Form 10-K
period 1995-04-30
VALUE LINE INC
filed 1995-07-31
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549






                                   FORM 10-K

              Annual Report Pursuant to Section l3 or l5(d) of the
                        Securities Exchange Act of l934

   For the fiscal year ended April 3O, l995   Commission File Number 0-ll3O6


                                VALUE LINE, INC.
             (Exact name of registrant as specified in its charter)

          New York                                      l3-3l39843
(State or other jurisdiction of                (IRS Employer Identification
 incorporation or organization)                            Number)

               220 East 42nd Street, New York, N.Y.   lOOl7-5891
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 907-1500
                                                           --------------

          Securities registered pursuant to Section l2(b) of the Act:

                                      None

          Securities registered pursuant to Section l2(g) of the Act:

                          Common Stock, $.10 par value

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months and (2) has been subject to such filing requirements for the past 9O days.

                                                   Yes  X   No
                                                       ---     ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the registrant's voting stock held by non-affiliates on July 13, 1995 was $62,932,800.

     There were 9,976,450 shares of the Company's Common Stock outstanding at July 13, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     The following documents are incorporated by reference with this filing:
Part III: l995 Definitive Proxy Statement.

                                     Part I

Item l. BUSINESS.

     Value Line, Inc. (the "Company"), a New York corporation, was organized in l982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co.").

     The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary Value Line Publishing, Inc. ("VLP") and providing investment advisory services to mutual funds, institutions, and individual clients. VLP publishes The Value Line Investment Survey, one of the nation's major periodical investment services, as well as The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line OTC Special Situations Service, The Value Line Options Survey, The Value Line Convertibles Survey, The Value Line Investment Survey--Canadian Edition, The Value Line Investment Survey--Expanded Edition, and The Value
Line Industry Review which is available in electronic format. The Company's periodical publications are direct marketed through media and direct mail to retail and institutional investors. The Company is investment adviser for the Value Line Family of Mutual Funds, which on April 30, l995, included 15 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients and, through VLP, provides financial database information through computer media and computer time-sharing facilities (DataFile and other services). VLP also markets personal computer software services (VALUE/SCREEN) and other electronic products for institutional investors. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of l94O.

    In addition to VLP, the Company's other wholly-owned subsidiaries include a registered broker-dealer, Value Line Securities, Inc., and an advertising agency, Vanderbilt Advertising Agency, Inc. These subsidiaries primarily provide services used by the Company in its publishing and investment management businesses. Compupower Corporation, another subsidiary, serves the subscription fulfillment needs of publishers. The name "Value Line," as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. As used herein, except as the context otherwise requires, the term "Company" includes the Company and its consolidated subsidiaries.

A.  Investment Information and Publications.

      VLP publishes investment related publications and produces electronic products described below:

     l. Publications:

     The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. The key evaluations for each stock covered are "Timeliness(TM)" and "Safety." "Timeliness(TM)" relates to the probable relative price performance of a stock over the next six to twelve months, as compared to the rest of the approximately l,7OO covered stocks. Rankings are updated each week and range from Rank l for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" rankings are a measure of risk and are based primarily on the issuer's relative financial strength and the stock's price stability. "Safety" ranges from Rank l for the least risky stocks to Rank 5 for the riskiest. Value Line employs approximately 90 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with weekly updates when relevant. The annual subscription price of The Value Line Investment Survey is $525.

    The Value Line Mutual Fund Survey provides full-page profiles of 1500 mutual funds and condensed coverage of an additional 550 funds. Every two weeks subscribers receive an updated issue, containing about 150 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of more than 2,000 funds. The Value Line Mutual Fund Survey also includes semi-annual profiles and analyses on 100 of the nation's major fund families. Additionally, subscribers receive a 12-page periodical monthly newsletter, containing articles of general interest to subscribers and readers "The Value Line Mutual Fund Advisor," with articles on investment trends and issues concerning mutual fund investors. Funds are ranked for both risk and overall risk-adjusted performance using strictly quantitative means. A large binder is provided to house the periodic fund reports. A second binder is provided to full-term subscribers for the periodical monthly newsletter. The annual subscription price of The Value Line Mutual Fund Survey is $295.

     The Company instituted on-line distribution of individual one-page reports from The Value Line Investment Survey and The Value Line Mutual Fund Survey through the CompuServe on-line network.

     The Value Line No-Load Fund Advisor is a periodical monthly newsletter for investors who wish to manage their own portfolios of no- and low-load, open-end mutual funds. Each issue features strategies for maximizing total return, with special attention given to tax considerations. Also featured are in-depth interviews with noted portfolio managers, model portfolios for a range of investor profiles, and information about retirement planning, industry news, and listings (with descriptions) of new funds worthy of further consideration. A full statistical review, including latest performance, rankings, and sector weightings, is updated each month on 600 leading no-load and low-load funds. The annual subscription price of The Value Line No-Load Fund Advisor is $107.

      The Value Line Investment Survey - Canadian Edition is a periodical weekly investment related publication that ranks 110 stocks (75 Canadian and 35 foreign) for future relative performance utilizing the Value Line Timeliness(TM) Ranking System, similar to the Investment Survey. The publication is marketed exclusively in Canada. The annual subscription price of The Value Line Investment Survey - Canadian Edition is $260 (Canadian).

    The Value Line OTC Special Situations Service, published periodically 24 times a year, concentrates on fast-growing, smaller companies whose stocks are perceived by Company analysts as having exceptional appreciation potential. The annual subscription price of The Value Line OTC Special Situations Service is $390.

    The Value Line Options Survey, a periodical weekly service published 48 times a year, evaluates and ranks for future performance the most active options listed on United States exchanges (approximately 8,000). The annual subscription price of The Value Line Options Survey is $445. An electronic version of this publication, The Value Line Daily Options Survey was introduced during the latter part of fiscal 1995.

      The Value Line Convertibles Survey, a periodical weekly service published 48 times a year, evaluates and ranks for future market performance approximately 58O convertible securities (bonds and preferred stocks) and approximately 75 warrants. The annual subscription price of The Value Line Convertibles Survey is $625.

      The Value Line Industry Review, a periodical monthly publication now available only in electronic form, evaluates 104 industry groups for relative performance. Providing detailed and extensive sector analysis, it is designed to meet the needs of professional portfolio managers. The annual subscription price of The Value Line Industry Review is $1,075.

      The Total Return Service is a customized data service derived from The Value Line Industry Review publication. It was developed to help publicly traded companies meet the SEC's mandated executive-compensation disclosure requirements. The service consists of a line graph comparing the total return of a public company's stock over the last five years to a published equity market index and a published or constructed industry index.

      The Expanded Edition of The Value Line Investment Survey was introduced by the Company in April 1995. It provides detailed descriptions of 1,800 additional small- and medium-capitalization stocks, many listed on NASDAQ, beyond the 1,700 stocks of larger- capitalization companies traditionally covered in The Value Line Investment Survey.

      Like the Standard Edition, the Expanded Edition has its own "Summary & Index" providing updated ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey. A new combined Index, published quarterly, allows the subscriber to locate easily a specific stock among the 3,500 stocks covered.

     The Expanded Edition includes a number of new as well as standard features:


- -    A new Performance Ranking System incorporates many of the elements of the
Value Line Timeliness/TM Ranking System, modified to accommodate the 1,800 stocks in the Expanded Edition. The Performance/TM Rank is based on earnings growth and price momentum and is designed to predict relative price performance over the next six to 12 months.

- -    An expanded Business Section provides detail about companies, focusing on business lines and strategies.

- -    An enlarged Assets and Liabilities Section provides long-term statistics and a more complete balance sheet on each company.

- -    New Total-Return Statistics provide an "at a glance" look at a particular stock's performance -- appreciation plus dividends -- over the past three months, six months, and one, three, and five years.

     The principal difference between the Expanded Edition and the Standard Edition is that the Expanded Edition does not include financial forecasts or analysts' comments. This modification has allowed Value Line to offer this service at a low price.

     The cost of the Expanded Edition to current subscribers is $125 per year and $650 per year for new subscribers combining both Editions.


     2.  Electronic Products:

     VALUE/SCREEN III is a data and software service for screening common stocks. It is intended for use by investors with personal computers and is sold primarily to retail investors. It provides extensive financial data on about 1,600 companies covered by The Value Line Investment Survey. Users can screen on as many as 49 variables for companies' financial performance and for investment objectives.

     Value Line DataFile contains historic annual and quarterly financial records for more than 5,400 companies in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities brokers. DataFile is sold to the institutional market. The Company also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial performance and projections of stock-price ranges, as well as a Convertible Securities File, The Value Line Industry Review, and custom services.

B.  Investment Management.

     As of April 30, 1995, the Company was the investment adviser for 15 mutual funds registered under the Investment Company Act of l94O. Value Line Securities, Inc., a wholly owned subsidiary of the Company, underwrites and distributes shares of the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Shareholder services for the Value Line Funds are provided by National Financial Data Services.

     Total net assets of the Value Line Funds at April 30, 1995, were:

                                                    (in millions)

    The Value Line Fund, Inc.                             $290
    The Value Line Income Fund, Inc.                       133
    The Value Line Special Situations Fund, Inc.            88
    Value Line Leveraged Growth Investors, Inc.            301
    The Value Line Cash Fund, Inc.                         354
    Value Line U.S. Government Securities Fund, Inc.       263
    Value Line Centurion Fund, Inc.                        394
    The Value Line Tax Exempt Fund, Inc.                   249
    Value Line Convertible Fund, Inc.                       51
    Value Line Aggressive Income Trust                      33
    Value Line New York Tax Exempt Trust                    39
    Value Line Strategic Asset Management Trust            728
    The Value Line Adjustable
       Rate U.S. Gov't Securities Fund, Inc.                10
    Value Line Small-Cap Growth Fund, Inc.                  13
    Value Line Asset Allocation Fund, Inc.                  29

                                                        ------
                                                        $2,975
                                                        ------

    The investment advisory contracts between each of the Value Line Funds and the Company provide that the Company will render investment research, advice, and supervision to the funds. These contracts must be approved annually in accordance with statutory procedures. The Company furnishes each fund with its investment program, subject to such fund's fundamental investment policies and to control and review by such fund's Board of Directors or Trustees. Each contract also provides that the Company will furnish, at its expense, various administrative services, office space, equipment, and administrative personnel necessary for managing the affairs of the funds. Advisory fee rates vary among the funds and may be subject to certain limitations. Each mutual fund may use "Value Line" in its name only so long as the Company acts as its investment adviser.

    Value Line Asset Management ("VLAM"), a division of the Company, manages pension funds and institutional and individual portfolios by utilizing the techniques developed for The Value Line Investment Survey. VLAM has varied investment advisory agreements with its clients which call for payments to the Company calculated on the basis of the market value of the securities portfolio under management.

     The Company also acts as investment adviser for the Hyperion Value Line Equity Trust, a Canadian mutual fund, and as sub-advisor to other mutual funds.

C.  Operating Subsidiaries:

    1.  Vanderbilt Advertising Agency, Inc.:

    Vanderbilt Advertising places advertising for the Company's publications, investment advisory services, and mutual funds. Commission income generated by Vanderbilt Advertising serves to reduce the Company's advertising expenses.


    2.  Compupower Corporation:

    The Company owns approximately 99.9% of the outstanding stock of Compupower Corporation. Compupower provides computerized subscription fulfillment services for the Company and for other publishers. For the year ended April 3O, l995, approximately 24% of Compupower's revenues were derived from services rendered to the Company.


    3.  Value Line Securities, Inc.:

    Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of l934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis), and VLS derives no revenue from such sales. Since l986, VLS has effected listed portfolio brokerage transactions for certain of the Value Line Funds, clearing such transactions on a fully disclosed basis through unaffiliated broker-dealers who receive a portion of the gross commissions.


D.  Other Businesses.

    The Company publishes the Value Line Arithmetic Composite and the Value Line Geometric Composite, daily indices of the stock market performance of the approximately l,7OO common stocks contained in The Value Line Investment Survey. The calculation of both indices is done by a firm unaffiliated with the Company. Futures contracts based upon fluctuations in the Value Line Arithmetic Composite are traded on the Kansas City Board of Trade, and options on the Index are traded on the Philadelphia Stock Exchange. The Company receives fees in connection with these activities.


E.  Investments.

    The Company invests in the Value Line Funds and in other marketable securities.

F.  Employees.

    At July 13, 1995, the Company and its subsidiaries employed 375 persons.

    The Company, its affiliates, and its officers, directors, and employees may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company's publications. The Company has imposed rules upon itself and such persons requiring monthly reports of securities transactions for their respective accounts and restricting trading in various types of securities in order to avoid possible conflicts of interest.


G.  Assets.

      The Company's assets identifiable to each of its principal business segments were as follows:

                                        April 30,
                                        ---------
                               1995                     1994
                               ----                     ----
                                     (in thousands)
   Investment Information
    & Publications          $ 11,788                 $ 12,385
   Investment Management     208,930                  182,960
   Corporate Assets           44,280                    4,976
                            --------                 --------
                            $264,998                 $200,321
                            ========                 =========


H.  Competition.

      The investment management and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. The Company believes it employs one of the world's largest independent securities research organizations and that it publishes the world's largest investment service periodically in terms of number of subscriptions and annual revenues.

I.  Executive Officers.


    The following table lists the names, ages (at July 13, 1995), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as otherwise indicated, each of the following has held an executive position with the companies indicated for at least five years.


      Name               Age       Principal Occupation or Employment
- ---------------------    ---       ----------------------------------


Jean Bernhard Buttner    60        Chairman of the Board, President,
                                   and Chief Executive Officer of
                                   the Company and AB&Co. Chairman of
                                   the Board of each of the Value Line
                                   Funds.



Samuel Eisenstadt        73        Senior Vice President and Research
                                   Chairman.



David T. Henigson        37        Vice President since 1992 and
                                   Treasurer since 1994; Director
                                   of Compliance and Internal Auditor
                                   of the Company since 1988; Vice
                                   President of each of the Value
                                   Line funds since 1992.



Howard A. Brecher        41        Secretary since 1992; Secretary and
                                   General Counsel of AB&Co. since
                                   1991; attorney with New York
                                   Telephone Company, 1984 to 1991.

Item 2. PROPERTIES.

      On June 4, 1993, the Company entered into a new lease agreement for approximately 80,000 square feet that provided for the relocation of its office space to 220 East 42nd Street, New York, New York. The Company owns a distribution facility of approximately 23,OOO square feet in North Bergen, New Jersey. The primary purpose of this location is the distribution of the Company's publication products. Compupower leases its approximately 8,OOO
- -square foot-office and computer facility in Secaucus, New Jersey. The Company believes the capacity of these facilities is sufficient to meet the Company's current and expected future requirements.


Item 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, l995.


                                    Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.


     The Registrant's Common Stock is traded in the over-the-counter market.
The approximate number of record holders of the Registrant's Common Stock at April 3O, l995 was 990. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:


                                                              Dividend
                            High               Low              Paid
Quarter Ended          Bid       Asked     Bid      Asked    Per Share
- -------------          ---------------     --------------    ---------
July 31, 1993......   $33      $34 1/2      $28      $28        $.15
October 31, 1993...   41 1/2   42           31       31         .20
January 31, 1994...    40       40 1/2       32       33         .20
April 30, 1994.....    38 1/2   38 1/2       34       34 1/2     .20
July 31, 1994......    34       36           31 1/2   33         .20
October 31, 1994...    32       34 1/2       30 1/2   32 1/2     .20
January 31, 1995...    30 1/2   33           29       30 3/4     .20
April 30, 1995.....    31       33 1/4       26 3/4   29         .20

Item 6. SELECTED FINANCIAL DATA.

     Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.


                               Years ended April 30,
                               ---------------------

                         1995      1994      1993      1992      1991
                           (in thousands, except per share amounts)
Revenues:

  Investment
   information and
   publications...      $55,912   $57,830   $56,127   $53,745   $48,265
   Investment
   management
   fees...........       23,183    24,220    22,274    20,816    16,388
                         ------    ------    ------    ------    ------
  Total revenues        $79,095    82,050    78,401    74,561    64,653

Income from
  operations......       29,661    32,464    30,667    30,012    21,197

Net income........      $23,168   $28,902   $27,723   $26,265   $19,597

Earnings per
  share...........        $2.32     $2.90     $2.78     $2.64     $1.97

Total assets.....      $265,042  $200,321  $176,095  $152,457  $130,747

Long term debt....     $      -  $      -  $  3,000  $      -  $  3,000

Cash dividends
  declared per share       $.60      $.80      $.60      $.60      $.60


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                               Operating Results

     The Company's fiscal 1995 earnings were the fourth highest historical earnings results. This accomplishment comes after three consecutive years of record earnings. Net earnings for the fiscal year ended April 30, 1995 were $23,168,000 or $2.32 per share compared with net earnings of $28,902,000 or $2.90 per share for fiscal year 1994 and net earnings of $27,723,000 or $2.78 per share for fiscal year 1993. The decrease in net earnings for fiscal 1995 from the fiscal 1994 level was primarily due to a decline in Income from Securities Transactions (formerly called Investment Income) of $7,047,000, including losses of $4,980,000 related to the Company's strategy of realizing capital losses in order to reduce income taxes. The $1,550,000 expended in support of The Value Line Cash Fund also contributed to the decrease.

     Revenues of $79,094,000 for fiscal 1995 compare to revenues of $82,050,000 and $78,401,000 for the twelve months ended April 30, 1994 and 1993, respectively. Publication revenues of $55,912,000 for the fiscal year ended April 30, 1995 decreased 3.3% from fiscal 1994. The decrease in publications revenues is primarily a result of the decline in subscription levels for the Value Line Investment Survey due to the uncertain financial market conditions that existed during the first three quarters of fiscal 1995. Revenues from the Company's publications for fiscal 1994 of $57,830,000 increased 3.0% from fiscal 1993 with the increase largely attributable to a higher average level of subscriptions to the Value Line Investment Survey. Investment management fees and services revenues of $23,182,000 for the fiscal year ended April 30, 1995 decreased 4.3% from the fiscal 1994 level. The decrease in fiscal 1995 was primarily a result of a 6.5% decline in the average annual assets under management in the Value Line mutual funds during the fiscal year. Mutual fund net assets under management at April 30, 1995 were approximately equal to the net assets under management at April 30, 1994. Investment management fees and services revenues for fiscal 1994 increased $1,945,000 or 8.7% from the 1993 levels as a result of an increase in the average level of assets under management in the Company's mutual funds. Mutual fund assets under management at fiscal year end 1994 increased during the year from $2.9 billion to $3.0 billion.

Expenses for the fiscal year ended April 30, 1995, exclusive of the non-recurring expense of $1,550,000, were $47,884,000, a decrease of $1,702,000 or 3.4% over last year's level of $49,586,000. Advertising expenses of $14,749,000 for the twelve months ended April 30, 1995 decreased $3,596,000 from expenses of $18,345,000 for the comparable period in fiscal 1994. The decrease in advertising expenses resulted from management's decision to cut back marketing expenditures during uncertain financial market conditions and increase sales efforts during improved financial market conditions. Salaries and employee benefit expenses of $18,935,000 for the twelve months of fiscal 1995 were $1,662,000 above the prior level of $17,273,000 primarily as a result of the additional staff in support of the Mutual Fund Survey and the cost of replacement staff and recruiting fees at Compupower and the Company's investment management and research divisions. Office and administration expenses of $8,003,000 increased $838,000 or 11.70% from the prior year's level as a result of a $445,000 increase in depreciation and amortization expenses associated with the new office facility and the computer hardware upgrade, $315,000 of accelerated amortization resulting from a decision to upgrade the fulfillment software at Compupower and an increase in professional fees. These increases were offset by a reduction in rent expense of $767,000 or 34% and the receipt of $617,000 in partial settlement of a lawsuit. Fiscal 1994 expenses also include the receipt of $408,000 of proceeds from a partial settlement of this lawsuit. Expenses for fiscal 1994 increased $1,852,000 as compared with fiscal 1993. The net increase is a result of increased advertising for the Value Line Investment Survey, the promotional effort and associated personnel costs incurred in launching the Value Line Mutual Fund Survey, offset by a $3,050,000 expense incurred in fiscal 1993 related to the Company's relocation.

     Income from Securities Transactions of $8,659,000 for the fiscal year ended April 30, 1995 decreased by $7,047,000 or 44.87% from $15,706,000 at
April 30, 1994. In addition to a $764,000 decrease in capital gains produced by the Hedge, Tilt and Stem portfolios, the Company also incurred losses of $4,980,000 related to its tax planning strategy. Sales of mutual fund shares, unrelated to the tax planning strategy, have produced $326,000 of capital losses this year as compared to a $101,000 gain last fiscal year. The decline was largely the result of a decision to liquidate an investment in one of the Company's mutual funds during the latter part of fiscal 1995 in order to redeploy these assets in other investment vehicles. Investment income in fiscal 1994 was $15,706,000, an increase of 10.4% from fiscal 1993. The increase was principally a result of a higher level of capital gains from the Company's portfolio of marketable securities.



                        Liquidity and Capital Resources


     The Company has liquid resources which are used in its business totaling $208,324,000 at April 30, 1995. In addition to $90,311,000 in working capital, the Company has marketable securities with a market value of $118,013,000, that, although classified as non-current assets are also readily marketable as the need for capital arises. The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities included in working capital with a market value of $39,099,000 at April 30, 1995. The repurchase obligations of $36,994,000 have been entered into on a short term basis. The securities, currently available for sale, mature during calendar year 1997 and are readily marketable should management decide to liquidate the Company's holdings and related obligations. The Company's cash position, including its investment in The Value Line Cash Fund has increased $30,696,000 at April 30, 1995 largely as a result of the liquidation of certain of the Company's equity and fixed income holdings in the Value Line Mutual Funds. The holdings in these funds were sold primarily to realize certain tax benefits during fiscal 1995.

     Management believes that the Company's cash and other liquid asset resources used in its business, together with future cash flows from operations, will be sufficient to finance current and forecasted operations.

     Management anticipates no significant borrowing requirements during fiscal 1995 other than the short term refinancing of the repurchase obligations.
                                                                          13

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form lO-K:

                                                          Page Numbers
    Reports of independent accountants                          21
    Consolidated balance sheets--April 3O, 1995 and 1994        23
    Consolidated statements of income and retained earnings
         --years ended April 3O, 1995, 1994 and 1993            24
    Consolidated statements of cash flows
         --years ended April 3O, 1995, 1994 and 1993            25
    Notes to the consolidated financial statements              26
    Supplementary schedules                                     35




                         Quarterly Results (Unaudited):
                    (in thousands, except per share amounts)

                                      Income                   Earnings
                         Total         From            Net        Per
                       Revenues      Operations      Income      Share
                       --------      ----------      -------     ------
1995, by Quarter -
  First............     $20,214       $ 5,090        $ 3,428     $ .34
  Second...........      19,806         7,985          6,961       .70
  Third............      19,425         7,223          7,011       .70
  Fourth...........      19,649         9,362          5,768       .58
                        -------       -------        -------     -----
    Total               $79,094       $29,660        $23,168     $2.32


1994, by Quarter -
  First..............   $19,615       $ 9,149        $ 8,370     $ .84
  Second.............    20,079         8,712          8,139       .82
  Third..............    21,228         7,503          8,992       .90
  Fourth.............    21,128         7,100          3,401       .34
                        -------       -------        -------     -----
      Total             $82,050       $32,464        $28,902     $2.90


 1993, by Quarter -
  First..............   $19,030       $ 7,917        $ 5,756     $0.58
  Second.............    19,302         9,007          6,692      0.67
  Third..............    19,806         7,446         10,736      1.08
  Fourth.............    20,263         6,297          4,539      0.45
                        -------       -------        -------     -----
     Total              $78,401       $30,667        $27,723     $2.78

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     Information required by this item is incorporated herein by reference to the annual proxy statement to be filed with the Securities and Exchange Commission within 12O days after April 3O, l995, except that the information pertaining to Executive Officers is set forth in Part I herein under the caption "Executive Officers of the Registrant."


Item 11.  EXECUTIVE COMPENSATION.

     Information required by this item is incorporated herein by reference to the annual proxy statement to be filed with the Securities and Exchange Commission within 12O days after April 3O, 1995.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

    Information required by this item is incorporated herein by reference to the annual proxy statement to be filed with the Securities and Exchange Commission within 12O days after April 3O, 1995.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated herein by reference to the annual proxy statement to be filed with the Securities and Exchange Commission within 12O days after April 3O, 1995.

                                    Part IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K


     (a)  1.  Financial Statements
               See Item 8.

          2.  Schedules
                Schedule I - Marketable Securities.
                Schedule XIII - Other Investments.

          All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3.  Exhibits

                  3.1 Articles of Incorporation of the Company, as amended through April 17, 1983 are incorporated by reference to the Registration Statement - Form S-1 of Value Line, Inc. Part II, Item 16.(a) 3.1 filed with the Securities and Exchange Commission on April 7, 1983.
                 10.8 Form of tax allocation arrangement between the Company and AB&Co. incorporated by reference to the Registration Statement - Form S-1 of Value Line, Inc.
                         Part II, Item 16.(a) 10.8 filed with the Securities and Exchange Commission on April 7, 1983.
                 10.9 Form of Servicing and Reimbursement Agreement between the Company and AB&Co., dated as of November 1, 1982 incorporated by reference to the Registration Statement
                         - Form S-1 of Value Line, Inc. Part II, Item 16.(a)
                         10.9 filed with the Securities and Exchange Commission on April 7, 1983.
                10.10 Value Line, Inc. Profit Sharing and Savings Plan incorporated by reference to the Registration Statement
                         - Form S-1 of Value Line, Inc. Part II, Item 16.(a)
                         10.10 filed with the Securities and Exchange Commission on April 7, 1983.
                10.13 Lease for the Company's premises at 220 East 42nd Street, New York, N.Y. incorporated by reference to the Annual Report on Form 10K for the year ended April 30, 1994.
                20.10    Subsidiaries of the Registrant.

    (b)  Reports on Form 8-K.

         No matters were reported on Form 8-K.


    (c)  Exhibits.

         Subsidiaries of the Registrant, Exhibit 22 attached.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 1O-K for the fiscal year ended April 3O, 1995, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VALUE LINE, INC.
                                  (Registrant)




                          By: /s/ Jean Bernhard Buttner
                             ____________________________



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                          By: /s/Jean Bernhard Buttner
                             ____________________________
                             Jean Bernhard Buttner
                             Principal Executive Officer




                          By: /s/ Stephen R. Anastasio
                             ____________________________
                             Principal Financial
                             and Accounting Officer




Dated: July 18, 1995
                                                                          18

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 1O-K for the fiscal year ended April 3O, 1995, to be signed on its behalf by the undersigned as Directors of the Registrant.




/s/Jean Bernhard Buttner                       /s/William S. Kanaga
- ------------------------                       --------------------
Jean Bernhard Buttner                          William S. Kanaga




/s/Arnold Van H. Bernhard                      /s/Howard A. Brecher
- -------------------------                      --------------------
Arnold Van H. Bernhard                         Howard A. Brecher




/s/Harold Bernard, Jr.                         /s/Samuel Eisenstadt
- ----------------------                         --------------------
Harold Bernard, Jr.                            Samuel Eisenstadt




/s/W. Scott Thomas                             /s/David T. Henigson
- ------------------                             --------------------
W. Scott Thomas                                David T. Henigson




Dated: July 18, 1995

Exhibit 22

                         Subsidiaries of the Registrant
                         ------------------------------



                                                      Percentage
                                                      of Voting
                                                      Securities
                                     State of         Owned By
                                  Incorporation       Registrant
                                  -------------       -----------


    Compupower Corporation          Delaware             99.9%

    Value Line Securities, Inc.     New York             l00%

    The Vanderbilt Advertising
      Agency, Inc.                  New York             l00%

    Value Line Publishing, Inc.     New York             100%

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Value Line, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and its subsidiaries at April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE LLP
- ------------------------
PRICE WATERHOUSE LLP


New York, New York
June 26, 1995

                       CONSENT OF INDEPENDENT ACCOUNTANTS






We hereby consent to the incorporation by reference in the registration statement on Form S-8 (No. 2-90593) of our report dated June 26, 1995 relating to the consolidated financial statements of Value Line, Inc. and subsidiaries for the years ended April 30, 1995 and 1994, which appears on page 22 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears in this Form 10-K.



/S/ PRICE WATERHOUSE LLP
- ------------------------
PRICE WATERHOUSE LLP


New York, New York
July 26, 1995

                         Value Line, Inc.
                     Consolidated Balance Sheets
                 (in thousands, except share amounts)

                                                                                                      Apr. 30,  Apr. 30,
                                                                                                       1995       1994
                                                                                                    ---------------------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $43,608 and $13,992, respectively)                                                  $45,026    $14,330
  Trading securities                                                                                   48,187     45,896
  Short term securities available for sale                                                             39,099          -
  Accounts receivable, net of allowance for doubtful
   accounts of $350 and $218, respectively                                                              3,348      5,997
  Receivable from affiliates                                                                            1,641      1,451
  Prepaid expenses and other current assets                                                             1,416      1,804
                                                                                                   ----------------------
    Total current assets                                                                              138,717     69,478

  Long term securities available for sale                                                             118,013    121,626
  Property and equipment, net                                                                           7,922      8,859
  Goodwill                                                                                                346        358
                                                                                                   ----------------------
    Total assets                                                                                     $264,998   $200,321
                                                                                                   ======================
Liabilities and Shareholders' Equity

Current Liabilities:
  Loan payable-current portion                                                                         $    -     $3,000
  Securities sold under agreements to repurchase                                                       36,994          -
  Accounts payable and accrued liabilities                                                              6,358      8,790
  Accrued salaries                                                                                      1,466      1,253
  Dividends and interest payable                                                                          534      1,995
  Accrued taxes payable                                                                                 3,054      1,268
                                                                                                   ----------------------
    Total current liabilities                                                                          48,406     16,306

  Unearned revenue                                                                                     36,789     35,529
  Deferred charges                                                                                      1,808        760
  Deferred income taxes                                                                                 4,806        342

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                                                     1,000      1,000
  Additional paid-in capital                                                                              940        940
  Retained earnings                                                                                   163,101    145,918
  Treasury stock, at cost (24,650 on April 30, 1995,
   and April 30, 1994)                                                                                   (474)      (474)
  Unrealized gains on securities available for sale, net of taxes                                       8,622          -
                                                                                                   ----------------------
    Total shareholders' equity                                                                        173,189    147,384
                                                                                                   ----------------------
    Total liabilities and shareholders' equity                                                       $264,998   $200,321
                                                                                                   ======================

The accompanying notes are an integral part of these financial statements.

                                     Value Line, Inc.
                           Consolidated Statements of Cash Flows
                                      (in thousands)

                                                                                            Years ended April 30,
                                                                                    1995              1994       1993
                                                                          -----------------------------------------------
Cash flows from operating activities:
  Net income                                                                               $23,168    $28,902    $27,723

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                              1,293        866      2,035
  Accretion of discount                                                                       (484)         -          -
  (Gains)/losses on sale of trading securities
   and securities held for sale                                                              4,077     (6,851)    (3,623)
  Unrealized (gains)/losses on trading securities                                           (3,445)     1,060         33
  Loss on write-down of equipment                                                              166          -          -
  Deferred income taxes                                                                        653       (510)    (1,446)
  Other                                                                                          -          5        234

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                                                   1,260        (56)       (93)
   Increase in deferred charges                                                              1,048      1,121          -
   Increase/(decrease) in accounts payable
    and accrued expenses                                                                    (1,676)       642      2,870
   Increase in accrued salaries                                                                213         77         71
   Increase/(decrease) in interest payable                                                     534        (10)        (7)
   Increase/(decrease) in accrued taxes payable                                                955       (366)       493
   (Increase)/decrease in prepaid expenses and
    other current assets                                                                       388       (534)       329
   (Increase)/decrease in accounts receivable                                                 (735)    (1,907)       451
   (Increase)/decrease in receivable from affiliates                                          (190)        32       (219)
                                                                          -----------------------------------------------
    Total adjustments                                                                        4,057     (6,431)     1,128
                                                                          -----------------------------------------------
Net cash provided by operating activities                                                   27,225     22,471     28,851
                                                                          -----------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of securities                                                         46,945      6,218      9,490
  Purchases of securities                                                                  (35,374)   (30,382)   (16,330)
  Proceeds from sales of trading securities                                                 74,964     90,761     51,055
  Purchases of trading securities                                                          (70,708)   (77,908)   (62,890)
  Acquisitions of property and equipment                                                    (1,376)    (5,838)      (541)
                                                                          -----------------------------------------------
Net cash provided by/(used in) investing activities                                         14,451    (17,149)   (19,216)
                                                                          -----------------------------------------------
Cash flows from financing activities:
  Proceeds from sales of treasury stock                                                          -         72          9
  Dividends paid                                                                            (7,980)    (7,480)    (5,982)
  Loan repayment                                                                            (3,000)         -          -
                                                                          -----------------------------------------------
Net cash (used in) financing activities                                                    (10,980)    (7,408)    (5,973)
                                                                          -----------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                        30,696     (2,086)     3,662
Cash and cash equivalents at beginning of year                                              14,330     16,416     12,754
                                                                          -----------------------------------------------
Cash and cash equivalents at end of year                                                   $45,026    $14,330    $16,416
                                                                          ===============================================

The accompanying notes are an integral part of these financial statements.

                                       Value Line, Inc.
                   Consolidated Statements of Income and Retained Earnings
                             (in thousands, except per share amounts)

                                                                                            Years ended April 30,
                                                                                         1995          1994       1993
                                                                          -----------------------------------------------
Revenues:
  Investment periodicals and related publications                                          $55,912    $57,830    $56,127
  Investment management fees & services                                                     23,182     24,220     22,274
                                                                          -----------------------------------------------
    Total revenues                                                                          79,094     82,050     78,401
                                                                          -----------------------------------------------
Expenses:
  Advertising and promotion                                                                 14,749     18,345     14,837
  Salaries and employee benefits                                                            18,935     17,273     15,775
  Printing, paper and distribution                                                           6,197      6,803      6,095
  Office and administration                                                                  8,003      7,165      7,977
  Mutual fund support expenses                                                               1,550          -          -
  Relocation expenses                                                                            -          -      3,050
                                                                          -----------------------------------------------
    Total expenses                                                                          49,434     49,586     47,734
                                                                          -----------------------------------------------

Income from operations                                                                      29,660     32,464     30,667
Income from securities transactions, net                                                     8,659     15,706     14,224
                                                                          -----------------------------------------------
Income before income taxes                                                                  38,319     48,170     44,891
Provision for income taxes                                                                  15,151     19,268     17,168
                                                                          -----------------------------------------------
    Net income                                                                             $23,168    $28,902    $27,723


Retained earnings, at beginning of year                                                    145,918    124,995    103,254
Dividends declared                                                                          (5,985)    (7,979)    (5,982)
                                                                          -----------------------------------------------
Retained earnings, at end of year                                                         $163,101   $145,918   $124,995
                                                                          ===============================================
Earnings per share                                                                           $2.32      $2.90      $2.78
                                                                          ===============================================

The accompanying notes are an integral part of these financial statements.

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements


Note 1-Organization and Summary of Significant Accounting Policies:

  Value Line, Inc. (the "Company") is incorporated in New York State and carries on the investment periodicals and related publications and investment management activities formerly performed by Arnold Bernhard & Co., Inc. (the "Parent") which owns approximately 80% of the issued and outstanding common stock of the Company.

  Principles of consolidation: The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue recognition: Subscription revenues are recognized ratably over the terms of the subscriptions which range from three months to three years. Accordingly, the amount of subscription fees to be earned by servicing subscriptions after the date of the balance sheet is shown as unearned revenue. The unearned revenue shown on the balance sheet is a noncurrent deferred credit. This classification recognizes that the fulfillment of this commitment will require the use of significantly less current assets than the amount of the unearned revenues and, accordingly, combining it with current liabilities would significantly understate the liquidity position of the Company.

  Investment management fees are recorded as revenue as the related services are performed.

Securities Sold Under Agreements to Repurchase:

The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities. The securities are recorded at market value and are included in "Short-term securities available for sale" on the Consolidated Balance Sheets.

Valuation of Securities:

  Effective May 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As a result of adopting SFAS 115, the Company changed the method by which it values its long-term securities portfolio, which consists of shares of the Value Line Mutual Funds, and short-term securities portfolio, which the Company classifies as available for sale, from the lower of aggregate cost or market to market value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method. SFAS 115 cannot be retroactively applied to the financial statements of periods prior to May 1, 1994.

  Trading securities, which consist of securities held by Value Line Securities, Inc., the Company's broker-dealer subsidiary, and certain adjustable rate preferred shares held by the Company, are valued at market with unrealized gains and losses included in earnings.

  Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized over a period of 40 years.

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements

  Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 1995 and 1994, cash equivalents included $41,503,000 and $10,266,000, respectively, invested in the Value Line money market funds.

  Reclassification: Certain prior year amounts disclosed in the Consolidated Financial Statements and Notes thereto have been reclassified to conform to current year presentation.

Note 2-Supplementary Cash Flow Information:

  Cash payments for income taxes were $12,974,000, $20,171,000, and $18,123,000, in 1995, 1994 and 1993, respectively. Interest payments of $1,315,000, $183,000 and $201,000 were made in 1995, 1994, and 1993, respectively.

Note 3-Related Party Transactions:

  The Company acts as investment adviser and manager for fifteen open-end investment companies known as the Value Line Family of Funds (see Note 4). The Company earns investment management fees calculated based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds and other advisory clients of the Company that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 1995, 1994 and 1993, investment management fees and brokerage commission income, net of clearing fees, amounted to $17,782,000, $19,098,000 and $17,050,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates in the Consolidated Balance Sheets were $1,352,000 and $1,379,000 at April 30, 1995 and 1994, respectively.

  For the years ended April 30, 1995, 1994 and 1993, the Company was reimbursed $414,000, $454,000 and $309,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 1995 and 1994, Receivable from affiliates included a receivable from the Parent of $257,000 and $36,000, respectively. For the years ended April 30, 1995, 1994 and 1993, the Company made federal income tax payments to to the Parent amounting to $10,225,000, $16,020,000 and $14,014,000, respectively. At
April 30, 1995 and 1994, accrued taxes payable included $438,000 payable to and $92,000 receivable from the Parent, respectively. These data are in accordance with the tax sharing arrangement described in Note 6.

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements


Note 4-Investments:

Trading Securities:

  Securities held by Value Line Securities, Inc. had an aggregate cost of $40,767,000 and $39,475,000 and a market value of $48,187,000 and $43,549,000 at April 30, 1995 and April 30, 1994, respectively. The adjustable rate preferred stock securities held by Value Line, Inc. which were sold during fiscal 1995 are recorded at the lower of aggregate cost or market at April 30, 1994. The aggregate cost and market value of these securities at April 30, 1994 was $2,347,000 and $2,737,000, respectively.

Short-Term Securities Available for Sale:

  Short-term securities available for sale consists of Value Line, Inc.'s holdings in the following securities:

  Federal National Mortgage Association (FNMA), floating rate notes due August 5, 1997; par value $30,325,000.

  Federal Farm Credit Bank (FFCB), floating rate notes due February 12, 1997; par value $10,000,000.

  The market value of the Company's holdings in the FNMA and FFCB, which approximates cost, at April 30, 1995 was $29,438,000 and $9,661,000, respectively. These notes were purchased at a discount from their respective face values. The accretion of this discount has been included as an addition to the cost of the securities and reflected as interest income in the Consolidated Statements of Income and Retained Earnings.

Long-Term Securities Available for Sale:

  The aggregate cost of the long-term securities was $104,749,000 and $121,626,000 and the market value was $118,013,000 and $127,993,000 at April
30, 1995 and April 30, 1994, respectively. At April 30, 1995, gross unrealized gains on these securities of $13,264,000, net of deferred taxes of $4,642,000, were included in shareholders' equity. Realized losses and the proceeds received from sales of these securities during the fiscal year ended April 30, 1995 were $5,306,000 and $46,934,000, respectively. At April 30,
1994, these securities were recorded at the lower of aggregate cost or market.

  For the years ended April 30, 1995, 1994 and 1993, total net income from securities consisted of $4,938,000, $5,094,000 and $5,244,000 of dividend income; $396,000, $11,789,000 and $9,159,000 of net capital gains;
$1,912,000, $56,000 and $53,000 of interest income; and $1,865,000, $183,000 and $195,000 of related interest expense, respectively. Net income from securities also included $3,279,000 of unrealized gains for the year ended April 30, 1995 and $1,060,000 and $33,000 of unrealized losses on marketable securities for the years ended April 30, 1994 and 1993, respectively.

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements

Note 5-Property and Equipment:

  Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the remaining terms of the leases. For income tax purposes, depreciation is computed using accelerated methods.

  Property and equipment consisted of the following:

                                                              April 30,
                                                         ------------------
                                                          1995        1994
                                                         ------      ------
                                                            (in thousands)
Land                                                        $59          $59
Building and leasehold improvements                       3,442        3,504
Furniture and equipment                                   9,789        9,384
                                                         ------       ------
                                                         13,290       12,947

Accumulated depreciation and amortization                (5,368)      (4,088)
                                                         ------       ------
                                                         $7,922       $8,859
                                                         ======       ======

Note 6-Federal, State and Local Income Taxes:

  The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:

                                                    Years ended April 30,
                                                  -------------------------
                                                   1995      1994      1993
                                                  -------   -------   -------
                                                        (in thousands)
Current:
  Federal                                         $10,733   $15,676   $14,217
  State and local                                   3,765     4,102     4,397
                                                  -------   -------   -------
                                                   14,498    19,778    18,614
Deferred:
  Federal                                             795      (523)   (1,066)
  State and local                                    (142)       13      (380)
                                                  -------   -------   -------
                                                      653      (510)   (1,446)
                                                  -------   -------   -------
                                                  $15,151   $19,268   $17,168
                                                  =======   =======   =======

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements

  Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

                                                    Years ended April 30,
                                                  -------------------------
                                                   1995      1994      1993
                                                  -------   -------   -------
                                                        (in thousands)
Unrealized gains on securities held for sale      ($4,642)      -         -
Unrealized gains on trading securities             (2,489)  (1,279)   (1,604)
Relocation reserve                                    263      675       610
Depreciation                                         (363)    (393)     (255)
Deferred charges                                      770      267        -
Other, net                                            694      258       267
                                                  -------   ------    ------
                                                  ($5,767)   ($472)    ($982)
                                                  =======   ======     =====

  Included in accrued taxes payable in current liabilities in the Consolidated Balance Sheets are deferred federal tax liabilities of $1,373,000 and $401,000 at April 30, 1995 and 1994, respectively. Also included in accrued taxes payable are deferred state and local tax benefits of $413,000 and $271,000 at April 30, 1995 and 1994, respectively.

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

                                                    Years ended April 30,
                                                  -------------------------
                                                   1995      1994      1993
                                                  -------   -------   -------
                                                        (in thousands)
Tax expense at the U.S. statutory rate            $13,458   $16,917   $15,317
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit                       2,351     2,670     2,651
  Effect of tax exempt income and dividend
   deductions                                        (684)     (768)     (846)
  Other, net                                           27       449        46
                                                  -------   -------   -------
                                                  $15,151   $19,268   $17,168
                                                  =======   =======   =======

  The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements

Note 7-Employees' Profit Sharing and Savings Plan:

  Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 1995, 1994 and 1993 was $968,000, $1,470,000 and $1,159,000, respectively.

Note 8-Incentive Stock Options:

   On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 1995, is as follows:

                                         Number of             Option
                                          Shares               Prices
                                         ---------       -----------------
Outstanding at May 1, 1992                  8,200        $17.00 to $26.25
   Granted                                  5,000        $29.75
   Exercised                                 (500)       $17.50
   Cancelled                               (2,500)       $23.50
                                           ------
Outstanding at April 30, 1993              10,200        $17.00 to $29.75
   Granted                                     -
   Exercised                               (3,950)       $17.00 to $20.00
   Cancelled                                   -
                                           ------
Outstanding at April 30, 1994               6,250        $17.50 to $29.75
   Granted                                     -
   Exercised                                   -
   Cancelled                                   -
                                           ------
Outstanding at April 30, 1995               6,250        $17.50 to $29.75
                                           ======

  Options outstanding at April 30, 1995 expire at various dates through March 2003. At April 30, 1995, 3,750 of the outstanding options were exercisable. Of the common stock held in treasury at April 30, 1995, 6,250 shares were held for exercise of stock options.

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements

Note 9-Treasury Stock:

  Treasury stock, at cost, for the three years ended April 30, 1995, consists of the following:

                                              Shares             Amount
                                              ------             ------
                                                             (in thousands)
Balance May 1, 1992                           29,100               $560
 Exercise of incentive stock options            (500)               (10)
                                              ------              -----
Balance April 30, 1993                        28,600                550
 Exercise of incentive stock options          (3,950)               (76)
                                              ------              -----
Balance April 30, 1994                        24,650                474
 Exercise of incentive stock options              -                  -
                                              ------              -----
Balance April 30, 1995                        24,650               $474
                                              ======              =====

  The Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock from time to time in negotiated transactions.

Note 10-Securities Sold under Agreements to Repurchase:

  On June 28, 1994, the Company entered into short-term agreements to repurchase certain securities sold. These agreements were entered into to repurchase the Federal National Mortgage Association Floating Rate Notes due August 5, 1997 (FNMA), par value $30,325,000, and Federal Farm Credit Bank Floating Rate Notes due February 12, 1997 (FFCB), par value $10,000,000, stated in Note 4. The outstanding balance of the obligations under the repurchase agreements in the aggregate amount of $36,977,000 accrue interest at a stated annual interest rate of 6.3125% and mature on May 5, 1995 ($27,899,000) with respect to the FNMA and May 12, 1995 ($9,095,000) for the obligation to repurchase the FFCB securities. The Company intends to refinance these obligations on a short term basis.

Note 11-Lease Commitments:

  On June 4, 1993, the Company entered into a 15 year lease agreement that provides new primary office space, replacing the previous lease that expired during the second quarter of fiscal year 1994. The lease includes free rental periods as well as scheduled base rent escalations over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a Deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease.

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements

  Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

            Year ended April 30:                (in thousands)
               1996                                 $1,703
               1997                                  1,565
               1998                                  1,536
               1999                                  1,784
               2000                                  1,827
            Thereafter                              15,175
                                                   -------
                                                   $23,590
                                                   =======

  Rental expense for the years ended April 30, 1995, 1994 and 1993 under operating leases covering office space was $1,481,000, $2,248,000 and $2,422,000, respectively.

Note 12-Relocation Cost:

  In fiscal 1994, the Company relocated its corporate office facility to a new location within New York City. Included in Relocation expense in the Consolidated Statements of Income and Retained Earnings in 1993 is the estimated operating cost of the second facility during the estimated period of construction, the disposal and clean-up expenses at the previously occupied office site and the charges related to the acceleration of depreciable lives of the Company's office and computer equipment that was replaced in connection with the relocation.

Note 13-Term Loan Facility:

  The Company has repaid its $3,000,000 obligation and terminated the bank term loan agreement during fiscal 1995. The agreement provided for collateralization and the maintenance of certain ratios and net worth limitations. At April 30, 1994, the bank held marketable securities with a market value of $7,031,000 as collateral against the loan. These securities were sold during fiscal 1995 with the proceeds used to repay the bank obligation.

  Interest charged on the loan was at the bank's prime lending rate which averaged 7.5%, 6.1% and 6.1% for the years ended April 30, 1995, 1994 and 1993, respectively. Interest expense for the years ended April 30, 1995, 1994 and 1993 was $119,000, $183,000 and $195,000, respectively.

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements

Note 14-Business Segments:

  The Company operates in two business segments: Investment periodicals and Publications, and Investment Management. Identifiable assets consisted of:

                                                             April 30,
                                                        ------------------
                                                          1995        1994
                                                        ------      ------
                                                            (in thousands)
Identifiable assets:
  Investment periodicals and
   publications                                         $11,788     $12,385
  Investment management                                 208,930     182,960
  Corporate assets                                       44,280       4,976
                                                       --------    --------
     Total                                             $264,998    $200,321
                                                       ========    ========

Revenues and income from operations were as follows:

                                                    Years ended April 30,
                                                  -------------------------
                                                   1995      1994      1993
                                                  -------   -------   -------
                                                        (in thousands)
Revenues:
  Investment periodicals and
   publications                                   $56,041   $58,005   $56,221
  Intersegment revenues                              (129)     (175)      (94)
                                                  -------   -------   -------
                                                   55,912    57,830    56,127
  Investment management                            23,183    24,220    22,274
                                                 --------  --------  --------
    Consolidated revenues                         $79,095   $82,050   $78,401
                                                 ========  ========  ========
Income from operations:
  Investment periodicals and
   publications                                   $15,397   $17,285   $18,652
  Investment management                            14,264    15,179    12,015
                                                 --------  --------  --------
    Consolidated income from operations           $29,661   $32,464   $30,667
                                                 ========  ========  ========

Note 15-Net Capital:

The Company's wholly owned broker/dealer subsidiary, Value Line Securities, Inc., is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 and requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Additionally, dividends may only be declared if aggregate indebtedness is less than twelve times net capital.

At April 30, 1995, Value Line Securities', Inc. net capital, as defined, of $39,331,748 exceeded required net capital by $38,550,090 and the ratio of aggregate indebtedness to net capital was .30 to 1.

                                 Value Line, Inc.
                    Notes to Consolidated Financial Statements

Note 16-Financial Instruments with Off-Balance-Sheet Risk and
        Concentration of Credit Risk:

The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual fund or a counterparty fail to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 1995, the underlying notional value of such commitments was $5,942,625. Risk arises from the potential inability of counterparties to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into exchange traded futures contracts.

  No single customer accounted for a significant portion of the Company's sales in 1995, 1994 or 1993, nor accounts receivable for 1995 or 1994.

Note 17-Estimated Fair Value of Financial and Derivative Instruments:

  Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

  Derivative instruments held for trading purposes are reflected at fair value at April 30, 1995. The fair value and the average fair value of derivative instruments at April 30, 1995 and for the year then ended consists of liabilities of $332,925 and $50,102, respectively.

  Net trading gains related to equity securities aggregated $5,227,790 for the year ended April 30, 1995. Net trading losses related to derivative financial instruments amounted to $570,552 for the year ended April 30, 1995.

Note 18-Mutual Fund Support Expenses:

  On June 28, 1994, the Company purchased, as part of its investment management operations for which it receives fee income, U.S. Government Agency notes with a market value as of that date of $38,615,000 from the Value Line Cash Fund, for which it is the investment adviser. In order to maintain a $1.00 per share net asset value, as part of the same transaction, the Company reimbursed the Value Line Cash Fund $1,550,000 for losses the Fund incurred on the sale which the Company may recoup in the future.

                          Value Line, Inc.
                          ----------------

                     Schedule I - Marketable Securities

Shares       Common Stock Name                  Cost        Market
- ------       -----------------                  ----        ------
10,500 ADC Telecommunications, Inc            $276,121     $346,500
 3,000 AFLAC Inc.                              109,728      123,750
 7,600 AT&T Corp                               351,275      385,700
 9,400 Abbott Laboratories                     259,045      370,125
 5,050 Advanta Corp "A"                        125,408      175,488
10,500 Air Express Int'l Corp                  224,555      246,750
 3,400 Airgas Inc.                              89,552       76,075
 3,000 Allied Products Corp                     47,430       58,500
 5,400 Allied-Signal                           189,677      213,975
 8,700 Amer Bankers Ins Group Inc.             243,925      275,138
 5,200 American International Group, Inc.      462,683      555,100
 5,400 Ametek, Inc.                             96,950       87,750
   900 Amgen, Inc.                              51,975       65,419
 1,000 Amoco Corp                               60,205       65,625
 4,900 Andrew Corp                              80,578      242,550
 3,500 Anheuser-Busch Cos., Inc.               187,930      203,438
 4,400 Apple Computer, Inc.                    185,238      168,300
 5,200 Applebees International Inc.            114,400      114,400
 2,000 Applied Power Inc. Class "A"             49,620       52,750
19,900 Archer-Daniels-Midland Co.              378,483      363,175
 6,300 Autodesk, Inc.                          242,200      214,597
 2,500 Automatic Data Processing, Inc.         140,813      160,625
 4,700 Avery Dennison Corp                     157,073      190,938
 3,000 Baldor Elec Co                           74,055       88,500
 4,100 Becton, Dickinson & Co                  192,546      228,575
 5,600 Bed Bath & Beyond Inc.                  145,600      116,900
 4,400 Belo (A. H.) Corp. Del. Series          239,645      264,550
 8,200 Bergen Brunswig Corp. Class "A"         219,780      194,750
12,900 Big B, Inc.                             181,463      187,050
 9,500 Bio-Rad Labs Inc. Cl 'A'                219,115      274,313
13,900 Black & Decker Corp                     317,354      417,000
 8,000 Blount, Inc. Class "A"                  248,480      357,000
 4,000 Boston Scientific Corp                   99,240      109,000
 3,800 Briggs & Stratton Corp                  122,778      133,475
 5,200 Browning-Ferris Industries Inc.         162,094      171,600
 3,100 Burlington Northern, Inc.               181,675      184,450
 7,100 Butler Manufacturing Co                 202,943      285,775
 6,800 CDI Corp                                143,269      174,250
 4,000 CPI Corp                                 82,240       67,000
 4,000 CTS Corp                                106,782      132,500
 6,200 CUC International, Inc.                 214,210      252,650
 7,100 Campbell Soup Co.                       317,701      363,875
 3,000 Canandaigua Wine Inc. Cl "A"            110,250      129,000
 6,000 Capital Cities/ ABC, Inc.               422,116      507,000
 6,000 Cardinal Health Inc.                    230,000      276,750
 8,200 Cascade Corp                            101,943      131,200
12,300 Caseys General Stores Inc.              184,150      212,175
 2,600 Caterpillar Inc.                        111,354      152,100
 2,400 Century Tel Enterprises                  74,372       71,400
12,200 Ceridian Corporation                    368,744      420,900
 5,100 Circus Circus Enterprises, Inc.         162,356      168,938



                          Value Line, Inc.
                          ----------------

                     Schedule I - Marketable Securities

Shares       Common Stock Name                  Cost        Market
- ------       -----------------                  ----        ------
 3,800 Citicorp                                130,777      176,225
 3,900 Clark Equipment Co                      194,281      333,450
 8,200 Clayton Homes, Inc.                     133,742      138,375
   400 Coastal Corp                             11,412       11,900
11,000 Coca-Cola Co                            473,518      639,375
12,300 Coca-Cola Enterprises Inc.              233,326      275,213
 6,000 Coherent, Inc.                          102,750      175,128
 5,700 Colgate Palmolive Co., Inc.             376,378      400,425
 9,000 Commercial Intertech Corp               175,110      199,125
 4,100 Computer Associates Int'l., Inc.        178,413      263,938
 2,000 Computer Sciences Corp                   80,165       98,750
 5,000 Consolidated Freightways, Inc.          122,800      127,500
10,100 Consolidated Stores Corp                183,111      172,963
 3,800 Cooper Tire & Rubber Co                  99,264       93,100
 3,900 Cordis Corp                             205,900      279,825
 5,800 Crown Cork & Seal Inc.                  211,275      247,950
 1,100 Cummins Engine Inc.                      47,110       49,225
23,800 Danaher Corp                            554,790      708,050
 4,300 Danka Business Sys PLC (ADR)            108,038      117,713
 1,900 Deere & Co                              155,620      155,800
 4,100 Dionex Corp.                            161,950      170,150
 5,700 Disney (Walt) Co.                       302,232      315,638
12,593 Dollar General Corp                     248,699      292,787
 6,300 Donaldson Co., Inc.                     141,591      156,713
 2,000 Dover Corp                              128,370      130,000
 3,300 Du Pont (E.I.) de Nemours & Co Inc.     192,174      217,388
12,000 Dynatech Corp                           165,000      210,000
 5,100 Echlin Inc.                             187,844      186,150
17,700 Equifax Inc.                            491,526      573,038
10,000 Esterline Technologies Corp             137,582      168,750
 3,200 FMC Corp                                187,534      196,400
 4,100 Fabri-Centers of America, Inc.           74,095       75,850
 4,400 Fifth Third Bancorp                     233,125      211,750
 2,900 Fiserv Inc.                              71,150       76,850
 5,300 Fluor Corp                              240,959      272,950
 8,000 General Electric Co                     303,524      448,000
 6,000 General Motors Corp                     258,580      270,750
 5,300 Gillette Co                             354,585      434,600
 5,000 Glaxo PLC (ADR)                         112,175      118,125
 1,800 Great Lakes Chemical Corp               107,824      105,750
 5,700 Green Tree Financial Corp                98,629      232,988
 5,100 HBO & Co                                191,230      233,325
15,200 Halliburton Co                          540,336      583,300
13,500 Handy & Harman                          200,468      202,500
 6,100 Helca Mng Co                             60,933       64,813
 6,600 Hercules, Inc.                          248,195      329,175
13,000 Heritage Media Corp Cl. "A"             212,244      331,500
 2,600 Hewlett-Packard Co                      130,566      171,925
 4,400 Hilgiger Tommy Corp Ord                  89,507      101,200
 2,400 Home Depot, (The), Inc.                  91,082      100,200
 3,300 Hon Industries Inc.                      99,474       86,625





                          Value Line, Inc.
                          ----------------

                     Schedule I - Marketable Securities

Shares       Common Stock Name                  Cost        Market
- ------       -----------------                  ----        ------
10,650 Hudson Foods Inc Cl "A"                 161,226      183,713
 3,100 IBP, Inc.                               100,506      114,700
 9,000 IDEX Corp                               237,773      300,375
 3,400 IMC Global Inc.                         159,154      167,025
 8,000 Idex Corp                               203,127      267,000
 4,600 Illinois Tool Works Inc.                189,414      230,575
18,800 Illinova Corp                           431,202      437,100
 4,000 Informix Corp                           104,000      157,500
 6,300 Inland Steel Industries, Inc.           215,589      159,863
 3,200 Intel Corp                              129,344      327,600
 4,000 International Alum Corp                 102,052      138,000
 6,900 International Business Machine          420,836      653,775
 6,200 Intl Flavors & Fragrances Inc.          278,747      318,525
 8,800 Invacare Corp                           309,882      347,600
 5,000 Itel Corp (New)                         173,688      180,000
13,000 JLG Industries Inc.                     229,425      260,000
 9,600 Johnson & Johnson                       462,555      624,000
 3,700 Kellogg Co                              207,774      234,950
 3,000 Kelly Services, Inc. Class "A"          105,000      101,250
 2,000 Kysor Industrial Corp                    42,620       42,750
12,250 La Quinta Inns Inc.                     269,795      365,969
 4,900 Lancaster Colony Corp                   143,325      170,275
 3,200 Leggett & Platt, Inc.                   126,992      123,200
 4,600 Loral Corp                              131,154      216,200
 6,700 MBNA Corp                               180,864      202,675
 1,600 MGIC Invt Corp                           67,848       67,800
23,200 Manpower, Inc.                          653,055      774,300
11,130 Mark IV Industries, Inc.                210,311      200,340
 6,500 Mattel, Inc.                            132,282      154,375
 6,000 Mc Donnell Douglas                      153,452      372,000
22,700 McDonald's Corp                         703,387      794,500
 5,600 Media General, Inc. Class "A"           165,268      182,000
 2,300 Medic Computer Sys Inc.                 102,897      101,200
 6,700 Medtronic Inc.                          332,787      498,313
 7,200 Mentor Graphics Corp                    115,200      121,500
 4,400 Merck & Co., Inc.                       151,832      188,650
 1,200 Micron Technology Inc.                   63,936       98,700
 3,800 Microsoft Corp                          220,413      310,650
 6,900 Midlantic Corp                          237,475      251,850
 9,900 Mirage Resorts Inc.                     237,094      297,000
 9,300 Modine Mfg Co                           255,775      315,038
 3,000 Molex Inc.                              101,250      113,250
 4,900 Motorola, Inc.                          165,151      278,688
 9,300 Mylan Laboratories Inc.                 238,571      285,975
 8,100 National Computer Sys Inc.              139,893      143,775
10,950 National Data Corp                      182,301      203,944
 5,100 Nationsbank Corp                        261,303      255,000
 4,700 Navistar International Corp              61,591       66,388
 2,800 Nike, Inc. Class "B"                    201,468      214,550
 4,700 Northrop Grumman Corp                   213,145      233,238
 5,100 Norwest Corp                            113,668      135,150




                          Value Line, Inc.
                          ----------------

                     Schedule I - Marketable Securities

Shares       Common Stock Name                  Cost        Market
- ------       -----------------                  ----        ------
 1,900 Novellus Systems, Inc.                   91,425      115,425
11,200 Oakwood Homes Corp                      272,976      280,000
 5,000 Omnicom Group Inc.                      241,675      278,125
 5,600 Pacific Scientific Co                   120,336      118,300
 7,000 Pall Corp                               150,045      163,625
 5,600 Paychex Inc.                            205,275      266,700
 7,700 Pepsico, Inc.                           286,163      320,513
 5,300 Pfizer, Inc.                            415,544      459,113
 6,000 Ply Gem Inds Inc.                       120,360       99,750
12,500 Praxair Inc.                            259,898      296,875
 3,700 Premark International Inc.              146,650      178,525
 6,500 Proctor & Gamble Co                     360,156      454,188
 3,000 Progressive Corp                         97,914      113,250
 5,400 Promus Cos Inc.                         208,137      207,900
 4,000 Reynolds & Reynolds Co.                  82,370      106,000
 7,800 Rite Aid Corp                           179,793      181,350
 2,000 Rogers Corp                              70,870      107,000
 3,300 SBC Communications Inc.                 116,370      145,613
10,000 Safeway, Inc.                           246,350      375,000
 4,500 Schering-Plough Corp                    304,723      339,188
 5,000 Scientific-Atlanta, Inc.                117,175      113,750
 3,200 Scott Paper Co                          203,442      285,200
 3,000 Silicon Graphics, Inc.                   88,305      112,500
17,800 Smith Int'l Inc.                        259,697      307,050
 4,300 Sprint Corp                             134,429      141,900
12,700 Standex International Corp              375,956      398,463
14,000 Staples, Inc.                           326,700      337,750
 3,000 Star Banc Corp                          118,665      125,250
 2,500 SunAmerica, Inc.                        106,650      122,500
13,400 Sunbeam-Oster Co Inc.                   330,504      289,775
 3,400 Suntrust Banks, Inc.                    149,302      184,450
12,900 Surgical Care Affiliates, Inc.          254,324      299,925
10,000 Symbol Technologies, Inc.               270,449      331,250
 6,700 Sysco Corp                              183,139      187,600
 4,200 Tandem Computers Inc.                    72,501       53,550
 7,300 Tektronix Inc.                          219,363      332,150
 2,000 Tellabs Inc.                            127,000      138,000
 2,700 Tenneco Inc.                            122,606      123,863
28,000 Terra Industries, Inc.                  192,430      311,500
 5,700 Thermo Instrument System Inc.           130,527      133,238
 2,400 Toys "R" Us, Inc.                        64,497       60,600
16,600 US Long Distance Corp                   245,233      257,300
13,600 USF & G Corp                            191,496      200,600
 5,200 UST, Inc.                               146,527      146,250
 2,500 USX-U.S. Steel Group                     82,075       76,250
15,100 Uniforce Temp Personnel Inc.            177,005      154,775
 4,800 Union Carbide Corp                      144,257      153,600
 4,900 United Dominion Ind Ltd                  87,622       98,613
10,200 United States Shoe Corp                 185,377      284,325
 4,000 Valmont Inds Inc.                        72,000       86,000
 5,986 Viacom Class "B" Common                 116,411      274,608



                          Value Line, Inc.
                          ----------------

                     Schedule I - Marketable Securities

Shares       Common Stock Name                  Cost        Market
- ------       -----------------                  ----        ------
 5,250 Vishay Intertechnology, Inc.            217,455      310,406
 4,100 Volt Information Science Inc.           114,405      121,463
 5,400 Waban Inc.                               98,299       89,775
13,300 Wal-Mart Stores, Inc.                   312,060      315,875
 2,800 Walgreen Co                             131,768      131,600
   400 Warner-Lambert Co                        31,362       31,900
 6,700 Wellman Inc.                            203,865      180,900
 7,100 Whitman Corp                            120,863      129,575
 3,900 Wisconsin Cent Transn                   165,492      222,546
 4,000 Wolverine World Wide Inc.                90,740      134,000
 4,600 Wrigley (Wm.) Jr. Co                    172,020      204,125
 1,000 York Intl Corp                           35,905       41,000
                                           -------------------------
       Totals                              $40,766,381  $48,187,531
                                           =========================

                           Value Line, Inc.
                           ----------------

                Schedule XIII - Other Security Holdings


Mutual Fund Holdings:                               Cost        Market
- ---------------------                               ----        ------
The Value Line Fund, Inc.                        $16,148,022  $18,807,768
The Value Line Special Situations Fund, Inc.       3,717,464    5,249,230
The Value Line Income Fund, Inc.                   4,262,322    5,049,596
Value Line Leveraged Growth Investors, Inc.       34,911,451   39,727,727
Value Line U.S. Government Securities Fund, Inc.     228,202      237,430
The Value Line Tax Exempt Fund, Inc.              10,729,473   10,902,606
Value Line Convertible Fund, Inc.                  5,441,470    5,673,083
Value Line Aggressive Income Trust                 1,986,687    1,946,786
Value Line New York Tax Exempt Trust               3,538,771    3,470,678
The Value Line Adjustable Rate U.S.
     Government Securities Fund, Inc.                117,301      101,665
Value Line Small-Cap Growth Fund, Inc.             6,287,964    7,446,016
Value Line Asset Allocation Fund, Inc.            17,379,462   19,400,003
                                                 -----------  -----------
        Total                                   $104,748,589 $118,012,588
                                                 ===========  ===========
