Form 10-K/A
period 1995-04-30
VALUE LINE INC
filed 1995-08-30
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549


                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K


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

       Registrant's telephone number, including area code: (212) 907-1500
                                                           ---------------

           Securities registered pursuant to Section l2(b) of the Act:

                                      None

           Securities registered pursuant to Section l2(g) of the Act:

                          Common Stock, $.10 par value





                      DOCUMENTS INCORPORATED BY REFERENCE.

     The following documents are incorporated by reference with this filing:
Part III: None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Names of Directors, Age as of                                     Director
     August 17, 1995 and Principal Occupation                           Since
     ----------------------------------------                          --------

Jean Bernhard Buttner* (60).  Chairman of the Board,                     1982
President, and Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc., since 1988. President and Chief Operating Officer of each since 1985; Director of Arnold Bernhard & Co., Inc. Chairman and Director or
Trustee of each of the Value Line Funds; Trustee, Williams
College, Radcliffe College.

Arnold Van Hoven Bernhard (60). Mr. Bernhard is the brother              1982
of Jean Bernhard Buttner.

Harold Bernard, Jr. (64).  Administrative Law Judge, National            1982
Labor Relations Board.  Director of Arnold Bernhard & Co., Inc.
Judge Bernard is the cousin of Jean Bernhard Buttner and Arnold Van Hoven Bernhard.

Samuel Eisenstadt* (73).  Senior Vice President and Research             1982
Chairman of the Company.

William S. Kanaga*  (70).  Retired Chairman of Arthur Young              1986
(now Ernst & Young, accounting firm).  Director of McDonnell
Douglas Corporation (aerospace), Center for International
Private Enterprise, The Business Council of the United Nations,
United Way International and member of the advisory councils of Mercy Ships, Inc. and the Consortium of Christian Colleges.

W. Scott Thomas (46).  Partner, Brobeck, Phleger & Harrison,             1986
attorneys.

Howard A. Brecher* (41).  Secretary of the Company since                 1992
1992; Secretary and General Counsel of Arnold Bernhard & Co.,
Inc. since 1991 and Director since 1992; Attorney with New
York Telephone Company, 1984 to 1991.

David T. Henigson* (37).  Vice President of the Company                  1992
since 1992, Treasurer of the Company since 1994, Director of Compliance and Internal Audit of the Company since 1988;
Vice President of each of the Value Line Funds since 1992.

* Member of the Executive Committee


(b) The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

ITEM II.   Executive Compensation

SUMMARY COMPENSATION TABLE


                                                           Long-Term
                                                          Compensation
                                                          ------------
                                                             Awards
                                                             ------


                                  Annual Compensation   Restricted
Name and                          -------------------     Stock        Options       All Other
Principal               Fiscal                           Award(s)      Granted      Compensation(b)
Position                Year     Salary($)    Bonus($)     ($)          (#)             ($)
- ---------------         ------   --------     --------   ----------     -------      ---------------

Jean B. Buttner          1995     641,250     450,000         -             -           14,220
Chairman of the Board    1994     315,000     500,000         -             -           18,350
 and Chief Executive     1993     315,000     250,000         -             -           18,350
 Officer

John Moore               1995     150,000     100,000         -             -           16,500
Senior Portfolio         1994     100,000     100,000         -             -           15,000
 Manager                 1993     100,000      60,304         -             -           15,000

Samuel Eisenstadt        1995     100,000     100,000         -             -           12,000
Senior Vice President    1994     100,000     150,000         -             -           15,000
 and Research Chairman   1993     100,000     150,000         -             -           15,000

David T. Henigson        1995      98,400     100,000         -             -           11,808
Vice President           1994      98,400      80,000         -             -           14,760
                         1993      98,400      60,000         -             -           14,760

Dean Tencic              1995      92,625      70,000         -             -           11,115
Director, Information    1994      78,000      40,000         -             -           11,700
 Technology              1993      60,845       5,000         -             -            8,377


SUMMARY COMPENSATION TABLE CONTINUED:



(a)  A portion of the bonuses are contingent upon future employment.


(b) Employees of the Company are members of the Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $968,000 for the year ended April 30, 1995. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability, or termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
 AND FISCAL YEAR-END OPTION VALUES



     The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in fiscal 1995, the value realized through the exercise of such options and the number of unexercised options held by such person, including both those which are presently exercisable, and those which are not presently exercisable.


                                                         Number of           Value of Unexercised
                                                     Unexercised Options    In-the-Money Options
                                                      at April 30, 1995       at April 30, 1995
                    Shares Acquired                ----------------------  -------------------------
                      Upon Option       Value                     Not                     Not
      Name             Exercise       Realized(1)  Exercisable Exercisable Exercisable Exercisable(1)
- ------------------  ---------------  ------------  ----------- ----------- ----------- --------------

David T. Henigson          -               -           1,250        -        $15,313        -

Howard A. Brecher          -               -           2,500      2,500          -          -


- -----------------


(1) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of August 17, 1995 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address          Number of Shares       Percentage of Shares
of Beneficial Owner      Beneficially Owned     Beneficially Owned(1)
- ---------------------    --------------------   ------------------------
Arnold Bernhard              8,009,800                    80.32%
  & Co., Inc.(1)
220 East 42nd Street
New York, NY  10017

- -------------------
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns a majority of the outstanding voting stock of Arnold Bernhard & Co., Inc. and Arnold Van Hoven Bernhard, a Director of the Company, owns the remainder.

     The following table sets forth information as of August 17, 1995 with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

       Name of                   Number of Shares       Percentage of Shares
   Beneficial Owner            Beneficially Owned      Beneficially Owned
- -----------------------------   ------------------      --------------------
Jean Bernhard Buttner                  100(1)                     *
Arnold Van Hoven Bernhard              100(1)                     *
Harold Bernard, Jr.                    181                        *
Samuel Eisenstadt                        0(1)                     *
William S. Kanaga                    2,000                        *
W. Scott Thomas                      1,000                        *
Howard A. Brecher                    2,500(2)                     *
David T. Henigson                      150(2)                     *
John Moore                             100                        *
All directors and executive
officers as a group (9 persons)      6,131(1)(3)                  *

- --------------
*Less than one percent


(1) Excludes 8,009,800 shares (80.32% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns a majority of the outstanding voting stock of Arnold Bernhard & Co., Inc. and Arnold Van Hoven Bernhard owns the remainder. All of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Bernhard family and employees or former employees of Arnold Bernhard & Co., Inc. or the Company.

(2) Purchasable within 60 days of August 17, 1995 upon the exercise of stock options.

(3) Includes 2,650 shares purchasable within 60 days of August 17, 1995 upon the exercise of stock options by Messrs. Brecher and Henigson.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the year ended April 30, 1995, the Company was reimbursed $414,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 1O-K for the fiscal year ended April 3O, 1995, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VALUE LINE, INC.
                                  (Registrant)




                    By:
                        ----------------------------
                        Jean Bernhard Buttner
                        Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                    By:
                       ----------------------------
                       Jean Bernhard Buttner
                       Principal Executive Officer




                    By:
                       ----------------------------
                       Stephen R. Anastasio
                       Principal Financial
                       and Accounting Officer






Dated: August 22, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 1O-K for the fiscal year ended April 3O, 1995, to be signed on its behalf by the undersigned as Directors of the Registrant.




- ---------------------                ----------------------
Jean Bernhard Buttner                William S. Kanaga




- ----------------------               ----------------------
Arnold Van H. Bernhard               Howard A. Brecher





- ----------------------               ----------------------
Harold Bernard, Jr.                  Samuel Eisenstadt





- ---------------------                ----------------------
W. Scott Thomas                      David T. Henigson




Dated: August 22, 1995

Part IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


          3.  Exhibits


              27.   Financial Data Schedule.