Form 10-Q
period 1995-07-31
VALUE LINE INC
filed 1995-09-14
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JULY 31, 1995                   Commission file number 0-11306


                                VALUE LINE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


                     New York                               13-3139843
--------------------------------------------------------------------------------
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)


     220 East 42nd Street, New York, New York               10017-5891
--------------------------------------------------------------------------------
     (address of principal executive offices)               (zip code)

Registrant's telephone number including area code (212) 907-1500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT JULY 31, 1995
                  -----                       ----------------------------

      Common stock, $.10 par value                  9,976,450 Shares

Part I - Financial Information
  Item 1. Financial Statements

                                    Value Line, Inc.
                               Consolidated Balance Sheets
                          (in thousands, except share amounts)


                                                                  July 31,      Apr. 30,
                                                                      1995        1995
                                                                  ------------------------

Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $57,103 and $43,608, respectively)                  $58,410     $45,026
  Trading securities                                                   51,491      48,187
  Short term securities available for sale                             39,246      39,099
  Accounts receivable, net of allowance for doubtful
   accounts of $360 and $350, respectively                              3,189       3,348
  Receivable from affiliates                                            1,781       1,641
  Prepaid expenses and other current assets                             1,468       1,416
                                                                  ------------------------
    Total current assets                                              155,585     138,717

  Long term securities available for sale                             125,593     118,013
  Property and equipment, net                                           7,921       7,922
  Goodwill                                                                343         346
                                                                  ------------------------
    Total assets                                                     $289,442    $264,998
                                                                  ========================
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                             $5,686      $6,358
  Securities sold under agreements to repurchase                       36,994      36,994
  Accrued salaries                                                      1,782       1,466
  Dividends and interest payable                                          546         534
  Accrued taxes payable                                                 8,365       3,054
                                                                  ------------------------
    Total current liabilities                                          53,373      48,406

  Unearned revenue                                                     36,251      36,789
  Deferred income taxes                                                 8,949       4,806
  Deferred charges                                                      1,739       1,808

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                     1,000       1,000
  Additional paid-in capital                                              938         940
  Retained earnings                                                   171,330     163,101
  Treasury stock, at cost (23,550 shares on 7/31/95
   and 24,650 shares on 4/30/95)                                         (453)       (474)
  Unrealized gain on securities, net of taxes                          16,315       8,622
                                                                  ------------------------
    Total shareholders' equity                                        189,130     173,189
                                                                  ------------------------
    Total liabilities and shareholders' equity                       $289,442    $264,998
                                                                  ========================



The accompanying notes are an integral part of these financial statements.

                                        Value Line, Inc.
                  Consolidated Statements of Income and Retained Earnings
                          (in thousands, except per share amounts)


                                                                     Three months ended
                                                                          July 31,
                                                                      1995        1994
                                                                  ------------------------

Revenues:
  Investment periodicals and
   related publications                                               $13,791     $14,242
  Investment management fees & svcs                                     6,237       5,972
                                                                  ------------------------
    Total revenues                                                     20,028      20,214
                                                                  ------------------------
Expenses:
  Advertising and promotion                                             3,105       5,434
  Salaries and employee benefits                                        4,918       4,421
  Printing, paper and distribution                                      1,798       1,507
  Office and administration                                             2,658       2,212
  Mutual fund support expense                                             ---       1,550
                                                                  ------------------------
    Total expenses                                                     12,479      15,124
                                                                  ------------------------

Income from operations                                                  7,549       5,090
Income from securities transactions, net                                9,322         577
                                                                  ------------------------
Income before income taxes                                             16,871       5,667
Provision for taxes                                                     6,647       2,239
                                                                  ------------------------
    Net income                                                        $10,224      $3,428

Retained earnings, at beginning of
  year                                                                163,101     145,918
Dividends declared                                                     (1,995)     (1,995)
                                                                  ------------------------
Retained earnings, at end of period                                  $171,330    $147,351
                                                                  ========================
Earnings per share                                                      $1.02       $0.34
                                                                  ========================



The accompanying notes are an integral part of these financial statements.

                                     Value Line, Inc.
                            Consolidated Statements of Cash Flows
                                      (in thousands)


                                                                     Three months ended
                                                                          July 31,
                                                                      1995        1994
                                                                  ------------------------

Cash flows from operating activities:
  Net income                                                          $10,224      $3,428

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                           317         344
  Accretion of discount                                                  (147)        ---
  (Gains)/losses on sale of trading securities
   and securities held for sale                                        (4,237)        271
  Unrealized (gains)/losses on trading securities                      (3,846)        246

  Changes in assets and liabilities:
   Decrease in unearned revenue                                          (538)     (1,203)
   Increase/(decrease) in deferred charges                                (69)        384
   Increase/(decrease) in accounts payable
    and accrued expenses                                                 (562)         91
   Increase in accrued salaries                                           272         246
   Increase in interest payable                                            12         159
   Increase in accrued taxes payable                                    5,311       1,022
   (Increase)/decrease in prepaid expenses and
    other current assets                                                  (52)        589
   (Increase)/decrease in accounts receivable                             208       1,443
   (Increase)/decrease in receivable from affiliates                      (96)       (188)
                                                                  ------------------------
    Total adjustments                                                  (3,427)      3,404
                                                                  ------------------------
Net cash provided by operations                                         6,797       6,832
                                                                  ------------------------
Cash flows from investing activities:
  Proceeds from sales of securities                                    15,000         ---
  Purchase of securities                                               (7,901)       (837)
  Proceeds from sale of trading securities                             13,154      20,293
  Purchase of trading securities                                      (11,377)    (21,344)
  Acquisition of property, and equipment, net                            (313)       (380)
                                                                  ------------------------
Net cash provided by/(used in) investing activities                     8,563      (2,268)
                                                                  ------------------------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                                     19         ---
  Dividends paid                                                       (1,995)     (1,995)
  Loan repayment                                                          ---      (1,416)
                                                                  ------------------------
Net cash (used in) financing activities                                (1,976)     (3,411)
                                                                  ------------------------
Net increase in cash and cash equivalents                              13,384       1,153
Cash and cash equivalents at beginning of period                       45,026      14,330
                                                                  ------------------------
Cash and cash equivalents at end of period                            $58,410     $15,483
                                                                  ========================



The accompanying notes are an integral part of these financial statements.

                                        VALUE LINE, INC.
                    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES - NOTE 1:

  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 19, 1995 for the fiscal year ended April 30, 1995. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:

  The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 1995 and April 30, 1995, cash equivalents included $53,225,000 and $41,503,000, respectively, invested in the Value Line money market funds.

Securities Sold Under Agreements to Repurchase:

The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities. The securities are recorded at market value and are included in "Short-term securities available for sale" on the Consolidated Balance Sheets.

Valuation of Securities:

The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds, and short-term securities portfolio, that the Company classifies as available for sale are valued at market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses on these securities are reported, net of applicable taxes as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method.

  Trading securities, which consist of securities held by Value Line Securities, Inc., the Company's broker-dealer subsidiary are valued at market with unrealized gains and losses included in earnings.

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

  Securities held by Value Line Securities, Inc. had an aggregate cost of $40,273,000 and $40,767,000 and a market value of $51,491,000 and $48,187,000 at July 31, 1995 and April 30, 1995, respectively.

Short-Term Securities Available for Sale:

  Short-term securities available for sale consists of Value Line, Inc.'s holdings in the following securities:

  Federal National Mortgage Association (FNMA), floating rate notes due August 5, 1997; par value $30,325,000.

  Federal Farm Credit Bank (FFCB), floating rate notes due February 12, 1997; par value $10,000,000.

  The market value of the Company's holdings in the these securities, which approximates cost, at July 31, 1995 and April 30, 1995 was $29,536,000 and $29,438,000 for the FNMA and $9,710,000 and $9,661,000 for the FFCB,
respectively. These notes were purchased at a discount from their respective face values. The accretion of this discount has been included as an addition to the cost of the securities and reflected as interest income in the Consolidated Statements of Income and Retained Earnings.

Long-Term Securities Available for Sale:

  The aggregate cost of the long-term securities was $100,494,000 and $104,749,000 and the market value was $125,593,000 and $118,013,000 at July 31,
1995 and April 30, 1995, respectively. At July 31, 1995, gross unrealized gains on these securities of $25,099,000, net of deferred taxes of $8,784,000, were included in shareholders' equity. Realized gains and the proceeds received from sales of these securities during the three months ended July 31, 1995 were $2,844,000 and $15,000,000, respectively.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

  Cash payments for income taxes were $1,421,000 and $1,214,000 during the three months ended July 31, 1995 and 1994, respectively. Interest payments of $604,000 and $33,000 were remitted during the first three months of fiscal 1996 and fiscal 1995, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - NOTE 4:

  The outstanding obligation of $36,994,000 at July 31, 1995 under the agreements to repurchase the Federal National Mortgage Association Floating Rate Notes due August 5, 1997 (FNMA), and Federal Farm Credit Bank Floating Rate Notes due February 12, 1997 (FFCB), stated in Note 2, mature on November 6, 1995 with respect to the FNMA ($27,899,000) and November 13, 1995 for the obligation to repurchase the FFCB securities ($9,095,000). These obligations accrue interest at the stated interest rates of 6.26% and 6.125%, respectively. The Company intends to refinance these obligations on a short term basis.

MUTUAL FUND SUPPORT EXPENSES - NOTE 5:

  On June 28, 1994, the Company purchased as part of its investment management operations for which it receives fee income, U.S. Government Agency notes with a market value as of that date of $38,615,000 from the Value Line Cash Fund for which it is the investment adviser, in order to maintain a $1.00 per share net asset value. In addition, as part of the same transaction the Company reimbursed the Value Line Cash Fund $1,550,000 for losses the Fund incurred on the sale which the Company may recoup in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Liquidity and Capital Resources:

Value Line, Inc. (the Company) has liquid resources which are used in its business totaling $227,805,000 at July 31, 1995. In addition to $102,212,000 in working capital, the Company has long-term securities available for sale with a market value of $125,593,000, that, although classified as non-current assets are also readily marketable as the need arises. The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities included in working capital with a market value of $39,246,000 at July 31, 1995. The repurchase obligations of $36,994,000 have been entered into on a short-term basis. The securities, currently available for sale, mature during calendar year 1997 and are readily marketable should management decide to liquidate the Company's holdings and related obligations. The Company's cash position, including its investment in The Value Line Cash Fund has increased $13,384,000 at July 31, 1995 primarily as a result of the liquidation of certain of the Company's equity holdings in the Value Line Mutual Funds. Management believes that the Company's cash and other liquid asset resources used in its business together with future cash flows from operations will be sufficient to finance current and forecasted operations.

Management anticipates no significant borrowing requirements during fiscal 1995 other than the short term refinancing of the repurchase obligations.

Results of Operations:

The Company's net income for the three months ended July 31, 1995 of $10,224,000 or $1.02 per share compares with net income of $3,428,000 or $.34 per share at July 31, 1994, a $6,796,000 or 198% increase. The net income for the first quarter of fiscal 1996 establishes a new record high for the Company's earnings during this period. Net income for the three months ended July 31, 1994 included a non-recurring expense of $1,550,000 in support of the Value Line Cash Fund.

Revenues of $20,028,000 for the first quarter of fiscal 1996 compares to revenues of $20,214,000 for the three months of fiscal 1995. Subscription revenues of $13,791,000 were 3.2% below the fiscal 1995 levels, primarily as a result of a decrease in average full term subscriptions. However, total circulation at July 31, 1995 increased 13.1% from the level at July 31, 1994. The Value Line Investment Survey - Expanded Edition and other new products, introduced during the latter part of fiscal 1995, have been very successful. Revenues derived from investment management fees and services for the three months ended July 31, 1995 of $6,237,000 were $265,000 or 4.4% above the level at July 31, 1994. Revenue increases in the Mutual Fund Advisory division and the Asset Management operation were the primary factors for the increase. The increase in revenues from the Mutual Fund Advisory segment resulted from a 4.9% increase in the average annual net assets under management in the Value Line Mutual Funds.

Expenses for the three months ended July 31, 1995 of $12,479,000 were 17.5% below the prior year's level of $15,124,000. The prior year's expenses included a charge of $1,550,000 in support of the Value Line Cash Fund. Advertising expenses of $3,105,000 were $2,329,000 or 42.9% below the prior year's level. The significant cut-back in advertising and promotion expenses for the Value Line Mutual Fund Survey and the strategic reductions in advertising expenses for the Value Line Investment Survey were the primary contributors to the decrease in advertising expenses. Advertising and market research expenses incurred during the first three months of fiscal 1996 for new products, including The VLIS-Expanded Edition, The No-Load Mutual Fund Advisor and The VLIS-Condensed Edition partially offset these decreases. Salary and employee benefit expenses of $4,918,000 for the three months ended July 31, 1995 were $497,000 above the prior year's level of $4,421,000 as a result of general salary increases and filling vacant staff positions. Office and administration expenses of $2,658,000 increased 20.2% from the prior year's level primarily as a result of increased professional fees related to a lawsuit for which the Company is the plaintiff and the cost to review potential business expansion alternatives. Fiscal 1995 includes the absorption of expenses related to the establishment of two new Mutual Funds.

Income from securities transactions for the first quarter ended July 31, 1995 of $9,322,000 increased $8,745,000 from the prior year's level of $577,000. The increase in capital gains of $6,073,000 produced by the Company's trading portfolio including a reduction in capital losses from the liquidation of certain trading securities during the prior year were the major contributors to the additional income. The realization of capital gains of $2,844,000 from the sale of equity shares held in one of the Company's Mutual Funds also contributed to the increase in income from securities transactions.

                                VALUE LINE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended
July 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VALUE LINE, INC.
                                   (Registrant)

Date: September 14, 1995           By:  /s/ Jean Bernhard Buttner
                                        -----------------------------------
                                        Jean Bernhard Buttner
                                        Chairman and President



Date: September 14, 1995           By:  /s/ Stephen R. Anastasio
                                        -----------------------------------
                                        Stephen R. Anastasio
                                        Corporate Controller