Form 10-Q
period 1995-10-31
VALUE LINE INC
filed 1995-12-15
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 1995              Commission file number 0-11306
                                                                       -------

                                VALUE LINE, INC.
             (Exact name of registrant as specified in its charter)

          New York                                          13-3139843
--------------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

   220 East 42nd Street, New York, New York                  10017-5891
--------------------------------------------------------------------------------
   (address of principal executive offices)                  (zip code)

Registrant's telephone number including area code  (212) 907-1500
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X      No
                                                           ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at December 11, 1995
               -----                         --------------------------------


     Common stock, $.10 par value                      9,976,450 Shares
                                                       ----------------

Part I - Financial Information
  Item 1. Financial Statements
                                    Value Line, Inc.
                               Consolidated Balance Sheets
                          (in thousands, except share amounts)


                                                                         Oct. 31,      Apr. 30,
                                                                           1995          1995
                                                                         -----------------------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $48,817 and $43,608, respectively)                       $49,324       $45,026
  Trading securities                                                        52,496        48,187
  Short term securities available for sale                                  39,392        39,099
  Accounts receivable, net of allowance for doubtful
   accounts of $359 and $350, respectively                                   2,719         3,348
  Receivable from affiliates                                                 1,948         1,641
  Prepaid expenses and other current assets                                  1,843         1,416
                                                                         -----------------------

    Total current assets                                                   147,722       138,717

  Long term securities available for sale                                  138,567       118,013
  Property and equipment, net                                                8,279         7,922
  Goodwill                                                                     340           346
                                                                         -----------------------
    Total assets                                                          $294,908      $264,998
                                                                         =======================
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                                  $7,567        $6,358
  Securities sold under agreements to repurchase                            36,994        36,994
  Accrued salaries                                                             975         1,466
  Dividends and interest payable                                             1,135           534
  Accrued taxes payable                                                      3,694         3,054
                                                                         -----------------------
    Total current liabilities                                               50,365        48,406

  Unearned revenue                                                          35,005        36,789
  Deferred income taxes                                                     10,187         4,806
  Deferred charges                                                           1,669         1,808

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                          1,000         1,000
  Additional paid-in capital                                                   938           940
  Retained earnings                                                        177,584       163,101
  Treasury stock, at cost (23,550 shares on 10/31/95
   and 24,650 shares on 4/30/95)                                              (453)         (474)
  Unrealized gain on securities, net of taxes                               18,613         8,622
                                                                         -----------------------
    Total shareholders' equity                                             197,682       173,189
                                                                         -----------------------
    Total liabilities and shareholders' equity                            $294,908      $264,998
                                                                         =======================


The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
  Item 1. Financial Statements

                                 Value Line, Inc.
            Consolidated Statements of Income and Retained Earnings
                     (in thousands, except per share amounts)



                                                                          Three months ended                Six months ended
                                                                                Oct. 31,                        Oct. 31,
                                                                           1995          1994               1995           1994
                                                                          -----------------------          -------------------------
Revenues:
  Investment periodicals and
   related publications                                                    $14,285       $13,948            $28,076        $28,190
  Investment management fees & svcs                                          6,472         5,858             12,709         11,830
  Settlement of disputed securities trades                                   2,054           617              2,054            617
                                                                          -----------------------          -------------------------
    Total revenues                                                          22,811        20,423             42,839         40,637
                                                                          -----------------------          -------------------------
Expenses:
  Advertising and promotion                                                  3,578         3,781              6,683          9,215
  Salaries and employee benefits                                             4,953         4,928              9,871          9,350
  Printing, paper and distribution                                           1,894         1,379              3,692          2,887
  Office and administration                                                  2,252         2,350              4,910          4,562
  Mutual fund support expense                                                  ---           ---                ---          1,550
                                                                          -----------------------          -------------------------
    Total expenses                                                          12,677        12,438             25,156         27,564
                                                                          -----------------------          -------------------------

Income from operations                                                      10,134         7,985             17,683         13,073
Income from securities transactions, net                                     3,279         3,523             12,601          4,101
                                                                          -----------------------          -------------------------
Income before income taxes                                                  13,413        11,508             30,284         17,174
Provision for taxes                                                          5,163         4,547             11,810          6,785
                                                                          -----------------------          -------------------------
    Net income                                                              $8,250        $6,961            $18,474        $10,389

Retained earnings, at beginning of
  year                                                                     171,330       147,351            163,101        145,918
Dividends declared                                                          (1,996)       (1,995)            (3,991)        (3,990)
                                                                          -----------------------          -------------------------

Retained earnings, at end of period                                       $177,584      $152,317           $177,584       $152,317
                                                                         ========================         ==========================
Earnings per share                                                           $0.83         $0.70              $1.85          $1.04
                                                                         ========================         ==========================


The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
  Item 1. Financial Statements

                                     Value Line, Inc.
                            Consolidated Statements of Cash Flows
                                      (in thousands)


                                                                            Six months ended
                                                                                 Oct. 31,
                                                                            1995          1994
                                                                         ------------------------
Cash flows from operating activities:
  Net income                                                               $18,474       $10,389

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                639           684
  Accretion of discount                                                       (293)         (197)
  (Gains) on sales of trading securities
   and securities held for sale                                             (5,866)         (665)
  Unrealized (gains) on trading securities                                  (4,024)       (1,131)

  Changes in assets and liabilities:
   Decrease in unearned revenue                                             (1,784)       (3,503)
   Increase/(decrease) in deferred charges                                    (139)          634
   Increase/(decrease) in accounts payable
    and accrued expenses                                                       244          (425)
   Decrease in accrued salaries                                               (491)         (257)
   Increase in interest payable                                                601           185
   Increase/(decrease) in accrued taxes payable                                640        (1,161)
   (Increase)/decrease in prepaid expenses and
    other current assets                                                      (427)          639
   Decrease in accounts receivable                                             826         1,118
   (Increase) in receivable from affiliates                                   (307)          (16)
                                                                         ------------------------
    Total adjustments                                                      (10,381)       (4,095)
                                                                         ------------------------
Net cash provided by operations                                              8,093         6,294
                                                                         ------------------------
Cash flows from investing activities:
  Proceeds from sales of securities                                         15,000           ---
  Purchase of securities                                                   (17,339)       (1,687)
  Proceeds from sale of trading securities                                  26,869       38,930
  Purchase of trading securities                                           (23,363)      (38,331)
  Acquisition of property, and equipment, net                                 (990)         (656)
                                                                         ------------------------
Net cash provided by/(used in) investing activities                            177        (1,744)
                                                                         ------------------------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                                          19           ---
  Dividends paid                                                            (3,991)       (3,990)
  Loan repayment                                                               ---        (1,416)
                                                                         ------------------------
Net cash (used in) financing activities                                     (3,972)       (5,406)
                                                                         ------------------------
Net increase in cash and cash equivalents                                    4,298          (856)
Cash and cash equivalents at beginning of period                            45,026        14,330
                                                                         ------------------------
Cash and cash equivalents at end of period                                 $49,324       $13,474
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

Cash and Cash Equivalents:

  The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 1995 and April 30, 1995, cash equivalents included $42,639,000 and $41,503,000, respectively, invested in the Value Line money market funds.

Securities Sold Under Agreements to Repurchase:

The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities. The securities are recorded at market value and are included in "Short-term securities available for sale" on the Consolidated Balance Sheets.

Valuation of Securities:

The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds, and short-term securities portfolio, that the Company classifies as available for sale are valued at market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses on these securities are reported, net of applicable taxes as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method.

  Trading securities, which consist of securities held by Value Line Securities, Inc., the Company's broker-dealer subsidiary are valued at market with unrealized gains and losses included in earnings.

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

  Securities held by Value Line Securities, Inc. had an aggregate cost of $41,247,000 and $40,767,000 and a market value of $52,496,000 and $48,187,000 at October 31, 1995 and April 30, 1995, respectively.

Short-Term Securities Available for Sale:

  Short-term securities available for sale consists of Value Line, Inc.'s holdings in the following securities:

  Federal National Mortgage Association (FNMA), floating rate notes due August 5, 1997; par value $30,325,000.

  Federal Farm Credit Bank (FFCB), floating rate notes due February 12, 1997; par value $10,000,000.

  The market value of the Company's holdings in the these securities, which approximates cost, at October 31, 1995 and April 30, 1995 was $29,637,000 and $29,438,000 for the FNMA and $9,755,000 and $9,661,000 for the FFCB,
respectively. These notes were purchased at a discount from their respective face values. The accretion of this discount has been included as an addition to the cost of the securities and reflected as interest income in the Consolidated Statements of Income and Retained Earnings.

Long-Term Securities Available for Sale:

  The aggregate cost of the long-term securities was $109,931,000 and $104,749,000 and the market value was $138,567,000 and $118,013,000 at October
31, 1995 and April 30, 1995, respectively. At October 31, 1995, gross unrealized gains on these securities of $28,636,000, net of deferred taxes of $10,023,000, were included in shareholders' equity. Realized gains and the proceeds received from sales of these securities during the six months ended October 31, 1995 were $2,844,000 and $15,000,000, respectively.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

  Cash payments for income taxes were $11,172,000 and $7,944,000 during the six months ended October 31, 1995 and 1994, respectively. Interest payments of $571,000 and $513,000 were remitted during the first six months of fiscal 1996 and fiscal 1995, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - NOTE 4:


  The outstanding obligation of $36,994,000 at October 31, 1995 under the agreements to repurchase the Federal National Mortgage Association Floating Rate Notes due August 5, 1997 (FNMA), and Federal Farm Credit Bank Floating Rate Notes due February 12, 1997 (FFCB), stated in Note 2, mature on November 6, 1995 with respect to the FNMA ($27,899,000) and November 13, 1995 for the obligation to repurchase the FFCB securities ($9,095,000). These obligations accrue interest at the stated interest rates of 6.26% and 6.125%, respectively. The Company intends to refinance these obligations on a short term basis.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Liquidity and Capital Resources:

Value Line, Inc. (the Company) has liquid resources which are used in its business totaling $235,924,000 at October 31, 1995. In addition to $97,357,000 in working capital, the Company has long-term securities available for sale with a market value of $138,567,000, that, although classified as non-current assets are also readily marketable as the need arises. The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities included in working capital with a market value of $39,392,000 at October 31, 1995. The repurchase obligations of $36,994,000 have been entered into on a short-term basis. The securities, currently available for sale, mature during calendar year 1997 and are readily marketable should management decide to liquidate the Company's holdings and related obligations. The Company's working capital, including cash, has increased $7,046,000, and its securities available for sale, classified as long term, have increased $20,554,000 for the six months ended October 31, 1995. Management believes that the Company's cash and other liquid asset resources used in its business together with future cash flows from operations will be sufficient to finance current and forecasted operations.

Management anticipates no significant borrowing requirements during fiscal 1995 other than the short term refinancing of the repurchase obligations.


Results of Operations:

Net income for the three months ended October 31, 1995 of $8,250,000 or $.83 per share was $1,289,000 or 19% higher than the prior year's net income of $6,961,000 or $.70 per share. Net income for the six months ended October 31, 1995 of $18,474,000 or $1.85 per share compares with net income of $10,389,000 or $1.04 per share at October 31, 1994, a $8,085,000 or 78% increase. Net income for the second quarter and first six months of fiscal 1996 establishes new record high earnings for both of these periods.

Revenues of $42,839,000 for the six months of fiscal 1996 increased 5% from revenues of $40,637,000 for the same period of fiscal 1995. Revenues for the three months and six months ended October 31, 1995 and October 31, 1994 included proceeds of $2,054,000 and $617,000, respectively, from the settlement of a disputed securities transaction. Subscription revenues of $28,076,000 were approximately equal to fiscal 1995's level. The Value Line Investment Survey-Expanded Edition contributed in excess of $864,000 in revenues during its first six months of circulation and was largely offset by decreases in revenues from the Mutual Fund Survey. Revenues derived from investment management fees and services for the six months ended October 31, 1995 of $12,709,000 were $879,000 or 7% above the level at October 31, 1994. The revenue increase in the Mutual Fund Advisory division was the primary factor for this improvement and resulted from an 8% increase in the average annual net assets under management.

Expenses for the six months ended October 31, 1995 of $25,156,000 were 9% below the prior year's level of $27,564,000. The prior year's expenses included a one time charge of $1,550,000 (approximately $0.09 per share) in support of the V.L. Cash Fund. Advertising expenses of $6,683,000 were $2,532,000 or 27% below the prior year's level. The significant reduction in expenses was primarily attributable to a decline in advertising for the print version of the Value Line Mutual Fund Survey of $3,403,000 while the development of a new electronic version was under way, partially offset by an increase in advertising expenses for the Value Line Investment Survey and marketing expenses for new products including The Value Line Investment Survey-Expanded Edition, The No-Load Mutual Fund Advisor and The Value Line Investment Survey-Condensed. Salary and employee benefit expenses of $9,871,000 for the six months ended October 31, 1995 were $521,000 above the prior year's level of $9,350,000, a result of general salary increases and the filling of vacant staff positions. Office and administration expenses of $4,910,000 increased 8% from the prior year's level primarily due to increased professional fees related to a lawsuit in which the Company is a plaintiff and the cost to review potential business expansion alternatives. This increase was partially offset by a decrease in software amortization related to a decision during fiscal 1995 to replace the Company's fulfillment software. Fiscal 1995 also includes the absorption of expenses related to the establishment of two new mutual funds.

Income from securities transactions for the six months ended October 31, 1995 of $12,601,000 increased $8,500,000 from the prior year's level of $4,101,000. The capital gains increases produced by the Company's trading portfolios of $5,408,000 were the major contributors to the additional income. The realization of capital gains of $2,844,000 from the sale of equity shares held in one of the Company's Mutual Funds also contributed to the increase in income from securities transactions.

                                VALUE LINE, INC.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Value Line, Inc.
                                               (Registrant)


Date:   December 15, 1995                    By: s/David T. Henigson
                                                 -------------------------
                                                   David T. Henigson
                                                   Vice President & Treasurer


Date:  December 15, 1995                     By: s/Stephen R. Anastasio
                                                 -------------------------
                                                 Stephen R. Anastasio
                                                 Corporate Controller