Form 10-Q
period 1996-01-31
VALUE LINE INC
filed 1996-03-19
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 1996              Commission file number 0-11306
                                                                       -------

                                  VALUE LINE, INC.
                                  ----------------
               (Exact name of registrant as specified in its charter)

           New York                                       13-3139843
------------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

 220 East 42nd Street, New York, New York                  10017-5891
------------------------------------------------------------------------------
 (address of principal executive offices)                   (zip code)

Registrant's telephone number including area code  (212) 907-1500
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

                                       Yes   X        No
                                            ---           ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at March 12, 1996
                 -----                      -----------------------------

     Common stock, $.10 par value                  9,976,975 Shares
                                                   ----------------

Part I - Financial Information
  Item 1. Financial Statements

                                    Value Line, Inc.
                               Consolidated Balance Sheets
                          (in thousands, except share amounts)

                                                                      Jan. 31,    Apr. 30,
                                                                        1996       1995
                                                                    ----------------------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $41,262 and $43,608, respectively)                    $41,926   $45,026
  Trading securities                                                     59,082    48,187
  Short term securities available for sale                               39,538    39,099
  Accounts receivable, net of allowance for doubtful
   accounts of $419 and $350, respectively                                2,200     3,348
  Receivable from affiliates                                              2,040     1,641
  Prepaid expenses and other current assets                               2,343     1,416
                                                                    ----------------------
     Total current assets                                               147,129   138,717

  Long term securities available for sale                               153,050   118,013
  Property and equipment, net                                            12,214     7,922
  Goodwill, net                                                             337       346
                                                                    ----------------------
     Total assets                                                      $312,730  $264,998
                                                                       ========= =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                               $7,931    $6,358
  Securities sold under agreements to repurchase                         36,994    36,994
  Accrued salaries                                                          990     1,466
  Dividends and interest payable                                          2,077       534
  Accrued taxes payable                                                   5,638     3,054
                                                                    ----------------------
     Total current liabilities                                           53,630    48,406

  Unearned revenue                                                       40,729    36,789
  Deferred income taxes                                                   8,993     4,806
  Deferred charges                                                        1,600     1,808

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                       1,000     1,000
  Additional paid-in capital                                                944       940
  Retained earnings                                                     189,881   163,101
  Treasury stock, at cost (23,025 shares on 1/31/96,
   24,650 shares on 4/30/95)                                               (443)     (474)
  Unrealized gain on securities, net of taxes                            16,396     8,622
                                                                    ----------------------
     Total shareholders' equity                                         207,778   173,189
                                                                    ----------------------
     Total liabilities and shareholders' equity                        $312,730  $264,998
                                                                       ========= =========


The accompanying notes are an integral part of these financial statements.


                                        2 OF 11

Part I - Financial Information
  Item 1. Financial Statements

                                    Value Line, Inc.
                  Consolidated Statements of Income and Retained Earnings
                          (in thousands, except per share amounts)


                                                           Three months ended    Nine months ended
                                                                Jan. 31,             Jan. 31,
                                                             1996       1995      1996     1995
                                                         ---------------------- ------------------
Revenues:
 Investment periodicals and
  related publications                                    $14,869    $13,833    $42,944    $42,023
 Investment management fees & svcs                          6,820      5,592     19,530     17,422
 Settlement of disputed securities trades                     ---        ---      2,054        617
                                                         ----------------------  ------------------
   Total revenues                                          21,689     19,425     64,528     60,062
                                                         ----------------------  ------------------
Expenses:
 Advertising and promotion                                  4,154      3,458     10,837     12,673
 Salaries and employee benefits                             5,434      4,774     15,304     14,124
 Printing, paper and distribution                           2,075      1,677      5,767      4,564
 Office and administration                                  2,514      2,293      7,424      6,855
 Mutual fund support expense                                  ---        ---        ---      1,550
                                                         ----------------------  ------------------
   Total expenses                                          14,177     12,202     39,332     39,766
                                                         ----------------------  ------------------

Income from operations                                      7,512      7,223     25,196     20,296
Income from securities transactions, net                   16,096      4,366     28,698      8,467
                                                         ----------------------  ------------------
Income before taxes                                        23,608     11,589     53,894     28,763
Provision for taxes                                         9,317      4,578     21,128     11,363
                                                         ----------------------  ------------------
   Net income                                             $14,291      $7,01    $32,766    $17,400

Retained earnings, at beginning of
 year                                                     177,584    152,317    163,101    145,918
Dividends declared                                         (1,994)       ---     (5,986)    (3,990)
                                                         ----------------------  ------------------
Retained earnings, at end of period                      $189,881   $159,328   $189,881   $159,328
                                                         ======================  ==================
Earnings per share                                          $1.43      $0.70      $3.28      $1.74
                                                         ======================  ==================

The accompanying notes are an integral part of these financial statements.


                                        3 OF 11

Part I - Financial Information
  Item 1. Financial Statements


                                     Value Line, Inc.
                            Consolidated Statements oCash Flows
                                      (in thousands)

                                                              For the Nine months
                                                                     ended
                                                              Jan. 31,    Jan. 31,
                                                                1996        1995
                                                             ----------- -----------
Cash flows from operating activities:
 Net income                                                     $32,766    $17,400

Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                      981      1,023
 Accretion of discount                                             (439)      (343)
 (Gains) on sale of trading securities
  and securities held for sale                                   (7,505)    (1,285)
 Unrealized (gains)/losses on trading securities                 (7,508)       929

 Changes in assets and liabilities:
  Increase in unearned revenue                                    3,940        236
  Increase/(decrease) in deferred charges                          (208)     1,018
  Increase/(decrease) in accounts payable
  and accrued expenses                                            1,147     (1,321)
  Decrease in accrued salaries                                     (476)      (154)
  Increase/(decrease) in interest payable                          (452)       218
  Increase/(decrease) in accrued taxes payable                    2,584     (1,444)
  (Increase)/decrease in prepaid expenses and
  other current assets                                             (927)       825
  Decrease in accounts receivable                                 1,330      2,358
  (Increase) in receivable from affiliates                         (399)      (160)
                                                             ----------- -----------
 Total adjustments                                               (7,932)     1,900
                                                             ----------- -----------
Net cash provided by operations                                  24,834     19,300
                                                             ----------- -----------
Cash flows from investing activities:
 Proceeds from sales of securities                               18,085      2,000
 Purchase of securities                                         (37,581)    (7,260)
 Proceeds from sale of trading securities                        37,856     59,849
 Purchase of trading securities                                 (37,074)   (52,712)
 Acquisition of property, and equipment, net                     (5,264)      (956)
                                                            ----------- -----------
Net cash provided by/(used in) investing activities             (23,978)       921
                                                            ----------- -----------
Cash flows from financing activities:
 Proceeds from sale of treasury stock                                35        ---
 Dividends paid                                                  (3,991)    (5,985)
 Loan repayment                                                     ---     (1,416)
                                                            ----------- -----------
Net cash (used in) financing activities                          (3,956)    (7,401)
                                                            ----------- -----------
Net increase/(decrease) in cash and cash equivalents             (3,100)    12,820
Cash and cash equivalents at beginning of period                 45,026     14,330
                                                            ----------- -----------
Cash and cash equivalents at end of period                      $41,926    $27,150
                                                               ========   ========

The accompanying notes are an integral part of these financial statements.

                                        4 OF 11

                                        VALUE LINE, INC.
                    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Significant Accounting Policies - Note 1:
-----------------------------------------
  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 19, 1995 for the fiscal year ended April 30, 1995. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:

  The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 1996 and April 30, 1995, cash equivalents included $37,605,000 and $41,503,000, respectively, invested in the Value Line money market funds.

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

  Trading securities, which consist of securities held by Value Line Securities, Inc., the Company's broker-dealer subsidiary, are valued at market with unrealized gains and losses included in earnings.

Reclassification:
  Certain prior year amounts disclosed in the Consolidated Financial Statements and Notes thereto have been reclassified to conform to current year presentation.

Marketable Securities - Note 2:
-------------------------------
Trading Securities:

  Securities held by Value Line Securities, Inc. had an aggregate cost of $44,501,000 and $40,767,000 and a market value of $59,082,000 and $48,187,000 at
January 31, 1996 and April 30, 1995, respectively.


                                     5 OF 11

                                        VALUE LINE, INC.
                    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Short-Term Securities Available for Sale:

  Short-term securities available for sale consists of the Company's holdings in the following securities:

  Federal National Mortgage Association (FNMA), floating rate notes due August 5, 1997; par value $30,325,000.

  Federal Farm Credit Bank (FFCB), floating rate notes due February 12, 1997; par value $10,000,000.

  The market value of the Company's holdings in these securities, which approximates cost, at January 31, 1996 and April 30, 1995 was $29,735,000 and $29,438,000 for the FNMA and $9,803,000 and $9,661,000 for the FFCB,
respectively. These notes were purchased at a discount from their respective face values. The accretion of this discount has been included as an addition to the cost of the securities and reflected as interest income in the Consolidated Statements of Income and Retained Earnings.

Long-Term Securities Available for Sale:

  The aggregate cost of the long-term securities was $127,826,000 and $104,749,000 and the market value was $153,050,000 and $118,013,000 at January
31, 1996 and April 30, 1995, respectively. At January 31, 1996, gross unrealized gains on these securities of $25,224,000, net of deferred taxes of $8,828,000, were included in shareholders' equity. Realized gains and the proceeds received from sales of these securities during the nine months ended January 31, 1996 were $3,581,000 and $18,085,000, respectively.

Supplemental Disclosure of Cash Flow Information - Note 3:
----------------------------------------------------------
  Cash payments for income taxes were $18,545,000 and $12,804,000 during the nine months ended January 31, 1996 and 1995, respectively. Interest payments of $2,107,000 and $1,042,000 were remitted during the nine months of fiscal 1996 and fiscal 1995, respectively.

Securities Sold under Agreements to Repurchase - Note 4:
--------------------------------------------------------

  The outstanding obligation of $36,994,000 at January 31, 1996 under the agreements to repurchase the Federal National Mortgage Association Floating Rate Notes due August 5, 1997 (FNMA), and Federal Farm Credit Bank Floating Rate Notes due February 12, 1997 (FFCB), stated in Note 2, mature on February 5, 1996 with respect to the FNMA ($27,899,000) and February 12, 1996 for the obligation to repurchase the FFCB securities ($9,095,000). These obligations accrue interest at the stated interest rates of 5.6%, respectively. The Company intends to refinance these obligations on a short term basis.

Mutual Fund Support Expenses - Note 5:
--------------------------------------
  On June 28, 1994, the Company purchased as part of its investment management operations for which it receives fee income, U.S. Government Agency notes with a market value as of that date of $38,615,000 from the Value Line Cash Fund for which it is the investment adviser, in order to maintain a $1.00 per share net asset value. In addition, as part of the same transaction the Company reimbursed the Value Line Cash Fund $1,550,000 for losses the Fund incurred on the sale which the Company may recoup in the future.


                                     6 OF 11

                                        VALUE LINE, INC.
                    NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Property and Equipment:
-----------------------
  During January 1996, the Company purchased for cash an approximately 85,000 square foot warehouse facility for $4,100,000 under a newly formed subsidiary, Value Line Distribution Center, Inc. The new facility will house the distribution operations for the various Company publications and the fulfillment operations of the Compupower Corporation. The remaining building capacity will provide warehouse storage, a disaster recovery site and will provide for future business expansion.



                                     7 OF 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Liquidity and Capital Resources:

Value Line, Inc. (the Company) has liquid resources which are used in its business totaling $246,549,000 at January 31, 1996. In addition to $93,499,000 in working capital, the Company has long-term securities available for sale with a market value of $153,050,000, that, although classified as non-current assets are also readily marketable as the need arises. The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities included in working capital with a market value of $39,538,000 at January 31, 1996. The repurchase obligations of $36,994,000 have been entered into on a short-term basis. The securities, currently available for sale, mature during calendar year 1997 and are readily marketable should management decide to liquidate the Company's holdings and related obligations. The Company's working capital, including cash, has increased $3,188,000, and its securities available for sale, classified as long term, have increased $35,037,000 for the nine months ended January 31, 1996. During January 1996, the Company purchased under a newly formed subsidiary an approximately 85,000 square foot building located in the State of New Jersey for $4,100,000 in cash. The building will provide a central location for the Company's distribution and fulfillment operations, warehouse storage, a disaster recovery site and additional space for future business expansion. Management believes that the Company's cash and other liquid asset resources used in its business together with future cash flows from operations will be sufficient to finance current and forecasted operations.

Management anticipates no significant borrowing requirements during fiscal 1996 other than the short term refinancing of the repurchase obligations.


Results of Operations:

Net income for the nine months ended January 31, 1996 of $32,766,000 or $3.28 per share was $15,366,000 or 88% higher than the prior year's net income of $17,400,000 or $1.74 per share. Net income of $14,291,000 or $1.43 per share for the third quarter of fiscal 1996 increased 104% from net income of $7,011,000 for the third quarter of fiscal 1995. Net income for the third quarter of fiscal 1996 set a new record high for earnings of any quarter in the Company's history. Net income for the nine months ended January 31, 1996 also set a new record for the earnings for any full year in the Company's history.

Revenues of $64,528,000 for the nine months of fiscal 1996 increased 7% from revenues of $60,062,000 for the same period of fiscal 1995. Subscription revenues of $42,944,000 were 2% higher than revenues of $42,023,000 for fiscal 1995. Full term subscription levels to all products increased 28% from the prior year's level. The Value Line Investment Survey - Expanded Edition, introduced in the latter part of fiscal 1995, contributed in excess of $1,500,000 of revenues during the first nine months of fiscal 1996 while revenues from The Investment Survey increased over $900,000 during this period. These increases were partially offset by decreases in revenues from the print version of the Value Line Mutual Fund Survey. Revenues derived from investment management fees and services for the nine months ended January 31, 1996 of $19,530,000 were $2,108,000 or 12% higher than the level at January 31, 1995. The revenue increase was primarily a result of a 12% increase in the average annual net assets under management in Value Line mutual funds. Assets under management at January 31, 1996 increased 22% from the levels at January 31, 1995. Total revenues for the nine months ended January 31, 1996 and January 31, 1995 included proceeds of $2,054,000 and $617,000, respectively, from the settlement of a disputed securities transaction.

                                        8 OF 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued:)


Expenses for the nine months ended January 31, 1996 of $39,332,000 were 1% below the prior year's level of $39,765,000. The prior year's expenses included a one time charge of $1,550,000 in support of the Cash Fund, the majority of which already has been recouped. Advertising expenses of $10,837,000 were $1,836,000 or 14% below the prior year's level. The significant reduction in expenses was attributable to a decline in advertising for the print version of the Value Line Mutual Fund Survey while the development of a new electronic version was under commencement. Advertising expenses for The Value Line Investment Survey increased 22% while marketing expenses of $922,000 were incurred in fiscal 1996 for new products including The Value Line Fund Analyzer, The Value Line Investment Survey Expanded Edition, The No-Load Mutual Fund Advisor, The No-Load Analyzer, and the Value Line Investment Survey Condensed. Salary and employee benefit expenses of $15,304,000 for the nine months ended January 31, 1996 were 8% higher than the prior year's level of $14,124,000 as a result of filling vacant staff positions in the Data Processing and Mutual Fund divisions, additional staffing in the customer service department and the effect of a 4% general salary increase as of August 1, 1994. Office and administration expenses of $7,424,000 increased $570,000 or 8% from the prior year's level. The increases were a result of professional fees related to potential business expansion alternatives, a lawsuit in which the Company is a plaintiff and from the estimated restructure costs related to the purchase of the new facility. These increases were partially offset by a decrease in software amortization related to a decision during fiscal 1995 to replace the Company's fulfillment software. Fiscal 1995 also includes the absorption of expenses related to the establishment of two mutual funds.

Income from securities transactions for the nine months ended January 31, 1996 of $28,698,000 increased $20,231,000 from the prior year's level of $8,467,000. The increase in capital gains produced by the Company's trading portfolios of $10,508,000 and the increase in capital gains distributions from the Company's mutual funds of $4,710,000 were the major contributors to the additional income. The additional capital gains during fiscal 1996 versus fiscal 1995 of $3,908,000 from the sale of equity and fixed income fund shares in connection with the Company's annual portfolio realignment also contributed to the increase in income from securities transactions.


                                     9 OF 11

Item 14.  Exhibits (a) 3.


1. -- By-laws of Value Line, Inc., as amended.









                                    10 of 11

                            Value Line, Inc.

                               Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Value Line, Inc.
                                                       (Registrant)


Date:  March 16, 1996                        By: -----------------------------
                                                 Jean Bernhard Buttner
                                                 Chairman and President


Date:  March 16, 1996                        By: -----------------------------
                                                 Stephen R. Anastasio
                                                 Corporate Controller






                                 11 OF 11