Form 10-K
period 1996-04-30
VALUE LINE INC
filed 1996-07-29
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549


                                    FORM 10-K

              Annual Report Pursuant to Section l3 or l5(d) of the
                         Securities Exchange Act of l934

For the fiscal year ended April 3O, l996          Commission File Number 0-ll3O6


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

                                                   Yes X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the registrant's voting stock held by non-affiliates on June 28, 1996 was $66,883,950.

     There were 9,976,975 shares of the Company's Common Stock outstanding at June 28, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     The following documents are incorporated by reference with this filing:
Part III: l996 Definitive Proxy Statement.

                                     Part I

Item l. BUSINESS.

     Value Line, Inc. (the "Company"), a New York corporation, was organized in l982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co.").

     The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary Value Line Publishing, Inc. ("VLP") and providing investment advisory services to mutual funds, institutions, and individual clients. VLP publishes The Value Line Investment Survey, one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Expanded Edition, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line OTC Special Situations Service, The Value Line Options Survey, The Value Line Convertibles Survey and The Value Line Industry Review which is only available in electronic format. The Company's periodical publications are direct marketed through media and direct mail to retail and institutional investors. The Company is investment adviser for the Value Line Family of Mutual Funds, which on April 30, l996, included 16 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients and, through VLP, provides financial database information through computer media and computer time-sharing facilities (DataFile and other services). VLP also markets personal computer software services (VALUE/SCREEN III) and other electronic products for institutional investors. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of l94O.

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


A.   Investment Information and Publications.

     VLP publishes investment related publications and produces electronic products described below:

     1.   Publications:

     The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. The key evaluations for each stock covered are "Timeliness(TM)" and "Safety." "Timeliness(TM)" relates to the probable relative price performance of a stock over the next six to twelve months, as compared to the rest of the approximately l,7OO covered stocks. Rankings are updated each week and range from Rank l for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" rankings are a measure of risk and are based primarily on the issuer's relative financial strength and the stock's price stability. "Safety" ranges from Rank l for the least risky stocks to Rank 5 for the riskiest. Value Line employs approximately 90 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with weekly updates when relevant. The annual subscription price of The Value Line Investment Survey is $570.

     The Expanded Edition of The Value Line Investment Survey was introduced by the Company in April 1995. It provides detailed descriptions of 1,800 additional small- and medium-capitalization stocks, many listed on NASDAQ, beyond the 1,700 stocks of larger- capitalization companies traditionally covered in The Value Line Investment Survey.

     Like The Value Line Investment Survey, the Expanded Edition has its own "Summary & Index" providing updated ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey. A new combined Index, published quarterly, allows the subscriber to locate easily a specific stock among the 3,500 stocks covered.

     The Expanded Edition includes a number of new as well as standard features:

- -    A new Performance Ranking System incorporates many of the elements of the
     Value Line Timeliness/TM Ranking System, modified to accom-modate the 1,800 stocks in the Expanded Edition. The Performance/TM Rank is based on earnings growth and price momentum and is designed to predict relative price performance over the next six to 12 months.

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

     The principal difference between the Expanded Edition and The Value Line Investment Survey is that the Expanded Edition does not include financial forecasts or analysts' comments. This modification has allowed Value Line to offer this service at a low price.

     The cost of the Expanded Edition to current subscribers of The Value Line Investment Survey is $125 per year and $695 per year for new subscribers combining both Editions.

     The Value Line Mutual Fund Survey provides full-page profiles of 1500 mutual funds and condensed coverage of an additional 550 funds. Every two weeks subscribers receive an updated issue, containing about 150 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of more than 2,000 funds. The Value Line Mutual Fund Survey also includes semi-annual profiles and analyses on 100 of the nation's major fund families. Additionally, subscribers receive a 12-page periodical monthly newsletter containing articles of general interest to subscribers and readers, "The Value Line Mutual Fund Advisor," with articles on investment trends and issues concerning mutual fund investors. Funds are ranked for both risk and overall risk-adjusted performance using strictly quantitative means. A large binder is provided to house the periodic fund reports. A second binder is provided to full-term subscribers for the periodical monthly newsletter. The annual subscription price of The Value Line Mutual Fund Survey is $295.

     The Company instituted on-line distribution of individual one-page reports from The Value Line Investment Survey and The Value Line Mutual Fund Survey through the CompuServe on-line network. The price per page for these documents is $5.

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

    The Value Line OTC Special Situations Service, published periodically 24 times a year, concentrates on fast-growing, smaller companies whose stocks are perceived by Company analysts as having exceptional appreciation potential. The annual subscription price of The Value Line OTC Special Situations Service is $429.

    The Value Line Options Survey, a periodical weekly service published 48 times a year, evaluates and ranks for future performance the most active options listed on United States exchanges (approximately 8,000). The annual subscription price of The Value

Line Options Survey is $445. An electronic version of this publica-tion, The Value Line Daily Options Survey was introduced during the latter part of fiscal 1995.

     The Value Line Convertibles Survey, a periodical service published 48 times a year, evaluates and ranks for future market performance approximately 58O convertible securities (bonds and preferred stocks) and approximately 75 warrants. The annual subscription price of The Value Line Convertibles Survey is $625.

     The Value Line Industry Review, a periodical monthly publication now available only in electronic form, evaluates 104 industry groups for relative performance. Providing detailed and extensive sector analysis, it is designed to meet the needs of professional portfolio managers. The annual subscription price of The Value Line Industry Review is $1,075.

     The Total Return Service is a customized data service derived from The Value Line Industry Review publication. It was developed to help publicly traded companies meet the SEC's mandated executive-compensa-tion disclosure requirements. The service consists of a line graph comparing the total return of a public company's stock over the last five years to a published equity market index and a published or constructed industry index.

    2.  Electronic Products:

     Value Line Investment Survey for Windows is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities on over 5,000 stocks, including the 1,700 stocks covered in the Company's benchmark publication, The Value Line Investment Survey. The product was introduced to the market during June 1996 and available during July 1996 for distribution.

     Value Line Fund Analyzer and Value Line No-Load Analyzer are electronic versions of the Mutual Fund Survey launched in the latter part of fiscal 1995.

     Value Line Investment Survey for Windows provides over 200 search fields on each stock, more than 50 charting and graphing variables for comparative research, and 10 years of historical financial data for scrutinizing performance, risk and yield. The software includes Portfolio Manager, a special module that lets users create and track their own stock portfolios. An exclusive E-page feature on the CD-ROM version allows the user to view and print actual full-page stock reports from the respected Value Line Investment Survey publication. In addition, weekly updates and technical support are available through Value Line Online, the Company's proprietary Bulletin Board.

     To access the 1,700 stocks covered exclusively in The Value Line Investment Survey publication, subscribers are offered a two-month trial subscription with monthly updates and Value Line Online weekly data for $55, or a full year subscription for $595. This product is available on both CD-ROM and 3.5 disk.

     A Special 5,000 Stock Edition, a powerful yet economical profes-sional tool on CD-ROM, is available with monthly updates and Value Line Online weekly data for $95 for a two-month trial subscription, or $995 for a full year. This Special Edition contains full financial and business descriptions on over 5,000 stocks, Timeliness and Safety Rankings on 3,500 stocks, and 1,700 stocks with analysts' comments and estimates found in The Value Line Investment Survey publication.

     Both versions are compatible with Windows 95 or 3.1. A system of 486 or higher is recommended, with 8MB RAM minimum and 35MB of free hard disc space.

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

B.  Investment Management.

     As of April 30, 1996, the Company was the investment adviser for 16 mutual funds registered under the Investment Company Act of l94O. Value Line Securities, Inc., a wholly owned subsidiary of the Company, underwrites and distributes shares of the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Shareholder services for the Value Line Funds are provided by National Financial Data Services.

     Total net assets of the Value Line Funds at April 30, 1996, were:

                                                      (in millions)

     The Value Line Fund, Inc.                           $  360
     The Value Line Income Fund, Inc.                       148
     The Value Line Special Situations Fund, Inc.           102
     Value Line Leveraged Growth Investors, Inc.            382
     The Value Line Cash Fund, Inc.                         341
     Value Line U.S. Government Securities Fund, Inc.       221
     Value Line Centurion Fund, Inc.                        572
     The Value Line Tax Exempt Fund, Inc.                   231
     Value Line Convertible Fund, Inc.                       74
     Value Line Aggressive Income Trust                      48
     Value Line New York Tax Exempt Trust                    38
     Value Line Strategic Asset Management Trust            984
     Value Line Intermediate Bond Fund, Inc.                 16
     Value Line Small-Cap Growth Fund, Inc.                  20
     Value Line Asset Allocation Fund, Inc.                  60
     Value Line U.S. Multinational Company Fund, Inc.        13
                                                         ------
                                                         $3,610

     The investment advisory contracts between each of the Value Line Funds and the Company provide that the Company will render investment research, advice, and supervision to the funds. These contracts must be approved annually in accordance with statutory procedures. The Company furnishes each fund with its investment program, subject to such fund's fundamental investment policies and to control and review by such fund's Board of Directors or Trustees. Each contract also provides that the Company will furnish, at its expense, various administrative services, office space, equipment and administrative personnel necessary for managing the affairs of the funds. Advisory fee rates vary among the funds and may be subject to certain limitations. Each mutual fund may use "Value Line" in its name only so long as the Company acts as its investment adviser. The Company has agreed to waive its advisory fees payable by the Value Line U.S. Multina-tional Company Fund, Inc. and to absorb all operating expenses (other than brokerage commissions) until September 30, 1996.

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

C.  Wholly-Owned Operating Subsidiaries:

     1.  Vanderbilt Advertising Agency, Inc.:

     Vanderbilt Advertising Agency, Inc. ("Vanderbilt") places advertising for the Company's publications, investment advisory services, and mutual funds. Commission income generated by Vanderbilt serves to reduce the Company's advertising expenses.

     2.  Compupower Corporation:

     Compupower provides computerized subscription fulfillment services for the Company and for other publishers. For the year ended April 3O, l996, approximately 36% of Compupower's revenues were derived from services rendered to the Company.

     3.  Value Line Securities, Inc.:

     Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of l934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis), and VLS derives no revenue from such sales. Since l986, VLS has effected listed portfolio brokerage transactions for certain of the Value Line Funds, clearing such transactions on a fully disclosed basis through unaffiliated broker-dealers who receive a portion of the gross commissions. Value Line Securities also receives 12b-1 fees from certain of the Value Line Funds.


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

F.  Employees.

     At April 30, 1996, the Company and its subsidiaries employed 381 persons.

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

G.  Assets.

     The Company's assets identifiable to each of its principal business segments were as follows:

                                            April 30,
                                   1996                     1995
                                         (in thousands)
   Investment Information
    & Publications               $ 15,902                 $ 11,788
   Investment Management          271,088                  208,930
   Corporate Assets                46,836                   44,280
                                 --------                 --------
                                 $333,826                 $264,998
                                 ========                 =========


H.  Competition.

     The investment management and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. The Company believes that it is one of the world's largest independent securities research organiza-tions and that it publishes the world's largest investment service periodicals in terms of number of subscriptions and annual revenues.

I.  Executive Officers.

     The following table lists the names, ages (at June 28, 1996), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as otherwise indicated, each of the following has held an executive position with the companies indicated for at least five years.

      Name               Age       Principal Occupation or Employment
- ---------------------    ---       ----------------------------------


Jean Bernhard Buttner    61        Chairman of the Board, President, and Chief
                                   Executive Officer of the Company and AB&Co.
                                   Chairman of the Board of each of the Value
                                   Line Funds.



Samuel Eisenstadt        74        Senior Vice President and Research Chairman.



David T. Henigson        38        Vice President since 1992 and Treasurer since
                                   1994; Director of Compliance and Internal
                                   Auditor; Vice President of each of the Value
                                   Line Funds since 1992 and Secretary and
                                   Treasurer since 1994.



Howard A. Brecher        42        Vice President since 1996 and Secretary since
                                   1992; Secretary and General Counsel of AB&Co.
                                   since 1991.


Item 2. PROPERTIES.

     On June 4, 1993, the Company entered into a new lease agreement for approximately 80,000 square feet that provided for the relocation of its office space to 220 East 42nd Street, New York, New York. The Company owns a distribution facility of approximately 23,OOO square feet in North Bergen, New Jersey. The primary purpose of this location is the distribution of the Company's publication products. Compupower leases its approximately 8,OOO-square foot-office and computer facility in Secaucus, New Jersey. During January 1996, a subsidiary of the Company purchased for cash an approximately 85,000 square foot warehouse facility for $4,100,000. The new facility will consolidate into a single facility the distribution operations for the various Company publications and the fulfillment operations of Compupower Corporation. The remaining building capacity will provide warehouse storage, a disaster recovery site and will provide for future business expansion. The Company believes the capacity of these facilities is sufficient to meet the Company's current and expected future requirements.

Item 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, l996.


                                     Part II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Registrant's Common Stock is traded in the over-the-counter market.
The approximate number of record holders of the Registrant's Common Stock at April 3O, l996 was 1,361. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:

                                                             Dividend
                            High                Low          Declared
Quarter Ended           Bid      Asked     Bid      Asked    Per Share

July 31, 1994......    34       36        31 1/2   33           .20
October 31, 1994...    32       34 1/2    30 1/2   32 1/2       .20
January 31, 1995...    30 1/2   33        29       30 3/4       .0
April 30, 1995.....    31       33 1/4    26 3/4   29           .20
July 31, 1995......    32       32 3/4    28 1/2   28 1/2       .20
October 31, 1995...    33 3/4   34 1/4    29 3/4   29 3/4       .20
January 31, 1996...    39 1/2   39 1/2    32 1/2   32 3/4       .20
April 30, 1996.....    39 3/8   40 1/2    32 1/2   34 1/2       .20

Item 6. SELECTED FINANCIAL DATA.

     Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.


                                             Years ended April 30,

                                 1996      1995      1994      1993      1992
                                   (in thousands, except per share amounts)

Revenues:

Investment
  periodicals
  and related
  publications...             $ 58,509  $ 55,912  $ 57,830  $ 56,127  $ 53,745
Investment
  management
  fees and services           $ 26,564  $ 23,182  $ 24,220  $ 22,274  $ 20,816
Settlement of
  disputed securities
  transactions                $  2,054  $    617  $    408  $      -  $    862
Total revenues                $ 87,127  $ 79,711  $ 82,458  $ 78,401  $ 75,423

Income from
  operations......            $ 32,486   $29,660  $ 32,464  $ 30,667  $ 30,012

Net income........            $ 41,714  $ 23,168  $ 28,902  $ 27,723  $ 26,265

Earnings per
  share...........            $   4.18  $   2.32  $   2.90  $   2.78  $   2.64

Total assets.....             $333,826  $264,998  $200,321  $176,095  $152,457

Long term debt....            $      -  $      -  $      -  $  3,000  $      -

Cash dividends
  declared per share          $    .80  $    .60  $    .80  $    .60  $    .60

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                Operating Results

     Net income for the twelve months ended April 30, 1996 of $41,714,000 or $4.18 per share was $18,546,000 or 80% higher than the prior year's net income of $23,168,000 or $2.32 per share. Net income, sales, operating income and income from securities transactions for the twelve months ended April 30, 1996 all set new record highs for the Company. Net earnings for the fiscal year ended April 30, 1995 of $23,168,000 or $2.32 per share compared with net earnings of $28,902,000 or $2.90 per share for fiscal year 1994. The decrease in net earnings for fiscal 1995 from the fiscal 1994's level was primarily due to a decline in Income from Securites Transactions of $7,047,000, including losses of $4,980,000 related to the Company's strategy of realizing capital losses which would to reduce income taxes. The $1,550,000 expended in support of The Value Line Cash Fund during fiscal 1995 also contributed to the decrease.

     Revenues of $87,127,000 for fiscal 1996 compare to revenues of $79,711,000 and $82,458,000 for fiscal year's 1995 and 1994, respectively. Subscription revenues of $58,509,000 were 5% higher than revenues of $55,912,000 for fiscal 1995. Full term subscription levels to all products increased 23% from the prior year's level while full term circulation increased 10% to The Value Line Investment Survey. The increase in subscription levels was a result of increased marketing including an advance renewal program in November 1995 that was offered to The Value Line Investment Survey's subscribers in anticipation of a 9% price increase that was effective February 1, 1996. The Value Line Investment Survey - Expanded edition contributed in excess of $2,350,000 of revenues during fiscal 1996, it's first year of circulation and revenues from The Value Line Investment Survey increased by $2,316,000 during this same period. These increases were partially offset by decreases in revenues from the print version of Value Line Mutual Fund Survey. Subscription revenues of $55,912,000 for the fiscal year ended April 30, 1995 decreased 3.3% from fiscal 1994. The decrease in publications revenues is primarily a result of the decline in subscription levels for the Value Line Investment Survey due to the uncertain financial market conditions that existed during the first three quarters of fiscal 1995. Revenues derived from investment management fees and services for the twelve months ended April 30, 1996 of $26,564,000 were $3,382,000 or 15% higher than the level at April 30, 1995. The increase in revenues resulted primarily from a 14% increase in the average annual net assets under management in the Company's mutual funds. Assets in the Company's mutual funds at April 30, 1996 increased 21% from the levels at April 30, 1995. Investment management fees and services revenues of $23,182,000 for the fiscal year ended April 30, 1995 decreased 4.3% from the fiscal 1994 level. The decrease in fiscal 1995 was primarily a result of a 6.5% decline in the average annual assets under management in the Value Line mutual funds during the fiscal year. Mutual fund net assets under management at April 30, 1995 were approximately equal to the net assets under management at April 30, 1994. Revenues for fiscal year 1996, 1995 and 1994 include proceeds of $2,054,000, $617,000 and $408,000, respectively, from the settlement of a disputed securities transaction.

     Expenses for the twelve months ended April 30, 1996 of $54,641,000 were 9% above the prior year's level of $50,051,000. Advertising expenses of $15,322,000 were $573,000 or 4% above the prior year's level. Advertising expenses for The Value Line Investment Survey increased 37% while additional marketing expenses of $1,355,000 were also incurred in fiscal 1996 for a variety of new products. These increases were offset by a significant reduction in advertising expenses for the print version of the Value Line Mutual Fund Survey during the development of a new electronic version. Salary and employee benefit expenses of $20,892,000 for fiscal 1996 were 10% higher than the prior year's level of $18,935,000 as a result of general salary increases, the fulfillment of vacant staff positions and an increase in the employee profit sharing plan from 12% in fiscal 1995 to 15% in fiscal 1996. Office and administration expenses of $10,039,000 increased 16% from the prior year's level of $8,620,000. The increase is attributed to additional professional fees related to potential business expansion alternatives, a lawsuit in which the Company is the plaintiff, various tax matters and conversion fees in connection with the upgrade of the Company's fulfillment software. Relocation expenses also increased as a result of a decision to consolidate the Company's fulfillment, distribution and warehouse operations in the recently acquired facility. These increases were partially offset by decreases resulting from amortization of a deferred free rent credit and a decrease in software amortization related to a decision during fiscal 1995 to replace Compupower's fulfillment software. Expenses for the fiscal year ended April 30, 1995, exclusive of the non-recurring expense of $1,550,000 were $47,884,000, a decrease of $1,702,000 or 3% over fiscal 1994's level of $49,586,000. Advertising expenses of $14,749,000 for the twelve months ended April 30, 1995 decreased $3,596,000 from expenses of $18,345,000 for the comparable period in fiscal 1994. The decrease in advertising expenses resulted from management's decision to effectively market products during improved financial market conditions. Salaries and employee benefit expenses of $18,935,000 for the twelve months of fiscal 1995 were $1,662,000 above the prior level of $17,273,000 primarily as a result of the additional staff in support of the Mutual Fund Survey and the cost of replacement staff and recruiting fees at Compupower and the Mutual Fund management and research divisions. Office and administration expenses of $8,003,000 increased $838,000 or 12% from the prior year's level as a result of a $445,000 increase in depreciation and amortization expenses affiliated with the new office facility and the computer hardware upgrade, $315,000 of accelerated amortization resulting from a decision to upgrade the fulfillment software at Compupower and an increase in professional fees. These increases were offset by a reduction in rent expenses of $767,000 or 34%.

     Income from securities transactions for fiscal year 1996 of $35,898,000 increased $27,239,000 from the prior year's level of $8,659,000. The increase in capital gains produced by the Company's trading portfolios of $12,440,000, and from sales of equity and fixed income share holdings in the Value Line mutual funds of $8,888,000, in connection with our annual portfolio realignment were the major contributors to the additional income from securities transactions. Capital gains distributions from the Company's mutual funds also increased $4,710,000 during fiscal 1996. Income from securities transactions of $8,659,000 for the fiscal year ended April 30, 1995 decreased by $7,047,000 or 45% from $15,706,000 at April 30,
1994. In addition to a $764,000 decrease in capital gains produced by the Hedge, Tilt and Stem portfolios, the Company also incurred losses of $4,980,000 in connection with tax planning matters. Sales of mutual fund shares, unrelated to the tax planning matters, have produced $326,000 of capital losses during the 1995 fiscal year as compared to a $101,000 gain in fiscal year 1994. The decline was largely the result of a decision to liquidate an investment in one of the Company's mutual funds during the latter part of fiscal 1995 in order to redeploy these assets in other investment vehicles.

                     Liquidity and Capital Resources

     The Company has liquid resources which are used in its business totaling $266,534,000 at April 30, 1996. In addition to $88,799,000 in working capital, the Company has marketable securities with a market value of $177,735,000, that, although classified as non-current assets are also readily marketable as the need for capital arises. The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities with a market value of $39,681,000 at April 30, 1996. The repurchase obligations of $36,994,000 have been entered into on a short term basis. The securities, currently available for sale, mature during calendar year 1997 and are readily marketable should management decide to liquidate the Company's investments and related obligations. During June 1996, the Company sold approximately $10,000,000 of these U.S. Government Agency securities and satisfied the related $9,100,000 repurchase obligation. The Company's cash position, including its investment in The Value Line Cash Fund, has decreased $13,274,000 at April 30, 1996, primarily as a result of the purchase of additional equity and fixed income shares in the Value Line Mutual Funds and the purchase of a distribution facility during January 1996.

     Management believes that the Company's cash and other liquid asset resources used in its business together with future cash flows from operations will be sufficient to finance current and forecasted operations.

     Management anticipates no significant borrowing requirements during fiscal 1997 other than the short term refinancing of the remaining repurchase obligations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form lO-K:

                                                             Page Numbers

    Reports of independent accountants                             23
    Consolidated balance sheets--April 3O, 1996 and 1995           27
    Consolidated statements of income and retained earnings
         --years ended April 3O, 1996, 1995 and 1994               28
    Consolidated statements of cash flows
         --years ended April 3O, 1996, 1995 and 1994               29
    Notes to the consolidated financial statements                 30
    Supplementary schedules                                        42

                        Quarterly Results (Unaudited):
                   (in thousands, except per share amounts)

                                       Income                  Earnings
                         Total          From           Net        Per
                       Revenues      Operations      Income      Share
1996, by Quarter -
  First............     $20,028       $ 7,549        $10,224     $1.02
  Second...........      22,811        10,134          8,250       .83
  Third............      21,689         7,512         14,291      1.43
  Fourth...........      22,599         7,291          8,949       .90
    Total               $87,127       $32,486        $41,714     $4.18

1995, by Quarter -
  First............     $20,214       $ 5,090        $ 3,428     $ .34
  Second...........      20,423         7,985          6,961       .70
  Third............      19,425         7,223          7,011       .70
  Fourth...........      19,649         9,362          5,768       .58
    Total               $79,711       $29,660        $23,168     $2.32

1994, by Quarter -
  First............     $19,615       $ 9,149        $ 8,370     $ .84
  Second...........      20,079         8,712          8,139       .82
  Third............      21,636         7,503          8,992       .90
  Fourth...........      21,128         7,100          3,401       .34
      Total             $82,458       $32,464        $28,902     $2.90

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with the independent accountants on accounting and financial disclosure matters.


                                    Part III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is incorporated herein by reference to the annual proxy statement to be filed with the Securities and Exchange Commission within 12O days after April 3O, l996, except that the information pertaining to Executive Officers is set forth in Part I herein under the caption "Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION.

     Information required by this item is incorporated herein by reference to the annual proxy statement to be filed with the Securities and Exchange Commission within 12O days after April 3O, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

     Information required by this item is incorporated herein by reference to the annual proxy statement to be filed with the Securities and Exchange Commission within 12O days after April 3O, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated herein by reference to the annual proxy statement to be filed with the Securities and Exchange Commission within 12O days after April 3O, 1996.

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

                 3.2 Certificate of Amendment of Certificate of Incorporation dated October 24, 1989.

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

               10.10 Value Line, Inc. Profit Sharing and Savings Plan as amended and restated effective May 1, 1989, including amendments through April 30, 1995.

               10.13 Lease for the Company's premises at 220 East 42nd Street, New York, N.Y. incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1994.

               21        Subsidiaries of the Registrant.

     (b)  Reports on Form 8-K.

          A Form 8-K was filed on March 26, 1996 indicating the termination of Price Waterhouse LLP (PW) as the Company's independent accountants on March 25, 1996. On that same date, the Company engaged Horowitz & Ullmann as its new independent accountants. The termination of the engagement of PW and the selection of Horowitz & Ullmann were recom-mended by the Audit Committee of the Board of Directors and approved by the entire Board of Directors.

     (c)  Exhibits.

          Subsidiaries of the Registrant, Exhibit 21 attached.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 1O-K for the fiscal year ended April 3O, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VALUE LINE, INC.
                                  (Registrant)




                    By: /s/ Jean Bernhard Buttner
                       ----------------------------------
                       Jean Bernhard Buttner
                       Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                    By: /s/ Jean Bernhard Buttner
                       ----------------------------------
                       Jean Bernhard Buttner
                       Principal Executive Officer




                    By: /s/ Stephen R. Anastasio
                       ----------------------------------
                       Stephen R. Anastasio
                       Principal Financial
                       and Accounting Officer






Dated:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 1O-K for the fiscal year ended April 3O, 1996, to be signed on its behalf by the undersigned as Directors of the Registrant.




s/Jean Bernhard Buttner              s/William S. Kanaga
Jean Bernhard Buttner                William S. Kanaga




s/Harold Bernard, Jr.                s/Howard A. Brecher
Harold Bernard, Jr.                  Howard A. Brecher





s/W. Scott Thomas                    s/Samuel Eisenstadt
W. Scott Thomas                      Samuel Eisenstadt






                                     s/David T. Henigson
                                     David T. Henigson






Dated:

                                      LETTERHEAD


Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Value Line, Inc.
and its subsidiaries at April 30, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Value Line, Inc., and its subsidiaries as of April 30, 1995 and 1994 were audited by other auditors whose report dated June 26, 1995 expressed an unqualified opinion on those statements.

We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements.



/s/ Horowitz and Ullman, P.C.
HOROWITZ & ULLMANN, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


New York, NY
June 28, 1996

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Value Line, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and its subsidiaries at April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Price Waterhouse LLP

PRICE WATERHOUSE LLP

New York, New York
June 26, 1995

                                     [LETTERHEAD]


                          CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the registration statement on Form S-8 (No. 2-90593) of our report dated June 28, 1996 relating to the consolidated financial statements of Value Line, Inc. and subsidiaries for the year ended April 30, 1996 which appears on page 23 of this Form 10-K.
We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appear in this Form 10-K.

/s/Horowitz & Ullmann, P.C.

HOROWITZ & ULLMANN, P.C.
Certified Public Accountants

New York, NY
July 3, 1996

                                Value Line, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                         Apr. 30,     Apr. 30,
Assets                                                     1996         1995
                                                         --------     --------
Current Assets:
  Cash and cash equivalents (including short term
   investments of $31,116 and $43,608, respectively)      $31,752      $45,026
  Trading securities                                       64,314       48,187
  Short term securities available for sale                 39,681       39,099
  Accounts receivable, net of allowance for doubtful
   accounts of $528 and $350, respectively                  2,997        3,348
  Receivable from affiliates                                1,965        1,641
  Prepaid expenses and other current assets                 2,872        1,416
                                                         --------     --------
   Total current assets                                   143,581      138,717

  Long term securities available for sale                 177,735      118,013
  Property and equipment, net                              12,120        7,922
  Goodwill                                                    390          346
                                                         --------     --------
   Total assets                                          $333,826     $264,998
                                                         ========     ========

Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                 $8,433       $6,358
  Securities sold under agreements to repurchase           36,994       36,994
  Accrued salaries                                          1,808        1,466
  Dividends and interest payable                            2,058          534
  Accrued taxes payable                                     5,489        3,054
                                                         --------     --------
   Total current liabilities                               54,782       48,406

  Unearned revenue                                         42,993       36,789
  Deferred charges                                          1,530        1,808
  Deferred income taxes                                    13,255        4,806

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                         1,000        1,000
  Additional paid-in capital                                  944          940
  Retained earnings                                       196,834      163,101
  Treasury stock, at cost (23,025 shares on April 30,
   1996, and 24,650 on April 30, 1995)                       (443)        (474)
  Unrealized gains on securities available for sale,
   net of taxes                                            22,931        8,622
                                                         --------     --------
   Total shareholders' equity                             221,266      173,189
                                                         --------     --------
   Total liabilities and shareholders' equity            $333,826     $264,998
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                                Value Line, Inc.
             Consolidated Statements of Income and Retained Earnings
                    (in thousands, except per share amounts)


                                                                                                 Years ended April 30,

                                                                                          1996           1995           1994
                                                                                       --------       --------       --------

Revenues:
  Investment periodicals and related publications                                       $58,509        $55,912        $57,830
  Investment management fees & services                                                  26,564         23,182         24,220
  Settlement of disputed securities transactions                                          2,054            617            408
                                                                                       --------       --------       --------
   Total revenues                                                                        87,127         79,711         82,458
                                                                                       --------       --------       --------

Expenses:
  Advertising and promotion                                                              15,322         14,749         18,345
  Salaries and employee benefits                                                         20,892         18,935         17,273
  Printing, paper and distribution                                                        8,388          6,197          6,803
  Office and administration                                                              10,039          8,620          7,573
  Mutual fund support expenses                                                                -          1,550              -
                                                                                       --------       --------       --------

   Total expenses                                                                        54,641         50,051         49,994
                                                                                       --------       --------       --------


Income from operations                                                                   32,486         29,660         32,464
Income from securities transactions, net                                                 35,898          8,659         15,706
                                                                                       --------       --------       --------

Income before income taxes                                                               68,384         38,319         48,170
Provision for income taxes                                                               26,670         15,151         19,268
                                                                                       --------       --------       --------

   Net income                                                                           $41,714        $23,168        $28,902


Retained earnings, at beginning of year                                                 163,101        145,918        124,995
Dividends declared                                                                       (7,981)        (5,985)        (7,979)
                                                                                       --------       --------       --------

Retained earnings, at end of year                                                      $196,834       $163,101       $145,918
                                                                                       ========       ========       ========

Earnings per share                                                                        $4.18          $2.32          $2.90
                                                                                       ========       ========       ========



The accompanying notes are an integral part of these financial statements.

                                Value Line, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                 Years ended April 30,

                                                                                          1996           1995           1994
                                                                                       --------       --------       --------

Cash flows from operating activities:
  Net income                                                                            $41,714        $23,168        $28,902

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                                           1,288          1,293            866
  Accretion of discount                                                                    (582)          (484)           ---
  (Gains)/losses on sale of trading securities
   and securities held for sale                                                         (11,631)         4,077         (6,851)
  Unrealized (gains)/losses on trading securities                                        (9,030)        (3,445)         1,060
  Loss on write-down of equipment                                                          (166)           166            ---
  Deferred income taxes                                                                   4,205            653           (510)

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                                                6,204          1,260            (56)
   (Increase)/decrease in deferred charges                                                 (278)         1,048          1,121
   Increase/(decrease) in accounts payable
   and accrued expenses                                                                     727         (1,676)           642
   Increase in accrued salaries                                                             342            213             77
   Increase/(decrease) in interest payable                                                 (471)           534            (10)
   Increase/(decrease) in accrued taxes payable                                          (1,027)           955           (366)
   (Increase)/decrease in prepaid expenses and
   other current assets                                                                  (1,456)           388           (529)
   (Increase)/decrease in accounts receivable                                               555           (735)        (1,907)
   (Increase)/decrease in receivable from affiliates                                       (324)          (190)            32
                                                                                       --------       --------       --------
   Total adjustments                                                                    (11,644)         4,057         (6,431)
                                                                                       --------       --------       --------

Net cash provided by operations                                                          30,070         27,225         22,471
                                                                                       --------       --------       --------

Cash flows from investing activities:
  Proceeds from sales of securities                                                      18,085         46,945          6,218
  Purchase of securities                                                                (52,211)       (35,374)       (30,382)
  Proceeds from sale of trading securities                                               64,333         74,964         90,761
  Purchase of trading securities                                                        (61,574)       (70,708)       (77,908)
  Acquisition of property, and equipment, net                                            (6,026)        (1,376)        (5,838)
                                                                                       --------       --------       --------

Net cash provided by/(used in) investing activities                                     (37,393)        14,451        (17,149)
                                                                                       --------       --------       --------

Cash flows from financing activities:
  Proceeds from sale of treasury stock                                                       35            ---             72
  Dividends paid                                                                         (5,986)        (7,980)        (7,480)
  Loan repayment                                                                            ---         (3,000)           ---
                                                                                       --------       --------       --------

Net cash (used in) financing activities                                                  (5,951)       (10,980)        (7,408)
                                                                                       --------       --------       --------

Net increase/(decrease) in cash and cash equivalents                                    (13,274)        30,696         (2,086)
Cash and cash equivalents at beginning of period                                         45,026         14,330         16,416
                                                                                       --------       --------       --------

Cash and cash equivalents at end of period                                              $31,752        $45,026        $14,330
                                                                                       ========       ========       ========



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

Valuation of Securities:

  Effective May 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As a result of adopting SFAS 115, the Company changed the method by which it values its long-term securities portfolio, which consists of shares of the Value Line Mutual Funds, and short-term securities portfolio, which the Company classifies as available for sale, from the lower of aggregate cost or market to market value.Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method. SFAS 115 cannot be retroactively applied to the financial statements of periods prior to May 1, 1994.

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

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 1996 and 1995, cash equivalents included $25,238,000 and $41,503,000, respectively, invested in the Value Line money market funds.

  Reclassification: Certain prior year amounts disclosed in the Consolidated Financial Statements and Notes thereto have been reclassified to conform to current year presentation.

Note 2-Supplementary Cash Flow Information:

  Cash payments for income taxes were $24,056,000, $12,974,000 and $20,171,000, in 1996, 1995 and 1994, respectively. Interest payments of $2,618,000, $1,315,000 and $183,000 were made in 1996, 1995, and 1994, respectively.

Note 3-Related Party Transactions:

  The Company acts as investment adviser and manager for sixteen open-end investment companies known as the Value Line Family of Funds (see Note 4). The Company earns investment management fees calculated based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds and other advisory clients of the Company that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 1996, 1995 and 1994, investment management fees and brokerage commission income, net of clearing fees, amounted to $19,686,000, $17,782,000 and $19,098,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates in the Consolidated Balance Sheets were $1,631,000 and $1,352,000, at April 30, 1995 and 1994, respectively.

  For the years ended April 30, 1996, 1995 and 1994, the Company was reimbursed $438,000, $414,000 and $454,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 1996 and 1995, Receivable from affiliates included a receivable from the Parent of $89,000 and $257,000, respectively. For the years ended April 30, 1996, 1995 and 1994, the Company made federal income tax payments to the Parent amounting to $19,952,000, $10,225,000 and $16,020,000, respectively. At April 30, 1996 and 1995, prepaid expenses and other current assets included a receivable of $563,000 and accrued taxes payable included a payable of $438,000 to the Parent, respectively. These data are in accordance with the tax sharing arrangement described in Note 6.

Note 4-Investments:

Trading Securities:

  Securities held by Value Line Securities, Inc. had an aggregate cost of $48,066,000 and $40,767,000 and a market value of $64,314,000 and $48,187,000 at
April 30, 1996 and April 30, 1995, respectively.

Short-Term Securities Available for Sale:

  Short-term securities available for sale consists of Value Line, Inc.'s holdings in the following securities:

  Federal National Mortgage Association (FNMA), floating rate notes due August 5, 1997; par value $30,325,000.

  Federal Farm Credit Bank (FFCB), floating rate notes due February 12, 1997; par value $10,000,000.

  The market value of the Company's holdings in the FNMA and FFCB, which approximates cost, at April 30, 1996 was $29,831,000 and $9,850,000 and at April 30, 1995 was $29,438,000 and $9,661,000, respectively. These notes were purchased at a discount from their respective face values. The accretion of this discount has been included as an addition to the cost of the securities and reflected as interest income in the Consolidated Statements of Income and Retained Earnings.

Long-Term Securities Available for Sale:

  The aggregate cost of the long-term securities was $142,456,000 and $104,749,000 and the market value was $177,734,000 and $118,013,000 at April 30,
1996 and April 30, 1995, respectively. The change in gross unrealized gains on these securities of $22,014,000 and $13,264,000, net of the change in deferred taxes of $7,705,000 and $4,642,000, were included in shareholders' equity at April 30, 1996 and 1995, respectively. Realized gains from the sales of these securities were $3,581,000 and realized losses were $5,306,000 during fiscal years 1996 and 1995, respectively. The proceeds received from sales of these securities during the fiscal year ended April 30, 1996 were $18,085,000 and $46,934,000 during the fiscal year ended April 30, 1995, respectively. At April 30, 1994, these securities were recorded at the lower of aggregate cost or market.

  For the years ended April 30, 1996, 1995 and 1994, Income from securities transactions, net consisted of $5,275,000, $4,938,000 and $5,094,000 of dividend income; $20,814,000, $396,000 and $11,789,000 of net realized capital gains; $2,758,000, $1,912,000 and $56,000 of interest income; and $2,148,000,
$1,865,000 and $183,000 of related interest expense, respectively. Net income from securities transactions also included $9,197,000 and $3,279,000 of unrealized gains for the year's ended April 30, 1996 and 1995, respectively and $1,060,000 of unrealized losses on marketable securities for the year ended April 30, 1994.

Note 5-Property and Equipment:

  Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the remaining terms of the leases. For income tax purposes, depreciation of furniture and equipment is computed using accelerated methods and buildings and leasehold improvements are depreciated over prescribed, extended tax lives.

  Property and equipment consisted of the following:              April 30,

                                                                1996     1995
                                                             -------------------
                                                                (in thousands)

Land                                                              $785      $59
Building and leasehold improvements                              6,695    3,442
Furniture and equipment                                         11,020    9,789
                                                             -------------------
                                                                18,500   13,290

Accumulated depreciation and amortization                       (6,380)  (5,368)
                                                             -------------------
                                                               $12,120   $7,922
                                                             -------------------
                                                             -------------------

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

Note 6-Federal, State and Local Income Taxes:

  The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:

                                                   Years ended April 30,

                                                  1996       1995     1994
                                         ------------------------------------
                                                     (in thousands)
Current:
  Federal                                      $18,612   $10,733   $15,676
  State and local                                3,852     3,765     4,102
                                         ------------------------------------
                                                22,464    14,498    19,778


Deferred:
  Federal                                        4,034       795      (523)
  State and local                                  172      (142)       13
                                         ------------------------------------
                                                 4,206       653      (510)
                                         ------------------------------------
                                               $26,670   $15,151   $19,268
                                         ------------------------------------


  Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

                                                   Years ended April 30,

                                                 1996      1995      1994
                                          ----------------------------------
                                                     (in thousands)

Unrealized gains on securities
  held for sale                               ($12,347)  ($4,642)        -
Unrealized gains on trading securities          (5,661)   (2,489)   (1,279)
Relocation reserve                                 220       263       675
Depreciation                                      (572)     (363)     (393)
Deferred charges                                   959       770       267
Accretion of securities under
  repurchase agreements                           (319)        -         -
Other, net                                          42       694       258
                                          -----------------------------------

                                              ($17,678)  ($5,767)    ($472)
                                          -----------------------------------
                                          -----------------------------------

  Included in accrued taxes payable in current liabilities in the Consolidated Balance Sheets are deferred federal tax liabilities of $4,664,000 and $1,373,000 at April 30, 1996 and 1995, respectively. Also included in accrued taxes payable are deferred state and local tax benefits of $241,000 and $413,000 at April 30, 1996 and 1995, respectively.

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:
                                                    Years ended April 30,

                                                1996        1995     1994
                                               ----------------------------
                                                       (in thousands)

Tax expense at the U.S. statutory rate         $24,016   $13,458   $16,917
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit                    2,611     2,351     2,670
  Effect of tax exempt income and dividend
   deductions                                     (586)     (684)     (768)
  Other, net                                       629        26       449
                                              ------------------------------
                                               $26,670   $15,151   $19,268
                                              ------------------------------
                                              ------------------------------

  The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Note 7-Employees' Profit Sharing and Savings Plan:

  Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 1996, 1995 and 1994 was $1,331,000, $968,000 and $1,470,000,
respectively.

Note 8-Incentive Stock Options:

   On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 1996, is as follows:

                                           Number of          Option
                                            Shares            Prices
                                           ---------        ----------
Outstanding at May 1, 1993                 10,200         $17.00 to $29.75
   Granted                                      -
   Exercised                               (3,950)        $17.00 to $20.00
   Cancelled                                    -

                                          ----------
Outstanding at April 30, 1994               6,250         $17.50 to $29.75
   Granted                                      -
   Exercised                                    -
   Cancelled                                    -
                                          ----------
Outstanding at April 30, 1995               6,250          17.50 to $29.75
   Granted                                      -
   Exercised                               (1,625)        $17.50 to $29.75
   Cancelled                                    -
                                           ---------
Outstanding at April 30, 1996               4,625          17.50 to $29.75
                                           ---------
                                           ---------


  Options outstanding at April 30, 1996 expire at various dates through March 2003. At April 30, 1996, 3,375 of the outstanding options were exercisable. Of the common stock held in treasury at April 30, 1995, 4,625 shares were held for exercise of stock options.

Note 9-Treasury Stock:

  Treasury stock, at cost, for the three years ended April 30, 1996, consists of the following:
                                            Shares                 Amount
                                           --------            -------------
                                                              (in thousands)
Balance May 1, 1993                        28,600                     $550
 Exercise of incentive stock options       (3,950)                     (76)
                                           --------             ------------
Balance April 30, 1994                     24,650                      474
 Exercise of incentive stock options            -                        -
                                           --------             ------------
Balance April 30, 1995                     24,650                      474
 Exercise of incentive stock options       (1,625)                     (31)
                                           --------             ------------
Balance April 30, 1996                     23,025                     $443
                                           --------             ------------
                                           --------             ------------

  The Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock from time to time in negotiated transactions.

Note 10-Securities Sold under Agreements to Repurchase:

  On June 28, 1994, the Company entered into short-term agreements to repurchase certain securities sold. These agreements were entered into to repurchase the Federal National Mortgage Association Floating Rate Notes due August 5, 1997
(FNMA), par value $30,325,000, and Federal Farm Credit Bank Floating Rate Notes due February 12, 1997 (FFCB), par value $10,000,000, stated in Note 4. The outstanding balance of the obligations under the repurchase agreements in the aggregate amount of $36,994,000 accrue interest at a stated annual interest rate of 5.3% and mature on May 6, 1996 ($27,899,000) with respect to the FNMA and May 12, 1996 ($9,095,000) for the obligation to repurchase the FFCB securities. During June 1996, the Company sold the FFCB securities and satisfied its obligation under the repurchase agreement. The Company intends to refinance the FNMA obligation on a short term basis.

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

  Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

              Year ended April 30:              (in thousands)

                   1997                            $1,536
                   1998                             1,536
                   1999                             1,784
                   2000                             1,827
                   2001                             1,827
                  Thereafter                       13,195
                                                  ---------
                                                  $21,705

  Rental expense for the years ended April 30, 1996, 1995 and 1994 under operating leases covering office space was $1,402,000, $1,481,000 and $2,248,000 respectively.

Note 12-Business Segments:

  The Company operates in two business segments: Investment Periodicals and related Publications, and Investment Management. Identifiable assets consisted of:

                                                        April 30,


                                             1996                     1995
                                            ---------------------------------
Identifiable assets:                                   (in thousands)
  Investment periodicals and
   related publications                   $15,902                  $11,788
  Investment management                   271,088                  208,930
  Corporate assets                         46,836                   44,280
                                         ---------               ----------
     Total                               $333,826                 $264,998
                                         ----------              ----------
                                         ----------              ----------

Revenues and income from operations were  as follows:

                                                  Years ended April 30,
                                             1996         1995        1994
                                             ------------------------------
Revenues:                                            (in thousands)
  Investment periodicals and
   related publications                   $58,649      $56,041     $58,005
  Intersegment revenues                      (140)        (129)       (175)
                                           ---------------------------------
                                           58,509       55,912      57,830
  Investment management                    26,564       23,182      24,220
  Settlement of disputed securities trans.  2,054          617         408
                                           ---------------------------------
    Consolidated revenues                 $87,127      $79,711     $82,458

Income from operations:

  Investment periodicals and
   related publications                   $15,492      $15,396     $17,285
  Investment management                    14,940       13,647      14,771
  Settlement of disputed securities trans.  2,054          617         408
                                           --------------------------------
   Consolidated income from operations    $32,486      $29,660     $32,464
                                           --------------------------------
                                           --------------------------------

Note 13-Net Capital:

The Company's wholly owned subsidiary, Value Line Securities, Inc. is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 and requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Additionally, dividends may only be declared if aggregate indebtedness is less than twelve times net capital.

At April 30, 1996, Value Line Securities', Inc. net capital, as defined, of $50,216,022 exceeded required net capital by $49,241,172 and the ratio of aggregate indebtedness to net capital was .29 to 1.

Note 14-Financial Instruments with Off-Balance-Sheet Risk and
        Concentration of Credit Risk:

The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual fund or a counterparty fail to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 1996, the underlying notional value of such commitments was $11,787,300. Risk arises from the potential inability of counterparties to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into exchange traded futures contracts.

  No single customer accounted for a significant portion of the Company's sales in 1996, 1995 or 1994, nor accounts receivable for 1996 or 1995.

Note 15-Estimated Fair Value of Financial and Derivative Instruments:

  Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

  Derivative instruments held for trading purposes are reflected at fair value at April 30, 1996. The fair value and the average fair value of derivative instruments at April 30, 1996 and for the year then ended consists of liabilities of $128,600 and $138,957, respectively.

  Net trading gains related to equity securities aggregated $18,622,301 for the year ended April 30, 1996. Net trading losses related to derivative financial instruments amounted to $1,525,168 for the year ended April 30, 1996.


Note 16-Mutual Fund Support Expenses:

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

Value Line, Inc

Schedule I - Marketable Securities

 Shares          Common Stock Name                        Cost         Market

  4,000   AAR CORP                                        $82,198      $81,500
  2,600   ABR INFORMATION SVCS INC                        123,955      162,500
  3,000   ABT BLDG PRODS CORP                              63,750       61,500
  4,000   ACXIOM CORP                                     113,000      110,000
  4,000   ADAC LABS                                        56,700       65,500
  2,600   ADAPTEC INC                                     154,375      149,500
  5,050   ADVANTA CORP                                    125,408      282,169
  5,500   AIR EXPRESS INTL CORP                           105,875      154,000
  2,000   ALLIED GROUP INC                                 76,000       71,750
  3,000   ALLIED PRODS CORP DEL                            47,430       79,125
  8,400   ALLIED SIGNAL INC                               357,932      488,250
  1,800   ALLSTATE CORP                                    70,254       69,975
 10,200   AMERICAN BANKERS INS GROUP INC                  291,925      402,900
  6,100   AMERICAN EXPRESS CO                             234,054      295,850
  4,200   AMERICAN INTL GROUP INC                         226,639      383,775
  6,000   AMERICAN TRAVELLERS CORP                        120,000      117,000
  7,100   AMGEN INC                                       341,700      408,250
  5,200   APTARGROUP INC                                  192,479      195,650
  6,100   AUSPEX SYS INC                                   78,538      118,187
  5,000   AUTOMATIC DATA PROCESSING INC                   140,813      194,375
  2,000   AVERY DENNISON CORP                             107,536      114,000
 13,100   AVONDALE INDS INC                               182,200      250,537
 10,000   BAKER HUGHES INC                                269,170      317,500
 11,600   BALLY ENTERTAINMENT GROUP                       109,921      242,150
  5,000   BECTON DICKINSON + CO                           270,311      403,125
  5,000   BED BATH + BEYOND INC                           179,125      295,312
  4,000   BEL FUSE INC                                     64,700       74,500
 10,000   BENTON OIL + GAS CO                             147,000      175,000
  8,000   BLOUNT INTL INC                                 165,653      248,000
  3,000   BMC SOFTWARE INC                                160,000      182,625
  5,900   BOSTON SCIENTIFIC CORP                          167,308      254,437
  6,600   CABOT CORP                                      151,337      176,550
 10,000   CALENERGY INC                                   251,748      260,000
    300   CALLAWAY GOLF CO                                  7,359        8,025
  3,600   CAMPBELL SOUP CO                                147,583      225,000
  5,000   CARDINAL HEALTH INC                             288,425      313,750
  4,000   CARNIVAL CORP                                   113,740      116,000
  2,400   CASCADE COMMUNICATIONS CORP                     142,280      240,600
  5,900   CASEYS GEN STORES INC                           138,827      127,219

Value Line, Inc

Schedule I - Marketable Securities

 Shares          Common Stock Name                        Cost         Market

 11,800   CATO CORP NEW                                   109,150      112,100
 24,300   CENTERIOR ENERGY CORP                           271,067      167,062
  4,000   CERIDIAN CORP                                   131,120      191,000
  3,000   CHESAPEAKE ENERGY CORP                          128,262      212,250
  4,000   CHRONIMED INC                                    82,200       99,500
  5,200   CINCINNATI BELL INC                             127,802      256,100
  4,200   CNA FINL CORP                                   409,101      408,450
    400   COASTAL CORP                                     11,412       15,850
  6,500   COCA COLA CO                                    253,898      529,750
  2,000   COGNOS INC                                      115,600      135,500
  6,000   COHERENT INC                                    102,750      321,750
 12,100   COMPUTER ASSOC INTL INC                         578,892      887,837
  6,600   COMPUTER DATA SYS INC                            95,743      117,150
  2,000   COMPUTER SCIENCES CORP                           80,165      148,000
  6,150   CONMED CORP                                     100,721      182,962
  8,600   CONSECO INC                                     277,146      313,900
  4,800   CRANE CO                                        167,388      199,200
  1,800   CSX CORP                                         93,033       92,250
  4,000   CTS CORP                                        106,782      167,000
  7,000   CURATIVE TECHNOLOGIES INC                       138,475      156,625
 23,800   DANAHER CORP                                    554,790      937,125
  5,000   DANKA BUS SYS                                   217,375      240,000
  7,000   DATA GEN CORP                                    89,470      107,625
  2,200   DEERE + CO                                       60,064       85,525
 18,000   DIGITAL SYS INTL INC                            270,402      355,500
 10,700   DIONEX CORP                                     248,275      391,888
  1,600   DISNEY WALT CO                                   88,048       99,200
  9,000   DOVER CORP                                      292,195      463,500
  3,300   DU PONT E I DE NEMOURS + CO                     192,174      265,237
  4,000   DURIRON INC                                     101,000      105,000
  8,500   DYNATECH CORP                                   177,000      218,875
  6,000   EAGLE HARDWARE AND GRODEN                        68,250       60,750
  8,000   ECKERD CORP DEL                                 330,896      382,000
 17,000   EQUIFAX INC                                     279,123      414,740
 10,800   FEDERAL NATL MTG ASSN                           296,744      330,750
  6,600   FIFTH THIRD BANCORP                             233,125      364,650
  3,000   FINOVA GROUP INC                                137,055      166,500
  2,900   FISERV INC                                       71,150       88,450
  7,800   FLUOR CORP                                      398,859      515,775

Value Line, Inc

Schedule I - Marketable Securities

 Shares          Common Stock Name                        Cost         Market

  4,000   FOSTER WHEELER CORP                             165,908      185,000
 14,500   GAP INC                                         364,123      436,812
 12,000   GENERAL COMMUNICATION INC                        96,228       93,000
  6,000   GENERAL MTRS CORP                               258,580      325,500
  7,000   GENERAL NUTRITION COS INC                       132,938      136,500
  1,500   GENETICS INST INC                               108,750      106,500
 12,000   GENRAD INC                                      152,720      181,500
 10,800   GLEASON CORP                                    437,724      425,250
  2,200   GLENAYRE TECHNOLOGIES INC                       102,850      102,850
 19,000   GLOBAL MARINE INC                               103,075      216,125
  6,800   GOODRICH B F CO                                 204,527      270,300
  2,600   GREAT ATLANTIC + PAC TEA INC                     91,806       90,675
 15,400   HALLIBURTON CO                                  547,992      883,575
  2,400   HARLEY DAVIDSON INC                             103,481      105,900
  3,000   HBO + CO                                        111,900      356,250
    600   HEALTHSOUTH CORP                                 22,368       22,275
 11,000   HENRY JACK + ASSOC INC                          289,718      345,125
  5,000   HERBALIFE INTL INC                               65,000       65,000
 13,000   HERTIAGE MEDIA CORP                             212,244      498,875
  4,200   HEWLETT PACKARD CO                              401,976      444,675
  5,000   HFS INC                                         137,213      256,875
  2,200   HILTON HOTELS CORP                              211,344      232,100
  4,000   HOLOGIC INC                                     113,000      118,000
  2,400   HOME DEPOT INC                                   91,082      113,700
  4,100   HOUSEHOLD INTL INC                              197,071      283,413
  2,600   IDEXX LABS INC                                  118,950      115,700
  4,600   ILLINOIS TOOL WKS INC                           189,414      309,350
  5,000   INPUT/OUTPUT INC                                141,177      173,750
  4,000   INTEL CORP                                      271,500      271,000
  4,800   INTERNATIONAL BUSINESS MACHS                    390,244      516,000
  4,000   INTERVOICE INC                                  107,000      112,000
 29,500   INVACARE CORP                                   638,991      767,000
  8,000   JABIL CIRCUIT INC                                86,400       94,000
 21,700   JLG INDS INC                                    307,163    1,182,650
 12,103   JOHNSON + JOHNSON                               488,821    1,119,527
  4,000   JONES APPAREL GROUP INC                         148,448      205,500
  6,000   KROGER CO                                       233,610      246,750
  4,100   LA QUINTA INNS INC                              100,591      119,925
  2,000   LCS INDS COM NEW                                 41,100       52,500

Value Line, Inc

Schedule I - Marketable Securities

 Shares          Common Stock Name                        Cost         Market

  3,000   LEADER FINL CORP                                107,250      132,000
  5,200   LIZ CLAIBORNE                                   148,712      189,150
  2,200   LOEWS CORP                                      139,178      167,750
  3,800   LOGICON INC                                     110,257      113,050
 12,000   LONGHORN STEAKS INC                             294,600      325,500
  5,000   LORAL SPACE + COMMUNICATIONS                     37,338       71,875
  3,000   LSI INDS INC                                     50,400       55,500
    800   LUXOTTICA GROUP S P A                            61,124       64,400
 13,500   MANPOWER INC WIS                                379,805      499,500
  4,000   MARRIOT INTL INC                                186,356      195,000
  4,000   MASLAND CORP                                     78,500       81,500
  8,125   MATTEL INC                                      132,282      211,250
 10,100   MBNA CORP                                       182,290      286,587
 11,200   MCDONALDS CORP                                  327,793      536,200
  3,600   MCDONNELL DOUGLAS CORP                           75,972      347,400
  7,600   MDL INFORMATION SYS INC                         131,600      210,900
  3,100   MEDIC COMPUTER SYS INC                          140,430      289,850
 11,100   MEDTRONIC INC                                   358,451      589,687
  2,000   MERCANTILE STORES INC                           118,620      124,750
  6,900   MERCK + CO INC                                  301,907      417,450
  9,200   MERIDIAN DATA INC                               146,860      159,850
  3,600   MGIC INVT CORP WIS                              185,968      195,300
 12,000   MICROGRAFX INC                                  197,250      192,000
    600   MICROSOFT CORP                                   32,625       68,025
  3,000   MILLER HERMAN INC                                89,625       91,875
  6,900   MIRAGE RESORTS INC                              164,677      361,387
 19,300   MONEY STORE INC                                 452,276      487,325
 10,000   MTS SYS CORP                                    169,500      210,000
  6,000   MYLEX CORP                                      127,386      146,250
 13,950   NATIONAL DATA CORP                              249,731      491,737
 20,000   NATIONAL ED CORP                                154,900      297,500
  5,100   NATIONSBANK CORP                                261,303      406,725
  3,000   NATURES SUNSHINE PRODS INC                       69,000       75,000
  4,000   NCI BLDG SYS INC                                 94,200      145,000
  4,448   NELLCOR PURITAN BENNETT INC                     132,050      217,952
  8,500   NIKE INC                                        432,930      743,750
  6,000   NOBLE DRILLING CORP                              58,128       90,000
  5,100   NORWEST CORP                                    113,668      184,238
 14,300   OAKWOOD HOMES CORP                              549,135      638,138

Value Line, Inc

Schedule I - Marketable Securities

 Shares          Common Stock Name                        Cost         Market

  4,000   OEC MED SYS INC                                  51,240       46,000
  9,000   OLYMPIC FINL LTD                                183,665      200,250
  3,400   OMNICARE INC                                    178,928      204,000
 12,000   OMNICOM GROUP                                   302,610      520,500
  4,500   ORACLE SYS CORP                                 146,250      151,875
  9,000   ORCHARD SUPPLY HARDWARE                         186,242      239,625
 20,000   ORNDA HEALTHCORP                                352,500      550,000
  4,800   OXFORD HEALTH PLANS INC                         183,100      242,400
  2,000   PAIRGAIN TECHNOLOGIES INC                       111,000      191,000
 16,300   PARK ELECTROCHEMICAL CORP                       524,126      407,500
  8,000   PARTNERRE LTD                                   240,000      226,000
  4,000   PENNCORP FINL GROUP INC                         105,740      122,500
  2,000   PEOPLESOFT INC                                   92,000      126,000
 11,100   PEPSICO INC                                     475,359      704,850
  3,300   PETSMART INC                                    122,925      146,437
 12,800   PFIZER INC                                      557,234      881,600
  8,100   PHILIP MORRIS COS INC                           731,240      730,013
  4,400   PHP HEALTHCARE CORP                             137,489      134,200
 20,000   PHYSICIANS COMPUTER NETWORK IN                  187,750      225,000
 12,500   PRAXAIR INC                                     259,897      482,812
 11,000   PRICE COSTCO INC                                190,625      209,000
  4,100   PRIDE PETE SVCS INC                              36,387       67,137
  5,500   PRIMARK CORP                                    166,347      195,250
 14,000   PROTOCOL SYS INC                                208,134      273,000
 18,200   QUICK + REILLY GROUP INC                        474,558      555,100
  4,000   QUIKSILVER INC                                  116,500      152,000
  2,000   QUINTILES TRANSNATIONAL CORP                    118,600      146,500
  3,000   RAYCHEM CORP                                    155,405      233,625
  8,000   READING + BATES CORP                            152,480      196,000
  3,000   REGIS CORP MINNESOTA                             70,500      110,625
 10,000   RENAL TREATMENT CTRS INC                        129,750      290,000
  4,000   RESOUND CORP                                     52,700       49,500
  3,000   RESPIRONICS INC                                  66,900       65,578
  2,200   REYNOLDS + REYNOLDS CO                          102,075      102,076
  8,300   RICHFOOD HLDGS INC                              182,849      270,787
  3,000   ROBERT HALF INTL INC                            123,555      172,500
  8,800   ROSS STORES INC                                 269,350      303,600
  4,000   SAFESKIN CORP                                    88,200      117,000
 27,200   SAFEWAY INC                                     523,116      918,000

Value Line, Inc

Schedule I - Marketable Securities

 Shares          Common Stock Name                        Cost         Market

  3,100   SANIFILL INC                                     99,773      134,462
  8,500   SCHERING PLOUGH CORP                            285,371      487,687
  3,100   SCI SYS INC                                      94,162      132,912
  4,000   SEACOR HLDGS INC                                134,700      165,000
  6,000   SHAW GROUP INC                                   83,550      117,750
 11,500   SHELL CDA LTD                                   354,582      392,765
  7,700   SHOWBIZ PIZZA TIME INC                          171,512      167,475
  1,600   SKYLINE CORP                                     38,848       39,200
  5,800   SMITH INTL INC                                   97,098      172,550
  7,000   SODAK GAMING INC                                164,350      180,250
  6,400   SONAT OFFSHORE DRILLING INC                     274,917      351,200
  6,000   SOUTHERN ENERGY HOMES INC                       104,550      105,750
  7,000   SPECTRAN CORP                                    74,725       88,812
  4,400   SPRINT CORP                                     136,148      185,350
 12,000   STAPLES INC                                     120,000      228,000
  3,000   STAR BANC CORP                                  118,665      197,625
  4,800   STERLING SOFTWARE INC.                          179,688      373,200
  8,000   STRUCTURAL DYNAMICS RESH CORP                   195,500      255,000
  2,400   STURM RUGER + CO INC                             96,144       96,900
 23,200   SUN ENERGY PARTNERS L P                         103,864       98,600
  4,000   SUN MICROSYSTEMS INC                            140,500      217,000
  8,800   SUNAMERICA INC                                  366,755      479,600
  4,000   SUNDSTRAND CORP                                 126,620      147,000
  6,300   SUNTRUST BKS INC                                324,476      444,150
  8,000   SYMBOL TECHNOLOGIES INC                         206,416      370,000
  6,900   SYSCO CORP                                      186,269      221,662
 21,000   SYSTEM SOFTWARE ASSOC INC                       463,942      501,375
  6,000   TECHNE CORP                                     158,480      168,000
  1,600   TELECOM CORP OF NEW ZEALAND                     106,096      108,000
  8,100   TEXAS INDS INC                                  419,418      518,400
  3,700   TEXAS INSTRS INC                                246,737      209,050
  3,500   THERMEDICS INC                                  102,585      105,875
  4,800   THERMO ELECTRON CORP                            289,344      295,800
  5,200   TIDEWATER INC                                   165,612      221,000
  6,100   TRAVELERS GROUP INC                             380,670      375,150
  5,000   TSI INC MINN                                     89,000       91,250
 15,100   UNICOM CORP                                     492,240      415,250
  4,800   UNION CARBIDE CORP                              144,256      218,400
  4,900   UNITED DOMINION INDS LTD                         87,622      117,600

Value Line, Inc

Schedule I - Marketable Securities

 Shares          Common Stock Name                        Cost         Market

  3,600   UNITED HEALTHCARE CORP                          224,658      210,600
 20,000   UNIVERSAL ELECTRS INC                           191,500      210,000
  4,000   UNIVERSAL HEALTH SVCS INC                       203,698      222,000
  7,200   US FACS CORP                                    131,952      132,300
  9,600   USF + G CORP                                    133,725      152,400
  5,200   UST INC                                         146,526      166,400
  2,500   USX U S STL GROUP                                82,075       82,500
  6,200   VALMONT INDS INC                                129,750      198,400
  1,800   VIKING OFFICE PRODS INC                         106,425      106,875
  4,000   VIVUS                                           112,700      121,000
  6,700   WABAN INC                                       166,863      164,150
  6,000   WHOLE FOODS MKT INC                              99,750      122,250
 15,900   WILLIAMS COS INC                                696,690      812,887
  2,000   WISCONSIN CENT TRANSN CORP                      150,600      169,000
 11,300   WOLVERINE WORLD WIDE INC                        236,665      348,887
  6,000   WOODHEAD INDUSTRIES                              94,500       93,000
 11,500   WORLDCOM INC GA                                 433,437      540,500
  5,000   XIRCOM INC                                       75,625       81,625
  4,000   ZALE CORP NEW                                    69,500       74,500
   500    ZIONS BANCORP                                    34,140       37,250
  4,000   ZOLL MED CORP                                    62,200       58,000
  6,000   ZOOM TELEPHONICS INC                            115,548      138,094
                                                      -----------  -----------
                                                      $48,066,092  $64,313,698
                                                      ===========  ===========

                                Value Line, Inc.

                        Schedule XIII - Other Investments

                                                                                              Historical
Mutual Fund Investments                                                                          Cost            Market Value

The Value Line Fund, Inc.                                                                     $18,330,707         $25,266,394
The Value Line Special Situations Fund, Inc.                                                    5,214,484           6,857,773
The Value Line Income Fund, Inc.                                                                4,622,975           6,157,892
Value Line Leveraged Growth Investors, Inc.                                                    26,141,088          36,667,269
Value Line U.S. Government Securities Fund, Inc.                                                2,787,569           2,751,085
The Value Line Tax Exempt Fund, Inc., High Yield Portfolio                                     11,323,692          11,623,921
Value Line Convertible Fund, Inc.                                                              10,832,698          12,314,635
Value Line Aggressive Income Trust                                                              4,723,333           4,915,617
Value Line New York Tax Exempt Trust                                                            3,715,427           3,689,899
Value Line Intermediate Bond Fund Inc.                                                          9,260,554           9,032,780
Value Line Small-Cap Growth Fund                                                                8,360,490          11,739,281
Value Line Asset Allocation Fund, Inc.                                                         28,014,279          36,637,666
Value Line US Multinational Company Fund                                                        9,128,400          10,079,940
                                                                                             --------------------------------
Total                                                                                        $142,455,696        $177,734,152
                                                                                             ================================
