Form 10-K/A
period 1996-04-30
VALUE LINE INC
filed 1996-08-26
CIK 717720

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

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  NAMES OF DIRECTORS, AGE AS OF                           DIRECTOR
     AUGUST 10, 1996 AND PRINCIPAL OCCUPATION                 SINCE

Jean Bernhard Buttner* (61).  Chairman of the Board,           1982
President, and Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc. Chairman of the Board of each of the Value Line Funds; Trustee, Williams
College, Radcliffe College.

Harold Bernard, Jr. (65). Administrative Law Judge, National 1982 Labor Relations Board. Director of Arnold Bernhard & Co., Inc.
Judge Bernard is the cousin of Jean Bernhard Buttner.

Samuel Eisenstadt* (74).  Senior Vice President and Research   1982
Chairman of the Company.

William S. Kanaga*  (71).  Retired Chairman of Arthur Young    1986
(now Ernst & Young, accounting firm).  Director of McDonnell
Douglas Corporation (aerospace), The Business Council of the
United Nations, United Way International and member of the advisory council of Mercy Ships, Inc.

W. Scott Thomas (46).  Partner, Brobeck, Phleger & Harrison,   1986
attorneys.

Howard A. Brecher* (42). Vice President of the Company since 1992 1996 and Secretary since 1992; Vice President, Secretary and
General Counsel of Arnold Bernhard & Co., Inc. since 1991 and
Director since 1992.

David T. Henigson* (39). Vice President of the Company since 1992 1992 and Treasurer since 1994; Director of Compliance and
Internal Audit of the Company since 1988; Vice President of each of the Value Line Funds since 1992 and Secretary and Treasurer since 1994; Vice President of Arnold Bernhard & Co.,
Inc. since 1991 and Director since 1992.

* Member of the Executive Committee


(b) The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."


ITEM II.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table sets forth information concerning the compensation for services in all capaciites to the Company for the fiscal years ended April 30, 1996, 1995 and 1994 of the chief executive officer of the Company and each of the other executive officers of the Company who were serving at April 30, 1996. The Company has only four executive officers.

                                                           Long-Term
                                                          Compensation
                                                          ------------
                                                             Awards
                                                             ------

                                 Annual Compensation     Restricted
Name and                         -------------------         Stock       Options         All Other
Principal               Fiscal                              Award(s)    Granted      Compensation(b)
Position                 Year    Salary($)   Bonus(a)($)       ($)         (#)              ($)
- ----------------------  ------   --------    -----------   -----------   -------      ---------------

Jean B. Buttner          1996     766,875      500,000          -           -             17,775
Chairman of the Board    1995     641,250      450,000          -           -             14,220
 and Chief Executive     1994     315,000      500,000          -           -             18,350
 Officer

Samuel Eisenstadt        1996     100,000      100,000          -           -             15,000
Senior Vice President    1995     100,000      100,000          -           -             12,000
 and Research Chairman   1994     100,000      150,000          -           -             15,000

David T. Henigson        1996      98,400      150,000          -           -             14,760
Vice President           1995      98,400      100,000          -           -             11,808
                         1994      98,400       80,000          -           -             14,760

Howard A. Brecher        1996      60,000      100,000          -           -              9,000
Vice President           1995      70,000       55,000          -           -              8,400
                         1994      70,000       40,000          -           -             10,500


SUMMARY COMPENSATION TABLE CONTINUED:



(a)  A portion of the bonuses are contingent upon future employment.



(b) Employees of the Company are members of the Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan.
    The Company's contribution expense was $1,331,000 for the year ended April 30, 1996. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser.
    Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability, or termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
 AND FISCAL YEAR-END OPTION VALUES



    The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in fiscal 1996, the value realized through the exercise of such options and the number of unexercised options held by such person, including both those which are presently exercisable and those which are not presently exercisable.


                                                         Number of           Value of Unexercised
                                                     Unexercised Options     In-the-Money Options
                                                     at April 30, 1996       at April 30, 1996 (1)
                     Shares Acquired                ----------------------- ------------------------
                      Upon Option       Value                     Not                     Not
      Name             Exercise       Realized(1)  Exercisable Exercisable Exercisable Exercisable
- ------------------  ---------------   -----------  ----------- ----------- ----------- ------------


David T. Henigson        1,100          $13,475         150          -        $2,025          -

Howard A. Brecher          525          $ 1,995       3,225       1,250       $4,031       $1,563



- -----------------


(1)  Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.



Item 12.   Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information as of August 17, 1996 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address          Number of Shares       Percentage of Shares
of Beneficial Owner      Beneficially Owned     Beneficially Owned(1)
- ---------------------    --------------------   ------------------------
Arnold Bernhard              8,009,800                    80.28%
  & Co., Inc.(1)
220 East 42nd Street
New York,NY  10017
___________________
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns a majority of the outstanding voting stock of Arnold Bernhard & Co., Inc.; her brother, Arnold Van Hoven Bernhard, owns the remainder.

    The following table sets forth information as of June 28, 1996, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

       Name of                   Number of Shares       Percentage of Shares
   Beneficial Owner              Beneficially Owned      Beneficially Owned
- -----------------------------   ------------------      --------------------
Jean Bernhard Buttner                  100(1)                     *
Harold Bernard, Jr.                    185                        *
Samuel Eisenstadt                        0(1)                     *
William S. Kanaga                    2,000                        *
W. Scott Thomas                      1,000                        *
Howard A. Brecher                    3,450(2)                     *
David T. Henigson                      150(2)                     *

All directors and executive
officers as a group (7 persons)      6,885(1)(3)                  *
______________
*Less than one percent

(1) Excludes 8,009,800 shares (80.28% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns a majority of the outstanding voting stock of Arnold Bernhard & Co., Inc. All of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Bernhard family and employees or former employees of Arnold Bernhard & Co., Inc. or the Company.

(2) Mr. Brecher's shares include 3,225 and Mr. Henigson's shares include 150 purchasable within 60 days of June 28, 1996 upon the exercise of stock options.

(3) Includes 3,375 shares purchasable within 60 days of June 28, 1996 upon the exercise of stock options by Messrs. Brecher and Henigson.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


    Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the year ended April 30, 1996, the Company was reimbursed $438,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

                                      SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 1O-K for the fiscal year ended April 3O, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   VALUE LINE, INC.
                                     (Registrant)




                    By:   s/ Jean Bernhard Buttner
                         ____________________________
                         Jean Bernhard Buttner
                         Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                    By:   s/ Jean Bernhard Buttner
                          ____________________________
                          Jean Bernhard Buttner
                          Principal Executive Officer




                    By:   s/ Stephen R. Anastasio
                          ____________________________
                          Stephen R. Anastasio
                          Principal Financial
                          and Accounting Officer




Dated: August 22, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 1O-K for the fiscal year ended April 3O, 1996, to be signed on its behalf by the undersigned as Directors of the Registrant.



s/ Jean Bernhard Buttner             s/ William S. Kanaga
________________________             ______________________
Jean Bernhard Buttner                William S. Kanaga



s/ Harold Bernard, Jr.               s/ Howard A. Brecher
________________________             ______________________
Harold Bernard, Jr.                  Howard A. Brecher



s/ W. Scott Thomas                   s/ Samuel Eisenstadt
______________________               ______________________
W. Scott Thomas                     Samuel Eisenstadt



                                     s/ David T. Henigson
                                     ______________________
                                    David T. Henigson




Dated: August 22, 1996