Form 10-Q
period 1996-07-31
VALUE LINE INC
filed 1996-09-16
CIK 717720

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      Form 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended              Commission file number
         July 31, 1996                           0-11306
                                                 --------


                                   VALUE LINE, INC.
                                   ----------------
                (Exact name of registrant as specified in its charter)

         New York                                     13-3139843

- --------------------------------------------------------------------------------
    (State or other jursidiction of              (I.R.S. Employer
      incorporation of organziation               Identification No.)

    220 East 42nd Street, New York, New York               10017-5891

- --------------------------------------------------------------------------------
    (Address of principal executive offices)               (zip code)

Registrant's telephone number including area code (212) 907-1500
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x    No
                                     ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at July 31, 1996
         ------                             -----------------------------

Common stock, $.10 par value                     9,976,975 Shares
                                                 -----------------

Part I - Financial Information
  Item 1. Financial Statements

                                   VALUE LINE, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                            July 31,    Apr. 30,
Assets                                                        1996       1996
Current Assets:                                          -----------  ----------

  Cash and cash equivalents (including short term
   investments of $45,927 and $31,116, respectively)      $47,150      $31,752
  Trading securities                                       57,277       64,314
  Short term securities available for sale                 29,929       39,681
  Accounts receivable, net of allowance for doubtful
   accounts of $541 and $528, respectively                  3,435        2,997
  Receivable from affiliates                                1,917        1,965
  Prepaid expenses and other current assets                 2,353        2,872
                                                         ----------   ---------

    Total current assets                                  142,061      143,581

  Long term securities available for sale                 169,121      177,735
  Property and equipment, net                              12,023       12,120
  Goodwill                                                    374          390
                                                         ----------   ---------
    Total assets                                         $323,579     $333,826
                                                         ----------   ---------
                                                         ----------   ---------

Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                 $6,830       $8,433
  Securities sold under agreements to repurchase           27,899       36,994
  Accrued Salaries                                          2,490        1,808
  Dividends and interest payable                            2,096        2,058
  Accrued taxes payable                                     9,213        5,489
                                                         ----------   ---------

    Total current liabilities                              48,528       54,782

  Unearned revenue                                         40,819      42,993
  Deferred income taxes                                    11,057      13,255
  Deferred charges                                          1,461       1,530

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                         1,000        1,000
  Additional paid-in capital                                  944          944
  Retained earnings                                       201,363      196,834
  Treasury stock, at cost (23,025 shares on 7/31/96,
   23,025 shares on 4/30/96)                                (443)        (443)
  Unrealized gain on securities, net of taxes              18,850       22,931
                                                         ----------   ---------

    Total shareholders' equity                            221,714     221,266
                                                         ----------   ---------

    Total liabilities and shareholders' equity           $323,579    $333,826
                                                         ----------   ---------
                                                         ----------   ---------

The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
  Item 1. Financial Statements

                                   VALUE LINE, INC.
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         For the three months
                                                                 ended
                                                            July 31,  July 31,
                                                              1996       1995
                                                          ----------  ----------
Revenues:
  Investment periodicals and
   related publications                                   $15,438      $13,791
  Investment management fees & svcs                         7,019        6,237
                                                         ----------  ----------

    Total revenues                                         22,457      20,028
                                                         ----------  ----------
                                                         ----------  ----------

Expenses:
  Advertising and promotion                                 3,082        3,105
  Salaries and employee benefits                            5,489        4,918
  Printing, paper and distribution                          2,280        1,798
  Office and administration                                 2,185        2,658
                                                         ----------  ----------
    Total expenses                                         13,036       12,479
                                                         ----------  ----------

Income from operations                                      9,421        7,549
Income from securities trans., net                          1,458        9,322
                                                         ----------  ----------

Income before income taxes                                 10,879       16,871
Provision for income taxes                                  4,353        6,647
                                                         ----------  ----------

    Net income                                             $6,526      $10,224

Retained earnings, at beginning of
 year                                                     196,834      163,101
Dividends declared                                        (1,997)      (1,995)
                                                         ----------  ----------
Retained earnings, at end of period                      $201,363     $171,330
                                                         ----------  ----------
                                                         ----------  ----------

Earnings per share                                           $0.65        $1.02
                                                         ----------  ----------
                                                         ----------  ----------

The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
  Item 1. Financial Statements

                                   VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                        For the three months
                                                                ended
                                                          July 31,    July 31,
                                                            1996        1995
Cash flows from operating activities:                 -----------  -----------
  Net income                                               $6,526      $10,224

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                               334          317
  Accretion of discount                                     (120)        (147)
  (Gains) on sales of trading securities
   and securities held for sale                           (4,245)      (4,237)
  Unrealized (gains)/losses on trading securities           4,068      (3,846)

  Changes in assets and liabilities:
   (Decrease) in unearned revenue                         (2,174)        (538)
   (Decrease) in deferred charges                            (69)         (69)
   Increase/(decrease) in accounts payable and
    accrued expenses                                          500        (562)
   Increase in accrued salaries                               682          272
   Increase in interest payable                                38           12
   Increase in accrued taxes payable                        3,724        5,311
   (Increase)/decrease in prepaid expenses
    and other current assets                                  519         (52)
   Decrease in accounts receivable                          1,020          208
   (Increase)/decrease in receivable from affiliates           48         (96)
                                                      -----------  -----------
    Total adjustments                                       4,325      (3,427)
                                                      -----------  -----------
Net cash provided by operations                            10,851        6,797
                                                      -----------  -----------
Cash flows from investing activities:
  Proceeds from sales of securities                        18,344       15,000
  Purchase of securities                                  (4,907)      (7,901)
  Proceeds from sale of trading securities                 20,332       13,154
  Purchase of trading securities                         (17,909)     (11,377)
  Acquisition of property, and equipment, net               (221)        (313)
                                                      -----------  -----------
Net cash provided by investing activities                  15,639        8,563
                                                      -----------  -----------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                        ---           19
  Dividends paid                                          (1,997)      (1,995)
  Repayment of obligation under repurchase agreement      (9,095)          ---
                                                      -----------  -----------
Net cash (used in) financing activities                  (11,092)      (1,976)
                                                      -----------  -----------
Net increase in cash and cash equivalents                  15,398       13,384
Cash and cash equivalents at beginning of period           31,752       45,026

Cash and cash equivalents at end of period                $47,150      $58,410
                                                      -----------  -----------
                                                      -----------  -----------

The accompanying notes are an integral part of these financial statements.

                                   VALUE LINE, INC.
               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES - NOTE 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 18, 1996 for the fiscal year ended April 30, 1996. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 1996 and April 30, 1996, cash equivalents included $36,711,000 and $25,238,000, respectively, invested in the Value Line money market funds.

Securities Sold Under Agreements to Repurchase:

The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities. The securities are recorded at market value and are included in Short-term securities available for sale on the Consolidated Balance Sheets.

Valuation of Securities:

The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds, and the short-term securities portfolio, that the Company classifies as available for sale, are valued at market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method.

Trading securities, which consist of securities held by Value Line Securities, Inc., the Company's broker-dealer subsidiary, are valued at market with realized and unrealized gains and losses included in earnings.

Financial Instruments with Off-Balance-Sheet Risk:

In the normal course of business, the Company enters into exchange traded financial futures contracts. These contracts are intended to effectively balance the Company's financial equity holdings. The Company accounts for these instruments at market value, with gains and losses included in the Consolidated Statements of Income and Retained Earnings.

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $46,556,000 and $48,066,000 and a market value of $57,277,000 and $64,314,000 at
July 31, 1996 and April 30, 1996, respectively.

Short-Term Securities Available for Sale:

Short-term securities available for sale consist of the Company's holdings in the following securities:

  Federal National Mortgage Association (FNMA), floating rate notes due August 5, 1997; par value $30,325,000.

  Federal Farm Credit Bank (FFCB), floating rate notes due February 12, 1997; par value $10,000,000.

During the first quarter, the Company sold the FFCB securities and received proceeds of $9,870,000 which was equivalent to the recorded market value of these securities. The market value of the Company's holdings in the FNMA securities, which approximates cost, at July 31, 1996 was $29,929,000. At April 30, 1996, the market value of the FNMA and FFCB securities, which approximates cost, was $29,831,000 and $9,850,000, respectively. These notes were purchased at a discount from their respective face values. The accretion of this discount has been included as an addition to the cost of the securities and reflected as interest income in the Consolidated Statements of Income and Retained Earnings.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $140,122,000 and $142,456,000 and the market value was $169,121,000 and $177,735,000 at July 31, 1996 and April 30, 1996, respectively. At July 31, 1996, the decrease in gross unrealized appreciation on these securities of $6,279,000, net of deferred taxes of $2,198,000, was included in shareholders' equity. Realized gains and the proceeds received from sales of these securities during the three months ended July 31, 1996 were $1,230,000 and $8,471,000, respectively.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $627,000 and $1,421,000 during the three months ended July 31, 1996 and 1995, respectively. Interest payments of $481,000 and $604,000 were remitted during the first three months of fiscal 1997 and fiscal 1996, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - NOTE 4:

The outstanding obligation of $27,899,000 at July 31, 1996 under the agreement to repurchase the Federal National Mortgage Association Floating Rate Notes due August 5, 1997 (FNMA), stated in Note 2, matures on September 9, 1996. The obligation to repurchase the Federal Farm Credit Bank securities of $9,095,000 was satisfied from the proceeds from the sale of the securities during the first quarter of fiscal 1997. The FNMA obligation accrues interest at the stated interest rate of 5.6%. The Company intends to refinance this obligation on a short term basis.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
        CONCENTRATION OF CREDIT RISK - NOTE 5:


In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At July 31, 1996, the underlying notional value of such commitments was $35,972,000. Risk arises from the potential inability of counterparties to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into highly liquid, exchange traded futures contracts.

ESTIMATED FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS - NOTE 6:
Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

Derivative instruments held for trading purposes are reflected at fair value at July 31, 1996. The fair value and the average fair value of derivative financial instruments recorded as an asset in the Consolidated Balance Sheets at July 31, 1996 and for the three months then ended was $1,329,000 and $304,000, respectively.

Net trading losses related to equity securities aggregated $2,022,000 for the three months ended July 31, 1996. Net trading gains related to derivative financial instruments amounted to $969,000 for the three months ended July 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) has liquid resources which are used in its business totaling $262,654,000 at July 31, 1996. In addition to $93,533,000 in working capital, the Company has long-term securities available for sale with a market value of $169,121,000, that, although classified as non-current assets, are also readily marketable as the need arises. The Company has entered into agreements to sell and repurchase U.S. Government Agency debt securities, included in working capital with a market value of $29,929,000 at July 31, 1996. These securities, currently available for sale, mature during calendar 1997 and are readily marketable should management decide to liquidate the Company's holdings and related obligations. The repurchase obligation of $27,899,000 has been entered into on a short-term basis. To effectively balance its equity securities holdings, the Company enters into exchange traded financial futures transactions. The notional value of those contracts at July 31, 1996 was $35,972,000.

The Company's cash flow from operations of $10,851,000 increased $4,054,000 from last year's level, primarily on the strength of the record operating profits contributed by the investment publications and advisory business segments. Additionally, the Company sold a portion of the U.S. Government Securities under repurchase agreements and received proceeds of $9,870,000 that were used partially to repay the related repurchase obligation in the amount of $9,095,000.

Managment believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during fiscal 1997 other than the short-term refinancing of the repurchase agreement.

RESULTS OF OPERATIONS:

Net earnings for the three months ended July 1996 were $6,526,000 or $.65 per share compared to net earnings of $10,224,000 or $1.02 per share for the three months ended July 1995. Both revenues and operating income for the first quarter of fiscal 1997 set new record highs for the Company and exceeded the prior year's level by 12% and 25%, respectively. Income from securities transactions declined 84% from the comparable fiscal 1996 balance as a result of a down-turn in the financial markets during the first quarter of fiscal 1997.

Revenues of $22,457,000 for the first three months of fiscal 1997 were $2,429,000 or 12% above the comparable results for fiscal 1996. Subscription revenues for the three months ended July 1996 of $15,438,000 increased $1,647,000 or 12% from revenues of $13,791,000 for fiscal 1996, a reflection of the higher level of revenues from The Value Line Investment Survey and the Value Line Investment Survey-Expanded Edition. Total full term subscription levels for all products at July 31, 1996 increased 12% compared to the level at July 31, 1995. This change included a 42% increase in full term subscriptions to The Value Line Investment Survey-Expanded Edition, introduced in March 1995, and a 7% increase in full term subscriptions to The Value Line Investment Survey. Revenues derived from investment management fees and services for the three months ended July 31, 1996 of $7,019,000 were $782,000 or 13% above the level at July 31,1995. The increase in revenues resulted primarily from a 17% increase in the average annual net assets under management in the Company's mutual funds. Assets in the Company's mutual funds at July 31, 1996 increased 8% from the asset levels at July 31, 1995.

Expenses for the three months ended July 1996 were $13,036,000 or 4% above last year's comparable expenses of $12,479,000. Advertising expenses of $3,082,000 were approximately equal to the prior year's level. Advertising expenses include a decrease of $342,000 for The Value Line Investment Survey offset partially by an increase of $400,000 of advertising for various new products, including the Value Line Investment Survey FOR WINDOWS. Salary and employee benefit expenses of $5,489,000 were 12% above last year's comparable level of $4,918,000 primarily as a result of expenses for restructuring the Company's fulfillment operation and additional staffing in various support departments as well as the Asset Management division. Office and administration expenses of $2,185,000 decreased $453,000 or 17% from fiscal 1996's level largely from a decrease in professional fees that were incurred in connection with an active lawsuit in which the Company was the plaintiff in fiscal 1996.

The Company's investment portfolios produced income from securities transactions for the three months ended July 31, 1996 of $1,458,000 compared to income of $9,322,000 for the comparable three months of fiscal 1996. The decrease resulted from lower capital gains produced by the Company's trading portfolios of $6,891,000 and the decline in capital gains of $1,613,000 from sales of the Company's mutual fund holdings. The correction in the financial markets during the first quarter of fiscal 1997 as compared to the rapidly rising market during the comparable quarter of fiscal 1996, was the primary cause for the decline in capital gains. The Company's sale of stock futures indices produced a net gain of $598,000 that partially offset the decline in capital gains.

                                   VALUE LINE, INC.

                                      Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended July 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Value Line, Inc.
                                         (Registrant)




Date:  September 16, 1996         By: s/Jean Bernhard Buttner
                                      -----------------------
                                      Jean Bernhard Buttner
                                      Chairman & Chief Executive Officer



Date:  September 16, 1996         By: s/Stephen R. Anastasio
                                      -----------------------
                                      Stephen R. Anastasio
                                      Corporate Controller