Form 10-Q
period 1996-10-31
VALUE LINE INC
filed 1996-12-16
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended OCTOBER 31, 1996                Commission file number 0-11306
                                                                         -------

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

                                             Yes  X         No
                                                -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                        Outstanding at October 31, 1996
                    -----                        -------------------------------

     Common stock, $.10 par value                        9,977,125 Shares

Part I - Financial Information
  Item 1. Financial Statements
                                Value Line, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                  (unaudited)

                                                              Oct. 31,       Apr. 30,
Assets                                                          1996           1996
                                                             ----------     ----------
Current Assets:
  Cash and cash equivalents (including short term
   investments of $39,419 and $31,116, respectively)           $40,466        $31,752
  Trading securities                                            63,030         64,314
  Short term securities available for sale                         ---         39,681
  Accounts receivable, net of allowance for doubtful
   accounts of $603 and $528, respectively                       2,800          2,997
  Receivable from clearing brokers                              30,841            ---
  Receivable from affiliates                                     2,199          1,965
  Prepaid expenses and other current assets                      2,789          2,872
                                                             ---------      ---------
    Total current assets                                       142,125        143,581

  Long term securities available for sale                      185,516        177,735
  Property and equipment, net                                   13,011         12,120
  Goodwill                                                          47            390
                                                             ---------      ---------
    Total assets                                              $340,699       $333,826
                                                             ---------      ---------
                                                             ---------      ---------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                       9,043          8,433
  Securities sold under agreements to repurchase                27,899         36,994
  Dividends and interest payable                                 2,738          2,058
  Accrued Salaries                                               1,539          1,808
  Accrued taxes payable                                          5,096          5,489
                                                             ---------      ---------
    Total current liabilities                                   46,315         54,782

  Unearned revenue                                              39,093         42,993
  Deferred income taxes                                         16,580         13,255
  Deferred charges                                               1,392          1,530

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                              1,000          1,000
  Additional paid-in capital                                       944            944
  Retained earnings                                            206,707        196,834
  Treasury stock, at cost (22,875 shares on 10/31/96,
   23,025 shares on 4/30/96)                                      (440)          (443)
  Unrealized gain on securities, net of taxes                   29,108         22,931
                                                             ---------      ---------
    Total shareholders' equity                                 237,319        221,266
                                                             ---------      ---------
    Total liabilities and shareholders' equity                $340,699       $333,826
                                                             ---------      ---------
                                                             ---------      ---------

The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
  Item 1. Financial Statements

                                Value Line, Inc.
             Consolidated Statements of Income and Retained Earnings
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                     Three months ended             Six months ended
                                                          Oct. 31,                      Oct. 31,
                                                      1996        1995              1996        1995
                                                   ----------  ----------        ----------  ----------
Revenues:
  Investment periodicals and
   related publications                              $15,168     $14,285           $30,606     $28,076
  Investment management fees & svcs                    7,179       6,472            14,198      12,709
  Settlement of disputed securities trades               ---       2,054               ---       2,054
                                                   ---------   ---------         ---------   ---------
    Total revenues                                    22,347      22,811            44,804      42,839
                                                   ---------   ---------         ---------   ---------
Expenses:
  Advertising and promotion                            3,874       3,578             6,956       6,683
  Salaries and employee benefits                       5,410       4,953            10,899       9,871
  Printing, paper and distribution                     2,076       1,894             4,356       3,692
  Office and administration                            1,963       2,252             4,148       4,910
                                                   ---------   ---------         ---------   ---------
    Total expenses                                    13,323      12,677            26,359      25,156
                                                   ---------   ---------         ---------   ---------

Income from operations                                 9,024      10,134            18,445      17,683
Income from securities transactions, net               4,040       3,279             5,498      12,601
                                                   ---------   ---------         ---------   ---------
Income before income taxes                            13,064      13,413            23,943      30,284
Provision for taxes                                    5,225       5,163             9,578      11,810
                                                   ---------   ---------         ---------   ---------
    Net income                                        $7,839      $8,250           $14,365     $18,474

Retained earnings, at beginning of
  year                                               201,363     171,330           196,834     163,101
Dividends declared                                    (2,495)     (1,996)           (4,492)     (3,991)
                                                   ---------   ---------         ---------   ---------
Retained earnings, at end of period                 $206,707    $177,584          $206,707    $177,584
                                                   ---------   ---------         ---------   ---------
                                                   ---------   ---------         ---------   ---------
Earnings per share                                     $0.79       $0.83             $1.44       $1.85
                                                   ---------   ---------         ---------   ---------
                                                   ---------   ---------         ---------   ---------

The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
  Item 1. Financial Statements

                                Value Line, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                                           For the six months ended

                                                                                            Oct. 31,       Oct. 31,
                                                                                              1996           1995
                                                                                           ----------     ----------
Cash flows from operating activities:
  Net income                                                                                 $14,365        $18,474

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                  705            639
  Accretion of discount                                                                         (224)          (293)
  (Gains) on sales of trading securities, securities held for sale & futures contracts        (5,488)        (5,866)
  Unrealized (gains)/losses on trading securities                                              2,617         (4,024)
  Write-off of goodwill                                                                          328            ---

  Changes in assets and liabilities:
   (Decrease) in unearned revenue                                                             (3,900)        (1,784)
   (Decrease) in deferred charges                                                               (138)          (139)
   Increase in accounts payable and accrued expenses                                           1,738            244
   Decrease in accrued salaries                                                                 (269)          (491)
   Increase in interest payable                                                                  181            601
   Increase/(decrease) in accrued taxes payable                                                 (393)           640
   (Increase)/decrease in prepaid expenses and other current assets                               83           (427)
   Decrease in accounts receivable                                                               197            826
   (Increase) in receivable from affiliates                                                     (234)          (307)
                                                                                           ---------      ---------
    Total adjustments                                                                         (4,797)       (10,381)
                                                                                           ---------      ---------
Net cash provided by operations                                                                9,568          8,093
                                                                                           ---------      ---------
Cash flows from investing activities:
  Proceeds from sales of securities                                                           18,341         15,000
  Purchase of securities                                                                      (5,520)       (17,339)
  Proceeds from sale of trading securities                                                    38,741         26,869
  Purchase of trading securities                                                             (37,750)       (23,363)
  Acquisition of property, and equipment, net                                                 (1,581)          (990)
                                                                                           ---------      ---------
Net cash provided by investing activities                                                     12,231            177
                                                                                           ---------      ---------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                                                             3             19
  Dividends paid                                                                              (3,993)        (3,991)
  Repayment of obligation under repurchase agreement                                          (9,095)           ---
                                                                                           ---------      ---------
Net cash (used in) financing activities                                                      (13,085)        (3,972)
                                                                                           ---------      ---------
Net increase in cash and cash equivalents                                                      8,714          4,298
Cash and cash equivalents at beginning of period                                              31,752         45,026
                                                                                           ---------      ---------
Cash and cash equivalents at end of period                                                   $40,466        $49,324
                                                                                           ---------      ---------
                                                                                           ---------      ---------

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

Cash and Cash Equivalents:

The Company considers all cash held at banks, in brokerage cash accounts and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 1996 and April 30, 1996, cash equivalents included $29,349,000 and $25,238,000, respectively, invested in the Value Line money market funds.

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

Financial Instruments with Off-Balance-Sheet Risk:

In the normal course of business, the Company enters into exchange traded financial futures contracts. These contracts are intended to effectively manage the Company's financial equity holdings in accordance with its asset allocation model. The Company accounts for these instruments at market value, with gains and losses included in the Consolidated Statements of Income and Retained Earnings.

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $49,053,000 and $48,066,000 and a market value of $63,030,000 and $64,314,000 at
October 31, 1996 and April 30, 1996, respectively.

Short-Term Securities Available for Sale:

Short-term securities available for sale consist of the Company's holdings in the following securities:

  Federal National Mortgage Association (FNMA), floating rate notes due August 5, 1997; par value $30,325,000.


  Federal Farm Credit Bank (FFCB), floating rate notes due February 12, 1997; par value $10,000,000.

During the first quarter of fiscal 1997, the Company sold the FFCB securities and received proceeds of $9,870,000 which were equivalent to the recorded market value of these securities. During the second quarter of fiscal 1997, the Company sold the FNMA securities for $30,187,000, including accrued interest and realized a net capital gain of $154,000. These proceeds are included in Receivable from clearing brokers in the Consolidated Balance Sheets at October 31, 1996. At April 30, 1996, the market value of the FNMA and FFCB securities, which approximates cost, was $29,831,000 and $9,850,000, respectively. These notes were purchased at a discount from their respective face values. The accretion of this discount had been included as an addition to the cost of the securities and reflected as interest income in the Consolidated Statements of Income and Retained Earnings.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $140,735,000 and $142,456,000 and the market value was $185,516,000 and $177,735,000 at October 31, 1996 and April 30, 1996, respectively. At October 31, 1996, the increase in gross unrealized appreciation on these securities of $9,503,000, net of deferred taxes of $3,326,000, was included in shareholders' equity. Realized gains and the proceeds received from sales of these securities during the six months ended October 31, 1996 were $1,230,000 and $8,471,000, respectively. See Subsequent Events Note 7.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $9,971,000 and $11,172,000 during the six months ended October 31, 1996 and 1995, respectively. Interest payments of $705,000 and $571,000 were remitted during the six months of fiscal 1997 and fiscal 1996, respectively.

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3 (CONTINUED):

As indicated in Note 2, the Company sold for $30,187,000 the Federal National Mortgage Association securities during the latter part of the second quarter of fiscal 1997. The proceeds from the sale were received in November 1996 on the settlement date.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - NOTE 4:

The outstanding obligation of $27,899,000 at October 31, 1996 under the agreement to repurchase the Federal National Mortgage Association Floating Rate Notes due August 5, 1997 (FNMA), stated in Note 2, was repaid from the proceeds received from the sale of the FNMA securities during November 1996. The obligation to repurchase the Federal Farm Credit Bank securities of $9,095,000 was satisfied from the proceeds from the sale of the securities during the first quarter of fiscal 1997.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
     CONCENTRATION OF CREDIT RISK - NOTE 5:

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount reflects the extent of involvement the Company has in these contracts. At October 31, 1996, the underlying notional value of such commitments was $41,920,000. Risk arises from the potential inability of counterparties to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into highly liquid, exchange traded futures contracts.

ESTIMATED FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS - NOTE 6:

Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

Derivative instruments held for trading purposes are reflected at fair value at October 31, 1996. The fair value and the average fair value of derivative financial instruments recorded as a liability in the Consolidated Balance Sheets at October 31, 1996 and for the six months then ended was $2,665,000 and $565,000, respectively.

Net trading gains related to equity securities that aggregated $4,155,000 for the six months ended October 31, 1996 were offset by net trading losses during the same period of $2,665,000 related to derivative financial instruments.

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUBSEQUENT EVENTS - NOTE 7:

The Company increased its cash position subsequent to October 31, 1996 by selling $56,170,000 of securities from its Trading Securities portfolio and $68,283,000 from its Long Term Available for Sale portfolio. The proceeds from the sale are being held in the Value Line Cash Fund. The Company announced on November 25, 1996 that Arnold Bernhard & Co., Inc. ("AB&Co.") the owner of approximately 80% of the outstanding common stock of Value Line, Inc., had entered into an agreement which will result in the settlement of a lawsuit that seeks the dissolution of AB&Co. As part of the agreement, AB&Co. will purchase on January 2, 1997 the shares held by the Arnold Van Hoven Bernhard family and two co-trustees of a trust of which he is the income beneficiary. The Company announced on December 9, 1996 that AB&Co. had entered into a supplement to its settlement agreement in which AB&Co. had conditionally agreed to ask and use its best efforts to cause, the Board of Directors of Value Line, Inc. to declare an extraordinary dividend to all Value Line, Inc. shareholders. Such dividend would be declared on December 16, 1996 and payable on January 2, 1997. AB&Co. intends to ask the Value Line, Inc. Board of Directors to declare a dividend of approximately $14 to $15 per share. The Company has available sufficient liquid assets to pay such an extraordinary dividend should one be declared.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) has liquid resources which are used in its business totaling $281,326,000 at October 31, 1996. In addition to $95,810,000 in working capital, the Company has long-term securities available for sale with a market value of $185,516,000, that, although classified as non-current assets, are also readily marketable as the need arises. During the second quarter , the Company sold U.S. Government Agency debt securities under agreements to sell and repurchase. The proceeds of $30,187,000 from the sale, received upon settlement in November 1996, were included as a receivable from clearing brokers in working capital at October 31, 1996. The repurchase obligation of $27,899,000 was satisfied from these proceeds at the settlement date. To effectively balance its equity securities holdings, the Company enters into exchange traded financial futures transactions. The notional value of those contracts at October 31, 1996 was $41,920,000. A significant portion of these futures positions were closed during November 1996.

The Company's cash flow from operations of $9,568,000 increased $1,475,000 from last year's level, primarily on the strength of the record operating profits contributed by the investment publications and advisory business segments. Additionally, the Company sold a portion of the U.S. Government Securities under repurchase agreements during the first quarter of fiscal 1997 and received proceeds of $9,870,000 that were used partially to repay the related repurchase obligation in the amount of $9,095,000.

The Company increased its cash position subsequent to October 31, 1996 by selling $56,170,000 of securities from its Trading Securities portfolio and $68,283,000 from its Long Term Available for Sale portfolio. The proceeds from the sale of these securities are being held in the Value Line Cash Fund. The Company announced on November 25, 1996 that Arnold Bernhard & Co., Inc. ("AB&Co." ), the owner of approximately 80% of the outstanding common stock of Value Line Inc., had entered into an agreement which will result in the settlement of a lawsuit that seeks the dissolution of AB&Co. As part of the agreement, AB&Co. will purchase on January 2, 1997 the shares held by the Arnold Van Hoven Bernhard family and two co-trustees of a trust of which he is the income beneficiary.

The Company announced on December 9, 1996 that AB&Co. had entered into a supplement to its settlement agreement in which AB&Co. had conditionally agreed to ask and use its best efforts to cause, the Board of Directors of Value Line, Inc. to declare an extraordinary dividend to all Value Line, Inc. shareholders. Such dividend would be declared on December 16, 1996 and
payable on January 2, 1997.   AB&Co. intends to ask the Value Line, Inc. Board
of Directors to declare a dividend of approximately $14 to $15 per share. The Company has available sufficient liquid assets to pay such an extraordinary dividend should one be declared.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations as well as the extraordinary dividend requested by AB&Co. if and when such dividend is declared. Management anticipates no significant borrowing requirements during fiscal 1997. The short-term refinancing of the repurchase agreement relating to U.S. Government Agency debt securities was terminated in early November 1996 when the obligation was satisfied.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS:

Net earnings for the six months ended October 1996 were $14,365,000 or $1.44 per share compared to net earnings of $18,474,000 or $1.85 per share for the six months ended October 1995. Net earnings for the second quarter of fiscal 1997 of $7,839,000 or $.79 per share was 5% below the net earnings of $8,250,000 for the second quarter of fiscal 1996. Revenues and operating income for the second quarter of fiscal 1997 were lower than the prior year's level by 2% and 11%, respectively.

Revenues of $44,804,000 for the first six months of fiscal 1997 were $1,965,000 or 5% above the comparable results for fiscal 1996. Subscription revenues for the six months ended October 1996 of $30,606,000 increased $2,530,000 or 9% from revenues of $28,076,000 for fiscal 1996, a reflection of the higher level of revenues from The Value Line Investment Survey and the Value Line Investment Survey-Expanded Edition. Total full term subscription levels for all products at October 31, 1996 increased 13% compared to the level at October 31, 1995. This change included a 10% increase in full term subscriptions to The Value Line Investment Survey-Expanded Edition, introduced in March 1995, and a 2% increase in full term subscriptions to The Value Line Investment Survey. Revenues derived from investment management fees and services for the six months ended October 31, 1996 of $14,198,000 were $1,489,000 or 12% above the level at
October 31,1995. The increase in revenues resulted primarily from a 15% increase in the average annual net assets under management in the Company's mutual funds. Included in fiscal 1996 revenues for the second quarter are proceeds of $2,054,000 received from the settlement of disputed securities trades.

Expenses for the six months ended October 1996 were $26,359,000 or 5% above last year's comparable expenses of $25,156,000. Advertising expenses of $6,956,000 were 4% above the prior year's level. Advertising expenses include a decrease of $452,000 for The Value Line Investment Survey and an increase of $809,000 of advertising for various new products, including the Value Line Investment Survey FOR WINDOWS. Salary and employee benefit expenses of $10,899,000 were 10% above last year's comparable level of $9,871,000 primarily as a result of expenses for restructuring the Company's fulfillment operation and additional staffing in various support departments as well as the Asset Management division. Office and administration expenses of $4,148,000 decreased $762,000 or 16% from fiscal 1996's level largely as a result of a negotiated settlement with the Company's landlord and from a decrease in professional fees that were incurred in connection with an active lawsuit in which the Company was the plaintiff in fiscal 1996. Additionally, fiscal 1997 includes a charge of $328,000 for the write-off of goodwill at the Company's fulfillment subsidiary resulting from the decision to restructure these operations.

The Company's investment portfolios produced income from securities transactions for the six months ended October 31, 1996 of $5,498,000 compared to income of $12,601,000 for the comparable six months of fiscal 1996. The decrease resulted from lower capital gains produced by the Company's trading portfolios of $3,898,000 and the decline in capital gains of $1,613,000 from sales of the Company's mutual fund holdings. The correction in the financial markets during the first five months of fiscal 1997 as compared to the rapidly rising market during the comparable period of fiscal 1996, was primarily responsible for the lower capital gains. The Company's sale of stock futures indices, used to reduce the financial market exposure from the Company's equity securities holdings, produced a net loss of $1,342,000 during fiscal 1997.

                                VALUE LINE, INC.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Value Line, Inc.
                                              (Registrant)

Date:  December 13, 1996                By: s/Jean Bernhard Buttner
                                            ------------------------------
                                            Jean Bernhard Buttner
                                            Chairman & Chief Executive Officer

Date:  December 13, 1996                By: s/Stephen R. Anastasio
                                            ------------------------------
                                            Stephen R. Anastasio
                                                Chief Accounting Officer