Form 10-Q
period 1997-01-31
VALUE LINE INC
filed 1997-03-17
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended JANUARY 31, 1997                Commission file number 0-11306
                                                                         -------


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

                                                  Yes   X      No
                                                      -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at January 31, 1997
                  -----                      -------------------------------

      Common stock, $.10 par value                  9,977,125 Shares
                                                    ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            Jan. 31,  Apr. 30,
                                                              1997      1996
                                                            --------  --------

Assets
Current Assets:                                                    -         -
  Cash and cash equivalents (including short term
   investments of $25,961 and $31,116, respectively)        $ 26,451  $ 31,752
  Trading securities                                          15,220    64,314
  Short term securities available for sale                       ---    39,681
  Accounts receivable, net of allowance for doubtful
   accounts of $643 and $528, respectively                     2,007     2,997
  Receivable from affiliates                                   1,929     1,965
  Prepaid expenses and other current assets                    1,720     2,872
                                                            --------  --------
    Total current assets                                      47,327   143,581

  Long term securities available for sale                    110,798   177,735
  Property and equipment, net                                 13,132    12,120
  Goodwill                                                        47       390
                                                            --------  --------
    Total assets                                            $171,304  $333,826
                                                            --------  --------
                                                            --------  --------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                  $  7,873  $  8,433
  Securities sold under agreements to repurchase                 ---    36,994
  Dividends and interest payable                               1,766     2,058
  Accrued Salaries                                             2,495     1,808
  Accrued taxes payable                                       14,422     5,489
                                                            --------  --------
    Total current liabilities                                 26,556    54,782

  Unearned revenue                                            40,504    42,993
  Deferred income taxes                                        8,196    13,255
  Deferred charges                                             1,322     1,530

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                            1,000     1,000
  Additional paid-in capital                                     954       944
  Retained earnings                                           79,656   196,834
  Treasury stock, at cost (21,875 shares on 1/31/97,
   23,025 shares on 4/30/96)                                    (421)     (443)
  Unrealized gain on securities, net of taxes                 13,537    22,931
                                                            --------  --------
    Total shareholders' equity                                94,726   221,266
                                                            --------  --------
    Total liabilities and shareholders' equity              $171,304  $333,826
                                                            --------  --------
                                                            --------  --------


The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      Three months ended                  Nine months ended
                                                                           Jan. 31,                           Jan. 31,
                                                                     1997           1996                1997           1996
                                                                  ---------      ---------           ---------      ---------

Revenues:
  Investment periodicals and
   related publications                                           $  15,872      $  14,869           $  46,478      $  42,944
  Investment management fees & svcs                                   7,699          6,820              21,897         19,530
  Settlement of disputed securities trades                              196            ---                 196          2,054
                                                                  ---------      ---------           ---------      ---------
    Total revenues                                                   23,767         21,689              68,571         64,528
                                                                  ---------      ---------           ---------      ---------
Expenses:
  Advertising and promotion                                           4,769          4,154              11,725         10,837
  Salaries and employee benefits                                      5,517          5,434              16,416         15,304
  Printing, paper and distribution                                    2,099          2,075               6,455          5,767
  Office and administration                                           2,967          2,514               7,115          7,424
                                                                  ---------      ---------           ---------      ---------
    Total expenses                                                   15,352         14,177              41,711         39,332
                                                                  ---------      ---------           ---------      ---------

Income from operations                                                8,415          7,512              26,860         25,196
Income from securities transactions, net                             31,746         16,096              37,244         28,698
                                                                  ---------      ---------           ---------      ---------
Income before income taxes                                           40,161         23,608              64,104         53,894
Provision for taxes                                                  15,048          9,317              24,626         21,128
                                                                  ---------      ---------           ---------      ---------
    Net income                                                    $  25,113      $  14,291           $  39,478      $  32,766

Retained earnings, at beginning of
  year                                                              206,707        177,584             196,834        163,101
Dividends declared                                                 (152,164)        (1,994)           (156,656)        (5,986)
                                                                  ---------      ---------           ---------      ---------
Retained earnings, at end of period                               $  79,656      $ 189,881           $  79,656      $ 189,881
                                                                  ---------      ---------           ---------      ---------
                                                                  ---------      ---------           ---------      ---------
Earnings per share                                                    $2.52          $1.43               $3.96          $3.28
                                                                  ---------      ---------           ---------      ---------
                                                                  ---------      ---------           ---------      ---------



The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               For the nine
                                                               months ended
                                                            Jan. 31,  Jan. 31,
                                                              1997      1996
                                                           ---------  --------

Cash flows from operating activities:
Net income                                                 $  39,478  $ 32,766

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                1,064       981
  Accretion of discount                                         (224)     (439)
  (Gains) on sale of trading securities, securities
   held for sale and futures contracts                       (46,783)  (16,689)
  Unrealized (gains)/losses on trading securities             14,348    (7,508)
  Writeoff of goodwill                                           328       ---

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                    (2,489)    3,940
   (Decrease) in deferred charges                               (208)     (208)
   Increase in accounts payable and accrued expenses           1,084     1,147
   (Decrease) in accrued salaries                                (42)     (476)
   (Decrease) in interest payable                                (63)     (452)
   Increase in accrued taxes payable                           8,933     2,584
   (Increase)/decrease in prepaid expenses
    and other current assets                                   1,152      (927)
   Decrease in accounts receivable                               990     1,330
   (Increase)/decrease in receivable from affiliates              36      (399)
                                                           ---------  --------
    Total adjustments                                        (21,874)  (17,116)
                                                           ---------  --------
Net cash provided by operations                               17,604    15,650
                                                           ---------  --------
Cash flows from investing activities:
  Proceeds from sales of securities                          147,505    27,269
  Purchase of securities                                     (24,342)  (37,581)
  Proceeds from sale of trading securities                   107,425    37,856
  Purchase of trading securities                             (58,314)  (37,074)
  Acquisition of property, and equipment, net                 (2,061)   (5,264)
                                                           ---------  --------
Net cash provided by/(used in) investing activities          170,213   (14,794)
                                                           ---------  --------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                            32        35
  Dividends paid                                            (156,156)   (3,991)
  Loan repayment                                             (36,994)      ---
                                                           ---------  --------
Net cash (used in) financing activities                     (193,118)   (3,956)
                                                           ---------  --------
Net decrease in cash and cash equivalents                     (5,301)   (3,100)
Cash and cash equivalents at beginning of period              31,752    45,026
                                                           ---------  --------
Cash and cash equivalents at end of period                 $  26,451  $ 41,926
                                                           ---------  --------
                                                           ---------  --------


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

Cash and Cash Equivalents:

The Company considers all cash held at banks, in brokerage cash accounts and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 1997 and April 30, 1996, cash equivalents included $25,928,000 and $25,238,000, respectively, invested in the Value Line money market funds.

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

Reclassification:

Certain prior year amounts disclosed in the Consolidated Statements of Cash Flows have been reclassified to conform with the current year presentation.

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $13,095,000 and $48,066,000 and a market value of $15,220,000 and $64,314,000 at
January 31, 1997 and April 30, 1996, respectively.

Short-Term Securities Available for Sale:

Short-term securities available for sale, which were sold during fiscal 1997 as further explained below, consisted of the Company's holdings in the following securities:

  Federal National Mortgage Association (FNMA), floating rate notes due August 5, 1997; par value $30,325,000.

  Federal Farm Credit Bank (FFCB), floating rate notes due February 12, 1997; par value $10,000,000.

During the first quarter of fiscal 1997, the Company sold the FFCB securities and received proceeds of $9,870,000 which were equivalent to the recorded market value of these securities. During the second quarter of fiscal 1997, the Company sold the FNMA securities and received proceeds of $30,187,000, including accrued interest and realized a net capital gain of $154,000. At April 30, 1996, the market value of the FNMA and FFCB securities, which approximates cost, was $29,831,000 and $9,850,000, respectively. These notes were purchased at a discount from their respective face values. The accretion of this discount had been included as an addition to the cost of the securities and reflected as interest income in the Consolidated Statements of Income and Retained Earnings.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $89,972,000 and $142,456,000 and the market value was $110,798,000 and $177,735,000 at January 31, 1997 and April 30, 1996, respectively. At January 31, 1997, the increase in gross unrealized appreciation on these securities of $14,453,000, net of deferred taxes of $5,059,000, was included in shareholders' equity. Realized gains and the proceeds received from sales of these securities during the nine months ended January 31, 1997 were $18,872,000 and $89,662,000, respectively. See Subsequent Events Note 7.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $15,630,000 and $18,545,000 during the nine months ended January 31, 1997 and 1996, respectively. Interest payments of $985,000 and $2,107,000 were remitted during the nine months of fiscal 1997 and fiscal 1996, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - NOTE 4:

The obligation of $27,899,000 at April 30, 1996, under the agreement to repurchase the Federal National Mortgage Association Floating Rate Notes due August 5, 1997 (FNMA), described in Note 2, was repaid from the proceeds received from the sale of the FNMA securities during November 1996. The obligation to repurchase the Federal Farm Credit Bank securities of $9,095,000 at the end of fiscal 1996, was satisfied from the proceeds from the sale of these securities during the first quarter of fiscal 1997.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
     CONCENTRATION OF CREDIT RISK - NOTE 5:

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount reflects the extent of involvement the Company has in these contracts. At January 31, 1997, the underlying notional value of such commitments was $7,088,000. Risk arises from the potential inability of counterparties to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into highly liquid, exchange traded futures contracts.

Estimated Fair Value of Financial and Derivative Instruments - Note 6:

Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

Derivative instruments held for trading purposes are reflected at fair value at January 31, 1997. The fair value of derivative financial instruments recorded as a liability in the Consolidated Balance Sheets at January 31, 1997 was $355,000. The average fair value of derivative financial instruments was $5,025,000 for the nine months ended January 31, 1997.

Net trading gains related to equity securities that aggregated $7,425,000, for the nine months ended January 31, 1997 were offset by net trading losses during the same period of $5,765,000 related to derivative financial instruments.

SPECIAL DIVIDEND DISTRIBUTION- NOTE 7:

On December 16, 1996, the Board of Directors of Value Line, Inc. declared a special $15.00 per share dividend which was paid January 2, 1997, to all Value Line, Inc. shareholders of record on December 26, 1996. The Company paid this dividend out of accumulated earnings and profits.

The dividend was paid pursuant to a transaction in which Arnold Bernhard & Co., Inc. ("AB&Co."), the owner of approximately 80% of the oustanding common stock of Value Line, Inc., settled a lawsuit and purchased all the AB&Co. shares held by the Arnold Van Hoven Bernhard family and the trustees of a trust of which he is the income beneficiary. Accordingly, Jean B. Buttner, Chief Executive Officer of the Company, now owns 100% of the voting shares of AB&Co.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) has liquid resources which are used in its business totaling $131,569,000 at January 31, 1997. In addition to $20,771,000 in working capital, the Company has long-term securities available for sale with a market value of $110,798,000, that, although classified as non-current assets, are also readily marketable should the need arise. During fiscal 1997, the Company sold U.S. Government Agency debt securities under agreements to sell and repurchase and received $40,057,000 from these sales.

On January 2, 1997, the Company paid a special dividend in the aggregate amount of $149,700,000 or $15.00 per share. The dividend was paid pursuant to a transaction in which Arnold Bernhard & Co., Inc. (AB&Co.), the owner of approximately 80% of the outstanding common stock of Value Line, Inc., settled a lawsuit and purchased all the AB&Co. shares held by the Arnold Van Hoven Bernhard family and the trustees of a trust of which he is the income beneficiary. Accordingly, Jean B. Buttner, Chief Executive Officer of the Company, now owns 100% of the voting shares of AB&Co.

During the third quarter of fiscal 1997, the Company sold various holdings from its long term securities available for sale and its short term trading portfolio and received $81,191,000 and $56,170,000, respectively. These proceeds, together with $12,339,000 from the Company's holdings in the Value Line Cash Fund account were used to finance the special dividend. The special dividend was paid from the Company's accumulated earnings and profits.

The Company's cash flow from operations of $17,604,000 increased $1,954,000 from last year's level, primarily on the strength of the Company's record operating profits and net earnings contributed by the investment periodicals and related publications and investment management services business segments.
Additionally, deferral of the Company's income tax payment, related to capital gains on sales of the various securities, until the fourth quarter of fiscal 1997 also contributed to the increase in the cash flow from operations during the third quarter.

The Company announced on November 25, 1996 that Arnold Bernhard & Co., Inc. ("AB&Co." ), the owner of approximately 80% of the outstanding common stock of Value Line Inc., had entered into an agreement which resulted in the settlement of a lawsuit that sought the dissolution of AB&Co. As part of the agreement, AB&Co. purchased on January 2, 1997 all the shares held by the Arnold Van Hoven Bernhard family and two co-trustees of a trust of which he is the income beneficiary. Accordingly, Jean B. Bernhard, Chief Executive Officer of the Company, now owns 100% of the voting shares of AB&Co.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during fiscal 1997.

RESULTS OF OPERATIONS:

Net earnings for the nine months ended January 31, 1997 were $39,478,000 or $3.96 per share compared to net earnings of $32,766,000 or $3.28 per share for the same period of fiscal 1996. Net earnings for the third quarter ended
January 31, 1997 of $25,113,000 or $2.52 per share was 74.4% above the net earnings of $14,291,000 for third quarter of fiscal 1996. The nine months ended January 31, 1997 included a one time gain of $17,580,000 on sales of various securities holdings in preparation for the payment of a special dividend of $15.00 per share on January 2, 1997. Revenues, operating income and net earnings for the third quarter and nine months ended January 31, 1997 each set new record highs for the Company.

Revenues of $68,571,000 for the first nine months of fiscal 1997 were $4,043,000 or 6% above the comparable results for fiscal 1996. Subscription revenues for the nine months ended January 31, 1997 of $46,478,000 increased $3,534,000 or 8% from revenues of $42,944,000 for fiscal 1996. The increase was reflective of the 7% higher level of revenues from The Value Line Investment Survey, of which 2% was the result of a price increase effective February 1996. Additional revenues from new products, including The Value Line Investment Survey-Condensed Edition, The Value Line Investment Survey-Expanded Edition and the Value Line Investment Survey FOR WINDOWS, introduced in July 1996, contributed 5% of the overall increase in subscription revenues. Total full term subscription levels for all products at January 31, 1997 increased 2% compared to the level at January 31, 1996. Revenues derived from investment management fees and services for the nine months ended January 31, 1997 of $21,897,000 were $2,367,000 or 12% above the level at January 31, 1996. The increase in revenues resulted primarily from an increase in the average annual net assets under management in the Company's mutual funds. Included in fiscal 1997 and 1996 revenues are proceeds of $196,000 and $2,054,000, respectively, received from the settlement of disputed securities trades.

Expenses for the nine months ended January 31, 1997 were $41,711,000 or 6% above last year's comparable expenses of $39,332,000. Advertising expenses of $11,725,000 were 8% above the prior year's level primarily resulting from increased advertising for various new products, including the Value Line Investment Survey FOR WINDOWS. Additionally, the Company incurred $503,000 of promotional expenses related to a selling arrangement for two of the equity mutual funds for which the Company is the advisor. Salary and employee benefit expenses of $16,416,000 were 7% above last year's comparable level of $15,304,000 primarily as a result of expenses for restructuring the Company's fulfillment operation, incentive compensation and the additional staffing in various support departments as well as the Asset Management division. Office and administration expenses of $7,115,000 decreased $309,000 or 4% from fiscal 1996's level largely as a result of proceeds received from a negotiated settlement with the Company's landlord and from a decrease in professional fees that were incurred in connection with an active lawsuit in which the Company was the plaintiff in fiscal 1996. Additionally, fiscal 1997 includes a charge of $328,000 for the write-off of goodwill at the Company's fulfillment subsidiary resulting from the decision to restructure these operations. Additional expenses related to relocating the fulfillment operation to the Company's new distribution facility, are also included in fiscal 1997.

The Company's investment portfolios produced income from securities transactions for the nine months ended January 31, 1997 of $37,244,000 compared to income of $28,698,000 for the comparable nine months of fiscal 1996. The increase was a result of additional capital gains of $15,337,000 from sales of the Company's mutual fund holdings offset by lower capital gains produced by the Company's trading portfolios of $5,227,000. Additionally, capital gains distributions from the Company's mutual funds increased $2,518,000. The correction in the financial markets during the first five months of fiscal 1997 as compared to the rapidly rising market during the comparable period of fiscal 1996, was primarily responsible for the lower capital gains in the trading portfolios. The Company's sale of stock futures indices, used to reduce the financial market exposure from the Company's equity securities holdings, resulted in an increase in capital losses of $4,376,000 during fiscal 1997. These losses were offset by capital gains reported in the Company's long term securities portfolio.

                                VALUE LINE, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Value Line, Inc.
                                          (Registrant)



Date:  March 17, 1997                   By: s/Jean Bernhard Buttner
                                            -----------------------
                                            Jean Bernhard Buttner
                                            Chairman & Chief Executive Officer

Date:  March 17, 1997                   By: s/Stephen R. Anastasio
                                            -----------------------
                                            Stephen R. Anastasio
                                            Chief Accounting Officer