Form 10-K
period 1997-04-30
VALUE LINE INC
filed 1997-07-29
CIK 717720

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

For the fiscal year ended April 30, 1997          Commission File Number 0-11306

                                   VALUE LINE, INC.
                (Exact name of registrant as specified in its charter)

            New York                                          13-3139843
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                                Number)

                  220 East 42nd Street, New York, N.Y.   10017-5891
                 (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code:  (212) 907-1500

             Securities registered pursuant to Section 12(b) of the Act:

                                         None

             Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.10 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

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

    The aggregate market value of the registrant's voting stock held by non-affiliates on June 27, 1997 was $87,121,000.

    There were 9,978,625 shares of the Company's Common Stock outstanding at June 27, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

    None

                                        Part I


Item 1. BUSINESS.

    Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co.").

    The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing invest-ment advisory services to mutual funds, institutions and individual clients. VLP publishes The Value Line Investment Survey, one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Expanded Edition, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line OTC Special Situations Service, The Value Line Options Survey and The Value Line Convertibles Survey. The Company's periodical publications are direct marketed through media and direct mail to retail and institutional investors. The Company is investment adviser for the Value Line Family of Mutual Funds, which on April 30, 1997, included 16 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients and, through VLP, provides financial database information through computer media and computer time-sharing facilities (DataFile and other services). VLP also markets investment analysis software, Value Line Investment Survey FOR WINDOWS-Registered Trademark-, introduced in July 1996, VALUE/SCREEN III (for DOS and Apple systems), Mutual Fund Survey FOR WINDOWS-Registered Trademark- and other electronic products. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

    In addition to VLP, the Company's other wholly-owned subsidiaries include a registered broker-dealer, Value Line Securities, Inc., and an advertising agency, Vanderbilt Advertising Agency, Inc. These subsidiaries primarily provide services used by the Company in its publishing and investment management businesses. Compupower Corporation, another subsidiary, serves the subscription fulfillment needs of the Company's publishing operations. Value Line Distribution Center, Inc. ("VLDC") handles all of the mailings of the publications to the Company's subscribers. Additionally, VLDC provides office space for Compupower Corporation's client relations and data processing departments. The name "Value Line," as used to describe the Company, its products, and its subsidiaries, is a registered trade-mark of the Company. As used herein, except as the context otherwise requires, the term "Company" includes the Company and its consolidated subsidiaries.

A.  Investment Information and Publications.

    VLP publishes investment related publications and produces electronic products described below:

    l. Publications:

    The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. The key evaluations for each stock covered are "Timeliness(TM)" and "Safety." "Timeliness(TM)" relates to the probable relative price performance of a stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" rankings are a measure of risk and are based primarily on the issuer's relative financial strength and the stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 75 - 80 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with weekly updates when relevant. The annual subscription price of The Value Line Investment Survey is $570.

    The Expanded Edition of The Value Line Investment Survey was introduced by VLP in April 1995. It provides detailed descriptions of 1,800 additional small- and medium-capitalization stocks, many listed on NASDAQ, beyond the 1,700 stocks of larger-capitalization companies traditionally covered in The Value Line Investment Survey.

    Like The Value Line Investment Survey, the Expanded Edition has its own "Summary & Index" providing updated ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey. A new combined Index, published quarterly, allows the subscriber to easily locate a specific stock among the 3,500 stocks covered.

    The Expanded Edition includes a number of new as well as standard features:

- A new Performance Ranking System incorporates many of the elements of the Value Line Timeliness/(TM) Ranking System, modified to accommodate the 1,800 stocks in the Expanded Edition. The Performance/(TM) Rank is based on earnings growth and price momentum and is designed to predict relative price performance over the next six to 12 months.

- An expanded Business Section provides detail about companies, focusing on business lines and strategies.

- An enlarged Assets and Liabilities Section provides long-term statistics and a more complete balance sheet on each company.

-   New Total-Return Statistics provide an "at a glance" look at a particular
    stock's performance    --appreciation plus dividends --over the past three
    months, six months, and one, three and five years.

    The principal difference between the Expanded Edition and The Value Line Investment Survey is that the Expanded Edition does not include financial forecasts or analysts' comments. This modification has allowed VLP to offer this service at a relatively low price.

    The cost of the Expanded Edition to current subscribers of The Value Line Investment Survey is $125 per year for their first subscription, $175 for renewals and $695 per year for new subscribers combining both Editions, while stand-alone subscriptions are offered at $249.

    The Value Line Mutual Fund Survey provides full-page profiles of 1500 mutual funds and condensed coverage of an additional 500 funds. Every two weeks subscribers receive an updated issue, containing about 150 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of more than 2,000 funds. The Value Line Mutual Fund Survey also includes semi-annual profiles and analyses on 100 of the nation's major fund families. Additionally, subscribers receive a 12-page periodical, monthly newsletter containing articles of general interest to subscribers and readers, "The Value Line Mutual Fund Advisor," with articles on investment trends and issues concerning mutual fund investors. Funds are ranked for both risk and overall risk-adjusted performance using strictly quantitative means. A large binder is provided to house the periodic fund reports. A second binder is provided to full-term subscribers for the periodical monthly newsletter. The annual subscription price of The Value Line Mutual Fund Survey is $295.

    VLP has instituted on-line distribution of individual one-page reports from The Value Line Investment Survey and The Value Line Mutual Fund Survey through the CompuServe on-line network. The price per page for these documents is $5.

    The Value Line No-Load Fund Advisor is a periodical monthly newsletter for investors who wish to manage their own portfolios of no- and low-load, open-end mutual funds. Each issue features strategies for maximizing total return, with special attention given to tax considerations. Also featured are in-depth interviews with noted portfolio managers, model portfolios for a range of investor profiles, and information about retirement planning, industry news, and listings (with descriptions) of new funds worthy of further consideration. A full statistical review, including latest performance, rankings and sector weightings, is updated each month on 600 leading no-load and low-load funds.
The annual subscription price of The Value Line No-Load Fund Advisor is $107.

    The Value Line OTC Special Situations Service, published periodically 24 times a year, concentrates on fast-growing, smaller companies whose stocks are perceived by VLP analysts as having exceptional appreciation potential. The annual subscription price of The Value Line OTC Special Situations Service is $429.

    The Value Line Options Survey, a periodical weekly service published 48 times a year, evaluates and ranks for future performance the most active options listed on United States exchanges (approximately 8,000). The annual subscription price of The Value Line Options Survey is $445. An electronic version of this publication, The Value Line Daily Options Survey, was introduced during the latter part of fiscal 1995.

    The Value Line Convertibles Survey, a periodical service published 48 times a year, evaluates and ranks for future market performance approximately 580 convertible securities (bonds and preferred stocks) and approximately 75 warrants. The annual subscription price of The Value Line Convertibles Survey is $625.

    The Total Return Service is a customized data service. It was developed to help publicly traded companies meet the SEC's mandated executive-compensation disclosure requirements. The service consists of a line graph comparing the total return of a public company's stock over the last five years to a published equity market index and a published or constructed industry index.

    2.  Electronic Products:

    Value Line Investment Survey FOR WINDOWS-Registered Trademark- is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities on over 5,000 stocks, including the 1,700 stocks covered in VLP's benchmark publication, The Value Line Investment Survey. The product was introduced to the market during June 1996 and available during July 1996 for distribution.

    Value Line Mutual Fund Survey FOR WINDOWS-Registered Trademark- and Value Line No-Load Analyzer for Windows-Registered Trademark- are electronic versions of the Mutual Fund Survey launched in the latter part of fiscal 1995.

    Value Line Investment Survey FOR WINDOWS-Registered Trademark- provides over 200 search fields on eachstock, more than 50 charting and graphing variables for comparative research, and 10 years of historical financial data for scrutinizing performance, risk and yield. The software includes a portfolio module that lets users create and track their own stock portfolios.
 An exclusive E-page feature on the CD-ROM version allows the user to view and print actual full-page stock reports from the respected Value Line Investment Survey and Expanded publications. In addition, weekly updates and technical support are available through Value Line On-line, the VLP's electronic Bulletin Board system and are now available through our web site (www.valueline.com). In addition to retrieving demos of the software and sample E pages, you can request information on all of our products.

    To access the 1,700 stocks covered exclusively in The Value Line Investment Survey publication, subscribers are offered a two-month trial subscription with monthly updates and Value Line On-line weekly data for $55, a full-year subscription for $595 or $195 for subscribers to The Value Line Investment Survey print edition. This product is available on both CD-ROM and 3.5 disk.

    A Special 5,000 Stock Edition, a powerful yet economical professional tool on CD-ROM, is available with monthly updates and Value Line On-line weekly data for $95 for a two-month trial subscription, or $995 for a full year or $495 for subscribers to The Value Line Investment Survey print edition. This Special Edition contains full financial and business descriptions on over 5,000 stocks, Timeliness Rankings on 1,700 stocks, Safety Rankings on over 4,000 stocks and 1,700 stocks with analysts' comments and estimates found in The Value Line Investment Survey publication.

    Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

    Both versions are compatible with Windows 95 or 3.X. A system of 486 or higher is recommended, with 8MB RAM minimum and 70MB of free hard disk space.

    VALUE/SCREEN III is a data and software service for screening common stocks. It is compatible with DOS and Apple systems and is primarily sold to retail investors. It provides extensive financial data on about 1,600 companies covered by The Value Line Investment Survey. Users can screen on as many as 49 variables for companies' financial performance and for investment objectives.

    Value Line DataFile contains historic annual and quarterly financial records for more than 5,400 companies in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities brokers. DataFile is sold to the institutional market. Value Line Data File II, which includes less historical data is also available. During fiscal 1997, Value Line introduced the Value Line Mutual Fund Data File. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial performance and projections of stock-price ranges, as well as a Convertible Securities File, and custom services.

B.  Investment Management:

    As of April 30, 1997, the Company was the investment adviser for 16 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, underwrites and distributes shares of the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Share-holder services for the Value Line Funds are provided by National Financial Data Services, an unaffiliated entity associated with State Street Bank and Trust Company.


    Total net assets of the Value Line Funds at April 30, 1997, were:

                                                          (in thousands)

The Value Line Fund, Inc.                                  $  334,104
The Value Line Income Fund, Inc.                              144,417
The Value Line Special Situations Fund, Inc.                   83,675
Value Line Leveraged Growth Investors, Inc.                   354,761
The Value Line Cash Fund, Inc.                                327,914
Value Line U.S. Government Securities Fund, Inc.              189,234
Value Line Centurion Fund, Inc.                               622,058
The Value Line Tax Exempt Fund, Inc.                          209,956
Value Line Convertible Fund, Inc.                              69,425
Value Line Aggressive Income Trust                             84,868
Value Line New York Tax Exempt Trust                           31,959
Value Line Strategic Asset Management Trust                 1,089,370
Value Line Intermediate Bond Fund, Inc.                        14,803
Value Line Small-Cap Growth Fund, Inc.                         17,272
Value Line Asset Allocation Fund, Inc.                         79,110
Value Line U.S. Multinational Company Fund, Inc.               19,186
                                                           ----------
                                                           $3,672,112
                                                           ----------

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

Each mutual fund may use "Value Line" in its name only so long as the Company acts as its investment adviser. The Company had agreed to waive its advisory fees payable by the Value Line U.S. Multinational Company Fund, Inc. and to absorb all operating expenses of that Fund (other than brokerage commissions) until December 31, 1996.

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

    The Company also acts as investment adviser for the Hyperion Value Line
U.S. Equity Fund and the Talvest Global Diversified Fund, Canadian mutual funds, and as sub-advisor to other mutual funds.


C.  Wholly-Owned Operating Subsidiaries:

    1.  Vanderbilt Advertising Agency, Inc.:

    Vanderbilt Advertising Agency, Inc. ("Vanderbilt") places advertising for the Company's publications, investment advisory services, and mutual funds. Commission income generated by Vanderbilt serves to reduce the Company's advertising expenses.

    2.  Compupower Corporation:

    Compupower provides computerized subscription fulfillment services for the Company as well as client relations services for Company publications. Additionally, this Company also provides microfiche and imaging services to Value Line, its affiliates and third-party customers.

    3.  Value Line Securities, Inc.:

    Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis), and VLS derives no revenue from such sales. Since 1986, VLS has effected brokerage transactions in exchange-listed securities for certain of the Value Line Funds, clearing such transactions on a fully disclosed basis through unaffiliated broker-dealers who receive a portion of the gross commissions. VLS also receives 12b-1 fees from certain of the Value Line Funds.

    4.  Value Line Distribution Center, Inc.

    Value Line Distribution Center, Inc. ("VLDC") handles all of the mailings of the publications to the Company's subscribers. Additionally, VLDC provides office space for the Compupower Corporation's client relations and data processing departments.

D.  Other Businesses.

    The Company publishes the Value Line Arithmetic Composite and the Value
Line Geometric Composite, daily indices of the stock market performance of the approximately 1,700 common stocks contained in The Value Line Investment Survey. The calculation of both indices is done by a firm unaffiliated with the Company. Futures contracts based upon fluctuations in the Value Line Arithmetic Composite are traded on the Kansas City Board of Trade, and options on the Index are traded on the Philadelphia Stock Exchange. The Company receives fees in connection with these activities.

E.  Investments.

    The Company invests in the Value Line Funds and in other marketable securities.

F.  Employees.

    At April 30, 1997, the Company and its subsidiaries employed  373 persons.

    The Company, its affiliates, officers, directors and employees may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company's publications. The Company has imposed rules upon itself and such persons requiring monthly reports of securities transactions for their respective accounts and restricting trading in various types of securities in order to avoid possible conflicts of interest.

G.  Assets.

    The Company's assets identifiable to each of its principal business segments were as follows:

                                            April 30,
                                        1997          1996
                                          (in thousands)
    Investment Periodicals
      & Related Publications        $ 20,644       $ 15,902
    Investment Management            137,649        271,088
    Corporate Assets                   2,017         47,077
                                    --------       --------
                                    $160,310       $334,067
                                    --------       --------

H.  Competition.

    The investment management and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. The Company believes that it is one of the world's largest independent securities research organizations and that it publishes the world's largest investment service periodicals in terms of number of subscriptions, annual revenues and number of equity research analysts.

I.  Executive Officers.

       The following table lists the names, ages (at June 27, 1997), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as otherwise indicated, each of the following has held an executive position with the companies indicated for at least five years.

    Name                    Age        Principal Occupation or Employment
    ----                    ---        ----------------------------------

Jean Bernhard Buttner        62        Chairman of the Board, President and
                                       Chief Executive Officer of the Company
                                       and AB&Co.  Chairman of the Board of
                                       each of the Value Line Funds.

Samuel Eisenstadt            75        Senior Vice President and Research
                                       Chairman.

David T. Henigson            39        Vice President since 1992 and Treasurer
                                       since 1994;    Director of Compliance
                                       and Internal Auditor; Vice President of
                                       each of the Value Line Funds since 1992
                                       and Secretary and Treasurer since 1994.

Howard A. Brecher            43        Vice President since 1996 and Secretary
                                       since 1992; Secretary and General Counsel of AB&Co. since 1991.

Item 2. PROPERTIES.

    On June 4, 1993, the Company entered into a new lease agreement for approximately 80,000 square feet that provided for the relocation of its office space to 220 East 42nd Street, New York, New York. The Company owns a distribution facility of approximately 23,000 square feet in North Bergen, New
Jersey.  The facility is currently vacant pending a sale.   During January 1996,
a subsidiary of the Company purchased for cash an approximately 85,000 square foot warehouse facility for $4,100,000. The new facility has consolidated into a single facility the distribution operations for the various Company publications and the fulfillment operations of Compupower Corporation. The remaining building capacity provides warehouse space, a disaster recovery site and will provide for future business expansion. The Company believes the capacity of these facilities is sufficient to meet the Company's current and expected future requirements.


Item 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, 1997.

                                       Part II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.


    The Registrant's Common Stock is traded in the over-the-counter market.
The approximate number of record holders of the Registrant's Common Stock at April 30, 1997 was 1,619. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:



                                                                        Dividend
                               High                      Low            Declared
Quarter Ended              Bid      Asked           Bid      Asked      Per Share

July 31, 1995. . . .    32        32 3/4         28 1/2    28 1/2         .20
October 31, 1995 . .    33 3/4    34 1/4         29 3/4    29 3/4         .20
January 31, 1996 . .    39 1/2    39 1/2         32 1/2    32 3/4         .20
April 30, 1996 . . .    39 3/8    40 1/2         32 1/2    34 1/2         .20
July 31, 1996. . . .    38 1/4    38 3/4         30 1/2    33 1/4         .20
October 31, 1996 . .    38 1/4    39             33 1/4    34             .25
January 31, 1997 . .    46        51             29        30           15.25
April 30, 1997 . . .    33 1/4    34 1/4         29        29 3/4         .25

Item 6. SELECTED FINANCIAL DATA.

    Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.



                                                      Years ended April 30,
                                  1997           1996           1995           1994           1993
                                             (in thousands, except per share amounts)
Revenues:
  Investment
    periodicals
    and related
    publications. . . . .      $ 62,442       $ 58,509       $ 55,912       $ 57,830       $ 56,127
  Investment
    management
    fees and services . .      $ 29,136       $ 26,564       $ 23,182       $ 24,220       $ 22,274
  Settlement of
    disputed securities
    transactions  . . . .      $    196       $  2,054       $    617       $    408       $      -
  Total revenues  . . . .      $ 91,774       $ 87,127       $ 79,711       $ 82,458       $ 78,401


Income from operations. .      $ 36,277       $ 32,486       $ 29,660       $ 32,464       $ 30,667

Net income. . . . . . . .      $ 45,512       $ 41,714       $ 23,168       $ 28,902       $ 27,723

Earnings per share. . . .      $   4.56       $   4.18       $   2.32       $   2.90       $   2.78

Total assets. . . . . . .      $160,310       $333,826       $264,998       $200,321       $176,095

Long term debt. . . . . .      $      -       $      -       $      -       $      -       $  3,000

Cash dividends
  declared per share. . .      $  15.95       $    .80       $    .60       $    .80       $    .60


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                     FISCAL 1997

                                  OPERATING RESULTS


    Net income, revenues, income from operations and income from securities transactions for fiscal 1997 all set new record high levels for the Company, exceeding the previous record highs set in fiscal 1996. Net income for the year ended April 30, 1997 was $45,512,000 or $4.56 per share compared to net income of $41,714,000 or $4.18 per share for the same period during fiscal
1996. The year ended April 30, 1997 included a one time gain of $17,580,000 on sales of various securities holdings in preparation for the payment of a special dividend of $15.00 per share on January 2, 1997. Income from operations for the year ended April 30, 1997 exceeded the prior year's level by 12%.

    Revenues of $91,774,000 for fiscal 1997 were $4,647,000 or 5% above the comparable results for fiscal 1996. Subscription revenues for the year ended April 30, 1997 of $62,442,000 increased $3,933,000 or 6% from revenues of $58,509,000 for fiscal 1996. The increase was a result of higher revenues from The Value Line Investment Survey, a portion of which approximately 3% was a result of the price increase effective February 1996. Additional revenues from new products, including The Value Line Investment Survey-Condensed Edition, The Value Line Investment Survey-Expanded Edition and the Value Line Investment Survey FOR WINDOWS-Registered Trademark-, introduced in July 1996, contributed to the overall increase in subscription revenues. Average full term subscription levels for all publications during fiscal 1997, through April 30, 1997 increased 8% compared to the average level for the year ended April 30, 1996. Revenues derived from investment management fees and services for the year ended April 30, 1997 of $29,136,000 were $2,572,000 or 10% above the level at April 30, 1996.
 Revenues increased primarily as a result of additional average annual net assets under management in the Company's mutual funds. Included in fiscal 1997 and 1996 revenues are proceeds of $196,000 and $2,054,000 respectively, received from the settlement of disputed securities trades.

    Expenses for the year ended April 30, 1997 of $55,497,000 were $856,000 or 2% above last year's comparable expenses of $54,641,000. Advertising expenses of $15,739,000 were 3% above last year's level and include an increase for various new products, including the Value Line Investment Survey FOR WINDOWS-Registered Trademark-. Additionally, the Company incurred $848,000 of promotional expenses related to a selling arrangement for two of the equity mutual funds for which the Company is the advisor. Salary and employee benefit expenses of $22,002,000 were 5% above last year's comparable level of $20,892,000. Restructuring expenses for several of the Company's operations, incentive compensation and the additional staffing in various support departments as well as the Asset Management division accounted for most of the increase. Printing, paper and distribution expenses of $8,495,000 increased 1% for the year ended April 30, 1997 compared with expenses of $8,388,000 for fiscal 1996. The additional costs incurred during fiscal
1997, associated with the production and distribution of new products were offset by a decline in printing expenses that resulted primarily from a negotiated favorable pricing agreement with the Company's printing vendor that became effective January 1, 1996. Also, Compupower discontinued servicing third party customers and the Company closed The Value Line Investment Survey-Canadian Edition. The distribution costs have also been reduced through the use of new technology that maximizes 2nd class discounts offered by the U.S. Postal Service. Office and administration expenses of $9,261,000 decreased $778,000 or 8% from fiscal 1996's level. Proceeds of $906,000 were received from a negotiated settlement with the Company's landlord. There was also a decrease in professional fees that were incurred in fiscal 1996 in connection with an active lawsuit in which the Company was the plaintiff and the receipt of $558,000 of proceeds during fiscal 1997 from the settlement of this lawsuit. Restructuring Compupower resulted in a charge of $328,000 for the write-off of goodwill during fiscal 1997. Additional expenses were incurred to relocate the fulfillment, distribution and client relations operations to the Company's new operating facility located in New Jersey.

    The Company's investment portfolios produced income from securities transactions for the year ended April 30, 1997 of $36,898,000 compared to income of $35,898,000 for the comparable period of fiscal 1996. The increase was a result of additional capital gains of $15,377,000 from sales of the Company's mutual fund holdings offset by lower capital gains from securities held in the Company's trading portfolios of $11,949,000. Additionally, capital gains distributions from the Company's mutual funds increased $2,518,000. The lower capital gains in the trading portfolio was a result of a significant reduction in the securities holdings during the third quarter of fiscal 1997. In addition, there was a correction in the financial markets during the first five months of fiscal 1997 as compared to the rapidly rising market during the comparable period of fiscal 1996. The Company's sale of stock futures indices, used to reduce the financial market exposure from the Company's equity securities holdings, resulted in an increase in capital losses of $4,253,000 during fiscal 1997. The increase in capital losses from sale of stock future indices resulted from a decision to reduce the Company's overall equity securities financial market exposure. The capital gains recognized from appreciation in the Company's long term securities portfolio offset the losses on the sales of the stock indices.


                           Liquidity and Capital Resources


    The Company has liquid resources which are used in its business of $133,376,000 at April 30, 1997. In addition to $25,261,000 in working capital, the Company has long-term securities available for sale with a market value of $108,115,000, that, although classified as non-current assets, are also readily marketable should the need arise. During fiscal 1997, the Company sold U.S. Government Agency debt securities under agreements to sell and repurchase and received $40,057,000 from these sales. A portion of the proceeds were used to satisfy $36,994,000 of repurchase obligations.

    On January 2, 1997, the Company paid a special dividend in the aggregate amount of $149,700,000 or $15.00 per share. The dividend was paid pursuant to a transaction in which Arnold Bernhard & Co., Inc. (AB&Co.), the owner of approximately 80% of the outstanding common stock of the Company, settled a lawsuit and purchased all the AB&Co. shares held by the Arnold Van Hoven Bernhard family and the trustees of a trust of which he is the income beneficiary. Accordingly, Jean B. Buttner, Chief Executive Officer of the Company, now owns 100% of the voting shares of AB&Co.

    During the third quarter of fiscal 1997, the Company sold various holdings from its long term securities available for sale and its short term trading portfolio and received $81,191,000 and $56,170,000, respectively. These proceeds, together with $12,339,000 from the Company's holdings in the Value Line Cash Fund were used to finance the special dividend. The special dividend was paid from the Company's accumulated earnings and profits.

    The Company's cash flow from operations of $11,836,000 decreased $9,050,000 from last year's level, primarily as a result of increased income tax payments from sales of securities holdings and increased operating profit.

    Management believes that the Company's cash and other liquid asset resources used in its business together with future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during fiscal 1998.

                                     FISCAL 1996

                                  OPERATING RESULTS


    Net income for the twelve months ended April 30, 1996 of $41,714,000 or $4.18 per share was $18,546,000 or 80% higher than the prior year's net income of $23,168,000 or $2.32 per share. Net income, revenues, income from operations and income from securities transactions for the twelve months ended April 30, 1996 all set new record highs for the Company. Net income for the fiscal year ended April 30, 1995 of $23,168,000 or $2.32 per share compared with net income of $28,902,000 or $2.90 per share for fiscal year 1994. The decrease in net income for fiscal 1995 from the fiscal 1994's level was primarily due to a decline in income from securities transactions of $7,047,000, including losses of $4,980,000 related to the Company's strategy of realizing capital losses which would reduce income taxes. The $1,550,000 expended in support of The Value Line Cash Fund during fiscal 1995 also contributed to the decrease.

    Revenues of $87,127,000 for fiscal 1996 compare to revenues of $79,711,000 and $82,458,000 for fiscal year's 1995 and 1994, respectively. Subscription revenues of $58,509,000 were 5% higher than revenues of $55,912,000 for fiscal 1995. Full term subscription levels to all products increased 23% from the prior year's level. The increase in subscription levels was a result of increased marketing including an advance renewal program in November 1995 that was offered to The Value Line Investment Survey's subscribers in anticipation of a 9% price increase that was effective February 1, 1996. Subscription revenues of $55,912,000 for the fiscal year ended April 30, 1995 decreased 3.3% from fiscal 1994. The decrease in publications revenues is primarily a result of the decline in subscription levels due to the uncertain financial market conditions that existed during the first three quarters of fiscal 1995. Revenues derived from investment management fees and services for the twelve months ended
April 30, 1996 of $26,564,000 were $3,382,000 or 15% higher than the level at April 30, 1995. The increase in revenues resulted primarily from an increase in the average annual net assets under management in the Company's mutual funds. Assets in the Company's mutual funds at April 30,

1996 increased 21% from the levels at April 30, 1995. Investment management fees and services of $23,182,000 for the fiscal year ended April 30, 1995 decreased 4.3% from the fiscal 1994 level. The decrease in fiscal 1995 was primarily a result of a decline in the average annual assets under management in the Value Line mutual funds during the fiscal year. Mutual fund net assets under management at April 30, 1995 were approximately equal to the net assets under management at April 30, 1994. Revenues for fiscal year 1996, 1995 and 1994 include proceeds of $2,054,000, $617,000 and $408,000, respectively, from the settlement of a disputed securities transactions.

    Expenses for the twelve months ended April 30, 1996 of $54,641,000 were 9% above the prior year's level of $50,051,000. Advertising expenses of $15,322,000 were $573,000 or 4% above the prior year's level which was a result of additional marketing expenses incurred in fiscal 1996 for a variety of new products. Salary and employee benefit expenses of $20,892,000 for fiscal 1996 were 10% higher than the prior year's level of $18,935,000 as a result of general salary increases, the fulfillment of vacant staff positions and an increase in the employee profit sharing plan from 12% in fiscal 1995 to 15% in fiscal 1996. Office and administration expenses of $10,039,000 increased 16% from the prior year's level of $8,620,000. The increase is attributed to additional professional fees related to potential business expansion alternatives, a lawsuit in which the Company is the plaintiff, various tax matters and conversion fees in connection with the upgrade of the Company's fulfillment software. Relocation expenses also increased as a result of a decision to consolidate the Company's fulfillment, distribution and warehouse operations in the recently acquired facility. These increases were partially offset by decreases resulting from amortization of a deferred free rent credit and a decrease in software amortization related to a decision during fiscal 1995 to replace Compupower's fulfillment software. Expenses for the fiscal year ended April 30, 1995, exclusive of the non-recurring expense of $1,550,000 were $47,884,000, a decrease of $1,702,000 or 3% over fiscal 1994's level of $49,586,000. Advertising expenses of $14,749,000 for the twelve months ended April 30, 1995 decreased $3,596,000 from expenses of $18,345,000 for the comparable period in fiscal 1994. The decrease in advertising expenses resulted from management's decision to effectively market products during improved financial market conditions. Salaries and employee benefit expenses of $18,935,000 for the twelve months of fiscal 1995 were $1,662,000 above the prior level of $17,273,000 primarily as a result of the additional staff in various support and operating divisions of the Company. Office and administration expenses of $8,003,000 increased $838,000 or 12% from the prior year's level as a result of a $445,000 increase in depreciation and amortization expenses affiliated with the new office facility and the computer hardware upgrade, $315,000 of accelerated amortization resulting from a decision to upgrade the fulfillment software at Compupower and an increase in professional fees. These increases were offset by a reduction in rent expenses of $767,000 or 34%.

    Income from securities transactions for fiscal year 1996 of $35,898,000 increased $27,239,000 from the prior year's level of $8,659,000. The increase in capital gains produced by the Company's trading portfolios of $12,440,000, and from sales of equity and fixed income share holdings in the Value Line mutual funds of $8,888,000, in connection with an annual portfolio realignment were the major contributors to the additional income from securities transactions. Capital gains distributions from the Company's mutual funds also increased $4,710,000 during fiscal 1996. Income from securities transactions of $8,659,000 for the fiscal year ended April 30,

1995 decreased by $7,047,000 or 45% from $15,706,000 at April 30, 1994.  In addition to a $764,000 decrease in capital gains produced by the Hedge, Tilt and Stem portfolios, the Company also incurred losses of $4,980,000 related to tax planning. Sales of mutual fund shares have produced $326,000 of capital losses during the 1995 fiscal year as compared to a $101,000 gain in fiscal year 1994. The decline was largely the result of a decision to liquidate an investment in one of the Company's mutual funds during the latter part of fiscal 1995 in order to redeploy these assets in other investment vehicles.


                           Liquidity and Capital Resources


    The Company had liquid resources which are used in its business totaling $266,534,000 at April 30, 1996. In addition to $88,799,000 in working capital, the Company had marketable securities with a market value of $177,735,000, that, although classified as non-current assets are also readily marketable as the need for capital arises. The Company has entered into agreemnts to sell and repurchase U.S. Government Agency debt securities with a market value of $39,681,000 at April 30, 1996. The repurchase obligations of $36,994,000 have been entered into on a short term basis. The securities, currently available for sale, mature during calendar year 1997 and are readily marketable should management decide to liquidate the Company's investments and related obligations. During June 1996, the Company sold approximately $10,000,000 of these U.S. Government Agency securities and satisfied the related $9,100,000 repurchase obligation. The Company's cash position, including its investment in The Value Line Cash Fund, has decreased $13,274,000 at April 30, 1996, primarily as a result of the purchase of additional equity and fixed income shares in the Value Line Mutual Funds and the purchase of a distribution facility during January 1996.

    Management anticipates no significant borrowing requirements during fiscal 1997 other than the short term refinancing of the remaining repurchase obligations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

                                                                  Page Numbers

Reports of independent accountants                                    22
Consolidated balance sheets--April 30, 1997 and 1996                  25
Consolidated statements of income and retained earnings
 --years ended April 30, 1997, 1996 and 1995                          26
Consolidated statements of cash flows
 --years ended April 30 1997, 1996 and 1995                           27
Notes to the consolidated financial statements                        28
Supplementary schedules                                               40

                            Quarterly Results (Unaudited):
                       (in thousands, except per share amounts)



                                                Income                              Earnings
                             Total               From                Net              Per
                            Revenues          Operations            Income           Share

1997, by Quarter -
    First. . . . .         $22,457             $ 9,421             $ 6,526          $ .65
    Second . . . .          22,347               9,024               7,839            .79
    Third. . . . .          23,767               8,415              25,113           2.52
    Fourth . . . .          23,203               9,417               6,034            .60
     Total . . . .         $91,774             $36,277             $45,512          $4.56

1996, by Quarter -
    First. . . . .         $20,028             $ 7,549             $10,224          $1.02
    Second . . . .          22,811              10,134               8,250            .83
    Third. . . . .          21,689               7,512              14,291           1.43
    Fourth . . . .          22,599               7,291               8,949            .90
     Total . . . .         $87,127             $32,486             $41,714          $4.18

1995, by Quarter -
    First. . . . .         $20,214             $ 5,090             $ 3,428          $ .34
    Second . . . .          20,423               7,985               6,961            .70
    Third. . . . .          19,425               7,223               7,011            .70
    Fourth . . . .          19,649               9,362               5,768            .58
     Total . . . .         $79,711             $29,660             $23,168          $2.32



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

                                       Part III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    Information required by this item will be filed as an amendment to this Form 10-K.


Item 11.  EXECUTIVE COMPENSATION.


    Information required by this item will be filed as an amendment to this Form 10-K.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.


    Information required by this item will be filed as an amendment to this Form 10-K.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


    Information required by this item will be filed as an amendment to this Form 10-K.


                                       Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K


    (a)  1.  Financial Statements
              See Item 8.

          2.  Schedules
              Schedule I - Marketable Securities.
              Schedule XIII - Other Investments.  (Reg. S-X, Article 5)

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

(b)  Reports on Form 8-K.

           None

(c)  Exhibits.

    21     Subsidiaries of the Registrant

    27     Financial Data Schedules

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   VALUE LINE, INC.
                                     (Registrant)


                             By:  s/Jean Bernhard Buttner
                                  Jean Bernhard Buttner
                                  Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                             By:  s/Jean Bernhard Buttner
                                  Jean Bernhard Buttner
                                  Chairman & Chief Executive Officer


                             By:  s/Stephen R. Anastasio
                                  Stephen R. Anastasio
                                  Principal Financial and Accounting Officer






Dated:  July 15, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 1997, to be signed on its behalf by the undersigned as Directors of the Registrant.




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




                                                             s/David T. Henigson
                                                             David T. Henigson






Dated:  July 15, 1997

                               HOROWITZ & ULLMANN, P.C.
                             Certified Public Accountants
                                  275 MADISON AVENUE
                                 NEW YORK, NY  10016




                                                             TELEPHONE
                                                           (212)532-3736
                                                                ---
                                                                FAX
                                                           (212)545-8997




                          CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the registration statement on Form S-8 (No. 2-90593) of our report dated June 27, 1997 relating to the consolidated financial statements of Value Line, Inc. and subsidiaries for the years ended April 30, 1997 and 1996 which appears on page 22 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appear in this Form 10-K.


/s/ Horowitz & Ullmann, P.C.


HOROWITZ & ULLMANN, P.C.
Certified Public Accountants

New York, NY
June 30, 1997

                               HOROWITZ & ULLMANN, P.C.
                             Certified Public Accountants
                                  275 MADISON AVENUE
                                 NEW YORK, NY  10016



                                                             TELEPHONE
                                                           (212)532-3736
                                                                ---
REPORT OF INDEPENDENT ACCOUNTANTS                               FAX
                                                           (212)545-8997
To the Board of Directors
and Shareholders of
Value Line, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and its subsidiaries at April 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements.


/s/ Horowitz & Ullmann, P.C


HOROWITZ & ULLMANN, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


New York, NY
June 27, 1997

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


/s/ Price Waterhouse  LLP

PRICE WATERHOUSE, LLP


New York, New York
June 26, 1995

                                   VALUE LINE, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   Apr. 30,           Apr. 30,
Assets                                                                               1997              1996
Current Assets:                                                                   ---------          ---------
Cash and cash equivalents (including short term
   investments of $15,476 and $31,116, respectively)                             $ 16,083            $ 31,752
  Trading securities                                                               15,217              64,314
  Short term securities available for sale                                             --              39,681
  Accounts receivable, net of allowance for doubtful
   accounts of $593 and $528, respectively                                          2,603               2,997
  Receivable from affiliates                                                        1,849               1,965
  Prepaid expenses and other current assets                                         1,824               2,872
  Deferred income taxes                                                             1,205                 241
                                                                                 --------            --------
    Total current assets                                                           38,781             143,822

  Long term securities available for sale                                         108,115             177,735
  Property and equipment, net                                                      13,370              12,120
  Goodwill                                                                             44                 390
                                                                                 --------            --------

    Total assets                                                                 $160,310            $334,067
                                                                                 --------            --------
                                                                                 --------            --------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                                       $  8,009            $  8,433
  Securities sold under agreements to repurchase                                       --              36,994
  Accrued salaries                                                                  2,208               1,808
  Dividends and interest payable                                                    2,495               2,058
  Accrued taxes payable                                                               808               5,730
                                                                                 --------            --------
    Total current liabilities                                                      13,520              55,023

  Unearned revenue                                                                 42,191              42,993
  Deferred charges                                                                  1,253               1,530
  Deferred income taxes                                                             6,982              13,255

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                                 1,000               1,000
  Additional paid-in capital                                                          954                 944
  Retained earnings                                                                83,194             196,834
  Treasury stock, at cost (21,875 shares on April 30, 1997,
   and 23,025 on April 30, 1996)                                                     (421)               (443)
  Unrealized gains on securities available for sale, net of taxes                  11,637              22,931
                                                                                 --------            --------

    Total shareholders' equity                                                     96,364             221,266
                                                                                 --------            --------
    Total liabilities and shareholders' equity                                   $160,310            $334,067
                                                                                 --------            --------
                                                                                 --------            --------

The accompanying notes are an integral part of these financial statements.


                                   VALUE LINE, INC.
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      Years ended April 30,

                                                                 1997           1996           1995
                                                              --------       --------       --------
Revenues:
  Investment periodicals and related publications            $ 62,442       $ 58,509       $ 55,912
  Investment management fees & services                        29,136         26,564         23,182
  Settlement of disputed securities transactions                  196          2,054            617
                                                              --------       --------       --------
    Total revenues                                             91,774         87,127         79,711
                                                              --------       --------       --------
Expenses:
  Advertising and promotion                                    15,739         15,322         14,749
  Salaries and employee benefits                               22,002         20,892         18,935
  Printing, paper and distribution                              8,495          8,388          6,197
  Office and administration                                     9,261         10,039          8,620
  Mutual fund support expenses                                      -              -          1,550
                                                              --------       --------       --------
    Total expenses                                             55,497         54,641         50,051
                                                              --------       --------       --------

Income from operations                                         36,277         32,486         29,660
Income from securities transactions, net                       36,898         35,898          8,659
                                                              --------       --------       --------
Income before income taxes                                     73,175         68,384         38,319
Provision for income taxes                                     27,663         26,670         15,151
                                                              --------       --------       --------
    Net income                                               $ 45,512       $ 41,714       $ 23,168


Retained earnings, at beginning of year                       196,834        163,101        145,918
Dividends declared                                           (159,152)        (7,981)        (5,985)
                                                              --------       --------       --------
Retained earnings, at end of year                            $ 83,194       $196,834       $163,101
                                                              --------       --------       --------
                                                              --------       --------       --------
Earnings per share                                           $   4.56       $   4.18       $   2.32
                                                              --------       --------       --------
                                                              --------       --------       --------


The accompanying notes are an integral part of these financial statements.


                                   VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                      Years ended April 30,

                                                                1997           1996           1995
Cash flows from operating activities:                         --------       --------       --------
  Net income                                                 $ 45,512       $ 41,714       $ 23,168

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                 1,477          1,288          1,293
  Write-down of goodwill                                          328             --
  Accretion of discount                                          (224)          (582)          (484)
  (Gains)/losses on sale of trading securities
   and securities held for sale                               (46,439)       (20,815)          (397)
  Unrealized (gains)/losses on trading securities              14,732         (9,030)        (3,445)
  Loss/(gain) on write-down of equipment                           21           (166)           166
  Deferred income taxes                                        (5,820)         4,205            653

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                       (802)         6,204          1,260
   (Increase)/decrease in deferred charges                       (277)          (278)         1,048
   Increase/(decrease) in accounts payable
    and accrued expenses                                        1,605            727         (1,676)
   Increase in accrued salaries                                   400            342            213
   Increase/(decrease) in interest payable                        (63)          (471)           534
   Increase/(decrease) in accrued taxes payable                  (258)        (1,027)           955
   (Increase)/decrease in prepaid expenses and
    other current assets                                        1,048         (1,456)           388
   (Increase)/decrease in accounts receivable                     480            555           (735)
   (Increase)/decrease in receivable from affiliates              116           (324)          (190)
                                                              --------       --------       --------
    Total adjustments                                         (33,676)       (20,828)          (417)
                                                              --------       --------       --------
Net cash provided by operations                                11,836         20,886         22,751
                                                              --------       --------       --------
Cash flows from investing activities:
  Proceeds from sales of securities                           149,505         27,269         51,419
  Purchase of securities                                      (26,543)       (52,211)       (35,374)
  Proceeds from sale of trading securities                    114,116         64,333         74,964
  Purchase of trading securities                              (66,239)       (61,574)       (70,708)
  Acquisition of property, and equipment, net                  (2,730)        (6,026)        (1,376)
                                                              --------       --------       --------
Net cash provided by/(used in) investing activities           168,109        (28,209)        18,925
                                                              --------       --------       --------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                             32             35            ---
  Dividends paid                                             (158,652)        (5,986)        (7,980)
  Loan repayment                                              (36,994)           ---         (3,000)
                                                              --------       --------       --------
Net cash (used in) financing activities                      (195,614)        (5,951)       (10,980)
                                                              --------       --------       --------
Net increase/(decrease) in cash and cash equivalents          (15,669)       (13,274)        30,696
Cash and cash equivalents at beginning of period               31,752         45,026         14,330
                                                              --------       --------       --------
Cash and cash equivalents at end of period                   $ 16,083       $ 31,752       $ 45,026
                                                              --------       --------       --------
                                                              --------       --------       --------


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

  Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized over a period of 14 years. During fiscal 1997, the Company accelerated the amortization of the goodwill associated with the Compupower Corporation. This resulted from managements decision to cease third party activity and reorganize the fulfillment operation.

  Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 1997 and 1996, cash equivalents included $13,815,000 and $25,238,000, respectively, invested in the Value Line money market funds.

  Reclassification: Certain prior year amounts disclosed in the Consolidated Financial Statements and Notes thereto have been reclassified to conform to current year presentation.

Note 2-Supplementary Cash Flow Information:

  Cash payments for income taxes were $33,677,000, $24,056,000 and $12,974,000, in 1997, 1996 and 1995, respectively. Interest payments of $1,188,000, $2,618,000 and $1,315,000 were made in 1997, 1996, and 1995, respectively.

Note 3-Related Party Transactions:

  The Company acts as investment adviser and manager for sixteen open-end investment companies, the Value Line Family of Funds (see Note 4). The Company earns investment management fees calculated based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds and other advisory clients of the Company that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 1997, 1996 and 1995, investment management fees and brokerage commission income, net of clearing fees, amounted to $22,443,000, $19,686,000, and $17,782,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates were $1,703,000 and $1,631,000 at April 30, 1997 and 1996, respectively.

  For the years ended April 30, 1997, 1996, and 1995, the Company was reimbursed $493,000, $438,000, and $414,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 1997 and 1996, Receivable from affiliates included a receivable from the Parent of $44,000 and $89,000, respectively. For the years ended April 30, 1997, 1996, and 1995, the Company made federal income tax payments to the Parent amounting to $29,200,000, $19,952,000, and $10,225,000, respectively. At
April 30, 1997 and 1996, accrued taxes payable are presented net of a receivable of $834,000 and prepaid expenses and other current assets included a receivable of $563,000 to the Parent, respectively. These data are in accordance with the tax sharing arrangement described in Note 6.

Note 4-Investments:

Trading Securities:

  Securities held by Value Line Securities, Inc. had an aggregate cost of $13,702,000 and $48,066,000 and a market value of $15,217,000 and $64,314,000 at April 30, 1997 and April 30, 1996, respectively.

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

Long-Term Securities Available for Sale:

  The aggregate cost of the long-term securities was $90,211,000 and $142,456,000 and the market value was $108,115,000 and $177,734,000 at April
30, 1997 and April 30, 1996, respectively. The change in gross unrealized gains on these securities of $17,374,918 and $22,014,000, net of the change in deferred taxes of $6,081,000 and $7,705,000, were included in shareholders' equity at April 30, 1997 and 1996, respectively. Realized gains from the sales of these securities were $18,958,000 and $3,581,000 during fiscal years 1997 and 1996, respectively. The proceeds received from sales of these securities during the fiscal year ended April 30, 1997 were $91,662,000 and $18,085,000 during the fiscal year ended April 30, 1996, respectively.

  For the years ended April 30, 1997, 1996, and 1995, Income from securities transactions consisted of $4,868,000, $5,275,000, and $4,938,000 of dividend income; $46,418,000, $20,814,000, and $396,000 of net realized capital gains; $1,474,000, $2,758,000, and $1,912,000 of interest income; and $1,124,000, $2,148,000, and $1,865,000 of related interest expense, respectively. Income from securities transactions also included
$14,732,000, $9,197,000 and $3,279,000 of unrealized gains for the year's ended April 30, 1997, 1996 and 1995, respectively.

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

Property and equipment consisted of the following:        April 30,

                                                  1997               1996
                                                ---------------------------
                                                       (in thousands)

Land                                           $   785            $    785
Building and leasehold improvements              7,992               6,695
Furniture and equipment                         10,146              11,020
                                                ---------------------------
                                                18,923              18,500

Accumulated depreciation and amortization       (5,553)             (6,380)
                                                ---------------------------
                                               $13,370             $12,120
                                                ---------------------------

  During January 1996, the Company purchased for cash an approximately 85,000 square foot warehouse facility for $4,100,000 under a newly formed subsidiary, Value Line Distribution Center, Inc. The new facility houses the distribution operations for the various Company publications and the fulfillment operations of the Compupower Corporation. The remaining building capacity will provide warehouse storage, a disaster recovery site and will provide for future business expansion.

Note 6-Federal, State and Local Income Taxes:

  The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:



                                         Years ended April 30,

                                   1997           1996          1995
                                 -------------------------------------
                                             (in thousands)
Current:
  Federal                       $28,565        $18,612        $10,733
  State and local                 4,918          3,852          3,765
                                 -------------------------------------
                                 33,483         22,464         14,498
Deferred:
  Federal                        (5,753)         4,034            795
  State and local                   (67)           172           (142)
                                 -------------------------------------
                                 (5,820)         4,206            653
                                 -------------------------------------
                                $27,663        $26,670        $15,151
                                 -------------------------------------
                                 -------------------------------------

  Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:


                                                                  Years ended April 30,

                                                            1997          1996           1995
                                                          --------------------------------------
                                                                      (in thousands)
Unrealized gains on securities held for sale             ($6,266)      ($12,347)       ($4,642)
Unrealized gains on trading securities                      (532)        (5,661)        (2,489)
Relocation reserve                                           177            220            263
Depreciation                                                (637)          (572)          (363)
Deferred charges                                           1,249            959            770
Accretion of securities under
  repurchase agreements                                        -           (319)             -
Other, net                                                   233             42            694
                                                          --------------------------------------
                                                         ($5,777)      ($17,678)       ($5,767)
                                                          --------------------------------------
                                                          --------------------------------------

  Included in Deferred income taxes in total current assets are deferred federal and state and local tax assets of $897,000 and $308,000 at April 30, 1997, respectively. At April 30, 1996, included in accrued taxes payable in total current liabilities in the Consolidated Balance Sheets are deferred federal tax liabilities of $4,664,000 and deferred state and local tax benefits of $241,000, respectively.


  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:


                                                                  Years ended April 30,

                                                            1997          1996           1995
                                                          --------------------------------------
                                                                      (in thousands)

Tax expense at the U.S. statutory rate                   $25,699        $24,016        $13,458
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit                              3,147          2,611          2,351
  Effect of tax exempt income and dividend
   deductions                                               (409)          (586)          (684)
  Other, net                                                (774)           629             26
                                                          --------------------------------------
                                                         $27,663        $26,670        $15,151
                                                          --------------------------------------
                                                          --------------------------------------



  The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Note 7-Employees' Profit Sharing and Savings Plan:

  Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan ("the Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 1997, 1996, and 1995 was $1,550,000, $1,331,000, and $968,000,
respectively.

Note 8-Incentive Stock Options:

   On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 1997, is as follows:


                                       Number of           Option
                                        Shares              Prices
                                       ---------
Outstanding at April 30, 1994             6,250       $17.50 to $29.75
   Granted                                    -
   Exercised                                  -
   Cancelled                                  -
                                       ---------
Outstanding at April 30, 1995             6,250       $17.50 to $29.75
   Granted                                    -
   Exercised                             (1,625)      $17.50 to $29.75
   Cancelled                                  -
                                       ---------
Outstanding at April 30, 1996             4,625       $17.50 to $29.75
   Granted                                    -
   Exercised                             (1,150)      $17.50 to $29.75
   Cancelled                                  -
                                       ---------
Outstanding at April 30, 1997             3,475       $29.75
                                       ---------
                                       ---------

  Options outstanding at April 30, 1997 expire at various dates through March 2003. At April 30, 1997, 3,475 of the outstanding options were exercisable. Of the common stock held in treasury at April 30, 1997, 3,475 shares were held for exercise of stock options.

Note 9-Treasury Stock:

  Treasury stock, at cost, for the three years ended April 30, 1997, consists of the following:


                                            Shares           Amount
                                            ------       -----------
                                                         (in thousands)
Balance April 30, 1994                     24,650            474
 Exercise of incentive stock options            -              -
                                            ------       -----------
Balance April 30, 1995                     24,650            474
 Exercise of incentive stock options       (1,625)           (31)
                                            ------       -----------
Balance April 30, 1996                     23,025            443
 Exercise of incentive stock options       (1,150)           (22)
                                            ------       -----------
Balance April 30, 1997                     21,875           $421
                                            ------       -----------
                                            ------       -----------

  The Company's Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock from time to time in negotiated transactions.

Note 10-Securities Sold under Agreements to Repurchase:

  On June 28, 1994, the Company entered into short-term agreements to repurchase certain securities sold. These agreements were entered into to repurchase the Federal National Mortgage Association Floating Rate Notes due August 5, 1997
(FNMA), par value $30,325,000, and Federal Farm Credit Bank Floating Rate Notes due February 12, 1997 (FFCB), par value $10,000,000, stated in Note 4. The outstanding balance of the obligations under the repurchase agreements in the aggregate amount of $36,994,000, ($27,899,000) with respect to the FNMA and ($9,095,000) for the obligation to repurchase the FFCB securities, was repaid from the proceeds of the sale of the securities.

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

  Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

    Year ended April 30:     (in thousands)

    1998                        $ 1,565
    1999                          1,813
    2000                          1,846
    2001                          1,827
    2002                          1,827
    Thereafter                   11,368
                                 -------

                                $20,246

  Rental expense for the years ended April 30, 1997, 1996, and 1995 under operating leases covering office space was $1,456,000, $1,402,000, and $1,481,000, respectively.

Note 12-Business Segments:

  The Company operates in two business segments: Investment Periodicals and related Publications, and Investment Management. Identifiable assets consisted of:



                                              April 30,

                                        1997               1996
                                     ----------------------------
Identifiable assets:                        (in thousands)
  Investment periodicals and
   related publications             $ 20,644            $ 15,902
  Investment management              137,649             271,088
  Corporate assets                     2,017              47,077
                                     ----------------------------
     Total                          $160,310            $334,067
                                     ----------------------------
                                     ----------------------------

Revenues and income from operations were as follows:


                                                   Years ended April 30,

                                                1997        1996         1995
                                             ----------------------------------
Revenues:                                              (in thousands)
  Investment periodicals and
   related publications                      $62,590     $58,649       $56,041
  Intersegment revenues                         (148)       (140)         (129)
                                             ----------------------------------
                                              62,442      58,509        55,912
  Investment management                       29,136      26,564        23,182
  Settlement of disputed securities trans.       196       2,054           617
                                             ----------------------------------
    Consolidated revenues                    $91,774     $87,127       $79,711
                                             ----------------------------------
                                             ----------------------------------

Income from operations:
  Investment periodicals and
   related publications                      $20,205     $15,492       $15,396
  Investment management                       15,876      14,940        13,647
  Settlement of disputed securities trans.       196       2,054           617
                                             ----------------------------------
    Consolidated income from operations      $36,277     $32,486       $29,660
                                             ----------------------------------
                                             ----------------------------------

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

At April 30, 1997, Value Line Securities', Inc. net capital, as defined, of $5,541,000 exceeded required net capital by $4,904,000 and the ratio of aggregate indebtedness to net capital was 1.72 to 1.

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

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 1997, the underlying notional value of such commitments was $7,228,000. Risk arises from the potential inability of counterparties to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into exchange traded futures contracts.

  No single customer accounted for a significant portion of the Company's sales in 1997, 1996 or 1995, nor accounts receivable for 1997 or 1996.

Note 15-Estimated Fair Value of Financial and Derivative Instruments:

  Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

  Derivative instruments held for trading purposes are reflected at fair value at April 30, 1997. The fair value and the average fair value of derivative instruments at April 30, 1997 and for the year then ended consists of an asset of $86,000 and a liability of $482,000, respectively.

  Net realized trading gains related to equity securities aggregated $21,405,000 for the year ended April 30, 1997. The net unrealized losses on trading securities for the period ended April 30, 1997 was $14,732,000. Net trading losses related to derivative financial instruments amounted to $5,778,000 for the year ended April 30, 1997.

Note 16-Special Dividend Distribution:

On December 16, 1996, the Board of Directors of Value Line, Inc. declared a special $15.00 per share dividend which was paid January 2, 1997, to all Value Line, Inc. shareholders of record on December 26, 1996. The Company paid this dividend out of accumulated earnings and profits.

The dividend was paid pursuant to a transaction in which Arnold Bernhard & Co., Inc. ("AB&Co."), the owner of approximately 80% of the outstanding common stock of Value Line, Inc., settled a lawsuit and purchased all the AB&Co. shares held by the Arnold Van Hoven Bernhard family and the trustees of a trust of which he is the income beneficiary. Accordingly, Jean B. Buttner, Chief Executive Officer of the Company, now owns 100% of the voting shares of AB&Co.

Value Line, Inc.

Schedule 1 - Marketable Securities

Shares   Common Stock Name                             Cost         Market

 2,500   AIRBOURNE FREIGHT CORP.                     88,338         87,813
 3,200   AMERICAN BANKERS INS GROUP, INC.            86,400        169,200
   600   AMERICAN INTERNATIONAL GROUP, INC           73,086         77,100
 1,000   AMERICAN STORES CO.                         40,810         45,500
 3,500   ANNTAYLOR STORES CORP.                      81,648         84,875
 2,100   APPLIED POWER, INC                          82,939         88,988
 2,000   AVERY DENNISON CORP.                        71,435         73,500
 6,100   AVONDALE INDUSTRIES, INC                    72,700        108,275
 6,000   AZTEC MANUFACTURING CO.                     60,050         55,500
 1,500   BAKER HUGHES, INC                           55,215         51,750
 3,200   BANCTEC, INC.                               81,079         73,200
 1,000   BARR LABORATORIES, INC.                     43,560         45,250
   700   BINKS MANUFACTURING CO.                     28,030         28,438
 3,000   BURLINGTON COAT FACTORY WHS                 56,055         57,000
 2,000   BURLINGTON RESOURCES, INC.                 104,620         84,750
 2,000   CDI CORP.                                   64,370         75,750
 2,000   CAMCO INTERNATIONAL, INC.                   84,370         88,750
 4,000   CAMPBELL SOUP CO.                          165,120        204,500
 2,000   CARSON PIRIE SCOTT & CO.                    60,745         59,500
 1,200   CENTRAL NEWSPAPERS, INC.                    57,672         64,650
 6,000   CHIQUITA BRANDS INTERNATIONAL, INC.         93,610         86,250
 1,000   CINCINNATI BELL, INC.                       24,505         56,000
 2,200   COLE NATIONAL CORP.                         57,757         72,600
 3,000   COLTEC INDUSTRIES, INC.                     60,180         60,750
 1,000   COMPAQ COMPUTER CORP.                       84,060         85,375
 1,300   COMPUTER TASK GROUP, INC.                   54,066         56,063
 2,600   COMPUWARE CORP.                             77,650         98,150
 4,000   COMVERSE TECHNOLOGY, INC.                  134,000        157,000
 2,800   CONSECO, INC.                               44,992        115,850
 2,000   CONSOLIDATED GRAPHICS, INC.                 47,550         48,750
 4,000   COOPER COMPANIES, INC.                      84,365         71,500
 3,800   CYTEC INDUSTRIES, INC.                     107,885        142,975
 4,000   DANAHER CORP                                82,315        180,500
 1,200   DAYTON HUDSON CORP                          51,372         54,000
 2,800   DEAN FOODS CO                               97,343        103,250
 1,200   DEL LABS INC                                29,922         29,400
 1,500   DIONEX CORP                                 70,125         73,313
 5,000   DIXIE GROUP INC                             39,063         33,125
 1,500   DRECO ENERGY SVCS LTD                       61,200         47,625
 4,600   DRESS BARN,THE                              71,150         63,825
 4,000   DUCOMMUN INC DEL                            97,303         95,500

Value Line, Inc.

Schedule 1 - Marketable Securities

Shares   Common Stock Name                             Cost         Market
 2,000   ECOLAB INC                                  79,870         81,500
 2,000   ELETRONICS FOR IMAGING INC                  82,050         78,500
 2,000   ETHAN ALLEN INTERIORS INC                   67,370         88,500
 6,000   EXPEDITORES INTL WASH INC                  130,500        150,000
 2,200   FABRI CTRS AMER INC                         39,732         42,075
 8,000   FAIRFIELDCMNTYS INC                        101,819        208,000
 3,600   FAMILY DLR STORES INC                       90,770         94,050
 7,000   FARAH INCORPARATED                          72,183         69,125
19,900   FILENES BASEMENT CORP                      111,200        116,913
 2,000   FISERV INC                                  78,500         75,500
 2,000   FOUNTAIN PWR BOAT INDS INC                  35,600         34,000
 2,200   FRUIT OF THE LOOM INC                       90,882         79,200
 2,000   FULLER H B CO                               98,250        107,250
 6,000   FUNCO INC                                   84,050        104,250
 5,000   FURNITUREBRANDS INTL INC                    67,675         73,750
 2,000   GENERAL BINDING CORP                        63,600         55,500
 7,000   GENESCO INC                                 73,545         81,375
 3,000   GIBSON GREETINGS INC                        63,000         61,500
 3,000   GLOBAL INDUSTRIES INC                       65,400         63,000
 4,200   GOODYS FAMILY CLOTHING INC                  78,275         73,500
 6,400   GRAHAM FIELD HEALTH PRODS INC               78,434         56,000
 5,000   GRIFFON CORP                                68,925         60,625
 1,200   GUIDANT CORP                                71,622         81,900
 2,900   GUILFORD MLS INC                            88,787         81,925
 6,000   HANDLEMANCO DEL                             50,610         37,500
 2,000   HARTE HANKS COMMUNICATIONS                  57,620         54,500
 2,000   HELEN TROY LTD                              45,100         46,500
 2,400   HERBALIFEINTL INC                           69,675         38,700
 2,000   HEXCEL CORP NEW                             41,620         35,750
 1,600   HILLENBRAND INDS INC                        70,896         68,800
 4,000   HILTON HOTELS CORP                         116,740        108,000
 3,000   HOOPER HOLMES INC                           46,305         52,125
 1,200   HORACE MANN EDUCATORS CORP NEW              55,272         56,250
 4,500   HOST MARRIOTT CORP                          81,395         78,188
 6,000   ITEQ INC                                    44,175         36,000
 3,000   IMPERIAL CR INDS INC                        60,525         43,688
 3,000   INTERFACEINC                                64,500         67,125
   900   INTERNATIONAL BUSINESS MACHS               137,717        144,675
 4,000   INTERNATIONAL GAME TECHNOLOGY               78,240         63,500
 1,600   JABIL CIRCUIT INC                           72,280         77,400
 2,000   JOHNSON +JOHNSON                           106,370        122,500
 5,000   JONES APPAREL GROUP INC                     91,577        208,750

Value Line, Inc.

Schedule 1 - Marketable Securities

Shares   Common Stock Name                             Cost         Market
 4,000   KUHLMAN CORP                                87,740        101,000
 3,000   LA Z BOY INC                                95,805         97,875
 2,000   LANDS END,INC.                              55,620         53,500
 4,000   LIBBEY INC                                 120,990        124,000
 2,000   LINCOLN ELEC CO                             73,000         77,000
 1,000   LONE STARINDS INC                           36,560         39,500
 1,800   LUBRIZOL CORP                               61,758         58,950
 3,000   M A R C INC                                 48,900         45,750
 5,000   MAGNETEK INC                                68,175         83,750
 3,000   MANITOWOC INC                               92,055        121,500
 4,000   MARTIN MARIETTA MATLS INC                  113,740        109,000
 2,000   MILLER HERMAN INC                           47,625         64,750
 2,500   MOHAWK INDS INC                             66,250         55,938
 4,000   MOLECULAR DYNAMICS INC                      50,700         49,500
 4,000   MORNINGSTAR GRP INC                         89,200         97,000
 2,000   MOSINEE PAPER CORP                          73,000         81,000
 1,400   MUELLER INDS INC                            61,859         52,500
 2,800   NBTY INC                                    45,150         53,200
 3,950   NATIONAL DATA CORP                          65,116        148,125
 2,000   NEW ENGLAND BUSINESS SVC INC                47,620         52,750
 6,000   NOBLE DRILLING CORP                         58,128        104,250
 2,000   NORTEK INC                                  43,495         41,250
 1,200   NORTHERN TELECOM LTD                        80,772         87,150
 5,000   OMNICOM GROUP                              120,650        265,000
12,000   O'SULLIVAN INDUSTRIES                      126,720        162,000
 3,000   OXFORD INDS INC                             69,743         72,750
 2,000   PACIFIC SUNWEAR OF CALIF                    62,600         62,500
 3,000   PATTERSON DENTAL CO                         93,150        100,500
 2,000   PAUL HARRIS STORES INC                      41,100         25,750
 2,000   PAXAR CORP                                  39,120         38,500
 1,500   PEOPLESOFT INC                              62,625         62,250
 1,200   PHILADELPHIA CONS HLDG CORP                 30,060         35,700
 4,200   PIER 1 IMPORTS INC                          82,152         82,950
 2,000   PINKERTONS INC NEW                          56,370         53,000
 3,200   PLAYBOY ENTERPRISES INC                     50,192         44,400
 1,300   POMEROY COMPUTER RESOURCES                  38,740         31,525
10,000   POWELL INDS INC                            114,750        140,000
 4,000   PRECISION CASTPARTS CORP                   190,490        214,000
   900   PROCTER + GAMBLE CO                        110,979        113,175
 1,000   PROGRESSIVE CORP OHIO                       65,310         76,125
 2,000   QUAKER FABRIC CORP NEW                      32,600         27,250
 4,000   QUALITY FOOD CTRS INC                      152,500        160,500

Value Line, Inc.

Schedule 1 - Marketable Securities

Shares   Common Stock Name                             Cost         Market
 2,200   REHABCARE GROUP INC                         52,910         66,000
 4,000   REXEL INC                                   66,864         70,500
 5,000   RISER FOODS INC                            126,749        173,125
 4,000   ROBERT HALF INTL INC                        82,370        157,000
 2,000   ROGERS CORP                                 58,870         59,250
 3,000   ROLLINS TRUCK LEASING CORP                  40,680         39,375
 2,000   ROSS STORES INC                             51,750         56,250
 2,000   RUSS BERRIE + CO INC                        44,120         38,500
 3,000   RYKOFF S E + CO                             54,930         54,375
 1,700   SPX CORP                                    71,302         92,863
 2,500   SAFESKIN CORP                               60,313         55,938
 4,000   SAFEWAY INC                                161,990        178,500
 3,000   ST JOHN KNITS INC                          139,827        115,125
 1,500   SCOTSMAN INDS INC                           39,465         38,250
 7,550   SHOWBIZ PIZZA TIME INC                     110,513        145,338
 3,000   SMITHFIELD FOODS INC                       115,125        138,375
 3,232   STANDARD COML CORP                          64,742         57,368
 3,200   STANLEY FURNITURE INC                       68,960         64,000
 2,200   STEIN MART INC                              62,425         63,800
 3,000   SUNAMERICA INC                             125,430        138,000
 2,000   SUNBEAM CORP DEL NEW                        62,870         63,500
 2,000   TJX COS INC NEW                             90,620         94,500
 3,500   TAB PRODSCO                                 36,960         33,250
 3,000   TASTY BAKING CORP                           50,430         49,500
 3,000   TEL SAVE HLDGS INC                          47,025         42,000
 1,200   THIOKOL CORP DEL                            74,322         78,300
 3,000   THOMAS INDS INC                             72,555         70,500
 1,600   TIFFANY +CO NEW                             66,096         63,400
 1,000   TIMKEN CO                                   49,935         58,125
 5,700   TUESDAY MORNING CORP                       124,929        161,025
 1,500   TYCO INT LTD                                80,465         91,500
 2,000   USA WASTESVCS INC                           64,870         65,500
 4,000   URS CORP NEW                                39,303         40,000
 2,000   U S FILTER CORP                             70,120         60,750
 1,600   UNITED TECHNOLOGIES CORP                   111,348        121,000
 3,000   UNITED WASTE SYS INC                        90,000        101,250
 2,500   UNIVERSAL HEALTH SVCS INC                   84,088         94,688
 3,200   VALASSIS COMMUNICATIONS INC                 66,642         78,400
 4,200   VALMONT INDS INC                            77,250        167,475
   900   VULCAN MATLS CO                             57,879         58,838
 2,000   WESTPOINT STEVENS INC                       72,750         78,250
 3,000   WOLVERINE WORLD WIDE INC                    82,805        120,750

Value Line, Inc.

Schedule 1 - Marketable Securities

Shares   Common Stock Name                             Cost         Market
 3,000   WYMAN GORDON CO                             63,750         63,000
 3,000   YELLOW CORP                                 62,625         57,750
 8,000   INTER CITY PRODS CORP                       38,980         39,500
 3,000   CKE RESTAURANTS INC                         65,120         58,875
 3,000   AES CORP                                   145,618        195,750
 3,000   AMCOL INTL CORP                             54,900         51,000
 1,000   BERLITZ INTERNATIONAL INC                   24,435         24,125
 7,000   CHART INDS INC                             117,595        143,500
 3,300   COSTCO COS INC                              83,800         95,288
 5,000   EAGLE HARDWARE AND GRODEN                  105,500         93,750
 8,000   INTERNATIONAL MUREX TECH CORP               54,775         48,000
 1,500   INTERSTATE BAKERIES CORP                    77,153         77,813
 3,000   KINETIC CONCEPTS INC                        44,625         44,625
 3,000   MONACO COACH CORP                           64,588         60,000
 4,000   MOTIVE POWER INDS INC                       48,700         47,000
 2,000   PROMUS HOTEL CORP                           68,370         70,500
 2,000   WELLPOINT HEALTH NETWORKS INC               77,620         84,500
 3,000   ZOLTEK COMPANIES INC                       106,500         86,859
                                                 -------------------------
                                                 13,701,662     15,217,352
                                                 -------------------------
                                                 -------------------------

              Value Line, Inc.

     Schedule XIII - Other Investments



                                                                    Historical
Mutual fund Investments                                                 Cost            Market Value

The Value Line Fund, Inc.                                        $ 2,369,176.22       $   4,416,364
The Value Line Special Situations Fund, Inc.                       3,315,466.18           3,268,233
The Value Line Income Fund, Inc.                                   1,056,047.02           1,392,438
Value Line Leveraged Growth Investors, Inc.                       14,108,058.01          19,843,395
Value Line U.S. Government Securities Fund, Inc.                   1,253,582.26           1,259,406
The Value Line Tax Exempt Fund, Inc., High Yield Portfolio         1,064,228.74           1,137,395
Value Line Convertible Fund, Inc.                                    794,095.71             817,107
Value Line Aggressive Income Trust                                 1,014,527.24           1,048,184
Value Line New York Tax Exempt Trust                                 990,478.21           1,049,691
Value Line Intermediate Bond Fund Inc.                             9,668,847.67           9,429,628
Value Line Small-Cap Growth Fund                                  10,017,363.61          11,185,388
Value Line Asset Allocation Fund, Inc.                            33,290,854.10          39,356,379
Value Line US Multinational Company Fund                          11,267,899.17          13,911,624
                                                                 ----------------------------------

Total                                                            $90,210,624.14        $108,115,232
                                                                 ----------------------------------
                                                                 ----------------------------------
