Form 10-K/A
period 1997-04-30
VALUE LINE INC
filed 1997-08-28
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549


                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K


              Annual Report Pursuant to Section l3 or l5(d) of the
                         Securities Exchange Act of l934

    For the fiscal year ended April 3O, l997   Commission File Number 0-ll3O6


                                VALUE LINE, INC.
             (Exact name of registrant as specified in its charter)

          New York                              l3-3l39843
(State or other jurisdiction of         (IRS Employer Identification
 incorporation or organization)                    Number)

                220 East 42nd Street, New York, N.Y.   lOOl7-5891
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:      (212) 907-1500
                                                   --------------------

           Securities registered pursuant to Section l2(b) of the Act:

                                      None

           Securities registered pursuant to Section l2(g) of the Act:

                          Common Stock, $.10 par value


                      DOCUMENTS INCORPORATED BY REFERENCE.

     The following documents are incorporated by reference with this filing:
Part III: None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Names of Directors, Age as of                               Director
     August 7, 1997 and Principal Occupation                      Since
     ---------------------------------------                      -----

Jean Bernhard Buttner* (62).  Chairman of the Board,              1982
President, and Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc. Chairman of the Board of each of the Value Line Funds; Trustee, Radcliffe College.

Harold Bernard, Jr. (66).  Retired Administrative Law Judge,      1982
National Labor Relations Board.  Director of Arnold Bernhard &
Co., Inc.  Judge Bernard is the cousin of Jean Bernhard Buttner.

Samuel Eisenstadt* (75).  Senior Vice President and Research      1982
Chairman of the Company.

William S. Kanaga*  (72).  Retired Chairman of Arthur Young       1986
(now Ernst & Young, accounting firm). Director of The Center for International Private Enterprise, The Business Council of the United Nations and member of the advisory council of Mercy Ships, Inc.

W. Scott Thomas (47).  Partner, Brobeck, Phleger & Harrison,      1986
attorneys.

Howard A. Brecher* (43).  Vice President of the Company since     1992
1996 and Secretary since 1992; Vice President, Secretary and
General Counsel of Arnold Bernhard & Co., Inc. since 1991 and
Director since 1992.

David T. Henigson* (40).  Vice President of the Company since     1992
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

ITEM II.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 1997, 1996 and 1995 of the chief executive officer of the Company and each of the other executive officers of the Company who were serving at April 30, 1997. The Company has only four executive officers.


                                                           Long-Term
                                                         Compensation
                                                            Awards
                                                            ------

                                   Annual Compensation
                                   --------------------
                                                          Restricted
Name and                                                     Stock       Options        All Other
Principal               Fiscal                              Award(s)     Granted     Compensation(b)
Position                 Year    Salary($)   Bonus(a)($)       ($)         (#)              ($)
----------------------  ------   --------    -----------  -----------    -------     ---------------
Jean B. Buttner          1997     772,500      600,000          -           -             17,760
Chairman of the Board    1996     766,875      500,000          -           -             17,775
and Chief Executive      1995     641,250      450,000          -           -             14,220
 Officer

Samuel Eisenstadt        1997     100,000      100,000          -           -             15,000
Senior Vice President    1996     100,000      100,000          -           -             15,000
 and Research Chairman   1995     100,000      100,000          -           -             12,000

David T. Henigson        1997      99,600      180,000          -           -             14,940
Vice President           1996      98,400      150,000          -           -             14,760
                         1995      98,400      100,000          -           -             11,808

Howard A. Brecher        1997      50,000      140,000          -           -              7,500
Vice President           1996      60,000      100,000          -           -              9,000
                         1995      70,000       55,000          -           -              8,400


SUMMARY COMPENSATION TABLE CONTINUED:


(a)  A portion of the bonuses are contingent upon future employment.


(b) Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $1,550,000 for the year ended April 30, 1997. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are pay-able upon the employee's retirement, death, total and permanent disability or termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
    AND FISCAL YEAR-END OPTION VALUES


     The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in fiscal 1997, the value realized through the exercise of such options and the number of unexercised options held by such person, including both those which are presently exercisable and those which are not presently exercisable.


                                                         Number of           Value of Unexercised
                                                     Unexercised Options     In-the-Money Options
                                                     at April 30, 1997       at April 30, 1997 (1)
                    Shares Acquired                ----------------------- ------------------------
                      Upon Option       Value                      Not                     Not
      Name             Exercise       Realized(1)  Exercisable Exercisable Exercisable Exercisable
------------------  ---------------   -----------  ----------- ----------- ----------- ------------

David T. Henigson          150          $2,400          -           -           -           -

Howard A. Brecher        1,000          $2,040        3,475         -        $13,031        -


------------------

(1) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of August 7, 1997 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address          Number of Shares       Percentage of Shares
of Beneficial Owner      Beneficially Owned     Beneficially Owned(1)
---------------------    --------------------   ------------------------
Arnold Bernhard              8,009,800                    80.27%
  & Co., Inc.(1)
220 East 42nd Street
New York,NY  10017
___________________
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

     The following table sets forth information as of June 30, 1997, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

         Name of                  Number of Shares       Percentage of Shares
   Beneficial Owner              Beneficially Owned      Beneficially Owned
-----------------------------   ------------------      --------------------
Jean Bernhard Buttner                  100(1)                     *
Harold Bernard, Jr.                    389                        *
Samuel Eisenstadt                        0(1)                     *
William S. Kanaga                    2,000                        *
W. Scott Thomas                      1,000                        *
Howard A. Brecher                    3,300(2)                     *
David T. Henigson                      150                        *

All directors and executive
officers as a group (7 persons)      6,939(1)(2)                  *
______________
*Less than one percent

(1) Excludes 8,009,800 shares (80.27% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. All of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Bernhard family and employees or former employees of Arnold Bernhard & Co., Inc. or the Company.

(2) Includes 2,975 shares purchasable within 60 days of June 30, 1997 upon the exercise of stock options by Mr. Brecher.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the year ended April 30, 1997, the Company was reimbursed $493,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 1O-K for the fiscal year ended April 3O, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VALUE LINE, INC.
                                  (Registrant)



                    By:   s/ Jean Bernhard Buttner
                        ----------------------------------
                        Jean Bernhard Buttner
                        Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    By:   s/ Jean Bernhard Buttner
                        ----------------------------------
                          Jean Bernhard Buttner
                          Principal Executive Officer


                    By:   s/ Stephen R. Anastasio
                        ----------------------------------
                          Stephen R. Anastasio
                          Principal Financial
                          and Accounting Officer



Dated: August 20, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 1O-K for the fiscal year ended April 3O, 1997, to be signed on its behalf by the undersigned as Directors of the Registrant.


s/ Jean Bernhard Buttner             s/ William S. Kanaga
--------------------------           ---------------------------
Jean Bernhard Buttner                William S. Kanaga


s/ Harold Bernard, Jr.               s/ Howard A. Brecher
--------------------------           ---------------------------
Harold Bernard, Jr.                  Howard A. Brecher


s/ W. Scott Thomas                   s/ Samuel Eisenstadt
--------------------------           ---------------------------
W. Scott Thomas                      Samuel Eisenstadt



                                     s/ David T. Henigson
                                     ---------------------------
                                     David T. Henigson


Dated: August 20, 1997