Form 10-Q
period 1997-07-31
VALUE LINE INC
filed 1997-09-15
CIK 717720

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      Form 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended JULY 31, 1997       Commission file number 0-11306
                                                                  -------


                                   VALUE LINE, INC.
                                   ----------------
                (Exact name of registrant as specified in its charter)


                 New York                                13-3139843

      ----------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


       220 East 42nd Street, New York, New York          10017-5891

      ----------------------------------------------------------------------
         (address of principal executive offices)          (zip code)


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

                                                     Yes /X/  No / /


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at July 31, 1997
                  -----                          ----------------------------

         Common stock, $.10 par value                    9,978,625 Shares
                                                         ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                   VALUE LINE, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        July 31,     Apr. 30,
Assets                                                    1997         1997
Current Assets:                                         ----------   ----------
  Cash and cash equivalents (including short term
   investments of $18,041 and $15,476, respectively)     $19,707      $16,083
  Trading securities                                      18,693       15,217
  Accounts receivable, net of allowance for doubtful
   accounts of $603 and $593, respectively                 2,565        2,603
  Receivable from affiliates                               2,110        1,849
  Prepaid expenses and other current assets                1,903        1,824
  Deferred income taxes                                    1,205        1,205
                                                        ----------   ----------
    Total current assets                                  46,183       38,781

  Long term securities available for sale                127,731      108,115
  Property and equipment, net                             13,221       13,370
  Goodwill                                                    43           44
                                                        ----------   ----------
    Total assets                                        $187,178     $160,310
                                                        ----------   ----------
                                                        ----------   ----------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                $7,497       $8,009
  Accrued salaries                                         2,729        2,208
  Dividends payable                                        2,495        2,495
  Accrued taxes payable                                    4,870          808
                                                        ----------   ----------
    Total current liabilities                             17,591       13,520

  Unearned revenue                                        40,324       42,191
  Deferred income taxes                                   13,773        6,982
  Deferred charges                                         1,183        1,253

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                        1,000        1,000
  Additional paid-in capital                                 959          954
  Retained earnings                                       88,510       83,194
  Treasury stock, at cost (21,375 shares on 7/31/97,
   21,875 shares on 4/30/97)                                (411)        (421)
  Unrealized gain on securities, net of taxes             24,249       11,637
                                                        ----------   ----------
    Total shareholders' equity                           114,307       96,364
                                                        ----------   ----------
    Total liabilities and shareholders' equity          $187,178     $160,310
                                                        ----------   ----------
                                                        ----------   ----------
The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                   VALUE LINE, INC.
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                          For the three months
                                                                 ended

                                                        July 31,     July 31,
                                                          1997         1996
                                                        ----------   ----------
Revenues:
  Investment periodicals and
   related publications                                  $15,433      $15,438
  Investment management fees & svcs                        7,737        7,019
                                                        ----------   ----------
    Total revenues                                        23,170       22,457
                                                        ----------   ----------
Expenses:
  Advertising and promotion                                3,154        3,082
  Salaries and employee benefits                           5,321        5,489
  Printing, paper and distribution                         1,776        2,280
  Office and administration                                1,944        2,185
                                                        ----------   ----------
    Total expenses                                        12,195       13,036
                                                        ----------   ----------

Income from operations                                    10,975        9,421
Income from securities trans., net                         1,903        1,458
                                                        ----------   ----------
Income before income taxes                                12,878       10,879
Provision for income taxes                                 5,067        4,353
                                                        ----------   ----------
    Net income                                            $7,811       $6,526

Retained earnings, at beginning of
 year                                                     83,194      196,834
Dividends declared                                        (2,495)      (1,997)
                                                        ----------   ----------
Retained earnings, at end of period                      $88,510     $201,363
                                                        ----------   ----------
                                                        ----------   ----------
Earnings per share                                         $0.78        $0.65
                                                        ----------   ----------
                                                        ----------   ----------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                                   VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                         For the three months
                                                                ended
                                                        July 31,     July 31,
                                                          1997         1996
Cash flows from operating activities:                -----------  -----------
  Net income                                              $7,811       $6,526

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                              404          334
  Accretion of discount                                      ---         (120)
 (Gains)/losses on sales of trading securities and
      securities held for sale                             1,143       (4,245)
  Unrealized (gains)/losses on trading securities         (2,578)       4,068

  Changes in assets and liabilities:
   (Decrease) in unearned revenue                         (1,867)      (2,174)
   (Decrease) in deferred charges                            (70)         (69)
   Increase/(decrease) in accounts payable and
      accrued expenses                                    (1,003)         500
   Increase in accrued salaries                              521          682
   Increase in interest payable                              ---           38
   Increase in accrued taxes payable                       4,062        3,724
   (Increase)/decrease in prepaid expenses and
      other current assets                                   (79)         519
   (Increase)/decrease in accounts receivable                391          741
   (Increase)/decrease in receivable from affiliates        (261)          48
                                                        ----------   ----------
    Total adjustments                                        663        4,046
                                                        ----------   ----------
Net cash provided by operations                            8,474       10,572
                                                        ----------   ----------
Cash flows from investing activities:
  Proceeds from sales of securities                          ---       18,344
  Purchases of securities                                   (213)      (4,907)
  Proceeds from sales of trading securities                8,713       20,971
  Purchases of trading securities                        (10,616)     (18,269)
  Acquisitions of property, and equipment, net              (254)        (221)
                                                        ----------   ----------
Net cash provided by/(used in) investing activities       (2,370)      15,918
                                                        ----------   ----------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                        15          ---
  Dividends paid                                          (2,495)      (1,997)
  Repayment of obligation under repurchase agreement         ---       (9,095)
                                                        ----------   ----------
Net cash (used in) financing activities                   (2,480)     (11,092)
                                                        ----------   ----------
Net increase in cash and cash equivalents                  3,624       15,398
Cash and cash equivalents at beginning of period          16,083       31,752
                                                        ----------   ----------
Cash and cash equivalents at end of period               $19,707      $47,150
                                                        ----------   ----------
                                                        ----------   ----------
The accompanying notes are an integral part of these financial statements.

                                   VALUE LINE, INC.
               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES - NOTE 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 15, 1997 for the fiscal year ended April 30, 1997. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 1997 and April 30, 1997, cash equivalents included $16,614,000 and $13,815,000, respectively, invested in the Value Line money market funds.

Valuation of Securities:

The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds are valued at market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method.

Trading securities, which consist of securities held by Value Line Securities, Inc., the Company's broker-dealer subsidiary, are valued at market with realized and unrealized gains and losses included in earnings.

Financial Instruments with Off-Balance-Sheet Risk:

In the normal course of business, the Company enters into exchange traded financial futures contracts as part of its trading securities portfolio. These contracts are intended to effectively manage the Company's financial equity holdings in accordance with its asset allocation model. The Company accounts for these instruments at market value, with gains and losses included in the Consolidated Statements of Income and Retained Earnings.

Reclassification:

Certain items included in the prior year's Consolidated Statements of Cash Flows have been restated to conform with the current year's presentation.

                                   VALUE LINE, INC.
               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $14,599,000 and $13,702,000 and a market value of $18,693,000 and $15,217,000 at
July 31, 1997 and April 30, 1997, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $90,425,000 and $90,211,000 and the market value was $127,731,000 and $108,115,000 at July 31, 1997 and April 30, 1997, respectively. At July 31, 1997, the increase in gross unrealized appreciation on these securities of $19,403,000, net of deferred taxes of $6,791,000, was included in shareholders' equity.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $1,095,000 and $627,000 during the three months ended July 31, 1997 and 1996, respectively. Interest payments of $481,000 were remitted during the first three months of fiscal 1996.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
       CONCENTRATION OF CREDIT RISK - NOTE 4:

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At July 31, 1997, the underlying notional value of such commitments was $9,268,000. The Company limits its credit risk associated with such instruments by entering exclusively into highly liquid, exchange traded futures contracts.

                                   VALUE LINE, INC.
               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ESTIMATED FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS - NOTE 5:
Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

Derivative financial instruments held for trading purposes are reflected at fair value at July 31, 1997 and recorded as a liability in the Consolidated Balance Sheets. The fair value at July 31, 1997 was $510,000 and the average fair value for the quarter ended July 31, 1997 was $862,000, respectively.

Net realized and unrealized trading gains related to equity securities aggregated $1,443,000 and $2,578,000, respectively, for the three months ended July 31, 1997. Net trading losses related to derivative financial instruments used to reduce financial market exposure from the Company's equities securities holdings, amounted to $2,586,000 for the quarter ended July 31, 1997. Income from securities transactions of $1,903,000 are reflected net of derivative trading activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) has liquid resources which are used in its business of $156,323,000 at July 31, 1997. In addition to $28,592,000 in working capital, the Company has long-term securities available for sale with a market value of $127,731,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $8,474,000 decreased $2,098,000 from last year's level, primarily as a result of the funding of the Company's profit sharing plan during the first quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. Furthermore, the prior year's additional cash flows reflect a reduction in prepaid expenses and other current assets, principally inventory and prepaid postage with a redeployment of these funds to the Company's mutual fund holdings.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during fiscal 1998.

RESULTS OF OPERATIONS:

Net income for the three months ended July 31, 1997 was $7,811,000 or $.78 per share compared to net income of $6,526,000 or $.65 per share for the first quarter of fiscal 1997; an increase of $1,285,000 or 20% from the prior year's level. Both revenues and operating income for the quarter ended July 31, 1997 set new record highs for the Company and exceeded the prior year's levels by 3% and 17%, respectively. Net income was the third highest during any first quarter period.

Revenues of $23,170,000 for the three months ended July 31, 1997 were $713,000 or 3% above the comparable results for fiscal 1997. Subscription revenues for the first three months ended July 31, 1997 of $15,433,000 were approximately equal with revenues from the comparable period of fiscal 1997, reflecting additional revenues from various new products offset by a reduction in fulfillment revenues from former third party clients of the Compupower Corporation. Revenues from The Value Line Investment Survey increased 6% as a result of a 9% price increase that went into effect February 1, 1996. Revenues derived from investment management fees and services for the three months ended July 31, 1997 of $7,737,000 were $718,000 or 10% above the level at July 31, 1996. The increase in revenues resulted primarily from a 8% increase in the average annual net assets under management in the Company's mutual funds, including the appreciation in the value of the portfolios under management resulting from the rise in the financial markets. Assets under management in the Company's mutual funds at July 31, 1997 increased 19% from the levels at July 31, 1996.

Expenses for the three months ended July 31, 1997 were $12,195,000; 7% below last year's comparable level of $13,036,000. Advertising expenses of $3,154,000 were 2% above the prior year's level. Advertising for The Value Line Investment Survey increased $318,000, primarily from higher levels of media advertising during the first quarter of fiscal 1998. Promotional expenses for the Value Line Mutual Funds increased $167,000. The Company incurred expenses related to a selling arrangement for two of the equity funds for which the Company is the advisor that became effective July 1, 1996. Salary and employee benefit expenses of $5,321,000 were $168,000 below the prior year's level of $5,489,000 for the first quarter. Compupower's staff has been reduced as a result of the termination of services to third parties. Printing, paper and distribution expenses of $1,776,000 at July 31, 1997 declined $504,000 from expenses of $2,280,000 for the comparable period of fiscal 1997 primarily due to an approximate 10% reduction in the cost of paper inventory and the utilization of new technology that maximizes 2nd class discounts offered by the U.S. Postal Service. Office and administration expenses of $1,944,000 decreased $241,000 or 11% from the prior year's level. Professional fees, included in the prior year, related to a lawsuit from which the Company won a $558,000 award during the latter part of fiscal 1997 accounted for the reduction. Additionally, expenses related to credit card

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

processing fees declined $70,000 from the prior year's level from a negotiated favorable pricing arrangement with the Company's credit card processing merchant.

The Company's securities portfolios produced income from securities transactions for the three months ended July 31, 1997 of $1,903,000 as compared with $1,458,000 of income last fiscal year. The primary cause for the increase was the additional capital gains from the Company's trading portfolio partially offset by a decline in capital gains from stock future indices used to reduce the Company's financial equity market exposure. An additional contributing factor was the lower dividend income that resulted from a reduction in the size of the trading and long term securities portfolios during January 1997. The reduction in the portfolios resulted from the $15.00 per share special dividend distributed to all shareholders in January 1997 following the Company's achievement of record earnings during six of the last eight fiscal years.

                                   VALUE LINE, INC.

                                      Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended July 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Value Line, Inc.
                                         (Registrant)




Date:  September 12, 1997         By:  /s/Jean Bernhard Buttner
                                       ------------------------
                                       Jean Bernhard Buttner
                                       Chairman & Chief Executive Officer


Date:  September 12, 1997         By:  /s/Stephen R. Anastasio
                                       ------------------------
                                       Stephen R. Anastasio
                                       Chief Accounting Officer