Form 10-Q
period 1997-10-31
VALUE LINE INC
filed 1997-12-12
CIK 717720

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    Form 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended OCTOBER 31, 1997               Commission file number 0-11306
                                                                        -------
                                  VALUE LINE, INC.
                                  ----------------
              (Exact name of registrant as specified in its charter)

               New York                                       13-3139843
-------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     220 East 42nd Street, New York, New York                    10017-5891
-------------------------------------------------------------------------------
     (address of principal executive offices)                    (zip code)

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

                                                  Yes  X         No
                                                      ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at October 31, 1997
              -----                          -------------------------------

     Common stock, $.10 par value                    9,978,625 Shares
                                                     ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                   VALUE LINE, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)
                                                       Oct. 31,      Apr. 30,
Assets                                                   1997          1997
Current Assets:                                       ---------     ---------
  Cash and cash equivalents (including short term
   investments of $11,579 and $15,476, respectively)    $12,372       $16,083
  Trading securities                                     20,260        15,217
  Accounts receivable, net of allowance for doubtful
   accounts of $556 and $593, respectively                3,255         2,603
  Receivable from affiliates                              2,199         1,849
  Prepaid expenses and other current assets               1,528         1,824
  Deferred income taxes                                   1,205         1,205
                                                      ---------     ---------
    Total current assets                                 40,819        38,781

  Long term securities available for sale               128,173       108,115
  Property and equipment, net                            12,983        13,370
  Goodwill                                                   42            44
                                                      ---------     ---------
    Total assets                                       $182,017      $160,310
                                                      ---------     ---------
                                                      ---------     ---------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities               $5,238        $8,009
  Accrued salaries                                        1,648         2,208
  Dividends payable                                       2,495         2,495
  Accrued taxes payable                                     754           808
                                                      ---------     ---------
    Total current liabilities                            10,135        13,520

  Unearned revenue                                       37,896        42,191
  Deferred income taxes                                  13,851         6,982
  Deferred charges                                        1,114         1,253

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                       1,000         1,000
  Additional paid-in capital                                959           954
  Retained earnings                                      93,078        83,194
  Treasury stock, at cost (21,375 shares on 10/31/97,
   21,875 shares on 4/30/97)                               (411)         (421)
  Unrealized gain on securities, net of taxes            24,395        11,637
                                                      ---------     ---------
    Total shareholders' equity                          119,021        96,364
                                                      ---------     ---------
    Total liabilities and shareholders' equity         $182,017      $160,310
                                                      ---------     ---------
                                                      ---------     ---------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS


                                   VALUE LINE, INC.
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               OCT. 31,                    OCT. 31,
                                                         1997          1996          1997          1996
                                                      ---------     ---------     ---------     ---------
Revenues:
  Investment periodicals and
   Related publications                                 $15,309       $15,168       $30,742       $30,606
  Investment management fees & svcs                       8,412         7,179        16,149        14,198
                                                      ---------     ---------     ---------     ---------
    Total revenues                                       23,721        22,347        46,891        44,804
                                                      ---------     ---------     ---------     ---------
Expenses:
  Advertising and promotion                               3,716         3,874         6,870         6,956
  Salaries and employee benefits                          5,676         5,410        10,997        10,899
  Printing, paper and distribution                        1,910         2,076         3,686         4,356
  Office and administration                               1,952         1,963         3,896         4,148
                                                      ---------     ---------     ---------     ---------
    Total expenses                                       13,254        13,323        25,449        26,359
                                                      ---------     ---------     ---------     ---------

Income from operations                                   10,467         9,024        21,442        18,445
Income from securities transactions, net                  1,162         4,040         3,065         5,498
                                                      ---------     ---------     ---------     ---------
Income before income taxes                               11,629        13,064        24,507        23,943
Provision for income taxes                                4,566         5,225         9,633         9,578
                                                      ---------     ---------     ---------     ---------
    Net income                                           $7,063        $7,839       $14,874       $14,365

Retained earnings, at beginning of
  period                                                 88,510       201,363        83,194       196,834
Dividends declared                                       (2,495)       (2,495)       (4,990)       (4,492)
                                                      ---------     ---------     ---------     ---------
Retained earnings, at end of period                     $93,078      $206,707       $93,078      $206,707
                                                      ---------     ---------     ---------     ---------
                                                      ---------     ---------     ---------     ---------
Earnings per share                                        $0.71         $0.79         $1.49         $1.44
                                                      ---------     ---------     ---------     ---------
                                                      ---------     ---------     ---------     ---------


The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                                   VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)            FOR THE SIX
                                                            MONTHS ENDED
                                                       OCT. 31,      OCT. 31,
                                                         1997          1996
Cash flows from operating activities:                 ---------     ---------
Net income                                              $14,874       $14,365

Adjustments to reconcile net income to net cash
 Provided by operating activities:
  Depreciation and amortization                             788           705
  Accretion of discount                                     ---          (224)
  Gains on sales of trading securities, securities
   held for sale and futures contracts                   (1,554)       (5,488)
  Unrealized (gains)/losses on tradinG securities          (571)        2,617
  Writedown of goodwill                                     ---           328

  Changes in assets and liabilities:
   Decrease in unearned revenue                          (4,295)       (3,900)
   Increase in deferred charges                            (139)         (138)
   Increase/(decrease) in accounts payable
    and accrued expenses                                 (2,727)        1,738
   Decrease in accrued salaries                            (560)         (269)
   Increase in interest payable                             ---           181
   Decrease in accrued taxes payable                        (54)         (393)
   Decrease in prepaid expenses
    and other current assets                                296            83
   Decrease in accounts receivable                          298           197
   Increase in receivable from affiliates                  (350)         (234)
                                                      ---------     ---------
    Total adjustments                                    (8,868)       (4,797)
                                                      ---------     ---------
Net cash provided by operations                           6,006         9,568

Cash flows from investing activities:
  Proceeds from sales of securities                       9,762        18,341
  Purchases of securities                               (10,254)       (5,520)
  Proceeds from sales of trading securities              21,936        38,741
  Purchases of trading securities                       (25,787)      (37,750)
  Acquisition of property, and equipment, net              (399)       (1,581)
                                                      ---------     ---------
Net cash provided by/(used in) investing activities      (4,742)       12,231

Cash flows from financing activities:
  Proceeds from sales of treasury stock                      15             3
  Dividends paid                                         (4,990)       (3,993)
  Repayment of obligation under repurchase agreement        ---        (9,095)
                                                      ---------     ---------
Net cash (used in) financing activities                  (4,975)      (13,085)
                                                      ---------     ---------
Net (decrease)/increase in cash and cash equivalents     (3,711)        8,714
Cash and cash equivalents at beginning of period         16,083        31,752
                                                      ---------     ---------
Cash and cash equivalents at end of period              $12,372       $40,466
                                                      ---------     ---------
                                                      ---------     ---------

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

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 1997 and April 30, 1997, cash equivalents included $9,559,000 and $13,815,000, respectively, invested in the Value Line money market funds.

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

                                   VALUE LINE, INC.
               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $18,174,000 and $13,702,000 and a market value of $20,260,000 and $15,217,000 at
October 31, 1997 and April 30, 1997, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities portfolio was $90,642,000 and $90,211,000 and the market value was $128,173,000 and $108,115,000 at October
31, 1997 and April 30, 1997, respectively. At October 31, 1997, the increase in gross unrealized appreciation on these securities of $19,628,000, net of the increase in deferred taxes of $6,870,000, was included in shareholders' equity.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $9,688,000 and $9,971,000 during the six months ended October 31, 1997 and 1996, respectively. Interest payments of $705,000 were remitted during the first six months of fiscal 1997.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
        CONCENTRATION OF CREDIT RISK - NOTE 4:

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At October 31, 1997, the underlying notional value of such commitments was $8,125,000. The Company limits its credit risk associated with such instruments by entering exclusively into highly liquid, exchange traded futures contracts.

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

Derivative financial instruments held for trading purposes are reflected at fair value at October 31, 1997 and recorded as an asset or liability in the Consolidated Balance Sheets. The fair value of the asset at October 31, 1997 was $317,000 and the average fair value for the six months ended October 31, 1997 was a liability of $475,000, respectively.

Net realized and unrealized trading gains related to equity securities aggregated $4,402,000 and $571,000, respectively, for the six months ended October 31, 1997. Net trading losses related to derivative financial instruments used to reduce financial market exposure from the Company's equities securities holdings, amounted to $2,848,000 for the six months ended October 31, 1997. Income from securities transactions of $3,065,000 is reflected net of derivative trading activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) has liquid resources which are used in its business of $158,857,000 at October 31, 1997. In addition to $30,684,000 in working capital, the Company has long-term securities available for sale with a market value of $128,173,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $6,006,000 decreased $3,562,000 from last year's level, partly as a result of the funding of the Company's profit sharing plan during the first quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. Furthermore, as part of its ongoing cash management program, the Company has been paying its invoices on a more timely basis than in fiscal 1997.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during fiscal 1998.

RESULTS OF OPERATIONS:

Net income for the six months ended October 31, 1997 of $14,874,000 or $1.49 per share was the third highest in the Company's history and compares to net income of $14,365,000 or $1.44 per share for the first six months of fiscal 1997, an increase of 4% from the prior year's level. Net income for the second quarter of fiscal 1998 of $7,063,000 or $.71 per share was the fourth highest in the Company's history and compares to net income of $7,839,000 for the three months ended October 31, 1996. Both revenues and operating income for the six months and second quarter ended October 31, 1997 set new record highs for the Company. Revenues exceeded the prior year's levels by 6% and 5% for the second quarter and six months, respectively. In addition, operating income for the second quarter and six months ended October 31, 1997 exceeded the prior year levels by 16% and 16% respectively.

Revenues of $46,891,000 for the six months ended October 31, 1997 were $2,087,000 or 5% above the comparable results for fiscal 1997. Subscription revenues for the first six months of fiscal 1998 of $30,742,000 were $136,000 above revenues for the comparable period of fiscal 1997, reflecting additional revenues from various new products offset by a reduction in fulfillment revenues from former third party clients of the Compupower Corporation. Revenues from The Value Line Investment Survey remained approximately equal to the prior year's level and include a 9% price increase that went into effect February 1, 1996. Revenues derived from investment management fees and services for the six months ended October 31, 1997 of $16,149,000 were $1,951,000 or 14% above the level at October 31, 1996. The increase in revenues resulted primarily from an 13% increase in the average annual net assets under management in the Company's mutual funds. A portion of the appreciation in the value of the portfolios under management resulted from the rise in the financial markets. Assets under management in the Company's mutual funds at October 31, 1997 increased 9% from the levels at October 31, 1996.

Expenses for the six months ended October 31, 1997 were $25,449,000, 3% below last year's comparable level of $26,359,000. Advertising expenses of $6,870,000 were 1% below the prior year's level. Advertising for The Value Line Investment Survey increased 4% primarily from higher levels of promotional incentives used to solicit new trial orders. Promotional expenses for the Value Line Mutual Funds increased $463,000 from fiscal 1997's level. The increase in expenses relates primarily to a selling arrangement that became effective July 1, 1996 for two of the equity funds for which the Company is the advisor. Salary and employee benefit expenses of $10,997,000 were less than 1% above the prior year's level of $10,899,000 for the first six months. The reduction in Compupower's staff as a result of the termination of services to third parties contributed to the stable level of expenses. Printing, paper and distribution expenses of $3,686,000 at October 31, 1997 declined $670,000 from expenses of $4,356,000 for the comparable period of fiscal 1997 primarily due to the lower costs associated with production of the electronic products as compared with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


the print publications, an approximate 10% reduction in the cost of paper inventory and the utilization of new technology that maximizes 2nd class discounts offered by the U.S. Postal Service. Office and administration expenses of $3,896,000 decreased $252,000 or 6% from the prior year's level. Part of the prior year office and administrative expenses include professional fees relating to a lawsuit from which the Company won a $558,000 award during the latter part of fiscal 1997. Additionally, expenses for fiscal 1997 include a charge of $328,000 for the writedown of goodwill at the Company's fulfillment subsidiary resulting from a decision to restructure these operations, and a negotiated settlement with the landlord of the Company's headquarters facility in which the Company received an award of $906,000.

The Company's securities portfolios produced income from securities transactions for the six months ended October 31, 1997 of $3,065,000 compared with $5,498,000 last fiscal year. The primary cause for the decrease was the reduced level of dividend income from the Company's mutual fund holdings that resulted from the smaller size of the trading and long term securities portfolios. The reduction in the portfolios resulted from the $15.00 per share special dividend distributed to all shareholders in January 1997 following the Company's achievement of record earnings during six of the last eight fiscal years. Also, the six months of fiscal 1997 include $1,289,000 of additional capital gain income from sales of the Company's long term mutual fund holdings.

                                VALUE LINE, INC.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended
October 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Value Line, Inc.
                                              (Registrant)


Date: December 12, 1997                By:  /s/Jean Bernhard Buttner
                                            -----------------------------------
                                            Jean Bernhard Buttner
                                            Chairman & Chief Executive Officer


Date: December 12, 1997                By:  /s/Stephen R. Anastasio
                                            -----------------------------------
                                            Stephen R. Anastasio
                                            Chief Accounting Officer