Form 10-Q
period 1998-01-31
VALUE LINE INC
filed 1998-03-16
CIK 717720

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      Form 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended JANUARY 31, 1998    Commission file number 0-11306
                                                                  -------

                                   VALUE LINE, INC.
                                 -------------------
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

                                                  Yes /X/       No / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at January 31, 1998
                  -----                      -------------------------------



       Common stock, $.10 par value                 9,978,625 Shares




PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS           VALUE LINE, INC.
                                   CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                           (UNAUDITED)

                                                               JAN. 31,      APR. 30,
ASSETS                                                          1998           1997
CURRENT ASSETS:                                                --------      --------
  CASH AND CASH EQUIVALENTS (INCLUDING SHORT TERM
   INVESTMENTS OF $25,124 AND $15,476, RESPECTIVELY)           $25,758        $16,083
  TRADING SECURITIES                                            13,843         15,217
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
   ACCOUNTS OF $495 AND $593, RESPECTIVELY                       1,350          2,603
  RECEIVABLE FROM AFFILIATES                                     2,268          1,849
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                      1,667          1,824
  DEFERRED INCOME TAXES                                          1,205          1,205
                                                              --------       --------
    TOTAL CURRENT ASSETS                                        46,091         38,781

  LONG TERM SECURITIES AVAILABLE FOR SALE                      129,399        108,115
  PROPERTY AND EQUIPMENT, NET                                   12,800         13,370
  GOODWILL                                                          41             44
                                                              --------       --------
    TOTAL ASSETS                                              $188,331       $160,310
                                                              --------       --------
                                                              --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                      $5,908         $8,009
  ACCRUED SALARIES                                               1,601          2,208
  DIVIDENDS PAYABLE                                              2,495          2,495
  ACCRUED TAXES PAYABLE                                          5,437            808
                                                              --------       --------
    TOTAL CURRENT LIABILITIES                                   15,441         13,520

  UNEARNED REVENUE                                              38,971         42,191
  DEFERRED INCOME TAXES                                          9,711          6,982
  DEFERRED CHARGES                                               1,044          1,253

SHAREHOLDERS' EQUITY:
  COMMON STOCK, $.10 PAR VALUE; AUTHORIZED 30,000,000
   SHARES; ISSUED 10,000,000 SHARES                              1,000          1,000
  ADDITIONAL PAID-IN CAPITAL                                       959            954
  RETAINED EARNINGS                                            104,910         83,194
  TREASURY STOCK, AT COST (21,375 SHARES ON 1/31/98,
   21,875 SHARES ON 4/30/97)                                      (411)          (421)
  UNREALIZED GAIN ON SECURITIES, NET OF TAXES                   16,706         11,637
                                                              --------       --------
    TOTAL SHAREHOLDERS' EQUITY                                 123,164         96,364
                                                              --------       --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $188,331       $160,310
                                                              --------       --------
                                                              --------       --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS           VALUE LINE, INC.
                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         JAN. 31,                          JAN. 31,
                                                     1998           1997              1998           1997
                                                  --------       --------         --------       --------
REVENUES:
  INVESTMENT PERIODICALS AND
   RELATED PUBLICATIONS                           $15,394        $15,872           $46,136        $46,478
  INVESTMENT MANAGEMENT FEES & SVCS                 8,130          7,699            24,279         21,897
  SETTLEMENT OF DISPUTED SECURITIES TRANSACTIONS      ---            196               ---            196
                                                  --------       --------         --------       --------
    TOTAL REVENUES                                 23,524         23,767            70,415         68,571
                                                  --------       --------         --------       --------

EXPENSES:
  ADVERTISING AND PROMOTION                         4,094          4,769            10,964         11,725
  SALARIES AND EMPLOYEE BENEFITS                    5,521          5,517            16,518         16,416
  PRINTING, PAPER AND DISTRIBUTION                  1,955          2,099             5,641          6,455
  OFFICE AND ADMINISTRATION                         2,070          2,967             5,966          7,115
                                                  --------       --------         --------       --------
    TOTAL EXPENSES                                 13,640         15,352            39,089         41,711
                                                  --------       --------         --------       --------

INCOME FROM OPERATIONS                              9,884          8,415            31,326         26,860
INCOME FROM SECURITIES TRANSACTIONS, NET           13,372         31,746            16,437         37,244
                                                  --------       --------         --------       --------
INCOME BEFORE INCOME TAXES                         23,256         40,161            47,763         64,104
PROVISION FOR INCOME TAXES                          8,930         15,048            18,563         24,626
                                                  --------       --------         --------       --------
    NET INCOME                                    $14,326        $25,113           $29,200        $39,478

RETAINED EARNINGS, AT BEGINNING OF
  PERIOD                                           93,078        206,707            83,194        196,834
DIVIDENDS DECLARED                                 (2,494)      (152,164)           (7,484)      (156,656)
                                                  --------       --------         --------       --------
RETAINED EARNINGS, AT END OF PERIOD              $104,910        $79,656          $104,910        $79,656
                                                  --------       --------         --------       --------
                                                  --------       --------         --------       --------
EARNINGS PER SHARE                                  $1.44          $2.52             $2.93          $3.96
                                                  --------       --------         --------       --------
                                                  --------       --------         --------       --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.






PART I - FINANCIAL INFORMATION              VALUE LINE, INC.
  ITEM 1. FINANCIAL STATEMENTS   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)          FOR THE NINE
                                                                    MONTHS ENDED
                                                              JAN. 31,       JAN. 31,
                                                                1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:                         --------       --------
NET INCOME                                                     $29,200        $39,478

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                  1,186          1,064
  ACCRETION OF DISCOUNT                                            ---           (224)
  GAINS ON SALES OF TRADING SECURITIES, SECURITIES
   HELD FOR SALE AND FUTURES CONTRACTS                         (13,919)       (46,783)
  UNREALIZED (GAINS)/LOSSES ON TRADING SECURITIES                 (260)        14,348
  WRITEDOWN OF GOODWILL                                            ---            328

  CHANGES IN ASSETS AND LIABILITIES:
   DECREASE IN UNEARNED REVENUE                                 (3,220)        (2,489)
   INCREASE IN DEFERRED CHARGES                                   (209)          (208)
   INCREASE/(DECREASE) IN ACCOUNTS
    PAYABLE AND ACCRUED EXPENSES                                (2,027)         1,084
   DECREASE IN ACCRUED SALARIES                                   (607)           (42)
   INCREASE IN INTEREST PAYABLE                                    ---            (63)
   DECREASE IN ACCRUED TAXES PAYABLE                             4,629          8,933
   DECREASE IN PREPAID EXPENSES
    AND OTHER CURRENT ASSETS                                       157          1,152
   DECREASE IN ACCOUNTS RECEIVABLE                               1,719            990
   INCREASE IN RECEIVABLE FROM AFFILIATES                         (419)            36
                                                              --------       --------
    TOTAL ADJUSTMENTS                                          (12,970)       (21,874)
                                                              --------       --------
NET CASH PROVIDED BY OPERATIONS                                 16,230         17,604

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF SECURITIES                              9,783        147,505
  PURCHASES OF SECURITIES                                      (11,289)       (24,342)
  PROCEEDS FROM SALES OF TRADING SECURITIES                     30,428        107,425
  PURCHASES OF TRADING SECURITIES                              (27,395)       (58,314)
  ACQUISITION OF PROPERTY, AND EQUIPMENT, NET                     (613)        (2,061)
                                                              --------       --------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                914        170,213

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM SALES OF TREASURY STOCK                             15             32
  DIVIDENDS PAID                                                (7,484)      (156,156)
  REPAYMENT OF OBLIGATION UNDER REPURCHASE AGREEMENT               ---        (36,994)
                                                              --------       --------
NET CASH (USED IN) FINANCING ACTIVITIES                         (7,469)      (193,118)
                                                              --------       --------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             9,675         (5,301)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                16,083         31,752
                                                              --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $25,758        $26,451
                                                              --------       --------
                                                              --------       --------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   VALUE LINE, INC.
               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES - NOTE 1:
----------------------------------------------

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

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 1998 and April 30, 1997, cash equivalents included $23,663,000 and $13,815,000, respectively, invested in the Value Line money market funds.

Valuation of Securities:

The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds are valued at market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method.

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

                                   VALUE LINE, INC.
               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARKETABLE SECURITIES - NOTE 2:
------------------------------------

Trading Securities:

Securities held by Value Line Securities, Inc. Had an aggregate cost of $12,067,000 and $13,702,000 and a market value of $13,843,000 and $15,217,000 at
January 31, 1998 and April 30, 1997, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities portfolio was $103,698,000 and $90,211,000 and the market value was $129,399,000 and $108,115,000 at January
31, 1998 and April 30, 1997, respectively. At January 31, 1998, the increase in gross unrealized appreciation on these securities of $7,798,000, net of the increase in deferred taxes of $2,729,000, was included in shareholders' equity.

Supplemental Disclosure of Cash Flow Information - Note 3:
-------------------------------------------------------------------

Cash payments for income taxes were $13,934,000 and $9,971,000 during the nine months ended January 31, 1998 and 1997, respectively. Interest payments of $705,000 were remitted during the nine months of fiscal 1997.

Financial Instruments with Off-Balance-Sheet Risk and
        Concentration of Credit Risk - Note 4:
--------------------------------------------------------------------

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At January 31, 1998, the underlying notional value of such commitments was $1,868,000. The Company limits its credit risk associated with such instruments by entering exclusively into highly liquid, exchange traded futures contracts.

                                   VALUE LINE, INC.
               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Estimated Fair Value of Financial and Derivative Instruments - Note 5:
----------------------------------------------------------------------------

Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

Derivative financial instruments held for trading purposes are reflected at fair value at January 31, 1998 and recorded as an asset or liability in the Consolidated Balance Sheets. The fair value of the asset at January 31, 1998 was $6,000 and the average fair value for the nine months ended January 31, 1998 was a liability of $312,000, respectively.

Net realized and unrealized trading gains related to equity securities and mutual fund shares held aggregated $16,833,000 and $260,000, respectively, for the nine months ended January 31, 1998. Net trading losses related to derivative financial instruments used to reduce financial market exposure from the Company's equities securities holdings, amounted to $2,805,000 for the nine months ended January 31, 1998. Income from securities transactions of $16,437,000 is reflected net of derivative trading activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) has liquid resources which are used in its business of $160,049,000 at January 31, 1998. In addition to $30,650,000 in working capital, the Company has long-term securities available for sale with a market value of $129,399,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $16,230,000 decreased $1,374,000 from last year's level primarily as a result of the timing of the payment of invoices related to advertising and promotional expenses. Furthermore, cash flows from investing activities were $169,299,000 higher in the fiscal 1997 as a direct result of the receipt of proceeds from sales of mutual fund holdings in preparation of the special dividend paid in January 1997.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during fiscal 1998.

RESULTS OF OPERATIONS:

Net income for the nine months ended January 31, 1998 of $29,200,000 or $2.93 per share was the third highest in the Company's history and compares to net income of $39,478,000 or $3.96 per share for the first nine months of fiscal 1997. Net income for the third quarter of fiscal 1998 of $14,326,000 or $1.44 per share was the second highest in the Company's history and compares to net income of $25,113,000 or $2.52 per share for the three months ended January 31, 1997. Both revenues and operating income for the nine months ended January 31, 1998 set new record highs for the Company. Revenues and operating income for the nine months ended January 31, 1998 exceeded the prior year's levels by 3% and 17%, respectively. Operating income for the three months ended January 31, 1998 also set a new record high for the Company and exceeded the prior year's level by 17%.

Revenues of $70,415,000 for the nine months ended January 31, 1998 were $1,844,000 or 3% above the comparable results for fiscal 1997. Subscription revenues for the first nine months of fiscal 1998 of $46,136,000 were 1% below revenues for the comparable period of fiscal 1997, primarily a result of the reduction in fulfillment revenues from former third party clients of the Compupower Corporation. Revenues from The Value Line Investment Survey, including a 9% price increase that went into effect February 1, 1996 and revenues from related publications increased 3% from fiscal 1997's level. Revenues derived from investment management fees and services for the nine months ended January 31, 1998 of $24,279,000 were $2,382,000 or 11% above the level for the comparable period of fiscal 1997. The increase in revenues resulted primarily from an 8% increase in the average annual net assets under management in the Company's mutual funds. A portion of the appreciation in the value of the portfolios under management resulted from the rise in the financial markets. Assets under management in the Company's mutual funds at January 31, 1998 increased 7% from the levels at January 31, 1997.

Expenses for the nine months ended January 31, 1998 were $39,089,000, 6% below last year's comparable level of $41,711,000. Advertising expenses of $10,764,000 were 6% below the prior year's level as a result of reduced levels of advertising for new products. Advertising for The Value Line Investment Survey family of products decreased 12% from the prior year's level because of a strategic reduction in advertising campaigns during uncertain financial market conditions. Promotional expenses for the Value Line Mutual Funds increased $971,000 from fiscal 1997's level. The increase in expenses relates primarily to a selling arrangement that became effective July 1, 1996 for two of the equity funds for which the Company is the advisor. Salary and employee benefit expenses of $16,518,000 were less than 1% above the prior year's level of $16,416,000 for the first nine months of fiscal 1998. The reduction in Compupower's staff as a result of the termination of services to third parties contributed to the stable level of expenses. Printing, paper and distribution expenses of $5,641,000 at January 31, 1998 declined $814,000 or 13% from expenses of $6,455,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

for the comparable period of fiscal 1997 primarily due to the lower costs associated with production and distribution of the electronic products as compared with the print publications, an approximate 10% reduction in the cost of paper and the utilization of new technology that maximizes 2nd class discounts offered by the U.S. Postal Service. Office and administration expenses of $5,966,000 decreased $1,149,000 or 16% from the prior year's level. Part of the prior year's office and administrative expenses include professional fees relating to a lawsuit from which the Company won a $558,000 award during the fourth quarter of fiscal 1997 and non-recurring professional fees.
Additionally, expenses for fiscal 1997 include a charge of $328,000 for the writedown of goodwill at the Company's fulfillment subsidiary resulting from a decision to restructure these operations. Administrative expenses for fiscal 1997 also include a negotiated settlement with the former landlord of the Company's headquarters' facility in which the Company received proceeds of $906,000.

The Company's securities portfolios produced income from securities transactions for the nine months ended January 31, 1998 of $16,437,000 compared with $37,244,000 during the same period of last fiscal year. The primary cause for the decrease was the reduced levels of capital gains and dividend income from the Company's mutual fund holdings that resulted from the smaller size of those securities portfolios. The reduction in the portfolios resulted from the $15.00 per share special dividend distributed to all shareholders in January 1997 following the Company's achievement of record earnings during six of the last eight fiscal years. Also, the nine months of fiscal 1997 include $32,435,000 of capital gains of which $17,299,000 resulted from sales of the Company's long term mutual fund holdings in connection with the special dividend.

                                   VALUE LINE, INC.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VALUE LINE, INC.
                                     (Registrant)



Date:   March 16, 1998                  By:   /s/ Jean Bernhard Buttner
                                              ------------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer


Date:   March 16, 1998                  By:   /s/ Stephen R. Anastasio
                                              ------------------------------
                                              Stephen R. Anastasio
                                              Chief Accounting Officer