Form 10-K
period 1998-04-30
VALUE LINE INC
filed 1998-07-29
CIK 717720

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

For the fiscal year ended April 30, 1998          Commission File Number 0-11306

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

   The aggregate market value of the registrant's voting stock held by non-affiliates on June 25, 1998 was $82,198,444.

   There were 9,978,625 shares of the Company's Common Stock outstanding at June 25, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

   None

                                        Part I


Item 1. BUSINESS.

     Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co.").

     The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing invest-ment advisory services to mutual funds, institutions and individual clients. VLP publishes The Value Line Investment Survey, one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Expanded Edition, The Value Line Investment Survey - Condensed Edition, Value Line Small Cap Plus, Value Line Select, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line OTC Special Situations Service, The Value Line Options Survey and The Value Line Convertibles Survey. The Company's periodical publications are direct marketed through media and direct mail to retail and institutional investors. The Company is investment adviser for the Value Line Family of Mutual Funds, which on April 30, 1998, included 15 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients and, through VLP, provides financial database information through computer media and computer time-sharing facilities (DataFile and other services). VLP also markets investment analysis software, Value Line Investment Survey FOR WINDOWS-Registered Trademark-,
Mutual Fund Survey FOR WINDOWS-Registered Trademark-, Value Line Daily Options, Electronic Convertibles and other electronic products. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

     In addition to VLP, the Company's other wholly-owned subsidiaries include a registered broker-dealer, Value Line Securities, Inc., and an advertising agency, Vanderbilt Advertising Agency, Inc. These subsidiaries primarily provide services used by the Company in its publishing and investment management businesses. Compupower Corporation, another subsidiary, serves the subscription fulfillment needs of the Company's publishing operations. Value Line Distribution Center, Inc. ("VLDC") handles all of the mailings of the publications to the Company's subscribers. Additionally, VLDC provides office space for Compupower Corporation's client relations department and computer operation's center. The name "Value Line," as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. As used herein, except as the context otherwise requires, the term "Company" includes the Company and its consolidated subsidiaries.

A.  Investment Information and Publications.

    VLP publishes investment related publications and produces electronic products described below:

    l. Publications:

    The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. Two of the more important evaluations for each stock covered are "Timeliness(TM)" and "Safety." "Timeliness(TM)" relates to the probable relative price performance of a stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" rankings are a measure of risk and are based primarily on the issuer's relative financial strength and the stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 85 - 90 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with weekly updates when relevant. The annual subscription price of The Value Line Investment Survey is $570.

     During the year, we added a number of new features to each Value Line stock page. Among the changes was the addition of a Technical Rank, designed to complement the long-standing and widely used Timeliness(TM) and Safety(TM) Ranks. We also added the date when the various ranks were last changed along with an indication as to whether that change resulted in a raising or a lowering of the rank.

     The Expanded Edition of The Value Line Investment Survey, introduced in 1995, provides detailed descriptions of 1,800 additional small- and medium-capitalization stocks, many listed on NASDAQ, beyond the 1,700 stocks of larger-capitalization companies traditionally covered in The Value Line Investment Survey.

     Like The Value Line Investment Survey, the Expanded Edition has its own "Summary & Index" providing updated ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey. A combined Index, published quarterly, allows the subscriber to easily locate a specific stock among the 3,500 stocks covered.

     The Expanded Edition includes a number of unique as well as standard features:

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

     The annual cost of the Expanded Edition to current subscribers of The Value Line Investment Survey is $125 for their first subscription, $175 for renewals and $695 for new subscribers combining both Editions. Stand-alone subscriptions are offered at $249.

     The Value Line Mutual Fund Survey introduced in 1993 provides full-page profiles of 1500 mutual funds and condensed coverage of an additional 500 funds. Every two weeks subscribers receive an updated issue, containing about 150 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of more than 2,000 funds. The Value Line Mutual Fund Survey also includes semi-annual profiles and analyses on 100 of the nation's major fund families. Additionally, subscribers receive a 12-page periodical monthly newsletter containing articles of general interest to subscribers and readers, "The Value Line Mutual Fund Advisor," with articles on investment trends and issues concerning mutual fund investors. Funds are ranked for both risk and overall risk-adjusted performance using strictly quantitative means. A large binder is provided to house the periodic fund reports. A second binder is provided to full-term subscribers for the periodical monthly newsletter. The annual subscription price of The Value Line Mutual Fund Survey is $295.

     VLP has instituted online distribution of individual one-page reports from The Value Line Investment Survey and The Value Line Mutual Fund Survey through the CompuServe online network. The price per page for these documents is $5.

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

     The Value Line Options Survey, a periodical weekly service published 48 times a year, evaluates and ranks for future performance the most active options listed on United States exchanges (approximately 8,000). The annual subscription price of The Value Line Options Survey is $445. An electronic version of this publication, The Value Line Daily Options Survey (available over the internet), was introduced during the latter part of fiscal 1995.

     The Value Line Convertibles Survey, a periodical service published 48 times a year, evaluates and ranks for future market performance approximately 580 convertible securities (bonds and preferred stocks) and approximately 75 warrants. The annual subscription price of The Value

Line Convertibles Survey is $625. Also introduced in 1997, the electronic convertibles are offered over the internet.

     Value Line Small Cap Plus, a monthly newsletter first released in March 1998, covers, evaluates and rates 600 mostly small-cap stocks that VLP analysts consider promising for future growth potential but may not have an extensive financial history. Similar to the Value Line Investment Survey - Expanded Edition, each issue contains ratings and reports on about 200 stocks and includes a Performance Ranking System modified to accommodate the idiosyncrasies of the small-cap market. An annual subscription to Value Line Small Cap Plus costs $145.

     Value Line Select was first published in January 1998. As a stock recommendation service with an exclusive circulation, it focuses each month on one company that VLP analysts, economists and statisticians recommend as an investment. Recommendations are backed by in-depth research and subject to ongoing monitoring. An annual subscription to Value Line Select is $795.

     The Value Line Investment Survey - Condensed Edition is a monthly service, which contains full-page reports on more than 600 stocks. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. Since it was introduced in fiscal 1996, it has proven to be very popular among investors who want the same type of analysis provided in the full Investment Survey, but who don't want or need coverage of the large number of companies contained in that publication. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics. An annual subsciption is $145.

     2.  Electronic Products:

     Value Line Investment Survey FOR WINDOWS-Registered Trademark- is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities on over 5,000 stocks, including the 1,700 stocks covered in VLP's benchmark publication, The Value Line Investment Survey. The product was introduced to the market during June 1996. Version 2 of the product was released in December of 1997 with major enhancements to the user interface and the ability for users to update their data from our internet site (www.valueline.com).

     Value Line Investment Survey FOR WINDOWS-Registered Trademark- provides over 200 search fields on each stock, more than 50 charting and graphing variables for comparative research, and 10 years of historical financial data for scrutinizing performance, risk and yield. The software includes a portfolio module that lets users create and track their own stock portfolios.
 An exclusive E-page feature on the CD-ROM version allows the user to view and print actual full-page stock reports from the respected Value Line Investment Survey and Expanded publications. In addition, weekly updates and technical support are available through Value Line's web site (www.valueline.com). In addition to retrieving demos of the software and sample E pages, viewers can request information on Value Line's products.

     To access the 1,700 stocks covered exclusively in The Value Line Investment Survey publication, subscribers are offered a two-month trial subscription with monthly CD-ROM updates and weekly internet updates for $55, a full-year subscription for $595 or $195 for subscribers to The Value Line Investment Survey print edition. This product is available on CD-ROM.

     A Special 5,000 Stock Edition, a powerful yet economical professional tool on CD-ROM, is distributed on a monthly basis with weekly internet updates for $95 for a two-month trial subscription, or $995 for a full year or $495 for subscribers to The Value Line Investment Survey print edition. This Special Edition contains full financial and business descriptions on over 5,000 stocks, Timeliness Rankings on 1,700 stocks, Performance Ranks on over 3,100 stocks, Safety Rankings on over 4,200 stocks and 1,700 stocks with analysts' comments and estimates found in The Value Line Investment Survey publication.

     Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

     Both versions are compatible with Windows 98, Windows 95 or 3.X. A P.C. system of 486 or higher is recommended, with 16MB RAM and 70MB of free hard disk space.

     Value Line Mutual Fund Survey FOR WINDOWS-Registered Trademark- and Value Line No-Load Analyzer FOR WINDOWS-Registered Trademark- are electronic versions of the Mutual Fund Survey launched in the latter part of fiscal 1995.

     VALUE/SCREEN III is a data and software service for screening common stocks. It is compatible with DOS and Apple systems and is primarily sold to retail investors. It provides extensive financial data on about 1,600 companies covered by The Value Line Investment Survey. Users can screen on as many as 49 variables for companies' financial performance and for investment objectives. This product is not Year 2000 compliant and is scheduled to be discontinued by December 1999.

     Value Line DataFile contains historic annual and quarterly financial records for more than 5,400 companies in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities bro-kers. DataFile is sold to the institutional market. Value Line Data File II, which includes less historical data is also available. During fiscal 1997, Value Line introduced the Value Line Mutual Fund Data File. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial performance and projections of stock-price ranges, as well as a Convertible Securities File and custom services.

     The Total Return Service is a customized data service. It was developed to help publicly traded companies meet the SEC's mandated executive-compensation disclosure requirements. The service consists of a line graph comparing the total return of a public company's stock over the last five years to a published equity market index and a published or constructed industry index.

     Technological initiatives to automate and upgrade information systems are currently underway. This project will increase the number of stocks in the various Value Line publications to include all U.S. company stocks covered on the major exchanges.

B.  Investment Management:

     As of April 30, 1998, the Company was the investment adviser for 15 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsid-iary of the Company, underwrites and distributes shares of the Value Line Funds. State Street

Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Share-holder services for the Value Line Funds are provided by National Financial Data Services, an unaffiliated entity associated with State Street Bank and Trust Company.

     Total net assets of the Value Line Funds at April 30, 1998, were:
                                                                  (in thousands)

    The Value Line Fund, Inc.                                     $  414,663
    The Value Line Income Fund, Inc.                                 168,135
    The Value Line Special Situations Fund, Inc.                     145,759
    Value Line Leveraged Growth Investors, Inc.                      508,204
    The Value Line Cash Fund, Inc.                                   306,198
    Value Line U.S. Government Securities Fund, Inc.                 183,328
    Value Line Centurion Fund, Inc.                                  778,240
    The Value Line Tax Exempt Fund, Inc.                             201,044
    Value Line Convertible Fund, Inc.                                 96,071
    Value Line Aggressive Income Trust                               165,501
    Value Line New York Tax Exempt Trust                              33,856
    Value Line Strategic Asset Management Trust                    1,312,231
    Value Line Small-Cap Growth Fund, Inc.                            21,426
    Value Line Asset Allocation Fund, Inc.                           133,233
    Value Line U.S. Multinational Company Fund, Inc.                  30,815
                                                                   ---------
                                                                  $4,498,704
                                                                   ---------
                                                                   ---------


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

     2.  Compupower Corporation:

     Compupower provides computerized subscription fulfillment services for the Company as well as subscriber relations services for Company publications. Additionally, Compupower also provides microfiche and imaging services to Value Line, its affiliates and third-party customers.

     3.  Value Line Securities, Inc.:

     Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). Since 1986, VLS has effected brokerage transactions in exchange-listed securities for certain of the Value Line Funds, clearing such transactions on a fully disclosed basis through unaffiliated broker-dealers who receive a portion of the gross commissions. VLS also receives 12b-1 fees from certain of the Value Line Funds.


     4.  Value Line Distribution Center, Inc.

     Value Line Distribution Center, Inc. ("VLDC") handles all of the mailings of the publications to the Company's subscribers. Additionally, VLDC provides office space for the Compupower Corporation's subscriber relations and data processing departments.

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

F.  Employees.

     At April 30, 1998, the Company and its subsidiaries employed 357 people.

     The Company, its affiliates, officers, directors and employees may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company's publications. The Company has imposed rules upon itself and such people requiring monthly reports of securities transactions for their respective accounts and restricting trading in various types of securities in order to avoid possible conflicts of interest.

G.  Assets.

     The Company's assets identifiable to each of its principal business segments were as follows:


                                                April 30,
                                        1998                1997
                                             (in thousands)
     Investment Periodicals
       & Related Publications        $ 18,573            $ 20,644
     Investment Management            186,904             137,649
     Corporate Assets                   2,048               2,017
                                       ______              ______
                                     $207,525            $160,310
                                      -------             -------
                                      -------             -------

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

I.  Executive Officers.

     The following table lists the names, ages (at June 25, 1998), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Each of the following has held an executive position with the companies indicated for at least five years.

Name                          Age       Principal Occupation or Employment
---------------------         ---       ----------------------------------

Jean Bernhard Buttner         63        Chairman of the Board, President and
                                        Chief Executive Officer of the Company
                                        and AB&Co.  Chairman of the Board and
                                        President of each of the Value Line
                                        Funds.

Samuel Eisenstadt             76        Senior Vice President and Research
                                        Chairman.

David T. Henigson             40        Vice President since 1992 and Treasurer
                                        since 1994; Director of Compliance and
                                        Internal Auditor; Vice President of each of the Value Line Funds since 1992 and Secretary and Treasurer since 1994; Vice
                                        President of AB&Co.

Howard A. Brecher             44        Vice President since 1996 and Secretary
                                        since 1992; Vice President, Secretary,
                                        Treasurer and General Counsel of AB&Co.

Item 2. PROPERTIES.

     On June 4, 1993, the Company entered into a new lease agreement for approximately 80,000 square feet that provided for the relocation of its office space to 220 East 42nd Street, New York, New York. During January 1996, a subsidiary of the Company purchased for cash an approximately 85,000 square foot warehouse facility for $4,100,000. The new facility has consolidated into a single facility the distribution operations for the various Company publications and the fulfillment operations of Compupower Corporation. The remaining building capacity provides warehouse space, a disaster recovery site and will provide for future business expansion. The Company owned a distribution facility in North Bergen, New Jersey. The land and premises were sold in May of this year. The Company believes the capacity of these facilities is sufficient to meet the Company's current and expected future requirements.

Item 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, 1998.

                                       Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

     The Registrant's Common Stock is traded in the over-the-counter market. The approximate number of record holders of the Registrant's Common Stock at April 30, 1998 was 1,350. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:

                                                                     Dividend
                                  High                Low            Declared
Quarter Ended                 Bid      Asked      Bid      Asked     Per Share

July 31, 1996. . . . . .      38 1/4   38 3/4     30 1/2   33 1/4        .20
October 31, 1996 . . . .      38 1/4   39         33 1/4   34            .25
January 31, 1997 . . . .      46       51         29       30          15.25
April 30, 1997 . . . . .      33 1/4   34 1/4     29       29 3/4        .25
July 31, 1997. . . . . .      46 1/2   46 1/2     32 1/2   32 1/2        .25
October 31, 1997 . . . .      41 3/8   41 3/8     34 7/8   35            .25
January 31, 1998 . . . .      45       46         34       34            .25
April 30, 1998 . . . . .      45 1/2   46         37 3/4   38 1/2        .25

Item 6. SELECTED FINANCIAL DATA.

     Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.


                                          Years ended April 30,

                             1998       1997       1996       1995       1994
                                 (in thousands, except per share amounts)
Revenues:

  Investment
   periodicals
   and related
   publications. . . .     $ 61,210   $ 62,442  $ 58,509    $ 55,912  $ 57,830
  Investment
   management
   fees and services       $ 32,405   $ 29,136  $ 26,564    $ 23,182  $ 24,220
  Settlement of
   disputed securities
   transactions            $   -      $    196  $  2,054    $    617  $    408
  Total revenues           $ 93,615   $ 91,774  $ 87,127    $ 79,711  $ 82,458


Income from
  operations . . . . .     $ 39,360   $ 36,277  $ 32,486    $ 29,660  $ 32,464

Net income . . . . . .     $ 35,177   $ 45,512  $ 41,714    $ 23,168  $ 28,902

Earnings per
  share. . . . . . . .     $   3.53   $   4.56  $   4.18    $   2.32  $   2.90

Total assets . . . . .     $207,525   $160,310  $333,826    $264,998  $200,321

Cash dividends
  declared per share       $   1.00   $  15.95  $    .80    $    .60  $    .80


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                    FISCAL 1998

                                 OPERATING RESULTS


     Revenues and operating income for the twelve months ended April 30, 1998 were the highest in the history of the Company and exceeded the prior year's levels by 2% and 9%, respectively. Revenues for the three months ended April 30, 1998 were the second highest in Value Line's history. Net income for the twelve months ended April 30, 1998 of $35,177,000 or $3.53 per share compares to net income of $45,512,000 or $4.56 per share for the twelve months of fiscal 1997. Net income for the three months ended April 30, 1998 of $5,977,000 or $.60 per share was approximately equal to the prior year's net income of $6,034,000 or $.60 per share. Net income for both the three months and fiscal year of 1998 were ranked third highest for the Company. The special dividend of $149,700,000 paid during January 1997 significantly reduced the Company's securities portfolios. This reduction in the securities portfolios was the primary reason for the lower level of net income in fiscal 1998.

     Revenues of $93,615,000 for the twelve months of fiscal 1998 were $1,841,000 or 2% above the comparable results for fiscal 1997. Subscription revenues for the twelve months of fiscal 1998 of $61,210,000 were 2% below revenues for the comparable period of fiscal 1997, primarily a result of the reduction in fulfillment revenues from former third party clients of the Compupower Corporation and reduced levels of revenues from the Value Line Mutual Fund Survey, print publication. Revenues from The Value Line Investment Survey, including a 9% price increase that went into effect February 1, 1996 and revenues from related publications were approximately equal to fiscal 1997's level. Revenues derived from investment management fees and services for the twelve months ended April 30, 1998 of $32,405,000 were $3,269,000 or 11% above the level for the comparable period of fiscal 1997. The increase in revenues resulted primarily from an 11% increase in the average annual net assets under management in the Company's mutual funds. The increase in the value of the portfolios under management resulted primarily from the appreciation in the financial markets. Assets under management in the Company's mutual funds at April 30, 1998 increased 23% from the levels at April 30, 1997.

     Expenses for the twelve months ended April 30, 1998 were $54,255,000, 2% below last year's comparable level of $55,497,000. Advertising expenses of $15,090,000 were 4% below the prior year's level. Advertising for The Value Line Investment Survey family of products decreased 10% from the prior year's level because of a strategic reduction in advertising campaigns during periods of uncertain financial market stability. Promotional expenses for the Value Line Mutual Funds increased $1,525,000 from fiscal 1997's level. The increase in expenses relates primarily to a selling arrangement that became effective July 1, 1996 for two of the equity funds for which the Company is the advisor. Salary and employee benefit expenses of $22,153,000 for twelve months of fiscal 1998 were 1% above the prior year's level. Fiscal 1998's expenses include an increase in employment recruitment costs and the employment of additional staff for technology initiatives to automate and upgrade information systems that will increase the number of Company's covered in the various Value Line equity publications and year 2,000 planning and execution. Additionally, the reduction in Compupower's staff, as a result of the termination of services to third parties, contributed to the stable level of expenses. Printing, paper and distribution expenses of $8,498,000 at April 30, 1998 were slightly higher than expenses of $8,495,000 for the comparable period of fiscal 1997. Expenses for the fourth quarter of fiscal 1998 include approximately $500,000 of costs related to the Compupower Corporation's migration of production and distribution data from a mainframe system to a client server database. The remaining expenses decreased from the prior year's level primarily due to the lower costs associated with production and distribution of the electronic products as compared with the print publications, an approximate 10% reduction in the cost of paper, shorter production runs and the utilization of new technology that maximizes 2nd class discounts offered by the U.S. Postal Service. Office and administration expenses of $8,514,000 decreased $747,000 or 8% from the prior year's level. This reduction was in part due to non-recurring professional fees related to a lawsuit from which the Company received a $558,000 award. Additionally, expenses for fiscal 1997 include a charge of $328,000 for the writedown of goodwill at the Company's fulfillment subsidiary resulting from a decision to restructure these operations. Administrative expenses for fiscal 1997 also include a negotiated settlement with the former landlord of the Company's headquarters' facility in which the Company received proceeds of $906,000.

     The Company's securities portfolios produced income from securities transactions for the twelve months ended April 30, 1998 of $18,272,000 compared with $36,898,000 during the same period of last fiscal year. The primary cause for the decrease was the reduced levels of capital gains and dividend income from the Company's mutual fund holdings that resulted from the smaller size of those securities portfolios. The reduction in the portfolios resulted from the $15.00 per share special dividend distributed to all shareholders in January 1997 following the Company's achievement of record earnings during six of the last eight fiscal years. Also, the twelve months of fiscal 1997 include $31,789,000 of capital gains of which $17,643,000 resulted from sales of the Company's long term mutual fund holdings in connection with the special dividend.


                          Liquidity and Capital Resources


     Value Line, Inc. (the Company) has liquid resources which are used in its business of $183,057,000 at April 30, 1998. In addition to $33,780,000 in working capital, the Company has long-term securities available for sale with a market value of $149,277,000, that, although classified as non-current assets, are also readily marketable should the need arise.

     The Company's cash flow from operations of $20,421,000 increased
$8,585,000 from last year's level primarily as a result of the larger tax payments remitted during the prior fiscal year that resulted from the additional income from securities transactions. Also, the increase in unearned revenues from new business and decline in accounts receivable from collections contributed to the increase in cash flow. Cash flows from investing activities during fiscal 1997 were $164,712,000 higher than fiscal 1998's results due to the receipt of proceeds from sales of mutual fund holdings in preparation of the special dividend paid in January 1997.

     The Company recognizes the need to ensure that its computer systems and software applications are converted to a year 2000 date with no disruption to business operations. In light of this, the Company has established a central committee to coordinate, evaluate and implement changes necessary for compliance. Additionally, the Company is communicating with suppliers, financial institutions and others with which it does business to ensure that they are also compliant with the year 2000 date. Significant areas of operations which will be impacted have already been identified and conversion efforts are underway. The total cost of compliance and its effect on the Company's future results of operations are being determined as part of the detailed conversion planning. The cost, including routine hardware enhancements and modifications to software applications, is not expected to exceed $1,000,000.

     The Accounting Standards Committee of the AICPA recently issued the Statement of Position ("SOP") 98-1 which requires entities to adopt uniform rules in their financial statements in accounting for the cost of computer software developed or obtained for internal use. The SOP requires companies to capitalize as long-lived assets many of the cost associated with developing or obtaining software for internal use and amortize those costs over the software's estimated full life in a systematic and rational manner. Management estimates that the Company currently expenses approximately $2,000,000 of expenses that would qualify for amortization under the new statement.

     Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during fiscal 1999.


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

     Revenues of $91,774,000 for fiscal 1997 were $4,647,000 or 5% above the comparable results for fiscal 1996. Subscription revenues for the year ended April 30, 1997 of $62,442,000 increased $3,933,000 or 6% from revenues of $58,509,000 for fiscal 1996. The increase was a result of higher revenues from The Value Line Investment Survey, a portion of which was the result of a price increase effective February 1996. Additional revenues from new products, including The Value Line Investment Survey-Condensed Edition, The Value Line Investment Survey-Expanded Edition and the Value Line Investment Survey FOR WINDOWS-Registered Trademark-, introduced in July 1996, contributed to the overall increase in subscription revenues. Average full term sub-scription levels for all publications during fiscal 1997, through April 30, 1997 increased 8% com-pared to the average level for the year ended April 30, 1996. Revenues derived from investment management fees and services for the year ended April 30, 1997 of $29,136,000 were $2,572,000 or 10% above the level at April 30, 1996.
Revenues increased primarily as a result of additional average annual net assets under management in the Company's mutual funds. Included in fiscal 1997 and 1996 revenues are proceeds of $196,000 and $2,054,000, respectively received from the settlement of disputed securities trades.

     Expenses for the year ended April 30, 1997 of $55,497,000 were $856,000 or 2% above last year's comparable expenses of $54,641,000. Advertising expenses of $15,739,000 were 3% above last year's level and include an increase for various new products, including the Value Line Investment Survey FOR WINDOWS-Registered Trademark-. Additionally, the Company incurred $848,000 of promotional expenses related to a selling arrangement for two of the equity mutual funds for which the Company is the advisor. Salary and employee benefit expenses of $22,002,000 were 5% above last year's comparable level of $20,892,000. Restructuring expenses for several of the Company's operations, incentive compensation and the additional staffing in various support departments as well as the Asset Management division accounted for most of the increase. Print-ing, paper and distribution expenses of $8,495,000 increased 1% for the year ended April 30, 1997 compared with expenses of $8,388,000 for fiscal 1996. The additional costs incurred during fiscal 1997, associated with the production and distribution of new products were offset by a decline in printing expenses that resulted primarily from a negotiated favorable pricing agreement with the Company's printing vendor that became effective January 1, 1996. Also, Compupower discontinued servicing third party customers and the Company closed The Value Line Investment Survey-Canadian Edition. The distribution costs have also been reduced through the use of new technology that maximizes 2nd class discounts offered by the U.S. Postal Service. Office and administration expenses of $9,261,000 decreased $778,000 or 8% from fiscal 1996's level. Proceeds of $906,000 were received from a negotiated settlement with the Company's landlord. There was also a decrease in professional fees that were incurred in fiscal 1996 in connection with an active lawsuit in which the Company was the plaintiff and the receipt of $558,000 of proceeds during fiscal 1997 from the settlement of this lawsuit. Restructuring Compupower resulted in a charge of $328,000 for the write-off of goodwill during fiscal 1997. Additional expenses were incurred to relocate the fulfillment, distribution and client relations operations to the Company's new operating facility located in New Jersey.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

                                                                Page Numbers

    Reports of independent accountants                                22
    Consolidated balance sheets--April 30, 1998 and 1997              24
    Consolidated statements of income and retained earnings
         --years ended April 30, 1998, 1997 and 1996                  25
    Consolidated statements of cash flows
         --years ended April 30 1998, 1997 and 1996                   26
    Notes to the consolidated financial statements                    27
    Supplementary schedules                                           39


                           Quarterly Results (Unaudited):
                      (in thousands, except per share amounts)

                                            Income                     Earnings
                              Total          From             Net         Per
                            Revenues       Operations        Income      Share
1998, by Quarter -
  First. . . . . . . .       $23,170         $10,975       $  7,811     $  .78
  Second . . . . . . .        23,721          10,467          7,063        .71
  Third. . . . . . . .        23,524           9,884         14,326       1.44
  Fourth . . . . . . .        23,200           8,034          5,977        .60
                             --------        --------      ---------    -------
     Total                   $93,615         $39,360       $ 35,177      $3.53

1997, by Quarter -
  First. . . . . . . .       $22,457         $ 9,421       $ 6,526      $  .65
  Second . . . . . . .        22,347           9,024         7,839         .79
  Third. . . . . . . .        23,767           8,415        25,113        2.52
  Fourth . . . . . . .        23,203           9,417         6,034         .60
                             --------        --------      ---------    -------
     Total                   $91,774         $36,277       $45,512      $ 4.56

1996, by Quarter -
  First. . . . . . . .       $20,028         $ 7,549       $10,224      $ 1.02
  Second . . . . . . .        22,811          10,134         8,250         .83
  Third. . . . . . . .        21,689           7,512        14,291        1.43
  Fourth . . . . . . .        22,599           7,291         8,949         .90
                             --------        --------      ---------    -------
     Total                   $87,127         $32,486       $41,714      $ 4.18

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

        3.  Exhibits

            3.1     Articles of Incorporation of the Company, as amended through
                    April 17, 1983 are Incorporated by reference to the
                    Registration Statement - Form S-1 of Value Line, Inc.
                    Part II, Item 16.(a) 3.1 filed with the Securities and
                    Exchange Commission on April 7, 1983.
            3.2     Certificate of Amendment of Certificate of Incorporation
                    dated October 24, 1989.
           10.8     Form of tax allocation arrangement between the Company and
                    AB&Co. incorporated by reference to the Registration
                    Statement - Form S-1 of Value Line, Inc. Part II, Item
                    16.(a) 10.8 filed with the Securities and Exchange
                    Commission on April 7, 1983.
           10.9     Form of Servicing and Reimbursement Agreement between the
                    Company and AB&Co., dated as of November 1, 1982
                    incorporated by reference to the   Registration Statement -
                    Form S-1 of Value Line, Inc. Part II, Item 16.(a) 10.9 filed with the Securities and Exchange Commission on April 7,
                    1983.
           10.10    Value Line, Inc. Profit Sharing and Savings Plan as amended and restated effective May 1, 1989, including amendments
                    through April 30, 1995, incorporated byreference to the
                    Annual Report on Form 10-K for the year ended April 30,
                    1996.
           10.13    Lease for the Company's premises at 220 East 42nd Street,
                    New York, N.Y. incorporated by reference to the Annual
                    Report on Form 10-K for the year ended April 30, 1994.
           21       Subsidiaries of the Registrant.

        (b)  Reports on Form 8-K.

                    None

        (c)  Exhibits.

             21     Subsidiaries of the Registrant.
             27     Financial Data Schedules.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.



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




                             By:  s/Jean Bernhard Buttner
                                  Jean Bernhard Buttner
                                  Chairman & Chief Executive Officer


                             By:  s/Stephen R. Anastasio
                                  Stephen R. Anastasio
                                  Principal Financial and Accounting Officer





Dated:  July 15, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 1998, to be signed on its behalf by the undersigned as Directors of the Registrant.




s/Jean Bernhard Buttner                      s/William S. Kanaga
 Jean Bernhard Buttner                        William S. Kanaga




s/Harold Bernard, Jr.                        s/Howard A. Brecher
 Harold Bernard, Jr.                          Howard A. Brecher




s/W. Scott Thomas                            s/Samuel Eisenstadt
 W. Scott Thomas                              Samuel Eisenstadt




s/Linda S. Wilson                            s/David T. Henigson
 Linda S. Wilson                              David T. Henigson






Dated:  July 15, 1998

                          HOROWITZ & ULLMANN, P.C.
                        CERTIFIED PUBLIC ACCOUNTANTS
                             275 MADISON AVENUE
                             NEW YORK, NY 10016




                                                                     TELEPHONE
                                                                  (212) 532-3736
                                                                        ---
                                                                        FAX
REPORT OF INDEPENDENT ACCOUNTANTS                                 (212) 545-8997


To the Board of Directors
and Shareholders of
Value Line, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Value
Line, Inc. and subsidiaries at April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in Item 14(a) of Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements.


/s/ Horowitz & Ullmann, P.C.

HOROWITZ & ULLMANN, P.C.
CERTIFIED PUBLIC ACCOUNTANTS



New York, NY
July 9, 1998

                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the registration statement on Form S-8 (No. 2-90593) of our report dated July 9, 1998 relating to the consolidated financial statements of Value Line, Inc. and subsidiaries for the years ended April 30, 1998 and 1997 which appears on page 22 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appear in this Form 10-K.




HOROWITZ & ULLMANN, P.C.
Certified Public Accountants

New York, NY
July 9, 1998




                                                    Value Line, Inc.
                                              Consolidated Balance Sheets
                                         (in thousands, except share amounts)


                                                                                   Apr. 30,       Apr. 30,
Assets                                                                                1998           1997
Current Assets:                                                                   -----------    -----------
  Cash and cash equivalents (including short term
   investments of $29,072 and $15,476, respectively)                                 $29,937        $16,083
  Trading securities                                                                   8,861         15,217
  Accounts receivable, net of allowance for doubtful
   accounts of $507 and $593, respectively                                             1,287          2,603
  Receivable from affiliates                                                           2,339          1,849
  Prepaid expenses and other current assets                                            1,689          1,824
  Deferred income taxes                                                                1,443          1,205
                                                                                 -----------    -----------
    Total current assets                                                              45,556         38,781


  Long term securities available for sale                                            149,277        108,115
  Property and equipment, net                                                         12,651         13,370
  Goodwill                                                                                41             44
                                                                                 -----------    -----------
    Total assets                                                                    $207,525       $160,310
                                                                                 -----------    -----------
                                                                                 -----------    -----------

Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                                            $7,170         $8,009
  Accrued salaries                                                                     1,764          2,208
  Dividends and interest payable                                                       2,495          2,495
  Accrued taxes payable                                                                  347            808
                                                                                 -----------    -----------
    Total current liabilities                                                         11,776         13,520


  Unearned revenue                                                                    42,543         42,191
  Deferred charges                                                                       975          1,253
  Deferred income taxes                                                               15,294          6,982

Shareholders' Equity:

  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                                    1,000          1,000
  Additional paid-in capital                                                             959            954
  Retained earnings                                                                  108,392         83,194
  Treasury stock, at cost (21,375 shares on April 30, 1998,
   and 21,875 on April 30, 1997)                                                        (411)          (421)
  Unrealized gains on securities available for sale, net of taxes                     26,997         11,637
                                                                                 -----------    -----------
    Total shareholders' equity                                                       136,937         96,364
                                                                                 -----------    -----------
    Total liabilities and shareholders' equity                                      $207,525       $160,310
                                                                                 -----------    -----------
                                                                                 -----------    -----------


The accompanying notes are an integral part of these financial statements.


                                                         Value Line, Inc.
                                  Consolidated Statements of Income and Retained Earnings
                                               (in thousands, except per share amounts)


                                                                                    Years ended April 30,

                                                                                1998          1997          1996
                                                                             ----------    ----------     -----------
Revenues:

  Investment periodicals and related publications                               $61,210       $62,442         $58,509
  Investment management fees & services                                          32,405        29,136          26,564
  Settlement of disputed securities transactions                                     --           196           2,054
                                                                             ----------    ----------     -----------
    Total revenues                                                               93,615        91,774          87,127
                                                                             ----------    ----------     -----------
Expenses:
  Advertising and promotion                                                      15,090        15,739          15,322
  Salaries and employee benefits                                                 22,153        22,002          20,892
  Printing, paper and distribution                                                8,498         8,495           8,388
  Office and administration                                                       8,514         9,261          10,039
                                                                             ----------    ----------     -----------
    Total expenses                                                               54,255        55,497          54,641
                                                                             ----------    ----------     -----------


Income from operations                                                           39,360        36,277          32,486
Income from securities transactions, net                                         18,272        36,898          35,898
                                                                             ----------    ----------     -----------
Income before income taxes                                                       57,632        73,175          68,384
Provision for income taxes                                                       22,455        27,663          26,670
                                                                             ----------    ----------     -----------
    Net income                                                                  $35,177       $45,512         $41,714


Retained earnings, at beginning of year                                          83,194       196,834         163,101
Dividends declared                                                               (9,979)     (159,152)         (7,981)
                                                                             ----------    ----------     -----------
Retained earnings, at end of year                                              $108,392       $83,194        $196,834
                                                                             ----------    ----------     -----------
                                                                             ----------    ----------     -----------
Earnings per share, basic and fully diluted                                       $3.53         $4.56           $4.18
                                                                             ----------    ----------     -----------
                                                                             ----------    ----------     -----------

The accompanying notes are an integral part of these financial statements.


                                                 Value Line, Inc.
                                      Consolidated Statements of Cash Flows
                                                  (in thousands)

                                                                                Years ended April 30,

                                                                           1998          1997           1996
Cash flows from operating activities:                                   ----------    -----------    -----------
  Net income                                                               $35,177         $45,512        $41,714

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                              1,592           1,477          1,288
  Write-down of goodwill                                                        --             328             --
  Accretion of discount                                                         --            (224)          (582)
  Gains on sale of trading securities
   and securities held for sale                                            (15,985)        (46,439)       (20,815)
  Unrealized (gains)/losses on trading securities                              568          14,732         (9,030)
  Loss/(gain) on write-down of equipment                                       (13)             21           (166)
  Deferred income taxes                                                       (196)         (5,820)         4,205


  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                                     352            (802)         6,204
   Decrease in deferred charges                                               (278)           (277)          (278)
   Increase/(decrease) in accounts payable
    and accrued expenses                                                      (765)          1,605            727
   Increase/(decrease) in accrued salaries                                    (444)            400            342
   Decrease in interest payable                                                 --             (63)          (471)
   Decrease in accrued taxes payable                                          (461)           (258)        (1,027)
   (Increase)/decrease in prepaid expenses and
    other current assets                                                       135           1,048         (1,456)
   Decrease in accounts receivable                                           1,229             480            555
   (Increase)/decrease in receivable from affiliates                          (490)            116           (324)
                                                                       -----------     -----------    -----------
    Total adjustments                                                      (14,756)        (33,676)       (20,828)
                                                                       -----------     -----------    -----------

Net cash provided by operations                                             20,421          11,836         20,886
                                                                       -----------     -----------    -----------
Cash flows from investing activities:
  Proceeds from sales of securities                                         21,824         149,505         27,269
  Purchase of securities                                                   (27,376)        (26,543)       (52,211)
  Proceeds from sale of trading securities                                  39,461         114,116         64,333
  Purchase of trading securities                                           (29,655)        (66,239)       (61,574)
  Acquisition of property, and equipment, net                                 (857)         (2,730)        (6,026)
                                                                       -----------     -----------    -----------
Net cash provided by/(used in) investing activities                          3,397         168,109        (28,209)
                                                                       -----------     -----------    -----------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                                          15              32             35
  Dividends paid                                                            (9,979)       (158,652)        (5,986)
  Loan repayment                                                                --         (36,994)           ---
                                                                       -----------     -----------    -----------
Net cash (used in) financing activities                                     (9,964)       (195,614)        (5,951)
                                                                       -----------     -----------    -----------
Net increase/(decrease) in cash and cash equivalents                        13,854         (15,669)       (13,274)
Cash and cash equivalents at beginning of period                            16,083          31,752         45,026
                                                                       -----------     -----------    -----------
Cash and cash equivalents at end of period                                 $29,937         $16,083        $31,752
                                                                       -----------     -----------    -----------
                                                                       -----------     -----------    -----------

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

  Revenue recognition: Subscription revenues are recognized ratably over the terms of the subscriptions. Accordingly, the amount of subscription fees to be earned by servicing subscriptions after the date of the balance sheet is shown as unearned revenue. The unearned revenue shown on the balance sheet is a noncurrent deferred credit. This classification recognizes that the fulfillment of this commitment will require the use of significantly fewer current assets than the amount of the unearned revenues and, accordingly, combining it with current liabilities would significantly understate the liquidity position of the Company.

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

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


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

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 1998 and 1997, cash equivalents included $28,283,000 and $13,815,000, respectively, invested in the Value Line money market funds.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2-Supplementary Cash Flow Information:

  Cash payments for income taxes were $23,114,000, $33,677,000, and $24,056,000, in 1998, 1997 and 1996, respectively. Interest payments of $47,000, $1,188,000, and $2,618,000 were made in 1998, 1997 and 1996, respectively.

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


Note 3-Related Party Transactions:

  The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds (see Note 4). The Company earns investment management fees based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 1998, 1997 and 1996, investment management fees and brokerage commission income, net of clearing fees, amounted to $25,348,000, $22,443,000, and $19,686,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates were $2,177,000 and $1,703,000 at April 30, 1998 and 1997, respectively.

  For the years ended April 30, 1998, 1997, and 1996, the Company was reimbursed $461,000, $493,000, and $438,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 1998 and 1997, Receivable from affiliates included a receivable from the Parent of $28,000 and $44,000, respectively. For the years ended April 30, 1998, 1997, and 1996, the Company made federal income tax payments to the Parent amounting to $18,800,000, $29,200,000, and $19,952,000, respectively. At April 30, 1998 and 1997, accrued taxes payable are presented net of a receivable of $694,000 and $834,000, respectively. These data are in accordance with the tax sharing arrangement described in Note 6.


Note 4-Investments:

Trading Securities:

  Securities held by Value Line Securities, Inc. had an aggregate cost of $7,914,000 and $13,702,000 and a market value of $8,861,000 and $15,217,000 at
April 30, 1998 and April 30, 1997, respectively.

Short-Term Securities Available for Sale:

  Short-term securities available for sale, which were sold during fiscal 1997 as further explained below, consisted of the Company's holdings in the following securities:

  Federal National Mortgage Association (FNMA), floating rate notes due August 5, 1997; par value $30,325,000.

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


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

Long-Term Securities Available for Sale:

  The aggregate cost of the long-term securities, which are invested in the Value Line mutual funds, was $107,743,000 and $90,211,000 and the market value was $149,277,000 and $108,115,000 at April 30, 1998 and April 30, 1997,
respectively. The change in gross unrealized gains on these securities of $23,630,000 and $17,374,918, net of the change in deferred taxes of $8,270,000 and $6,081,000, were included in shareholders' equity at April 30, 1998 and 1997, respectively. Realized gains from the sales of these securities were $11,980,000, $18,958,000 and $3,581,000 during fiscal years 1998, 1997 and 1996, respectively. The proceeds received from sales of these securities during the fiscal years ended April 30, 1998, 1997 and 1996 were $21,824,000, $91,662,000 and $18,085,000, respectively.

  For the years ended April 30, 1998, 1997, and 1996, Income from securities transactions consisted of $2,818,000, $4,868,000, and $5,275,000, of dividend income; $15,998,000, $46,418,000, and $20,814,000, of net realized capital gains; $78,000, $1,474,000, and $2,758,000, of interest income; and $47,000,
$1,124,000, and $2,148,000, of related interest expense, respectively. Income from securities transactions also included $568,000 and $14,732,000 of unrealized losses and $9,196,000 of unrealized gains for the years ended April 30, 1998, 1997 and 1996, respectively.

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

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


  Property and equipment consisted of the following:            April 30,

                                                           1998          1997
                                                        ------------------------
                                                             (in thousands)
Land                                                        $785           $785
Building and leasehold improvements                        8,039          7,992
Furniture and equipment                                   10,711         10,146
                                                        ------------------------
                                                          19,535         18,923
Accumulated depreciation and amortization                 (6,884)        (5,553)
                                                        ------------------------
                                                         $12,651        $13,370
                                                        ------------------------
                                                        ------------------------

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

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


  The provision for income taxes includes the following:


                                               Years ended April 30,

                                             1998        1997     1996
                                           -----------------------------
                                                  (in thousands)
Current:
  Federal                                    $18,202   $28,565   $18,612
  State and local                              4,449     4,918     3,852
                                           -----------------------------
                                              22,651    33,483    22,464
Deferred:
  Federal                                        (18)   (5,753)    4,034
  State and local                               (178)      (67)      172
                                           -----------------------------
                                                (196)   (5,820)    4,206
                                           -----------------------------
                                             $22,455   $27,663   $26,670
                                           -----------------------------
                                           -----------------------------

  Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:


                                                         Years ended April 30,

                                                       1998        1997     1996
                                                    --------------------------------
                                                            (in thousands)
Unrealized gains on securities held for sale         ($14,537)   ($6,266)  ($12,347)
Unrealized gains on trading securities                   (291)      (532)    (5,661)
Relocation reserve                                        284        177        220
Depreciation                                             (626)      (637)      (572)
Deferred charges                                        1,095      1,249        959
Accretion of securities under
  repurchase agreements                                     -          -       (319)
Other, net                                                224        233         42
                                                    --------------------------------
                                                     ($13,851)   ($5,777)  ($17,678)
                                                    --------------------------------
                                                    --------------------------------

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


  Included in Deferred income taxes in total current assets are deferred federal tax assets of $957,000 and $897,000 and deferred state and local tax assets of $486,000 and $308,000 at April 30, 1998 and 1997, respectively.

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:


                                               Years ended April 30,

                                              1998      1997      1996
                                           ------------------------------
                                                   (in thousands)
Tax expense at the U.S. statutory rate       $20,171   $25,699   $24,016
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit                  2,776     3,147     2,611
  Effect of tax exempt income and dividend
   deductions                                    (64)     (409)     (586)
  Other, net                                    (428)     (774)      629
                                           ------------------------------
                                             $22,455   $27,663   $26,670
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

Note 7-Employees' Profit Sharing and Savings Plan:

  Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 1998, 1997, and 1996 was $1,455,000, $1,550,000, and $1,331,000, respectively.

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


Note 8-Incentive Stock Options:

  On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 1998, is as follows:


                                   Number of           Option
                                     Shares            Prices
                                   ---------
Outstanding at April 30, 1995         6,250       $17.50 to $29.75
   Granted                                -
   Exercised                         (1,625)      $17.50 to $29.75
   Cancelled                              -
                                   ---------
Outstanding at April 30, 1996         4,625       $17.50 to $29.75
   Granted                                -
   Exercised                         (1,150)      $17.50 to $29.75
   Cancelled                              -
                                   ---------
Outstanding at April 30, 1997         3,475       $17.50 to $29.75
   Granted                                -
   Exercised                           (500)      $29.75
   Cancelled                              -
                                   ---------
Outstanding at April 30, 1998         2,975       $29.75
                                   ---------
                                   ---------

  Options outstanding at April 30, 1998 expire at various dates through March 2003. At April 30, 1998, 2,975 of the outstanding options were exercisable. Of the common stock held in treasury at April 30, 1998, 2,975 shares were held for exercise of stock options.

Note 9-Treasury Stock:

  Treasury stock, at cost, for the three years ended April 30, 1997, consists of the following:


                                              Shares              Amount
                                            ----------          ----------
                                                              (in thousands)
Balance April 30, 1995                        24,650                  474
 Exercise of incentive stock options          (1,625)                 (31)
                                            ----------          ----------
Balance April 30, 1996                        23,025                  443
 Exercise of incentive stock options          (1,150)                 (22)
                                            ----------          ----------
Balance April 30, 1997                        21,875                  421
 Exercise of incentive stock options            (500)                 (10)
                                            ----------          ----------
Balance April 30, 1998                        21,375                 $411
                                            ----------          ----------
                                            ----------          ----------

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


Note 10-Lease Commitments:

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

  Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:


     Year ended April 30:       (in thousands)
     1999                           $1,813
     2000                            1,846
     2001                            1,827
     2002                            1,827
     2003                            1,827
    Thereafter                       9,693
                                  --------
                                   $18,833
                                  --------
                                  --------


                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


  Rental expense for the years ended April 30, 1998, 1997, and 1996 under operating leases covering office space was $1,288,000, $1,456,000, and $1,402,000, respectively.

Note 11-Business Segments:

  The Company operates in two business segments: Investment Periodicals and related Publications, and Investment Management. Identifiable assets consisted of:


                                               April 30,

                                          1998           1997
                                       -------------------------
                                            (in thousands)
Identifiable assets:
  Investment periodicals and
   related publications                  $18,573        $20,644
  Investment management                  186,904        137,649
  Corporate assets                         2,048          2,017
                                       -------------------------
     Total                              $207,525       $160,310
                                       -------------------------
                                       -------------------------

Revenues and income from operations were  as follows:


                                             Years ended April 30,

                                              1998      1997      1996
                                            -----------------------------
                                                    (in thousands)
Revenues:
  Investment periodicals and
   related publications                      $61,298   $62,590   $58,649
  Intersegment revenues                          (88)     (148)     (140)
                                            -----------------------------
                                              61,210    62,442    58,509
  Investment management                       32,405    29,136    26,564
  Settlement of disputed securities trans.        --       196     2,054
                                            -----------------------------
    Consolidated revenues                    $93,615   $91,774   $87,127
                                            -----------------------------
                                            -----------------------------

Income from operations:
  Investment periodicals and
   related publications                      $20,553   $20,205   $15,492
  Investment management                       18,807    15,876    14,940
  Settlement of disputed securities trans.        --       196     2,054
                                            -----------------------------
    Consolidated income from operations      $39,360   $36,277   $32,486
                                            -----------------------------
                                            -----------------------------

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


Note 12-Net Capital:

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

At April 30, 1998, Value Line Securities, Inc. net capital, as defined, of $10,196,000 exceeded required net capital by $10,096,000 and the ratio of aggregate indebtedness to net capital was .10 to 1.

Note 13-Off-Balance-Sheet Risk:

The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual fund or a counterparty fail to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

  No single customer accounted for a significant portion of the Company's sales in 1998, 1997 or 1996, nor accounts receivable for 1998 or 1997.

                                   Value Line, Inc.
                      Notes to Consolidated Financial Statements


Note 14-Estimated Fair Value of Financial and Derivative Instruments:

  Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

At April 30, 1998, the Company held no derivative financial instruments. The average fair value of derivative financial instruments for the year ended April 30, 1998 consists of a liability of $243,700.

  Net realized trading gains related to equity securities aggregated $6,869,000 for the year ended April 30, 1998. The net unrealized losses on trading securities for the period ended April 30, 1998 was $568,000. Net trading losses related to derivative financial instruments amounted to $2,925,000 for the year ended April 30, 1998.

Note 15-Special Dividend Distribution:

On December 16, 1996, the Board of Directors of the Company declared a special $15.00 per share dividend which was paid January 2, 1997, to all shareholders of record on December 26, 1996. The Company paid this dividend out of accumulated earnings and profits.

The dividend was paid pursuant to a transaction in which the Parent settled a lawsuit and purchased all the AB&Co. shares held by the Arnold Van Hoven Bernhard family and the trustees of a trust of which he is the income beneficiary. Accordingly, Jean B. Buttner, Chief Executive Officer of the Company, now owns 100% of the voting shares of the Parent.

Note 16-Year 2000:

The Company recognizes the need to ensure its computer systems and software applications are converted to a year 2000 date with no disruption to business operations. In light of this, the Company has established a central committee to coordinate, evaluate and implement changes necessary for compliance. Additionally, the Company is communicating with suppliers, financial institutions, and others with which it does business to ensure they are also compliant with the year 2000 date. Significant areas of operations which will be impacted have already been identified and conversion efforts are underway. The total cost of compliance and its effect on the Company's future results of operations are being determined as part of the detailed conversion planning. The total cost, including routine hardware enhancements and modifications to software applications is not expected to exceed $1,000,000.



             Value Line, Inc.

              Schedule 1 - Marketable Securities

  Shares            Common Stock Name                Cost          Market
----------    --------------------------------       ----------    ----------
     1,000    AAR CORP                               27,800.00     26,187.50
       700    ACCESS HEALTH INC                      23,222.50     23,625.00
       350    ACCUSTAFF INC                           9,635.50     12,556.25
       800    ACTION PERFORMANCE COS INC             23,640.00     27,700.00
     1,300    ACXIOM CORP                            24,358.75     31,525.00
     1,100    AES CORP                               45,958.00     60,706.25
     1,200    AIRBOURNE FREIGHT CORP                 33,468.00     47,550.00
       500    AIRTOUCH COMMUNICATIONS INC            19,640.00     26,562.50
       150    AKZO NOBEL N V                         15,796.88     15,450.00
       800    ALASKA AIR GROUP INC                   25,390.00     44,900.00
       450    ALASKA AIR GROUP INC                   22,119.75     25,256.25
       400    ALCIDE CORP COM                        23,520.00     18,400.00
     1,550    ALIANT COMMUNICATIONS INC              45,218.36     43,981.25
       450    ALLIED WASTE INDUSTRIES                 8,578.12     12,375.00
       550    ALLSTATE CORP                          40,716.50     52,937.50
       450    AMERICAN INTL GROUP INC                44,788.50     59,203.12
     1,100    AMERICAN PRECISION INDS INC            25,286.25     19,937.50
     1,400    AMERICAN PWR CONVERSION CORP           38,365.63     45,062.50
     1,000    ANALYTICAL SURVEYS INC                 26,425.00     32,500.00
       200    ANCHOR GAMING                          11,350.00     16,850.00
       750    APOLLO GROUP INC                       22,411.88     25,687.50
       800    APPLIED PWR INC                        25,695.00     29,900.00
       500    APTARGROUP INC                         28,087.50     31,250.00
     2,200    ARKANSAS BEST CORP                     25,850.00     23,100.00
       600    ARROW INTERNATIONAL INC                23,390.63     19,800.00
     1,300    ARTESYN TECHNOLOGIES INC               34,402.50     28,600.00
       550    ARVIN INDS INC                         20,572.75     22,515.62
     1,050    ASA HLDGS INC                          42,268.75     39,900.00
       600    ATLANTIC COAST AIRLS INC               27,855.00     33,937.50
       600    ATWOOD OCEANICS INC                    33,090.00     32,812.50
     1,100    AUTOZONE INC                           33,033.00     33,206.25
     1,066    BALDOR ELEC CO                         24,524.65     27,982.50
     1,000    BALLARD MEDICAL PRODUCTS               24,300.00     25,125.00
       650    BANKAMERICA CORP                       47,557.00     55,250.00
       900    BARRA INC                              25,380.00     21,600.00
       700    BED BATH + BEYOND INC                  27,733.75     34,475.00
       850    BELL ATLANTIC CORP                     74,853.63     79,528.12
       900    BENCHMARK ELECTRS INC                  24,151.23     20,193.75
     1,300    BETHLEHAM STL CORP                     14,257.75     20,231.25
     1,400    BILLING CONCEPTS CORP                  24,447.50     39,200.00
     1,450    BIOGEN INC                             63,665.63     64,343.75



             Value Line, Inc.

              Schedule 1 - Marketable Securities

  Shares            Common Stock Name                Cost          Market
----------    --------------------------------       ----------    ----------
     2,750    BIOMET INC                             73,962.50     82,500.00
     1,000    BLOUNT INTL INC                        25,525.00     31,062.50
       100    BMC SOFTWARE INC                        6,562.50      9,356.25
     1,500    BRIGHTPOINT INC                        26,700.00     29,250.00
       500    BUCKLE INC                             26,462.50     25,312.50
     1,100    CALMAT CO                              26,317.50     28,806.25
     1,050    CANANDAIGUA WINE INC                   52,840.88     54,993.75
       100    CATALINA MARKETING CORP                 4,721.75      5,200.00
       600    CATHAY BANCORP INC                     21,930.00     21,825.00
     1,400    CHATTEM INC                            25,270.00     38,850.00
     1,000    CHEESECAKE FACTORY                     21,783.33     25,250.00
     1,850    CHIRON CORP                            40,637.50     35,843.75
       500    CINCINNATI FINL CORP                   64,277.50     63,687.50
     1,300    CISCO SYS INC                          79,409.38     95,225.00
       750    CITFED BANCORP INC                     25,150.00     39,750.00
        50    CITICORP                                6,382.75      7,525.00
       600    CKE RESTAURANTS INC                    23,232.28     20,775.00
       850    COCA COLA ENTERPRISES INC              24,303.63     32,087.50
       630    COMMERCE BANCORP INC N J               22,792.50     36,146.25
       500    COMMUNITY FIRST BANKSAHRES INC         23,900.00     25,187.50
     1,250    COMPUSA INC                            40,884.37     23,203.12
       850    COMPUTER ASSOC INTL INC                38,129.76     49,778.12
       700    COMPUTER TASK GROUP INC                26,897.50     27,212.50
     1,000    CONMED CORP                            28,050.00     22,875.00
       700    COOPER COS INC                         26,503.75     26,906.25
       700    COSTCO COS INC                         37,646.00     39,112.50
         2    CRESCENDO PHARMACEUTICALS COR              22.53         25.00
       600    CULLEN FROST BANKERS INC               28,380.00     35,100.00
     1,200    CULP INC                               25,185.00     22,800.00
       900    DATASCOPE CORP                         25,076.25     25,312.50
     1,200    DAWSON GEOPHYSICAL CO                  24,960.00     20,850.00
       850    DELL COMPUTER CORP                     40,612.50     68,637.50
       500    DIONEX CORP                            27,212.50     26,687.50
       450    DOLLAR GEN CORP                        12,542.37     17,043.75
       150    DOLLAR TREE STORES INC                  6,229.50      8,137.50
       650    DRESS BARN,THE                         18,300.75     18,931.25
     1,300    EAGLE HARDWARE AND GARDEN              25,577.50     23,725.00
       500    ELECTRO SCIENTIFIC INDS INC            29,225.00     19,000.00
       550    ELECTRONIC ARTS                        19,800.00     25,437.50
       850    ERICSSON L M TEL CO                    40,381.25     43,721.87
       800    ETHAN ALLEN INTERIORS INC              25,390.00     40,750.00


             Value Line, Inc.

              Schedule 1 - Marketable Securities

  Shares            Common Stock Name                Cost          Market
----------    --------------------------------       ----------    ----------
       400    ETHAN ALLEN INTERIORS INC              13,562.00     20,375.00
       800    FEDERAL HOME LN MTG CORP               27,374.00     37,050.00
     1,000    FEDERAL NATL MTG ASSN                  63,467.50     59,875.00
     1,500    FIFTH THIRD BANCORP                    79,633.13     82,500.00
     1,400    FINANCIAL FED CORP                     25,151.28     32,375.00
       900    FINGERHUT COS INC                      20,105.82     26,662.50
       900    FIRST YRS INC                          25,807.50     28,350.00
     7,350    FOOD LION INC                          75,784.20     74,418.75
     1,300    FURNITURE BRANDS INTL INC              24,602.50     38,187.50
     1,100    FURON CO                               26,455.00     23,031.25
       800    FURON CO                               15,512.00     16,750.00
       300    G + K SERVICES                         10,515.00     12,075.00
     1,250    GARTNER GROUP INC NEW                  46,650.00     41,406.25
       800    GBC BANCORP CALIF                      38,740.00     51,000.00
       800    GENERAL BINDING CORP                   24,640.00     26,400.00
     1,050    GENERAL ELEC CO                        75,828.38     89,381.25
       600    GENERAL NUTRITION COS INC              20,012.50     21,525.00
     1,000    GENTEX CORP                            24,175.00     33,750.00
     1,000    GERBER SCIENTIFIC INC                  26,175.00     25,500.00
     1,400    GLEASON CORP                           37,126.25     46,375.00
     2,400    GLOBAL INDUSTRIES INC                  39,972.00     54,450.00
       600    GOODYS FAMILY CLOTHING                 27,480.00     29,700.00
       600    GUIDANT CORP                           30,768.00     40,125.00
     1,200    GYMBOREE CORP                          31,911.00     22,050.00
       650    HBO + CO                               35,406.25     38,878.12
       900    HEARTLAND EXPRESS INC                  24,345.00     22,387.50
     2,500    HELEN TROY LTD                         48,875.00     51,250.00
     1,000    HELIX TECHNOLOGY CORP                  29,405.00     20,000.00
     2,000    HERLEY INDUSTRIES INC                  27,850.00     26,250.00
       250    HEWLETT PACKARD CO                     15,741.88     18,828.12
       350    HOME DEPOT INC                         19,248.00     24,368.75
       500    HON INDS INC                           13,757.50     16,000.00
       200    HOUSEHOLD INTL INC                     22,256.00     26,287.50
       800    HUGHES SUPPLY INC                      25,140.00     31,000.00
       100    ICN PHARMACEUTICALS INC                 3,742.88      4,925.00
       450    INPUT/OUTPUT INC                       11,835.38     11,193.75
     1,300    INSTRON CORP                           24,277.50     25,025.00
     1,000    INTER TEL INC                          25,525.00     23,625.00
       800    INTERFACE INC                          23,840.00     33,950.00
       800    INTERNATIONAL MULTIFOODS CORP          25,190.00     23,250.00
     1,000    INVACARE CORP                          23,925.00     27,875.00


             Value Line, Inc.

              Schedule 1 - Marketable Securities

  Shares            Common Stock Name                Cost          Market
----------    --------------------------------       ----------    ----------
     1,900    ITEQ INC                               23,963.75     24,225.00
       800    JACOBS ENGR GROUP INC                  26,390.00     26,700.00
       800    JONES MED INDS INC                     25,290.00     23,600.00
     1,400    JONES MED INDS INC                     50,529.50     41,300.00
     1,300    JUST FOR FEET INC                      27,121.25     28,600.00
     1,200    KATY INDS INC                          23,385.00     22,050.00
       800    KAUFMAN + BROAD HOME CORP              17,440.00     23,250.00
       800    KAYDON CORP                            24,395.00     35,050.00
       700    KELLWOOD CO                            24,885.00     22,356.25
       900    KEY ENERGY GROUP INC                   30,726.28     16,818.75
     1,400    KOLLMORGEN CORP                        24,920.00     29,400.00
       900    KRONOS INC                             25,807.50     32,400.00
       600    KUHLMAN CORP                           21,630.00     29,400.00
       600    KULICKE + SOFFA INDS INC               14,587.50     12,900.00
     1,700    LADD FURNITURE INC                     30,322.50     48,450.00
       150    LANCASTER COLONY CORP                   6,529.50      5,793.75
     1,600    LANCE INC                              38,138.63     34,400.00
       900    LEARONAL INC                           23,782.50     25,650.00
     1,050    LEVEL ONE COMMUNICATIONS INC           27,510.00     32,681.25
     1,500    LILLIAN VERNON CORP                    25,762.50     25,875.00
       100    LILLY ELI + CO                          6,246.75      6,956.25
       600    LINDSAY MFG CO                         26,580.00     28,125.00
       200    M S CARRIERS INC                        4,987.50      6,800.00
       900    MACDERMID INC                          28,215.00     26,943.75
       700    MANITOWOC INC                          25,453.75     32,637.50
       600    MANUGISTICS GROUP INC                  23,662.50     36,000.00
     1,200    MASCOTECH INC                          25,335.00     27,975.00
       900    MAVERICK TUBE CORP                     30,970.00     15,693.75
     1,800    MBNA CORP                              48,936.00     60,975.00
       600    MEDTRONIC INC                          26,918.00     31,575.00
       650    MERCK + CO INC                         83,341.38     78,325.00
     1,100    MERCURY INTERACTIVE CORP               22,192.50     44,550.00
     1,000    MICHAEL FOODS INC NEW                  25,800.00     29,250.00
     2,100    MICHAEL FOODS INC NEW                  50,400.50     61,425.00
     1,000    MICROSOFT CORP                         77,865.63     90,125.00
       500    MILLER HERMAN INC                      16,827.50     15,093.75
     1,100    MOBILE TELECOMMUNICATION               19,305.00     28,050.00
       700    MOOG INC                               24,062.50     30,275.00
     1,200    MYERS IND INC                          26,453.64     29,850.00
       100    NABORS INDUSTRIES INC                   4,003.00      2,518.75
       500    NAC RE CORP                            25,712.50     25,000.00


             Value Line, Inc.

              Schedule 1 - Marketable Securities

  Shares            Common Stock Name                Cost          Market
----------    --------------------------------       ----------    ----------
       200    NAC RE CORP                             9,631.00     10,000.00
       500    NATIONAL DATA CORP                     20,712.50     20,406.25
     1,000    NATURES SUNSHINE PRODS INC             24,175.00     24,500.00
       650    NAUTICA ENTERPRISES INC                18,544.50     16,168.75
       700    NCI BLDG SYS INC                       25,585.00     36,400.00
       300    NETWORKS ASSOCS INC                    17,907.75     20,550.00
     1,400    NEWPARK RES INC                        27,247.50     33,687.50
     1,600    NEWPORT CORP                           24,680.00     32,600.00
       500    NISSAN MTR LTD                          4,015.00      3,375.00
     1,500    NORTH FORK BANCORPORATION INC          43,481.25     55,687.50
     1,200    NORTHERN TRUST CORP                    84,106.25     87,600.00
       450    NORTHWEST AIRLS CORP                   27,225.00     23,625.00
       100    NORWEST CORP                            3,690.50      3,968.75
     1,200    NS GROUP INC                           33,160.00     16,125.00
       950    OFFICE DEPOT INC                       19,919.13     31,468.75
     1,500    ONEIDA LTD                             34,655.00     44,906.25
     1,625    ORIENTAL FINL GROUP INC                47,190.00     67,640.62
     1,200    OSHKOSH B GOSH INC                     47,536.00     46,200.00
       800    OUTBACK STEAKHOUSE INC                 26,875.00     30,500.00
     1,000    OVERSEAS SHIPHOLDING GROUP INC         25,925.00     21,250.00
       350    OVERSEAS SHIPHOLDING GROUP INC          8,979.25      7,437.50
       700    OXFORD INDS INC                        25,760.00     24,937.50
       600    PACIFIC SUNWEAR OF CALIF               24,930.00     26,475.00
       750    PARAMETRIC TECHNOLOGY CORP             24,375.00     23,976.56
     1,400    PARK OHIO INDS INC OHIO                23,975.00     25,725.00
     1,900    PARKER DRILLING CO                     27,982.50     19,475.00
       800    PARKER DRILLING CO                     12,124.00      8,200.00
       500    PATTERSON DENTAL CO                    15,233.75     14,718.75
     1,050    PAYCHEX INC                            52,003.38     57,028.12
       600    PEOPLES HERITAGE FINL GROUP            25,005.00     28,950.00
       400    PEOPLESOFT INC                         15,850.00     18,600.00
     1,000    PERFORMANCE FOOD GROUP CO              25,612.50     20,250.00
       700    PFIZER INC                             41,058.50     79,668.75
     1,100    PHILIP MORRIS COS INC                  45,408.00     41,043.75
        50    PHILIPS ELECTRS N V                     3,960.88      4,500.00
     1,000    PHOTRONIC INC                          28,525.00     36,875.00
     1,200    PIER 1 IMPORTS INC                     21,660.00     31,650.00
       900    PILLOWTEX CORP                         24,620.04     45,168.75
       900    PMC SIERRA INC                         26,325.00     40,950.00
     1,100    POOL ENERGY SVCS CO                    27,280.00     29,012.50
       800    PRE PAID LEGAL SVCS INC                23,090.00     30,250.00


             Value Line, Inc.

              Schedule 1 - Marketable Securities

  Shares            Common Stock Name                Cost          Market
----------    --------------------------------       ----------    ----------
     1,700    PRIME MED SVCS INC                     23,885.00     18,062.50
       200    PROCTER + GAMBLE CO                    16,931.00     16,437.50
     1,400    PROTECTIVE LIFE CORP                   35,516.25     51,975.00
       400    PUBLIC SVC ENTERPRISE GROUP            14,937.00     13,425.00
       100    QUAKER OATS CO                          4,834.25      5,200.00
       300    QUINTILES TRANSNATIONAL CORP           14,062.50     14,850.00
       800    REGAL BELOIT CORP                      24,758.72     24,600.00
     1,950    ROLLINS TRUCK LEASING CORP             23,708.75     25,837.50
       250    ROSS STORES INC                         8,390.63     11,578.12
       600    ROWAN COS INC                          20,418.00     17,662.50
     1,000    SAFESKIN CORP                          21,712.50     35,625.00
     1,200    SAFESKIN CORP                          27,124.25     42,750.00
       800    SCHERING PLOUGH CORP                   39,324.00     64,100.00
       600    SCHLUMBERGER LTD                       48,036.75     49,725.00
     1,000    SCOTTS CO                              26,362.50     36,500.00
        50    SEQUA CORP                              2,767.13      3,700.00
     1,100    SHAW GROUP INC                         24,530.00     25,850.00
     1,000    SHOREWOOD PACKAGING CORP               24,300.00     25,937.50
       500    SILICON VY BANCSHARES                  29,275.00     32,625.00
     1,250    SLM HLDG CORP                          52,755.01     53,359.37
       600    SMITH A O CORP                         24,592.50     27,075.00
     1,700    SMITHFIELD FOODS INC                   51,606.50     51,637.50
       800    SMUCKER J M CO                         23,940.00     19,650.00
       300    SOFAMOR/DANEK GROUP INC.               16,199.63     26,325.00
     1,000    SOUTHWEST AIRLS CO                     22,182.76     27,437.50
       500    SPS TECHNOLOGIES INC                   22,525.00     30,906.25
     3,300    STANDARD PAC CORP NEW                  37,446.33     56,925.00
     3,100    STANDARD PAC CORP NEW                  35,680.50     53,475.00
     1,500    STANDARD PRODS CO                      49,106.25     48,000.00
       150    STAPLES INC                             3,468.75      3,703.12
       500    STARBUCKS CORP                         19,312.50     24,062.50
       850    STATE STREET CORPORATION               43,163.00     60,775.00
     1,800    STERLING BANCSHARES INC                24,660.00     31,500.00
       400    STRYKER CORP                           15,618.26     18,000.00
       410    SUIZA FOODS CORP                       21,971.18     24,292.50
       400    SUN INC                                16,787.00     16,175.00
     1,400    SUN MICROSYSTEMS INC                   63,808.75     57,662.50
     1,100    SUNAMERICA INC                         38,464.25     54,931.25
     1,200    SWIFT TRANSN INC                       25,600.00     27,450.00
       950    SYMANTEC CORP                          23,868.75     27,550.00
     1,800    TAB PRODS CO                           23,940.00     26,550.00


             Value Line, Inc.

              Schedule 1 - Marketable Securities

  Shares            Common Stock Name                Cost          Market
----------    --------------------------------       ----------    ----------
       500    TECH DATA CORP                         24,062.50     24,937.50
       450    TELE COMMUNICATIONS INC NEW            14,006.25     14,512.50
       150    TELLABS INC                             9,743.75     10,631.25
     1,000    TELXON CORP                            24,737.50     32,312.50
     1,000    TEREX CORP NEW                         27,300.00     30,625.00
       100    TEXAS INDS INC                          4,909.25      6,443.75
     1,200    THOR INDS INC                          25,290.00     31,350.00
       100    TIDEWATER INC                           6,746.75      3,962.50
       600    TIFFANY + CO NEW                       25,380.00     27,300.00
       800    TOLL BROS INC                          21,698.00     22,300.00
     1,650    TOYOTA MTR CO                          87,910.75     86,625.00
       900    TRANSTECHNOLOGY CORP                   25,188.75     26,887.50
       950    TRAVELERS GROUP INC                    42,096.09     58,128.12
       600    TRIANGLE PAC CORP DEL                  27,480.00     26,100.00
       150    U S OFFICE PRODS CO                     2,679.50      2,653.12
     1,000    UNIFIRST CORP                          28,925.00     27,000.00
       500    UNITED STATIONERS INC                  29,550.00     31,562.50
       700    UNITED STATIONERS INC                  33,475.00     44,187.50
       900    VARLEN CORP                            25,230.00     31,275.00
       400    VESTA INS GROUP INC                    22,320.00     22,650.00
     1,100    VIKING OFFICE PRODS INC                26,028.13     26,606.25
       700    VINTAGE PETE INC                       13,860.00     13,650.00
       500    VITESSE SEMICONDUCTOR CORP             26,650.00     28,843.75
       300    VITESSE SEMICONDUCTOR CORP             13,246.50     17,306.25
       450    VOLT INFORMATION SCIENCES INC          25,888.50     14,962.50
     1,000    VWR SCIENTIFIC PRODS CORP              24,050.00     32,875.00
       850    VWR SCIENTIFIC PRODS CORP              28,656.75     27,943.75
     1,300    WABASH NATL CORP                       37,277.50     40,137.50
       750    WAL MART STORES INC                    29,131.87     37,921.87
       800    WASHINGTON MUT INC                     59,900.00     56,050.00
       400    WATSON PHARMACEUTICALS INC             11,431.00     17,200.00
       900    WATTS INDS INC                         24,513.75     23,062.50
     1,000    WERNER ENTERPRISES INC                 25,500.00     24,125.00
       100    WESTPOINT STEVENS INC                   2,665.63      3,350.00
       750    WHOLE FOODS MKT INC                    38,666.25     46,406.25
     1,000    WOLVERINE WORLD WIDE INC               25,362.50     28,875.00
     1,500    WORLD FUEL SERVICES CORP.              24,875.00     30,281.25
     1,050    WYNNS INTL INC                         24,185.00     23,625.00
       900    ZERO CORP                              25,413.75     27,731.25

                                                  7,913,788.98  8,861,066.48




                 Value Line, Inc.

              Schedule XIII - Other Investments
                                                          Historical
  Mutual Fund Investments                                    Cost                       Market Value
 ------------------------                                -------------                 -------------
  The Value Line Fund, Inc.                                   3,266,834                  5,946,656
  The Value Line Special Situations Fund, Inc.                7,823,638                  9,270,924
  The Value Line Income Fund, Inc.                            1,191,664                  1,787,578
  Value Line Leveraged Growth Investors, Inc.                16,160,276                 29,148,150
  Value Line U.S. Government Securities Fund, Inc.            6,464,750                  6,491,069
  Value Line Tax Exempt Fund, Inc.,  High Yield Portfolio     1,133,853                  1,232,280
  Value Line Convertible Fund, Inc.                             884,899                  1,021,714
  Value Line Aggressive Income Trust                          6,275,651                  6,535,969
  Value Line  New York Tax Exempt Trust                       1,038,043                  1,141,730
  Value Line  Small Cap Growth Fund                          12,178,079                 13,985,907
  Value Line Asset Allocation Fund, Inc.                     39,222,830                 53,924,693
  Value Line US Multinational Company Fund                   12,102,172                 18,789,617
                                                            -----------               ------------

  Total                                                     107,742,687                149,276,287
                                                            -----------               ------------
                                                            -----------               ------------