Form 10-K/A
period 1998-04-30
VALUE LINE INC
filed 1998-08-19
CIK 717720

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 2O549


                                  AMENDMENT NO. 1
                                         TO
                                     FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

     For the fiscal year ended April 3O, 1998   Commission File Number 0-113O6


                                  VALUE LINE, INC.
               (Exact name of registrant as specified in its charter)

          New York                                      13-3139843
(State or other jurisdiction of                 (IRS Employer Identification
 incorporation or organization)                           Number)

                 220 East 42nd Street, New York, N.Y.   1OO17-5891
                (Address of principal executive offices) (Zip Code)

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

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Names of Directors, Age as of                                     Director
     August 7, 1998 and Principal Occupation                             Since
     ---------------------------------------                           --------
Jean Bernhard Buttner* (63).  Chairman of the Board,                      1982
President, and Chief Executive Officer of the Company
and Arnold Bernhard & Co., Inc.  Chairman of the Board and
President of each of the Value Line Funds; Trustee,
Radcliffe College.

Harold Bernard, Jr. (67).  Retired Administrative Law Judge,              1982
National Labor Relations Board.  Director of Arnold Bernhard &
Co., Inc.  Judge Bernard is the cousin of Jean Bernhard Buttner.

Samuel Eisenstadt* (76).  Senior Vice President and Research              1982
Chairman of the Company.

William S. Kanaga*  (73).  Retired Chairman of Arthur Young               1986
(now Ernst & Young, accounting firm).  Chairman of The Center for International Private Enterprise, Vice Chairman of The
Business Council of the United Nations and Director of Mercy
Ships International.

W. Scott Thomas (48).  Partner, Brobeck, Phleger & Harrison,              1986
attorneys.

Howard A. Brecher* (44).  Vice President of the Company since             1992
1996 and Secretary since 1992; Vice President, Secretary,
Treasurer and General Counsel of Arnold Bernhard & Co., Inc.
since 1991 and Director since 1992.

David T. Henigson* (41).  Vice President of the Company since             1992
1992 and Treasurer since 1994; Director of Compliance and
Internal Audit of the Company since 1988; Vice President of
each of the Value Line Funds since 1992 and Secretary and
Treasurer since 1994; Vice President of Arnold Bernhard & Co.,
Inc. since 1991 and Director since 1992.

Linda S. Wilson (61).  President of Radcliffe College;                    1998
Director of INACOM Corporation and Citizens Financial Group,
Inc.

* Member of the Executive Committee


(b) The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

ITEM II.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 1998, 1997 and 1996 of the chief executive officer of the Company and each of the other executive officers of the Company who were serving at April 30, 1998. The Company has only four executive officers.


                                                                 Long-Term
                                                                Compensation
                                                                   Awards
                                                                ------------
                                        Annual Compensation      Restricted
Name and                                -------------------         Stock       Options       All Other
Principal                Fiscal                                    Award(s)     Granted     Compensation(b)
Position                  Year       Salary($)    Bonus(a)($)        ($)          (#)            ($)
----------------------  ------       ---------    -----------    ----------     -------     ---------------
Jean B. Buttner           1998        789,881        700,000         -            -            20,880
Chairman of the Board     1997        772,500        600,000         -            -            17,760
and Chief Executive       1996        766,875        500,000         -            -            17,775
 Officer

Samuel Eisenstadt         1998        100,000        100,000         -            -            15,000
Senior Vice President     1997        100,000        100,000         -            -            15,000
 and Research Chairman    1996        100,000        100,000         -            -            15,000

David T. Henigson         1998        100,000        220,000         -            -            15,000
Vice President            1997         99,600        180,000         -            -            14,940
                          1996         98,400        150,000         -            -            14,760

Howard A. Brecher         1998         50,000        185,000         -            -             7,500
Vice President            1997         50,000        140,000         -            -             7,500
                          1996         60,000        100,000         -            -             9,000

SUMMARY COMPENSATION TABLE CONTINUED:



(a)  A portion of the bonuses are contingent upon future employment.



(b) Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $1,455,000 for the year ended April 30, 1998. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability or termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
 AND FISCAL YEAR-END OPTION VALUES



     The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in fiscal 1998, the value realized through the exercise of such options and the number of unexercised options held by such person, including both those which are presently exercisable and those which are not presently exercisable.


                                                          Number of         Value of Unexercised
                                                     Unexercised Options    In-the-Money Options
                                                      at April 30, 1998     at April 30, 1998 (1)
                    Shares Acquired                ----------------------- -----------------------
                      Upon Option       Value                      Not                     Not
      Name             Exercise       Realized(1)  Exercisable Exercisable Exercisable Exercisable
------------------  ---------------   -----------  ----------- ----------- ----------- ------------

Howard A. Brecher        500           $5,915         2,975         -        $45,369        -



------------------


(1) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of August 7, 1998 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address          Number of Shares       Percentage of Shares
of Beneficial Owner      Beneficially Owned     Beneficially Owned(1)
---------------------    --------------------   ------------------------
Arnold Bernhard              8,009,800                    80.27%
  & Co., Inc.(1)
220 East 42nd Street
New York, NY  10017

-------------------
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

     The following table sets forth information as of June 30, 1998, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

       Name of                   Number of Shares       Percentage of Shares
   Beneficial Owner             Beneficially Owned      Beneficially Owned
-----------------------------   ------------------      --------------------
Jean Bernhard Buttner                  100(1)                     *
Harold Bernard, Jr.                    399                        *
Samuel Eisenstadt                        0                        *
William S. Kanaga                    2,000                        *
W. Scott Thomas                      1,000                        *
Howard A. Brecher                    3,100(2)                     *
David T. Henigson                      150                        *
Linda S. Wilson                          0                        *

All directors and executive
officers as a group (8 persons)      6,749(1)(2)                  *

-------------------
*Less than one percent

(1) Excludes 8,009,800 shares (80.27% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

(2) Includes 2,975 shares purchasable within 60 days of June 30, 1998 upon the exercise of stock options by Mr. Brecher.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the year ended April 30, 1998, the Company was reimbursed $461,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

                                     SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 1O-K for the fiscal year ended April 3O, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VALUE LINE, INC.
                                  (Registrant)




                          By:   s/ Jean Bernhard Buttner
                                ----------------------------
                                Jean Bernhard Buttner
                                Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                          By:   s/ Jean Bernhard Buttner
                                ----------------------------
                                Jean Bernhard Buttner
                                Principal Executive Officer




                          By:   s/ Stephen R. Anastasio
                                ----------------------------
                                Stephen R. Anastasio
                                Principal Financial
                                and Accounting Officer




Dated: August 19, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 1O-K for the fiscal year ended April 3O, 1998, to be signed on its behalf by the undersigned as Directors of the Registrant.


s/ Jean Bernhard Buttner                       s/ William S. Kanaga
------------------------                       ----------------------
Jean Bernhard Buttner                          William S. Kanaga



s/ Harold Bernard, Jr.                         s/ Howard A. Brecher
------------------------                       ----------------------
Harold Bernard, Jr.                            Howard A. Brecher



s/ W. Scott Thomas                             s/ Samuel Eisenstadt
------------------------                       ----------------------
W. Scott Thomas                                Samuel Eisenstadt



s/Linda S. Wilson                              s/ David T. Henigson
------------------------                       ----------------------
Linda S. Wilson                                David T. Henigson



Dated: August 19, 1998