Form 10-Q
period 1998-07-31
VALUE LINE INC
filed 1998-09-14
CIK 717720

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JULY 31, 1998                  Commission file number 0-11306
                                                                       ---------
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

              Class                    Outstanding at July 31, 1998
              -----                    ----------------------------


     Common stock, $.10 par value            9,978,625 Shares
                                             ----------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                July 31,       April 30,
                                                                  1998           1998
                                                               ----------     ----------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $34,430 and $29,072, respectively)              $35,073        $29,937
  Trading securities                                                7,815          8,861
  Accounts receivable, net of allowance for doubtful
   accounts of $540 and $507, respectively                          2,318          1,287
  Receivable from affiliates                                        2,480          2,339
  Prepaid expenses and other current assets                         1,457          1,688
  Deferred income taxes                                             1,444          1,444
                                                               ----------     ----------
    Total current assets                                           50,587         45,556

  Long term securities available for sale                         146,368        149,277
  Property and equipment, net                                      12,470         12,651
  Goodwill                                                             40             41
                                                               ----------     ----------
    Total assets                                                 $209,465       $207,525
                                                               ----------     ----------
                                                               ----------     ----------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                         $5,758         $7,170
  Accrued salaries                                                    984          1,764
  Dividends payable                                                 2,495          2,495
  Accrued taxes payable                                             3,959            347
                                                               ----------     ----------
    Total current liabilities                                      13,196         11,776

  Unearned revenue                                                 43,322         42,543
  Deferred income taxes                                            13,823         15,294
  Deferred charges                                                    906            975

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                 1,000          1,000
  Additional paid-in capital                                          959            959
  Retained earnings                                               112,406        108,392
  Treasury stock, at cost (21,375 shares on 7/31/98,
   and 4/30/98)                                                      (411)          (411)
  Unrealized gain on securities, net of taxes                      24,264         26,997
                                                               ----------     ----------
    Total shareholders' equity                                    138,218        136,937
                                                               ----------     ----------
    Total liabilities and shareholders' equity                   $209,465       $207,525
                                                               ----------     ----------
                                                               ----------     ----------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 VALUE LINE, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  For the three months
                                                                         ended
                                                                July 31,       July 31,
                                                                  1998           1997
                                                               ----------     ----------
Revenues:
  Investment periodicals and
   related publications                                           $15,597        $15,433
  Investment management fees & svcs                                 8,541          7,737
  Gain on disposal of operating facility                              518            ---
                                                               ----------     ----------
    Total revenues                                                 24,656         23,170
                                                               ----------     ----------
Expenses:
  Advertising and promotion                                         3,531          3,154
  Salaries and employee benefits                                    5,973          5,321
  Printing, paper and distribution                                  1,871          1,776
  Office and administration                                         2,246          1,944
                                                               ----------     ----------
    Total expenses                                                 13,621         12,195
                                                               ----------     ----------

Income from operations                                             11,035         10,975
Income from securities trans., net                                    142          1,903
                                                               ----------     ----------
Income before income taxes                                         11,177         12,878
Provision for income taxes                                          4,668          5,067
                                                               ----------     ----------
    Net income                                                     $6,509         $7,811
                                                               ----------     ----------
                                                               ----------     ----------
Earnings per share, basic & fully diluted                           $0.65          $0.78
                                                               ----------     ----------
                                                               ----------     ----------

The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1998
                      (in thousands, except share amounts)

                                  Common stock
                                                                                                          Accumulated
                                  Number              Additional                                             Other
                                    of                 paid-in     Treasury   Comprehensive   Retained   Comprehensive
                                  shares     Amount    capital      Stock        income       earnings       income        Total
                               -----------  --------  ----------  ----------  -------------  ----------  -------------  ----------
Balance at May 1, 1998           9,978,625    $1,000        $959       ($411)                  $108,392        $26,997    $136,937

Comprehensive income
 Net income                                                                          $6,509       6,509                      6,509
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                             (2,733)                    (2,733)     (2,733)
                                                                              -------------
Comprehensive income                                                                 $3,776
                                                                              -------------
                                                                              -------------
Dividends declared                                                                               (2,495)                    (2,495)
                               -----------  --------  ----------  ----------                 ----------  -------------  ----------
Balance at July 31, 1998         9,978,625    $1,000        $959       ($411)                  $112,406        $24,264    $138,218
                               -----------  --------  ----------  ----------                 ----------  -------------  ----------
                               -----------  --------  ----------  ----------                 ----------  -------------  ----------

The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                      FOR THE THREE MONTHS ENDED JULY 31, 1997
                        (in thousands, except share amounts)

                                  Common stock
                                                                                                          Accumulated
                                  Number              Additional                                             Other
                                    of                 paid-in     Treasury   Comprehensive   Retained   Comprehensive
                                  shares     Amount    capital      Stock        income       earnings       income        Total
                               -----------  --------  ----------  ----------  -------------  ----------  -------------  ----------
Balance at May 1, 1997           9,978,125    $1,000        $954       ($421)                   $83,194        $11,637     $96,364

Comprehensive income
 Net income                                                                          $7,811       7,811                      7,811
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                             12,612                     12,612      12,612
                                                                              -------------
Comprehensive income                                                                $20,423
                                                                              -------------
                                                                              -------------
Exercise of stock options              500                     5          10                                                    15

Dividends declared                                                                               (2,495)                    (2,495)
                               -----------  --------  ----------  ----------                 ----------  -------------  ----------
Balance at July 31, 1997         9,978,625    $1,000        $959       ($411)                   $88,510        $24,249    $114,307
                               -----------  --------  ----------  ----------                 ----------  -------------  ----------
                               -----------  --------  ----------  ----------                 ----------  -------------  ----------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            For the three months
                                                                                                    ended
                                                                                           July 31,       July 31,
                                                                                             1998           1997
                                                                                          ----------     ----------
Cash flows from operating activities:
  Net income                                                                                  $6,509         $7,811

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                  407            404
  Losses on sales of trading securities                                                          295          1,143
  Unrealized (gains)/losses on trading securities                                                235         (2,578)
  Gain on sale of operating facility                                                            (518)            --

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                                                       779         (1,867)
   Decrease in deferred charges                                                                  (69)           (70)
   Decrease in accounts payable and accrued expenses                                          (1,412)        (1,003)
   Increase/(decrease) in accrued salaries                                                      (780)           521
   Increase in accrued taxes payable                                                           3,612          4,062
   (Increase)/decrease in prepaid expenses and other current assets                              231            (79)
   (Increase)/decrease in accounts receivable                                                 (1,031)           391
   Increase in receivable from affiliates                                                       (141)          (261)
                                                                                          ----------     ----------
    Total adjustments                                                                          1,608            663
                                                                                          ----------     ----------
Net cash provided by operations                                                                8,117          8,474

Cash flows from investing activities:
  Purchases of long term securities                                                           (1,295)          (213)
  Proceeds from sales of trading securities                                                    2,461          8,713
  Purchases of trading securities                                                             (1,945)       (10,616)
  Acquisitions of property, and equipment, net                                                  (284)          (254)
  Proceeds from sale of operating facility                                                       577             --
                                                                                          ----------     ----------
Net cash (used in) investing activities                                                         (486)        (2,370)

Cash flows from financing activities:
  Proceeds from sale of treasury stock                                                           --              15
  Dividends paid                                                                              (2,495)        (2,495)
                                                                                          ----------     ----------
Net cash (used in) financing activities                                                       (2,495)        (2,480)
                                                                                          ----------     ----------
Net increase in cash and cash equivalents                                                      5,136          3,624
Cash and cash equivalents at beginning of period                                              29,937         16,083
                                                                                          ----------     ----------
Cash and cash equivalents at end of period                                                   $35,073        $19,707
                                                                                          ----------     ----------
                                                                                          ----------     ----------

The accompanying notes are an integral part of these financial statements.

                               VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES - NOTE 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated
July 15, 1998 for the fiscal year ended April 30, 1998. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 1998 and April 30, 1998, cash equivalents included $33,124,000 and $28,283,000, respectively, invested in the Value Line money market funds.

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

Earnings per Share, basic & fully diluted:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the period.

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

                               VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


MARKETABLE SECURITIES - Note 2:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $7,103,000 and $7,914,000 and a market value of $7,815,000 and $8,861,000 at
July 31, 1998 and April 30, 1998, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $109,038,000 and $107,743,000 and the market value was $146,368,000 and $149,277,000 at July 31, 1998 and April 30, 1998, respectively. At July 31, 1998, the decrease in gross unrealized appreciation on these securities of $4,204,000, net of deferred taxes of $1,471,000, was included in shareholders' equity.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $922,000 and $1,095,000 during the three months ended July 31, 1998 and 1997, respectively.

OFF-BALANCE-SHEET RISK - NOTE 4:

The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual funds or a counterparty fail to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

No single customer accounted for a significant portion of the Company's sales nor accounts receivables in fiscal 1999 or fiscal 1998.

COMPREHENSIVE INCOME - NOTE 5:

During the fiscal year 1999, the Company adopted FASB statement no. 130, Reporting Comprehensive Income. Statement no.130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At July 31, 1998 and 1997, the Company held long term securities classified as available-for-sale. The decrease during the first quarter of fiscal 1999 in gross unrealized gains on these securities and the related deferred taxes was $4,204,000 and $1,471,000, respectively. The increase during the first three months of fiscal 1998 in gross unrealized gains on these securities and the related deferred taxes was $19,403,000 and $6,791,000, respectively.

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

At July 31, 1998 and April 30, 1998, the Company held no financial derivative instruments.

Net realized and unrealized trading losses related to equity securities aggregated $295,000 and $235,000, respectively, for the three months ended July 31, 1998. Income from securities transactions of $142,000 are reflected net of securities trading activity.

GAIN ON SALE OF OPERATING FACILITY - NOTE 7:

Pursuant to the Company's restructuring plan, the Company sold its idle North Bergen, New Jersey operating facility during May 1998 for which it received gross proceeds of $577,000. The gain on the sale of the operating facility is included in revenues in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:


LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) has liquid resources which are used in its business of $183,759,000 at July 31, 1998. In addition to $37,391,000 in working capital, the Company has long-term securities available for sale with a market value of $146,368,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $8,474,000 for fiscal 1998 was $357,000 higher than fiscal 1999's primarily as a result of the timing of incentive compensation payments. Also, the net increase of unearned revenues from new business offset by the increase in accounts receivable that resulted from the efficiencies in order processing in the new fulfillment system during fiscal 1999 generated $1,224,000 in additional cash flow as compared to the change in these items in fiscal 1998. Cash outflows from investing activities during fiscal 1999 were $1,884,000 less than fiscal 1998's results due primarily to the receipt of $577,000 of proceeds from the sale of the Company's idle operating facility and a reduction in the Company's short term trading portfolio volume due to a re-deployment of certain trading portfolio assets to the long term securities portfolio during the latter part of fiscal 1998.

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

The Accounting Standards Committee of the AICPA recently issued Statement of Position ("SOP") 98-1 which requires entities to adopt uniform rules in their financial statements in accounting for the cost of computer software developed or obtained for internal use. The SOP requires companies to capitalize as long-lived assets many of the cost associated with developing or obtaining software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner. Management estimates that the Company currently expenses approximately $2,000,000 of expenses each fiscal year that would qualify for amortization under the new statement.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during the remainder of fiscal 1999.

RESULTS OF OPERATIONS:

Net earnings for the three months ended July 31, 1998, were $6,509,000, $.65 per share, compared to net earnings of $7,811,000, $.78 per share, for the three months ended July 31, 1997. Revenues exceeded the prior year's amounts by 6% and were the highest during any first quarter period in the history of the Company. Operating income for the first quarter of the 1999 fiscal year improved 1% from the similar period in the 1998 fiscal year and was also the highest level achieved during this period.

Revenues of $24,656,000 for the three months of fiscal year 1999 were $1,486,000 above the comparable figures in fiscal year 1998. Subscription revenues of $15,597,000 through July 1998 were 1% above revenues of $15,433,000 in the comparable prior year period. The increase from the prior year is due primarily to a 2% increase in revenues from the Value Line Investment Survey and related products, including revenues from Value Line Select, which was introduced during March 1998. Investment management fees of $8,541,000 for the three months ended July 31, 1998, were $804,000, or 10%, above the prior year's revenues. The increase in revenues resulted primarily from an 13% increase in the average total net assets in the Company's mutual funds. Total net assets in the Company's mutual funds at

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

July 31, 1998, were 2% higher than the net asset balance at July 31, 1997. The Company also recorded revenues of $518,000 from the sale of its North Bergen, New Jersey, idle operating facility.

Expenses for the first quarter of the 1999 fiscal year were $13,621,000, $1,426,000, or 12%, above last year's total costs of $12,195,000. Total advertising and promotional expenses of $3,531,000 were $377,000, or 12%, above the prior year's expenses. Promotional expenses for the Value Line Mutual Funds, including expenses relating to a selling arrangement for two of the equity mutual funds for which the Company is the advisor, were $315,000 above the prior year expenses. Salaries and employee benefit expenses of $5,973,000 compare to expenses of $5,321,000 recorded in the prior fiscal year period. The increase resulted primarily from increases in salaries and incentive compensation, revisions to the salary structure in the certain production departments, and increases in expenses for employee benefits. Printing, paper, and distribution costs of $1,871,000 increased 5% from the July 1997 fiscal year-to-date due primarily to increased Internet and other software development costs. Office and administration expenses of $2,246,000 increased $302,000, or 16%, from the prior year's expenses primarily as a result of increased fees for professional services and higher expenses for property rent and utilities.

The Company's securities portfolios produced a net gain for the three months ended July 31, 1998, of $142,000, a decrease of $1,761,000 from last year's net income of $1,903,000. The net decline in earnings from the prior year was primarily due to the reduction in the size of the Company's trading portfolio during the latter part of fiscal 1998 and a general decline in the fair market value of the Company's securities portfolio versus the prior year, due to recent equity market volatility.

                               VALUE LINE, INC.

                                  Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended
July 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Value Line, Inc.
                                               (Registrant)


Date: September 14, 1998               By:  /s/ Jean Bernhard Buttner
                                            -----------------------------------
                                            Jean Bernhard Buttner
                                            Chairman & Chief Executive Officer

Date: September 14, 1998               By:  /s/ Stephen R. Anastasio
                                            -----------------------------------
                                            Stephen R. Anastasio
                                            Chief Accounting Officer

                               VALUE LINE, INC.

                                  Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended
July 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Value Line, Inc.
                                               (Registrant)


Date: September 14, 1998               By:
                                            -----------------------------------
                                            Jean Bernhard Buttner
                                            Chairman & Chief Executive Officer

Date: September 14, 1998               By:
                                            -----------------------------------
                                            Stephen R. Anastasio
                                            Chief Accounting Officer