Form 10-Q/A
period 1998-07-31
VALUE LINE INC
filed 1998-09-16
CIK 717720

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

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1998
                      (in thousands, except share amounts)

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

                                VALUE LINE, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED JULY 31, 1997
                        (in thousands, except share amounts)

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

GAIN ON SALE OF OPERATING FACILITY - NOTE 7:

Pursuant to the Company's realignment of its production and distribution departments, the Company sold its idle North Bergen, New Jersey operating facility during May 1998 for which it received gross proceeds of $577,000. The gain on the sale of the operating facility is included in revenues in the Consolidated Statements of Income.

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

The Company's cash flow from operations of $8,474,000 for fiscal 1998 was $357,000 higher than fiscal 1999's primarily as a result of the timing of incentive compensation payments. Also, the net increase of unearned revenues from new business offset by the increase in accounts receivable that resulted from the efficiencies in order processing in the new fulfillment system during fiscal 1999 generated $1,224,000 in additional cash flow as compared to the change in these items in fiscal 1998. Cash outflows from investing activities during fiscal 1999 were $1,884,000 less than fiscal 1998's results due primarily to the receipt of $577,000 of proceeds from the sale of the Company's
North Bergen, New Jersey idle operating facility and a reduction in the Company's short term trading portfolio volume due to a re-deployment of certain trading portfolio assets to the long term securities portfolio during the latter part of fiscal 1998.

The Company recognizes the need to ensure that its computer systems and software applications are year 2000 compliant with no disruption to business operations. In light of this, the Company has established a central committee to coordinate, evaluate and implement changes necessary for compliance. Additionally, the Company is communicating with suppliers, financial institutions, and others with which it does business to ensure they are also compliant with the year 2000 date. Significant areas of operations which will be impacted have already been identified and conversion efforts are underway. The total cost of compliance and its effect on the Company's future results of operations are being determined as part of the detailed conversion planning. The cost, including routine hardware enhancements and modifications to software applications, is not expected to exceed $1,000,000.

The Accounting Standards Committee of the AICPA recently issued Statement of Position ("SOP") 98-1 which requires entities to adopt uniform rules in their financial statements in accounting for the cost of computer software developed or obtained for internal use. The SOP requires companies to capitalize as long-lived assets many of the costs associated with developing or obtaining software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner. Management estimates that the Company currently expenses approximately $1,000,000 to $1,500,000 of expenses each fiscal year that would qualify for amortization under the new statement.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during the remainder of fiscal 1999.

RESULTS OF OPERATIONS:

Net earnings for the three months ended July 31, 1998, were $6,509,000, $.65 per share, compared to net earnings of $7,811,000, $.78 per share, for the three months ended July 31, 1997. Revenues exceeded the prior year's amounts by 6% and were the highest during any first quarter period in the history of the Company. Operating income for the first quarter of the 1999 fiscal year improved 1% from the similar period in the 1998 fiscal year and was also the highest level achieved during the first quarter.

Revenues of $24,656,000 for the three months of fiscal year 1999 were $1,486,000 above the comparable figures in fiscal year 1998. Subscription revenues of $15,597,000 through July 1998 were 1% above revenues of $15,433,000 in the comparable prior year period. The increase from the prior year is due primarily to a 2% increase in revenues from the Value Line Investment Survey and related products, including revenues from Value Line Select, which was introduced during March 1998. Investment management fees of $8,541,000 for the three months ended July 31, 1998, were $804,000, or 10%, above the prior year's revenues. The increase in revenues resulted primarily from a 13% increase in the average total net assets in the Company's mutual funds. Total net assets in the Company's mutual funds at

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

July 31, 1998, were 2% higher than the net asset balance at July 31, 1997. The Company also recorded revenues of $518,000 from the sale of its North Bergen, New Jersey, idle operating facility.

Expenses for the first quarter of the 1999 fiscal year were $13,621,000, $1,426,000, or 12%, above last year's total costs of $12,195,000. Total advertising and promotional expenses of $3,531,000 were $377,000, or 12%, above the prior year's expenses. Promotional expenses for the Value Line Mutual Funds, including expenses relating to a selling arrangement for two of the equity mutual funds for which the Company is the advisor, were $315,000 above the prior year's expenses. Salaries and employee benefit expenses of $5,973,000 compare to expenses of $5,321,000 recorded in the prior fiscal year period. The increase resulted primarily from increases in salaries and incentive compensation, revisions to the salary structure in certain production departments, and increases in expenses for employee benefits. Printing, paper, and distribution costs of $1,871,000 increased 5% from the July 1997 fiscal year-to-date due primarily to increased Internet and other software development costs. Office and administration expenses of $2,246,000 increased $302,000, or 16%, from the prior year's expenses primarily as a result of increased fees for professional services and higher expenses for property rent and utilities.

The Company's securities portfolios produced a net gain for the three months ended July 31, 1998, of $142,000, a decrease of $1,761,000 from last year's net income of $1,903,000. The net decline in earnings from the prior year was primarily due to the reduction in the size of the Company's trading portfolio during the latter part of fiscal 1998 and the extreme volatility in the securities markets due to the weakness in Asian, Russian, Latin America and other foreign economies which have severely impacted the United States financial markets.

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