Form 10-Q
period 1998-10-31
VALUE LINE INC
filed 1998-12-15
CIK 717720

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      Form 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended OCTOBER 31, 1998     Commission file number 0-11306

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

                  Class                         Outstanding at October 31, 1998
                  -----                         -------------------------------

       Common stock, $.10 par value                    9,978,625 Shares
                                                       ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                   VALUE LINE, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)

                                                         Oct. 31,      April 30,
Assets                                                     1998           1998
                                                         --------      ---------
Current Assets:
  Cash and cash equivalents (including short term
   investments of $34,250 and $29,072, respectively)      $34,744        $29,937
  Trading securities                                        7,795          8,861
  Accounts receivable, net of allowance for doubtful
   accounts of $519 and $507, respectively                  2,206          1,287
  Receivable from affiliates                                2,304          2,339
  Prepaid expenses and other current assets                 1,564          1,688
  Deferred income taxes                                     1,444          1,444
                                                         --------      ---------
    Total current assets                                   50,057         45,556

  Long term securities available for sale                 138,261        149,277
  Property and equipment, net                              12,232         12,651
  Goodwill                                                     39             41
                                                         --------      ---------
    Total assets                                         $200,589       $207,525
                                                         --------      ---------
                                                         --------      ---------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                 $7,238         $7,170
  Accrued salaries                                          1,211          1,764
  Dividends payable                                         2,495          2,495
  Accrued taxes payable                                     2,187            347
                                                         --------      ---------
    Total current liabilities                              13,131         11,776

  Unearned revenue                                         39,904         42,543
  Deferred income taxes                                    10,936         15,294
  Deferred charges                                            836            975

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                         1,000          1,000
  Additional paid-in capital                                  959            959
  Retained earnings                                       115,332        108,392
  Treasury stock, at cost (21,375 shares on 10/31/98,
   21,375 shares on 4/30/98)                                 (411)          (411)
  Unrealized gain on securities, net of taxes              18,902         26,997
                                                         --------      ---------
    Total shareholders' equity                            135,782        136,937
                                                         --------      ---------
    Total liabilities and shareholders' equity           $200,589       $207,525
                                                         --------      ---------
                                                         --------      ---------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                   VALUE LINE, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                             Three months ended             Six months ended
                                                                  Oct. 31,                        Oct. 31,
                                                           1998           1997           1998           1997
                                                          -------        -------        -------        -------
Revenues:
  Investment periodicals and
   related publications                                   $15,483        $15,309        $31,080        $30,742
  Investment management fees & svcs                         7,908          8,412         16,449         16,149
  Gain on sale of operating facility                          ---            ---            518            ---
                                                          -------        -------        -------        -------
    Total revenues                                         23,391         23,721         48,047         46,891
                                                          -------        -------        -------        -------
Expenses:
  Advertising and promotion                                 4,018          3,716          7,549         6,870
  Salaries and employee benefits                            5,753          5,676         11,726        10,997
  Printing, paper and distribution                          1,808          1,910          3,679         3,686
  Office and administration                                 2,274          1,952          4,520         3,896
                                                          -------        -------        -------        -------
    Total expenses                                         13,853         13,254         27,474        25,449
                                                          -------        -------        -------        -------

Income from operations                                      9,538         10,467         20,573        21,442
Income from securities transactions, net                      (31)         1,162            111         3,065
                                                          -------        -------        -------        -------
Income before income taxes                                  9,507         11,629         20,684        24,507
Provision for income taxes                                  4,086          4,566          8,754         9,633
                                                          -------        -------        -------        -------
    Net income                                             $5,421         $7,063        $11,930       $14,874
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

Earnings per share, basic & fully diluted                   $0.55          $0.71          $1.20         $1.49
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                                   VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                              FOR THE SIX
                                                                              MONTHS ENDED
                                                                         OCT. 31,      OCT. 31,
                                                                           1998          1997
                                                                         -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $11,930        $14,874

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                              874            788
  (Gains)/losses on sales of trading securities, securities
   held for sale and futures contracts                                       670         (1,554)
  Unrealized (gains)/losses on trading securities                            515           (571)
  Gain on sale of operating facility                                        (518)           ---
  Writedown of equipment                                                      85            ---

  CHANGES IN ASSETS AND LIABILITIES:
   Decrease in unearned revenue                                           (2,639)        (4,295)
   Increase in deferred charges                                             (139)          (139)
   Increase/(decrease) in accounts payable and accrued expenses               68         (2,727)
   Decrease in accrued salaries                                             (553)          (560)
   Increase/(decrease) in accrued taxes payable                            1,840            (54)
   Decrease in prepaid expenses
    and other current assets                                                 124            296
   (Increase)/decrease in accounts receivable                               (919)           298
   (Increase)/decrease in receivable from affiliates                          35           (350)
                                                                         -------       --------
    Total adjustments                                                       (557)        (8,868)
                                                                         -------       --------
NET CASH PROVIDED BY OPERATIONS                                           11,373          6,006

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities                                          ---          9,762
  Purchases of securities                                                 (1,586)       (10,254)
  Proceeds from sales of trading securities                                3,870         21,936
  Purchases of trading securities                                         (3,840)       (25,787)
  Acquisition of property, and equipment, net                               (602)          (399)
  Proceeds from sale of land, building & equipment                           582            ---
                                                                         -------       --------
Net cash (used in) investing activities                                   (1,576)        (4,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of treasury stock                                      ---             15
  Dividends paid                                                          (4,990)        (4,990)
                                                                         -------       --------
Net cash (used in) financing activities                                   (4,990)        (4,975)
                                                                         -------       --------
Net increase/(decrease) in cash and cash equivalents                       4,807         (3,711)
cash and cash equivalents at beginning of period                          29,937         16,083
                                                                         -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $34,744        $12,372
                                                                         -------       --------
                                                                         -------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   VALUE LINE, INC.
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED OCTOBER 31, 1998
                         (in thousands, except share amounts)
                                     (Unaudited)

                                                                                                          Accumulated
                                 Number    Par value   Additional                                           other
                               of common   of common    paid-in     Treasury   Comprehensive  Retained   comprehensive
                                 shares      shares     capital       Stock        income     earnings       income        Total
                               ---------   ---------   ----------   --------   -------------  --------   -------------    --------
BALANCE AT MAY 1, 1998         9,978,625      $1,000        $959       ($411)                 $108,392         $26,997    $136,937

Comprehensive income
 Net income                                                                          $11,930    11,930                      11,930
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                             ($8,095)                   (8,095)     (8,095)
                                                                               -------------
Comprehensive income                                                                  $3,835
                                                                               -------------
                                                                               -------------
Dividends declared                                                                              (4,990)                     (4,990)
                               ---------   ---------   ----------   --------                  --------   -------------    --------
BALANCE AT OCTOBER 31, 1998    9,978,625      $1,000        $959       ($411)                 $115,332         $18,902    $135,782
                               ---------   ---------   ----------   --------                  --------   -------------    --------
                               ---------   ---------   ----------   --------                  --------   -------------    --------


                                   VALUE LINE, INC.
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                         (in thousands, except share amounts)
                                     (Unaudited)

                                                                                                          Accumulated
                                 Number    Par value   Additional                                           other
                               of common   of common    paid-in     Treasury   Comprehensive  Retained   comprehensive
                                 shares      shares     capital       Stock        income     earnings       income        Total
                               ---------   ---------   ----------   --------   -------------  --------   -------------    --------
BALANCE AT JULY 31, 1998       9,978,625      $1,000        $959       ($411)                 $112,406         $24,264    $138,218

Comprehensive income
 Net income                                                                           $5,421     5,421                       5,421
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                             ($5,362)                   (5,362)     (5,362)
                                                                               -------------
Comprehensive income                                                                     $59
                                                                               -------------
                                                                               -------------
Dividends declared                                                                              (2,495)                     (2,495)
                               ---------   ---------   ----------   --------                  --------   -------------    --------
BALANCE AT OCTOBER 31, 1998    9,978,625      $1,000        $959       ($411)                 $115,332         $18,902    $135,782
                               ---------   ---------   ----------   --------                  --------   -------------    --------
                               ---------   ---------   ----------   --------                  --------   -------------    --------

The accompanying notes are an integral part of these financial statements.

                                   VALUE LINE, INC.
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED OCTOBER 31, 1997
                         (in thousands, except share amounts)
                                     (Unaudited)

                                                                                                          Accumulated
                                 Number    Par value   Additional                                           other
                               of common   of common    paid-in     Treasury   Comprehensive  Retained   comprehensive
                                 shares      shares     capital       Stock        income     earnings       income        Total
                               ---------   ---------   ----------   --------   -------------  --------   -------------    --------
BALANCE AT MAY 1, 1997         9,978,125      $1,000        $954       ($421)                  $83,194         $11,637     $96,364

Comprehensive income
 Net income                                                                          $14,874    14,874                      14,874
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                              12,758                    12,758      12,758
                                                                               -------------
Comprehensive income                                                                 $27,632
                                                                               -------------
                                                                               -------------
Exercise of stock options            500                       5          10                                                    15

Dividends declared                                                                              (4,990)                     (4,990)
                               ---------   ---------   ----------   --------                  --------   -------------    --------
BALANCE AT OCTOBER 31, 1997    9,978,625      $1,000        $959       ($411)                  $93,078         $24,395    $119,021
                               ---------   ---------   ----------   --------                  --------   -------------    --------
                               ---------   ---------   ----------   --------                  --------   -------------    --------


                                   VALUE LINE, INC.
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
                         (in thousands, except share amounts)
                                     (Unaudited)

                                                                                                          Accumulated
                                 Number    Par value   Additional                                           other
                               of common   of common    paid-in     Treasury   Comprehensive  Retained   comprehensive
                                 shares      shares     capital       Stock        income     earnings       income        Total
                               ---------   ---------   ----------   --------   -------------  --------   -------------    --------
BALANCE AT JULY 31, 1997       9,978,625      $1,000        $959       ($411)                  $88,510         $24,249    $114,307

Comprehensive income
 Net income                                                                           $7,063     7,063                       7,063
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                                 146                       146         146
                                                                               -------------
Comprehensive income                                                                  $7,209
                                                                               -------------
                                                                               -------------
Dividends declared                                                                              (2,495)                     (2,495)
                               ---------   ---------   ----------   --------                  --------   -------------    --------
BALANCE AT OCTOBER 31, 1997    9,978,625      $1,000        $959       ($411)                  $93,078         $24,395    $119,021
                               ---------   ---------   ----------   --------                  --------   -------------    --------
                               ---------   ---------   ----------   --------                  --------   -------------    --------

The accompanying notes are an integral part of these financial statements.

                                   VALUE LINE, INC.
               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Significant Accounting Policies - Note 1:
----------------------------------------------------

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

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 1998 and April 30, 1998, cash equivalents included $33,400,000 and $28,283,000, respectively, invested in the Value Line money market funds.

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

Marketable Securities - Note 2:
----------------------------------------------------

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $7,213,000 and $7,914,000 and a market value of $7,795,000 and $8,861,000 at
October 31, 1998 and April 30, 1998, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $109,181,000 and $107,743,000 and the market value was $138,261,000 and $149,277,000 at October 31, 1998 and April 30, 1998, respectively. At October 31, 1998, the decrease in gross unrealized appreciation on these securities of $12,454,000, net of deferred taxes of $4,359,000, was included in shareholders' equity.

Supplemental Disclosure of Cash Flow Information - Note 3:
-----------------------------------------------------------------

Cash payments for income taxes were $6,914,000 and $9,688,000 during the six months ended October 31, 1998 and 1997, respectively.

Comprehensive Income - Note 4:
----------------------------------------------------

During the fiscal year 1999, the Company adopted FASB statement no. 130, Reporting Comprehensive Income. Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At October 31, 1998 and 1997, the Company held long term securities classified as available-for-sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. The decrease in gross unrealized gains was $8,249,000 and $12,454,000 and the change in the related deferred taxes was $2,887,000 and $4,359,000 during the three months and six months ended October 31, 1998, respectively. The increase in gross unrealized gains on these securities was $225,000 and $19,628,000 and the change in the related deferred taxes was $79,000 and $6,870,000, during the three months and six months ended October 31, 1997, respectively.

Gain on Sale of Operating Facility - Note 5:
----------------------------------------------------

Pursuant to the Company's realignment of its production and distribution departments, the Company sold its vacant North Bergen, New Jersey operating facility during May 1998 for which it received gross proceeds of $577,000. The gain on the sale of the operating facility is included in revenues in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) had liquid resources which are used in its business of $175,187,000 at October 31, 1998. In addition to $36,926,000 of working capital, the Company had long-term securities available for sale with a market value of $138,261,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $11,373,000 for the first six months of fiscal 1999 was $5,367,000 higher than fiscal 1998's cash flow primarily due to an increase in prepayments for future subscriptions to the Company's products and a change in the timing of the receipt and payment of invoices for significant advertising and promotion vendors. Tax related timing differences and the utilization of prior period credits also contributed to the additional cash flows from operations. This increase to cash flow was partially offset by the increase in accounts receivable that resulted from the efficiencies in order processing in the new subscription fulfillment system. Net cash outflows for investing activities during fiscal 1999 were $3,166,000 less than fiscal 1998's outflows due primarily to the Company's decision in fiscal 1998 to invest additional cash in its short term trading portfolio. The receipt of $577,000 of proceeds during fiscal 1999 from the sale of the Company's North Bergen, New Jersey vacant operating facility also contributed to the increase in comparable cash flow from investing activities.

Year 2000 (Y2K):
Preparedness for the Year 2000 by Value Line, Inc. began in 1997 with an initial assessment of the Company's systems, its risk of exposure, the steps necessary to achieve Y2K compliance, and the resources necessary to implement those steps.

The first phase of the plan involved a complete assessment of the Company's systems and a survey of vendors. Systems were categorized into three groups - Mission Critical, Critical, and Non-Critical. Mission Critical systems are systems that would result in a disruption of service or services. Critical systems are defined as those that could cause minor disruption of services. Non-Critical systems are defined as those that would have no significant impact on operations or services.

State of Readiness - Y2K
We are now into the second phase of the project: Remediation, Testing and Implementation. This phase involves remediating or replacing non-compliant systems, testing each system, implementing changes to our production environment, and then re-testing each system. Under the direction of the Y2K project team, the Information Technology Department is working towards the Y2K compliance of all systems by the first quarter of calendar 1999. Though we cannot provide absolute assurances, we currently believe the Company will reach its objectives by that time. The Year 2000 project is currently on schedule.

Anticipated Costs - Y2K
The Company's fiscal year 1998 expenditures for the Y2K project were $251,000. The Company's fiscal year 1999 budget for the Y2K project is $790,000 of which $232,000 was incurred during the six months ended October 31, 1998. The Company's fiscal year 2000 budget is projected to be $400,000. These expenditures include new software and hardware, allocation of staff time, temporary assistance for clerical tasks, legal counsel, testing tools and external, third-party monitoring of the Company's Y2K implementation plan.

Risks - Y2K
As the Securities and Exchange Commission recently noted, we cannot predict with certainty what will happen as the millennium approaches. We are attempting to purge every system of Year 2000 problems, but we cannot be sure that we will find every problem in the Company's systems, that the vendors the Company relies upon will find every problem in their systems, or that the Securities Industry will not experience system failures that will negatively and materially impact Value Line. The Company will continue to work toward compliance and urge its vendors to do the same, but because neither the Company, nor its vendors, can predict the future with certainty, Value Line is also developing a contingency plan.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Contingency Planning - Y2K
Value Line is in the process of finalizing contingency plans to account for the possible failure of every Mission Critical system. Whether this involves performing tasks manually, or locating alternative vendors for Mission Critical software and hardware systems, Value Line is committed to having viable contingency plans developed for every Mission Critical system by the second quarter of calendar 1999.

Recent AICPA Pronouncements:

The Accounting Standards Committee of the AICPA recently issued Statement of Position ("SOP") 98-1 which requires entities to adopt uniform rules in their financial statements in accounting for the cost of computer software developed or obtained for internal use. The SOP requires companies to capitalize as long-lived assets, for fiscal years beginning after December 15, 1998, many of the costs associated with developing or obtaining software for internal use to amortize those costs over the software's estimated useful life in a systematic and rational manner. Management estimates that the Company currently expenses approximately $1,000,000 to $1,500,000 of expenses each fiscal year that would qualify for amortization under the new statement. Accordingly, earnings will increase to the extent of capitalized costs (net of amortization) during the initial year of application. Thereafter, assuming capitalized costs remain constant, the increase in earnings will diminish as the initial costs are amortized. Once the amount capitalized in the first year of application is fully amortized, the increase in earnings due to this accounting change will cease.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for the remainder of fiscal 1999.

RESULTS OF OPERATIONS:

Revenues of $48,047,000 for the first six months of fiscal 1999 exceeded the prior year's revenues of $46,891,000 by 2.5% and set a new record high for the Company. Revenues of $23,391,000 for the three months ended October 31, 1998 were the second highest in the Company's history during any October quarter. Net earnings for the six months ended October 31, 1998, were $11,930,000, $1.20 per share as compared to net income for the six months ended October 31, 1997 of $14,874,000 or $1.49 per share. Net income of $5,421,000 or $.55 per share for the second quarter of fiscal 1999 compares to net income of $7,063,000 or $.71 per share for the similar period during fiscal 1998.

Subscription revenues of $31,080,000 were $338,000 or 1.1% above revenues in the comparable prior year period. The increase from the prior year is due primarily to a 2.0% increase in revenues from The Value Line Investment Survey and related products, including revenues from new products. Revenues from investment management fees and services of $16,449,000 for the six months ended October 31, 1998, were $300,000, or 2.0%, above the prior year's revenues. The increase from the prior year is primarily the result of a 6% increase in the year-to-date average net assets in the Company's family of mutual funds. The Company also recorded revenues of $518,000 from the sale of its North Bergen, New Jersey, vacant operating facility.

Operating expenses for the first six months of fiscal year 1999 were $27,474,000, $2,025,000 or 8% above last year's expenses of $25,449,000.
Total advertising and promotional expenses of $7,549,000 were $679,000, or 10%, above the prior year's expenses. The increase was due largely to the additional promotional expenses for the Value Line family of Mutual Funds, including additional expenses relating to a selling arrangement for two of the equity mutual funds for which the Company is the advisor. Salaries and employee benefit expenses of $11,726,000 were 7% above the prior year's expenses of $10,997,000. The increase from the prior year's expenses is primarily the result of revisions to the salary structure in the Equity Research Department, employment of additional staff in the Asset Management division and general increases in salaries and incentive compensation. Production and distribution costs of $3,679,000 were approximately equal with expenses for the six months ended October 31, 1997. The increases in production and distribution expenses that resulted from increased circulation to new products and the additional expenses related to software and Internet maintenance have been more than offset by lower expenses in our print publications due to lower print production runs and the lower costs of producing and distributing our increasingly popular electronic products.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Office and administration expenses of $4,520,000 increased $624,000, or 16%, from the prior year's level primarily as a result of increased fees for professional services and higher rent and depreciation expenses. In addition, fiscal year-to-date 1998 office and administrative expenses were reduced by proceeds of $126,000 from the settlement of an intellectual property infringement.

The Company's securities portfolios produced net income of $111,000 for the six months ended October 31, 1998, a decrease of $2,954,000 from last year's net income of $3,065,000. This decrease was due primarily to a restructuring of the Company's trading portfolio which resulted in a reduction in the size of the Company's trading portfolio during the latter part of fiscal 1998. Additionally, the extreme volatility in the equities securities markets during the first five months of fiscal 1999 due to continuing weaknesses in several foreign economies, which have severely impacted the United States financial markets also contributed to the decline in income from securities. The overall equity market condition improved during the last month of the Company's second quarter period.

                                   VALUE LINE, INC.

                                      Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Value Line, Inc.
                                    (Registrant)

Date:  December 14, 1998                 By: s/Jean Bernhard Buttner
                                             -----------------------------
                                             Jean Bernhard Buttner
                                             Chairman & Chief Executive Officer

Date:  December 14, 1998                 By: s/Stephen R. Anastasio
                                             -----------------------------
                                             Stephen R. Anastasio
                                             Chief Accounting Officer