Form 10-Q
period 1999-01-31
VALUE LINE INC
filed 1999-03-17
CIK 717720

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended JANUARY 31, 1999                Commission file number 0-11306
                                                                         -------

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

                                                  Yes    X     No
                                                      -------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                              Outstanding at January 31, 1999
              -----                              -------------------------------


     Common stock, $.10 par value                      9,978,625 Shares
                                                       ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            Jan. 31,      April 30,
                                                              1999          1998
                                                          ----------     ----------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $30,422 and $29,072, respectively)        $31,071        $29,937
  Trading securities                                         14,489          8,861
  Accounts receivable, net of allowance for doubtful
   accounts of $448 and $507, respectively                    1,813          1,287
  Receivable from affiliates                                  2,718          2,339
  Prepaid expenses and other current assets                   1,353          1,688
  Deferred income taxes                                       1,444          1,444
                                                          ---------      ---------
    Total current assets                                     52,888         45,556

  Long term securities available for sale                   173,719        149,277
  Property and equipment, net                                11,852         12,651
  Goodwill                                                       38             41
                                                          ---------      ---------
    Total assets                                           $238,497       $207,525
                                                          ---------      ---------
                                                          ---------      ---------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                   $8,461         $7,170
  Accrued salaries                                            1,362          1,764
  Dividends payable                                           2,495          2,495
  Accrued taxes payable                                       2,088            347
                                                          ---------      ---------
    Total current liabilities                                14,406         11,776

  Unearned revenue                                           40,254         42,543
  Deferred income taxes                                      21,664         15,294
  Deferred charges                                              767            975

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                           1,000          1,000
  Additional paid-in capital                                    959            959
  Retained earnings                                         121,032        108,392
  Treasury stock, at cost (21,375 shares on 1/31/99,
   21,375 shares on 4/30/98)                                   (411)          (411)
  Unrealized gain on securities, net of taxes                38,826         26,997
                                                          ---------      ---------
    Total shareholders' equity                              161,406        136,937
                                                          ---------      ---------
    Total liabilities and shareholders' equity             $238,497       $207,525
                                                          ---------      ---------
                                                          ---------      ---------


The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              Three months ended                Nine months ended
                                                   Jan. 31,                         Jan. 31,
                                                1999       1998                 1999          1998
                                              --------   --------             --------      --------
Revenues:
  Investment periodicals and
   related publications                       $15,508     $15,394              $46,588      $46,136
  Investment management fees & svcs             8,030       8,130               24,479       24,279
  Gain on sale of operating facility               --          --                  518           --
                                             --------    --------             --------     --------
    Total revenues                             23,538      23,524               71,585       70,415
                                             --------    --------             --------     --------
Expenses:
  Advertising and promotion                     5,769       4,094               13,318       10,964
  Salaries and employee benefits                6,022       5,521               17,748       16,518
  Printing, paper and distribution              1,739       1,955                5,418        5,641
  Office and administration                     2,203       2,070                6,723        5,966
                                             --------    --------             --------     --------
    Total expenses                             15,733      13,640               43,207       39,089
                                             --------    --------             --------     --------

Income from operations                          7,805       9,884               28,378       31,326
Income from securities transactions, net        5,281      13,372                5,392       16,437
                                             --------    --------             --------     --------
Income before income taxes                     13,086      23,256               33,770       47,763
Provision for income taxes                      4,892       8,930               13,646       18,563
                                             --------    --------             --------     --------
    Net income                                 $8,194     $14,326              $20,124      $29,200
                                             --------    --------             --------     --------
                                             --------    --------             --------     --------

Earnings per share, basic & fully diluted       $0.82       $1.44                $2.02        $2.93
                                             --------    --------             --------     --------
                                             --------    --------             --------     --------


The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                         JAN. 31,       JAN. 31,
                                                           1999          1998
                                                       -----------    -----------
Cash flows from operating activities:
Net income                                               $20,124       $29,200

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            1,339         1,186
  Gains on sales of trading securities, securities
   held for sale and futures contracts                    (2,347)      (13,919)
  Unrealized gains on trading securities                    (978)         (260)
  Gain on sale of operating facility                        (518)           --
  Writedown of equipment                                      84            --

  Changes in assets and liabilities:
   Decrease in unearned revenue                           (2,289)       (3,220)
   Decrease in deferred charges                             (208)         (209)
   Increase/(decrease) in accounts payable and
    accrued expenses                                       1,291        (2,027)
   Decrease in accrued salaries                             (402)         (607)
   Increase in accrued taxes payable                       1,741         4,629
   Decrease in prepaid expenses
    and other current assets                                 335           157
   (Increase)/decrease in accounts receivable               (526)        1,719
   Increase in receivable from affiliates                   (379)         (419)
                                                        --------      --------
    Total adjustments                                     (2,857)      (12,970)
                                                        --------      --------
Net cash provided by operations                           17,267        16,230

Cash flows from investing activities:
  Proceeds from sales of securities                        2,922         9,783
  Purchases of securities                                 (6,392)      (11,289)
  Proceeds from sales of trading securities                8,218        30,428
  Purchases of trading securities                        (13,294)      (27,395)
  Acquisition of property, and equipment, net               (686)         (613)
  Proceeds from sale of land, building & equipment           583            --
                                                        --------      --------
Net cash (used in)/provided by investing activities       (8,649)          914

Cash flows from financing activities:
  Proceeds from sales of treasury stock                       --            15
  Dividends paid                                          (7,484)       (7,484)
                                                        --------      --------
Net cash (used in) financing activities                   (7,484)       (7,469)
                                                        --------      --------
Net increase in cash and cash equivalents                  1,134         9,675
Cash and cash equivalents at beginning of period          29,937        16,083
                                                        --------      --------
Cash and cash equivalents at end of period               $31,071       $25,758
                                                        --------      --------
                                                        --------      --------


The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1999
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                                                          Accumulated
                                  Number     Par value  Additional                                            other
                                 of common   of common   paid-in    Treasury  Comprehensive   Retained    comprehensive
                                  shares       shares    capital     Stock       income       earnings        income      Total
                                 ---------   ---------  ----------  --------  -------------   --------    -------------  ---------
BALANCE AT MAY 1, 1998           9,978,625     $1,000     $959       ($411)                    $108,392      $26,997     $136,937

Comprehensive income
 Net income                                                                       $20,124        20,124                    20,124
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                          $11,829                     11,829       11,829
                                                                                 --------
Comprehensive income                                                              $31,953
                                                                                 --------
                                                                                 --------
Dividends declared                                                                               (7,484)                    7,484)
                                 ---------   --------   ------    --------                     --------    ---------      -------
BALANCE AT JANUARY 31, 1999      9,978,625     $1,000     $959       ($411)                    $121,032      $38,826     $161,406
                                 ---------   --------   ------    --------                     --------    ---------      -------
                                 ---------   --------   ------    --------                     --------    ---------      -------


                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                                                          Accumulated
                                  Number     Par value  Additional                                            other
                                 of common   of common   paid-in    Treasury  Comprehensive   Retained    comprehensive
                                  shares       shares    capital     Stock       income       earnings        income      Total
                                 ---------   ---------  ----------  --------  -------------   --------    -------------  ---------
BALANCE AT OCTOBER 31, 1998      9,978,625     $1,000     $959     ($411)                     $115,332       $18,902       $135,782

Comprehensive income
 Net income                                                                      $8,194          8,194                        8,194
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                        $19,924                       19,924         19,924
                                                                              ---------
Comprehensive income                                                            $28,118
                                                                              ---------
                                                                              ---------
Dividends declared                                                                              (2,494)                      (2,494)
                                 ---------   --------   ------   -------                      --------     ---------      ---------
BALANCE AT JANUARY 31, 1999      9,978,625     $1,000     $959     ($411)                     $121,032       $38,826       $161,406
                                 ---------   --------   ------   -------                      --------     ---------      ---------
                                 ---------   --------   ------   -------                      --------     ---------      ---------


The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1998
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                                                          Accumulated
                                  Number     Par value  Additional                                           other
                                 of common   of common   paid-in    Treasury Comprehensive    Retained   comprehensive
                                  shares      shares     capital     Stock      income        earnings       income         Total
                                 ---------   ---------  ----------  -------- -------------    --------   -------------    ---------
BALANCE AT MAY 1, 1997           9,978,125    $1,000       $954     ($421)                     $83,194       $11,637       $96,364

Comprehensive income
 Net income                                                                     $29,200         29,200                      29,200
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                          5,069                        5,069         5,069
                                                                              ---------
Comprehensive income                                                            $34,269
                                                                              ---------
                                                                              ---------

Exercise of stock options              500                   5         10                                                       15

Dividends declared                                                                              (7,484)                     (7,484)
                                 ---------  --------    ------    -------                    ---------      --------     ---------
BALANCE AT JANUARY 31, 1998      9,978,625    $1,000      $959      ($411)                    $104,910       $16,706      $123,164
                                 ---------  --------    ------    -------                    ---------      --------     ---------
                                 ---------  --------    ------    -------                    ---------      --------     ---------


                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                                                          Accumulated
                                  Number     Par value  Additional                                           other
                                 of common   of common   paid-in    Treasury Comprehensive    Retained   comprehensive
                                  shares      shares     capital     Stock      income        earnings       income         Total
                                 ---------   ---------  ----------  -------- -------------    --------   -------------    ---------
BALANCE AT OCTOBER 31, 1997       9,978,625    $1,000     $959       ($411)                    $93,078       $24,395       $119,021

Comprehensive income
 Net income                                                                     $14,326         14,326                       14,326
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                         (7,689)                      (7,689)        (7,689)
                                                                              ---------
Comprehensive income                                                             $6,637
                                                                              ---------
                                                                              ---------
Dividends declared                                                                              (2,494)                      (2,494)
                                  ---------  --------   ------     -------                   ---------       --------     ---------
BALANCE AT JANUARY 31, 1998       9,978,625    $1,000     $959       ($411)                   $104,910        $16,706      $123,164
                                  ---------  --------   ------     -------                   ---------       --------     ---------
                                  ---------  --------   ------     -------                   ---------       --------     ---------


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

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 1999 and April 30, 1998, cash equivalents included $29,666,000 and $28,283,000, respectively, invested in the Value Line money market funds.

Valuation of Securities:

The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds is valued at market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method.

Trading securities, which consist of securities held by Value Line Securities, Inc., the Company's broker-dealer subsidiary, are valued at market with realized and unrealized gains and losses included in earnings.

Earnings per Share, basic & fully diluted:

Earnings per share both basic and fully diluted, which are identical are based on the weighted average number of shares of common stock outstanding during the period.

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

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $12,415,000 and $7,914,000 and a market value of $14,489,000 and $8,861,000 at
January 31, 1999 and April 30, 1998, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities portfolio was $113,985,000 and $107,743,000 and the market value was $173,719,000 and $149,277,000 at January
31, 1999 and April 30, 1998, respectively. At January 31, 1999, the increase in gross unrealized appreciation on these securities of $18,198,000, net of deferred taxes of $6,369,000, was included in shareholders' equity.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $11,995,000 and $13,934,000 during the nine months ended January 31, 1999 and 1998, respectively.

COMPREHENSIVE INCOME - NOTE 4:

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

At January 31, 1999 and 1998, the Company held long term securities classified as available-for-sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. The increase in gross unrealized gains was $30,652,000 and $18,198,000 and the change in the related deferred taxes was $10,728,000 and $6,369,000 during the three months and nine months ended January 31, 1999, respectively. During the three months ended January 31, 1998, the decrease in gross unrealized gains on these securities was $11,829,000 and the change in the related deferred taxes was $4,140,000. The increase in gross unrealized gains on the long term securities during the nine months ended January 31, 1998 was $7,798,000 and the increase in related deferred taxes was $2,729,000, respectively.

GAIN ON SALE OF OPERATING FACILITY - NOTE 5:

Pursuant to the Company's realignment of its production and distribution departments, the Company sold its vacant North Bergen, New Jersey operating facility during May 1998 for which it received gross proceeds of $577,000. The gain on the sale of the operating facility is included in revenues in the Consolidated Statements of Income.

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


RELATED PARTY TRANSACTIONS - NOTE 6:

  The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the nine months ended January 31, 1999 and 1998 investment management fees and brokerage commission income, net of clearing fees, amounted to $20,915,000, and $18,783,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates were $2,440,000 and $2,177,000 at January 31, 1999 and April 30, 1998, respectively.

  For the nine months ended January 31, 1999 and 1998, the Company was reimbursed $224,000, and $219,000, respectively, for payments it made on behalf of and services it provided to the Parent. At Janaury 31, 1999 and April 30, 1998, Receivable from affiliates included a receivable from the Parent of $200,000 and $28,000, respectively. For the nine months ended January 31, 1999 and 1998 the Company made federal income tax payments to the Parent amounting to $9,920,000, and $10,300,000, respectively. At April 30, 1998 accrued taxes payable are presented net of a receivable of $694,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) had liquid resources which are used in its business of $212,201,000 at January 31, 1999. In addition to $38,482,000 of working capital, the Company had long-term securities available for sale with a market value of $173,719,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $17,267,000 for the first nine months of fiscal 1999 was $1,037,000 higher than fiscal 1998's cash flow primarily due to a higher volume of prepayments for subscriptions to the Company's products resulting from an increase in total new, full term orders. Also, cash flow from operations increased due to a change in the timing of the receipt and payment of invoices for significant advertising and promotion vendors. This increase to cash flow was partially offset by the increase in accounts receivable that resulted from the efficiencies in order processing in the new subscription fulfillment system. Net cash outflows for investing activities during fiscal 1999 were $9,563,000 higher than fiscal 1998's outflows due primarily to the Company's decision during fiscal 1999 to invest additional cash in its short term trading portfolio to support its trading strategies. The receipt of $583,000 of proceeds during fiscal 1999, primarily from the sale of the Company's North Bergen, New Jersey vacant operating facility also contributed to the increase from fiscal 1998's cash flow from investing activities.

Year 2000 (Y2K):
Our Year 2000 planning was launched in 1997 with an initial assessment of the Company's systems, its risk of exposure, the steps necessary to achieve Y2K compliance, and the resources necessary to implement those steps.

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

The second phase of the project was the actual replacement and/or modification of systems and applications. This phase also included the implementation of the modified applications back into the production environment. The second phase is now complete.

State of Readiness - Y2K
We are now well into the third phase of the project: testing and implementation. This phase involves the rewriting of programs and modifying systems and databases as required from the test results. Due to the timely and successful initial assessment of the Company's year 2000 readiness, we are able to continue to enhance our current products, create new products and release updated versions of our electronic products while still maintaining our Y2K test environments throughout the year.

Anticipated Costs - Y2K
The Company's fiscal year 1998 expenditures for the Y2K project were $251,000. The Company's fiscal year 1999 budget for the Y2K project is $840,000 of which $391,000 was incurred during the nine months ended January 31, 1999. The Company's fiscal year 2000 budget is projected to be $400,000. These expenditures include new software and hardware, allocation of staff time, temporary assistance for clerical tasks, legal counsel, testing tools and external, third-party monitoring of the Company's Y2K implementation plan.

Risks - Y2K
We cannot predict with certainty what will happen as the millennium approaches. We cannot be sure that we will find every problem in the Company's systems, that the vendors the Company relies upon will find every problem in their systems, or that the Securities Industry will not experience system failures that will negatively and materially impact Value Line. The Company will continue to work toward compliance and urge its vendors to do the same, but

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

neither the Company, nor its vendors, can predict the future with certainty.

Contingency Planning - Y2K
Value Line is in the process of finalizing contingency plans to account for the possible failure of every Mission Critical system. Whether this involves performing tasks manually, or locating alternative vendors for Mission Critical software and hardware systems, Value Line is committed to having viable contingency plans developed for every Mission Critical system. We continue to reassess and adjust our risk management process and contingency plans. We believe we have sufficient planning to properly communicate and coordinate any disruption that the turn of the century could cause to our production environment. We are carefully monitoring our third party vendors and should have a better understanding of their Y2K readiness by June of 1999.

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

RESULTS OF OPERATIONS:
Net earnings for the nine months ended January 31, 1999, were $20,124,000, $2.02 per share, compared to net earnings for the nine months ended January 31, 1998, of $29,200,000, or $2.93 per share. Revenues of $71,585,000 for the first three quarters of fiscal 1999 set a new record high for the Company and exceeded the prior year's revenues of $70,415,000 by 2%. Operating income for the nine months ended January 31, 1999 of $28,378,000 was the second highest during any third quarter period in the Company's history, exceeded only by operating income for the nine months of last fiscal year. Operating income for the nine months ended January 31, 1998, was $31,326,000, 9% higher than in fiscal 1999.

Revenues of $71,585,000 for the first nine months of fiscal year 1999 were $1,170,000 above the comparable revenues in fiscal year 1998. Subscription revenues of $46,588,000 were $452,000 (1%) above revenues in the comparable prior year period. The increase in subscription revenues from the prior year is due primarily to a 2% increase in revenues from The Value Line Investment Survey and related products, including year-to-date revenues of approximately $1,400,000 from new products introduced during 1998. Investment management fees and services revenues of $24,479,000 for the three quarters ended January 31, 1999, were $200,000, or 1%, above the prior year's revenues. The higher investment management fees and services revenues, compared to the prior year's revenues, resulted primarily from the increase in the year-to-date average net assets in the Company's mutual funds. This was partially offset by a decline in revenues from individually managed customer asset accounts. During fiscal 1999, the Company also recorded in revenues a gain of $518,000 from the sale of the Company's North Bergen, New Jersey, vacant operating facility.

Operating expenses for the nine months ended January 31, 1999, were $43,207,000, as compared to last year's total expenses of $39,089,000. Total advertising and promotional expenses of $13,318,000 were $2,354,000 above the prior year's expenses. Promotional expenses for the Value Line Family of Mutual Funds were $1,002,000 above the prior fiscal year's expenses primarily due to an increase in expenses relating to a selling arrangement for two of the Company's

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

equity mutual funds of which the Company is the adviser. In addition, the current year's advertising expenses for The Value Line Investment Survey and related products and for the new publications, including Value Line Select, were $840,000 and $421,000, respectively, higher than the prior year's expenses. Salaries and employee benefit expenses of $17,748,000 were $1,230,000 (7%) above expenses of $16,518,000 in the comparable prior year's period. The increase from the prior year is primarily the result of revisions to the salary structure in the Research Department, employment of additional staff in the Asset Management division, and general increases in salaries and incentive compensation granted in March and August 1998. Production and distribution costs of $5,418,000 were 4% below expenses of $5,641,000 for the nine months ended January 31, 1998. Increases in production and distribution expenses that resulted from the new publications and increased expenses for software and Internet development and maintenance have been offset by lower expenses for paper usage, service mailers, and subscriber guides resulting from lower production runs for print publications. Office and administration expenses of $6,723,000 are 13% above last year's expenses of $5,966,000. The increase is primarily due to increased fees for professional services, higher property rent pursuant to a scheduled rent increase included in the Company's New York City lease, and additional depreciation expenses resulting primarily from a change to the asset lives assigned to personal computers. These increases were partly offset by reduced consulting fees at the Company's fulfillment operation and lower insurance expenses. Fiscal year-to-date 1998 office and administrative expenses benefited from proceeds of $126,000 received from the settlement of an intellectual property infringement lawsuit in which the Company was the plaintiff.

The Company's securities portfolios produced income of $5,392,000 for the first nine months of fiscal year 1999, a decrease of $11,045,000 from last year's net income of $16,437,000. This was due primarily to the $9,119,000 reduction in the size of the capital gain distributions from the Company's family of mutual funds. The lower capital gains distributions from the Value Line mutual funds resulted from management's effective tax planning decisions to minimize capital gain distributions from the Company's mutual funds. The tax planning strategy maintained fund shareholder values while reducing the tax liability for all Value Line mutual fund shareholders, including the Company. Although the Company's earnings were lower due to the reduced taxable capital gain distributions, shareholder's equity increased by the appreciation in the value of the long-term securities portfolio that resulted from the higher net asset value of the mutual fund shares. This was a direct result of reducing the realization of taxable capital gains within the Value Line mutual funds.

                               VALUE LINE, INC.

                                 Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Value Line, Inc.
                                              (Registrant)




Date:  March 17, 1999                  By:  s/Jean Bernhard Buttner
                                            ------------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer




Date:  March 17, 1999                  By:  s/Stephen R. Anastasio
                                            ------------------------------
                                            Stephen R. Anastasio
                                            Chief Accounting Officer