Form 10-K
period 1999-04-30
VALUE LINE INC
filed 1999-07-29
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended April 30, 1999        Commission File Number 0-11306

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the registrant's voting stock held by non-affiliates on June 25, 1999 was $74,693,991.

       There were 9,978,625 shares of the Company's Common Stock outstanding at June 25, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

       None

                                     Part I


Item 1. BUSINESS.

     Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co.").

     The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing investment advisory services to mutual funds, institutions and individual clients. VLP publishes The Value Line Investment Survey, one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Expanded Edition, The Value Line Investment Survey - Condensed Edition, Value Line Select, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line OTC Special Situations Service, The Value Line Options Survey and The Value Line Convertibles Survey. The Company's periodical publications are marketed through media and direct mail to retail and institutional investors. The Company is investment adviser for the Value Line Family of Mutual Funds, which on April 30, 1999, included 15 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients and, through VLP, provides historical financial databases in standard computer formats (DataFile: Estimates & Projections, Convertibles, Mutual Funds and other services). VLP also markets investment analysis software, The Value Line Investment Survey FOR WINDOWS-Registered Trademark-, The Mutual Fund Survey FOR WINDOWS-Registered Trademark-, Value Line Daily Options, Electronic Convertibles, Value Line Small Cap Plus and other electronic products. Value Line also offers products directly on its internet site, valueline.com. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

     In addition to VLP, the Company's other wholly-owned subsidiaries include a registered broker-dealer, Value Line Securities, Inc., and an advertising agency, Vanderbilt Advertising Agency, Inc. These subsidiaries primarily provide services used by the Company in its investment management and publishing businesses. Compupower Corporation, another subsidiary, serves the subscription fulfillment needs of the Company's publishing operations. Value Line Distribution Center, Inc. ("VLDC") handles all of the mailings of the publications to the Company's subscribers. Additionally, VLDC provides office space for Compupower Corporation's computer operation's center. The name "Value Line," as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. As used herein, except as the context otherwise requires, the term "Company" includes the Company and its consolidated subsidiaries.

A.  Investment Information and Publications.

     VLP publishes investment related publications and produces electronic products described below:

     l. Publications:

     The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. Two of the more important evaluations for each stock covered are "Timeliness-TM-" and "Safety-TM-." "Timeliness-TM-" relates to the probable relative price performance of a stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" rankings are a measure of risk and are based primarily on the issuer's relative financial strength and the stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 110 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with weekly updates when relevant. The annual subscription price of The Value Line Investment Survey is $570.

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

     The Expanded Edition includes a number of unique as well as standard features:

- The Performance Ranking System incorporates many of the elements of the Value Line Timeliness-TM- Ranking System, modified to accommodate the 1,800 stocks in the Expanded Edition. The Performance-TM- Rank is based on earnings growth and price momentum and is designed to predict relative price performance over the next six to 12 months.

- An expanded Business Section provides detail about companies, focusing on business lines and strategies.

- An enlarged Assets and Liabilities Section provides long-term statistics and a more complete balance sheet on each company.

- New Total-Return Statistics provide an "at a glance" look at a particular stock's performance --appreciation plus dividends--over the past three months, six months, and one, three and five years.

     The principal difference between the Expanded Edition and The Value Line Investment Survey's Standard Edition is that the Expanded Edition does not include Value Line's financial forecasts or analysts' comments. This modification has allowed VLP to offer this service at a relatively low price.

     The annual cost of the Expanded Edition to current subscribers of The Value Line Investment Survey is $125 for the first year, $175 for renewals and $695 for new subscribers combining both Editions. Stand-alone subscriptions are offered at $249.

     The Value Line Mutual Fund Survey, introduced in 1993, provides full-page profiles of 1,500 mutual funds and condensed coverage of an additional 500 funds. Every two weeks subscribers receive an updated issue, containing about 150 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of more than 2,000 funds, as well as articles on investment trends and issues concerning mutual fund investors. The Value Line Mutual Fund Survey also includes semi-annual profiles and analyses on 100 of the nation's major fund families. Funds are ranked for both risk and overall risk-adjusted performance using strictly quantitative means. A large binder is provided to house the fund reports. The annual subscription price of The Value Line Mutual Fund Survey is $295.

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

     The Value Line Special Situations Service, published periodically 24 times a year, concentrates on fast-growing, smaller companies whose stocks are perceived by VLP analysts as having exceptional appreciation potential. The annual subscription price of The Value Line Special Situations Service is $495. This product is also available via the Value Line Internet site at an annual subscription of $429.

     The Value Line Options Survey, a periodical weekly service published 48 times a year, evaluates and ranks for future performance the most active options listed on United States exchanges (approximately 10,000). The annual subscription price of The Value Line Options Survey is $399. An electronic version of this publication, The Value Line Daily Options Survey (available over the Internet), was introduced during the latter part of fiscal 1995. The price of online access to this service is $299.

     The Value Line Convertibles Survey, a periodical service published 48 times a year, evaluates and ranks for future market performance approximately 600 convertible securities (bonds and preferred stocks) and approximately 120 warrants. The annual subscription price of The Value Line Convertibles Survey is $525 and the service is available over the Internet at an annual subscription price of $425.

     Value Line Select was first published in January 1998. As a stock recommendation service with an exclusive circulation, it focuses each month on one company that VLP analysts, economists and statisticians recommend as an investment. Recommendations are backed by in-depth research and subject to ongoing monitoring. An annual subscription to Value Line Select is $795.

     The Value Line Investment Survey - Condensed Edition is a monthly service, which contains full-page reports on more than 600 stocks. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. Since it was introduced in fiscal 1996, it has proven to be very popular among investors who want the same type of analysis provided in the full Investment Survey, but who don't want or need coverage of the large number of companies contained in that publication. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics. An annual subscription is $145.

     2. Electronic Products:

     Value Line Investment Survey FOR WINDOWS-Registered Trademark- is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities on over 6,000 stocks, including the 1,700 stocks covered in VLP's benchmark publication, The Value Line Investment Survey. The product was introduced to the market during June 1996. Version 2.0 of the product was released in December of 1997 with major enhancements to the user interface and the ability for users to update their data from our internet site (www.valueline.com). New features are added continuously. Since the latter part of 1998, customers can view and print the proprietary page format directly through the Web site.

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

     To access the 1,700 stocks covered exclusively in The Value Line Investment Survey publication, subscribers are offered a two-month trial subscription with monthly CD-ROM updates and weekly internet updates for $55, a full-year subscription for $595 ($195 for subscribers to The Value Line Investment Survey print edition.) This product is available on CD-ROM.

     A Special Plus Stock Edition, a powerful yet economical professional tool on CD-ROM, is distributed on a monthly basis with weekly internet updates for $95 for a two-month trial subscription, or $995 for a full year ($495 for subscribers to The Value Line Investment Survey print edition.) This Special Edition contains full financial and business descriptions on over 6,000 stocks.

     Value Line Small Cap Plus is now available exclusively over the Value Line Internet site. The service is updated monthly and was first released in early 1999. The publication covers, evaluates and rates 600 mostly small-cap stocks that VLP analysts consider promising for future growth potential but may not have an extensive financial history. Similar to the Value Line

Investment Survey - Expanded Edition, each issue contains ratings and reports on about 200 stocks and includes a Performance Ranking System modified to accommodate the idiosyncrasies of the small-cap market. An annual subscription to Value Line Small Cap Plus costs $145.

     Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

     Both versions are compatible with Windows 98, Windows 95 or 3.X.

     Value Line Mutual Fund Survey FOR WINDOWS-Registered Trademark- is the electronic version of the Value Line Mutual Fund Survey. The program features powerful sorting, filtering and portfolio analysis. Version 2 was introduced in 1998, with added features such as style attribution analysis, portfolio stress tester, portfolio rebalancing, correlation of Fund returns, manager bios and photos and hypothetical assets to differentiate us from the competition.

     VALUE/SCREEN III is a data and software service for screening common stocks. It is compatible with DOS and Apple systems and is primarily sold to retail investors. It provides extensive financial data on about 1,600 companies covered by The Value Line Investment Survey. Users can screen on as many as 49 variables for companies' financial performance and for investment objectives. This product is not Year 2000 compliant and is scheduled to be discontinued by December 1999. We are offering special incentives for subscriber to consent to our newer windows based product line.

     Value Line DataFile contains historic annual and quarterly financial records for more than 6,000 companies in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities brokers. DataFile is sold to the institutional market. Value Line Data File II, which includes less historical data is also available. This version complies with Microsoft Access format for small businesses. During fiscal 1997, Value Line introduced the Value Line Mutual Fund Data File. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial performance and projections of stock-price ranges, as well as a Convertible Securities File and custom services.

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

3.  Value Line Internet:

     Value Line made significant improvements to its Internet Web site in fiscal 1999. The addition of E-Commerce proved to be a welcome enhancement to the Value Line Web site, our complete retail product line can now be ordered over the internet. Additionally, we continue to develop and implement features for our existing universe of subscribers. For our electronic line we continue to offer program enhancements, weekly data updates and survey page updates for both the Value Line Investment Survey for Windows-Registered Trademark- and the Value Line Mutual Fund Survey for Windows-Registered Trademark-. We are currently developing version 2 of our internet site, www.valueline.com.

     B. Investment Management.

     As of April 30, 1999, the Company was the investment adviser for 15 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, underwrites and distributes shares of the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Shareholder services for the Value Line Funds are provided by National Financial Data Services, an unaffiliated entity associated with State Street Bank and Trust Company.

    Total net assets of the Value Line Funds at April 30, 1999, were:

                                                               (in thousands)
    The Value Line Fund, Inc.                                     $  441,422
    Value Line Income and Growth Fund, Inc.                          206,974
    The Value Line Special Situations Fund, Inc.                     207,826
    Value Line Leveraged Growth Investors, Inc.                      650,306
    The Value Line Cash Fund, Inc.                                   357,471
    Value Line U.S. Government Securities Fund, Inc.                 175,698
    Value Line Centurion Fund, Inc.                                  861,783
    The Value Line Tax Exempt Fund, Inc.                             193,152
    Value Line Convertible Fund, Inc.                                 69,279
    Value Line Aggressive Income Trust                               172,732
    Value Line New York Tax Exempt Trust                              32,986
    Value Line Strategic Asset Management Trust                    1,471,656
    Value Line Small-Cap Growth Fund, Inc.                            22,356
    Value Line Asset Allocation Fund, Inc.                           184,852
    Value Line U.S. Multinational Company Fund, Inc.                  34,098
                                                                  ----------
                                                                  $5,082,591
                                                                  ----------
                                                                  ----------

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

     C. Wholly-Owned Operating Subsidiaries.

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

F. Employees.

     At April 30, 1999, the Company and its subsidiaries employed 345 people.

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

G. Assets.

     The Company's assets identifiable to each of its principal business segments were as follows:

                                                   April 30,
                                             1999             1998
                                                (in thousands)
     Investment Periodicals
         & Related Publications            $ 19,529         $ 18,573
     Investment Management                  223,063          186,904
     Corporate Assets                         1,215            2,048
                                           --------         --------
                                           $243,807         $207,525
                                           --------         --------
                                           --------         --------

H. Competition.

     The investment management and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. The Company believes that it is one of the world's largest independent securities research organizations and that it publishes the world's largest investment periodicals' service in terms of number of subscriptions, annual revenues and number of equity research analysts.

I. Executive Officers.

     The following table lists the names, ages (at June 25, 1999), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Each of the following has held an executive position with the companies indicated for at least five years.

Name                      Age       Principal Occupation or Employment
---------------------    -----      -------------------------------------------
Jean Bernhard Buttner      64       Chairman of the Board, President and Chief Executive
                                    Officer of the Company and AB&Co.  Chairman of the
                                    Board and President of each of the Value Line Funds.



Samuel Eisenstadt          77       Senior Vice President and Research Chairman.

David T. Henigson          41       Vice President since 1992 and Treasurer since 1994;
                                    Director of Compliance and Internal Auditor;
                                    Vice President of each of the Value Line Funds since
                                    1992 and Secretary and Treasurer since 1994; Vice President of AB&Co.

Howard A. Brecher          45       Vice President since 1996 and Secretary since 1992;
                                    Vice President, Secretary, Treasurer and General Counsel
                                    of AB&Co.

Item 2. PROPERTIES.

     On June 4, 1993, the Company entered into a lease agreement for approximately 77,000 square feet that provided for the relocation of its office space to 220 East 42nd Street, New York, New York. During January 1996, a subsidiary of the Company purchased for cash an approximately 85,000 square foot warehouse facility for $4,100,000. The new facility has consolidated into a single location the distribution operations for the various Company publications and the fulfillment operations of Compupower Corporation. The remaining building capacity provides warehouse space, a disaster recovery site and will provide for future business expansion. The Company owned a distribution facility in North Bergen, New Jersey. The land and premises were sold in May of 1998. The Company believes the capacity of these facilities is sufficient to meet the Company's current and expected future requirements.

Item 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, 1999.

                                     Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Registrant's Common Stock is traded on the over-the-counter market. The approximate number of record holders of the Registrant's Common Stock at April 30, 1999 was 1,350. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:

                                                                    Dividend
                               High                   Low           Declared
Quarter Ended              Bid    Asked          Bid      Asked     Per Share
July 31, 1997 ......    $46 1/2  $46 1/2      $32 1/2    $32 1/2      $.25
October 31, 1997 ...     41 3/8   41 3/8       34 7/8     35           .25
January 31, 1998 ...     45       46           34         34           .25
April 30, 1998 .....     45 1/2   46           37 3/4     38 1/2       .25
July 31, 1998 ......     49 1/2   49 7/8       36 7/8     37 7/8       .25
October 31, 1998 ...     42 5/8   46 3/8       33 9/16    34 5/16      .25
January 31, 1999 ...     41 1/4   42 1/8       37 7/8     38           .25
April 30, 1999 .....    $38 1/4  $39 1/4      $34 9/16   $35 7/8      $.25

Item 6. SELECTED FINANCIAL DATA.

     Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

                                         Years ended April 30,
                             1999       1998       1997      1996      1995
                                (in thousands, except per share amounts)
Revenues:

Investment
   periodicals
   and related
   publications .......   $ 62,220   $ 61,210   $ 62,442   $ 58,509   $ 55,912
Investment
   management
   fees and services ..   $ 33,080   $ 32,405   $ 29,136   $ 26,564   $ 23,182
Gain on sale of
   operating facility..   $    518   $      -   $      -   $      -   $      -
Settlement of
   disputed securities
   transactions .......   $      -   $      -   $    196   $  2,054   $    617
Total revenues ........   $ 95,818   $ 93,615   $ 91,774   $ 87,127   $ 79,711

Income from
  operations ..........   $ 39,436   $ 39,360   $ 36,277   $ 32,486   $ 29,660

Net income ............   $ 27,172   $ 35,177   $ 45,512   $ 41,714   $ 23,168


Earnings per
  share, basic and
  fully diluted .......   $   2.72   $   3.53    $  4.56   $   4.18   $   2.32

Total assets ..........   $243,807   $207,525   $160,310   $333,826   $264,998

Cash dividends
  declared per share ..   $   1.00   $   1.00   $  15.95   $    .80   $    .60

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   FISCAL 1999

                                OPERATING RESULTS


     Net earnings for fiscal year 1999 were $27,172,000, $2.72 per share, compared to net earnings for fiscal year 1998 of $35,177,000, or $3.53 per share. Revenues of $95,818,000 for fiscal 1999, a new record high for the Company, exceeded the prior year's revenues of $93,615,000 by 2%. Operating income of $39,436,000 for the twelve months ended April 30, 1999 also set a new record high for Value Line. The fourth quarter and fiscal year 1999 operating results include the capitalization of $1,092,000, net of amortization of $95,000 associated with the cost of developing internal use software. Inclusive and exclusive of the capitalization of these costs, both net earnings of $7,048,000 or $.70 per share and operating income of $11,058,000 were the highest during any fourth quarter period in the history of the Company.

     Revenues of $95,818,000 for fiscal year 1999 were $2,203,000 above fiscal year's 1998 revenues. Subscription revenues of $62,220,000, the second highest in the history of the Company, were $1,010,000 or 2% above revenues in the prior fiscal year. The increase in subscription revenues from the prior year's level is due primarily to a 2% increase in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, including an increase of almost $1,700,000 in fiscal 1999's revenues from new products. Investment management fees and services revenues of $33,080,000 for the fiscal year ended April 30, 1999, were $664,000, or 2%, above the prior year's revenues. The higher revenues from investment management fees and services, compared to the prior year, resulted primarily from an increase in the year-to-date average net assets under management in the Company's mutual funds. This was partially offset by reduced revenues from individually managed asset accounts. During fiscal 1999, the Company also recorded as revenues a gain of $518,000 from the sale of the Company's North Bergen, New Jersey, vacant operating facility.

     Operating expenses for the year ended April 30, 1999, were $56,382,000, $2,127,000, or 4%, above last year's total expenses of $54,255,000. Total advertising and promotional expenses of $17,330,000 were $2,240,000, or 15%, above the prior year's expenses. Promotional expenses for the Value Line Family of Mutual Funds were $1,126,000 above the prior fiscal year's expenses primarily due to an increase in expenses relating to a selling arrangement for two of the Company's equity mutual funds of which the Company is the adviser. In addition, the current year's advertising expenses for THE VALUE INVESTMENT SURVEY and related products and for new publications, including Value Line Select, were $977,000 and $487,000, respectively, higher than the prior year's expenses. Salaries and employee benefit expenses of $22,950,000 were 4% above expenses of $22,153,000 recorded in the prior year. The increase from the prior year is primarily the result of revisions to the salary structure in the Research Department, employment of additional staff in the Asset Management and Y2000 divisions, and general increases in salaries and incentive compensation granted in March and August 1998. These increases were partially offset by the capitalization of $1,092,000 of employee salaries and fringe benefits associated with the adoption of SOP 98-1 "Accounting for the costs of computer software developed for internal use". Production and distribution costs of $7,454,000 were 12% below expenses of $8,498,000 for the fiscal year ended April 30, 1998. Increases in production and distribution expenses associated with new publications and increased expenses for software and Internet development and maintenance were offset by lower expenses for paper usage, service mailers, and subscriber guides resulting from lower production runs for print publications. In addition, April 1998 production expenses included approximately $500,000 of expenses related to the Compupower Corporation's migration of production and distribution data from a mainframe system to a client server database. Office and administration expenses of $8,648,000 were 2% above last year's expenses of $8,514,000. The increase in administrative expenses from the prior year's level is primarily due to increased fees for professional services, higher property rent pursuant to a scheduled rent increase included in the Company's New York City lease, and additional depreciation expenses resulting primarily from a change to the asset lives assigned to personal computers. These increases were partially offset by lower consulting fees at the Company's fulfillment operation and reduced insurance expenses. In addition, the receipt of proceeds of $126,000 from the settlement of an intellectual property infringement lawsuit in which the Company was the plaintiff reduced fiscal 1998's office and administrative expenses.

     The Company's securities portfolios produced income of $5,193,000 during fiscal year 1999, a decrease of $13,079,000 from last year's income of $18,272,000. This was due primarily to a $9,119,000 reduction in the size of the capital gain distributions from the Company's family of mutual funds. The lower capital gains distributions from the Value Line mutual funds resulted from management's effective tax planning decisions to minimize capital gain distributions from the Company's mutual funds. The tax planning strategy maintained fund shareholder values while reducing the tax liability for all Value Line mutual fund shareholders, including the Company. Although the Company's earnings were lower due to the reduced taxable capital gain distributions, shareholder's equity increased by the appreciation in the value of the long-term securities portfolio that resulted from the higher net asset value of the mutual fund shares. This was a direct result of minimizing the realization of taxable capital gains within the Value Line mutual funds. In addition, the lower capital gains from the Company's trading portfolio that resulted from a decrease in the average assets invested in this portfolio also contributed to the decline in the income from securities transactions.

                         Liquidity and Capital Resources

     Value Line, Inc. (the Company) had liquid resources which are used in its business of $221,265,000 at April 30, 1999. In addition to $52,674,000 of working capital, the Company had long-term securities available for sale with a market value of $168,591,000, that, although classified as non-current assets, are also readily marketable should the need arise.

     The Company's cash flow from operations of $24,634,000 for fiscal 1999 was $4,213,000 higher than fiscal 1998's cash flow primarily due to increased income from operations, the timing of payments for income taxes and higher volume of prepayments for subscriptions to the Company's products resulting from an increase in total new, full term orders. This increase to cash flow was partially offset by the increase in accounts receivable that resulted from the efficiencies in order processing in the new subscription fulfillment system. Net cash outflows for investing activities during fiscal 1999 were $6,163,000 higher than fiscal 1998's outflows due primarily to the Company's decision during fiscal 1999 to invest additional cash in its short term trading portfolio to support its trading strategies. The receipt of $591,000 of proceeds during fiscal 1999, primarily from the sale of the Company's North Bergen, New Jersey vacant operating facility also contributed to the increase from fiscal 1998's cash flow from investing activities.

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

     The second phase of the project was the actual replacement and/or modification of systems and applications. This phase also included the implementation of the modified applications back into the production environment. The second phase has been completed since January 1999.

State of Readiness - Y2K:

     We are now well into the third phase of the project: testing and further implementation based on test results. Due to the timely and successful initial assessment of the Company's year 2000 readiness, we are able to continue to enhance our current products, create new products and release updated versions of our electronic products while still maintaining our Y2K test environments throughout the year.

Anticipated Costs - Y2K:

     The Company's fiscal year 1998 expenditures for the Y2K project were $251,000. The Company's fiscal year 1999 expenditures for the Y2K project were $732,000. The Company's fiscal year 2000 budget is projected to be $414,000. These expenditures include new software and hardware, allocation of staff time, temporary assistance for clerical tasks, legal counsel, testing tools and external, third-party monitoring of the Company's Y2K implementation plan.

Risks - Y2K:

     We cannot predict with certainty what will happen as the millennium approaches. We cannot be sure that we will find every problem in the Company's systems, that the vendors the Company relies upon will find every problem in their systems, or that the Securities Industry will not experience system failures that will negatively and materially impact Value Line. The Company will continue to work toward compliance and urge its vendors to do the same, but niether the Company, nor its vendors, can predict the future with certainty.

Contingency Planning - Y2K:

     Value Line is in the process of finalizing contingency plans to account for the possible failure of every Mission Critical system. Whether this involves performing tasks manually, or locating alternative vendors for Mission Critical software and hardware systems, Value Line is committed to having viable contingency plans developed for every Mission Critical system. We continue to reassess and adjust our risk management process and contingency plans. We believe we have sufficient planning to properly communicate and coordinate any disruption that the turn of the century could cause to our production environment. We are carefully monitoring our third party vendors and should have a better understanding of their Y2K readiness by June of 1999. We will continue to monitor and evaluate all vendors' Y2K status beyond the year 2000.

Recent AICPA Pronouncements:

     The Accounting Standards Committee of the AICPA recently issued Statement of Position ("SOP") 98-1 which requires entities to adopt uniform rules in their financial statements in accounting for the cost of computer software developed or obtained for internal use. The SOP requires companies to capitalize as long-lived assets, for fiscal years beginning after December 15, 1998, many of the costs associated with developing or obtaining software for internal use to amortize those costs over the software's estimated useful life in a systematic and rational manner. The Company capitalized $1,092,000 of expenses during fiscal year 1999 that qualifies for amortization under the new statement. Accordingly, earnings have increased to the extent of the capitalized costs (net of amortization of $95.000) during fiscal year 1999. Thereafter, assuming capitalized costs remain constant, the initial increase in earnings will diminish as the capitalized costs are amortized. Once the amount capitalized in the first year of application is fully amortized, the increase in earnings due to this accounting change will cease provided the amount capitalized each year remains constant.

     Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2000.


                                   FISCAL 1998

                                OPERATING RESULTS


     Revenues and operating income for the twelve months ended April 30, 1998 were the highest in the history of the Company and exceeded the prior year's levels by 2% and 9%, respectively. Furthermore, the 42% operating profit margin for the 1998 fiscal year was also a Company record. Revenues for the three months ended April 30, 1998 were the second highest in Value Line's history. Net income for the twelve months ended April 30, 1998 of $35,177,000 or $3.53 per share compares to net income of $45,512,000 or $4.56 per share for the twelve months of fiscal 1997. Net income for the three months ended April 30, 1998 of $5,977,000 or $.60 per share was approximately equal to the prior year's net income of $6,034,000 or $.60 per share. Net income for both the three months and fiscal year of 1998 were ranked third highest for the Company. The special dividend of $149,700,000 paid during January 1997 significantly reduced the Company's securities portfolios. This reduction in the securities portfolios was the primary reason for the lower level of net income in fiscal 1998.

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

     Expenses for the twelve months ended April 30, 1998 were $54,255,000, 2% below last year's comparable level of $55,497,000. Advertising expenses of $15,090,000 were 4% below the prior year's level. Advertising for The Value Line Investment Survey family of products decreased 10% from the prior year's level because of a strategic reduction in advertising campaigns during periods of uncertain financial market stability. Promotional expenses for the Value Line Mutual Funds increased $1,525,000 from fiscal 1997's level. The increase in expenses relates primarily to a selling arrangement that became effective July 1, 1996 for two of the equity funds for which the Company is the advisor. Salary and employee benefit expenses of $22,153,000 for twelve months of fiscal 1998 were 1% above the prior year's level. Fiscal 1998's expenses include an increase in employment recruitment costs and the employment of additional staff for technology initiatives to automate and upgrade information systems that will increase the number of Company's covered in the various Value Line equity publications and year 2,000 planning and execution. Additionally, the reduction in Compupower's staff, as a result of the termination of services to third parties, contributed to the stable level of expenses. Printing, paper and distribution expenses of $8,498,000 at April 30, 1998 were slightly higher than expenses of $8,495,000 for the comparable period of fiscal 1997. Expenses for the fourth quarter of fiscal 1998 include approximately $500,000 of costs related to Compupower Corporation's migration of production and distribution data from a mainframe system to a client server database. The remaining expenses decreased from the prior year's level primarily due to the lower costs associated with production and distribution of the electronic products as compared with the print publications, an approximate 10% reduction in the cost of paper, shorter production runs and the utilization of new technology that maximizes 2nd class discounts offered by the U.S. Postal Service. Office and administration expenses of $8,514,000 decreased $747,000 or 8% from the prior year's level. This reduction was in part due to non-recurring professional fees related to a lawsuit from which the Company received a $558,000 award. Additionally, expenses for fiscal 1997 include a charge of $328,000 for the writedown of goodwill at the Company's fulfillment subsidiary resulting from a decision to restructure these operations. Administrative expenses for fiscal
1997 also include a negotiated settlement with the former landlord of the Company's headquarters' facility in which the Company received proceeds of $906,000.

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

     The Accounting Standards Committee of the AICPA recently issued the Statement of Position ("SOP") 98-1 which requires entities to adopt uniform rules in their financial statements in accounting for the cost of computer software developed or obtained for internal use. The SOP requires companies to capitalize as long-lived assets many of the costs associated with developing or obtaining software for internal use and to amortize those costs over the software's estimated full life in a systematic and rational manner. Management estimates that the Company currently expenses approximately $2,000,000 of expenses that would qualify for amortization under the new statement.

     Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no significant borrowing requirements during fiscal 1999.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

                                                                   Page Numbers

Reports of independent accountants                                       22
Consolidated balance sheets--April 30, 1999 and 1998                     23
Consolidated statements of income and retained earnings
     --years ended April 30, 1999, 1998 and 1997                         24
Consolidated statements of cash flows
     --years ended April 30 1999, 1998 and 1997                          25
Consolidated statement of changes in stockholders' equity
     --years ended April 30 1999, 1998 and 1997                          26
Notes to the consolidated financial statements                           27
Supplementary schedules                                                  43

                         Quarterly Results (Unaudited):
                    (in thousands, except per share amounts)

                                    Income            Earnings
                          Total      From       Net    Per
                         Revenues Operations  Income   Share

1999, by Quarter -
  First ..........       $24,656   $11,035   $ 6,509    $ .65
  Second .........        23,391     9,538     5,421      .55
  Third ..........        23,538     7,805     8,194      .82
  Fourth .........        24,233    11,058     7,048      .70
                          ------    ------   -------    -----
    Total ........       $95,818   $39,436   $27,172    $2.72

1998, by Quarter -
  First ..........       $23,170   $10,975   $ 7,811    $ .78
  Second .........        23,721    10,467     7,063      .71
  Third ..........        23,524     9,884    14,326     1.44
  Fourth .........        23,200     8,034     5,977      .60
                          ------  --------   -------    -----
    Total ........       $93,615   $39,360   $35,177    $3.53



1997, by Quarter -
  First ..........       $22,457   $ 9,421   $ 6,526    $ .65
  Second .........        22,347     9,024     7,839      .79
  Third ..........        23,767     8,415    25,113     2.52
  Fourth .........        23,203     9,417     6,034      .60
                          ------   -------   -------    -----
    Total ........       $91,774   $36,277   $45,512    $4.56


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


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


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

             10.10 Value Line, Inc. Profit Sharing and Savings Plan as amended and restated effective May 1, 1989, including amendments through April 30, 1995, incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1996.

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

    (b) Reports on Form 8-K.

                    None

    (c)  Exhibits.

             21     Subsidiaries of the Registrant.
             27     Financial Data Schedules.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VALUE LINE, INC.
                                  (Registrant)



                            By:  /s/Jean Bernhard Buttner
                                 -------------------------------------------
                                 Jean Bernhard Buttner
                                 Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                             By:  /s/Jean Bernhard Buttner
                                 -------------------------------------------
                                  Jean Bernhard Buttner
                                  Chairman & Chief Executive Officer



                             By:  /s/Stephen R. Anastasio
                                 -------------------------------------------
                                  Stephen R. Anastasio
                                  Principal Financial and Accounting Officer





Dated:  July 15, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 1999, to be signed on its behalf by the undersigned as Directors of the Registrant.




/s/Jean Bernhard Buttner                     /s/Howard A. Brecher
--------------------------                   ----------------------------
Jean Bernhard Buttner                        Howard A. Brecher




/s/Harold Bernard, Jr.                       /s/Samuel Eisenstadt
--------------------------                   ----------------------------
Harold Bernard, Jr.                          Samuel Eisenstadt




/s/W. Scott Thomas                           /s/David T. Henigson
--------------------------                   ----------------------------
W. Scott Thomas                              David T. Henigson




/s/Linda S. Wilson
--------------------------
Linda S. Wilson




Dated:  July 15, 1999

                               HOROWITZ & ULLMANN, P.O.
                            CERTIFIED PUBLIC ACCOUNTANTS
                                 275 MADISON AVENUE
                                NEW YORK, NY 10016



                                                                     TELEPHONE
                                                                  (212) 532-3736
                                                                        ---
                                                                        FAX
                                                                  (212) 545-8997





REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Value Line, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and subsidiaries at April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ Horowitz & Ullmann, P.O.

July 12, 1999

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       Apr. 30,        Apr. 30,
Assets                                                                    1999             1998
Current Assets:                                                       ----------     ----------
  Cash and cash equivalents (including short term
   investments of $41,250 and $29,072, respectively)                     $41,826        $29,937
  Trading securities                                                      14,023          8,861
  Accounts receivable, net of allowance for doubtful
   accounts of $295 and $507, respectively                                 1,846          1,287
  Receivable from affiliates                                               2,587          2,339
  Prepaid expenses and other current assets                                2,817          1,689
  Deferred income taxes                                                      418          1,443
                                                                      ----------     ----------
    Total current assets                                                  63,517         45,556

  Long term securities available for sale                                168,591        149,277
  Property and equipment, net                                             11,662         12,651
  Goodwill                                                                    37             41
                                                                      ----------     ----------
    Total assets                                                        $243,807       $207,525
                                                                      ----------     ----------
                                                                      ----------     ----------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                                $5,842         $7,170
  Accrued salaries                                                         1,765          1,764
  Dividends and interest payable                                           2,495          2,495
  Accrued taxes payable                                                      741            347
                                                                      ----------     ----------
    Total current liabilities                                             10,843         11,776

  Unearned revenue                                                        43,100         42,543
  Deferred charges                                                           697            975
  Deferred income taxes                                                   22,264         15,294

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                        1,000          1,000
  Additional paid-in capital                                                 959            959
  Retained earnings                                                      125,585        108,392
  Treasury stock, at cost (21,375 shares on April 30, 1999,
   and 21,375 on April 30, 1998)                                            (411)          (411)
  Unrealized gains on securities available for sale, net of taxes         39,770         26,997
                                                                      ----------     ----------
    Total shareholders' equity                                           166,903        136,937
                                                                      ----------     ----------
    Total liabilities and shareholders' equity                          $243,807       $207,525
                                                                      ----------     ----------
                                                                      ----------     ----------


The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               Years ended April 30,

                                                                      1999              1998                1997
                                                                   --------         ---------            ---------
Revenues:
  Investment periodicals and related publications                   $62,220           $61,210              $62,442
  Investment management fees & services                              33,080            32,405               29,136
  Gain on sale of operating facility                                    518                --                   --
  Settlement of disputed securities transactions                         --                --                  196
                                                                   --------         ---------            ---------
    Total revenues                                                   95,818            93,615               91,774
                                                                   --------         ---------            ---------

Expenses:
  Advertising and promotion                                          17,330            15,090               15,739
  Salaries and employee benefits                                     22,950            22,153               22,002
  Production and distribution                                         7,454             8,498                8,495
  Office and administration                                           8,648             8,514                9,261
                                                                   --------         ---------            ---------
    Total expenses                                                   56,382            54,255               55,497
                                                                   --------         ---------            ---------

Income from operations                                               39,436            39,360               36,277
Income from securities transactions, net                              5,193            18,272               36,898
                                                                   --------         ---------            ---------
Income before income taxes                                           44,629            57,632               73,175
Provision for income taxes                                           17,457            22,455               27,663
                                                                   --------         ---------            ---------
    Net income                                                      $27,172           $35,177              $45,512


Retained earnings, at beginning of year                             108,392            83,194              196,834
Dividends declared                                                   (9,979)           (9,979)            (159,152)
                                                                   --------         ---------            ---------
Retained earnings, at end of year                                  $125,585          $108,392              $83,194
                                                                   --------         ---------            ---------
                                                                   --------         ---------            ---------
Earnings per share, basic and fully diluted                           $2.72             $3.53                $4.56
                                                                   --------         ---------            ---------
                                                                   --------         ---------            ---------


The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)


                                                                             Years ended April 30,
                                                                      1999            1998           1997
Cash flows from operating activities:                           -----------     -----------    -----------
  Net income                                                        $27,172         $35,177        $45,512
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                       1,750           1,592          1,477
  Deferred income taxes                                               1,119            (196)        (5,820)
  Gains on sales of trading securities
   and securities held for sale                                      (1,311)        (15,985)       (46,439)
  Unrealized (gains)/losses on trading securities                    (1,013)            568         14,732
  Gain on sale of operating facility                                   (518)             --             --
  Write-down of goodwill                                                 --              --            328
  Accretion of discount                                                  --              --           (224)
  Other                                                                  25             (13)            21

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                              557             352           (802)
   Decrease in deferred charges                                        (278)           (278)          (277)
   Increase/(decrease) in accounts payable
    and accrued expenses                                             (1,328)           (765)         1,605
   Increase/(decrease) in accrued salaries                                1            (444)           400
   Decrease in interest payable                                          --              --            (63)
   Decrease in accrued taxes payable                                    394            (461)          (258)
   (Increase)/decrease in prepaid expenses and
    other current assets                                             (1,129)            135          1,048
   Decrease in accounts receivable                                     (559)          1,229            480
   (Increase)/decrease in receivable from affiliates                   (248)           (490)           116
                                                                -----------     -----------    -----------
    Total adjustments                                                (2,538)        (14,756)       (33,676)
                                                                -----------     -----------    -----------
Net cash provided by operations                                      24,634          20,421         11,836
                                                                -----------     -----------    -----------
Cash flows from investing activities:
  Proceeds from sales of long term securities                         8,980          21,824        149,505
  Purchases of long term securities                                  (6,636)        (27,376)       (26,543)
  Proceeds from sales of trading securities                          13,251          39,461        114,116
  Purchases of trading securities                                   (18,097)        (29,655)       (66,239)
  Acquisition of property, and equipment, net                          (855)           (857)        (2,730)
  Proceeds from sales of operating facility and equipment               591              --             --
                                                                -----------     -----------    -----------
Net cash provided by/(used in) investing activities                  (2,766)          3,397        168,109
                                                                -----------     -----------    -----------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                                                   15             32
  Dividends paid                                                     (9,979)         (9,979)      (158,652)
  Loan repayment                                                         --              --        (36,994)
                                                                -----------     -----------    -----------
Net cash (used in) financing activities                              (9,979)         (9,964)      (195,614)
                                                                -----------     -----------    -----------
Net increase/(decrease) in cash and cash equivalents                 11,889          13,854        (15,669)
Cash and cash equivalents at beginning of period                     29,937          16,083         31,752
                                                                -----------     -----------    -----------
Cash and cash equivalents at end of period                          $41,826         $29,937        $16,083
                                                                -----------     -----------    -----------
                                                                -----------     -----------    -----------


The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED APRIL 30, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                        Accumulated
                                  Number    Par value  Additional                                           other
                                of common  of common    paid-in   Treasury  Comprehensive  Retained    comprehensive
                                  shares      shares     capital   Stock       income      earnings       income         Total
                                ---------- ---------  ----------- --------  -------------  ---------   -------------    --------

BALANCE AT MAY 1, 1996          9,976,975    $1,000       $944    ($443)                   $196,834     $22,931         $221,266

Comprehensive income
 Net income                                                                    $45,512       45,512                       45,512
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                       (11,294)                 (11,294)         (11,294)
                                                                             ---------
Comprehensive income                                                           $34,218
                                                                             ---------
                                                                             ---------
Exercise of stock options           1,150                   10       22                                                       32

Dividends declared                                                                         (159,152)                    (159,152)
                                ---------    ------       -----   ------                   --------     -------          -------
BALANCE AT APRIL 30, 1997       9,978,125    $1,000       $954    ($421)                    $83,194     $11,637          $96,364
                                ---------    ------       -----   ------                   --------     -------          -------
                                ---------    ------       -----   ------                   --------     -------          -------

Comprehensive income
 Net income                                                                    $35,177       35,177                       35,177
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                        15,360                   15,360           15,360
                                                                             ---------
Comprehensive income                                                           $50,537
                                                                             ---------
                                                                             ---------
Exercise of stock options             500                    5       10                                                       15

Dividends declared                                                                           (9,979)                      (9,979)
                                ---------    ------       -----   ------                   --------     -------          -------
BALANCE AT APRIL 30, 1998       9,978,625    $1,000       $959    ($411)                   $108,392     $26,997         $136,937
                                ---------    ------       -----   ------                   --------     -------          -------
                                ---------    ------       -----   ------                   --------     -------          -------

Comprehensive income
 Net income                                                                    $27,172       27,172                       27,172
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                        12,773                   12,773           12,773
                                                                             ---------
Comprehensive income                                                           $39,945
                                                                             ---------
                                                                             ---------
Dividends declared                                                                           (9,979)                      (9,979)
                                ---------    ------       -----   ------                   --------     -------          -------
BALANCE AT APRIL 30, 1999       9,978,625    $1,000       $959    ($411)                   $125,585     $39,770         $166,903
                                ---------    ------       -----   ------                   --------     -------          -------
                                ---------    ------       -----   ------                   --------     -------          -------


The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Value Line, Inc. (the "Company") is incorporated in New York State and carries on the investment periodicals and related publications and investment management activities formerly performed by Arnold Bernhard & Co., Inc. (the "Parent") which owns approximately 81% of the issued and outstanding common stock of the Company.

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

Valuation of Securities:

The Company accounts for the valuation of its securities holdings in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". It values its long-term securities portfolio, which consists of shares of the Value Line Mutual Funds, and short-term securities portfolio, which the Company classifies as available for sale, at market value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Trading securities, which consist of securities held by Value Line Securities, Inc., the Company's broker-dealer subsidiary are valued at market with unrealized gains and losses included in earnings.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized over a period of 14 years. During fiscal 1997, the Company accelerated the amortization of the goodwill associated with the Compupower Corporation. This resulted from management's decision to cease third party activity and reorganize the fulfillment operation.

Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 1999 and 1998, cash equivalents included $40,925,000 and $28,283,000, respectively, invested in the Value Line money market funds.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2-SUPPLEMENTARY CASH FLOW INFORMATION:

Cash payments for income taxes were $15,712,000, $23,114,000, and $33,677,000, in 1999, 1998, and 1997, respectively. Interest payments of $86,000, $47,000, and $1,188,000, were made in 1999, 1998, and 1997, respectively.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3-RELATED PARTY TRANSACTIONS:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds (see Note 4). The Company earns investment management fees based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 1999, 1998 and 1997, investment management fees and brokerage commission income, net of clearing fees, amounted to $28,351,000, $25,348,000, and $22,443,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates were $2,487,000 and $2,177,000 at April 30, 1999 and 1998, respectively.

For the years ended April 30, 1999, 1998, and 1997, the Company was reimbursed $496,000, $461,000, and $493,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 1999 and 1998, Receivable from affiliates included a receivable from the Parent of $26,000 and $28,000, respectively. For the years ended April 30, 1999, 1998, and 1997, the Company made federal income tax payments to the Parent amounting to $12,870,000, $18,800,000, and $29,200,000, respectively. At April 30, 1999, accrued taxes payable include a federal tax liability owed to the Parent in the amount of $152,000. At April 30, 1998, accrued taxes payable are presented net of a $694,000 receivable from the Parent for federal income taxes. These data are in accordance with the tax sharing arrangement described in Note 6.

NOTE 4-INVESTMENTS:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $11,914,000 and $7,914,000 and a market value of $14,023,000 and $8,861,000 at
April 30, 1999 and April 30, 1998, respectively.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net realized trading losses related to equity securities aggregated $587,000 during fiscal 1999, net realized trading gains amounted to $6,869,000 and $21,405,000 for the years ended April 30, 1998 and 1997. The net unrealized gains on trading securities for the period ended April 30, 1999 were $1,013,000 and net unrealized trading losses were $568,000 and $14,732,000 during fiscal years 1998 and 1997.

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

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities, which are invested in the Value Line mutual funds, was $107,406,000 and $107,743,000 and the market value was $168,591,000 and $149,277,000 at April 30, 1999 and April 30, 1998,
respectively. The change in gross unrealized gains on these securities of $19,651,000, $23,630,000 and $17,375,000, net of the change in deferred taxes of
$6,878,000, $8,270,000 and $6,081,000, were included in shareholders' equity at April 30, 1999, 1998 and 1997, respectively. Realized capital gains from sales of these securities were $2,157,000, $11,980,000, and $30,658,000 during fiscal years 1999, 1998 and 1997, respectively. The proceeds received from the sales of these securities during the fiscal years ended April 30, 1999, 1998, and 1997 were $8,980,000, $21,824,000, and $91,662,000, respectively.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the years ended April 30, 1999, 1998, and 1997, Income from securities transactions also included $2,912,000, $2,818,000, and $4,868,000, of dividend income; $77,000, $78,000, and $1,474,000, of interest income; and $86,000,
$47,000, and $1,124,000, of related interest expense, respectively.

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

Property and equipment consist of the following:            April 30,

                                                        1999           1998
                                                  --------------------------
                                                          (in thousands)
Land                                                    $726            $785
Building and leasehold improvements                    7,821           8,039
Furniture and equipment                               10,635          10,711
                                                  --------------------------
                                                      19,182          19,535

Accumulated depreciation and amortization             (7,520)         (6,884)
                                                  --------------------------
                                                     $11,662         $12,651
                                                  --------------------------
                                                  --------------------------

Pursuant to the Company's realignment of its production and distribution departments, the Company sold its vacant North Bergen, New Jersey operating facility during May 1998 and received gross proceeds of $577,000. The gain on the sale of the operating facility in the amount of $518,000 is included in revenues in the Consolidated Statements of Income.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6-FEDERAL, STATE AND LOCAL INCOME TAXES:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

                                   Years ended April 30,

                                   1999             1998            1997
                               ---------------------------------------------
                                       (in thousands)
Current:
  Federal                          $13,405          $18,202         $28,565
  State and local                    2,934            4,449           4,918
                               ---------------------------------------------
                                    16,339           22,651          33,483
Deferred:
  Federal                              868              (18)         (5,753)
  State and local                      250             (178)            (67)
                               ---------------------------------------------
                                     1,118             (196)         (5,820)
                               ---------------------------------------------
                                   $17,457          $22,455         $27,663
                               ---------------------------------------------
                               ---------------------------------------------

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

                                                     Years ended April 30,

                                                          1999             1998               1997
                                                    -----------------------------------------------
                                                               (in thousands)

Unrealized gains on securities held for sale            ($21,415)        ($14,537)        ($6,266)
Unrealized gains on trading securities                      (738)            (291)           (532)
Relocation reserve                                            64              284             177
Depreciation                                                (663)            (626)           (637)
Deferred charges                                           1,046            1,095           1,249
Other, net                                                  (141)             224             233
                                                    -----------------------------------------------
                                                        ($21,846)        ($13,851)        ($5,777)
                                                    -----------------------------------------------
                                                    -----------------------------------------------


Included in Deferred income taxes in total current assets are deferred federal tax assets of $182,000 and $957,000 and deferred state and local tax assets of $296,000 and $486,000 at April 30, 1999 and 1998, respectively.

                               VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

                                                    Years ended April 30,

                                                    1999             1998            1997
                                                  ------------------------------------------
                                                       (in thousands)

Tax expense at the U.S. statutory rate             $15,620          $20,171         $25,699
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit                        2,070            2,776           3,147
  Effect of tax exempt income and dividend
   deductions                                         (62)             (64)           (409)
  Other, net                                         (171)            (428)           (774)
                                                  ------------------------------------------
                                                   $17,457          $22,455         $27,663
                                                  ------------------------------------------
                                                  ------------------------------------------

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

NOTE 7-EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 1999, 1998, and 1997 was $1,609,000, $1,455,000, and $1,550,000,
respectively.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8-INCENTIVE STOCK OPTIONS:

On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 1999, is as follows:

                                         Number of          Option
                                          Shares            Prices
                                       ------------

Outstanding at April 30, 1996                4,625         $17.50 to $29.75
   Granted                                       -
   Exercised                                (1,150)        $17.50 to $29.75
   Cancelled                                     -
                                       ------------
Outstanding at April 30, 1997                3,475         $17.50 to $29.75
   Granted                                       -
   Exercised                                  (500)        $29.75
   Cancelled                                     -
                                       ------------
Outstanding at April 30, 1998                2,975         $29.75
   Granted                                       -
   Exercised                                     -
   Cancelled                                     -
                                       ------------
Outstanding at April 30, 1999                2,975         $29.75
                                       ------------
                                       ------------

                               VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Options outstanding at April 30, 1999 expire at various dates through March 2003. At April 30, 1999, 2,975 of the outstanding options were exercisable. Of the common stock held in treasury at April 30, 1999, 2,975 shares were held for exercise of stock options.

NOTE 9-TREASURY STOCK:

Treasury stock, at cost, for the three years ended April 30, 1999, consists of the following:

                                                  Shares             Amount
                                              -------------       ----------
                                                                 (in thousands)
Balance April 30, 1996                              23,025              443
 Exercise of incentive stock options                (1,150)             (22)
                                              -------------       ----------
Balance April 30, 1997                              21,875              421
 Exercise of incentive stock options                  (500)             (10)
                                              -------------       ----------
Balance April 30, 1998                              21,375             $411
 Exercise of incentive stock options                     -                -
                                              -------------       ----------
Balance April 30, 1999                              21,375             $411
                                              -------------       ----------
                                              -------------       ----------

NOTE 10-LEASE COMMITMENTS:

On June 4, 1993, the Company entered into a 15 year lease agreement to provide primary office space. The lease includes free rental periods as well as scheduled base rent escalations over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a Deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease.

                              VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:


                  Year ended April 30:      (in thousands)
                    2000                          1,789
                    2001                          1,790
                    2002                          1,782
                    2003                          1,766
                    2004                          1,958
                  Thereafter                      7,385
                                            ------------
                                                $16,470
                                            ------------
                                            ------------

Rental expense for the years ended April 30, 1998, 1997, and 1996 under operating leases covering office space was $1,505,000, $1,288,000, and $1,456,000, respectively.

NOTE 11-BUSINESS SEGMENTS:

The Company operates two reportable business segments: Publishing and Investment Management Services. The publishing segment produces investment related periodicals in both print and electronic form. The investment management segment provides advisory services to mutual funds, institutional and individual clients as well as brokerage services for the Value Line family of mutual funds. The segments are differentiated by the products and services they offer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation related to corporate assets, between the two reportable segments.

                             VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Disclosure of Reportable Segment Profit and Segment Assets

                                                    APRIL 30, 1999
                                         Publishing   Investment      Total
                                                      Management
                                                       Services
Revenues from external customers           $62,220     $33,080       $95,300
Gain on sale of operating facility             518          --           518
Intersegment revenues                           76          --            76
Income from securities transactions            258       4,935         5,193
Depreciation and amortization                1,580          53         1,633
Segment profit                              22,467      17,086        39,553
Segment assets                              19,529     223,063       242,592
Expenditures for
 segment assets                                845          10           855

                                                    APRIL 30, 1998
                                         Publishing   Investment      Total
                                                      Management
                                                       Services
Revenues from external customers           $61,210     $32,405       $93,615
Intersegment revenues                           88          --            88
Income from securities transactions            255      18,017        18,272
Depreciation and amortization                1,454          51         1,505
Segment profit                              20,640      18,807        39,447
Segment assets                              18,573     186,904       205,477
Expenditures for
 segment assets                                857          --           857

                            VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                 Reconciliation of Reportable Segment Revenues,
                           Operating Profit and Assets

                                                        1999             1998
REVENUES
Total revenues for reportable segments               $95,894          $93,703
Elimination of intersegment revenues                    ($76)            ($88)
                                                   ---------------------------
  Total consolidated revenues                        $95,818          $93,615
                                                   ---------------------------
                                                   ---------------------------

SEGMENT PROFIT
Total profit for reportable segments                 $44,746          $57,719
Less: Depreciation related to corporate assets          (117)             (87)
                                                   ---------------------------
  Income before income taxes                         $44,629          $57,632
                                                   ---------------------------
                                                   ---------------------------

ASSETS
Total assets for reportable segments                $242,592         $205,477
Corporate assets                                       1,215            2,048
                                                   ---------------------------
  Consolidated total assets                         $243,807         $207,525
                                                   ---------------------------
                                                   ---------------------------

NOTE 12-NET CAPITAL:

The Company's wholly owned subsidiary, Value Line Securities, Inc. is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger. Additionally, dividends may only be declared if aggregate indebtedness is less than twelve times net capital.

At April 30, 1999, Value Line Securities, Inc. net capital, as defined, of $11,020,000 exceeded required net capital by $10,874,000 and the ratio of aggregate indebtedness to net capital was .20 to 1.

                            VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13-DISCLOSURE OF CREDIT RISK OF FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

In the normal course of business, the Company enters into contractual committments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 1999, the underlying notional value of such committments was $2,976,000. The average fair value of the committments during fiscal 1999 was $2,845,000. Risk arises from the potential inability of counterparts to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into exchange traded futures contracts.

The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual fund or a counterparty fail to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

No single customer accounted for a significant portion of the Company's sales in 1999, 1998 or 1997, nor accounts receivable for 1999 or 1998.


NOTE 14-ESTIMATED FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS:

Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

Derivative instruments held for trading purposes are reflected at fair value at April 30, 1999 and 1998. Net realized trading losses related to derivative financial instruments amounted to $269,000, $2,925,000 and $5,778,000 for the years ended April 30, 1999, 1998 and 1997, respectively. Income from securities transactions in the Statement of Income are reflected net of derivative trading activity.

                            VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 16-YEAR 2000:

The Company recognizes the need to ensure its computer systems and software applications are converted to a year 2000 date with no disruption to business operations. In light of this, the Company has established a central committee to coordinate, evaluate and implement changes necessary for compliance. Additionally, the Company is communicating with suppliers, financial institutions, and others with which it does business to ensure they are also compliant with the year 2000 date. Significant areas of operations which will be impacted have already been identified and conversion efforts are underway. The total cost of compliance and its effect on the Company's future results of operations are being determined as part of the detailed conversion planning. The total cost, including routine hardware enhancements and modifications to software applications is not expected to exceed $1,500,000.

NOTE 17-COMPREHENSIVE INCOME:

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

                            VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At April 30, 1999, 1998, and 1997, the Company held long term securities classified as available-for-sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. The increase in gross unrealized gains was $19,651,000, $23,630,000 and $17,375,000 and the change in the related deferred taxes was $6,878,000, $8,270,000 and $6,081,000 during the three years ended April 30, 1999, 1998 and 1997, respectively.

NOTE 18-ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL
USE:

During fiscal year 1999, the Company adopted the provisions of the Statement of Position 98-1, (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 is effective for tax years ending after December 31, 1998.

The SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or obtaining software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.

At April 30, 1999 the Company capitalized $997,000 of costs, net of amortization, related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which approximates 3 years.

                                VALUE LINE, INC.
                       SCHEDULE 1 - MARKETABLE SECURITIES
                               A/O APRIL 30, 1999

----------------------------------------------------------------------------
NUMBER OF SHARES     COMMON STOCK NAME             COST            MKT VALUE
----------------------------------------------------------------------------
            500      4 KIDS ENTERTAINMEN         $17,338             $15,781
            500      99 CENTS ONLY STORE         $22,806             $23,562
            200      ABACUS DIRECT CORP          $16,410             $14,800
            600      ABBOTT LABS COM NPV         $29,606             $29,062
            800      ABM INDS INC COM            $22,240             $24,300
          6,000      ACCLAIM ENTMT INC C         $50,541             $39,000
            900      ACNIELSON CORP COM          $24,682             $25,088
            400      ACTION PERFORMANCE          $11,820             $13,550
          1,300      ACXIOM CORP COM             $24,359             $32,825
          1,000      ADC TELECOMMUNICATI         $39,450             $47,812
            300      ADVANCE PARADIAM IN         $18,300             $15,750
          1,100      AEGON ORD                   $92,157            $104,638
          1,100      AES CORP COM                $45,958             $55,000
          1,700      AGOURON PHARMACEUTI         $98,781            $100,406
            400      ALASKA AIR GROUP IN         $19,095             $17,625
            300      ALLERGAN INC COM            $21,092             $26,962
            200      ALLIANT TECHSYSTEMS         $17,318             $16,375
            200      ALLIED WASTE INDUST          $4,175              $3,538
            400      ALPHARMA  INC CL A          $16,375             $11,800
            250      ALTERA CORP                 $17,909             $18,062
            900      ALTERRA HEALTHCARE          $19,170             $20,025
          1,000      AMCAST INDL CORP CO         $17,675             $16,750
          1,250      AMERICA ONLINE INC         $121,603            $178,438
            400      AMERICAN EAGLE OUTF         $22,187             $29,900
          1,900      AMERICAN FREIGHTWAY         $32,654             $32,656
          1,450      AMERICAN INTL GROUP        $118,343            $170,284
            500      AMERICAN MGMT SYS I         $17,400             $17,188
          1,800      AMERICAN ONCOLOGY R         $25,088             $16,088
            850      AMERICAN PWR CONVER         $22,710             $28,050
          2,300      AMERICAN STORES CO          $77,369             $72,594
            500      AMERICAN WOODMARK C         $14,025             $19,250
            800      AMERISOURCE HEALTH          $31,495             $22,150
            400      AMERITECH CORP NEW          $24,981             $27,375
          1,950      AMGEN INC COM               $80,059            $119,803
          1,500      ANHEUSER BUSCH COS         $116,047            $109,688
          1,600      ANNTAYLOR STORES CO         $58,560             $76,000
          1,200      APPLE COMPUTER COM          $42,578             $55,200
            400      APPLIED PWR INC COM         $12,848             $12,625
          1,000      APTARGROUP INC COM          $28,088             $28,000
            550      ARVIN INDS INC COM          $20,573             $20,144
            700      ASTEC INDS INC COM          $17,871             $27,125
          3,700      AT + T CORP COM            $206,519            $186,850
            600      ATLANTIC COAST AIRL         $15,900             $18,525
          1,100      AUTOZONE INC COM            $33,033             $33,000
            600      BARNES + NOBLE INC          $17,542             $20,850
          1,200      BED BATH + BEYOND I         $23,545             $42,825
          2,750      BELL ATLANTIC CORP         $132,726            $158,469
          3,750      BELLSOUTH CORP COM         $170,516            $167,812
            500      BENCHMARK ELECTRS I         $10,856             $16,812
          1,000      BERGEN BRUNSWIG COR         $21,869             $19,000


----------------------------------------------------------------------------
NUMBER OF SHARES     COMMON STOCK NAME             COST            MKT VALUE
----------------------------------------------------------------------------
          1,000      BEST BUY CO INC COM         $40,171             $47,750
          1,300      BETHLEHEM STL CORP          $14,258             $11,862
          1,500      BIOGEN INC COM             $107,694            $142,594
          1,100      BIOMET INC COM              $27,288             $45,100
            700      BLYTH INDS INC COM          $18,410             $15,925
            100      BMC SOFTWARE INC CO          $3,281              $4,306
          2,400      BRISTOL MYERS SQUIB        $159,148            $152,550
            900      BRITISH PETE PLC AM         $83,221            $101,869
            900      BRITISH TELECOMMUNI        $132,711            $150,975
            400      CABLEVISION SYS COR         $26,112             $30,950
          1,000      CAMBREX CORP COM            $27,250             $25,625
            500      CARLISLE COS INC CO         $20,181             $24,500
            100      CATALINA MARKETING           $4,722              $8,544
            750      CDW COMPUTER CTRS I         $51,369             $67,125
            800      CENTRAL NEWSPAPERS          $26,720             $27,150
          1,200      CENTURY BANCORP INC         $24,960             $21,450
          2,600      CHATTEM INC COM             $75,106            $101,562
            400      CHEVRON CORP COM            $32,562             $39,900
            600      CINTAS CORP COM             $36,272             $41,250
          1,850      CISCO SYS INC COM          $120,804            $211,016
            950      CITIGROUP INC COM           $42,096             $71,488
            700      CITY NATL CORP COM          $23,048             $27,038
            650      CKE RESTAURANTS INC         $22,880             $10,644
            500      CNET INC COM                $38,548             $64,250
            850      COCA COLA ENTERPRIS         $24,304             $29,325
            601      COMMERCE BANCORP IN         $27,119             $26,498
            350      COMPUTER ASSOC INTL         $15,626             $14,941
          1,300      COMPUWARE CORP COM          $44,825             $31,688
          1,000      CONMED CORP                 $28,050             $28,875
          1,300      CONSOLIDATED PRODS          $22,896             $23,481
          1,100      COORS ADOLPH CO CLA         $58,333             $58,850
          2,200      COPART INC COM              $23,911             $39,875
         22,400      COREL CORP COM              $75,460             $68,600
          1,200      COSTCO COS INC COM          $72,207             $97,125
              2      CRESCENDO PHARMACEU             $23                 $30
            700      CTS CORP COM                $21,210             $37,362
          1,800      CYPRESS SEMICONDUCT         $18,652             $18,450
          1,200      DAVE + BUSTERS INC          $22,560             $24,600
          2,500      DELL COMPUTER CORP          $34,714            $102,969
            700      DII GROUP INC COM           $19,022             $21,700
            900      DIONEX CORP COM             $24,491             $36,900
            550      DOLLAR GEN CORP             $12,175             $19,284
          1,050      DOLLAR TREE STORES          $33,688             $38,325
            200      DOMINION RES INC VA          $8,377              $8,225
            900      DUKE ENERGY CO COM          $55,862             $50,400
          1,200      DYCOM INDS INC COM          $31,270             $54,825
            800      E M C CORP MASS COM         $79,130             $87,150
          1,100      E TRADE GROUP INC C         $70,312            $127,050
            600      EAGLE USA AIRFREIGH         $17,850             $21,900
            200      EASTMAN KODAK CO CO         $13,633             $14,925
            100      ECHOSTAR COMMUNICAT          $9,725             $10,031



----------------------------------------------------------------------------
NUMBER OF SHARES     COMMON STOCK NAME             COST            MKT VALUE
----------------------------------------------------------------------------
            500      ELCOR CHEM CORP COM         $17,931             $19,312
          1,000      ETHAN ALLEN INTERIO         $32,604             $50,688
          1,000      EXCALIBUR TECHNOLOG         $17,238             $15,500
            200      EXCITE INC COM              $14,812             $29,200
          1,400      EXXON CORP COM              $99,986            $116,288
            500      FASTENAL CO                 $23,347             $23,875
          1,800      FEDERAL HOME LN MTG         $91,092            $112,950
          2,550      FEDERAL NATL MTG AS        $177,092            $180,891
          1,450      FIFTH THIRD BANCORP         $79,075            $103,947
          1,200      FINANCIAL FED CORP          $23,685             $25,050
            150      FISERV INC                   $6,464              $8,784
            700      FURNITURE BRANDS IN         $18,104             $17,544
            200      FURON CO COM                 $3,878              $3,575
            200      GAP INC COM                 $11,556             $13,312
          1,300      GARTNER GROUP INC N         $48,355             $24,781
            900      GEMSTAR INTL GROUP          $54,214             $94,838
            100      GENERAL DYNAMICS CO          $5,509              $7,025
          1,950      GENERAL ELEC CO COM        $169,562            $205,725
          1,400      GENERAL MLS INC COM        $107,911            $102,375
          1,750      GENTEX CORP COM             $28,614             $52,609
          1,400      GENZYME CORP COM            $57,095             $52,850
             81      GENZYME CORP COM MO            $473                $256
            400      GERBER SCIENTIFIC I         $10,470              $7,525
            100      GLAXO WELLCOME PLC           $6,359              $5,825
            400      GTE CORP COM                $26,937             $26,775
          1,200      GUIDANT CORP COM            $30,768             $64,425
          2,400      HANDLEMAN CO DEL CO         $28,358             $33,750
          1,000      HANGER ORTHOPEDIC G         $21,550             $14,625
          1,000      HARTE HANKS INC COM         $19,988             $25,250
            700      HAVERTY FURNITURE C         $17,448             $16,538
          1,300      HCC INS HLDGS INC           $26,640             $27,462
          1,500      HELEN TROY LTD COM          $28,215             $21,000
            800      HENRY JACK + ASSOC          $29,590             $26,400
          1,800      HOME DEPOT INC COM          $85,694            $107,887
            500      HON INDS INC COM            $13,758             $13,500
          2,400      HOOPER HOLMES INC C         $23,273             $38,250
            600      HOUSEHOLD INTL INC          $22,256             $30,188
            300      IMMUNEX CORP NEW CO         $24,625             $28,650
          1,700      IN FOCUS SYS INC CO         $17,298             $17,638
          1,400      INDEPENDENT BK CORP         $23,345             $18,812
            600      INFOSEEK CORP COM           $37,193             $30,638
          3,500      INTEL CORP COM             $176,069            $214,156
          1,100      INTERNATIONAL BUSIN        $199,921            $230,106
            350      INTUIT COM                  $32,945             $30,144
          1,000      INVACARE CORP COM           $23,925             $23,125
            319      INVESTMENT TECHNOLO         $13,710             $11,045
            800      INVESTORS FINL SERV         $25,820             $29,100
            600      ITT EDL SVCS INC CO         $23,655             $14,738
          1,200      JABIL CIRCUIT INC C         $50,361             $55,875
            700      JACOBS ENGR GROUP I         $23,091             $27,606
          1,950      JOHNSON + JOHNSON C        $161,318            $190,125



----------------------------------------------------------------------------
NUMBER OF SHARES     COMMON STOCK NAME             COST            MKT VALUE
----------------------------------------------------------------------------
            400      JONES PHARMA INC CO         $10,908             $12,850
            500      KAUFMAN + BROAD HOM         $12,100             $12,156
            900      KELLWOOD CO COM             $30,595             $23,175
          4,500      KOREA ELEC PWR CORP         $59,122             $74,250
            750      KRONOS INC COM              $14,338             $25,500
          1,700      LADD FURNITURE INC          $30,322             $32,512
            400      LATTICE SEMICONDUCT         $19,850             $16,350
            500      LEGATO SYSTEMS INC          $19,025             $20,219
            550      LEVEL ONE COMMUNICA         $14,410             $28,256
          1,650      LILLY ELI + CO COM         $146,190            $121,481
          1,750      LUCENT TECHNOLOGIES         $81,381            $105,219
            900      MACDERMID INC COM           $28,215             $37,744
          1,600      MACROMEDIA INC COM          $49,375             $66,300
            850      MANITOWOC INC COM           $20,605             $32,406
          2,700      MBNA CORP COM               $48,936             $76,106
            700      MEDICAL MANAGER COR         $15,094             $19,950
            600      MEDICIS PHARMACEUTI         $26,420             $14,588
            750      MEDIMMUNE INC               $42,694             $41,344
            600      MEDTRONIC INC COM           $26,918             $43,162
            150      MENS WEARHOUSE INC           $3,516              $4,106
          2,650      MERCK + CO INC COM         $185,097            $186,162
          1,300      MERCURY INTERACTIVE         $13,114             $36,644
            500      METZLER GROUP INC C         $17,025             $13,938
            700      MICREL INC COM              $20,991             $41,212
            100      MICRO WHSE INC COM           $1,516              $1,694
            700      MICROCHIP TECHNOLOG         $23,712             $24,500
          1,100      MICRON TECHNOLOGY I         $68,362             $40,838
          2,550      MICROSOFT CORP COM         $140,448            $207,347
          2,100      MINIMED INC COM             $99,407            $131,250
          1,100      MOBIL CORP COM             $101,996            $115,225
          1,000      MORRISON HEALTH CAR         $17,675             $18,750
            100      NABORS INDUSTRIES I          $4,003              $2,056
            700      NATIONAL DATA CORP          $27,310             $32,288
            700      NATIONAL DISC BROKE         $20,335             $39,944
          1,400      NOKIA CORP SPONSORE         $93,834            $103,862
            500      NORDSTROM INC COM           $19,338             $17,594
          1,850      NORTH FORK BANCORPO         $35,751             $41,625
          1,150      NORTHERN TRUST CORP         $80,859            $107,094
          1,450      OFFICE DEPOT INC CO         $20,431             $31,900
          4,100      ORACLE CORP COM             $90,480            $110,956
            200      ORANGE + ROCKLAND U         $11,244             $11,638
          1,166      ORIENTAL FINL GROUP         $25,395             $33,595
          1,100      ORTHODONTIC CTRS AM         $17,861             $13,612
          1,200      OSTEOTECH INC COM           $24,440             $43,350
          1,600      OUTBACK STEAKHOUSE          $39,542             $57,300
            700      OXFORD INDS INC COM         $25,760             $18,506
          1,000      PAREXEL INTL CORP C         $25,988             $24,062
            250      PATTERSON DENTAL CO          $8,867              $9,016
            700      PAYCHEX INC COM             $22,589             $35,744
            400      PE CORP COM PE BIOS         $44,862             $43,250
          1,600      PECO ENERGY CO COM          $60,848             $75,900



----------------------------------------------------------------------------
NUMBER OF SHARES     COMMON STOCK NAME             COST            MKT VALUE
----------------------------------------------------------------------------
          1,200      PEOPLES HERITAGE FI         $25,005             $23,250
          1,100      PERFORMANCE FOOD GR         $28,290             $29,150
          1,150      PFIZER INC COM              $99,216            $132,322
          1,200      PHARMACEUTICAL PROD         $37,519             $34,950
          1,100      PHILADELPHIA CONS H         $25,630             $27,156
          2,100      PHILADELPHIA SUBN C         $45,322             $47,381
          3,150      PHILIP MORRIS COS I        $149,063            $110,447
            500      PINNACLE SYS INC CO         $19,494             $27,188
            150      PLEXUS CORP COM              $4,992              $5,006
            500      PMC SIERRA INC COM          $14,625             $47,938
            700      PRE PAID LEGAL SVCS         $20,766             $19,950
            100      PRI AUTOMATION INC           $2,975              $2,481
          1,800      PROCTER + GAMBLE CO        $162,766            $168,862
            500      PROGRESS SOFTWARE C         $16,025             $11,375
          1,000      PROTECTIVE LIFE COR         $25,369             $39,188
            400      PUBLIC SVC ENTERPRI         $14,937             $16,000
            100      QUAKER OATS CO COM           $4,834              $6,456
            300      QUALCOMM INC COM            $34,690             $60,000
            900      QUEENS CNTY BANCORP         $26,880             $31,612
          1,050      REGIS CORP MINNESOT         $20,598             $26,906
            900      RENAL CARE GROUP IN         $26,888             $18,788
          2,900      RESMED INC COM              $88,478             $76,669
          1,100      RICHFOOD HLDGS INC          $18,961             $13,750
          1,600      RIGHT MGMT CONSULTA         $24,643             $27,200
            400      ROSS STORES INC COM         $16,600             $18,375
          1,300      SAFETY KLEEN CORP C         $17,371             $20,638
            400      SAFEWAY INC COM NEW         $24,012             $21,575
            200      SANMINA CORP COM            $11,219             $13,275
            300      SAPIENT CORP COM            $19,538             $18,825
          1,900      SBC COMMUNICATIONS         $101,613            $106,400
          2,600      SCHERING PLOUGH COR         $96,604            $125,612
            900      SCHWAB CHARLES CORP         $74,564             $98,775
          1,000      SCOTTS CO CL A              $26,362             $41,125
            600      SEMTECH CORP COM            $18,405             $19,575
             50      SEQUA CORP CL A              $2,767              $2,834
          1,250      SLM HLDG CORP COM           $52,755             $53,359
            800      SMITHFIELD FOODS IN         $21,836             $18,900
          1,100      SOLECTRON CORP COM          $47,191             $53,350
            400      SOUTHERN CO COM             $11,662             $10,825
          1,500      SOUTHWEST AIRLS CO          $22,183             $48,844
            400      SOUTHWEST SECS GROU         $19,795             $21,175
          1,000      SPARTECH CORP COM N         $17,425             $23,750
          2,500      STANDARD PAC CORP N         $28,762             $34,531
          2,700      STAPLES INC COM             $47,891             $81,000
          1,000      STARBUCKS CORP COM          $16,474             $36,938
            850      STATE STREET CORPOR         $43,163             $74,375
          1,000      STERIS CORP COM             $26,150             $17,750
            500      STEWART ENTERPRISES         $10,962              $9,938
            500      STRAYER ED INC COM          $17,275             $17,312
            400      STRYKER CORP COM            $15,618             $24,475
            300      SUMMIT TECHNOLOGY I          $4,940              $5,231


----------------------------------------------------------------------------
NUMBER OF SHARES    COMMON STOCK NAME             COST            MKT VALUE
----------------------------------------------------------------------------
          3,100      SUN MICROSYSTEMS IN        $106,125            $185,419
            400      SUNOCO INC COM              $16,787             $14,300
            450      SUNRISE ASSISTED LI         $18,675             $18,000
            500      SUPERIOR CONSULTANT         $23,525             $13,500
          1,500      SWIFT TRANSN INC            $21,333             $27,562
          1,000      SYBRON INTL CORP WI         $21,675             $27,688
            200      SYMBOL TECHNOLOGIES         $10,656              $9,550
          1,800      TANDY BRANDS ACCESS         $30,340             $25,988
             52      TELEFONICA S A SPON          $7,755              $7,250
            800      TELLABS INC COM             $58,264             $87,650
            400      TERADYNE INC COM RT         $22,612             $18,875
          1,100      TEREX CORP NEW COM          $29,068             $34,788
            400      TEXAS UTILS CO COM          $18,500             $15,900
            600      TIFFANY + CO NEW CO         $23,918             $50,400
            300      TIMBERLAND CO CL A          $17,846             $20,775
          1,866      TIMBERLINE SOFTWARE         $22,362             $27,407
            700      TIME WARNER INC COM         $42,721             $49,000
          3,600      TOYOTA MTR CO ADR 2        $181,950            $206,100
            500      U S FOODSERVICE COM         $19,775             $21,031
            800      U S WEST INC NEW CO         $51,174             $41,850
             50      UNIPHASE CORP COM            $5,764              $6,069
          1,400      US FREIGHTWAYS CORP         $45,950             $52,500
            700      USWEB CORP COM              $17,622             $15,706
          1,900      VEECO INSTRS INC DE         $72,357             $73,150
            550      VISX INC DEL                $34,771             $70,812
          1,150      VITESSE SEMICONDUCT         $29,504             $53,259
            500      WACKENHUT CORP COM          $11,884             $11,219
          4,300      WAL MART STORES INC        $139,064            $197,800
            350      WARNER LAMBERT CO C         $23,767             $23,778
          1,200      WASHINGTON MUT INC          $47,726             $49,350
            300      WATERS CORP COM             $26,452             $31,538
            400      WATSON PHARMACEUTIC         $11,431             $16,200
          1,200      WERNER ENTERPRISES          $20,550             $23,100
            700      WESLEY JESSEN VISIO         $19,810             $21,438
            900      WILD OATS MKTS INC          $23,895             $24,919
            900      WILLIAMS SONOMA INC         $25,197             $26,100
            550      WPP GROUP PLC SPONS         $27,954             $48,262
            800      XILINX INC COM              $32,325             $36,500
            950      YAHOO INC COM              $143,474            $165,953
            800      ZALE CORP NEW COM           $17,890             $30,250
            900      ZIONS BANCORP COM           $49,471             $60,019

TOTALS                                       $11,913,771         $14,023,018