Form 10-K/A
period 1999-04-30
VALUE LINE INC
filed 1999-08-27
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  NAMES OF DIRECTORS, AGE AS OF                            DIRECTOR
     AUGUST 7, 1999 AND PRINCIPAL OCCUPATION                    SINCE

Jean Bernhard Buttner* (64). Chairman of the Board,              1982
President, and Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc. Chairman of the Board and President of each of the Value Line Funds;
Trustee, Skidmore College, Radcliffe College.

Harold Bernard, Jr. (68).  Attorney-at-law.  Retired             1982
Administrative Law Judge, National Labor Relations
Board. Director of Arnold Bernhard & Co., Inc.  Judge
Bernard is the cousin of Jean Bernhard Buttner.

Samuel Eisenstadt* (77).  Senior Vice President and              1982
Research Chairman of the Company.

W. Scott Thomas (49).  Partner, Brobeck, Phleger &               1986
Harrison, attorneys.

Linda S. Wilson (62). President Emerita of Radcliffe             1998
College; Senior Lecturer, Harvard Graduate School of
Education; Trustee, Committee on Economic Development;
Honorary Trustee, Massachusetts General Hospital;
Director of INACOM Corporation and Citizens Financial
Group, Inc.

Howard A. Brecher* (45).  Vice President of the Company          1992
since 1996 and Secretary since 1992; Secretary,
Treasurer and General Counsel of Arnold Bernhard & Co.,
Inc. since 1991, Director since 1992 and Vice President since 1994.

David T. Henigson* (42). Vice President of the Company           1992
since 1992 and Treasurer since 1994; Director of Compliance and Internal Audit of the Company since 1988;
Vice President of each of the Value Line Funds since 1992 and Secretary and Treasurer since 1994; Vice President and Director of Arnold Bernhard & Co., Inc. since 1992.

* Member of the Executive Committee

(b) The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

ITEM II.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 1999, 1998 and 1997 of the chief executive officer of the Company and each of the other executive officers of the Company who were serving at April 30, 1999. The Company has only four executive officers.

                                                            Long-Term
                                                          Compensation
                                                             Awards
                                   Annual Compensation       ------
                                   -------------------     Restricted
Name and                                                      Stock      Options      All Other
Principal               Fiscal                              Award(s)     Granted   Compensation(b)
Position                 Year    Salary($)   Bonus(a)($)       ($)         (#)           ($)
----------------------  ------   --------    -----------   -----------   -------   ---------------
Jean B. Buttner          1999     807,611      800,000          -           -          19,777
Chairman of the Board    1998     789,881      700,000          -           -          20,880
and Chief Executive      1997     772,500      600,000          -           -          17,760
 Officer

Samuel Eisenstadt        1999     125,000      110,000          -           -          14,000
Senior Vice President    1998     100,000      100,000          -           -          15,000
 and Research Chairman   1997     100,000      100,000          -           -          15,000

David T. Henigson        1999     100,000      242,500          -           -          14,000
Vice President           1998     100,000      220,000          -           -          15,000
                         1997      99,600      180,000          -           -          14,940

Howard A. Brecher        1999      50,000      210,000          -           -           7,000
Vice President           1998      50,000      185,000          -           -           7,500
                         1997      50,000      140,000          -           -           7,500

SUMMARY COMPENSATION TABLE CONTINUED:

(a)  A portion of the bonuses are contingent upon future employment.

(b) Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $1,609,000 for the year ended April 30, 1999. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability or termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
 AND FISCAL YEAR-END OPTION VALUES


         The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in fiscal 1999, the value realized through the exercise of such options and the number of unexercised options held by such person, including both those which are presently exercisable and those which are not presently exercisable.

                                                         Number of           Value of Unexercised
                                                     Unexercised Options     In-the-Money Options
                                                      at April 30, 1999      at April 30, 1999 (1)
                    Shares Acquired                ----------------------- ------------------------
                      Upon Option       Value                      Not                     Not
      Name             Exercise       Realized(1)  Exercisable Exercisable Exercisable Exercisable
------------------  ---------------   -----------  ----------- ----------- ----------- ------------
Howard A. Brecher         0               N/A         2,975         -        $21,941        -


------------------


(1) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information as of August 7, 1999 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

  Name and Address         Number of Shares      Percentage of Shares
 of Beneficial Owner      Beneficially Owned     Beneficially Owned(1)
---------------------     ------------------     ---------------------
Arnold Bernhard              8,044,800                    80.62%
  & Co., Inc.(1)
220 East 42nd Street
New York, NY  10017

--------------------
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

    The following table sets forth information as of June 30, 1999, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

          Name of                  Number of Shares     Percentage of Shares
      Beneficial Owner            Beneficially Owned     Beneficially Owned
-------------------------------   ------------------    --------------------
Jean Bernhard Buttner                   100(1)                     *
Harold Bernard, Jr.                     409                        *
Samuel Eisenstadt                       100                        *
W. Scott Thomas                       1,000                        *
Linda S. Wilson                           0                        *
Howard A. Brecher                     3,100(2)                     *
David T. Henigson                       150                        *

All directors and executive
officers as a group (7 persons)       4,859(1)(2)                  *

--------------
*Less than one percent

(1) Excludes 8,044,800 shares (80.62% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

(2) Includes 2,975 shares purchasable within 60 days of June 30, 1999 upon the exercise of stock options by Mr. Brecher.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reim-bursement arrangement. During the year ended April 30, 1999, the Company was reimbursed $496,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them.
The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K for the fiscal year ended April 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                        By:   s/ Jean Bernhard Buttner

                              ----------------------------
                              Jean Bernhard Buttner
                              Principal Executive Officer

                        By:   s/ Stephen R. Anastasio

                              ----------------------------
                              Stephen R. Anastasio
                              Principal Financial
                              and Accounting Officer

Dated: August 19, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K for the fiscal year ended April 30, 1999, to be signed on its behalf by the undersigned as Directors of the Registrant.

s/ Jean Bernhard Buttner             s/ Howard A. Brecher

------------------------             ----------------------
Jean Bernhard Buttner                Howard A. Brecher

s/ Harold Bernard, Jr.               s/ Samuel Eisenstadt

------------------------             ----------------------
Harold Bernard, Jr.                  Samuel Eisenstadt

s/ W. Scott Thomas                   s/ David T. Henigson

------------------------             ----------------------
W. Scott Thomas                      David T. Henigson

s/ Linda S. Wilson

------------------------
Linda S. Wilson

Dated: August 19, 1999