Form 10-K/A
period 1999-04-30
VALUE LINE INC
filed 1999-08-27
CIK 717720

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

The Value Line Strategy Trust Series I:

     During the past year we initiated the establishment of a new "unit investment trust", -- THE VALUE LINE STRATEGY TRUST SERIES I. The fundamental strategy for this Trust and future Trusts in this series is to invest in the 100 Rank #1 stocks and maintain a static portfolio position in these 100 stocks for a fourteen-month period. At the end of the fourteen months the portfolio will be liquidated and the investors will be invited to reinvest their distribution in the next available VALUE LINE STRATEGY TRUST SERIES I. Ranson, the underwriter of the UITs, intends to introduce a new UIT Series every two months. These unit investment trusts are sold by an extensive network of brokerage firms and provide a unique exposure for the ranking system within the brokerage industry. As of this date, four Series have been established.

     The Value Line Strategy Trust Series I, with total assets of $30,226,000, has now been closed to new investors as of March 11, 1999. Series II, the next UIT offering, opened for deposit on March 12, 1999 and closed with total portfolio assets of approximately $10,000,000. The next series, Series III, opened for deposit on May 12th and currently has assets of $7,750,000. The three Series now have aggregate assets of approximately $48,000,000. We are now preparing to open Series IV Unit Investment Trust during the month of July 1999.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

                                                                   Page Numbers

Reports of independent accountants                                       23
Consolidated balance sheets--April 30, 1999 and 1998                     24
Consolidated statements of income and retained earnings
     --years ended April 30, 1999, 1998 and 1997                         25
Consolidated statements of cash flows
     --years ended April 30 1999, 1998 and 1997                          26
Consolidated statement of changes in stockholders' equity
     --years ended April 30 1999, 1998 and 1997                          27
Notes to the consolidated financial statements                           28
Supplementary schedules                                                  44

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

                               HOROWITZ & ULLMANN, P.C.
                            CERTIFIED PUBLIC ACCOUNTANTS
                                 275 MADISON AVENUE
                                NEW YORK, NY 10016



                                                                     TELEPHONE
                                                                  (212) 532-3736
                                                                        ---
                                                                        FAX
                                                                  (212) 545-8997





REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Value Line, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and subsidiaries at April 30, 1999 and 1998, and the results of their operations, changes in stockholders' equity, and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

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
                                            ------------
                                                $16,470
                                            ------------
                                            ------------


Rental expense for the years ended April 30, 1999, 1998, and 1997 under operating leases covering office space was $1,505,000, $1,288,000, and $1,456,000, respectively.

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