Form 10-Q
period 1999-07-31
VALUE LINE INC
filed 1999-09-14
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended JULY 31, 1999           Commission file number 0-11306
                                                                    -------

                               VALUE LINE, INC.
                               ----------------
             (Exact name of registrant as specified in its charter)

             New York                              13-3139843
--------------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

  220 East 42nd Street, New York, New York           10017-5891
--------------------------------------------------------------------
  (address of principal executive offices)           (zip code)

Registrant's telephone number including area code  (212) 907-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X         No
                                    -----           -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at July 31, 1999
            -----                                  ----------------------------
Common stock, $.10 par value                              9,978,625 Shares

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                  July 31,    April 30,
                                                                                    1999        1999
                                                                                -----------  -----------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $44,286 and $41,250, respectively)                                $44,812      $41,826
  Trading securities                                                                 14,510       14,023
  Accounts receivable, net of allowance for doubtful
   accounts of $286 and $295, respectively                                            1,908        1,846
  Receivable from affiliates                                                          2,991        2,587
  Prepaid expenses and other current assets                                           3,010        1,792
  Deferred income taxes                                                                 418        1,443
                                                                                -----------  -----------
    Total current assets                                                             67,649       63,517

  Long term securities available for sale                                           176,968      168,591
  Property and equipment, net                                                        11,447       11,662
  Goodwill                                                                               36           37
                                                                                -----------  -----------
    Total assets                                                                   $256,100     $243,807
                                                                                -----------  -----------
                                                                                -----------  -----------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                                           $6,397       $5,842
  Accrued salaries                                                                      985        1,765
  Dividends payable                                                                   2,495        2,495
  Accrued taxes payable                                                               4,576          741
                                                                                -----------  -----------
    Total current liabilities                                                        14,453       10,843

  Unearned revenue                                                                   41,228       43,100
  Deferred income taxes                                                              24,436       22,264
  Deferred charges                                                                      628          697

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                                   1,000        1,000
  Additional paid-in capital                                                            959          959
  Retained earnings                                                                 130,004      125,585
  Treasury stock, at cost (21,375 shares on 7/31/99,
   and 4/30/99)                                                                        (411)        (411)
  Unrealized gain on securities, net of taxes                                        43,803       39,770
                                                                                -----------  -----------
    Total shareholders' equity                                                      175,355      166,903
                                                                                -----------  -----------
    Total liabilities and shareholders' equity                                     $256,100     $243,807
                                                                                -----------  -----------
                                                                                -----------  -----------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                  For the three months
                                                                                          ended
                                                                                  July 31,     July 31,
                                                                                   1999         1998
                                                                                -----------  -----------
Revenues:
  Investment periodicals and
   related publications                                                             $14,970      $15,597
  Investment management fees & svcs                                                   8,861        8,541
  Gain on disposal of operating facility                                                 --          518
                                                                                -----------  -----------
    Total revenues                                                                   23,831       24,656
                                                                                -----------  -----------
Expenses:
  Advertising and promotion                                                           3,540        3,531
  Salaries and employee benefits                                                      6,066        5,973
  Printing, paper and distribution                                                    1,746        1,871
  Office and administration                                                           2,187        2,246
                                                                                -----------  -----------
    Total expenses                                                                   13,539       13,621
                                                                                -----------  -----------

Income from operations                                                               10,292       11,035
Income from securities trans., net                                                    1,185          142
                                                                                -----------  -----------
Income before income taxes                                                           11,477       11,177
Provision for income taxes                                                            4,563        4,668
                                                                                -----------  -----------
    Net income                                                                       $6,914       $6,509
                                                                                -----------  -----------
                                                                                -----------  -----------
Earnings per share, basic & fully diluted                                             $0.69        $0.65
                                                                                -----------  -----------
                                                                                -----------  -----------







The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                For the three months
                                                                                       ended
                                                                                  July 31,   July 31,
                                                                                  1999        1998
                                                                               ----------  ----------
Cash flows from operating activities:
  Net income                                                                   $  6,914    $  6,509

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                     401         407
  (Gains)/losses on sales of trading securities and securities held for sale       (395)        295
  Unrealized (gains)/losses on trading securities                                   (43)        235
  Gain on sale of operating facility                                               --          (518)

Changes in assets and liabilities:
  Increase/(decrease) in unearned revenue                                        (1,872)        779
  Decrease in deferred charges                                                      (69)        (69)
  Increase/(decrease) in accounts payable and accrued expenses                      555      (1,412)
  (Decrease) in accrued salaries                                                   (780)       (780)
  Increase in accrued taxes payable                                               3,835       3,612
  (Increase)/decrease in prepaid expenses and other current assets                 (193)        231
  (Increase) in accounts receivable                                                (130)     (1,031)
  (Increase) in receivable from affiliates                                         (404)       (141)
                                                                               --------    --------
   Total adjustments                                                                905       1,608
                                                                               --------    --------
Net cash provided by operations                                                   7,819       8,117

Cash flows from investing activities:
  Purchases of long term securities                                              (2,172)     (1,295)
  Proceeds from sales of trading securities                                       6,283       2,461
  Purchases of trading securities                                                (6,264)     (1,945)
  Acquisitions of property, and equipment, net                                     (185)       (284)
  Proceeds from sale of operating facility                                         --           577
                                                                               --------    --------
Net cash (used in) investing activities                                          (2,338)       (486)

Cash flows from financing activities:
  Dividends paid                                                                 (2,495)     (2,495)
                                                                               --------    --------
Net cash (used in) financing activities                                          (2,495)     (2,495)
                                                                               --------    --------
Net increase in cash and cash equivalents                                         2,986       5,136
Cash and cash equivalents at beginning of period                                 41,826      29,937
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $ 44,812    $ 35,073
                                                                               ========    ========

The accompanying notes are an integral part of these financial statements

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1999
                      (in thousands, except share amounts)


                             Common stock

                                                                                                          Accumulated
                               Number                Additional                                               Other
                                 of                    paid-in    Treasury   Comprehensive    Retained    Comprehensive
                               shares       Amount     capital      Stock       income        earnings        income       Total
                            -----------  ----------- ----------- ----------- -------------   -----------  -------------  ----------
Balance at May 1, 1999        9,978,125     $1,000       $959       ($411)                     $125,585       $39,770     $166,903

Comprehensive income
Net income                                                                         $6,914         6,914                      6,914
Other comprehensive income,
 net of tax:
   Change in unrealized
     gains on securities                                                            4,033                       4,033        4,033
                                                                             -------------
Comprehensive income                                                              $10,947
                                                                             -------------
                                                                             -------------
Dividends declared                                                                               (2,495)                    (2,495)
                            -----------  ----------- ----------- -----------                 -----------  -------------  ----------
Balance at July 31, 1999      9,978,125     $1,000       $959       ($411)                     $130,004       $43,803     $175,355
                            -----------  ----------- ----------- -----------                 -----------  -------------  ----------
                            -----------  ----------- ----------- -----------                 -----------  -------------  ----------




The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1998
                      (in thousands, except share amounts)


                             Common stock

                                                                                                           Accumulated
                               Number                Additional                                               Other
                                 of                    paid-in    Treasury   Comprehensive    Retained    Comprehensive
                               shares       Amount     capital      Stock       income        earnings        income        Total
                            -----------  ----------- ----------- ----------- -------------   -----------  -------------  ----------
Balance at May 1, 1998        9,978,625       $1,000       $959       ($411)                    $108,392        $26,997  $136,937

Comprehensive income
 Net income                                                                         $6,509         6,509                    6,509
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                            (2,733)                      (2,733)   (2,733)
                                                                             -------------
Comprehensive income                                                                $3,776
                                                                             -------------
                                                                             -------------
Dividends declared                                                                                (2,495)                  (2,495)
                            -----------  ----------- ----------  -----------                 -----------  -------------  ----------
Balance at July 31, 1998      9,978,625       $1,000       $959       ($411)                    $112,406        $24,264  $138,218
                            -----------  ----------- ----------  -----------                 -----------  -------------  ----------
                            -----------  ----------- ----------  -----------                 -----------  -------------  ----------




The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES - NOTE 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated
July 15, 1999 for the fiscal year ended April 30, 1999. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 1999 and April 30, 1999, cash equivalents included $43,913,000 and $40,925,000, respectively, invested in the Value Line money market funds.

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

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $12,358,000 and $11,914,000 and a market value of $14,510,000 and $14,023,000 at
July 31, 1999 and April 30, 1999, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $109,579,000 and $107,406,000 and the market value was $176,968,000 and $168,591,000 at July 31, 1999 and April 30, 1999, respectively. At July 31, 1999, the increase in gross unrealized appreciation on these securities of $6,205,000, net of deferred taxes of $2,172,000, was included in shareholders' equity.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $1,187,000 and $922,000 during the three months ended July 31, 1999 and 1998, respectively.

DISCLOSURE OF CREDIT RISK OF FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK -
NOTE 4:

In the normal course of business, the Company enters into contractual committments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At July 31, 1999, the underlying notional value of such committments was $3,491,000. The average fair value of the committments during fiscal 2000 was $3,394,000. Risk arises from the potential inability of counterparts to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into exchange traded futures contracts.

No single customer accounted for a significant portion of the Company's sales nor accounts receivables in fiscal 2000 or fiscal 1999.

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME - NOTE 5:

Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At July 31, 1999 and 1998, the Company held long term securities classified as available-for-sale. The increase during the first three months of fiscal 1999 in gross unrealized gains on these securities and the related deferred taxes was $6,205,000 and $2,172,000, respectively. The decrease during the first quarter of fiscal 1998 in gross unrealized gains on these securities and the related deferred taxes was $4,204,000 and $1,471,000, respectively.

ESTIMATED FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS - NOTE 6:

Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

Derivative instruments held for trading purposes are reflected at fair value at July 31, 1999 and April 30, 1999. Net realized trading losses related to derivative financial instruments amounted to $69,000 at July 31, 1999. Income from securities transactions in the Statement of Income are reflected net of derivative trading activity.

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

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS - NOTE 8:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the three months ended July 31, 1999 and 1998 investment management fees and brokerage commission income, net of clearing fees, amounted to $7,975,000, and $7,089,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates were $2,727,000 and $2,487,000 at July 31, 1999 and April 30, 1999, respectively.

At July 31, 1999 and April 30, 1999, Receivable from affiliates included a receivable from the Parent of $166,000 and $26,000, respectively. For the three months ended July 31, 1999 the Company made federal income tax payments to the Parent amounting to $200,000.

BUSINESS SEGMENTS - NOTE 9:

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

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           Disclosure of Reportable Segment Profit and Segment Assets

                                                            July 31, 1999
                                       Publishing             Investment            Total
                                                              Management
                                                               Services
Revenues from external customers          $14,970                  $8,861            $23,831
Intersegment revenues                          16                      --                 16
Income from securities transactions            68                   1,117              1,185
Depreciation and amortization                 359                      12                371
Segment profit                              5,823                   4,499             10,322
Segment assets                             19,676                 235,036            254,712
Expenditures for
 segment assets                               185                      --                185


                                                            July 31, 1998
                                       Publishing             Investment            Total
                                                              Management
                                                               Services
Revenues from external customers          $15,597                  $8,541            $24,138
Gain on sale of operating facility            518                      --                518
Intersegment revenues                          19                      --                 19
Income from securities transactions            62                      80                142
Depreciation and amortization                 365                      13                378
Segment profit                              6,103                   4,961             11,064
Segment assets                             19,331                 187,756            207,087
Expenditures for
 segment assets                               282                       2                284

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                 Reconciliation of Reportable Segment Revenues,
                           Operating Profit and Assets

                                                      1999               1998
Revenues
Total revenues for reportable segments             $23,847            $24,675
Elimination of intersegment revenues                  ($16)              ($19)
                                                 -----------------------------
  Total consolidated revenues                      $23,831            $24,656
                                                 -----------------------------
                                                 -----------------------------

Segment profit
Total profit for reportable segments               $11,507            $11,206
Less: Depreciation related to corporate assets         (30)               (29)
                                                 -----------------------------
  Income before income taxes                       $11,477            $11,177
                                                 -----------------------------
                                                 -----------------------------

Assets
Total assets for reportable segments              $254,712           $207,087
Corporate assets                                     1,388              2,378
                                                 -----------------------------
  Consolidated total assets                       $256,100           $209,465
                                                 -----------------------------
                                                 -----------------------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) had liquid resources which are used in its business of $230,164,000 at July 31, 1999. In addition to $53,196,000 of working capital, the Company had long-term securities available for sale with a market value of $176,968,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $905,000 for fiscal the first quarter of fiscal 2000 was lower than fiscal 1998's cash flow of $1,608,000 primarily due to the higher volume of prepayments for subscriptions during the first quarter of fiscal 1999. Net cash outflows for investing activities during fiscal 2000 were $1,852,000 higher than fiscal 1999's outflows due primarily to the Company's decision during fiscal 2000 to invest additional cash in its short term trading portfolio to support its trading strategies. The receipt of $577,000 of proceeds during the three months ended July 31, 1998, from the sale of the Company's North Bergen, New Jersey vacant operating facility also contributed to the variance in cash flows from investing activities.

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

The third phase of the project, testing and further implementation based on test results, has also been completed. Due to the timely and successful initial assessment of the Company's year 2000 readiness, we are able to continue to enhance our current products, create new products and release updated versions of our electronic products while still maintaining our Y2K test environments throughout the year.

State of Readiness - Y2K
We are now well into the fourth phase of the project: Testing and Implementation. This phase involves testing each system, implementing changes to our product environment, and then re-testing each system. All mission critical systems are Y2K compliant. Though we cannot provide absolute assurances, we currently believe the Company has completed the tasks required to ensure Y2K compliance and we will be testing throughout the year. The Year 2000 project is currently on schedule.

Anticipated Costs - Y2K
The Company's fiscal year 1998 expenditures for the Y2K project were $251,000. The Company's fiscal year 1999 expenditures for the Y2K project were $732,000. The Company's fiscal year 2000 expenditures through July 31, 1999 for the Y2K project were $108,000. The projected budget for the remainder of fiscal year 2000 is $306,000. These expenditures include new software and hardware, allocation of staff time, temporary assistance for clerical tasks, legal counsel, testing tools and external, third-party monitoring of the Company's Y2K implementation plan.

Risks - Y2K
We cannot predict with certainty what will happen as the millennium approaches. We cannot be sure that we will find every problem in the Company's systems, that the vendors the Company relies upon will find every problem in their systems, or that the Securities Industry will not experience system failures that will negatively and materially impact Value Line. The Company will continue to work toward compliance and urge its vendors to do the same, but neither the Company, nor its vendors, can predict the future with certainty.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

Contingency Planning - Y2K
Value Line is in the process of finalizing contingency plans to account for the possible failure of every Mission Critical system. Whether this involves performing tasks manually, or locating alternative vendors for Mission Critical software and hardware systems, Value Line is committed to having viable contingency plans developed for every Mission Critical system. We continue to reassess and adjust our risk management process and contingency plans. We believe we have sufficient planning to properly communicate and coordinate any disruption that the turn of the century could cause to our production environment. We are carefully monitoring our third party vendors and have developed a plan to provide alternative suppliers for those vendors that will not be compliant with the year 2000. We will continue to monitor and evaluate all vendors' Y2K status beyond the year 2000.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2000.

RESULTS OF OPERATIONS:

Net income for the three months ended July 31, 1999 was $6,914,000 or $0.69 per share, compared to prior year net income of $6,509,000, or $0.65 per share, an increase of 6%. Revenues of $23,831,000 for the first quarter of fiscal 2000, the second highest during any first quarter period, were $825,000 or 3% below the prior year's revenues of $24,656,000. Operating income was $10,292,000 for the three months ended July 31, 1999 as compared to operating income of $11,035,000 for the same period of last fiscal year. Operating income is ranked the third highest during any first quarter period, surpassed by the last two consecutive record first quarter periods. Both revenues and operating income for last fiscal year includes a gain of $518,000 from the sale of the vacant, North Bergen New Jersey operating facility.

Subscription revenues of $14,970,000 were 4% below revenues from the prior fiscal year. The decrease in subscription revenues compared to the prior year is due primarily to a 4% net decrease in revenues from THE VALUE LINE INVESTMENT SURVEY and related products. The lower publication revenues is due largely to the recent decline in circulation to Company's print products that resulted from the reduced level of advertising that occurred while the Company was in the process of revising its advertising strategy. This decline in revenues from the print products was offset in part by the additional revenues from new products. Investment management fees and services revenues of $8,861,000 for the three months ended July 31, 1999, were 4%, above the prior year's revenues. The higher revenues from investment management fees and services, compared to the prior year, resulted primarily from a 5% increase in the year-over-year average net assets under management in the Company's mutual funds. Reduced revenues from individually managed asset accounts partially offset the increased revenues from the Company's mutual funds.

Operating expenses for the three months ended July 31, 1999, were $13,539,000, 1%, below last year's total expenses of $13,621,000. Total advertising and promotional expenses of $3,540,000 were approximately equal to the prior year's expenses. When compared to the prior year, savings from the planned reduction in advertising through July 31, 1999 were offset by the increase in expenses relating to a selling arrangement for two of the Company's equity mutual funds of which the Company is the adviser. Salaries and employee benefit expenses of $6,066,000 were 2% above expenses of $5,973,000 recorded in the prior fiscal year. Production and distribution costs of $1,746,000 were 7% below expenses of $1,871,000 for the three months ended July 31, 1998. The lower expenses resulted from a decrease in maintenance expenses related to the Company's web-site and a decline in paper, printing and distribution expenses that were directly related to lower production runs for print publications. Office and administration expenses of $2,187,000 were 3% below last year's expenses of $2,246,000. The decline in administrative expenses from last year's level was a result of reduced professional fees and lower telephone and insurance expenses. Additional costs included in fiscal year 2000 include expenses related to the amortization of capitalized employee salaries and fringe

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

benefits associated with the adoption, in the latter half of fiscal year 1999, of SOP 98-1 "Accounting for the Costs of Computer Software developed for Internal Use".

The Company's securities portfolios produced income of $1,185,000 for the three months ended July 31, 1999, an increase of 735% over last year's income of $142,000. This was due primarily to a strong rally in the equity market, primarily technology stocks during the Company's first fiscal quarter ended July 31, 1999.

                                VALUE LINE, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended July 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Value Line, Inc.
                                     (Registrant)

Date:  September 14, 1999      By:  /s/Jean Bernhard Buttner
                                    -------------------------
                                    Jean Bernhard Buttner
                                    Chairman & Chief Executive Officer

Date:  September 14, 1999      By:  /s/Stephen R. Anastasio
                                    -------------------------
                                    Stephen R. Anastasio
                                    Chief Accounting Officer