Form 10-Q
period 1999-10-31
VALUE LINE INC
filed 1999-12-15
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended OCTOBER 31, 1999                Commission file number 0-11306
                                                                         -------

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

                 Class                          Outstanding at October 31, 1999
                 -----                          -------------------------------
     Common stock, $.10 par value                      9,978,625 Shares
                                                       ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              Oct. 31,        April 30,
Assets                                                                          1999            1999
Current Assets:                                                             -------------  -------------
  Cash and cash equivalents (including short term
   investments of $37,231 and $41,250, respectively)                          $37,715            $41,826
  Trading securities                                                           16,242             14,023
  Accounts receivable, net of allowance for doubtful
   accounts of $284 and $295, respectively                                      1,985              1,846
  Receivable from affiliates                                                    3,147              2,587
  Prepaid expenses and other current assets                                     3,324              2,817
  Deferred income taxes                                                           418                418
                                                                            -------------  -------------
    Total current assets                                                       62,831             63,517

  Long term securities available for sale                                     184,419            168,591
  Property and equipment, net                                                  11,287             11,662
  Goodwill                                                                         36                 37
                                                                            -------------  -------------
    Total assets                                                             $258,573           $243,807
                                                                            -------------  -------------
                                                                            -------------  -------------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                                     $4,822             $5,842
  Accrued salaries                                                              1,273              1,765
  Dividends payable                                                             2,495              2,495
  Accrued taxes payable                                                           385                741
                                                                            -------------  -------------
    Total current liabilities                                                   8,975             10,843

  Unearned revenue                                                             37,611             43,100
  Deferred income taxes                                                        27,147             22,264
  Deferred charges                                                                558                697

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                             1,000              1,000
  Additional paid-in capital                                                      959                959
  Retained earnings                                                           133,895            125,585
  Treasury stock, at cost (21,375 shares on 10/31/99,
   and 4/30/99)                                                                  (411)              (411)
  Other comprehensive income                                                   48,839             39,770
                                                                            -------------  -------------
    Total shareholders' equity                                                184,282            166,903
                                                                            -------------  -------------
    Total liabilities and shareholders' equity                               $258,573           $243,807
                                                                            -------------  -------------
                                                                            -------------  -------------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         Three months ended            Six months ended
                                                              Oct. 31,                     Oct. 31,
                                                          1999       1998              1999       1998
                                                       ----------  ----------        ----------  --------
Revenues:
  Investment periodicals and
   related publications                                   $14,430    $15,483          $29,400     $31,080
  Investment management fees & svcs                         8,985      7,908           17,846      16,449
  Gain on sale of operating facility                          ---        ---              ---         518
                                                       ----------  ----------        ----------  --------
    Total revenues                                         23,415     23,391           47,246      48,047
                                                       ----------  ----------        ----------  --------
Expenses:
  Advertising and promotion                                 4,368      4,018            7,908       7,549
  Salaries and employee benefits                            5,729      5,753           11,795      11,726
  Production and distribution                               1,566      1,808            3,312       3,679
  Office and administration                                 1,927      2,274            4,114       4,520
                                                       ----------  ----------        ----------  --------
    Total expenses                                         13,590     13,853           27,129      27,474
                                                       ----------  ----------        ----------  --------

Income from operations                                      9,825      9,538           20,117      20,573
Income from securities transactions, net                    1,211        (31)           2,396         111
                                                       ----------  ----------        ----------  --------
Income before income taxes                                 11,036      9,507           22,513      20,684
Provision for income taxes                                  4,650      4,086            9,213       8,754
                                                       ----------  ----------        ----------  --------
    Net income                                             $6,386     $5,421          $13,300     $11,930
                                                       ----------  ----------        ----------  --------
                                                       ----------  ----------        ----------  --------
Earnings per share, basic & fully diluted                   $0.64      $0.55            $1.33       $1.20
                                                       ----------  ----------        ----------  --------
                                                       ----------  ----------        ----------  --------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         For the six months
                                                                                               ended
                                                                                     Oct. 31,        Oct. 31,
                                                                                       1999            1998
                                                                                    -----------      --------
Cash flows from operating activities:
  Net income                                                                           $13,300        $11,930

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            812            874
  (Gains)/losses on sales of trading securities and securities held for sale              (420)           670
  Unrealized (gains)/losses on trading securities                                         (495)           515
  Gain on sale of operating facility                                                       ---           (518)
  Writedown of equipment                                                                   ---             85

  Changes in assets and liabilities:
   Decrease in unearned revenue                                                         (5,489)        (2,639)
   Decrease in deferred charges                                                           (139)          (139)
   Increase/(decrease) in accounts payable and accrued expenses                         (1,020)            68
   Decrease in accrued salaries                                                           (492)          (553)
   Increase/(decrease) in accrued taxes payable                                           (356)         1,840
   (Increase)/decrease in prepaid expenses and other current assets                       (507)           124
   Decrease/(increase) in accounts receivable                                              154           (919)
   (Increase)/decrease in receivable from affiliates                                      (560)            35
                                                                                    -----------      --------
    Total adjustments                                                                   (8,512)          (557)
                                                                                    -----------      --------
Net cash provided by operations                                                          4,788         11,373

Cash flows from investing activities:
  Proceeds from sales of long term securities                                              500            ---
  Purchases of long term securities                                                     (2,374)        (1,586)
  Proceeds from sales of trading securities                                             11,857          3,870
  Purchases of trading securities                                                      (13,456)        (3,840)
  Acquisitions of property, and equipment, net                                            (436)          (602)
  Proceeds from sale of operating facility                                                 ---            582
                                                                                    -----------      --------
Net cash (used in) investing activities                                                 (3,909)        (1,576)

Cash flows from financing activities:
  Dividends paid                                                                        (4,990)        (4,990)
                                                                                    -----------      --------
Net cash (used in) financing activities                                                 (4,990)        (4,990)
                                                                                    -----------      --------
Net increase/(decrease) in cash and cash equivalents                                    (4,111)         4,807
Cash and cash equivalents at beginning of period                                        41,826         29,937
                                                                                    -----------      --------
Cash and cash equivalents at end of period                                             $37,715        $34,744
                                                                                    -----------      --------
                                                                                    -----------      --------

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1999
                      (in thousands, except share amounts)
                                   (UNAUDITED)

                                       Common stock

                                          Number                       Additional
                                            of                          paid-in        Treasury
                                          shares         Amount         capital         Stock
                                       -------------  -------------  -------------  -------------
Balance at May 1, 1999                    9,978,125         $1,000            $959         ($411)

Comprehensive income
 Net income
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities

Comprehensive income

Dividends declared
                                       -------------  -------------  -------------  -------------
Balance at October 31, 1999               9,978,125         $1,000            $959         ($411)
                                       -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------

                                                                       Accumulated
                                                                         Other
                                       Comprehensive    Retained      Comprehensive
                                          income        earnings         income         Total
                                       -------------  -------------  -------------  -------------
Balance at May 1, 1999                                    $125,585         $39,770       $166,903

Comprehensive income
 Net income                                 $13,300         13,300                         13,300
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                      9,069                          9,069          9,069
                                       -------------

Comprehensive income                        $22,369
                                       -------------
                                       -------------
Dividends declared                                          (4,990)                        (4,990)
                                                      -------------  -------------  -------------
Balance at October 31, 1999                               $133,895         $48,839       $184,282
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------

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

                                       Common stock

                                          Number                       Additional
                                            of                          paid-in        Treasury
                                          shares         Amount         capital         Stock
                                       -------------  -------------  -------------  -------------
Balance at May 1, 1998                     9,978,625         $1,000           $959          ($411)

Comprehensive income
 Net income
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities
Comprehensive income
Dividends declared
                                       -------------  -------------  -------------  -------------
Balance at October 31, 1998                9,978,625         $1,000           $959          ($411)
                                       -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------



                                                                       Accumulated
                                                                         Other
                                       Comprehensive    Retained      Comprehensive
                                          income        earnings         income         Total
                                       -------------  -------------  -------------  -------------
Balance at May 1, 1998                                     $108,392        $26,997       $136,937

Comprehensive income
 Net income                                  $11,930         11,930                        11,930
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                      (8,095)                       (8,095)        (8,095)
                                       -------------
Comprehensive income                          $3,835
Dividends declared                                           (4,990)                       (4,990)
                                                      -------------  -------------  -------------
Balance at October 31, 1998                                $115,332        $18,902       $135,782
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------


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

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 1999 and April 30, 1999, cash equivalents included $36,822,000 and $40,925,000, respectively, invested in the Value Line money market funds.

Valuation of Securities:

The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds, is valued at market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method.

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

                                VALUE LINE, INC.
                NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $13,639,000 and $11,914,000 and a market value of $16,242,000 and $14,023,000 at
October 31, 1999 and April 30, 1999, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $109,283,000 and $107,406,000 and the market value was $184,419,000 and $168,591,000 at October 31, 1999 and April 30, 1999, respectively. At October 31, 1999, the increase in gross unrealized appreciation on these securities of $13,951,000, net of deferred taxes of $4,882,000, was included in shareholders' equity.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $10,028,000 and $6,914,000 during the six months ended October 31, 1999 and 1998, respectively.

DISCLOSURE OF CREDIT RISK OF FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK
NOTE 4:

In the normal course of business, the Company enters into contractual committments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At October 31, 1999, the underlying notional value of such committments was $11,485,000. The average fair value of the committments during fiscal 2000 was $3,516,000. Risk arises from the potential inability of counterparts to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into exchange traded futures contracts.

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

At October 31, 1999 and 1998, the Company held long term securities classified as available-for-sale. The increase during the first six months of fiscal 2000 in gross unrealized gains on these securities and the related deferred taxes was $13,951,000 and $4,882,000, respectively. The decrease during the first six months of fiscal 1999 in gross unrealized gains on these securities and the related deferred taxes was $8,249,000 and $2,887,000, respectively.

ESTIMATED FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS - NOTE 6:

Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

Derivative instruments held for trading purposes are reflected at fair value at October 31, 1999 and April 30, 1999. Net realized trading losses related to derivative financial instruments amounted to $342,000 at October 31, 1999. Income from securities transactions in the Statement of Income are reflected net of derivative trading activity.

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

                                VALUE LINE, INC.
                NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


RELATED PARTY TRANSACTIONS - NOTE 8:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the six months ended October 31, 1999 and 1998 investment management fees and brokerage commission income, net of clearing fees, amounted to $15,952,000, and $13,794,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates were $2,868,000 and $2,487,000 at October 31, 1999 and April 30, 1999, respectively.

For the six months ended October 31, 1999 and October 31, 1998, the Company was reimbursed $134,000 and $224,000, respectively, for payments it made on behalf of and services it provided to the Parent. At October 31, 1999 and April 30, 1999, Receivable from affiliates included a receivable from the Parent of $230,000 and $26,000, respectively. For the six months ended October 31, 1999 the Company made federal income tax payments to the Parent amounting to $7,900,000.

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

            Disclosure of Reportable Segment Profit and Segment Assets

                                                                            October 31, 1999
                                                   Publishing                Investment        Total
                                                                             Management
                                                                              Services

Revenues from external customers                         $29,400                $17,846         $47,246
Intersegment revenues                                         23                     --              23
Income from securities transactions                          125                  2,271           2,396
Depreciation and amortization                                766                     15             781
Segment profit                                            10,534                  9,614          20,148
Segment assets                                            20,064                237,345         257,409
Expenditures for
 segment assets                                              434                      2             436


                                                                            October 31, 1998
                                                   Publishing                Investment         Total
                                                                             Management
                                                                              Services

Revenues from external customers                         $31,080                $16,449         $47,529
Gain on sale of operating facility                           518                     --             518
Intersegment revenues                                         19                     --              19
Income from securities transactions                          125                    (14)            111
Depreciation and amortization                                821                     16             837
Segment profit                                            11,091                  9,519          20,610
Segment assets                                            19,508                178,830         198,338
Expenditures for
 segment assets                                              600                      2             602

                                           VALUE LINE, INC.
                        NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                              Reconciliation of Reportable Segment Revenues,
                                      Operating Profit and Assets

                                                                        October 31,
                                                                       1999               1998

Revenues
Total revenues for reportable segments                               $47,269            $48,066
Elimination of intersegment revenues                                    ($23)              ($19)
                                                                --------------------------------
  Total consolidated revenues                                        $47,246            $48,047
                                                                --------------------------------
                                                                --------------------------------

Segment profit
Total profit for reportable segments                                 $22,544            $20,721
Less: Depreciation related to corporate assets                           (31)               (37)
                                                                --------------------------------
  Income before income taxes                                         $22,513            $20,684
                                                                --------------------------------
                                                                --------------------------------

Assets
Total assets for reportable segments                                $257,409           $198,338
Corporate assets                                                       1,164              2,251
                                                                --------------------------------
  Consolidated total assets                                         $258,573           $200,589
                                                                --------------------------------
                                                                --------------------------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the Company) had liquid resources, which are used in its business, of $238,275,000 at October 31, 1999. In addition to $53,856,000 of working capital, the Company had long-term securities available for sale with a market value of $184,419,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $4,788,000 for the second quarter of fiscal 2000 was lower than fiscal 1999's cash flow of $11,373,000 primarily due to the higher volume of prepayments for subscriptions during the second quarter of fiscal 1999. Net cash outflows for investing activities during fiscal 2000 were $2,333,000 higher than fiscal 1999's outflows due primarily to the Company's decision during fiscal 2000 to invest additional cash in its short term trading portfolio to support its trading strategies. The receipt of $577,000 of proceeds during the six ended October 31, 1998, from the sale of the Company's North Bergen, New Jersey vacant operating facility also contributed to the variance in cash flows from investing activities.

Year 2000 (Y2K):
Our Year 2000 planning was launched in 1997 with an initial assessment of the Company's systems, its risk of exposure, the steps necessary to achieve Y2K compliance, and the resources necessary to implement those steps.

The first phase of the plan involved a complete assessment of the Company's systems and a survey of vendors. Systems were categorized into three groups Mission Critical, Critical, and Non-Critical. Mission Critical systems are systems that would result in a disruption of service or services. Critical systems are defined as those that could cause minor disruption of services. Non-Critical systems are defined as those that would have no significant impact on operations or services.

The second phase of the project was the actual replacement and/or modification of systems and applications. This phase also included the implementation of the modified applications back into the production environment. The second phase has been completed since January 1999.

The third and fourth phases of the project, testing and further implementation based on test results, has also been completed. Due to the timely and successful initial assessment of the Company's year 2000 readiness, we are able to continue to enhance our current products, create new products and release updated versions of our electronic products while still maintaining our Y2K test environments throughout the year.

State of Readiness - Y2K
We are in the fifth phase of the test schedule: Testing and Implementation. This phase involves testing each system, implementing changes to our production environment, and then re-testing each system. All mission critical systems are Y2K compliant. Though we cannot provide absolute assurances, we currently believe the Company has completed the tasks required to ensure Y2K compliance and we will be testing throughout the year. The Year 2000 project is currently on schedule.

Anticipated Costs - Y2K
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS:

The Company's fiscal year 1998 expenditures for the Y2K project were $251,000. The Company's fiscal year 1999 expenditures for the Y2K project were $732,000. The Company's fiscal year 2000 expenditures through October 31, 1999 for the Y2K project were $348,000. The projected budget for the remainder of fiscal year 2000 is $266,000. These expenditures include new software and hardware, allocation of staff time, temporary assistance for clerical tasks, legal counsel, testing tools and external, third-party monitoring of the Company's Y2K implementation plan.

Risks - Y2K
We cannot predict with certainty what will happen as the millennium approaches. We cannot be sure that we will find every problem in the Company's systems, that the vendors the Company relies upon will find every problem in their systems, or that the Securities Industry will not experience system failures that will negatively and materially impact Value Line. The Company will continue to work toward compliance and urge its vendors to do the same, but because neither the Company, nor its vendors, can predict the future with certainty, Value Line will keep its contingency plan updated and modify the plan as required.

Contingency Planning - Y2K
Value Line is continuously monitoring contingency plans to account for the possible failure of every Mission Critical system. Whether this involves performing tasks manually, or locating alternative vendors for Mission Critical software and hardware systems, Value Line has contingency plans in place. We are continuously monitoring and updating the plan as required. We have made detailed plans for the week prior to and post January 1, 2000 to double check all systems and applications to be sure we are ready to conduct "business as usual" on Monday, January 3, 2000. Also, we have established an emergency command center that includes key personnel to assist with the millennium rollover.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2000.

RESULTS OF OPERATIONS:

Net income for the six months ended October 31, 1999 was $13,300,000, or $1.33 per share, compared to prior year net income of $11,930,000, or $1.20 per share, an increase of 11%. Revenues of $47,246,000 for the six months ended October 31, 1999 were $801,000, or 2%, below the prior year's revenues of $48,047,000. Operating income was $20,117,000 for the six months ended October 31, 1999 as compared to operating income of $20,573,000 for the same period of last fiscal year. Operating income is ranked the third highest during any second quarter period, surpassed by the second quarters of 1998 and 1996. Both revenues and operating income for last fiscal year include a gain of $518,000 from the sale of the vacant North Bergen, New Jersey operating facility.

Subscription revenues of $29,400,000 for the six months ended October 31, 1999 were 6% below revenues from the prior fiscal year. The decrease in subscription revenues compared to the prior year was primarily due to a 5% net decrease in revenues from THE VALUE LINE INVESTMENT SURVEY and related products. The lower publication revenues are largely due to the recent decline in circulation of the Company's print products. This decline is the result of the reduced level of advertising while the Company has been in the process of revising its advertising strategy. The lower revenues from the print products was partially offset by additional revenues from new products. Investment management fees and services revenues of $17,846,000 for the six months ended October 31, 1999 were 8% above the prior year's revenues. The higher revenues from investment management fees and services, compared to the prior year, resulted primarily from a 5% increase in the year-over-year average net assets under management in the Company's mutual funds. Reduced revenues from individually managed asset accounts, the majority of which switched to index funds, partially offset the increased revenues from the Company's mutual funds.

Operating expenses for the six months ended October 31, 1999 were $27,129,000, 1% below last year's total expenses of $27,474,000. Total advertising and promotional expenses of $7,908,000 were 5% above prior year's expenses. When compared to the prior year, savings from the planned reduction in advertising through October 31, 1999 were offset by the increase in expenses relating to a selling arrangement for two of the Company's equity mutual funds of which the Company is the adviser. Salaries and employee benefit expenses of $11,795,000 were 1% above expenses of $11,726,000 recorded in the prior fiscal year. Production and distribution costs of $3,312,000 were 10% below expenses of $3,679,000 for the six months ended October 31, 1998. The lower expenses resulted from a decrease in maintenance expenses related to the Company's web-site and a decline in paper, printing and distribution expenses that were directly related to lower production runs for print publications. Office and administration expenses of $4,114,000 were 9% below last year's expenses of $4,520,000. The decline in administrative expenses from last year's level was a result of reduced professional fees and lower telephone and insurance expenses. Additional costs included in fiscal year 2000 include expenses related to the amortization of capitalized employee salaries and fringe benefits associated with the adoption, in the latter half of fiscal year 1999, of SOP 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use".


The Company's securities portfolios produced income of $2,396,000 for the six months ended October 31, 1999, an increase of 2,059% over last year's income of $111,000. The increase was due largely to a strong rally in the equity market. Technology stocks performed particularly well during the Company's second fiscal quarter ended October 31, 1999.

                              VALUE LINE, INC.

                                 Signatures



Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Value Line, Inc.
                                    (Registrant)


Date: December 15, 1999        By: s/Jean Bernhard Buttner
                                   -----------------------
                                   Jean Bernhard Buttner
                                   Chairman & Chief Executive Officer


Date: December 15, 1999        By: s/Stephen R. Anastasio
                                   ----------------------
                                   Stephen R. Anastasio
                                   Chief Accounting Officer