Form 10-Q
period 2000-01-31
VALUE LINE INC
filed 2000-03-15
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JANUARY 31, 2000             Commission file number 0-11306
                                                                      -------

                                VALUE LINE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

              New York                                      13-3139843
   -------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      220 East 42nd Street, New York, New York         10017-5891
   -------------------------------------------------------------------------
      (address of principal executive offices)          (zip code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lasted practicable date.

          Class                         Outstanding at January 31, 2000
          -----                         -------------------------------

     Common stock, $.10 par value            9,978,625 Shares
                                             ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Jan. 31,      April 30,
                                                                      2000            1999
                                                                 ------------  ---------------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $42,960 and $41,250, respectively)                 $43,667         $41,826
  Trading securities                                                  18,587          14,023
  Accounts receivable, net of allowance for doubtful
   accounts of $286 and $295, respectively                             1,849           1,846
  Receivable from affiliates                                           3,144           2,587
  Prepaid expenses and other current assets                            4,204           2,817
  Deferred income taxes                                                  418             418
                                                                 ------------  ---------------
    Total current assets                                              71,869          63,517

  Long term securities available for sale                            204,079         168,591
  Property and equipment, net                                         10,982          11,662
  Goodwill                                                                35              37
                                                                 ------------  ---------------
    Total assets                                                    $286,965        $243,807
                                                                 ============  ===============
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                            $8,712          $5,842
  Accrued salaries                                                     1,448           1,765
  Dividends payable                                                    2,494           2,495
  Accrued taxes payable                                                4,554             741
                                                                 ------------  ---------------
    Total current liabilities                                         17,208          10,843

  Unearned revenue                                                    38,622          43,100
  Deferred income taxes                                               29,814          22,264
  Deferred charges                                                       489             697

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                    1,000           1,000
  Additional paid-in capital                                             959             959
  Retained earnings                                                  145,494         125,585
  Treasury stock, at cost (21,375 shares on 1/31/00,
   and 4/30/99)                                                         (411)           (411)
  Other comprehensive income                                          53,790          39,770
                                                                 ------------  ---------------
    Total shareholders' equity                                       200,832         166,903
                                                                 ------------  ---------------
    Total liabilities and shareholders' equity                      $286,965        $243,807
                                                                 ============  ===============

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          Three months ended        Nine months ended
                                                               Jan. 31,                 Jan. 31,
                                                        2000          1999           2000         1999
                                                     -----------  -----------     ----------  -----------
Revenues:
  Investment periodicals and
   related publications                                  $14,421      $15,508        $43,821      $46,588
  Investment management fees & svcs                        9,644        8,030         27,490       24,479
  Gain on sale of operating facility                         ---          ---            ---          518
                                                     -----------  -----------     ----------  -----------
    Total revenues                                        24,065       23,538         71,311       71,585
                                                     -----------  -----------     ----------  -----------
Expenses:
  Advertising and promotion                                6,760        5,769         14,668       13,318
  Salaries and employee benefits                           6,161        6,022         17,956       17,748
  Production and distribution                              1,661        1,739          4,973        5,418
  Office and administration                                2,397        2,203          6,511        6,723
                                                     -----------  -----------     ----------  -----------
    Total expenses                                        16,979       15,733         44,108       43,207
                                                     -----------  -----------     ----------  -----------

Income from operations                                     7,086        7,805         27,203       28,378
Income from securities transactions, net                  14,976        5,281         17,372        5,392
                                                     -----------  -----------     ----------  -----------
Income before income taxes                                22,062       13,086         44,575       33,770
Provision for income taxes                                 7,969        4,892         17,182       13,646
                                                     -----------  -----------     ----------  -----------
    Net income                                           $14,093       $8,194        $27,393      $20,124
                                                     ===========  ===========     ==========  ===========

Earnings per share, basic & fully diluted                  $1.41        $0.82          $2.75        $2.02
                                                     ===========  ===========     ==========  ===========


The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 For the nine months
                                                                                        ended
                                                                                Jan. 31,       Jan. 31,
                                                                                 2000          1999
                                                                                --------      --------
Cash flows from operating activities:
  Net income                                                                     $27,393       $20,124

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                    1,232         1,339
  (Gains) on sales of trading securities and securities held for sale            (12,964)       (2,347)
  Unrealized (gains) on trading securities                                        (1,327)         (978)
  (Gains)/losses on sale of equipment and operating facility                           3          (518)
  Writedown of equipment                                                             ---            84

  Changes in assets and liabilities:
   Decrease in unearned revenue                                                   (4,478)       (2,289)
   Decrease in deferred charges                                                     (208)         (208)
   Increase in accounts payable and accrued expenses                               2,869         1,291
   Decrease in accrued salaries                                                     (317)         (402)
   Increase in accrued taxes payable                                               3,813         1,741
   (Increase)/decrease in prepaid expenses and other current assets               (1,387)          335
   (Increase) in accounts receivable                                                (157)         (526)
   (Increase) in receivable from affiliates                                         (557)         (379)
                                                                                ---------     --------
    Total adjustments                                                            (13,478)       (2,857)
                                                                                ---------     --------
Net cash provided by operations                                                   13,915        17,267

Cash flows from investing activities:
  Proceeds from sales of long term securities                                     11,528         2,922
  Purchases of long term securities                                              (14,416)       (6,392)
  Proceeds from sales of trading securities                                       20,870         8,218
  Purchases of trading securities                                                (22,019)      (13,294)
  Acquisitions of property, and equipment, net                                      (556)         (686)
  Proceeds from sale of operating facility                                             3           583
                                                                                --------      --------
Net cash (used in) investing activities                                           (4,590)       (8,649)

Cash flows from financing activities:
  Dividends paid                                                                  (7,484)       (7,484)
                                                                                --------      --------
Net cash (used in) financing activities                                           (7,484)       (7,484)
                                                                                --------      --------
Net increase in cash and cash equivalents                                          1,841         1,134
Cash and cash equivalents at beginning of period                                  41,826        29,937
                                                                                --------      --------
Cash and cash equivalents at end of period                                       $43,667       $31,071
                                                                                ========      ========


The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2000
                      (in thousands, except share amounts)
                                   (UNAUDITED)

                                  Common stock
                                                                                                           Accumulated
                                  Number               Additional                                            Other
                                   of                    paid-in   Treasury   Comprehensive    Retained   Comprehensive
                                  shares      Amount     capital    Stock         income       earnings      income         Total
                                -----------  ------- ------------  ---------  --------------  ----------  -------------  -----------
Balance at May 1, 1999           9,978,125   $1,000         $959    ($411)                    $125,585        $39,770    $166,903

Comprehensive income
 Net income                                                                         $27,393     27,393                     27,393
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                             14,020                    14,020      14,020
                                                                              --------------
Comprehensive income                                                                $41,413
                                                                              ==============
Dividends declared                                                                              (7,484)                    (7,484)
                                -----------  ------- ------------  ---------                  ----------  -------------  -----------
Balance at January 31, 2000      9,978,125   $1,000         $959    ($411)                    $145,494        $53,790    $200,832
                                ===========  ======= ============  =========                  ==========  =============  ===========


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

                                 Common stock
                                                                                                             Accumulated
                                  Number              Additional                                                Other
                                   of                  paid-in    Treasury     Comprehensive     Retained   Comprehensive
                                  shares     Amount    capital     Stock           income        earnings      income      Total
                                -----------  ------  -----------  ---------    -------------    ---------   ------------- --------
Balance at May 1, 1998           9,978,625   $1,000    $959         ($411)                      $108,392      $26,997      136,937

Comprehensive income
 Net income                                                                       $20,124         20,124                    20,124
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           11,829                      11,829      11,829
                                                                             ---------------
Comprehensive income                                                              $31,953
                                                                             ===============
Dividends declared                                                                                (7,484)                   (7,484)
                                -----------  ------  -----------  ---------                   -----------   ------------- --------
Balance at January 31, 1999      9,978,625   $1,000     $959         ($411)                     $121,032      $38,826     $161,406
                                ===========  ======  ===========  =========                   ===========   ============= ========


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

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2000 and April 30, 1999, cash equivalents included $42,410,000 and $40,925,000, respectively, invested in the Value Line money market funds.

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

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


MARKETABLE SECURITIES - NOTE 2:


Trading Securities:

Securities held by Value Line Securities, Inc. had an aggregate cost of $15,151,000 and $11,914,000 and a market value of $18,587,000 and $14,023,000 at
January 31, 2000 and April 30, 1999, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $121,323,000 and $107,406,000 and the market value was $204,079,000 and $168,591,000 at January 31, 2000 and April 30, 1999, respectively. At January 31, 2000, the increase in gross unrealized appreciation on these securities of $21,570,000, net of deferred taxes of $7,550,000, was included in shareholders' equity. The Company received gross proceeds of $11,528,000 and $2,922,000 from sales of long term securities during fiscal 2000 and fiscal 1999.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:


Cash payments for income taxes were $13,827,000 and $11,995,000 during the nine months ended January 31, 2000 and 1999, respectively.

DISCLOSURE OF CREDIT RISK OF FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK -
NOTE 4:


In the normal course of business, the Company enters into contractual committments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At January 31, 2000, the Company did not have an investment in financial futures contracts. The average fair value of committments during fiscal 2000 was $1,832,000. Risk arises from the potential inability of counterparts to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into exchange traded futures contracts.

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

At January 31, 2000 and 1999, the Company held long term securities classified as available-for-sale. The increase during the first nine months of fiscal 2000 in gross unrealized gains on these securities and the related deferred taxes was $21,570,000 and $7,550,000, respectively. The increase during the first nine months of fiscal 1999 in gross unrealized gains on these securities and the related deferred taxes was $18,198,000 and $6,369,000, respectively.

ESTIMATED FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS - NOTE 6:


Statement of Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

Derivative instruments held for trading purposes are reflected at fair value at January 31, 2000 and April 30, 1999. Net realized trading losses related to derivative financial instruments amounted to $439,000 at January 31, 2000. Income from securities transactions in the Statement of Income are reflected net of derivative trading activity.

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

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


RELATED PARTY TRANSACTIONS - NOTE 8:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the nine months ended January 31, 2000 and 1999 investment management fees and brokerage commission income, net of clearing fees, amounted to $24,656,000, and $20,915,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates were $3,025,000 and $2,487,000 at January 31, 2000 and April 30, 1999, respectively.

For the nine months ended January 31, 2000 and January 31, 1999, the Company was reimbursed $387,000 and $381,000, respectively, for payments it made on behalf of and services it provided to the Parent. At January 31, 2000 and April 30, 1999, Receivable from affiliates included a receivable from the Parent of $51,000 and $26,000, respectively. For the nine months ended January 31, 2000 the Company made federal income tax payments to the Parent amounting to $10,900,000.

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

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


           Disclosure of Reportable Segment Profit and Segment Assets
                                 (in thousands)

                                                                             January 31, 2000
                                                                Publishing       Investment         Total
                                                                                 Management
                                                                                  Services
Revenues from external customers                                    $43,821         $27,490       $71,311
Intersegment revenues                                                    35              --            35
Income from securities transactions                                     188          17,184        17,372
Depreciation and amortization                                         1,164              15         1,179
Segment profit                                                       14,468          12,788        27,256
Segment assets                                                       20,940         264,952       285,892
Expenditures for
 segment assets                                                         554               2           556

                                                                             January 31, 1999
                                                                Publishing       Investment         Total
                                                                                 Management
                                                                                  Services
Revenues from external customers                                    $46,588         $24,479       $71,067
Gain on sale of operating facility                                      518              --           518
Intersegment revenues                                                    29              --            29
Income from securities transactions                                     187           5,205         5,392
Depreciation and amortization                                         1,259              17         1,276
Segment profit                                                       16,000          12,441        28,441
Segment assets                                                       18,947         217,297       236,244
Expenditures for
 segment assets                                                         684               2           686

                                VALUE LINE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                 Reconciliation of Reportable Segment Revenues,
                           Operating Profit and Assets
                                 (in thousands)

                                                                                  January 31,
                                                                               2000          1999
Revenues
Total revenues for reportable segments                                        $71,346       $71,614
Elimination of intersegment revenues                                             ($35)         ($29)
                                                                           -------------------------
  Total consolidated revenues                                                 $71,311       $71,585
                                                                           =========================

Segment profit
Total profit for reportable segments                                          $44,628       $33,833
Less: Depreciation related to corporate assets                                    (53)          (63)
                                                                           -------------------------
  Income before income taxes                                                  $44,575       $33,770
                                                                           =========================

Assets
Total assets for reportable segments                                         $285,892      $236,244
Corporate assets                                                                1,073         2,253
                                                                           -------------------------
  Consolidated total assets                                                  $286,965      $238,497
                                                                           =========================

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:


LIQUIDITY AND CAPITAL RESOURCES:


Value Line, Inc. (the Company) had liquid resources, which are used in its business, of $258,740,000 at January 31, 2000. In addition to $54,661,000 of working capital, the Company had long-term securities available for sale with a market value of $204,079,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $13,915,000 for the third quarter ended fiscal 2000 was lower than fiscal 1999 cash flow of $17,267,000. This was primarily due to the higher volume of prepayments for subscriptions during fiscal 1999, and the prepayment during fiscal 2000 of certain future promotional costs. Net cash outflows for investing activities during fiscal 2000 were $4,059,000 lower than fiscal 1999 outflows primarily due to a substantial increase in proceeds from sales of trading and long-term securities.

Year 2000 (Y2K):
During the Y2K rollover, the Company's systems and those of its third party critical vendors performed without any problems. Value Line continues all operations without any Y-2K related issues, both internally and externally including the use of the Company's products by our clients. The effective transition was the result of Value Line's extensive year 2000 planning.

The Company's fiscal year 1998 expenditures for the Y2K project were $251,000. The Company's fiscal year 1999 expenditures for the Y2K project were $732,000. The Company's fiscal year 2000 expenditures through January 31, 2000 for the Y2K project were $486,000. These expenditures include new software and hardware, allocation of staff time, temporary assistance for clerical tasks, legal counsel, testing tools and external, third-party monitoring of the Company's Y2K implementation plan.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2000.

RESULTS OF OPERATIONS:


Revenues of $24,065,000 for the three months ended January 31, 2000 were the highest of any third quarter period in the Company's history. Revenues of $71,311,000 for the first nine months of fiscal year 2000, the second highest in Value Line's history were 1%, below the prior year's revenues of $71,585,000. Net income for the nine months ended January 31, 2000 was $27,393,000, or $2.75 per share, an increase of 72% when compared to the prior year's net income of $20,124,000, or $2.02 per share. Operating income of $27,203,000 for the nine months ended January 31, 2000, ranked the third highest in the history of the Company, surpassed only by the operating income for the nine months of the last two fiscal years. Both revenues and operating income for last fiscal year include a gain of $518,000 from the sale of the vacant North Bergen, New Jersey operating facility.

The Company's securities portfolios produced income of $17,372,000 for the nine months ended January 31, 2000, an increase of $11,980,000 over last year's income of $5,392,000. This was primarily due to an increase of $8,100,000 in capital gain distributions from the Value Line mutual funds, an additional $2,860,000 in capital gains from the Company's trading portfolio and an increase of $801,000 in dividend income. The strong rally in the Value Line equity mutual funds and trading portfolios during the first nine months of fiscal 2000 was mainly responsible for the increase in income from securities

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS:


transactions. Each of the Value Line equity mutual funds outperformed their respective benchmark equity indexes by a considerable margin for the twelve months ended December 31, 1999.

Subscription revenues of $43,821,000 were 6% below revenues from the prior fiscal year. The decrease in subscription revenues compared to the prior year is due primarily to an 8% net decrease in revenues from THE VALUE LINE INVESTMENT SURVEY print edition and related products. The decrease in publication revenues is largely a result of the reduced level of advertising that occurred while the Company has been in the process of revising its advertising strategy. This decline in revenues from THE VALUE LINE INVESTMENT SURVEY was offset in part by increased revenues from THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE INVESTMENT SURVEY - CONDENSED EDITION and VALUE LINE SELECT products. Investment management fees and services revenues of $27,490,000 for the nine months ended January 31, 2000, were $3,011,000, or 12%, above the prior year's revenues. The higher revenues from investment management fees and services, compared to the prior year, resulted primarily from the increase in the year-over-year average net assets under management in the Company's mutual funds. Reduced revenues from individually managed asset accounts partially offset the increased revenues from the Company's mutual funds. Assets under management in the Company's mutual funds at January 31, 2000 increased 12% from the level at January 31, 1999.

Operating expenses for the nine months ended January 31, 2000 of $44,108,000 were 2% above last year's expenses of $43,207,000. Total company-wide advertising and promotional expenses of $14,668,000 were 10% above the prior year's expenses. When compared to the prior year, savings from the planned reduction of television advertising through January 31, 2000 were offset by the increase in expenses relating to a selling arrangement for two of the Company's equity mutual funds of which the Company is the adviser. Additionally, the increase in promotion fees to discount brokers based on invested assets in the Value Line mutual funds also contributed to the higher advertising expenses. Salaries and employee benefit expenses of $17,956,000 were 1% above expenses of $17,748,000 recorded in the prior fiscal year. Production and distribution costs of $4,973,000 were 8% below expenses of $5,418,000 for the nine months ended January 31, 1999. The lower expenses resulted from a decrease in maintenance expenses related to the Company's web-site and a decline in paper, printing and distribution expenses that were directly related to lower production runs for print publications. Office and administration expenses of $6,511,000 were 3% below last year's expenses of $6,723,000. The decline in administrative expenses from last year is the result of reduced professional fees and lower telecommunication and depreciation expenses. Additional costs included in fiscal year 2000 include expenses related to the amortization of capitalized employee salaries and fringe benefits associated with the adoption in the latter half of fiscal year 1999 of SOP 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use".

                                VALUE LINE, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Value Line, Inc.
                                        (Registrant)

Date:  March 15, 2000                 By:  /s/ Jean Bernhard Buttner
                                         -----------------------------------
                                         Jean Bernhard Buttner
                                         Chairman & Chief Executive Officer



Date:  March 15, 2000                 By:  /s/ Stephen R. Anastasio
                                         -----------------------------------
                                         Stephen R. Anastasio
                                         Chief Accounting Officer