Form 10-K
period 2000-04-30
VALUE LINE INC
filed 2000-07-28
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended April 30, 2000          Commission File Number 0-11306

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

                                                                  Yes |X| No |_|

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

       The aggregate market value of the registrant's voting stock held by non-affiliates on July 6, 2000 was $58,304,528.

       There were 9,978,625 shares of the Company's Common Stock outstanding at July 6, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

       None

                                     Part I

Item 1. BUSINESS.

       Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). As of July 6, 2000, AB & Co. owns approximately 85% of the Company's issued and outstanding common stock.

       The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing investment advisory services to mutual funds, institutions and individual clients. VLP publishes The Value Line Investment Survey, one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Expanded Edition, The Value Line Investment Survey - Condensed Edition, Value Line Select, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line Special Situations Service, The Value Line Options Survey and The Value Line Convertibles Survey. The Company's periodical publications are marketed through media and direct mail to retail and institutional investors. The Company is investment adviser for the Value Line Family of Mutual Funds, which on April 30, 2000, included 15 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients and, through VLP, provides historical financial databases in standard computer formats (DataFile, Estimates & Projections, Convertibles, Mutual Funds and other services). VLP also markets investment analysis software, The Value Line Investment Survey for Windows(R), The Mutual Fund Survey for Windows(R), Value Line Daily Options, Electronic Convertibles, Value Line Small Cap Plus and other electronic products. Value Line also offers products directly on its internet site, valueline.com. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

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

A. Investment Information and Publications.

       VLP publishes investment related publications and produces electronic products described below:

       l. Publications:

       The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. Two of the more important evaluations for each stock covered are "Timeliness(TM)" and "Safety (TM)." "Timeliness(TM)" relates to the probable relative price performance of a stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" rankings are a measure of risk and are based primarily on the issuer's relative financial strength and the stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 110 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with weekly updates when relevant. The annual subscription price of The Value Line Investment Survey is $570.

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

       The Expanded Edition includes a number of unique as well as standard features:

o The Performance Ranking System incorporates many of the elements of the Value Line Timeliness(TM) Ranking System, modified to accommodate the 1,800 stocks in the Expanded Edition. The Performance(TM) Rank is based on earnings growth and price momentum and is designed to predict relative price performance over the next six to 12 months.

o An expanded Business Section provides detail about companies, focusing on business lines and strategies.

o An enlarged Assets and Liabilities Section provides long-term statistics and a more complete balance sheet on each company.

o Total-Return Statistics provide an "at a glance" look at a particular stock's performance --appreciation plus dividends--over the past three months, six months, and one, three and five years.

       The principal difference between the Expanded Edition and The Value Line Investment Survey's Standard Edition is that the Expanded Edition does not include Value Line's financial forecasts or analysts' comments. This modification has allowed VLP to offer this service at a relatively low price.

       The annual cost of the Expanded Edition to current subscribers of The Value Line Investment Survey is $125 for the first year, $175 for second year renewals and $225 for subsequent renewals and $695 for new subscribers combining both Editions. Stand-alone subscriptions are offered at $249.

       The Value Line Mutual Fund Survey, introduced in 1993, provides full-page profiles of 1,500 mutual funds and condensed coverage of an additional 500 funds. Every two weeks subscribers receive an updated issue, containing about 150 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of more than 2,000 funds, as well as articles on investment trends and issues concerning mutual fund investors. The Value Line Mutual Fund Survey also includes semi-annual profiles and analyses on 100 of the nation's major fund families. Funds are ranked for both risk and overall risk-adjusted performance using strictly quantitative means. A large binder is provided to house the fund reports. The annual subscription price of The Value Line Mutual Fund Survey is $345.

       The Value Line No-Load Fund Advisor is a periodical monthly newsletter for investors who wish to manage their own portfolios of no- and low-load, open-end mutual funds. Each issue features strategies for maximizing total return, with special attention given to tax considerations. Also featured are in-depth interviews with noted portfolio managers, model portfolios for a range of investor profiles, and information about retirement planning, industry news, and listings (with descriptions) of new funds worthy of further consideration. A full statistical review, including latest performance, rankings and sector weightings, is updated each month on 600 leading no-load and low-load funds. The annual subscription price of The Value Line No-Load Fund Advisor is $85.

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

       2. Electronic Products:

       Value Line Investment Survey for Windows(R) is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities on over 6,200 stocks, including the 1,700 stocks covered in VLP's benchmark publication, The Value Line Investment Survey. The product was introduced to the market during June 1996. Version 3.0 of the product was released in December of 1997 with major enhancements to the user interface and the ability for users to update their data from our internet site (www.valueline.com). New features are added continuously. Since the latter part of 1998, customers can view and print the proprietary page format directly through the Web site.

       Value Line Investment Survey for Windows(R) provides over 200 search fields on each stock, more than 50 charting and graphing variables for comparative research, and 10 years of historical financial data for scrutinizing performance, risk and yield. The software includes a portfolio module that lets users create and track their own stock portfolios. In addition to containing digital replicas of the entire Value Line Investment Survey, the program includes up-to the-minute data updates through its seemless integration with the Value Line web site (www.valueline.com).To access the 1,700 stocks covered exclusively in The Value Line Investment Survey publication, subscribers are offered a two-month trial subscription with monthly CD-ROM updates and weekly internet updates for $55, a full-year subscription for $570($195 for subscribers to The Value Line Investment Survey print edition.) This product is available on CD-ROM.

       A Special Plus Stock Edition, a powerful yet economical professional tool on CD-ROM, is distributed on a monthly basis with weekly internet updates for $95 for a two-month trial subscription, or $995 for a full year ($495 for subscribers to The Value Line Investment Survey print edition.) This Special Edition contains full financial and business descriptions on over 6,200 stocks.

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

       Both versions are compatible with Windows 2000, 98, NT 4.X, 95 and 3.X.

       Value Line Mutual Fund Survey for Windows(R) is the electronic version of the Value Line Mutual Fund Survey. The program features powerful sorting, filtering and portfolio analysis. Version 2 was introduced in 1998, with added features such as style attribution analysis, portfolio stress tester, portfolio rebalancing, correlation of Fund returns, manager bios and photos and hypothetical assets to differentiate us from the competition.

       Value Line DataFile contains historic annual and quarterly financial records for more than 5,000 companies in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities bro-kers. DataFile is sold to the institutional market. Value Line Data File II, which includes less historical data is also available. This version complies with Microsoft Access format for small businesses. During fiscal 1997, Value Line introduced the Value Line Mutual Fund Data File. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial performance and projections of stock-price ranges, as well as a Convertible Securities File and custom services.

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

       3. Value Line Internet:

       Value Line made significant improvements to its Internet Web Site WWW.VALUELINE.COM, in fiscal 2000. Included, is a multimedia section that features daily market reports and updates on stocks, options and convertibles as well as Webcasting of daily analyst commentary and fast-breaking developments on companies in the news. In addition, Value Line has added a host of new tools to chart and filter stocks, mutual fund tools with which to build a portfolio, and financial calculators. The Company's complete retail product line can be ordered through the Web Site. We continue to offer program enhancements, weekly data updates and survey page updates for both the Value Line Investment Survey for Windows(R) and the Value Line Mutual Fund Survey for Windows(R) via the internet.

B. Investment Management.

       As of April 30, 2000, the Company was the investment adviser for 15 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, underwrites and distributes shares of the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Shareholder services for the Value Line Funds are provided by National Financial Data Services, an unaffiliated entity associated with State Street Bank and Trust Company.

       Total net assets of the Value Line Funds at April 30, 2000, were:

                                                                  (in thousands)
The Value Line Fund, Inc.                                           $  492,957
Value Line Income and Growth Fund, Inc.                                232,946
The Value Line Special Situations Fund, Inc.                           467,854
Value Line Leveraged Growth Investors, Inc.                            778,528
The Value Line Cash Fund, Inc.                                         341,731
Value Line U.S. Government Securities Fund, Inc.                       139,817
Value Line Centurion Fund, Inc.                                        946,653
The Value Line Tax Exempt Fund, Inc.                                   162,657
Value Line Convertible Fund, Inc.                                      106,323
Value Line Aggressive Income Trust                                     128,555
Value Line New York Tax Exempt Trust                                    28,314
Value Line Strategic Asset Management Trust                          1,626,375
Value Line Emerging Opportunities Fund, Inc.                            46,777
Value Line Asset Allocation Fund, Inc.                                 304,505
Value Line U.S. Multinational Company Fund, Inc.                        43,909
                                                                    ----------
                                                                    $5,847,901
                                                                    ==========

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

       3. Value Line Securities, Inc.:

       Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). Since 1986, VLS has effected brokerage transactions in exchange-listed securities for certain of the Value Line Funds, clearing such transactions on a fully disclosed basis through unaffiliated broker-dealers who receive a portion of the gross commissions. During fiscal 2000 VLS also received 12b-1 fees from three of the Value Line Funds. Effective July 1, 2000, the shareholders' of ten of the Value Line Funds approved a service and distribution plan pursuant to rule 12b-1 providing for a charge to shareholders of .25% assets annually. These payments may be used by the Company as an offset to certain marketing and distribution costs.

       4. Value Line Distribution Center, Inc.

       Value Line Distribution Center, Inc. ("VLDC") handles all of the mailings of the publications to the Company's subscribers. Additionally, VLDC provides office space for Compupower Corporation's subscriber relations and data processing departments.

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

THE VALUE LINE STRATEGY TRUST SERIES I:

       During the past year we licensed certain trademarks and proprietary information for a new series of "unit investment trust", THE VALUE LINE
STRATEGY TRUST SERIES I. The fundamental strategy for this Trust and future Trusts in this series is to invest in the 100 Rank #1 stocks and maintain a static portfolio position in these 100 stocks for a fourteen-month period. At the end of the fourteen months the portfolio will be liquidated and the investors will be invited to reinvest their distribution in the next available VALUE LINE STRATEGY TRUST SERIES . Ranson, the underwriter of the UITs, intends to introduce a new UIT Series every two months. These unit investment trusts are sold by an extensive network of brokerage firms and provide publicity for the ranking system within the brokerage industry. As of this date, nine trusts have been established with a total asset value of approximately $65,000,000.

       VALUE LINE TARGET 25 PORTFOLIO: The fundamental strategy for this Trust and future Trusts in this series is to invest in a selected 25 stocks of the 100 Rank #1 stocks and maintain a static portfolio position in these 25 stocks for a fourteen-month period. At the end of the fourteen months the portfolio will be liquidated and the investors will be invited to reinvest their distribution in the next available VALUE LINE TARGET 25 PORTFOLIO. Nike Securities, the underwriter of this UIT, intends to introduce a new UIT series every month. These unit investment trusts are sold by an extensive network of brokerage firms and provide an exposure for the ranking system within the brokerage industry. As of July 6, 2000 four Series Trusts have been established with aggregate assets over $85,000,000.

E. Investments.

       The Company invests in the Value Line Funds and in other marketable securities.

F. Employees.

       At April 30, 2000, the Company and its subsidiaries employed 317 people.

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

G. Assets.

       The Company's assets identifiable to each of its principal business segments were as follows:

                                                          April 30,

                                                       2000       1999

                                                        (in thousands)
       Investment Periodicals
           & Related Publications                    $ 21,393   $ 19,529
       Investment Management                          276,195    223,063
       Corporate Assets                                   610      1,215
                                                     --------   --------
                                                     $298,198   $243,807

H. Competition.

       The investment management, and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. The Company believes that it is one of the world's largest independent securities research organizations and that it publishes the world's largest investment periodicals service in terms of number of subscriptions, annual revenues and number of equity research analysts.

I. Executive Officers.

       The following table lists the names, ages (at July 6, 2000), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Each of the following has held an executive position with the companies indicated for at least five years.

Name                       Age      Principal Occupation or Employment
----                       ---      ----------------------------------

Jean Bernhard Buttner      65       Chairman of the Board, President and Chief
                                    Executive Officer of the Company and AB&Co.
                                    Chairman of the Board and President of each of the Value Line Funds.

Samuel Eisenstadt          78       Senior Vice President and Research Chairman.

David T. Henigson          42       Vice President and Treasurer; Director of
                                    Compliance and Internal Audit; Vice
                                    President, of each of the Value Line Funds and Secretary and Treasurer; Vice President of AB&Co.

Howard A. Brecher          46       Vice President and Secretary; Vice
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, 2000.

                                     Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

       The Registrant's Common Stock is traded on the over-the-counter market. The approximate number of record holders of the Registrant's Common Stock at April 30, 2000 was 1,310. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:

                                                                       Dividend
                                    High                  Low          Declared
Quarter Ended                  Bid       Asked      Bid       Asked    Per Share
July 31, 1998 .............  $49 1/2   $ 42       $36 7/8    $37 7/8   $    .25
October 31, 1998 ..........   42 5/8     46 3/8    33 9/16    34 5/16       .25
January 31, 1999 ..........   41 1/4     42 1/8    37 7/8     38            .25
April 30, 1999 ............   38 1/4     39 1/4    34 9/16    35 7/8        .25
July 31, 1999 .............   40 13/16   42        36 3/4     37 1/8        .25
October 31, 1999 ..........   38 1/4     39 1/4    33         34 7/8        .25
January 31, 2000 ..........   37 1/2     39 1/4    34 1/4     34 5/8        .25
April 30, 2000 ............   39         40 1/4    32 5/8     34 3/4        .25

Item 6. SELECTED FINANCIAL DATA.

       Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

                                        Years ended April 30,

                           2000       1999       1998       1997       1996
                                (in thousands, except per share amounts)
Revenues:

  Investment
  periodicals
  and related
  publications ......... $ 58,857   $ 62,220   $ 61,210   $ 62,442   $ 58,509

  Investment
  management
  fees and services .... $ 37,385   $ 33,080   $ 32,405   $ 29,136   $ 26,564

  Gain on sale of
  operating facility ... $   --     $    518   $   --     $   --     $   --


  Settlement of
  disputed securities
  transactions ......... $   --     $   --     $   --     $   --     $  2,054
  Total revenues ....... $ 96,242   $ 95,818   $ 93,615   $ 91,774   $ 87,127

  Income from
  operations ........... $ 36,428   $ 39,436   $ 39,360   $ 36,277   $ 32,486

 Net income ............ $ 33,698   $ 27,172   $ 35,177   $ 45,512   $ 41,714


 Earnings per
 share, basic and
 fully diluted ......... $   3.38   $   2.72   $   3.53   $   4.56   $   4.18

Total assets ........... $298,198   $243,807   $207,525   $160,310   $333,826

Cash dividends
declared per share ..... $   1.00   $   1.00   $   1.00   $  15.95   $    .80

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   FISCAL 2000

                                OPERATING RESULTS

Net income for the twelve months ended April 30, 2000 of $33,698,000, or $3.38 per share ranked fourth highest in Value Line's history and was 24% higher than the prior year's net income of $27,172,000, or $2.72 per share. Revenues of $96,242,000 for fiscal year 2000, the highest in Value Line's history, were $424,000 higher than the prior year's revenues of $95,818,000. Operating income of $36,428,000 for the twelve months ended April 30, 2000, was the third highest in the history of the Company and 8% lower than operating income of $39,436,000 for the same period of last fiscal year. The decrease from last fiscal year's operating income is due largely to $3,458,000 of additional advertising expenses related to selling arrangements for the Value Line mutual funds and expenses related to the engagement of an outside advertising agency for the Company's publication business. Additionally, both revenues and operating income for last fiscal year include a gain of $518,000 from the sale of the vacant North Bergen, New Jersey operating facility.

Total assets of $298,198,000 at April 30, 2000 increased 22% from the balance at April 30, 1999.

Subscription revenues of $58,857,000 were 5% below revenues from the prior fiscal year. The decrease in subscription revenues compared to the prior year is due primarily to a 5% net decrease in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which includes THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, CONDENSED, EXPANDED EDITION AND V.L. SELECT. The decrease in publication revenues is largely a result of the reduced level of advertising that occurred while the Company has been in the process of revising its advertising strategy. Additionally, the availability of free or low cost data on the Internet has also had a negative impact on revenue growth. The decline in revenues from THE VALUE LINE INVESTMENT SURVEY was offset in part by increased revenues from THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE INVESTMENT SURVEY - CONDENSED EDITION and VALUE LINE SELECT products. Investment management fees and services revenues of $37,385,000 for fiscal 2000, a new record high for the Company for any fiscal year, were $4,305,000, or 13%, above the prior year's revenues. The higher revenues from investment management fees and services, compared to the prior year, resulted primarily from the increase in the year-over-year average net assets under management in the Company's mutual funds. Reduced revenues from individually managed asset accounts partially offset the increased revenues from the Company's mutual funds. Assets under management in the Company's mutual funds at April 30, 2000 increased 20% from the level at April 30, 1999.

Operating expenses for the twelve months ended April 30, 2000 of $59,814,000 were 6% above last year's expenses of $56,382,000. Total company-wide advertising and promotional expenses of $21,629,000 were 25% above the prior year's expenses. When compared to the prior year, savings from the planned reduction of television advertising through April 30, 2000 were offset by the increase in expenses relating to a selling arrangement for two of the Company's equity mutual funds and increased promotional fees to discount brokers based on higher invested assets in the Value Line mutual funds. Additionally, the Company engaged an outside advertising agency to promote its products that failed to produce the expected results. Salaries and employee benefit expenses of $22,986,000 were less than 1% above expenses of $22,950,000 recorded in the prior fiscal year. The stable level of salaries and benefits resulted primarily from savings in employee benefits and related expenses and staff reductions in the Asset Management, Purchasing and Y2K divisions and the outsourcing of the Customer Service division at the Compupower Corporation. Production and distribution costs of $6,809,000 were 9% below expenses of $7,454,000 for the twelve months ended April 30, 1999. The lower expenses resulted from a decrease in maintenance and production expenses related to the Company's web-site and a decline in paper, printing and distribution expenses that were directly related to lower production runs for print publications. Office and administration expenses of $8,390,000 were 3% below last year's expenses of $8,648,000. The decline in administrative expenses from last year is the result of reduced professional fees, telecommunication charges and depreciation expenses. Administrative expenses for fiscal 2000 have been reduced by $275,000 that resulted from the favorable resolution of two litigations in which the Company was the plaintiff. Additional administrative costs in fiscal year 2000 include expenses related to the amortization of capitalized employee salaries and fringe benefit expenses for Value Line software programmers associated with the adoption in the latter half of fiscal year 1999 of SOP 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". The new SOP 98-1 requires the Company to defer the internal costs of developing and enhancing various computer software programs such as those associated with the Internet site, version 3 of the Value Line Investment Survey for Windows and other products.

The Company's securities portfolios produced income of $18,504,000 for the twelve months ended April 30, 2000, an increase of $13,311,000 over last year's income of $5,193,000. This was primarily due to an increase of $8,106,000 in capital gain distributions from the Value Line mutual funds, an additional $3,725,000 in capital gains from the Company's trading portfolio and an increase of $959,000 in dividend income. The strong performance of the Value Line equity mutual funds and trading portfolios in an overall favorable market enviroment during fiscal 2000 was mainly responsible for the increase in income from securities transactions.

                         Liquidity and Capital Resources

Value Line, Inc. ("the Company") had liquid resources, which are used in its business, of $271,494,000 at April 30, 2000. In addition to $61,026,000 of working capital, the Company had long-term securities available for sale with a market value of $210,468,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $19,637,000 for the fiscal year ended April 30, 2000 was lower than fiscal 1999's cash flow of $26,130,000. This was primarily due to the higher volume of prepayments for subscriptions during fiscal 1999, and the timing of payments during fiscal 2000 of certain promotional costs. Net cash outflows for investing activities during fiscal 2000 were $711,000 lower than fiscal 1999's outflows primarily due to a decrease in trading activity in the Company's trading and long-term securities partially offset by increased expenditures for capitalized software.

Year 2000 (Y2K):
During the Y2K rollover, the Company's systems and those of its third party critical vendors performed without any problems. Value Line continues all operations without any Y-2K related issues, both internally and externally including the use of the Company's products by our clients. The effective transition was the result of Value Line's extensive year 2000 planning.

The Company's expenditures for the Y2K project were $509,000, $732,000, and $251,000 during fiscal years 2000, 1999 and 1998, respectively.These expenditures include new software and hardware, allocation of staff time, temporary assistance for clerical tasks, legal counsel, testing tools and external, third-party monitoring of the Company's Y2K implementation plan.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations.
Management anticipates no borrowing for fiscal year 2001.

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

                         Liquidity and Capital Resources

          Value Line, Inc. (the Company) had liquid resources which are used in its business of $219,361,000 at April 30, 1999. In addition to $50,770,000of working capital, the Company had long-term securities available for sale with a market value of $168,591,000, that, although classified as non-current assets, are also readily marketable should the need arise.

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

Recent  AICPA Pronouncements:

          The Accounting Standards Committee of the AICPA recently issued Statement of Position ("SOP") 98-1 which requires entities to adopt uniform rules in their financial statements in accounting for the cost of computer software developed or obtained for internal use. The SOP requires companies to capitalize as long-lived assets, for fiscal years beginning after December 15, 1998, many of the costs associated with developing or obtaining software for internal use to amortize those costs over the software's estimated useful life in a systematic and rational manner. The Company capitalized $1,092,000 of expenses during fiscal year 1999 that qualifies for amortization under the new statement. Accordingly, earnings have increased to the extent of the capitalized costs (net of amortization of $95,000) during fiscal year 1999. Thereafter, assuming capitalized costs remain constant, the initial increase in earnings will diminish as the capitalized costs are amortized. Once the amount capitalized in the first year of application is fully amortized, the increase in earnings due to this accounting change will cease provided the amount capitalized each year remains constant.

          Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

                                                                    Page Numbers
    Reports of independent accountants                                   24
    Consolidated balance sheets--April 30, 2000 and 1999                 25
    Consolidated statements of income and retained earnings
         --years ended April 30, 2000,1999, 1998                         26
    Consolidated statements of cash flows
         --years ended April 30, 2000, 1999 and 1998                     27
    Consolidated statement of changes in stockholders' equity
         --years ended April 30, 2000, 1999 and 1998                     28
    Notes to the consolidated financial statements                       29
    Supplementary schedules                                              43

                         Quarterly Results (Unaudited):
                    (in thousands, except per share amounts)

                                                Income                  Earnings
                                    Total        From         Net          Per
                                  Revenues     Operations    Income       Share
2000, by Quarter -
  First ......................     $23,831      $10,292      $ 6,914      $0.69
  Second .....................      23,415        9,825        6,386       0.64
  Third ......................      24,065        7,086       14,093       1.41
  Fourth .....................      24,931        9,225        6,305       0.64
                                   -------      -------      -------      -----
    Total ....................     $96,242      $36,428      $33,698      $3.38

1999, by Quarter -
  First ......................     $24,656      $11,035      $ 6,509      $ .65
  Second .....................      23,391        9,538        5,421        .55
  Third ......................      23,538        7,805        8,194        .82
  Fourth .....................      24,233       11,058        7,048        .70
                                   -------      -------      -------      -----

    Total ....................     $95,818      $39,436      $27,172      $2.72

                                            Income                      Earnings
                              Total          From           Net           Per
   1998, by Quarter -       Revenues      Operations       Income        Share
First ................       $23,170        $10,975        $ 7,811       $ .78
Second ...............        23,721         10,467          7,063         .71
Third ................        23,524          9,884         14,326        1.44
Fourth ...............        23,200          8,034          5,977         .60
                             -------        -------        -------       -----
  Total ..............       $93,615        $39,360        $35,177       $3.53

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

    (b)  Reports on Form 8-K.

                  None

    (c)  Exhibits.

         21       Subsidiaries of the Registrant.
         27       Financial Data Schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VALUE LINE, INC.
                                       (Registrant)


                               By: /s/ Jean Bernhard Buttner
                                   Jean Bernhard Buttner
                                   Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               By: /s/ Jean Bernhard Buttner
                                   Jean Bernhard Buttner
                                   Chairman & Chief Executive Officer


                               By: /s/ Stephen R. Anastasio
                                   Stephen R. Anastasio
                                   Principal Financial and Accounting Officer


Dated: July 13, 2000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2000, to be signed on its behalf by the undersigned as Directors of the Registrant.


/s/ Jean Bernhard Buttner                          /s/ Howard A. Brecher
    Jean Bernhard Buttner                              Howard A. Brecher


/s/ Harold Bernard, Jr.                            /s/ Samuel Eisenstadt
    Harold Bernard, Jr.                                Samuel Eisenstadt


/s/ W. Scott Thomas                                /s/ David T. Henigson
    W. Scott Thomas                                    David T. Henigson


/s/ Linda S. Wilson
    Linda S. Wilson


Dated: July 13,2000

                         [LETTERHEAD OF HOROWITZ & ULLMANN, P.C.]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Value Line, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and its subsidiaries at April 30, 2000 and 1999, and the results of their operations, changes in stockholders' equity, and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Schedules listed in Item 14(a) of Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements.


/s/ HOROWITZ & ULLMANN, P.C.

July 13, 2000

                                VALUE LINE, INC.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                Apr. 30,     Apr. 30,
Assets                                                            2000         1999
Current Assets:                                                ---------    ---------
  Cash and cash equivalents (including short term
   investments of $47,456 and $41,250, respectively)           $  47,933    $  41,826
  Trading securities                                           $  19,044    $  14,023
  Accounts receivable, net of allowance for doubtful
   accounts of $133 and $295, respectively                     $   2,495    $   1,846
  Receivable from affiliates                                   $   3,061    $   2,587
  Prepaid expenses and other current assets                    $   1,115    $     913
  Deferred income taxes                                        $     139    $     418
                                                               ---------    ---------
    Total current assets                                       $  73,787    $  61,613

  Long term securities available for sale                      $ 210,468    $ 168,591
  Property and equipment, net                                  $  10,402    $  11,662
  Capitalized software and other intangible assets, net        $   3,541    $   1,941
                                                               ---------    ---------
    Total assets                                               $ 298,198    $ 243,807
                                                               =========    =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                     $   7,162    $   5,842
  Accrued salaries                                             $   2,063    $   1,765
  Dividends payable                                            $   2,495    $   2,495
  Accrued taxes payable                                        $   1,041    $     741
                                                               ---------    ---------
    Total current liabilities                                  $  12,761    $  10,843

  Unearned revenue                                             $  41,116    $  43,100
  Deferred charges                                             $     419    $     697
  Deferred income taxes                                        $  33,036    $  22,264

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                            $   1,000    $   1,000
  Additional paid-in capital                                   $     959    $     959
  Retained earnings                                            $ 149,304    $ 125,585
  Treasury stock, at cost (21,375 shares on April 30, 2000,
   and 21,375 on April 30, 1999)                               ($    411)   ($    411)
  Accumulated other comprehensive income, net of taxes         $  60,014    $  39,770
                                                               ---------    ---------
    Total shareholders' equity                                 $ 210,866    $ 166,903
                                                               ---------    ---------
    Total liabilities and shareholders' equity                 $ 298,198    $ 243,807
                                                               =========    =========

The accompanying notes are an integral part of these financial statements

                                VALUE LINE, INC.
             Consolidated Statements of Income and Retained Earnings
                    (in thousands, except per share amounts)

                                                         Years ended April 30,

                                                      2000        1999        1998
                                                    --------    --------    --------
Revenues:
  Investment periodicals and related publications   $ 58,857    $ 62,220    $ 61,210
  Investment management fees & services               37,385      33,080      32,405
  Gain on sale of operating facility                    --           518        --
                                                    --------    --------    --------
    Total revenues                                    96,242      95,818      93,615
                                                    --------    --------    --------
Expenses:
  Advertising and promotion                           21,629      17,330      15,090
  Salaries and employee benefits                      22,986      22,950      22,153
  Production and distribution                          6,809       7,454       8,498
  Office and administration                            8,390       8,648       8,514
                                                    --------    --------    --------
    Total expenses                                    59,814      56,382      54,255
                                                    --------    --------    --------

Income from operations                                36,428      39,436      39,360
Income from securities transactions, net              18,504       5,193      18,272
                                                    --------    --------    --------
Income before income taxes                            54,932      44,629      57,632
Provision for income taxes                            21,234      17,457      22,455
                                                    --------    --------    --------
    Net income                                        33,698      27,172      35,177


Retained earnings, at beginning of year              125,585     108,392      83,194
Dividends declared                                    (9,979)     (9,979)     (9,979)
                                                    --------    --------    --------
Retained earnings, at end of year                   $149,304    $125,585    $108,392
                                                    ========    ========    ========
Earnings per share, basic and fully diluted         $   3.38    $   2.72    $   3.53
                                                    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   Years ended April 30,
                                                                               2000        1999        1998
                                                                             --------    --------    --------
Cash flows from operating activities:
  Net income                                                                 $ 33,698    $ 27,172    $ 35,177

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                 2,523       2,139       1,855
  Deferred income taxes                                                           703       1,119        (196)
  Gains on sales of trading securities
   and securities held for sale                                               (13,497)     (1,311)    (15,985)
  Unrealized (gains)/losses on trading securities                              (1,112)     (1,013)        568
  Gain on sale of operating facility                                             --          (518)       --
  Other                                                                             2          25         (13)

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                                     (1,984)        557         352
   Decrease in deferred charges                                                  (278)       (278)       (278)
   Increase/(decrease) in accounts payable
    and accrued expenses                                                        1,320      (1,328)       (765)
   Increase/(decrease) in accrued salaries                                        298           1        (444)
   (Decrease)/increase in accrued taxes payable                                  (252)        394        (461)
   (Increase)/decrease in prepaid expenses and
    other current assets                                                         (202)        (22)        103
   (Increase)/decrease in accounts receivable                                  (1,108)       (559)      1,229
   (Increase) in receivable from affiliates                                      (474)       (248)       (490)
                                                                             --------    --------    --------
    Total adjustments                                                         (14,061)     (1,042)    (14,525)
                                                                             --------    --------    --------
Net cash provided by operations                                                19,637      26,130      20,652
                                                                             --------    --------    --------
Cash flows from investing activities:
  Proceeds from sales of long term securities                                  18,467       8,980      21,824
  Purchases of long term securities                                           (18,452)     (6,636)    (27,376)
  Proceeds from sales of trading securities                                    35,939      13,251      39,461
  Purchases of trading securities                                             (36,640)    (18,097)    (29,655)
  Acquisition of property, and equipment, net                                    (398)       (855)       (857)
  Expenditures for capitalized software                                        (2,470)     (1,496)       (231)
  Proceeds from sales of operating facility and equipment                           3         591        --
                                                                             --------    --------    --------
Net cash provided by/(used in) investing activities                            (3,551)     (4,262)      3,166
                                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from sale of treasury stock                                             15
  Dividends paid                                                               (9,979)     (9,979)     (9,979)
                                                                             --------    --------    --------
Net cash (used in) financing activities                                        (9,979)     (9,979)     (9,964)
                                                                             --------    --------    --------
Net increase in cash and cash equivalents                                       6,107      11,889      13,854
Cash and cash equivalents at beginning of period                               41,826      29,937      16,083
                                                                             --------    --------    --------
Cash and cash equivalents at end of period                                   $ 47,933    $ 41,826    $ 29,937
                                                                             ========    ========    ========

The accompanying notes are an integral part of these financial statements

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED APRIL 30, 2000, 1999 AND 1998
                      (in thousands, except share amounts)

                                                                                                              Accumulated
                                 Number       Par value   Additional                                             other
                                of common     of common    paid-in     Treasury    Comprehensive   Retained  comprehensive
                                 shares        shares      capital      Stock         income       earnings      income     Total
                                ---------     ---------   ----------   --------    -------------   --------  ------------- -------
BALANCE AT MAY 1, 1997          9,978,125      $1,000        $954       ($421)                     $ 83,194      $11,637  $ 96,364

Comprehensive income
 Net income                                                                          $35,177         35,177                 35,177
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                              15,360                      15,360    15,360
                                                                                     -------
Comprehensive income                                                                 $50,537
                                                                                     =======
Exercise of stock options             500                       5          10                                                   15

Dividends declared                                                                                   (9,979)                (9,979)
                                ---------      ------        ----       -----                      --------      -------  --------
BALANCE AT APRIL 30, 1998       9,978,625      $1,000        $959       ($411)                     $108,392      $26,997  $136,937
                                =========      ======        ====       =====                      ========      =======  ========

Comprehensive income
 Net income                                                                           27,172         27,172                 27,172
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                              12,773                      12,773    12,773
                                                                                     -------
Comprehensive income                                                                 $39,945
                                                                                     =======
Dividends declared                                                                                   (9,979)                (9,979)
                                ---------      ------        ----       -----                      --------      -------  --------
BALANCE AT APRIL 30, 1999       9,978,625      $1,000        $959       ($411)                     $125,585      $39,770  $166,903
                                =========      ======        ====       =====                      ========      =======  ========

Comprehensive income
 Net income                                                                           33,698         33,698                 33,698
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                              20,244                      20,244    20,244
                                                                                     -------
Comprehensive income                                                                 $53,942
                                                                                     =======
Dividends declared                                                                                   (9,979)                (9,979)
                                ---------      ------        ----       -----                      --------      -------  --------
BALANCE AT APRIL 30, 2000       9,978,625      $1,000        $959       ($411)                     $149,304      $60,014  $210,866
                                =========      ======        ====       =====                      ========      =======  ========

The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Value Line, Inc. (the "Company") is incorporated in New York State and carries on the investment periodicals and related publications and investment management activities formerly performed by Arnold Bernhard & Co., Inc. (the "Parent") which owns approximately 83% of the issued and outstanding common stock of the Company.

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

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized over a period of 14 years.

  Advertising expenses: The Company expenses advertising costs as incurred.

  Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2000 and 1999, cash equivalents included $46,726,000 and $40,925,000, respectively, invested in the Value Line money market funds.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2-SUPPLEMENTARY CASH FLOW INFORMATION:

  Cash payments for income taxes were $20,713,000, $15,712,000, and $23,114,000 in fiscal 2000, 1999, and 1998, respectively. Interest payments of $17,000, $86,000, and $47,000, were made in fiscal 2000, 1999, and 1998, respectively.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-RELATED PARTY TRANSACTIONS:

  The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds (see Note 4). The Company earns investment management fees based upon the average daily net asset values of the respective funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 2000, 1999 and 1998, investment management fees and brokerage commission income, net of clearing fees, amounted to $33,658,000, $28,351,000, and $25,348,000, respectively. The related receivables from the funds for management advisory fees included in Receivable from affiliates were $2,972,000 and $2,487,000 at April 30, 2000 and 1999, respectively.

  For the years ended April 30, 2000, 1999, and 1998, the Company was reimbursed $519,000, $496,000, and $461,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2000 and 1999, Receivable from affiliates included a receivable from the Parent of $44,000 and $26,000, respectively. For the years ended April 30, 2000, 1999, and 1998, the Company made federal income tax payments to the Parent amounting to $17,460,000, $12,870,000, and $18,800,000, respectively. At April 30, 2000 and 1999, accrued taxes payable include a federal tax liability owed to the Parent in the amount of $401,000 and $152,000, respectively. These data are in accordance with the tax sharing arrangement described in Note 6.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-INVESTMENTS:

Trading Securities:

  Securities held by Value Line Securities, Inc. had an aggregate cost of $15,821,000 and $11,914,000 and a market value of $19,044,000 and $14,023,000 at
April 30, 2000 and April 30, 1999, respectively.

  Net realized trading gains amounted to $3,188,000 during the year ended April 30, 2000. Net realized trading losses related to equity securities aggregated $587,000 during fiscal 1999. Net realized trading gains amounted to $6,869,000 for the year ended April 30, 1998. The net unrealized gains on trading securities for the period ended April 30, 2000 and 1999 were $1,112,000 and $1,013,000, respectively, and net unrealized trading losses were $568,000 during fiscal years 1998.

Long-Term Securities Available for Sale:

  The aggregate cost of the long-term securities, which are invested in the Value Line mutual funds, was $118,135,000 and $107,406,000 and the market value was $210,468,000 and $168,591,000 at April 30, 2000 and 1999, respectively. The change in gross unrealized gains on these securities of $31,144,000, $19,651,000, and $23,630,000, net of the change in deferred taxes of $10,900,000, $6,878,000, and $8,270,000, were included in shareholders' equity at April 30, 2000, 1999 and 1998, respectively. Realized capital gains from sales of these securities were $10,748,000, $2,157,000, and $11,980,000, during fiscal years 2000, 1999 and 1998, respectively. The proceeds received from the sales of these securities during the fiscal years ended April 30, 2000, 1999, and 1998 were $18,467,000, $8,980,000, and $21,824,000, respectively.

  For the years ended April 30, 2000, 1999, and 1998, Income from securities transactions also included $3,871,000, $2,912,000, and $2,818,000, of dividend income; $36,000, $77,000, and $78,000, of interest income; and $17,000, $86,000, and $47,000, of related interest expense, respectively. Investment income for fiscal year 2000, 1999 and 1998 included losses related to derivative financial futures contracts in the amount of $439,000, $259,000 and $1,179,000, respectively.

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

  Property and equipment consist of the following:         April 30,
                                                       2000         1999
                                                    ----------------------
                                                        (in thousands)
Land                                                 $   726      $   726
Building and leasehold improvements                    7,821        7,821
Furniture and equipment                               11,024       10,635
                                                    ----------------------
                                                      19,571       19,182

Accumulated depreciation and amortization             (9,169)      (7,520)
                                                    ----------------------
                                                     $10,402      $11,662
                                                    ======================

  Pursuant to the Company's realignment of its production and distribution departments, the Company sold its vacant North Bergen, New Jersey operating facility during May 1998 and received gross proceeds of $577,000. The gain on the sale of the operating facility in the amount of $518,000 is included in revenues in the Consolidated Statements of Income in fiscal 1999.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-FEDERAL, STATE AND LOCAL INCOME TAXES:

  The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:

                                                 Years ended April 30,

                                        2000             1999             1998
                                   ---------------------------------------------
                                                    (in thousands)
Current:
  Federal                             $17,529          $13,405          $18,202
  State and local                       2,831            2,934            4,449
                                   ---------------------------------------------
                                       20,360           16,339           22,651
Deferred:
  Federal                                 776              868              (18)
  State and local                          98              250             (178)
                                   ---------------------------------------------
                                          874            1,118             (196)
                                   ---------------------------------------------
                                      $21,234          $17,457          $22,455
                                   =============================================

  Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Years ended April 30,

                                                      2000             1999             1998
                                                 ----------------------------------------------
                                                                  (in thousands)
Unrealized gains on securities held for sale        ($32,315)        ($21,415)        ($14,537)
Unrealized gains on trading securities                (1,127)            (738)            (291)
Relocation reserve                                        64               64              284
Depreciation and amortization                           (568)            (663)            (626)
Deferred charges                                         703            1,047            1,095
Other, net                                              (207)            (141)             224
                                                 ----------------------------------------------
                                                    ($33,449)        ($21,846)        ($13,851)
                                                 ==============================================

  Included in Deferred income taxes in total current assets are deferred state and local income taxes of $139,000 and $237,000 at April 30, 2000 and 1999, respectively. At April 30, 1999, deferred income taxes in current assets also included $182,000 of deferred federal taxes.

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

                                                              Years ended April 30,

                                                     2000             1999             1998
                                                 ---------------------------------------------
                                                                 (in thousands)
Tax expense at the U.S. statutory rate              $19,226          $15,620          $20,171
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit                         1,904            2,070            2,776
  Effect of tax exempt income and dividend
   deductions                                          (110)             (62)             (64)
  Other, net                                            214             (171)            (428)
                                                 ---------------------------------------------
                                                     21,234          $17,457          $22,455
                                                 =============================================

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

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN:

  Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 2000, 1999, and 1998 was $1,189,000, $1,609,000, and $1,455,000,
respectively.

NOTE 8-INCENTIVE STOCK OPTIONS:

   On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 2000, is as follows:

                                                         Number of    Option
                                                          Shares      Prices
                                                         ---------    ------
Outstanding at April 30, 1997                               3,475     $29.75
   Granted                                                      -
   Exercised                                                 (500)    $29.75
   Cancelled                                                    -
                                                         ---------
Outstanding at April 30, 1998                               2,975     $29.75
   Granted                                                      -
   Exercised                                                    -     $29.75
   Cancelled                                                    -
                                                         ---------
Outstanding at April 30, 1999                               2,975     $29.75
   Granted                                                      -
   Exercised                                                    -
   Cancelled                                                    -
                                                         ---------
Outstanding at April 30, 2000                               2,975     $29.75
                                                         =========

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Options outstanding at April 30, 2000 expire at various dates through March 2003. At April 30, 2000, 2,975 of the outstanding options were exercisable. Of the common stock held in treasury at April 30, 2000, 2,975 shares were held for exercise of stock options.

NOTE 9-TREASURY STOCK:

  Treasury stock, at cost, for the three years ended April 30, 2000, consists of the following:

                                              Shares               Amount
                                         -----------------    -----------------
                                                              (in thousands)
Balance April 30, 1997                             21,875                  421
 Exercise of incentive stock options                 (500)                 (10)
                                         -----------------    -----------------
Balance April 30, 1998                             21,375                  411
 Exercise of incentive stock options                    -                    -
                                         -----------------    -----------------
Balance April 30, 1999                             21,375                  411
 Exercise of incentive stock options                    -                    -
                                         -----------------    -----------------
Balance April 30, 2000                             21,375                  411
                                         =================    =================

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

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

                Year ended April 30:         (in thousands)
                  2001                            1,790
                  2002                            1,782
                  2003                            1,766
                  2004                            1,958
                  2005                            1,997
                Thereafter                        5,389
                                               ---------
                                                $14,682
                                               =========

  Rental expense for the years ended April 30, 2000, 1999, and 1998 under operating leases covering office space was $1,490,000, $1,505,000, and $1,288,000, respectively.

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

   Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

                                                           APRIL 30, 2000
                                           Publishing        Investment          Total
                                                             Management
                                                              Services
Revenues from external customers              $58,857          $37,385          $96,242
Intersegment revenues                              74                0               74
Income from securities transactions               275           18,229           18,504
Depreciation and amortization                   2,440               37            2,477
Segment profit                                 17,714           18,760           36,474
Segment assets                                 21,393          276,195          297,588
Expenditures for segment assets                 2,868                0            2,868

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           APRIL 30, 1999
                                           Publishing        Investment          Total
                                                             Management
                                                              Services
Revenues from external customers              $62,220          $33,080          $95,300
Gain on sale of operating facility                518                0              518
Intersegment revenues                              76                0               76
Income from securities transactions               258            4,935            5,193
Depreciation and amortization                   1,969               53            2,022
Segment profit                                 22,467           17,086           39,553
Segment assets                                 19,529          223,063          242,592
Expenditures for segment assets                 2,341               10            2,351

                 Reconciliation of Reportable Segment Revenues,
                           Operating Profit and Assets
                                 (in thousands)

                                                             2000        1999
REVENUES
Total revenues for reportable segments                    $96,316     $95,894
Elimination of intersegment revenues                          (74)        (76)
                                                       -----------------------
  Total consolidated revenues                             $96,242     $95,818
                                                       =======================

SEGMENT PROFIT
Total profit for reportable segments                      $54,978     $44,746
Less: Depreciation related to corporate assets                (46)       (117)
                                                       -----------------------
  Income before income taxes                              $54,932     $44,629
                                                       =======================

ASSETS
Total assets for reportable segments                     $297,588    $242,592
Corporate assets                                              610       1,215
                                                       -----------------------
  Consolidated total assets                              $298,198    $243,807
                                                       =======================

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

  At April 30, 2000, Value Line Securities, Inc. net capital, as defined, of $13,473,000 exceeded required net capital by $13,196,000 and the ratio of aggregate indebtedness to net capital was .31 to 1.

NOTE 13-DISCLOSURE OF CREDIT RISK OF FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

  In the normal course of business, the Company enters into contractual committments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2000, the Company did not have an investment in financial futures contracts. The average fair value of the committments during fiscal 2000 was $1,374,000. Risk arises from the potential inability of counterparts to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into exchange traded futures contracts.

  The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual fund or a counterparty fail to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

  No single customer accounted for a significant portion of the Company's sales in 2000, 1999 or 1998, nor accounts receivable for 2000 or 1999.

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

  Derivative instruments held for trading purposes are reflected at fair value at April 30, 1999 and 1998. Net realized trading losses related to derivative financial instruments amounted to $439,000, $259,000, and $2,925,000 for the years ended April 30, 2000, 1999 and 1998, respectively. Income from securities transactions in the Statement of Income are reflected net of derivative trading activity.

NOTE 15-YEAR 2000:

  During fiscal 1998, the Company established a central committee to coordinate, evaluate and implement changes to ensure that its computer systems and software applications were converted to become year 2000 compliant with no disruption to business services. The conversion and implementation process was successfully completed without significant cost or effect to the Company's operations.

The Company's fiscal year 2000, 1999 and 1998 expenditures for the Y2K project were $509,000, $732,000 and $251,000, respectively. These expenditures included new software and hardware, allocation of staff time, temporary assistance for clerical tasks, legal counsel, testing tools and external, third-party monitoring of the Company's Y2K implementation plan.

NOTE 16-COMPREHENSIVE INCOME:

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

  At April 30, 2000, 1999, and 1998, the Company held long term securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. The increase in gross unrealized gains was $31,144,000, $19,651,000, and $23,630,000 and the change in the related deferred taxes was $10,900,000, $6,878,000, and $8,270,000 during the three years ended April 30, 2000, 1999 and 1998, respectively.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17-ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL
USE:

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

  At April 30, 2000 and 1999 the Company capitalized $896,000 and $997,000 of costs, net of amortization, related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which approximates 3 years.

VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
3COM CORP                                      800         34,994         31,550
3DO CO                                       1,600         13,961          9,800
AASTROM BIOSCIENCES INC                      2,600         14,430          7,475
ABERCROMBIE AND FITCH CO                         3            503             47
ACT MFG INC                                    100          2,818          3,638
ADAPTEC INC                                    300         12,556          8,100
ADAPTIVE BROADBAND CORP                      4,600        125,649        149,500
ADC TELECOMMUNICATIONS INC                   1,650         39,288        100,238
ADELPHIA COMM                                    3            465            600
ADELPHIA COMMUNICATIONS CORP                     2            810            950
ADMINISTAFF INC                                500         15,025         20,125
ADOBE SYS INC                                  300         16,717         36,281
ADTRAN INC                                     700         27,200         47,294
ADVANCED ENERGY INDS INC                       850         47,033         58,650
ADVANCED FIBRE COMMUNICATIONS                1,700         88,419         77,669
ADVANCED LTG TECHNOLOGIES INC                  800         13,521         12,200
ADVANCED MICRO DEVICES INC                     652         29,952         57,463
ADVENT SOFTWARE INC                            400          9,113         21,000
ADVO INC                                     1,400         37,783         42,000
AEGON                                        1,400        101,286        101,325
AES CORP                                       950         54,339         85,441
AFFILIATED MANAGERS GROUP INC                  200          8,491          8,025
AFTERMARKET TECHNOLOGY CORP                    400          5,300          4,650
ALBERTSONS INC                                   1            261            813
ALCATEL ALSTHOM                              2,450        103,663        111,322
ALCOA INC                                    1,150         82,723         74,606
ALLEN TELECOM INC                              200          2,923          3,550
ALLIANCE PHARMACEUTICAL CORP                   400          6,695          3,175
ALLIANCE SEMICONDUCTOR CORP                    300          3,465          6,113
ALYSIS TECHNOLOGIES INC                      1,700         12,835          7,969
AMAZON COM INC                                 100          5,363          5,519
AMERICA ONLINE INC DEL                         600         36,374         35,888
AMERICAN EAGLE OUTFITTERS INC                  200          7,513          3,400
AMERICAN EXPRESS CO                            900        131,224        135,056
AMERICAN FREIGHTWAYS CORP                      700         12,199         13,038
AMERICAN INTL GROUP INC                      2,450        176,702        268,734
AMERICAN PWR CONVERSION CORP                 1,650         31,317         58,266
AMERITRADE HLDG CORP                             3            465            225
AMGEN INC                                    3,200        114,834        179,200
AMPHENOL CORP NEW                              600         25,721         38,250
ANADIGICS INC                                  600         37,140         45,150
ANALOG DEVICES INC                             200         12,823         15,363
ANHEUSER BUSCH COS INC                         900         53,946         63,506
ANNTAYLOR STORES CORP                            2            410            525



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
ANTEC CORP                                     200          9,598         10,750
APAC TELESERVICES INC                        2,500         21,200         23,750
APOLLO GROUP INC                               100          2,162          2,900
APPLE COMPUTER                                 750         77,659         93,047
APPLIED FILMS CORP                             700         21,298         17,500
APPLIED MATERIALS INC                          750         24,445         76,359
APPLIED PWR INC                                201          5,590          5,969
APRIA HEALTHCARE GROUP INC                     200          2,960          2,788
ARGOSY GAMING CORP                             300          3,915          4,800
ARKANSAS BEST CORP                             450          5,076          5,822
ARTHROCARE CORP                              1,700         93,373        173,188
ARTISAN COMPONENTS INC                         600          6,405          5,925
ASPECT COMMUNICATIONS INC                      250          8,703          8,875
ASPEN TECHNOLOGY INC                           200          6,735          7,075
ASSOCIATES FIRST CAP CORP                        1            280            331
ASTEC INDS INC                                 300          6,693          7,538
AT HOME CORP                                   202          8,998          4,350
AT+T CORP                                      177         10,213          8,860
ATMEL CORP                                     300         13,519         14,681
AUDIOVOX CORP                                  100          7,005          3,431
AURORA BIOSCIENCE CORP                         800         26,315         29,000
AUTOZONE INC                                   550         16,517         12,616
AVIGEN INC                                     200          7,710          6,550
AVX CORP NEW                                 1,050         67,393        102,309
AXYS PHARMACEUTICAL INC                      2,200         11,663         13,200
AZTAR CORP                                   1,500         15,381         17,906
BANK AMER CORP                                 200          9,110          9,800
BARRA INC                                      250          8,903         10,531
BCE INC                                        400         47,870         45,900
BEA SYS INC                                  2,000         81,502         96,500
BELL ATLANTIC CORP                           1,000         53,899         59,250
BELLSOUTH CORP                               3,250        145,820        158,234
BERINGER WINE ESTATES HLDGS                    700         23,623         25,288
BEST BUY CO INC                                702         48,351         56,750
BIOGEN INC                                     650         19,070         38,228
BIOJECT MED TECHNOLOGIES INC                   800          7,790          5,800
BIOSITE DIAGNOSTICS INC                        600         16,030         13,875
BOEING CO                                      400         15,914         15,875
BORDERS GROUP INC                              800         12,340         12,700
BORG WARNER AUTOMOTIVE INC                     200          8,362          8,363
BP AMOCO PLC                                 1,300         60,104         66,300
BRINKER INTL INC                               400         14,020         12,750
BRISTOL MYERS SQUIBB CO                        700         44,465         36,706
BRITISH TELECOMMUNICATIONS                     500         77,161         91,500
C CUBE MICROSYSTEMS INC                        300         17,315         19,275
C H ROBINSON WORLDWIDE                         100          4,775          5,000



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
C+D TECHNOLOGIES                               300         15,546         19,331
CABLE DESIGN TECHNOLOGIES CORP                 950         30,191         32,538
CABLETRON SYSTEMS INC                        1,400         30,808         32,025
CABOT CORP                                   1,100         32,368         29,700
CACI INC                                       100          2,124          2,344
CALIFORNIA AMPLIFIER INC                       103          2,208          4,013
CALIFORNIA MICRO DEVICES CORP                  400          7,133          8,400
CANDELA CORP                                   600          5,787          8,063
CARDIODYNAMICS INTL CORP                     1,900         15,495         10,569
CATELLUS DEV CORP                              400          5,074          5,200
CBRL GROUP INC                                   3            428          1,200
CCC INFORMATION SVCS GROUP INC                 200          2,310          2,775
CDW COMPUTER CTRS INC                          500         23,850         52,000
CELGENE CORP                                   300         10,290         14,119
CELL PATHWAYS INC NEW                          400         15,476         10,375
CENDANT CORP                                 2,050         37,643         31,647
CENTENNIAL COMMUNICATIONS CORP                 600         11,130         11,850
CEPHALON INC                                   900         26,170         50,625
CERNER CORP                                    100          2,336          2,206
CHASE MANHATTAN CORP NEW                     3,400        273,531        245,013
CHEESECAKE FACTORY                             900         28,339         36,844
CHEVRON CORP                                   200         15,935         17,025
CHIRON CORP                                    700         29,969         31,675
CHOICEPOINT INC                                400         14,939         15,200
CIENA CORP                                     600         51,160         74,175
CIRCUIT CITY STORES INC                        100          6,068          5,881
CISCO SYS INC                                4,050         78,188        280,779
CMG INFORMATION SVCS INC                       600         44,175         42,750
CNET NETWORKS INC                              200          5,900          6,913
COASTCAST CORP                                 700          8,547         12,381
COCA COLA CO                                 2,000        101,681         94,125
COHERENT INC                                 1,600         86,411         92,500
COLE KENNETH PRODTNS INC                     2,500         63,840        102,188
COLGATE PALMOLIVE CO                           750         40,697         42,844
COLLAGENEX PHARMACEUTICALS INC                 300          5,565          3,038
COMCAST CORP                                   700         26,644         27,300
COMDISCO INC                                   500         15,494         15,531
COMMERCE BANCORP INC N J                         1             24             22
COMMSCOPE INC                                  900         37,058         42,750
COMMUNICATION INTELLIGENCE COR                 800          4,615          2,425
COMPUTER ASSOC INTL INC                        550         28,861         30,697
COMPUTER SCIENCES CORP                         550         41,587         44,859
COMPUWARE CORP                                 302          7,929          3,781
CONCORD CAMERA CORP                          1,600         25,684         29,200
CONCORD EFS INC                                100          2,719          2,238
CONCURRENT COMPUTER CORP                       300          5,415          3,000



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
COOPER COS INC                                 300          9,184         10,088
COOPER INDS INC                                  4            520            250
COPART INC                                   1,600          8,695         27,600
COREL CORP                                     100          2,487            663
CORNING INC                                  1,000        158,856        197,500
CORSAIR COMMUNICATIONS INC                   1,000         18,369         18,125
COSTCO WHSL CORP NEW                         1,450         69,391         78,391
COTT CORP QUE                                1,400          8,563          7,306
CROWN CASTLE INTL CORP                         300         11,313         11,513
CRYO CELL INTL INC                           1,400         12,720          8,313
CSG SYS INTL INC                               150          7,800          6,919
CSX CORP                                       203          5,650          4,431
CTS CORP                                       602         30,273         37,875
CURAGEN CORP                                   800         25,725         21,300
CV THERAPEUTICS INC                            500         20,906         19,938
CVS CORP                                         4            620            600
CYBERONICS INC                               1,000         25,613         20,375
CYBEX COMPUTER PRODS CORP                      600         19,540         16,425
CYGNUS INC                                   1,000         12,625         12,500
CYTOGEN CORP                                 1,600         14,586         10,500
CYTOTHERAPEUTICS                               400          3,745          1,775
CYTYC CORP                                   2,900         74,636        129,775
D.R.HORTON INC                                 200          2,335          2,588
DANKA BUS SYS                                    5            713             94
DATAKEY INC                                    500          4,025          3,500
DATARAM CORP                                   300          5,303          6,206
DATASCOPE CORP                                 300         10,215          9,938
DATATEC SYS INC                                400          2,895          3,575
DAVOX CORP                                     800         11,240         20,400
DELL COMPUTER CORP                             400         20,475         20,050
DEUTSCHE TELEKOM AG                            600         46,830         40,500
DIAL CORP NEW                                  300          3,540          4,181
DIGITAL MICROWAVE CORP                         100          3,268          3,694
DIRECT FOCUS INC                               700         18,210         22,925
DISNEY WALT CO                                 500         19,613         21,656
DOLLAR GEN CORP                                  1           --               11
DREYERS GRAND ICE CREAM INC                  1,250         21,728         30,000
DU PONT E I DE NEMOURS + CO                    102          6,596          4,819
DUKE ENERGY CO                               1,200         65,048         69,000
DURA PHARMACEUTICALS INC                       300          4,478          3,900
DYCOM INDS INC                               1,600         71,157         83,200
E M C CORP MASS                              1,600        160,339        222,300
EASTMAN KODAK CO                             2,150        133,571        120,266
ECHOSTAR COMMUNICATIONS CORP N                 900         24,488         57,319
ECLIPSYS CORP                                  500          5,750          4,000
ELAN PLC                                       600         26,705         25,725



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
ELCOM INTL INC                                 100          2,155            719
ELCOR CHEM CORP                              1,000         24,944         31,813
ELECTRO SCIENTIFIC INDS INC                    100          5,705          6,306
ELECTRONIC ARTS                                100          7,619          6,050
ENERGY BIOSYSTEMS CORP                         600          9,474          4,088
ENZO BIOCHEM INC                               150          7,320          6,075
EPITOPE INC                                    200          2,773          1,750
ERICSSON L M TEL CO                            400         34,050         35,375
ESHED ROBOTEC 1982 LTD                       1,300         15,015          7,881
ESS TECHNOLOGY INC                             504          8,370          7,325
ETHAN ALLEN INTERIORS INC                      100          2,649          2,669
EVOLVING SYS INC                               300          2,153          2,550
EXCALIBUR TECHNOLOGIES CORP                    100          2,811          3,550
EXPEDITORES INTL WASH INC                      100          3,674          4,275
EXTENDED SYS INC                               400         19,170         15,900
EXXON MOBIL CORP                             1,700        120,777        132,069
F5 NETWORKS INC                                  1            705             81
FAIR ISSAC + CO INC                            500         21,081         21,156
FEDERAL NATL MTG ASSN                        2,850        182,552        171,891
FIRST HEALTH GROUP CORP                        300          9,053          9,131
FLEXTRONICS INTERNATIONAL                      750         43,169         52,688
FLORIDA PROGRESS CORP                          300         12,690         14,700
FLOWERS INDS INC                               400          4,920          6,100
FOREST OIL CORP                                  4            720          1,150
FORWARD AIR CORP                             1,100         16,856         37,813
FURNITURE BRANDS INTL INC                      202          4,472          4,000
GATEWAY INC                                  1,600         89,593         88,400
GEMSTAR INTL GROUP LTD                         850         12,879         39,313
GENERAL DATACOMM INDS INC                      400          2,795          2,875
GENERAL DYNAMICS CORP                            1            318            888
GENERAL ELEC CO                              1,650        140,209        259,463
GENERAL MTRS CORP                            1,502        122,554        142,038
GENERAL SEMICONDUCTOR INC                      200          3,498          4,000
GENZYME CORP                                   100          4,756          4,881
GEORGIA GULF CORP                            1,900         47,070         45,719
GEOWORKS                                       700         17,743         11,419
GILAT SATELLITE NETWORKS LTD                   301         26,770         26,838
GLOBECOMM SYS INC                            1,000         22,531         18,875
GO2NET                                         100          5,580          5,950
GTE CORP                                       800         52,403         54,200
GUESS INC                                    1,300         30,584         35,750
GUIDANT CORP                                   950         53,410         54,506
HAIN FOOD GROUP INC                            800         22,471         21,450
HANDLEMAN CO DEL                               400          4,495          4,800
HANNAFORD BROS CO                              300         20,846         21,713
HARLEY DAVIDSON INC                            700         28,061         27,869



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
HARMAN INTL INDS INC NEW                       200         11,591         13,075
HARMONIC INC                                 1,800        128,268        132,863
HELIX TECHNOLOGY CORP                        1,950        102,979         99,572
HERCULES INC                                     4            870            175
HEWLETT PACKARD CO                               2            960            575
HOME DEPOT INC                               4,354        183,671        244,697
HOMEBASE INC                                   600          1,899          1,238
HONDA MOTOR LTD                                100          8,272          8,850
HONEYWELL INTL INC                              50          2,390          2,800
HOOPER HOLMES INC                            2,800         28,963         48,650
HYSEQ INC                                      400         13,020         11,275
I LINK CORP                                    300          2,303          2,250
I2 TECHNOLOGIES INC                            300         29,663         38,775
IDEC PHARMACEUTICALS CORP                    1,100         69,678         70,400
IDEXX LABS INC                               1,200         30,510         31,500
ILEX ONCOLOGY INC                              600         16,005         14,400
IMAGINON INC                                   300            774            441
IMMUNE RESPONSE CORP DEL                       600          4,493          5,025
IMMUNEX CORP NEW                             1,750         38,978         68,906
IMMUNOGEN INC                                1,600         15,411         16,200
IMPERIAL BANCORP                               402          8,405          8,163
INFONAUTICS CORP                             1,500         13,481          9,671
INFORMATION RES INC                            200          1,883          1,263
INGENUUS CORPORATION                         2,900          7,758          7,794
INHALE THERAPEUTIC SYS                       1,100         70,449         68,063
INSIGHT ENTERPRISES INC                        800         23,819         33,450
INSO CORP                                    1,400         26,683          6,475
INTEGRA LIFESCIENCES CORP                      400          7,026          4,525
INTEGRATED DEVICE TECHNOLOGY                   950         36,366         45,659
INTEL CORP                                   2,050        108,922        259,966
INTELECT COMMUNICATIONS INC                    400          2,895          1,225
INTELLICORP                                    900          8,820          2,025
INTERDIGITAL COMM CORP                         100          3,624          2,069
INTERGRAPH CORP                                700          5,066          4,769
INTERIM SVCS INC                               100          1,761          1,713
INTERLEUKIN GENETICS INC                     1,400         18,770          9,100
INTERMEDIA COMMUNICATIONS INC                    2          1,210             75
INTERNATIONAL HOME FOODS INC                   600         11,113          8,738
INTERVOICE INC                                 202          5,780          3,313
INTEST CORP                                    600         12,780         13,425
INTIMATE BRANDS INC                              3            390            390
INTUIT                                         900         31,046         32,344
INVESTMENT TECHNOLOGY GROUP                    300          9,415         11,250
ISLE CAPRI CASINOS INC                       1,300         11,115         18,038
IVAX CORP                                    1,000         20,329         27,375
JABIL CIRCUIT INC                              200          6,468          8,188



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
JDA SOFTWARE GROUP INC                         900         17,483         16,763
JDS UNIPHASE CORP                            1,301        126,556        134,975
JETFORM CORP                                   400          3,320          2,425
JOHNSON + JOHNSON                            1,300        107,133        107,250
JONES PHARMA INC                             2,000         54,613         57,625
K MART CORP                                    500          4,869          4,063
K V PHARMACEUTICAL CO                          400         12,920         10,500
KEMET CORP                                     400         11,945         29,800
KENNAMETAL INC                                 700         18,885         20,125
KEY ENERGY SVCS INC                          1,400         14,364         13,650
KEYCORP NEW                                    300          5,959          5,550
KLA TENCOR CORP                                900         58,025         67,388
KOHLS CORP                                     600         30,915         28,800
KONINKLIJKE PHILIPS ELECTRS NV                 403         14,798         18,056
KOPIN CORP                                     400         21,695         30,975
KULICKE + SOFFA INDS INC                       500         32,269         39,156
KYOCERA CORP                                   300         49,923         49,819
LA Z BOY INC                                   206          4,673          3,850
LAMSON + SESSIONS CO                           100            805            788
LANDSTAR SYS INC                               100          6,311          5,725
LAUDER ESTEE COS INC                             2            510          1,225
LCC INTL INC                                 1,000         20,638         24,438
LEAPNET INC                                  2,000         14,288          8,250
LEARNING TREE INTL INC                         200          6,035          9,588
LEGATO SYSTEMS INC                               2            610             44
LEXMARK INTL GROUP INC                         300         33,746         35,400
LIGHTBRIDGE INC                                200          5,760          4,200
LINEAR TECHNOLOGY CORP                         200          6,356         11,425
LOUISIANA PAC CORP                             200          2,612          2,675
LOWES COS INC                                   50          2,903          2,475
LSI LOGIC CORP                                 250         13,606         15,625
LUCENT TECHNOLOGIES INC                      1,253         76,665         77,809
LYCOS INC                                      300         11,344         13,950
MACDERMID INC                                  200          6,723          4,688
MACROMEDIA INC                                 650         42,422         56,550
MACROVISION CORP                               200          9,510          9,775
MARSH + MCLENNAN COS INC                       150         14,183         14,784
MATRIX PHARMACEUTICALS                         500          4,025          4,594
MATTEL INC                                       4            720            925
MAXIM PHARMACEUTICALS INC                      200         14,135          7,750
MBNA CORP                                    2,650         48,030         70,391
MCKESSON HBO INC                                 4          1,145            138
MCLEODUSA INC                                4,900        113,831        122,500
MEDAREX INC                                    100          4,319          5,300
MEDICIS PHARMACEUTICAL CORP                    500         20,088         21,875
MEDIMMUNE INC                                  450         34,425         71,972



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
MEDTRONIC INC                                2,550        102,423        132,441
MEMBERWORKS INC                                600         20,005         19,378
MEMC ELECTR MATLS INC                          300          5,440          5,213
MENS WEARHOUSE INC                           1,550         36,103         33,228
MENTOR GRAPHICS CORP                         2,203         30,084         29,166
MERCK + CO INC                               3,400        233,566        236,300
MERCURY COMPUTER SYS INC                       100          1,403          3,844
MERCURY GEN CORP NEW                             4            470             63
MERIX CORP                                     100          1,955          2,188
MERRILL LYNCH + CO INC                         200         17,652         20,388
META GROUP INC                                 300          9,665          6,750
METTLER TOLEDO INTL INC                        950         35,066         32,775
MICHAEL FOODS INC NEW                          700         15,248         15,006
MICHAELS STORES INC                          1,400         41,064         55,213
MICRON TECHNOLOGY INC                          100         13,180         13,925
MICROS SYS INC                               1,250         72,794         50,313
MICROSOFT                                        2            760             75
MICROSOFT CORP                               3,300        201,798        230,175
MICROSTRATEGY INC                              500         15,756         12,938
MICROTEST INC                                  700          9,266          7,744
MICROVISION INC WASH                           300         10,209          9,919
MICROWARE SYS CORP                           1,000          6,434          4,125
MINIMED INC                                    350         22,889         43,028
MINNESOTA MNG + MFG CO                         900         82,350         77,850
MODIS PROFESSIONAL SVCS INC                    303          2,824          2,306
MOLECULAR DEVICES CORP                         600         30,155         25,791
MOLEX INC                                      200         11,225         10,988
MONDAVI ROBERT CORP                            300         11,040          9,956
MORGAN J P + CO INC                            800         94,009        102,700
MORGAN STANLEY DEAN WITTER+CO                2,700        200,428        207,225
MOTOROLA INC                                   202         26,776         24,700
MRV COMMUNICATIONS INC                         400         21,495         27,575
MSC INDL DIRECT INC                            600         10,424          8,400
MYRIAD GENETICS INC                            100          5,100          6,438
NASDAQ 100 INDEX                                 3          2,165          1,163
NATIONAL DATA CORP                             200          6,900          5,550
NATIONAL DISC BROKERS GROUP                    500         15,338         14,594
NATIONAL SEMICONDUCTOR CORP                    150          7,639          9,113
NATIONAL STEEL CORP                            300          1,853          1,875
NAVIDEC INC                                    100          1,693            844
NAVIGANT CONSULTING CO                         300         11,756          2,981
NBTY INC                                     1,100          8,433         19,525
NETRIX  CORP                                     3          1,590          2,100
NETRIX CORP                                    200          2,510          2,500
NETWORK APPLIANCE INC                          650         35,163         48,059
NETWORKS ASSOCS INC                            600         14,063         15,263



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
NEUROCRINE BIOSCIENCES INC                     500         15,925         10,625
NEW ERA OF NETWORKS INC                      1,200         28,110         37,650
NEWHALL LD + FARMING CO CALIF                  500         13,525         13,500
NEWPORT CORP                                   600         46,499         72,788
NEXTEL COMMUNICATIONS INC                      800         99,163         87,550
NOKIA CORP                                   3,150         89,559        179,156
NORTEL NETWORKS CORP                         2,400        162,487        271,800
NORTH FORK BANCORPORATION INC                  200          3,435          3,238
NORTHERN TRUST CORP                          1,950         66,830        125,044
NOVELLUS SYS INC                               250         14,584         16,672
NOVEN PHARMACEUTICALS INC                      600          3,792          7,050
OAK TECHNOLOGY                               2,603         36,983         36,684
OMNICOM GROUP                                  250         23,794         22,766
ONTRACK DATA INTL INC                        1,300         11,496         11,294
OPEN MKT INC                                   700          9,648          7,219
ORACLE CORP                                  3,702        111,367        295,919
ORBOTECH LTD                                   200         15,591         17,050
OSICOM TECHNOLOGIES INC                        200          8,891         10,400
OVERSEAS SHIPHOLDING GROUP INC                 300          7,178          7,856
P COM INC                                      400          7,520          4,325
PACIFIC SUNWEAR OF CALIF                       600         17,768         20,438
PARADIGM ADVANCED TECHNOLOGIES                 200            530            413
PARLEX CORP                                    100          3,105          2,338
PATINA OIL + GAS CORP                          300          2,696          4,163
PATTERSON DENTAL CO                            200          7,003          9,625
PAXAR CORP                                   1,800         18,503         18,338
PAYCHEX INC                                    450         20,222         23,681
PC CONNECTION INC                              300          8,903         14,363
PE CORP                                      1,650         86,674         99,000
PEGASUS COMMUNICATIONS CORP                    200         20,379         21,825
PEGASYSTEMS INC                              1,900         14,583         16,863
PENTAIR INC                                    200          7,548          7,650
PENTON MEDIA INC                               500         12,925         13,156
PEPSICO INC                                    700         24,535         25,681
PERICOM SEMICONDUCTOR CORP                     800         28,840         35,150
PETCO ANIMAL SUPPLIES INC                    3,000         41,166         34,688
PETROLEUM GEO SVCS AS                          200          2,725          3,250
PFIZER INC                                   4,400        134,877        185,350
PHOTON DYNAMICS INC                            400         24,570         29,600
PHOTOWORKS INC                               3,700         25,023         13,413
PICTURETEL CORP                              3,500         13,963         14,875
PIER 1 IMPORTS INC                             700          7,779          7,963
PINNACLE SYS INC                               800         14,651         19,200
PIONEER STD ELECTRS INC                        300          4,290          4,594
PLANAR SYS INC                                 400          4,570          4,475
PLEXUS CORP                                    900         53,920         68,963



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
PMC SIERRA INC                                 301         53,661         57,650
POGO PRODUCING CO                            2,100         55,449         53,813
POLARIS INDS INC                               100          2,980          3,063
POLAROID CORP                                  900         19,883         18,169
POLYMEDICA CORP                                700         17,923         37,581
POPE + TALBOT INC                            1,600         20,880         33,900
PRESSTEK INC                                   700         16,748         14,700
PRI AUTOMATION INC                             500         32,681         39,938
PRINCETON VIDEO IMAGE INC                      700          7,210          5,250
PROGENICS PHAARMACEUTICALS INC                 300         20,690         13,800
PROGRESS SOFTWARE CORP                         200          4,810          4,000
PROSOFT DEV INC                              1,600         24,330         26,800
PROVINCE HEALTHCARE CO                         800         23,478         23,100
PSW TECHNOLOGIES INC                           400         14,820          9,100
PUMA TECHNOLOGY INC                            701         19,896         22,288
QLOGIC CORP                                    300         22,106         30,094
QUALCOMM INC                                 2,401        176,223        260,925
QUINTEL COMMUNICATIONS INC                   2,100         13,905          7,088
RADIANCE MED SYS INC                         1,600         17,955         14,000
RADIANT SYS INC                                200          2,073          3,725
RAMBUS INC DEL                                 150         23,606         34,500
RAMTRON INTL CORP                              700          8,560          7,569
REAL NETWORKS INC                                1            505            950
REMEDY CORP                                    600         26,318         31,875
REMEDYTEMP                                     500         10,400          9,906
RESMED INC                                   1,200         23,180         40,800
RESPIRONICS INC                              1,700         24,760         27,625
REXALL SUNDOWN INC                             700         11,791         13,475
ROADWAY EXPRESS INC DEL                      1,600         29,680         37,600
ROHN INDS INC                                2,500         12,162          9,531
ROWAN COS INC                                  100          1,762          2,794
ROYAL DUTCH PETE CO                          2,250        131,305        129,094
S + P 500 INDEX                                  2          6,073          4,125
SAFEGUARD SCIENTIFICS INC                      800         28,559         33,400
SALTON INC                                   1,000         41,875         42,938
SANDISK CORP                                   200         17,725         18,325
SANMINA CORP                                   950         33,847         57,059
SANTA CRUZ OPERATION INC                       100          2,493            606
SAWTEK INC                                     101          5,085          5,106
SBC COMMUNICATIONS INC                         400         16,308         17,525
SCHOLASTIC CORP                                200         11,310          9,338
SCHOOL SPECIALTY INC                           300          5,996          5,588
SCHWAB CHARLES CORP                            850         37,177         37,825
SCI SYS INC                                     50          2,546          2,663
SCICLONE PHARMACEUTICALS INC                   302          7,150          3,281
SCIENTIFIC ATLANTA INC                       1,900         92,109        123,619



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
SCM MICROSYSTEMS INC                           300         24,659         23,738
SEACHANGE INTL INC                             200          7,450          6,000
SEMEX CORP                                     500          5,681          5,000
SEMTECH CORP                                   300         18,213         20,456
SENSAR CORP                                    400         13,620          8,625
SENSORMATIC ELECTRS CORP                     1,400         17,482         23,363
SHELL TRANS + TRADING PLC                    1,300         61,753         62,725
SICOR INC                                    3,450         35,757         39,028
SIEBEL SYS INC                                 800         63,263         98,300
SIGMA DESIGNS                                2,500         14,400         10,625
SIRIUS SATELLITE RADIO INC                     600         26,486         23,813
SKYWEST INC                                    100          4,018          4,213
SLM HLDG CORP                                  350         14,359         10,959
SOFTWARE SPECTRUM INC                          300          7,290          5,456
SOLECTRON CORP                               1,100         44,093         51,494
SONIC FDRY INC                                 200         11,935          8,950
SONOSITE INC                                   400         12,589         13,175
SONY CORP                                      400         78,612         90,250
SOURCE INFORMATION MGMT CO                     300          4,721          4,425
SPECTRA PHYSICS LASERS INC                     100          4,268          5,100
SPECTRANETICS CORP                             800          3,540          4,100
SPEEDFAM IPEC INC                            1,700         29,966         26,881
SPIEGEL INC                                  1,600         10,674         13,200
SPLASH TECHNOLOGY HLDGS INC                  1,000         13,731         12,875
STANDARD PAC CORP NEW                          200          2,458          2,013
STARBUCKS CORP                                 250          9,547          7,559
STARTEC GLOBAL COMMUNICATIONS                  900         22,783         13,163
STARTEK INC                                    200          7,273         10,275
STATION CASINOS INC                          2,750         60,303         78,375
STEEL TECHNOLOGIES INC                         500          5,963          4,031
STILLWATER MNG CO                            1,000         35,406         28,000
STORAGE COMPUTER CORP                        1,000         12,538          6,938
STRYKER CORP                                   150          5,695         10,781
SUIZA FOODS CORP                             1,100         43,836         42,831
SUN MICROSYSTEMS INC                         2,700         96,866        248,231
SUPERGEN INC                                   100          2,829          3,313
SUPERIOR INDS INTL INC                         200          6,223          6,438
SURMODICS INC                                  600         10,305         15,300
SYBASE INC                                   2,450         35,708         49,459
SYMANTEC CORP                                  450         22,260         28,097
SYMBOL TECHNOLOGIES INC                        500         21,399         27,875
SYNTROLEUM CORP                                800         15,440         15,700
SYSCO CORP                                     600         21,443         22,575
TARGET CORP                                    100          7,093          6,656
TECHNE CORP                                  1,900        111,729        135,138
TELEFONICA S A                                 759         49,032         50,288



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
TELEFONOS DE MEXICO S A                      2,000        103,263        117,625
TELETECH HLDGS INC                             700         28,525         22,838
TELLABS INC                                    202         11,185         11,013
TELXON CORP                                  1,000         14,269         14,750
TENNECO AUTOMOTIVE INC                           6            405            375
TERADYNE INC                                   750         71,503         82,500
TEREX CORP NEW                                   6            893          1,050
TEXAS INSTRS INC                               850        112,939        138,444
THE GOOD GUYS INC                            5,100         31,011         14,663
TIMBERLAND CO                                1,200         49,761         83,250
TIMBERLINE SOFTWARE CORP                         0              4              3
TITAN CORP                                   1,700         65,404         72,994
TOMMY HILFIGER CORP                            205          6,812          1,888
TOPPS INC                                    1,100         11,148          9,625
TOSCO CORP                                     300          8,696          9,619
TOTAL FINA SA                                1,900        136,889        143,688
TOWER AUTOMOTIVE INC                           200          2,758          3,125
TOYOTA MTR CO                                2,350        117,722        234,853
TRANSMEDIA ASIA PAC INC                      1,500          6,356          5,344
TREDEGAR INDS INC                              500         12,150         12,906
TREEV INC                                    1,100          7,618          6,738
TRENDWEST RESORTS INC                          100          2,518          2,325
TRIANGLE PHARMACEUTICALS INC                   200          1,760          1,294
TRIMBLE NAVIGATION LTD                         100          1,069          2,763
TRIMERIS INC                                   300         14,378         10,331
TRIPATH IMAGING INC                          1,200          9,060          7,200
TRITON ENERGY LTD                            1,700         52,906         61,944
TRIUMPH GROUP INC NEW                          400         11,295         10,750
TV GUIDE INC                                   900         22,426         26,831
TWEETER HOME ENTMT GROUP INC                   700         22,260         25,813
TYCO INTL LTD NEW                            1,550         70,699         71,203
U S WEST INC NEW                               200         14,760         14,238
UNICOM CORP                                    100          3,893          3,975
UNISOURCE ENERGY CORP                          400          6,445          6,500
UNISYS CORP                                    302          8,900          7,256
UNITED PARCEL SVC INC                            3            690            544
UNITED RENTALS INC                             300          6,446          4,069
UNITED STATIONERS INC                          350          8,963         11,681
UNITED TECHNOLOGIES CORP                         2            785            363
UNIVERSAL ELECTRS INC                        1,500         19,913         30,750
US FREIGHTWAYS CORP                            200          7,256          9,325
US LEC CORP                                    600         15,168         15,675
V ONE CORP                                   3,100         16,030         13,369
VALENCE TECHNOLOGY INC                         400          6,995          6,175
VENTANA MED SYS INC                            600         22,724         16,913
VERITAS SOFTWARE CORP                            1            855            700



VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2000

COMMON STOCK NAME                 NUMBER OF SHARES         COST        MKT VALUE
-------------------------------  ------------------    ------------  -----------
VERITY INC                                     900         27,776         29,194
VERSANT CORP                                 1,500         16,388          9,750
VIASAT INC                                     100          3,205          4,681
VIISAGE TECHNOLOGY INC                       1,800         19,524         11,700
VINTAGE PETE INC                               500          9,744          9,938
VIRTUALFUND COM INC                          1,400          7,770          4,506
VISUAL NETWORKS INC                            500         19,950         19,500
VISX INC DEL                                   100          7,817          1,581
VITESSE SEMICONDUCTOR CORP                     150          7,978         10,209
VOICESTREAM WIRELESS CORP                        1             68             99
VYSIS INC                                    1,200         16,116          8,925
WAL MART STORES INC                          4,602        156,852        255,725
WALGREEN CO                                     50          1,443          1,406
WARNER LAMBERT CO                              800         69,909         91,050
WEBB DEL CORP                                  103          2,976          1,588
WEBB INTERACTIVE SVCS INC                    1,200         13,235         19,200
WELLS FARGO + CO NEW                           400         16,570         16,425
WESTELL TECHNOLOGIES                         2,500         56,144         71,094
WESTERN DIGITAL CORP                         2,700         17,829         18,731
WEYERHAEUSER CO                                200         11,160         10,688
WHITEHALL JEWELLERS INC                        800         15,540         13,750
WHOLE FOODS MKT INC                            100          3,706          4,256
WILD OATS MKTS INC                             300          5,640          3,975
WILSONS LEATHER EXPERTS INC                    800         11,928          9,700
WINSTAR COMMUNICATIONS INC                     300         10,463         11,963
WIRELESS TELECOM GROUP INC                     100            843            325
WORLDCOM INC                                   200          9,621          9,088
WORLDPAGES COM INC                           1,000          7,788          6,563
WPP GROUP PLC                                1,400         41,834        108,325
XICOR INC                                      600          7,193         10,725
XILINX INC                                     100          2,020          7,325
XYBERNAUT CORP                                 400          5,895          3,900
ZEBRA TECHNOLOGIES CORP                        300         15,278         17,100
ZEROPLUS COM INC                             1,300         12,234          6,094
ZIONS BANCORP                                  200          8,335          8,300
ZOMAX OPTICAL MEDIA INC                        100          5,111          4,731
ZORAN CORP                                     200          7,435          9,988
GRAND TOTAL                                            15,820,489     19,044,909

VALUE LINE, INC.
Schedule XIII-Other Investments:4/30/2000

                                                               HISTORICAL
MUTUAL FUND INVESTMENTS                                            COST                  MARKET VALUE
The Value Line Fund. Inc.                                     $    4,170,136            $    8,287,114
The Value Line Special Situations Fund, Inc.                       9,381,860                17,100,971
The Value Line Income and Growth Fund, Inc.                        2,994,624                 4,092,166
The Value Line Leveraged Growth Investors, Inc.                   21,956,996                47,898,502
The Value Line U.S. Government Securities Fund, Inc.                   1,066                     1,061
The Value Line Tax Exempt Fund, Inc. National Bond                 1,293,008                 1,264,102
The Value Line New York Tax Exempt Trust                           1,190,267                 1,187,969
The Value Line Convertible Fund, Inc.                              3,714,903                 3,662,322
The Value Line Aggressive Income Trust                             3,074,357                 2,820,643
The Value Line Emerging Opportunity Fund, Inc.                    12,648,840                24,540,121
The Value Line Asset  Allocation Fund, Inc.                       45,274,195                71,673,982
The Value Line U.S. Multinational Company Fund                    12,435,197                27,938,571
                                                              --------------            --------------
                                                              $  118,135,449            $  210,467,524
                                                              ==============            ==============