Form 10-K/A
period 2000-04-30
VALUE LINE INC
filed 2000-08-31
CIK 717720

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  NAMES OF DIRECTORS, AGE AS OF                                    DIRECTOR
     AUGUST 7, 2000 AND PRINCIPAL OCCUPATION                           SINCE

Jean Bernhard Buttner* (65).  Chairman of the Board,                   1982
President, and Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc. Chairman of the Board and
President of each of the Value Line Funds; Trustee, Skidmore
College.

Harold Bernard, Jr. (69).  Attorney-at-law.  Retired                   1982
Administrative Law Judge, National Labor Relations Board.
Director of Arnold Bernhard & Co., Inc. Judge Bernard is the cousin of Jean Bernhard Buttner.

Samuel Eisenstadt* (78).  Senior Vice President and Research           1982
Chairman of the Company.

W. Scott Thomas (50).  Partner, Brobeck, Phleger & Harrison,           1986
attorneys.

Linda S. Wilson (63).  President Emerita of Radcliffe College;         1998
Senior Lecturer, Harvard Graduate School of Education;
Trustee, Committee on Economic Development; Honorary Trustee,
Massachusetts General Hospital; Director of INACOM Corporation and Myriad Genetics, Inc.

Howard A. Brecher* (46).  Vice President of the Company since          1992
1996 and Secretary since 1992; Secretary, Treasurer and
General Counsel of Arnold Bernhard & Co., Inc. since 1991,
Director since 1992 and Vice President since 1994.

David T. Henigson* (43).  Vice President of the Company since          1992
1992 and Treasurer since 1994; Director of Compliance and
Internal Audit of the Company since 1988; Vice President of each of the Value Line Funds since 1992 and Secretary and Treasurer since 1994; Vice President and Director of Arnold
Bernhard & Co., Inc. since 1992.

---------
* Member of the Executive Committee


(b) The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 2000, 1999 and 1998 of the chief executive officer of the Company and each of the other executive officers of the Company who were serving at April 30, 2000. The Company has only four executive officers.


                                                           Long-Term
                                                          Compensation
                                                             Awards
                                                             ------
                                   Annual Compensation
                                   -------------------     Restricted
Name and                                                     Stock       Options        All Other
Principal               Fiscal                              Award(s)     Granted     Compensation(b)
Position                 Year    Salary($)   Bonus(a)($)       ($)         (#)              ($)
----------------------  ------   --------    -----------   -----------   -------     ---------------

Jean B. Buttner          2000       826,807      900,000          -           -             20,944
  Chairman of the Board  1999       807,611      800,000          -           -             19,777
  and Chief Executive    1998       789,881      700,000          -           -             20,880
    Officer

Samuel Eisenstadt        2000       125,000      120,000          -           -             17,500
  Senior Vice President  1999       120,000      110,000          -           -             16,800
  and Research Chairman  1998       100,000      100,000          -           -             15,000

David T. Henigson        2000       100,000      300,000          -           -             14,000
  Vice President         1999       100,000      242,500          -           -             14,000
                         1998       100,000      220,000          -           -             15,000

Howard A. Brecher        2000        50,000      250,000          -           -              7,000
  Vice President         1999        50,000      210,000          -           -              7,000
                         1998        50,000      185,000          -           -              7,500

SUMMARY COMPENSATION TABLE CONTINUED:



(a)   A portion of the bonuses are contingent upon future employment.

(b) Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $1,188,671 for the year ended April 30, 2000. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability or termination of employment.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


      The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in fiscal 2000, the value realized through the exercise of such options and the number of unexercised options held by such person, including both those which are presently exercisable and those which are not presently exercisable.



                                                         Number of          Value of Unexercised
                                                     Unexercised Options    In-the-Money Options
                                                      at April 30, 2000      at April 30, 2000 (1)
                    Shares Acquired                ----------------------- ------------------------
                      Upon Option       Value                      Not                     Not
      Name             Exercise       Realized(1)  Exercisable Exercisable Exercisable Exercisable
------------------  ---------------   -----------  ----------- ----------- ----------- ------------


Howard A. Brecher         0               N/A         2,975         -        $23,428        -


----------

(1) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of August 7, 2000 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.


  Name and Address         Number of Shares      Percentage of Shares
 of Beneficial Owner      Beneficially Owned     Beneficially Owned(1)
---------------------     ------------------     ---------------------
Arnold Bernhard              8,429,003                    84.47%
  & Co., Inc.(1)
220 East 42nd Street
New York, NY  10017

----------
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

      The following table sets forth information as of June 30, 2000, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

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

----------
*Less than one percent

(1) Excludes 8,429,003 shares (84.47% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

(2) Includes 2,975 shares purchasable within 60 days of June 30, 2000 upon the exercise of stock options by Mr. Brecher. The options expire on March 17, 2003.

Item 13.  Certain Relationships and Related Transactions.


      Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the year ended April 30, 2000, the Company was reimbursed $519,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them.
The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K for the fiscal year ended April 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.



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




                      By:   /s/ Jean Bernhard Buttner
                            ----------------------------------
                            Jean Bernhard Buttner
                            Principal Executive Officer




                      By:   /s/ Stephen R. Anastasio
                            ----------------------------------
                            Stephen R. Anastasio
                            Principal Financial
                            and Accounting Officer




Dated: August 17, 2000

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K for the fiscal year ended April 30, 2000, to be signed on its behalf by the undersigned as Directors of the Registrant.



/s/ Jean Bernhard Buttner            /s/ Howard A. Brecher
-------------------------            ------------------------
Jean Bernhard Buttner                Howard A. Brecher



/s/ Harold Bernard, Jr.              /s/ Samuel Eisenstadt
-------------------------            ------------------------
Harold Bernard, Jr.                  Samuel Eisenstadt



/s/ W. Scott Thomas                  /s/ David T. Henigson
-------------------------            ------------------------
W. Scott Thomas                      David T. Henigson



/s/Linda S. Wilson
-------------------------
Linda S. Wilson



Dated: August 17, 2000