Form 10-Q
period 2000-07-31
VALUE LINE INC
filed 2000-09-14
CIK 717720

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    Form 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JULY 31, 2000              Commission file number 0-011306


                                VALUE LINE, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                New York                                 13-3139843
    -------------------------------                 -------------------
    (State or other jurisdiction of                  I.R.S Employer
     incorporation or organization                   Identification No.



220 East 42nd Street, New York, New York                 10017-5891
----------------------------------------                 ----------
(address of principal executive offices)                 (zip code)


Registrants' telephone number including area code (212) 907-1500

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


            Class                            Outstanding at July 31, 2000
            -----                            ----------------------------


  Common Stock, $.10 par value                     9,978,625 Shares
                                                   ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (Unaudited)

                                                          July 31,     April 30,
                                                            2000         2000
                                                         ---------    ---------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $74,172 and $47,456, respectively)     $  74,192    $  47,933
  Trading securities                                        19,171       19,044
  Accounts receivable, net of allowance for doubtful
   accounts of $136 and $133, respectively                   2,183        2,495
  Receivable from affiliates                                 3,773        3,061
  Prepaid expenses and other current assets                  1,025        1,115
  Deferred income taxes                                        139          139
                                                         ---------    ---------
    Total current assets                                   100,483       73,787

  Long term securities available for sale                  184,930      210,468
  Property and equipment, net                               10,080       10,402
  Capitalized software and other intangible assets, net      3,563        3,541
                                                         ---------    ---------
    Total assets                                         $ 299,056    $ 298,198
                                                         =========    =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities               $   6,245    $   7,162
  Accrued salaries                                           1,255        2,063
  Dividends payable                                          2,495        2,495
  Accrued taxes payable                                      4,100        1,041
                                                         ---------    ---------
    Total current liabilities                               14,095       12,761

  Unearned revenue                                          39,152       41,116
  Deferred income taxes                                     32,276       33,036
  Deferred charges                                             350          419

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                          1,000        1,000
  Additional paid-in capital                                   959          959
  Retained earnings                                        153,034      149,304
  Treasury stock, at cost (21,375 shares on 7/31/00,
   and 4/30/00)                                               (411)        (411)
  Accumulated other comprehensive income, net of taxes      58,601       60,014
                                                         ---------    ---------
    Total shareholders' equity                             213,183      210,866
                                                         ---------    ---------
    Total liabilities and shareholders' equity           $ 299,056    $ 298,198
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                           For the three months
                                                                  ended
                                                          July 31,      July 31,
                                                            2000          1999
                                                           -------       -------
Revenues:
  Investment periodicals and
   related publications                                    $14,059       $14,970
  Investment management fees & svcs                         10,496         8,861
                                                           -------       -------
    Total revenues                                          24,555        23,831
                                                           -------       -------
Expenses:
  Advertising and promotion                                  5,152         3,540
  Salaries and employee benefits                             6,019         6,066
  Production and distribution                                1,808         1,746
  Office and administration                                  2,210         2,187
                                                           -------       -------
    Total expenses                                          15,189        13,539
                                                           -------       -------

Income from operations                                       9,366        10,292
Income from securities trans., net                           1,191         1,185
                                                           -------       -------
Income before income taxes                                  10,557        11,477
Provision for income taxes                                   4,332         4,563
                                                           -------       -------
    Net income                                             $ 6,225       $ 6,914
                                                           =======       =======
Earnings per share, basic & fully diluted                  $  0.62       $  0.69
                                                           =======       =======

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                       For the three months
                                                                              ended
                                                                        July 31,   July 31,
                                                                         2000       1999
                                                                        -------    -------
Cash flows from operating activities:
  Net income                                                              6,225      6,914

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                             802        564
  (Gains) on sales of trading securities and securities held for sale      (716)      (395)
  Unrealized (gains)/losses on trading securities                           647        (43)

  Changes in assets and liabilities:
   (Decrease) in unearned revenue                                        (1,964)    (1,872)
   (Decrease) in deferred charges                                           (69)       (69)
   Increase/(decrease) in accounts payable and accrued expenses            (917)       555
   (Decrease) in accrued salaries                                          (808)      (780)
   Increase in accrued taxes payable                                      3,059      3,835
   (Increase)/decrease in prepaid expenses and other current assets          90        (50)
   (Increase)/decrease in accounts receivable                               312       (130)
   (Increase) in receivable from affiliates                                (712)      (404)
                                                                        -------    -------
    Total adjustments                                                      (276)     1,211
                                                                        -------    -------
Net cash provided by operations                                           5,949      8,125

Cash flows from investing activities:
  Proceeds from sales of long term securities                            24,572       --
  Purchases of long term securities                                      (1,267)    (2,172)
  Proceeds from sales of trading securities                              11,113      6,283
  Purchases of trading securities                                       (11,111)    (6,264)
  Acquisitions of property, and equipment, net                              (91)      (185)
  Expenditures for capitalized software                                    (411)      (306)
                                                                        -------    -------
Net cash provided by/(used in) investing activities                      22,805     (2,644)

Cash flows from financing activities:
  Dividends paid                                                         (2,495)    (2,495)
                                                                        -------    -------
Net cash (used in) financing activities                                  (2,495)    (2,495)
                                                                        -------    -------
Net increase in cash and cash equivalents                                26,259      2,986
Cash and cash equivalents at beginning of year                           47,933     41,826
                                                                        -------    -------
Cash and cash equivalents at end of quarter                              74,192     44,812
                                                                        =======    =======

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2000
                      (in thousands, except share amounts)
                                  (Unaudited)

                                 Common stock
                                                                                                    Accumulated
                                 Number            Additional                                          Other
                                   of                paid-in    Treasury  Comprehensive  Retained  Comprehensive
                                 shares    Amount    capital     Stock       income      earnings     income      Total
                                ---------  -------   ------      -----    -------------  --------    --------    --------
Balance at May 1, 2000          9,978,625   $1,000     $959      ($411)                  $149,304     $60,014    $210,866

Comprehensive income
 Net income                                                                   $6,225        6,225                   6,225
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                      (1,413)                  (1,413)     (1,413)
                                                                             -------
Comprehensive income                                                          $4,812
                                                                             =======
Dividends declared                                                                         (2,495)                 (2,495)
                                ---------  -------   ------      -----                   --------    --------    --------
Balance at July 31, 2000        9,978,625   $1,000     $959      ($411)                  $153,034     $58,601    $213,183
                                =========  =======   ======      =====                   ========    ========    ========

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1999
                      (in thousands, except share amounts)
                                  (Unaudited)

                                 Common stock
                                                                                                    Accumulated
                                 Number            Additional                                          Other
                                   of                paid-in    Treasury  Comprehensive  Retained  Comprehensive
                                 shares    Amount    capital     Stock       income      earnings     income      Total
                                ---------  -------   ------      -----    -------------  --------    --------    --------
Balance at May 1, 1999          9,978,125   $1,000     $959      ($411)                  $125,585     $39,770    $166,903

Comprehensive income
 Net income                                                                   $6,914        6,914                   6,914
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                       4,033                    4,033       4,033
                                                                             -------
Comprehensive income                                                         $10,947
                                                                             =======

Dividends declared                                                                         (2,495)                 (2,495)
                                ---------  -------   ------      -----                   --------    --------    --------
Balance at July 31, 1999        9,978,125   $1,000     $959      ($411)                  $130,004     $43,803    $175,355
                                =========  =======   ======      =====                   ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                             HOROWITZ & ULLMANN, P.C.
                          Certified Public Accountants



A member of the                                               275 Madison Avenue
AICPA SEC Practice Section                                    New York, NY 10016
New York State Society of CPAs                         Telephone (212) 532-3736
                                                        Facsimile (212) 545-8997
                                                       E-mail cpas@h-ullmann.com



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Value Line, Inc.
New York, NY

We have reviewed the accompanying consolidated balance sheet of Value Line, Inc. and its subsidiaries as of July 31, 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three month periods ended July 31, 2000 and 1999. All information included in these financial statements is the representation of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modification that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of April 30, 2000 and the related consolidated statements of income, changes in stockholders equity, and cash flows for the year then ended (not presented herein), and in our report dated July 13, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2000 is fairly stated in all material respects.



/s/ Horowitz & Ullmann, P.C.

September 14, 2000

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES - NOTE 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 13, 2000 for the fiscal year ended April 30, 2000. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2000 and April 30, 2000, cash equivalents included $72,730,000 and $46,726,000, respectively, invested in the Value Line money market funds.

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

Advertising expenses:

The Company expenses advertising costs as incurred.

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by the Company and by Value Line Securities, Inc. had an aggregate cost of $16,597,000 and $15,821,000 and a market value of $19,171,000 and $19,044,000 at July 31, 2000 and April 30, 2000, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $94,771,000 and $118,135,000 and the market value was $184,930,000 and $210,468,000 at July 31, 2000 and April 30, 2000, respectively. At July 31, 2000, the decrease in gross unrealized appreciation on these securities of $2,173,000, net of deferred taxes of $760,000, was included in shareholders' equity.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $1,273,000 and $1,187,000 during the three months ended July 31, 2000 and 1999, respectively.

EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN - NOTE 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the three months ended July 31, 2000 and 1999, was $345,000.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME - NOTE 5:

Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At July 31, 2000 and 1999, the Company held long term securities classified as available-for-sale. The decrease during the first three months ended July 31, 2000 in gross unrealized gains on these securities and the related deferred taxes was $2,173,000 and $760,000, respectively. The increase during the first quarter of fiscal 2000 in gross unrealized gains on these securities and the related deferred taxes was $6,205,000 and $2,172,000, respectively.

RELATED PARTY TRANSACTIONS - NOTE 6:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from substantially all of the Value Line mutual funds. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the three months ended July 31, 2000 and 1999 investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $9,554,000 and $7,975,000, respectively. These amounts include service and distribution fees of $860,000 and $156,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $3,688,000 and $2,972,000 at July 31, 2000 and April 30, 2000, respectively.

At July 31, 2000 and April 30, 2000, Receivable from affiliates included a receivable from the Parent of $43,000 and $44,000, respectively. For the three months ended July 31, 2000 and July 31, 1999, the Company made federal income tax payments to the Parent amounting to $300,000 and $200,000, respectively.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEDERAL, STATE AND LOCAL INCOME TAXES - NOTE 7:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

                                                  Three months ended July 31,

                                                        2000         1999
                                                   -------------------------
                                                        (in thousands)
Current:
  Federal                                               $3,662       $3,636
  State and local                                          883          708
                                                   -------------------------
                                                         4,545        4,344
Deferred:
  Federal                                                 (215)         194
  State and local                                            2           25
                                                   -------------------------
                                                          (213)         219
                                                   -------------------------
                                                        $4,332       $4,563
                                                   =========================

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset/(liability) are primarily a result of unrealized gains on the Company's trading and long term securities portfolios.

BUSINESS SEGMENTS - NOTE 8:

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

                                VALUE LINE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     Disclosure of Reportable Segment Profit and Segment Assets

                                                   July 31, 2000
                                        Publishing   Investment      Total
                                                     Management
                                                      Services
Revenues from external customers           $14,059     $10,496      $24,555
Intersegment revenues                           15          --           15
Income from securities transactions             65       1,126        1,191
Depreciation and amortization                  770          17          787
Segment profit                               4,112       5,269        9,381
Segment assets                              20,891     277,507      298,398
Expenditures for
 segment assets                                311          90          401

                                                   July 31, 1999
                                        Publishing   Investment      Total
                                                     Management
                                                      Services
Revenues from external customers           $14,970      $8,861      $23,831
Intersegment revenues                           16          --           16
Income from securities transactions             68       1,117        1,185
Depreciation and amortization                  522          12          534
Segment profit                               5,823       4,499       10,322
Segment assets                              19,676     235,036      254,712
Expenditures for
 segment assets                                306          --          306

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 Reconciliation of Reportable Segment Revenues,
                           Operating Profit and Assets

                                                         2000         1999
Revenues
Total revenues for reportable segments                 $24,570      $23,847
Elimination of intersegment revenues                       (15)         (16)
                                                   -------------------------
  Total consolidated revenues                          $24,555      $23,831
                                                   =========================

Segment profit
Total profit for reportable segments                   $10,572      $11,507
Less: Depreciation related to corporate assets             (15)         (30)
                                                   -------------------------
  Income before income taxes                           $10,557      $11,477
                                                   =========================

Assets
Total assets for reportable segments                  $298,398     $254,712
Corporate assets                                           658        1,388
                                                   -------------------------
  Consolidated total assets                           $299,056     $256,100
                                                   =========================

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the "Company") had liquid resources, which are used in its business, of $271,318,000 at July 31, 2000. In addition to $86,388,000 of working capital, the Company had long-term securities available for sale with a market value of $184,930,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $5,949,000 for the three months ended July 31, 2000 was lower than the cash flow of $8,125,000 for the same period last fiscal year. The decline was primarily due to the timing of the company's funding of the employee's benefit plan during fiscal 2001. Net cash inflows from investing activities during fiscal 2001 were $25,449,000 higher than fiscal 2000's due largely to the company's decision to realign its long-term securities holdings.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2001.


RESULTS OF OPERATIONS:


Net income for the three months ended July 31, 2000 of $6,225,000, or $.62 per share compares to prior year's net income of $6,914,000, or $.69 per share. Revenues of $24,555,000 for the first three months of fiscal year 2001 were 3% higher than last year's revenues. Operating income of $9,366,000 for the three months ended July 31, 2000 was lower than operating income of $10,292,000 for the same period of last fiscal year. The decline from last year's operating income is primarily a result of additional advertising expenses for the Value Line mutual funds and publications.

Total assets at July 31, 2000 of $299,056,000 increased 17% from the balance at July 31, 1999.


Subscription revenues of $14,059,000 were 6% below revenues from the prior fiscal year. The decrease in subscription revenues is largely a result of the reduced level of advertising during last fiscal year that occurred while the Company had been in the process of revising its advertising strategy. Additionally, the availability of free or low cost data on the Internet has also had a negative impact on revenue growth. Investment management fees and services revenues of $10,496,000 for the three months ended July 31, 2000, were 18% above the prior fiscal year's revenues. The higher revenues from investment management fees and services, compared to the prior year, resulted primarily from the increase in the year-over-year average net assets under management in the Company's mutual funds. Assets under management in the Company's mutual funds at July 31, 2000 increased 10% from the level at July 31, 1999. Additionally, effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from substantially all of the Value Line mutual funds. This contributed to approximately 8% of the increase in investment management fees and services revenues.


Operating expenses for the three months ended July 31, 2000 of $15,189,000 were 12% above last year's expenses of $13,539,000. Total company-wide advertising and promotional expenses of $5,152,000 were 46% above the prior year's expenses. As previously indicated, the prior year's advertising expenses for the Company's publication business had been reduced while the Company had been in the process of revising its advertising strategy. The current year's advertising expenses for the publication business is

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

approximately $728,000 higher than the prior year's. The additional increase in advertising expenses relates to a selling arrangement for two of the Company's equity mutual funds and an increase in media and general advertising for the Value Line mutual funds. Additionally, the increase in promotion fees to discount brokers, based on higher invested assets in the Value Line family of mutual funds from these brokers also added to the increased advertising expenses. Salaries and employee benefit expenses of $6,019,000 were slightly below expenses of $6,066,000 recorded in the prior fiscal year. The decrease from the prior year is primarily due to outsourcing the Customer Service division at the Compupower Corporation and staff reductions in the Asset Management and Y2K divisions. Production and distribution costs of $1,808,000 were 3% above expenses of $1,746,000 for the three months ended July 31, 1999. This increase resulted from higher outside data collection service expenses related to both mutual fund and Internet data for the Company's Web site. In addition, expenses for the development of THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS Version 3 and Version 2 of the Company's Website were amortized as required by SOP 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use" which the Company adopted in the latter half of 1999. These increases were offset in part by lower paper, printing and distribution expenses directly related to lower production runs for print publications. Office and administration expenses of $2,210,000 were 1% above last year's expenses of $2,187,000. The increase from the prior year is primarily attributable to amortization of software for Internet enhancements and maintenance and for the Compupower Corporation's electronic fulfillment operation.


The Company's securities portfolios produced income of $1,191,000 for the three months ended July 31, 2000 compared to income of $1,185,000 during last fiscal year.

                            VALUE LINE, INC.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report for the period ended July 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Value Line, Inc.
                                         (Registrant)


Date: September 14, 2000               By: /s/ Jean Bernhard Buttner
                                           ----------------------------------
                                           Jean Bernhard Buttner
                                           Chairman & Chief Executive Officer



Date: September 14, 2000               By: /s/ Stephen R. Anastasio
                                           ----------------------------------
                                           Stephen R. Anastasio
                                           Chief Accounting Officer