Form 10-Q
period 2000-10-31
VALUE LINE INC
filed 2000-12-15
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 2000              Commission file number 0-11306
                                                                       -------

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


           CLASS                          OUTSTANDING AT OCTOBER 31, 2000
           -----                          -------------------------------

Common stock, $.10 par value                    9,978,625 SHARES
                                                ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  Oct. 31,     April 30,
                                                                                    2000         2000
                                                                                 ---------    ---------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $70,105 and $47,456, respectively)                             $  70,460    $  47,933
  Trading securities                                                                18,574       19,044
  Accounts receivable, net of allowance for doubtful
   accounts of $138 and $133, respectively                                           1,887        2,495
  Receivable from affiliates                                                         3,599        3,061
  Prepaid expenses and other current assets                                          1,233        1,115
  Deferred income taxes                                                                139          139
                                                                                 ---------    ---------
    Total current assets                                                            95,892       73,787

  Long term securities available for sale                                          187,905      210,468
  Property and equipment, net                                                       10,102       10,402
  Capitalized software and other intangible assets, net                              3,491        3,541
                                                                                 ---------    ---------
    Total assets                                                                 $ 297,390    $ 298,198
                                                                                 =========    =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                                       $   6,844    $   7,162
  Accrued salaries                                                                   1,668        2,063
  Dividends payable                                                                  2,495        2,495
  Accrued taxes payable                                                               --          1,041
                                                                                 ---------    ---------
    Total current liabilities                                                       11,007       12,761

  Unearned revenue                                                                  36,720       41,116
  Deferred income taxes                                                             32,248       33,036
  Deferred charges                                                                     281          419

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                                  1,000        1,000
  Additional paid-in capital                                                           959          959
  Retained earnings                                                                157,036      149,304
  Treasury stock, at cost (21,375 shares on 10/31/00,
   and 4/30/00)                                                                       (411)        (411)
  Accumulated other comprehensive income, net of tax                                58,550       60,014
                                                                                 ---------    ---------
    Total shareholders' equity                                                     217,134      210,866
                                                                                 ---------    ---------
    Total liabilities and shareholders' equity                                   $ 297,390    $ 298,198
                                                                                 =========    =========


The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements

                                Value Line, Inc.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (unaudited)


                                           Three months ended   Six months ended
                                               October 31,         October 31,
                                              2000     1999       2000     1999
                                            -------   -------   -------   -------
Revenues:
  Investment periodicals and
   related publications                     $13,812   $14,430   $27,871   $29,400
  Investment management fees & svcs          11,861     8,985    22,357    17,846
                                            -------   -------   -------   -------
    Total revenues                           25,673    23,415    50,228    47,246
                                            -------   -------   -------   -------
Expenses:
  Advertising and promotion                   5,557     4,368    10,709     7,908
  Salaries and employee benefits              6,072     5,729    12,091    11,795
  Production and distribution                 1,881     1,566     3,689     3,312
  Office and administration                   2,161     1,927     4,371     4,114
                                            -------   -------   -------   -------
    Total expenses                           15,671    13,590    30,860    27,129
                                            -------   -------   -------   -------

Income from operations                       10,002     9,825    19,368    20,117
Income from securities transactions, net      1,023     1,211     2,214     2,396
                                            -------   -------   -------   -------
Income before income taxes                   11,025    11,036    21,582    22,513
Provision for income taxes                    4,528     4,650     8,860     9,213
                                            -------   -------   -------   -------
    Net income                              $ 6,497   $ 6,386   $12,722   $13,300
                                            =======   =======   =======   =======

Earnings per share, basic & fully diluted   $  0.65   $  0.64   $  1.27   $  1.33
                                            =======   =======   =======   =======


The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 For the six months
                                                                                        ended
                                                                                 Oct. 31,    Oct. 31,
                                                                                   2000        1999
                                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 12,722    $ 13,300

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                     1,515       1,159
  Gains on sales of trading securities and securities held for sale                (1,134)       (420)
  Unrealized losses/(gains) on trading securities                                   1,179        (495)

  Changes in assets and liabilities:
   Decrease in unearned revenue                                                    (4,396)     (5,489)
   Decrease in deferred charges                                                      (138)       (139)
   Decrease in accounts payable and accrued expenses                                 (318)     (1,020)
   Decrease in accrued salaries                                                      (395)       (492)
   Decrease in accrued taxes payable                                               (1,041)       (356)
   (Increase)/decrease in prepaid expenses and other current assets                  (118)          8
   Decrease in accounts receivable                                                    608         154
   Increase in receivable from affiliates                                            (538)       (560)
                                                                                 --------    --------
    Total adjustments                                                              (4,776)     (7,650)
                                                                                 --------    --------
NET CASH PROVIDED BY OPERATIONS                                                     7,946       5,650

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of long term securities                                      24,572         500
  Purchases of long term securities                                                (4,321)     (2,374)
  Proceeds from sales of trading securities                                        22,476      11,857
  Purchases of trading securities                                                 (21,991)    (13,456)
  Acquisition of property, and equipment                                             (524)       (436)
  Expenditures for capitalized software                                              (641)       (862)
                                                                                 --------    --------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                                19,571      (4,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                   (4,990)     (4,990)
                                                                                 --------    --------
NET CASH (USED IN) FINANCING ACTIVITIES                                            (4,990)     (4,990)
                                                                                 --------    --------
Net increase/(decrease) in cash and cash equivalents                               22,527      (4,111)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     47,933      41,826
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 70,460    $ 37,715
                                                                                 ========    ========

The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                               Common stock                                                                 Accumulated
                                  Number                Additional                                            Other
                                    of                   paid-in    Treasury   Comprehensive   Retained    Comprehensive
                                  shares       Amount    capital      Stock       income       earnings       income         Total
                               -----------    -------    -------    ---------  -------------   --------    -------------   --------
Balance at May 1, 2000           9,978,625    $ 1,000    $   959     ($411)                    $149,304       $60,014      $210,866

Comprehensive income
 Net income                                                                       $12,722        12,722                      12,722
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           (1,464)                     (1,464)       (1,464)
                                                                                  -------
Comprehensive income                                                              $11,258
                                                                                  =======
Dividends declared                                                                               (4,990)                     (4,990)
                               -----------    -------    -------     -----                     --------       -------      --------
Balance at October 31, 2000      9,978,625    $ 1,000    $   959     ($411)                    $157,036       $58,550      $217,134
                               ===========    =======    =======     =====                     ========       =======      ========

The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                Common stock                                                                 Accumulated
                                  Number                  Additional                                            Other
                                    of                     paid-in     Treasury  Comprehensive   Retained   Comprehensive
                                 shares        Amount      capital      Stock        income      earnings       income       Total
                               -----------    ---------   ----------   --------  -------------  ----------  --------------   -----
Balance at May 1, 1999           9,978,625    $  1,000    $    959     ($ 411)                  $ 125,585      $ 39,770    $166,903

Comprehensive income
 Net income                                                                         $13,300        13,300                    13,300
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                              9,069                       9,069       9,069
                                                                                  ---------
Comprehensive income                                                                $22,369
                                                                                  =========
Dividends declared                                                                                 (4,990)                   (4,990)
                               -----------    --------    --------     ------                   ---------      --------    --------
Balance at October 31, 1999      9,978,625    $  1,000    $    959     ($ 411)                  $ 133,895      $ 48,839    $184,282
                               ===========    ========    ========     ======                   =========      ========    ========


The accompanying notes and independent auditor's review report are an integral part of these financial statements.

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

Cash and Cash Equivalents:

The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2000 and April 30, 2000, cash equivalents included $69,894,000 and $46,726,000, respectively, invested in the Value Line money market funds.

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities - Note 2:

Trading Securities:

Securities held by the Company and by Value Line Securities, Inc. had an aggregate cost of $16,533,000 and $15,821,000 and a market value of $18,574,000 and $19,044,000 at October 31, 2000 and April 30, 2000, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $97,825,000 and $118,135,000 and the market value was $187,905,000 and $210,468,000 at October 31, 2000 and April 30, 2000, respectively. At October 31, 2000, the decrease in gross unrealized appreciation on these securities of $2,252,000, net of deferred taxes of $788,000, was included in shareholders' equity.

Supplemental Disclosure of Cash Flow Information - Note 3:

Cash payments for income taxes were $9,910,000 and $10,028,000 during the six months ended October 31, 2000 and 1999, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings for the six months ended October 31, 2000 and 1999, was $690,000 and $534,000, respectively.

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

At October 31, 2000 and 1999, the Company held long term securities classified as available-for-sale. The decrease in gross unrealized gains on these securities during the first six months ended October 31, 2000 and the related deferred taxes was $2,252,000 and $788,000, respectively. The increase during the first six months of fiscal 2000 in gross unrealized gains on these securities and the related deferred taxes was $13,951,000 and $4,882,000, respectively.

Related Party Transactions - Note 6:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from all but three of the fifteen mutual funds for which Value Line is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the six months ended October 31, 2000 and October 31, 1999 investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $20,609,000 and $15,952,000, respectively. These amounts include service and distribution fees of $2,900,000 and $337,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $3,478,000 and $2,972,000 at October 31, 2000 and April 30, 2000, respectively.

For the six months ended October 31, 2000 and 1999, the Company was reimbursed $263,000 and $274,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. (the "Parent"). At October 31, 2000 and April 30, 2000, Receivable from Affiliates included a receivable from the Parent of $44,000 at the end of both periods, respectively. For the six months ended October 31, 2000 and 1999, the Company made federal income tax payments to the Parent amounting to $7,950,000 and $7,900,000, respectively.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Federal, State and Local Income Taxes - Note 7:

      The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

      The provision for income taxes includes the following:


                          Six months ended October 31,
                                2000       1999
                          ----------------------------
                                 (in thousands)
Current:
  Federal                     $ 7,455    $ 7,360
  State and local               1,774      1,416
                              -------    -------
                                9,229      8,776
Deferred:
  Federal                        (357)       388
  State and local                 (12)        49
                              -------    -------
                                 (369)       437
                              -------    -------
                              $ 8,860    $ 9,213
                              =======    =======

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   Disclosure of Reportable Segment Profit and Segment Assets (in thousands)


                                     Six months ended October 31, 2000
                                     Publishing  Investment   Total
                                                 Management
                                                  Services

Revenues from external customers      $ 27,871   $ 22,357   $ 50,228
Intersegment revenues                       54       --           54
Income from securities transactions        138      2,076      2,214
Depreciation and amortization            1,457         29      1,486
Segment profit                           8,039     11,358     19,397
Segment assets                          20,589    276,161    296,750
Expenditures for segment assets          1,064         90      1,154


                                     Six months ended October 31, 1999
                                     Publishing  Investment   Total
                                                 Management
                                                  Services

Revenues from external customers      $ 29,400   $ 17,846   $ 47,246
Intersegment revenues                       23       --           23
Income from securities transactions        125      2,271      2,396
Depreciation and amortization            1,113         15      1,128
Segment profit                          10,534      9,614     20,148
Segment assets                          20,064    237,345    257,409
Expenditures for segment assets            434          2        436

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)


                                              Six months ended October 31,
                                                   2000          1999
Revenues
Total revenues for reportable segments           $  50,282    $  47,269
Elimination of intersegment revenues                   (54)         (23)
                                                 ---------    ---------
  Total consolidated revenues                    $  50,228    $  47,246
                                                 =========    =========

Segment profit
Total profit for reportable segments             $  21,611    $  22,544
Less: Depreciation related to corporate assets         (29)         (31)
                                                 ---------    ---------
  Income before income taxes                     $  21,582    $  22,513
                                                 =========    =========

Assets
Total assets for reportable segments             $ 296,750    $ 257,409
Corporate assets                                       640        1,164
                                                 ---------    ---------
  Consolidated total assets                      $ 297,390    $ 258,573
                                                 =========    =========

                     [LETTERHEAD OF HOROWITZ & ULLMANN, P.C.

                            HOROWITZ & ULLMANN, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

A member of the                                               275 Madison Avenue
AICPA SEC Pratice Section                                    New York, NY  10016
New York State Society of CPAs                          Telephone (212) 532-3736
                                                        Facsimile (212) 545-8997
                                                       E-mail cpas@h-ullmann.com

                        REPORT OF INDEPENDENT ACCOUTANTS


To the Board of Directors and Shareholders of Value Line, Inc.
New York, NY

We have reviewed the accompanying consolidated balance sheet of Value Line, Inc. and its subsidiaries as of October 31, 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the six month periods ended October 31, 2000 and 1999. All information included in these financial statements is the representation of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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

December 14, 2000

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the "Company") had liquid resources, which are used in its business, of $272,790,000 at October 31, 2000. In addition to $84,885,000 of working capital, the Company had long-term securities available for sale with a market value of $187,905,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $7,946,000 for the six months ended October 31, 2000 was 40% higher than fiscal 2000's cash flow of $5,650,000. The increase was primarily due to a 26% increase in new full term subscription orders. Net cash inflows from investing activities during the first six months of fiscal 2001 were $24,342,000 higher than net cash flows for the first six months of fiscal 2000 due largely to the Company's decision to realign its long-term securities holdings.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2001.


RESULTS OF OPERATIONS:

Revenues for the second quarter and first six months of fiscal year 2001 exceeded the prior year's results by 10% and 6%, respectively and reached record high levels. Net earnings for the second quarter ended October 31, 2000 were $6,497,000 or $.65 per share, a 2% increase when compared to net earnings of $6,386,000 or $.64 per share for the three months ended October 31, 1999. The Company's net earnings for the six months ended October 31, 2000 of $12,722,000 or $1.27 per share compared to net earnings of $13,300,000 or $1.33 per share during fiscal 2000. The decline in the six months' net earnings was largely attributable to a substantial increase in advertising for the Company's mutual funds and publications.


Total assets at October 31, 2000 of $297,390,000 increased 15% from the balance at October 31, 1999.


Subscription revenues of $27,871,000 were 6% below revenues from the prior fiscal year. The decrease in subscription revenues compared to the prior year is due primarily to a 6% net decrease in revenues from the Value Line Investment Survey and related products, which includes the Value Line Investment Survey for Windows, Condensed Edition, Expanded Edition and Value Line Select. The decrease in publication revenues is largely a result of the reduced level of advertising during last fiscal year that occurred while the Company had been in the process of revising its advertising strategy. Additionally, the availability of free or low cost data on the Internet has also had a negative impact on revenue growth. Investment management fees and services revenues of $22,357,000 for the six months ended October 31, 2000, were 25% above the prior fiscal year's revenues. The higher revenues from investment management fees and services, compared to the prior year, resulted primarily from the receipt of service and distribution fees from a plan adopted under Rule 12b-1 of the Investment Company Act of 1940 for all but three of the fifteen mutual funds for which Value Line is the adviser, effective July 1, 2000. The increase in the year-over-year average net assets under management in the Company's mutual funds also contributed to the higher revenues. Assets under management in the Company's mutual funds at October 31, 2000 increased 5% from the level at October 31, 1999.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

Operating expenses for the six months ended October 31, 2000 of $30,860,000 were 14% above last year's expenses of $27,129,000. Total advertising and promotional expenses of $10,709,000 were 35% above the prior year's expenses. The Company compensated for the reduced level of advertising during the first quarter of last fiscal year, while it was revising its advertising strategy by increasing the level of advertising expenses during this fiscal year. When compared to the prior year, expenses increased 30% for the Value Line Investment Survey and related products, and $822,000 for the Value Line Mutual Funds, including expenses related to a selling arrangement for two of the Company's equity mutual funds. Additionally, promotion fees to discount brokers increased $414,000 based on the higher level of invested assets in the Value Line mutual funds through these brokers. Salaries and employee benefit expenses of $12,091,000 were 3% above expenses of $11,795,000 recorded in the prior fiscal year. The increase in salaries and employee benefit expenses is primarily attributable to higher anticipated employee benefit expenses as compared to last year's. The increase is partially offset by lower expenses due to the outsourcing of the Customer Service division at Compupower and staff reductions in the Asset Management and Y2K divisions. Production and distribution costs of $3,689,000 were 11% above expenses of $3,312,000 for the six months ended October 31, 1999. The additional production expenses resulted from the amortization of development costs for The Value Line Investment Survey for Windows Version 3, and for Version 2 of the Company's Website and higher outside data collection expenses for The Value Line Mutual Fund Survey. These increases were partly offset by lower paper, printing and distribution expenses related to lower production runs for print publications. Office and administration expenses of $4,371,000 were 6% above last year's expenses of $4,114,000. The increase from the prior year is primarily attributable to amortization of software for Internet enhancements and maintenance and for the Compupower Corporation's electronic fulfillment operation.

The Company's securities portfolios produced income of $2,214,000 for the six months ended October 31, 2000 compared to income of $2,396,000 during last fiscal year. The Value Line trading portfolio outperformed the Standard and Poor's 500 Market Index by 2% during the six month period ended October 31, 2000, compared to 6% during the same period last year. As a result of the higher invested cash position of the Company, dividend income from the Value Line mutual funds increased 56% from the level during the first six months of fiscal 2000.

                                  VALUE LINE, INC.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                               Value Line, Inc.
                                  (Registrant)


Date:  December 15, 2000       By:  s/ Jean Bernhard Buttner
                                    --------------------------------------------
                                    Jean Bernhard Buttner
                                    Chairman & Chief Executive Officer



Date:  December 15, 2000       By:  s/Stephen R. Anastasio
                                    --------------------------------------------
                                    Stephen R. Anastasio
                                    Chief Accounting Officer