Form 10-Q
period 2001-01-31
VALUE LINE INC
filed 2001-03-19
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2001               Commission file number 0-11306
                                                                       ---------

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

Registrant's telephone number including area code (212) 907-1500
                                                 ----------------

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

            Class                             Outstanding at January 31, 2001
            -----                             -------------------------------


Common stock, $.10 par value                         9,978,625 Shares
                                                     ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                              Jan. 31,                  April 30,
Assets                                                                         2001                       2000
                                                                             ----------                ----------
Current Assets:
  Cash and cash equivalents (including short term
   investments of $49,605 and $47,456, respectively)                            $49,897                   $47,933
  Trading securities                                                             23,014                    19,044
  Accounts receivable, net of allowance for doubtful
   accounts of $144 and $133, respectively                                        2,266                     2,495
  Receivable from affiliates                                                      3,264                     3,061
  Prepaid expenses and other current assets                                       1,243                     1,115
  Deferred income taxes                                                             139                       139
                                                                             ----------                ----------
    Total current assets                                                         79,823                    73,787

  Long term securities available for sale                                       193,435                   210,468
  Property and equipment, net                                                     9,664                    10,402
  Capitalized software and other intangible assets, net                           3,091                     3,541
                                                                             ----------                ----------
    Total assets                                                               $286,013                  $298,198
                                                                             ==========                ==========

Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                                       $6,194                    $7,162
  Accrued salaries                                                                1,888                     2,063
  Dividends payable                                                               2,495                     2,495
  Accrued taxes payable                                                           2,936                     1,041
                                                                             ----------                ----------
    Total current liabilities                                                    13,513                    12,761

  Unearned revenue                                                               38,107                    41,116
  Deferred income taxes                                                          23,674                    33,036
  Deferred charges                                                                  211                       419

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                               1,000                     1,000
  Additional paid-in capital                                                        959                       959
  Retained earnings                                                             166,334                   149,304
  Treasury stock, at cost (21,375 shares on 1/31/01,
   and 4/30/00)                                                                    (411)                     (411)
  Accumulated other comprehensive income, net of tax                             42,626                    60,014
                                                                             ----------                ----------
    Total shareholders' equity                                                  210,508                   210,866
                                                                             ----------                ----------
    Total liabilities and shareholders' equity                                 $286,013                  $298,198
                                                                             ==========                ==========

The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Three months ended               Nine months ended
                                                              Jan. 31,                         Jan. 31,

                                                       2001            2000             2001            2000
                                                     --------        --------         --------        --------
Revenues:
  Investment periodicals and
   related publications                               $14,189         $14,421          $42,060         $43,821
  Investment management fees & svcs                    10,767           9,644           33,124          27,490
                                                     --------        --------         --------        --------
    Total revenues                                     24,956          24,065           75,184          71,311
                                                     --------        --------         --------        --------

Expenses:
  Advertising and promotion                             6,591           6,760           17,300          14,668
  Salaries and employee benefits                        5,975           6,161           18,066          17,956
  Production and distribution                           1,979           1,661            5,668           4,973
  Office and administration                             2,275           2,397            6,646           6,511
                                                     --------        --------         --------        --------
    Total expenses                                     16,820          16,979           47,680          44,108
                                                     --------        --------         --------        --------

Income from operations                                  8,136           7,086           27,504          27,203
Income from securities transactions, net               10,803          14,976           13,017          17,372
                                                     --------        --------         --------        --------
Income before income taxes                             18,939          22,062           40,521          44,575
Provision for income taxes                              7,146           7,969           16,006          17,182
                                                     --------        --------         --------        --------
    Net income                                        $11,793         $14,093          $24,515         $27,393
                                                     ========        ========         ========        ========

Earnings per share, basic & fully diluted               $1.19           $1.41            $2.46           $2.75
                                                     ========        ========         ========        ========


The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   For the nine months
                                                                                                         ended
                                                                                               Jan 31,            Jan. 31,
                                                                                                2001               2000
                                                                                              ---------         ---------
Cash flows from operating activities:
  Net income                                                                                    $24,515           $27,393

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                   2,416             1,828
  Gains on sales of trading securities and securities held for sale                             (10,600)          (12,964)
  Unrealized losses/(gains) on trading securities                                                 1,647            (1,327)
  Writedown of equipment                                                                            161                 3

  Changes in assets and liabilities:
   Decrease in unearned revenue                                                                  (3,009)           (4,478)
   Decrease in deferred charges                                                                    (208)             (208)
   (Decrease)/increase in accounts payable and accrued expenses                                    (968)            2,869
   Decrease in accrued salaries                                                                    (175)             (317)
   Increase in accrued taxes payable                                                              1,895             3,813
   Increase in prepaid expenses and other current assets                                           (128)           (1,004)
   Decrease/(increase) in accounts receivable                                                       229              (157)
   Increase in receivable from affiliates                                                          (203)             (557)
                                                                                              ---------         ---------
    Total adjustments                                                                            (8,943)          (12,499)
                                                                                              ---------         ---------
Net cash provided by operations                                                                  15,572            14,894

Cash flows from investing activities:
  Proceeds from sales of long term securities                                                    35,075            11,528
  Purchases of long term securities                                                             (34,348)          (14,416)
  Proceeds from sales of trading securities                                                      30,543            20,870
  Purchases of trading securities                                                               (36,004)          (22,019)
  Acquisitions of property, and equipment                                                          (580)             (553)
  Expenditures for capitalized software                                                            (809)             (979)
                                                                                              ---------         ---------
Net cash used in investing activities                                                            (6,123)           (5,569)

Cash flows from financing activities:
  Dividends paid                                                                                 (7,485)           (7,484)
                                                                                              ---------         ---------
Net cash used in financing activities                                                            (7,485)           (7,484)
                                                                                              ---------         ---------
Net increase in cash and cash equivalents                                                         1,964             1,841
Cash and cash equivalents at beginning of period                                                 47,933            41,826
                                                                                              ---------         ---------
Cash and cash equivalents at end of period                                                      $49,897           $43,667
                                                                                              =========         =========


The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2000
                      (in thousands, except share amounts)
                                   (UNAUDITED)


                                 Common stock
                                                                                                        Accumulated
                                    Number            Additional                                           Other         Total
                                      of               paid-in    Treasury   Comprehensive  Retained   Comprehensive  Shareholders'
                                    shares    Amount   capital     Stock        income      earnings      income         Equity
                                   ---------  ------  ----------  --------   -------------  --------   -------------  -------------

Balance at May 1, 2000             9,978,625  $1,000        $959     ($411)                 $149,304         $60,014       $210,866

Comprehensive income
 Net income                                                                        $24,515    24,515                         24,515
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           (17,388)                  (17,388)       (17,388)
                                                                             -------------
Comprehensive income                                                                $7,127
                                                                             =============

Dividends declared                                                                            (7,485)                        (7,485)
                                   ---------  ------  ----------  --------                  --------   -------------  -------------
Balance at January 31, 2001        9,978,625  $1,000        $959     ($411)                 $166,334         $42,626       $210,508
                                   =========  ======  ==========  ========                  ========   =============  =============

The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2000
                      (in thousands, except share amounts)
                                   (UNAUDITED)


                                 Common stock
                                                                                                        Accumulated
                                    Number            Additional                                           Other         Total
                                      of               paid-in    Treasury   Comprehensive  Retained   Comprehensive  Shareholders'
                                    shares    Amount   capital     Stock        income      earnings      income         Equity
                                   ---------  ------  ----------  --------   -------------  --------   -------------  -------------
Balance at May 1, 1999             9,978,625  $1,000        $959     ($411)                 $125,585         $39,770       $166,903
Comprehensive income
 Net income                                                                        $27,393    27,393                         27,393
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                            14,020                    14,020         14,020
                                                                             -------------
Comprehensive income                                                               $41,413
                                                                             =============
Dividends declared                                                                            (7,484)                        (7,484)
                                   ---------  ------  ----------  --------                  --------   -------------  -------------
Balance at January 31, 2000        9,978,625  $1,000        $959     ($411)                 $145,494         $53,790       $200,832
                                   =========  ======  ==========  ========                  ========   =============  =============



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

Cash and Cash Equivalents:
The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2001 and April 30, 2000, cash equivalents included $49,314,000 and $46,726,000, respectively, invested in the Value Line money market funds.

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

Trading securities, which consist of securities held by Value Line Securities, Inc., the Company's broker-dealer-subsidiary, are valued at market with realized and unrealized gains and losses included in earnings.

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

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:
Securities held by the Company and by Value Line Securities, Inc. had an aggregate cost of $21,441,000 and $15,821,000 and a market value of $23,014,000 and $19,044,000 at January 31, 2001 and April 30, 2000, respectively.

Long-Term Securities Available for Sale:
The aggregate cost of the long-term securities was $127,857,000 and $118,135,000 and the market value was $193,435,000 and $210,468,000 at January 31, 2001 and April 30, 2000, respectively. At January 31, 2001, the decrease in gross unrealized appreciation on these securities of $26,751,000, net of deferred taxes of $9,363,000, was included in shareholders' equity. The Company received gross proceeds of $35,075,000 and $11,528,000 from sales of long term securities during the nine months of fiscal 2001 and 2000, respectively.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $14,111,000 and $13,827,000 during the nine months ended January 31, 2001 and 2000, respectively.

EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN - NOTE 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings for the nine months ended January 31, 2001 and 2000, was $1,035,000 and $879,000, respectively.

COMPREHENSIVE INCOME - NOTE 5:

Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At January 31, 2001 and 2000, the Company held long term securities classified as available-for-sale. The decrease in gross unrealized gains on these securities during the nine months ended January 31, 2001 and the related deferred taxes was $26,751,000 and $9,363,000, respectively. The increase during the first nine months of fiscal 2000 in gross unrealized gains on these securities and the related deferred taxes was $21,570,000 and $7,550,000, respectively.

RELATED PARTY TRANSACTIONS - NOTE 6:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from all but three of the fifteen mutual funds for which Value Line is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the nine months ended January 31, 2001 and January 31, 2000 investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $30,682,000 and $24,656,000, respectively. These amounts include service and distribution fees of $4,742,000 and $556,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $3,170,000 and $2,972,000 at January 31, 2001 and April 30, 2000, respectively.

For the nine months ended January 31, 2001 and 2000, the Company was reimbursed $389,000 and $387,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At January 31, 2001 and April 30, 2000, Receivable from Affiliates included a receivable from the Parent of $51,000 and $44,000, respectively. For the nine months ended January 31, 2001 and 2000, the Company made federal income tax payments to the Parent amounting to $11,450,000 and $10,900,000, respectively.

FEDERAL, STATE AND LOCAL INCOME TAXES - NOTE 7:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:


                                       Nine months ended January 31,

                                         2001                 2000
                                       -----------------------------
                                                (in thousands)
Current:
  Federal                               $14,004             $14,036
  State and local                         2,537               2,501
                                       -----------------------------
                                         16,541              16,537
Deferred:
  Federal                                  (519)                680
  State and local                           (16)                (35)
                                       -----------------------------
                                           (535)                645
                                       -----------------------------
                                        $16,006             $17,182
                                       =============================


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

    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)


                                                                       Nine months ended January 31, 2001
                                                              Publishing         Investment             Total
                                                                                 Management
                                                                                   Services

Revenues from external customers                                 $42,060            $33,124           $75,184
Intersegment revenues                                                101                 --               101
Income from securities transactions                                  216             12,801            13,017
Depreciation and amortization                                      2,308                 61             2,369
Segment profit                                                    11,652             15,900            27,552
Segment assets                                                    20,007            265,388           285,395
Expenditures for
 segment assets                                                    1,280                100             1,380


                                                                      Nine months ended January 31, 2000
                                                              Publishing         Investment             Total
                                                                                 Management
                                                                                   Services

Revenues from external customers                                 $43,821            $27,490           $71,311
Intersegment revenues                                                 35                 --                35
Income from securities transactions                                  188             17,184            17,372
Depreciation and amortization                                      1,725                 50             1,775
Segment profit                                                    14,468             12,788            27,256
Segment assets                                                    20,940            264,952           285,892
Expenditures for
 segment assets                                                    1,530                  2             1,532


                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)


                                                       Nine months ended January 31,
                                                          2001               2000
                                                       -----------------------------
Revenues
Total revenues for reportable segments                   $75,285            $71,346
Elimination of intersegment revenues                        (101)               (35)
                                                       -----------------------------
  Total consolidated revenues                            $75,184            $71,311
                                                       =============================

Segment profit
Total profit for reportable segments                     $40,569            $44,628
Less: Depreciation related to corporate assets               (48)               (53)
                                                       -----------------------------
  Income before income taxes                             $40,521            $44,575
                                                       =============================

Assets
Total assets for reportable segments                    $285,395           $285,892
Corporate assets                                             618              1,073
                                                       -----------------------------
  Consolidated total assets                             $286,013           $286,965
                                                       =============================

                            HOROWITZ & ULLMANN, P.C.
                          Certified Public Accountants


                                                              275 Madison Avenue
A member of the                                              New York, NY  10016
AICPA SEC Practice Section                             Telephone: (212) 532-3736
New York State Society of CPA's                        Facsimile: (212) 545-8997
                                               E-mail: cpas@horowitz-ullmann.com


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Value Line, Inc.
New York, NY

We have reviewed the accompanying consolidated balance sheet of Value Line, Inc. and its subsidiaries as of January 31, 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the nine month periods ended January 31, 2001 and 2000. All information included in these financial statements is the representation of the Company's management.

We conducted our review in accordance with-standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Horowitz & Ullmann, P.A.

March 15, 2001

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

Value Line, Inc. (the "Company") had liquid resources, which are used in its business, of $259,745,000 at January 31, 2001. In addition to $66,310,000 of working capital, the Company had long-term securities available for sale with a market value of $193,435,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $15,572,000 for the nine months ended January 31, 2001 was 5% higher than fiscal 2000's cash flow of $14,894,000. The increase was primarily due to a 38% increase in new full term subscription orders. Net cash outflows from investing activities during the first nine months of fiscal 2001 were $554,000 higher than net cash outflows for the first nine months of fiscal 2000 due largely to the Company's decision to realign its long-term securities holdings and invest additional funds in its trading portfolio.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2001.


RESULTS OF OPERATIONS:

Revenues of $75,184,000 and $24,956,000 for the first nine months and third quarter of fiscal year 2001 set new record highs for the Company and exceeded last year's revenues by 5% and 4%, respectively. Operating income of $27,504,000 for the nine months ended January 31, 2001, was 1% higher than operating income of $27,203,000 for the same period of last fiscal year. Operating income for the third quarter was 15% higher than the previous year's. Net income for the nine months ended January 31, 2001 of $24,515,000, or $2.46 per share, compares to the prior year's net income of $27,393,000, or $2.75 per share.

Total assets at January 31, 2001 of $286,013,000 were approximately equal to the total assets at January 31, 2000. However, shareholders' equity increased 5% to $210,508,000 during the same period.

Subscription revenues of $42,060,000 were 4% below revenues of the prior fiscal year. The decrease in subscription revenues compared to the prior year is due primarily to a 5% net decrease in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which includes THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, CONDENSED, EXPANDED EDITION AND V.L. SELECT. The decrease in publication revenues is largely a result of the reduced level of advertising during last fiscal year that occurred while the Company had been in the process of revising its advertising strategy. Additionally, the availability of free or low cost data on the Internet is believed to have had a negative impact on revenue growth. Investment management fees and services revenues of $33,124,000 for the nine months ended January 31, 2001, were 20% above the prior fiscal year's revenues. The increase in revenues from investment management fees and services, compared to the prior year, resulted primarily from the receipt of higher service and distribution fees and higher investment advisory fees from the Value Line Mutual Funds. The increase in service and distribution fees resulted from the additional revenues received during fiscal 2001 from a plan adopted under Rule 12b-1 of the Investment Company Act of 1940 for all but two of the fifteen mutual funds for which Value Line is the adviser, effective July 1, 2000. The increase of 5% in the year-over-year average net assets under management in the Company's mutual funds contributed to the higher investment advisory fees.

Operating expenses for the nine months ended January 31, 2001 of $47,680,000 were 8% higher than last year's expenses of $44,108,000. Total company-wide advertising and promotional expenses of $17,300,000 were 18% above the prior year's expenses. When compared to the prior year, advertising

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

expenses increased 3% for THE VALUE LINE INVESTMENT SURVEY and related products, and a 42% increase in advertising expenses for the Value Line mutual funds, including expenses relating to a selling arrangement for two of the Company's equity mutual funds. Additionally, promotion fees to discount brokers for attracting additional investments in the Value Line mutual funds increased $400,000 based on the higher level of invested assets the mutual funds experienced through these brokers. Salaries and employee benefit expenses of $18,066,000 were 1% above expenses of $17,956,000 recorded in the prior fiscal year. The increase in salaries and employee benefit expenses is primarily attributable to higher employee benefit expenses as compared to last fiscal year. The increase is partially offset by lower expenses due to the outsourcing of the Customer Service division and staff reductions in the Asset Management, Y2K and data collection divisions. Production and distribution costs for the first nine months of fiscal 2001 of $5,668,000 were 14% above expenses of $4,973,000 for the nine months ended January 31, 2000. The increase in production expenses resulted from the amortization of development costs for THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS Version 3 and Version 2 of the Company's Website and higher outside data collection expenses for THE VALUE LINE MUTUAL FUND SURVEY. These increases were partly offset by lower paper, printing and distribution expenses related to lower production runs for print publications. Office and administration expenses of $6,646,000 were 2% above last year's expenses of $6,511,000. The increase from the prior year is primarily attributable to amortization of development costs for Internet enhancements and maintenance and for the electronic subscription fulfillment operation.

The Company's securities portfolios produced income of $13,017,000 for the nine months ended January 31, 2001 compared to income of $17,372,000 during last fiscal year. The Value Line trading portfolio produced a return similar to the weighted average benchmark indices. However, the decline in these financial markets indices during the latter part of the third quarter of fiscal 2001 as compared to last fiscal year, resulted in trading losses that accounted for most of the decrease in the income from securities transactions. Dividend income from the Value Line mutual funds increased 38% from the level during first nine months of fiscal 2000.

                                VALUE LINE, INC.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Value Line, Inc.
                                            (Registrant)



Date: March 19, 2001                     By: /s/Jean Bernhard Buttner
                                           -------------------------------------
                                            Jean Bernhard Buttner
                                            Chairman & Chief Executive Officer


Date: March 19, 2001                    By: /s/Stephen R. Anastasio
                                          --------------------------------------
                                            Stephen R. Anastasio
                                            Chief Accounting Officer