Form 10-K
period 2001-04-30
VALUE LINE INC
filed 2001-07-30
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended April 30, 2001          Commission File Number 0-11306

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

                                         Yes  /X/        No / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the registrant's voting stock held by non-affiliates on June 18, 2001 was $54,575,452.

       There were 9,978,925 shares of the Company's Common Stock outstanding at June 18, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

       None

                                     Part I


Item 1. BUSINESS.

      Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). As of June 28, 2001, AB & Co. owned approximately 86% of the Company's issued and outstanding common stock.

      The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing investment advisory services to mutual funds, institutions and individual clients. VLP publishes in both print and electronic formats The Value Line Investment Survey(TM), one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Expanded Edition, The Value Line Investment Survey - Condensed Edition, Value Line Select, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line Special Situations Service, The Value Line Options Survey and The Value Line Convertibles Survey. VLP also provides current and historical financial databases (DataFile, Estimates & Projections, Convertibles, Mutual Funds and other services) in standard computer formats and markets investment analysis software, The Value Line Investment Survey FOR WINDOWS(R), The Mutual Fund Survey FOR WINDOWS(R), Value Line Daily Options Survey and Value Line Electronic Convertibles. These electronic products are available on CD-Rom and offered directly on the Company's internet site, WWW.VALUELINE.COM. The Company's print and electronic services are marketed through media, direct mail and the internet to retail and institutional investors.

      The Company is the investment adviser for the Value Line Family of Mutual Funds, which on April 30, 2001, included 15 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

      In addition to VLP, the Company's other wholly-owned subsidiaries include a registered broker-dealer, Value Line Securities, Inc., and an advertising agency, Vanderbilt Advertising Agency, Inc. These subsidiaries primarily provide services used by the Company in its investment management and publishing businesses. Compupower Corporation, another subsidiary, serves the subscription fulfillment needs of the Company's publishing operations. Value Line Distribution Center, Inc. ("VLDC") handles all of the mailings of the publications to the Company's subscribers. Additionally, VLDC provides office space for Compupower Corporation's computer operations center. The name "Value Line," as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. As used herein, except as the context otherwise requires, the term "Company" includes the Company and its consolidated subsidiaries.

A.  Investment Information and Publications.

      VLP publishes investment related publications and produces electronic products described below:

      l. Publications:

      The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. Two of the more important evaluations for each stock covered are "Timeliness(TM)" and "Safety (TM)." "Timeliness(TM)" relates to the probable relative price performance of a stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" rankings are a measure of risk and are based primarily on the issuer's relative financial strength and its stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 100 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with weekly updates when relevant.

      The Expanded Edition of The Value Line Investment Survey is a weekly publication, introduced in 1995, that provides detailed descriptions of approximately 1,800 additional small-and medium-capitalization stocks, many listed on NASDAQ, beyond the 1,700 stocks of larger-capitalization companies traditionally covered in The Value Line Investment Survey. Like The Value Line Investment Survey, the Expanded Edition has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey. A combined Index, published quarterly, allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered.

      The Expanded Edition includes a number of unique as well as standard features. One unique feature, The Performance Ranking System incorporates many of the elements of the Value Line Timeliness(TM) Ranking System, modified to accommodate the 1,800 stocks in the Expanded Edition. The Performance(TM) Rank is based on earnings growth and price momentum and is designed to predict relative price performance over the next six to 12 months.

      The principal difference between the Expanded Edition and The Value Line Investment Survey's Standard Edition is that the Expanded Edition does not include Value Line's financial forecasts or analysts' comments. This modification has allowed VLP to offer this service at a relatively low price.

      The Value Line Mutual Fund Survey is a bi-weekly publication introduced in 1993, that provides full-page profiles of 1,500 mutual funds and condensed coverage of an additional 500 funds. Every two weeks subscribers receive an updated issue, containing about 150 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of more than 2,000 funds, as well as articles on investment trends and issues concerning mutual fund investors. The Value

Line Mutual Fund Survey also includes semi-annual profiles and analyses on 100 of the nation's major fund families. Funds are ranked for both risk and overall risk-adjusted performance using strictly quantitative means. A large binder is provided to house the fund reports.

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

      The Value Line Options Survey, a periodical weekly service published 24 times a year, evaluates and ranks the expected performance of the most active options listed on United States exchanges (approximately 10,000). An electronic version of this publication, The Value Line Daily Options Survey (available over the Internet), was introduced during the latter part of fiscal 1995. A new enhanced version was introduced in May of 2001 on our website at www.valueline.com. The new features consist of an interactive database, new spreadsheets and over 25,000 options covered.

      The Value Line Convertibles Survey, a periodical service published 48 times a year, evaluates and ranks for future market performance approximately 600 convertible securities (bonds and preferred stocks) and approximately 120 warrants.

      Value Line Select, a monthly publication, was first published in January 1998. As a stock recommendation service with an exclusive circulation, it focuses each month on one company that VLP analysts, economists and statisticians recommend as an investment. Recommendations are backed by in-depth research and subject to ongoing monitoring.

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

      2. Electronic Products:

      Value Line Investment Survey FOR WINDOWS(R), a weekly publication, is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities by utilizing almost 300 data fields on over 6,000 stocks, industries and indices, including the 1,700 stocks covered in VLP's benchmark publication, The Value Line Investment Survey. The product was introduced in June 1996. Version 3.0 of the product was released in April of 2000 with major enhancements to the user interface and the ability for users to update data from our internet site (www.valueline.com). New features are added continuously. Since the latter part of 1998, customers can view and print the proprietary page format directly through the Website.

      Value Line Investment Survey FOR WINDOWS(R) provides over 250 search fields , more than 100 charting and graphing variables for comparative research, and 10 years of historical financial data for scrutinizing performance, risk and yield. The software includes a portfolio module that lets users create and track their own stock portfolios. In addition to containing digital replicas of the entire Value Line Investment Survey, the program includes up-to the-minute data updates through its seemless integration with the Value Line website (www.valueline.com). This product is available on CD-ROM or directly through the internet site at www.valueline.com.

      A Special Plus Stock Edition, a weekly publication is a powerful yet economical professional tool on CD-ROM, is distributed on a monthly basis with daily internet updates. The Plus Edition contains full financial and business descriptions on over 6,000 stocks and industries providing over 350 data fields.

      Both versions are compatible with Windows 2000, 98, NT 4.X, and 95.

      Value Line Mutual Fund Survey FOR WINDOWS(R), a bi-weekly publication, is the electronic version of the Value Line Mutual Fund Survey. The program features powerful sorting, filtering and portfolio analysis. Version 2 was introduced in 1998, with added features such as style attribution analysis, portfolio stress tester, portfolio rebalancing, correlation of fund returns, manager bios and photos and hypothetical assets to differentiate us from the competition.

      Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

      Value Line DataFile contains current and historic annual and quarterly financial records for more than 6,000 companies in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities brokers. DataFile has over 400 annual and over 80 quarterly fields for each of the companies in the database. DataFile is sold to the institutional market. Value Line Data File II, which includes less historical data is also available. This version complies with Microsoft Access format for small businesses. During fiscal 1997, Value Line introduced the Value Line Mutual Fund Data File. We cover over 11,000 mutual funds with 20 years of historical data which consists of almost 200 data fields. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial performance and projections of stock-price ranges, as well as a Convertible Securities File and custom services.

      The Total Return Service is a customized data service. It was developed to help publicly traded companies meet the SEC's mandated executive-compensation disclosure requirements. The service consists of a line graph comparing the total return of a public company's stock over the last five years to a published equity market index and a published or constructed industry index.

      Technological initiatives to automate and upgrade data information systems are currently underway. This project will increase the number of stocks in the various Value Line publications to include all U.S. company stocks covered on the major exchanges, and decrease the amount of time it takes to input new company data.

3.    Value Line Internet:

      Most Value Line products and services are available from the company's Website www.valueline.com. The site includes a multimedia section that features daily market reports and updates on stocks, options, mutual funds and convertibles as well as Webcasting of daily analyst commentary and fast-breaking developments on companies in the news. In addition, Value Line has added a host of new tools to chart and filter stocks and mutual funds along with tools to build a portfolio, customize a report and receive Value Line reports.

      A new Internet-only service, the Value Line Research Center, includes on-line access to Value Line's leading publications covering stocks, mutual funds, options and convertible securities as well as special situation stocks. This service includes full subscriptions to The Value Line Investment Survey, The Value Line Mutual Fund Survey, The Value Line Daily Options Survey, The Value Line Investment Survey Expanded Edition, The Value Line Convertibles Survey and The Special Situation Survey.

B.    Investment Management.

      As of April 30, 2001, the Company was the investment adviser for 15 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, underwrites and distributes shares of the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Shareholder services for the Value Line Funds are provided by National Financial Data Services, an unaffiliated entity associated with State Street Bank and Trust Company.

Total net assets of the Value Line Funds at April 30, 2001, were:

                                                        (in thousands)

    The Value Line Fund, Inc.                            $  347,860
    Value Line Income and Growth Fund, Inc.                 203,598
    The Value Line Special Situations Fund, Inc.            333,627
    Value Line Leveraged Growth Investors, Inc.             552,768
    The Value Line Cash Fund, Inc.                          409,236
    Value Line U.S. Government Securities Fund, Inc.        143,423
    Value Line Centurion Fund, Inc.                         628,560
    The Value Line Tax Exempt Fund, Inc.                    165,996
    Value Line Convertible Fund, Inc.                        67,258
    Value Line Aggressive Income Trust                       83,023
    Value Line New York Tax Exempt Trust                     28,724
    Value Line Strategic Asset Management Trust           1,315,227
    Value Line Emerging Opportunities Fund, Inc.             43,119
    Value Line Asset Allocation Fund, Inc.                  290,829
    Value Line U.S. Multinational Company Fund, Inc.         30,978
                                                         ----------
                                                         $4,644,226
                                                         ==========


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

      3. Value Line Securities, Inc.:

      Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). Since 1986, VLS has effected brokerage transactions in exchange-listed securities for certain of the Value Line Funds, clearing such transactions on a fully disclosed basis through unaffiliated broker-dealers who receive a portion of the gross commissions. During the past two fiscal years, the Company received service and distribution fees, pursuant to SEC rule 12B-1 from certain Value Line Funds which were used to offset marketing and distribution costs for these funds.

      4. Value Line Distribution Center, Inc.:

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

THE VALUE LINE STRATEGY TRUST SERIES I:

      During the past year the Company licensed certain trademarks and proprietary information for a new series of "unit investment trusts", THE VALUE LINE STRATEGY TRUST SERIES I. The fundamental strategy for this Trust and future Trusts in this series is to invest in the 100 Rank #1 stocks and maintain a static portfolio position in these 100 stocks for a fourteen-month period. At the end of the fourteen months the portfolio will be liquidated and the investors will be invited to reinvest their distribution in the next available VALUE LINE STRATEGY TRUST SERIES . Ranson, the underwriter of the UITs, says it intends to introduce a new UIT Series every two months. These unit investment trusts are sold by an extensive network of brokerage firms and provide publicity for the ranking system within the brokerage industry. As of June 18, 2001, a total asset value of approximately $40,000,000 has been invested in these series trusts.

VALUE LINE TARGET 25 PORTFOLIO: The fundamental strategy for this Trust and future Trusts in this series is to invest in a selected 25 stocks of the 100 Rank #1 stocks and maintain a static portfolio position in these 25 stocks for a thirteen-month period. At the end of the thirteen months the portfolio will be liquidated and the investors will be invited to reinvest their distribution in the next available VALUE LINE TARGET 25 PORTFOLIO. Nike Securities, the underwriter of this UIT, says it intends to introduce a new UIT series every month. These unit investment trusts are sold by an extensive network of brokerage firms and provide a unique exposure for the ranking system within the brokerage industry. As of June 18, 2001, aggregate assets of over $140,000,000 have been invested in these series trusts.

ENHANCED INDEX PORTFOLIO: The Enhanced Index Portfolio offered by Nike Securities, uses the same investment strategy as the Value Line Target 25 Portfolio except that the Enhanced Index Portfolio maintains a static investment position for a period of fifteen months. The fundamental difference is that this portfolio only places one-third of its assets into the Value Line Target 25 portfolio strategy. (The other two-thirds of the assets use a Dow Jones Index and the Nasdaq 100 Index strategy). As of June 18, 2001, aggregate assets of over $15,000,000 have been invested in the Value Line Target 25 Portfolio via this trust.

VALUE LINE 100 #1 RANKED PORTFOLIO: The fundamental strategy of this Trust offered by both Nike and Ranson is to invest in the 100 Value Line Rank #1 stocks and maintain a static portfolio position in these stocks for a period up to fifteen months. As of June 18, 2001, aggregate assets of $10,000,000 have been invested in these trusts.

E.    Investments.

      The Company invests in the Value Line Funds and in other marketable securities.

F.    Employees.

      At April 30, 2001, the Company and its subsidiaries employed 291 people.

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

G.    Assets.

      The Company's assets identifiable to each of its principal business segments were as follows:


                                           April 30,
                                       2001         2000
                                         (in thousands)

      Investment Periodicals
          & Related Publications     $ 20,836     $ 21,393
      Investment Management           248,905      276,195
      Corporate Assets                  1,251          610
                                     --------     --------
                                     $270,992     $298,198

H.    Competition.

      The investment management, and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. The Company believes that it is one of the world's largest independent securities research organizations and that it publishes one of the world's largest investment periodicals service in terms of number of subscriptions, annual revenues and number of equity research analysts.

I.    Executive Officers.

      The following table lists the names, ages (at June 18, 2001), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Each of the following has held an executive position with the companies indicated for at least five years.


Name                       Age      Principal Occupation or Employment
---------------------     -----     -------------------------------------------
Jean Bernhard Buttner      66       Chairman of the Board, President and Chief
                                    Executive Officer of the Company and AB&Co.
                                    Chairman of the Board and President of each
                                    of the Value Line Funds.

Samuel Eisenstadt          78       Senior Vice President and Research Chairman.

David T. Henigson          43       Vice President and Treasurer; Director of
                                    Compliance and Internal Audit; Vice
                                    President, Secretary and Treasurer of
                                    each of the Value Line Funds; Vice President
                                    of AB&Co.

Howard A. Brecher          47       Vice President and Secretary; Vice
                                    President, Secretary, Treasurer and General
                                    Counsel of AB&Co.


Item 2. PROPERTIES.

      On June 4, 1993, the Company entered into a lease agreement for approximately 77,000 square feet that provided for the relocation of its office space to 220 East 42nd Street, New York, New York. On September 14, 2000, the Company amended its New York lease for office space and returned to the landlord 6,049 sq. ft. of excess capacity. The Company now leases approximately 71,000 square feet of office space at 220 East 42nd Street in New York. During January 1996, a subsidiary of the Company purchased for cash an approximately 85,000 square feet warehouse facility for $4,100,000. The new facility has consolidated into a single location the distribution operations for the various Company publications and the fulfillment operations of Compupower Corporation. The remaining building capacity provides warehouse space, a disaster recovery site and will provide for future business expansion. The Company believes the capacity of these facilities is sufficient to meet the Company's current and expected future requirements.

Item 3. LEGAL PROCEEDINGS.

      There are no material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, 2001.

                                     Part II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

      The Registrant's Common Stock is traded on the over-the-counter market. The approximate number of record holders of the Registrant's Common Stock at April 30, 2001 was 1,268. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:


                                                                         Dividend
                               High                        Low           Declared
Quarter Ended             Bid         Asked          Bid          Asked  Per Share

July 31, 1999 ......    $40.8125     $42.0000      $36.7500     $37.1250   $.25
October 31, 1999 ...     38.2500      39.2500       33.0000      34.8750    .25
January 31, 2000 ...     37.5000      39.2500       34.2500      34.6250    .25
April 30, 2000 .....    $39.0000     $40.2500      $32.6250     $34.7500   $.25

July 31, 2000 ......    $38.8750     $39.0000      $33.0000     $33.2500   $.25
October 31, 2000 ...     37.0625      38.1250       33.7500      34.1250    .25
January 31, 2001 ...     37.0630      38.0000       34.0625      34.1875    .25
April 30, 2001 .....    $41.8130     $43.0000      $36.3750     $37.5000   $.25

Item 6. SELECTED FINANCIAL DATA.

      Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.


                                            Years ended April 30,

                           2001          2000         1999         1998       1997
                                (in thousands, except per share amounts)

Revenues:

  Investment
  periodicals
  and related
  publications ......     $ 56,042     $ 58,857     $ 62,220     $ 61,210     $ 62,442

  Investment
  management
  fees and services .     $ 42,349     $ 37,385     $ 33,080     $ 32,405     $ 29,136

  Gain on sale of
  operating facility      $     --     $     --     $    518     $     --     $     --

  Settlement  of
  disputed securities
  transaction .......     $     --     $     --     $     --     $     --     $    196

  Total revenues ....     $ 98,391     $ 96,242     $ 95,818     $ 93,615     $ 91,774

  Income from
  operations ........     $ 37,811     $ 36,428     $ 39,436     $ 39,360     $ 36,277

 Net income .........     $ 24,091     $ 33,698     $ 27,172     $ 35,177     $ 45,512

 Earnings per
 share, basic and
 fully diluted ......     $   2.41     $   3.38     $   2.72     $   3.53     $   4.56

Total assets ........     $270,992     $298,198     $243,807     $207,525     $160,310

Cash dividends
declared per share ..     $   1.00     $   1.00     $   1.00     $   1.00     $  15.95

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                   FISCAL 2001

                                OPERATING RESULTS

      Revenues of $98,391,000 for the twelve months of fiscal year 2001 set a new record high for the Company and exceeded last year's revenues by 2%. Operating income of $37,811,000 for the twelve months ended April 30, 2001, ranked third highest in the Company's history and was 4% higher than operating income of $36,428,000 for the same period of last fiscal year. Net income for the twelve months ended April 30, 2001 of $24,091,000, or $2.41 per share, was below the prior year's net income of $33,698,000, or $3.38 per share due to lower income from securities transactions that resulted from a falling equity market and tax advantaged sales from the Company's long-term securities holdings and trading portfolio during the fiscal year. Without the tax selling, earnings per share would have been $2.98 for fiscal 2001. However, this strategy saved the Company nearly $4,000,000 in current income tax payments.

      Subscription revenues of $56,042,000 for fiscal 2001 compare to revenues of $58,857,000 during the prior fiscal year. The decrease in subscription revenues compared to the prior year is due primarily to a 6% net decrease in revenues from THE VALUE LINE INVESTMENT SURVEY. This decrease was partially offset by increases in revenues from related products including THE VALUE LINE INVESTMENT SURVEY ON THE WEB and VALUE LINE SELECT. The decrease in publication revenues resulted in part from reduced levels of advertising during the first half of the prior fiscal year that occurred while the Company had been in the process of revising its advertising strategy. Additionally, the availability of free or low cost data on the Internet is believed to have had a negative impact on revenue growth. Extremely difficult market conditions facing investors throughout the fiscal year has also restrained demand for the Company's investment publications. Investment management fees and services revenues of $42,349,000 for the twelve months ended April 30, 2001, were 13% above the prior fiscal year's revenues. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from thirteen of the fifteen Value Line mutual funds. The increase in revenues from investment management fees and services, compared to the prior year, resulted primarily from the receipt of higher service and distribution fees from the Value Line Mutual Funds. Average assets under management in the Company's mutual funds were 2% lower than the prior year's average net assets.

      Operating expenses for the twelve months ended April 30, 2001 of $60,580,000 were well controlled, and only 1% higher than last year's expenses of $59,814,000. Although cost components for our direct mail campaigns such as paper and postage, and media advertising rates have risen between 5% and 10%, total company-wide advertising and promotional expenses of $21,342,000 were 1% below the prior year's expenses of $21,629,000. Advertising for the Company's publications decreased $2,476,000, primarily resulting from fewer television and media advertisements. Additionally, last year's advertising included $953,000 of expenses related to the employment of an outside advertising agency to promote the Company's products. Advertising expenses for the Value Line mutual funds increased $1,885,000. Salaries and employee benefit expenses of $22,728,000 were 1% below expenses of $22,986,000 recorded in the prior fiscal year. Production and distribution costs for the twelve months of fiscal 2001 of $8,058,000 were 18% above expenses of $6,809,000 for the twelve months ended April 30, 2000. The increase in production expenses resulted from the amortization of new product development costs for THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS Version 3 and Version 2 of the Company's Website, expenses associated with outsourcing a portion of the Company's stock and mutual fund data collection services and amortization of previously deferred costs for the development of computer software for internal use based on new accounting methodology promulgated by the Financial Accounting Standards Board. These increases were partly offset by lower production and distribution expenses related to lower production runs for print publications. Office and administration expenses of $8,452,000 were 1% higher than last year's expenses of $8,390,000.

      The Company's securities portfolios produced income of $3,118,000 for the twelve months ended April 30, 2001 compared to income of $18,504,000 during last fiscal year. The steady decline in the valuation of securities that started at the beginning of fiscal year 2001 and accelerated dramatically during the third quarter, with the NASDAQ index falling 47% during fiscal year 2001, resulted in trading losses of $5,471,000 during the twelve months ended April 30, 2001, versus a gain of $3,862,000 during the same period of last fiscal year. In light of the decline in the equity markets and as part of Value Line's tax and investment strategy, the Company realigned certain of its long term securities holdings and trading securities which resulted in the recognition of approximately $9,500,000 in capital losses that mostly offset previously recognized capital gains. This tax strategy succeeded in reducing the Company's federal, state and city income taxes by almost $4,000,000. Dividend income from the Company's investments in the Value Line mutual funds increased 29% from fiscal 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company had liquid resources, which are used in its business, of $246,697,000 at April 30, 2001. In addition to $97,913,000 of working capital, the Company had long-term securities available for sale with a market value of $148,784,000, that, although classified as non-current assets, are also readily marketable should the need arise.

      The Company's cash flow from operations of $25,648,000 for the twelve months ended April 30, 2001 was 31% higher than fiscal 2000's cash flow of $19,637,000. The increase was primarily due to the tax savings strategy employed by the Company after the substantial decline in the financial markets and from the higher level of operating income that resulted from record high revenues. Net cash inflows from investing activities during the twelve months of fiscal 2001 were $26,365,000 higher than net cash outflows for the twelve months of fiscal 2000 due largely to the Company's decision to realign its long-term securities holdings and trading portfolio in accordance with it's tax and investment strategies.

      Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2002.

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

      Total assets of $298,198,000 at April 30, 2000 increased 22% from the balance at April 30, 1999.

      Subscription revenues of $58,857,000 were 5% below revenues from the prior fiscal year. The decrease in subscription revenues compared to the prior year is due primarily to a 5% net decrease in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which includes THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, CONDENSED, EXPANDED EDITION AND VALUE LINE SELECT. The decrease in publication revenues is largely a result of the reduced level of advertising that occurred while the Company has been in the process of revising its advertising strategy. Additionally, the availability of free or low cost data on the Internet has also had a negative impact on revenue growth. The decline in revenues from THE VALUE LINE INVESTMENT SURVEY was offset in part by increased revenues from THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE INVESTMENT SURVEY - CONDENSED EDITION and VALUE LINE SELECT products. Investment management fees and services revenues of $37,385,000 for fiscal 2000, a new record high for the Company for any fiscal year, were $4,305,000, or 13%, above the prior year's revenues. The higher revenues from investment management fees and services, compared to the prior year, resulted primarily from the increase in the year-over-year average net assets under management in the Company's mutual funds. Reduced revenues from individually managed asset accounts partially offset the increased revenues from the Company's mutual funds. Assets under management in the Company's mutual funds at April 30, 2000 increased 20% from the level at April 30, 1999.

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

      The Company's securities portfolios produced income of $18,504,000 for the twelve months ended April 30, 2000, an increase of $13,311,000 over last year's income of $5,193,000. This was primarily due to an increase of $8,106,000 in capital gain distributions from the Value Line mutual funds, an additional $3,725,000 in capital gains from the Company's trading portfolio and an increase of $959,000 in dividend income. The strong performance of the Value Line equity mutual funds and trading portfolios in an overall favorable market environment during fiscal 2000 was mainly responsible for the increase in income from securities transactions.

                         Liquidity and Capital Resources

      The Company had liquid resources, which are used in its business, of $271,494,000 at April 30, 2000. In addition to $61,026,000 of working capital, the Company had long-term securities available for sale with a market value of $210,468,000, that, although classified as non-current assets, are also readily marketable should the need arise.

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

Year 2000 (Y2K):

      During the Y2K rollover, the Company's systems and those of its third party critical vendors performed without any problems. Value Line continued all operations without any Y2K related issues, both internally and externally including the use of the Company's products by its clients. The effective transition was the result of Value Line's extensive year 2000 planning.

      The Company's expenditures for the Y2K project to ensure our computers could handle the date 2000 were $509,000, $732,000, and $251,000 during fiscal years 2000, 1999 and 1998, respectively. These expenditures include new software and hardware, allocation of staff time, temporary assistance for clerical tasks, legal counsel, testing tools and external, third-party monitoring of the Company's Y2K implementation plan.

      Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2001.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:


                                                                  Page Numbers

    Reports of independent accountants                                 22
    Consolidated balance sheets--April 30, 2001 and 2000               23
    Consolidated statements of income and retained earnings
         --years ended April 30, 2001, 2000 and 1999                   24
    Consolidated statements of cash flows
         --years ended April 30, 2001, 2000 and  1999                  25
    Consolidated statement of changes in stockholders' equity
         --years ended April 30, 2001, 2000 and 1999                   26
    Notes to the consolidated financial statements                     27
    Supplementary schedules                                            41

                         Quarterly Results (Unaudited):
                    (in thousands, except per share amounts)


                                   Income                   Earnings
                        Total       From        Net           Per
                       Revenues   Operations   Income        Share
2001, by Quarter -
   First .........     $24,555     $ 9,366     $ 6,225     $    .62
   Second ........      25,673      10,002       6,497          .65
   Third .........      24,956       8,136      11,793         1.19
   Fourth ........      23,207      10,307        (424)        (.05)
                       -------     -------     -------     --------
    Total ........     $98,391     $37,811     $24,091     $   2.41

2000, by Quarter -
   First .........     $23,831     $10,292     $ 6,914     $   0.69
   Second ........      23,415       9,825       6,386         0.64
   Third .........      24,065       7,086      14,093         1.41
   Fourth ........      24,931       9,225       6,305         0.64
                       -------     -------     -------     --------
    Total ........     $96,242     $36,428     $33,698     $   3.38


                                   Income                   Earnings
                        Total       From        Net           Per
                       Revenues   Operations   Income        Share
1999, by Quarter -
   First .........     $24,656     $11,035     $ 6,509     $    .65
   Second ........      23,391       9,538       5,421          .55
   Third .........      23,538       7,805       8,194          .82
   Fourth ........      24,233      11,058       7,048          .70
                       -------     -------     -------     --------
    Total ........     $95,818     $39,436     $27,172     $   2.72


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

    (b)  Reports on Form 8-K.

            None

    (c)  Exhibits.

         21    Subsidiaries of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                        By:  /s/ Jean Bernhard Buttner
                                             Jean Bernhard Buttner
                                             Chairman & Chief Executive Officer

                                        By:  /s/ Stephen R. Anastasio
                                             Stephen R. Anastasio
                                             Principal Financial and Accounting
                                             Officer

                                        By:  /s/ David T. Henigson
                                             David T. Henigson
                                             Vice President



Dated:  July 30, 2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2001, to be signed on its behalf by the undersigned as Directors of the Registrant.

/s/ Jean Bernhard Buttner                             /s/ Howard A. Brecher
Jean Bernhard Buttner                                 Howard A. Brecher




/s/ Harold Bernard, Jr.                               /s/ Samuel Eisenstadt
Harold Bernard, Jr.                                   Samuel Eisenstadt




/s/ Marion N. Ruth                                    /s/ David T. Henigson
Marion N. Ruth                                        David T. Henigson




/s/ Dr. Herbert Pardes
Dr. Herbert Pardes





Dated:  July 30, 2001

                      [HOROWITZ & ULLMANN, P.C. LETTERHEAD]



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Value Line, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and subsidiaries at April 30, 2001 and 2000, and the results of their operations, changes in stockholders' equity, and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in item 14 (a) of Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements.



/s/ Horowitz & Ullmann, P.C.



July 12, 2001

                                Value Line, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                Apr. 30,       Apr. 30,
                                                                  2001           2000
                                                                ---------      ---------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $86,094 and $47,456, respectively)            $  86,424      $  47,933
  Trading securities                                               15,360         19,044
  Accounts receivable, net of allowance for doubtful
   accounts of $131 and $133, respectively                          2,216          2,495
  Receivable from affiliates                                        2,821          3,061
  Prepaid expenses and other current assets                         1,274          1,115
  Deferred income taxes                                               742            139
                                                                ---------      ---------
    Total current assets                                          108,837         73,787

  Long term securities available for sale                         148,784        210,468
  Property and equipment, net                                       9,423         10,402
  Capitalized software and other intangible assets, net             3,948          3,541
                                                                ---------      ---------
    Total assets                                                $ 270,992      $ 298,198
                                                                =========      =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                      $   5,716      $   7,162
  Accrued salaries                                                  2,291          2,063
  Dividends payable                                                 2,494          2,495
  Accrued taxes payable                                               423          1,041
                                                                ---------      ---------
    Total current liabilities                                      10,924         12,761

  Unearned revenue                                                 39,526         41,116
  Deferred charges                                                    142            419
  Deferred income taxes                                            20,194         33,036

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                 1,000          1,000
  Additional paid-in capital                                          963            959
  Retained earnings                                               163,416        149,304
  Treasury stock, at cost (21,075 shares on April 30, 2001,
   and 21,375 on April 30, 2000)                                     (406)          (411)
  Accumulated other comprehensive income, net of taxes             35,233         60,014
                                                                ---------      ---------
    Total shareholders' equity                                    200,206        210,866
                                                                ---------      ---------
    Total liabilities and shareholders' equity                  $ 270,992      $ 298,198
                                                                =========      =========


See independent auditor's report and accompanying notes to financial statements.

                                Value Line, Inc.
             Consolidated Statements of Income and Retained Earnings
                    (in thousands, except per share amounts)


                                                              Years ended April 30,

                                                        2001           2000           1999
                                                      ---------      ---------      ---------
Revenues:
  Investment periodicals and related publications     $  56,042      $  58,857      $  62,220
  Investment management fees & services                  42,349         37,385         33,080
  Gain on sale of operating facility                         --             --            518
                                                      ---------      ---------      ---------
    Total revenues                                       98,391         96,242         95,818
                                                      ---------      ---------      ---------
Expenses:
  Advertising and promotion                              21,342         21,629         17,330
  Salaries and employee benefits                         22,728         22,986         22,950
  Production and distribution                             8,058          6,809          7,454
  Office and administration                               8,452          8,390          8,648
                                                      ---------      ---------      ---------
    Total expenses                                       60,580         59,814         56,382
                                                      ---------      ---------      ---------

Income from operations                                   37,811         36,428         39,436
Income from securities transactions, net                  3,118         18,504          5,193
                                                      ---------      ---------      ---------
Income before income taxes                               40,929         54,932         44,629
Provision for income taxes                               16,838         21,234         17,457
                                                      ---------      ---------      ---------
    Net income                                        $  24,091      $  33,698      $  27,172


Retained earnings, at beginning of year                 149,304        125,585        108,392
Dividends declared                                       (9,979)        (9,979)        (9,979)
                                                      ---------      ---------      ---------
Retained earnings, at end of year                     $ 163,416      $ 149,304      $ 125,585
                                                      =========      =========      =========
Earnings per share, basic and fully diluted           $    2.41      $    3.38      $    2.72
                                                      =========      =========      =========

See independent auditor's report and accompanying notes to financial statements.

                                Value Line, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                      Years ended April 30,
                                                               2001           2000          1999
                                                              --------      --------      --------
Cash flows from operating activities:
  Net income                                                  $ 24,091      $ 33,698      $ 27,172

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                  3,090         2,523         2,139
  Deferred income taxes                                           (654)          703         1,119
  Gains on sales of trading securities
   and securities held for sale                                 (1,278)      (13,497)       (1,311)
  Unrealized (gains)/losses on trading securities                2,842        (1,112)       (1,013)
  Gain on sale of operating facility                                --            --          (518)
  Other                                                            348             2            25

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                      (1,590)       (1,984)          557
   Decrease in deferred charges                                   (277)         (278)         (278)
   Increase/(decrease) in accounts payable
    and accrued expenses                                        (1,446)        1,320        (1,328)
   Increase in accrued salaries                                    228           298             1
   (Decrease)/increase in accrued taxes payable                    (66)         (252)          394
   Increase in prepaid expenses and
    other current assets                                          (159)         (202)          (22)
   (Increase)/decrease in accounts receivable                      279        (1,108)         (559)
   (Increase)/decrease in receivable from affiliates               240          (474)         (248)
                                                              --------      --------      --------
    Total adjustments                                            1,557       (14,061)       (1,042)
                                                              --------      --------      --------
Net cash provided by operations                                 25,648        19,637        26,130
                                                              --------      --------      --------
Cash flows from investing activities:

  Proceeds from sales of long term securities                   64,408        18,467         8,980
  Purchases of long term securities                            (36,941)      (18,452)       (6,636)
  Proceeds from sales of trading securities                     65,229        35,939        13,251
  Purchases of trading securities                              (67,016)      (36,640)      (18,097)
  Acquisition of property, and equipment, net                     (721)         (398)         (855)
  Expenditures for capitalized software                         (2,145)       (2,470)       (1,496)
  Proceeds from sales of operating facility and equipment           --             3           591
                                                              --------      --------      --------
Net cash provided by/(used in) investing activities             22,814        (3,551)       (4,262)
                                                              --------      --------      --------
Cash flows from financing activities:

  Proceeds from sale of treasury stock                               9            --            --
  Dividends paid                                                (9,980)       (9,979)       (9,979)
                                                              --------      --------      --------
Net cash (used in) financing activities                         (9,971)       (9,979)       (9,979)
                                                              --------      --------      --------
Net increase in cash and cash equivalents                       38,491         6,107        11,889
Cash and cash equivalents at beginning of period                47,933        41,826        29,937
                                                              --------      --------      --------
Cash and cash equivalents at end of period                    $ 86,424      $ 47,933      $ 41,826
                                                              ========      ========      ========


See independent auditor's report and accompanying notes to financial statements.

                                VALUE LINE, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED APRIL 30, 2001, 2000 AND 1999
                      (in thousands, except share amounts)


                                                                                                          Accumulated
                               Number        Par value   Additional                                         other
                              of common      of common    paid-in    Treasury  Comprehensive   Retained  comprehensive
                               shares         shares      capital     Stock      income        earnings     income        Total

BALANCE AT APRIL 30, 1998      9,978,625   $   1,000   $     959   ($    411)                $ 108,392    $  26,997    $ 136,937

Comprehensive income
 Net income                                                                     $  27,172       27,172                    27,172
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           12,773                    12,773       12,773
                                                                                ---------
Comprehensive income                                                            $  39,945
                                                                                =========

Dividends declared                                                                              (9,979)                   (9,979)
                               ---------   ---------   ---------   ---------                 ---------    ---------    ---------
BALANCE AT APRIL 30, 1999      9,978,625   $   1,000   $     959   ($    411)                $ 125,585    $  39,770    $ 166,903
                               =========   =========   =========   =========                 =========    =========    =========
Comprehensive income
 Net income                                                                     $  33,698       33,698                    33,698
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           20,244                    20,244       20,244
                                                                                ---------
Comprehensive income                                                            $  53,942
                                                                                =========
Dividends declared                                                                              (9,979)                   (9,979)
                               ---------   ---------   ---------   ---------                 ---------    ---------    ---------
BALANCE AT APRIL 30, 2000      9,978,625   $   1,000   $     959   ($    411)                $ 149,304    $  60,014    $ 210,866
                               =========   =========   =========   =========                 =========    =========    =========

Comprehensive income
 Net income                                                                     $  24,091       24,091                    24,091
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                          (24,781)                  (24,781)     (24,781)
                                                                                ---------
Comprehensive income                                                            ($    690)
                                                                                =========

Exercise of stock options            300                       4           5                                                   9

Dividends declared                                                                              (9,979)                   (9,979)
                               ---------   ---------   ---------   ---------                 ---------    ---------    ---------
BALANCE AT APRIL 30, 2001      9,978,925   $   1,000   $     963   ($    406)                $ 163,416    $  35,233    $ 200,206
                               =========   =========   =========   =========                 =========    =========    =========


See independent auditor's report and accompanying notes to financial statements.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Value Line, Inc. (the "Company") is incorporated in New York State and carries on the investment periodicals and related publications and investment management activities formerly performed by Arnold Bernhard & Co., Inc. (the "Parent") which owns approximately 86% of the issued and outstanding common stock of the Company.

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

  Valuation of Securities: The Company accounts for the valuation of its securities holdings in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Its long-term securities portfolio, which consists of shares of the Value Line Mutual Funds is classified as available for sale and valued at market. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date and are determined on the identified cost method.

  Trading securities held by the Company are valued at market with unrealized gains and losses included in earnings.

  Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized over a period of 14 years.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Advertising expenses: The Company expenses advertising costs as incurred.

  Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2001 and 2000, cash equivalents included $86,011,000 and $46,726,000, respectively, invested in the Value Line money market funds.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2-SUPPLEMENTARY CASH FLOW INFORMATION:

  Cash payments for income taxes were $17,561,000, $20,713,000,and $15,712,000, in fiscal 2001, 2000, and 1999, respectively. Interest payments of $6,000, $17,000, and $86,000, were made in fiscal 2001, 2000, and 1999, respectively.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-RELATED PARTY TRANSACTIONS:

  The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds (see Note 4). The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from thirteen of the fifteen mutual funds for which Value Line is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 2001, 2000, and 1999, investment management fees, service and distribution fees and brokerage commission income, net of clearing fees, amounted to $39,296,000, $33,658,000, and $28,351,000, respectively. These amounts include service and distribution fees of $6,366,000, $799,000 and $480,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $2,697,000, and $2,972,000 at April 30, 2001 and 2000, respectively.

  For the years ended April 30, 2001, 2000, and 1999, the Company was reimbursed $549,000, $519,000, and $496,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2001 and 2000, receivable from affiliates included a receivable from the Parent of $46,000 and $44,000, respectively. For the years ended April 30, 2001, 2000, and 1999, the Company made federal income tax payments to the Parent amounting to $14,250,000, $17,460,000, and $12,870,000, respectively. At April 30, 2001 and 2000, accrued taxes payable include a federal tax liability owed to the Parent in the amount of $302,000 and $401,000, respectively. These data are in accordance with the tax sharing arrangement described in Note 6.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-INVESTMENTS:

Trading Securities:

  Securities held by the Company had an aggregate cost of $14,981,000 and $15,821,000; and a market value of $15,360,000 and $19,044,000 at April 30, 2001 and 2000 respectively.

  Net realized trading losses amounted to $3,143,000 during the year ended April 30, 2001. Net realized trading gains related to equity securities aggregated $3,188,000 during fiscal 2000. Net realized trading losses amounted to $587,000 for the year ended April 30, 1999. The net change in unrealized trading losses for the year ended April 30, 2001 were $2,842,000. The net change in unrealized gains on trading securities for the period ended April 30, 2000 and 1999 were $1,112,000 and $1,013,000 respectively.

Long-Term Securities Available for Sale:

  The aggregate cost of the long-term securities, which are invested in the Value Line mutual funds, was $94,579,000 and $118,135,000 and the market value was $148,784,000 and $210,468,000 at April 30, 2001 and 2000, respectively. The decrease in gross unrealized gains on these securities of $38,125,000, net of the decrease in deferred taxes of $13,344,000 were included in shareholders' equity at April 30, 2001. The increase in gross unrealized gains on these securities of $31,144,000 and $19,651,000, net of the change in deferred taxes of $10,900,000, and $6,878,000 were included in shareholders' equity at April 30, 2000 and 1999, respectively.

  Realized capital gains from the sales of these securities were $3,907,000, $10,748,000 and $2,157,000, during fiscal years 2001, 2000 and 1999, respectively. The proceeds received from the sales of these securities during the fiscal years ended April 30, 2001, 2000, and 1999 were $64,408,000, $18,467,000 and $8,980,000, respectively.

  For the years ended April 30, 2001, 2000, and 1999, income from securities transactions also included $4,996,000, $3,871,000 and $2,912,000, of dividend income; $34,000, $36,000 and $77,000, of interest income; and $6,000, $17,000 and $86,000, of related interest expense, respectively. Investment income for fiscal year 2001 included gains related to derivative financial futures contracts in the amount of $513,000, and in fiscal 2000 and 1999, losses were $439,000 and $259,000, respectively.

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

  Property and equipment consist of the following:


                                                                    April 30,
                                                               2001           2000
                                                        -----------------------------
                                                                   (in thousands)

Land                                                              $726          $726
Building and leasehold improvements                              7,826         7,821
Furniture and equipment                                          9,929        11,024
                                                        -----------------------------
                                                                18,481        19,571

Accumulated depreciation and amortization                      ($9,058)      ($9,169)
                                                        -----------------------------
                                                                $9,423       $10,402
                                                        =============================

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-FEDERAL, STATE AND LOCAL INCOME TAXES:

  The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:


                                            Years ended April 30,

                                      2001            2000         1999
                              ---------------------------------------------
                                                (in thousands)
Current:
  Federal                             $14,253        $17,529       $13,405
  State and local                       3,455          2,831         2,934
                              ---------------------------------------------
                                       17,708         20,360        16,339
Deferred:
  Federal                                (899)           776           868
  State and local                          29             98           250
                              ---------------------------------------------
                                         (870)           874         1,118
                              ---------------------------------------------
                                      $16,838        $21,234       $17,457
                              =============================================

  Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:


                                                                       Years ended April 30,

                                                                   2001           2000         1999
                                                          ---------------------------------------------
                                                                             (in thousands)

Unrealized gains on securities held for sale                     ($18,972)      ($32,315)     ($21,415)
Unrealized gains on trading securities                               (133)        (1,127)         (738)
Relocation reserve                                                      -             64            64
Depreciation and amortization                                        (729)          (568)         (663)
Deferred charges                                                      561            703         1,047
Other, net                                                           (179)          (206)         (141)
                                                          ---------------------------------------------
                                                                 ($19,452)      ($33,449)     ($21,846)
                                                          =============================================

  Included in deferred income taxes in total current assets are deferred state and local income taxes of $109,000 and $139,000 at April 30, 2001 and 2000, respectively. At April 30, 2001, deferred income taxes in current assets also included $633,000 of deferred federal income taxes. At April 30, 2000 accrued taxes payable in current liabillties included $552,000 of deferred federal income taxes.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:


                                                                        Years ended April 30,

                                                                   2001          2000          1999
                                                          ---------------------------------------------
                                                                            (in thousands)

Tax expense at the U.S. statutory rate                            $14,325        $19,226       $15,620
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit                                       2,246          1,904         2,070
  Effect of tax exempt income and dividend
   deductions                                                        (108)          (110)          (62)
  Other, net                                                          375            214          (171)
                                                          ---------------------------------------------
                                                                  $16,838        $21,234       $17,457
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

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN:

  Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 2001, 2000, and 1999 was $1,180,000, $1,189,000 and $1,609,000,
respectively.

NOTE 8-INCENTIVE STOCK OPTIONS:

   On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 2001, is as follows:


                                               Number of                  Option
                                                Shares                    Prices
                                            --------------            ---------------

Outstanding at April 30, 1998                       2,975                 $29.75
   Granted                                              -
   Exercised                                            -
   Cancelled                                            -
                                            -------------
Outstanding at April 30, 1999                       2,975                 $29.75
   Granted                                              -
   Exercised                                            -
   Cancelled                                            -
                                            -------------
Outstanding at April 30, 2000                       2,975                 $29.75
   Granted                                              -
   Exercised                                         (300)                $29.75
   Cancelled                                            -
                                            -------------
Outstanding at April 30, 2001                       2,675                 $29.75
                                            =============

  Options outstanding at April 30, 2001 expire at various dates through March 2003. At April 30, 2001, 2,675 of the outstanding options were exercisable. Of the common stock held in treasury at April 30, 2001, 2,675 shares were held for exercise of stock options.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-TREASURY STOCK:

  Treasury stock, at cost, for the three years ended April 30, 2001, consists of the following:


                                         Shares        Amount
                                         -------      -------
                                                   (in thousands)

Balance April 30, 1998                    21,375      $   411
 Exercise of incentive stock options          --           --
                                         -------      -------
Balance April 30, 1999                    21,375      $   411
 Exercise of incentive stock options          --           --
                                         -------      -------
Balance April 30, 2000                    21,375      $   411
 Exercise of incentive stock options        (300)          (5)
                                         -------      -------
Balance April 30, 2001                    21,075      $   406
                                         =======      =======

NOTE 10-LEASE COMMITMENTS:

  On June 4, 1993, the Company entered into a 15 year lease agreement to provide primary office space. The lease includes free rental periods as well as scheduled base rent escalations over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease. On September 14, 2000, the Company amended its lease for primary office space and returned to the landlord approximately 6,000 square feet of excess office capacity, reducing the Company's future minimum lease payments, accordingly.

  Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:


            Year ended April 30:            (in thousands)

              2002                                 $1,591
              2003                                  1,567
              2004                                  1,739
              2005                                  1,788
              2006                                  1,788
            THEREAFTER                              2,957
                                            -------------
                                                  $11,430
                                            =============

  Rental expense for the years ended April 30, 2001, 2000 and 1999 under operating leases covering office space was $1,446,000, $1,490,000 and $1,505,000, respectively.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)


                                                          APRIL 30, 2001

                                                Publishing     Investment      Total
                                                               Management
                                                                Services

Revenues from external customers                  $56,042         $42,349        $98,391
Intersegment revenues                                 143             ---            143
Income from securities transactions                   240           2,878          3,118
Depreciation and amortization                       2,951              90          3,041
Segment profit                                     18,192          19,668         37,860
Segment assets                                     20,836         248,905        269,741
Expenditures for segment assets                     2,733             122          2,855

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          APRIL 30, 2000

                                                Publishing     Investment      Total
                                                               Management
                                                                Services

Revenues from external customers                  $58,857         $37,385        $96,242
Intersegment revenues                                  74              --             74
Income from securities transactions                   275          18,229         18,504
Depreciation and amortization                       2,440              37          2,477
Segment profit                                     17,714          18,760         36,474
Segment assets                                     21,393         276,195        297,588
Expenditures for segment assets                     2,868              --          2,868


                 Reconciliation of Reportable Segment Revenues,
                           Operating Profit and Assets
                                 (in thousands)


                                                                  2001            2000
REVENUES

Total revenues for reportable segments                            $98,534        $96,316
Elimination of intersegment revenues                                 (143)           (74)
                                                          -------------------------------
  Total consolidated revenues                                     $98,391        $96,242
                                                          ===============================

SEGMENT PROFIT

Total profit for reportable segments                              $40,978        $54,978
Less: Depreciation related to corporate assets                        (49)           (46)
                                                          -------------------------------
  Income before income taxes                                      $40,929        $54,932
                                                          ===============================

ASSETS

Total assets for reportable segments                             $269,741       $297,588
Corporate assets                                                    1,251            610
                                                          -------------------------------
  Consolidated total assets                                      $270,992       $298,198
                                                          ===============================

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

  At April 30, 2001, the net capital, as defined of Value Line Securities, Inc. of $14,245,000 exceeded required net capital by $13,801,000 and the ratio of aggregate indebtedness to net capital was .47 to 1.

NOTE 13-DISCLOSURE OF CREDIT RISK OF FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

  In the normal course of business, the Company enters into contractual committments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2001, the Company did not have an investment in financial futures contracts. The average fair value of the committments during fiscal 2001 was $196,000. Risk arises from the potential inability of counterparts to meet the terms of their contracts and from movements in securities values. The Company limits its credit risk associated with such instruments by entering exclusively into exchange traded futures contracts.

  The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If the Company makes an error it will correct its mistake and therefore may be required to discharge that obligation.

  No single customer accounted for a significant portion of the Company's sales in 2001, 2000 or 1999, nor accounts receivable for 2001 or 2000.

                                VALUE LINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14-ESTIMATED FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS:

  Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires disclosure of information regarding derivative instruments, which include financial index futures contracts.

  At April 30, 2001 and 2000, the Company held no derivative financial instruments. Net realized trading gains related to derivative financial instruments amounted to $513,000, and trading losses, $439,000 and $259,000, for the years ended April 30, 2001, 2000 and 1999, respectively. Income from securities transactions in the Statement of Income are reflected net of derivative trading activity.

NOTE 15-COMPREHENSIVE INCOME:

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

  At April 30, 2001, 2000, and 1999, the Company held long term securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. The decrease in gross unrealized gains was $38,125,000 and the change in the related deferred taxes was $13,344,000 for the year ended April 30, 2001. The increase in gross unrealized gains was $31,144,000 and $19,651,000 and the change in the related deferred taxes was $10,900,000, and $6,878,000 during the years ended April 30, 2000, and 1999, respectively.

NOTE 16-ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL
USE:

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

  At April 30, 2001 and 2000 the Company capitalized $1,032,000, and $896,000 of costs, net of amortization, related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 to 5 years. Amortization expense for the years ended April 30, 2001, 2000 and 1999 was $703,000, $276,000 and $96,000,
respectively.

VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
As of APRIL 30, 2001


COMMON STOCK NAME                             NUMBER OF SHARES         COST             MKT VALUE
-----------------------------------------------------------------------------------------------------
S & P 500 I SHARES (IVV)                        122,685            $14,980,899         $15,360,162

VALUE LINE, INC.
Schedule XIII-Other Investments:4/30/2001


Mutual Fund Investments                                             Historical
                                                                       Cost          Market Value
                                                                       ----          ------------

The Value Line Fund, Inc.                                          $  2,774,288     $  4,993,286
The Value Line Special Situations Fund, Inc.                          8,381,315       11,766,276
The Value Line Income and Growth Fund, Inc.                           1,202,440        1,800,248
The Value Line Leveraged Growth Investors, Inc.                      16,160,276       29,669,792
The Value Line U.S. Government Securities Fund, Inc.                      1,131            1,200
The Value Line Tax Exempt National Bond Fund, Inc.                    2,143,154        2,214,545
The Value Line New York Tax Exempt Trust                              1,122,808        1,191,614
The Value Line Aggressive Income Trust                                    6,414            6,440
The Value Line Emerging Opportunity Fund, Inc.                       14,654,165       21,810,332
The Value Line Asset  Allocation Fund, Inc.                          36,172,230       54,817,437
The Value Line U.S. Multinational Company Fund, Inc.                 11,957,448       20,509,659
                                                                   ------------     ------------
Total Mutual Funds Investments                                     $ 94,575,669     $148,780,829

OTHER LONG TERM INVESTMENTS:

300 SHARES OF NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC      $      3,300     $      3,300
                                                                   ------------     ------------

TOTAL LONG TERM INVESTMENTS                                        $ 94,578,969     $148,784,129
                                                                   ============     ============