Form 10-K/A
period 2001-04-30
VALUE LINE INC
filed 2001-08-17
CIK 717720

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


(a)  Names of Directors, Age as of                          Director
     July 31, 2001 and Principal Occupation                   Since
     --------------------------------------                   -----
Jean Bernhard Buttner* (66).  Chairman of the Board,           1982
President, and Chief Executive Officer of the Company
and Arnold Bernhard & Co., Inc.  Chairman of the Board
and President of each of the Value Line Funds; Trustee,
Skidmore College.

Harold Bernard, Jr. (70).  Attorney-at-law.  Retired           1982
Administrative Law Judge, National Labor Relations Board.
Director of Arnold Bernhard & Co., Inc.  Judge Bernard is
the cousin of Jean Bernhard Buttner.

Samuel Eisenstadt (79).  Senior Vice President and             1982
Research Chairman of the Company.

Herbert Pardes, MD (67).  President and CEO of New York-       2000
Presbyterian Hospital.

Marion Ruth (66).  Real Estate Executive.  President,          2000
Ruth Realty (real estate broker).  Director or Trustee
of each of the Value Line Funds.

Howard A. Brecher* (47).  Vice President of the Company        1992
since 1996 and Secretary since 1992; Secretary, Treasurer
and General Counsel of Arnold Bernhard & Co., Inc. since
1991, Director since 1992 and Vice President since 1994.

David T. Henigson* (44). Vice President of the Company         1992
since 1992 and Treasurer since 1994; Director of Compliance
and Internal Audit of the Company since 1988; Vice
President of each of the Value Line Funds since 1992 and
Secretary and Treasurer since 1994; Vice President and
Director of Arnold Bernhard & Co., Inc. since 1992.

----------
* Member of the Executive Committee

(b) The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

ITEM II.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 2001, 2000 and 1999 of the chief executive officer of the Company and each of the other executive officers of the Company who were serving at April 30, 2001. The Company has four executive officers.


                                                           Long-Term
                                                          Compensation
                                                             Awards
                                                          ------------
                                   Annual Compensation
                                   -------------------     Restricted
Name and                                                     Stock       Options        All Other
Principal               Fiscal                               Award(s)    Granted     Compensation(b)
Position                 Year    Salary($)   Bonus(a)($)       ($)         (#)            ($)
----------------------  ------   --------    -----------   -----------   -------     ---------------

Jean B. Buttner          2001     853,092        900,000          -         -            18,311
Chairman of the Board    2000     826,807        900,000          -         -            20,944
and Chief Executive      1999     807,611        800,000          -         -            19,777
 Officer

Samuel Eisenstadt        2001     128,750        120,000          -         -            15,450
Senior Vice President    2000     125,000        120,000          -         -            17,500
 and Research Chairman   1999     120,000        110,000          -         -            16,800

David T. Henigson        2001     100,000        375,000          -         -            12,000
Vice President           2000     100,000        300,000          -         -            14,000
                         1999     100,000        242,500          -         -            14,000

Howard A. Brecher        2001     50,000         295,000          -         -             6,000
Vice President           2000     50,000         250,000          -         -             7,000
                         1999     50,000         210,000          -         -             7,000

SUMMARY COMPENSATION TABLE CONTINUED:



(a)  A portion of the bonuses are contingent upon future employment.

(b) Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $1,180,000 for the year ended April 30, 2001. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability or termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
 AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in fiscal 2001, the value realized through the exercise of such options and the number of unexercised options held by such person, including both those which are presently exercisable and those which are not presently exercisable.


                                                         Number of          Value of Unexercised
                                                     Unexercised Options    In-the-Money Options
                                                      at April 30, 2001      at April 30, 2001 (1)
                    Shares Acquired                ----------------------- ------------------------
                      Upon Option       Value                      Not                     Not
      Name             Exercise       Realized(1)  Exercisable Exercisable Exercisable Exercisable
------------------  ---------------   -----------  ----------- ----------- ----------- ------------


Howard A. Brecher         300           $2,925        2,675         --       $27,419        --

----------
(1) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of July 31, 2001 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.


  Name and Address         Number of Shares      Percentage of Shares
 of Beneficial Owner      Beneficially Owned     Beneficially Owned(1)
---------------------     ------------------     ---------------------
Arnold Bernhard              8,609,403                    86.27%
  & Co., Inc.(1)
220 East 42nd Street
New York, NY  10017

----------
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

      The following table sets forth information as of July 31, 2001, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.


          Name of                  Number of Shares     Percentage of Shares
      Beneficial Owner            Beneficially Owned     Beneficially Owned
-------------------------------   ------------------     --------------------
Jean Bernhard Buttner                   100(1)                     *
Harold Bernard, Jr.                     432                        *
Samuel Eisenstadt                       100                        *
Dr. Herbert Pardes                      100                        *
Marion Ruth                             200                        *
Howard A. Brecher                     2,800(2)                     *
David T. Henigson                       150                        *

All directors and executive
officers as a group (7 persons)       3,882(1)(2)                  *

----------
*Less than one percent

(1) Excludes 8,609,403 shares (86.27% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

(2) Includes 2,275 shares purchasable within 60 days of July 31, 2001 upon the exercise of stock options by Mr. Brecher. The options expire on March 17, 2003.

Item 13. Certain Relationships and Related Transactions.


      Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equip-ment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the year ended April 30, 2001, the Company was reimbursed $549,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

Item  14.

       3.  Exhibits.

           10.14 Amendment to Lease dated September 14, 2000, for the Company's premises at 220 East 42nd Street, New York, NY 10017-5891.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K for the fiscal year ended April 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

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



                    By:   s/ Jean Bernhard Buttner
                          ----------------------------
                          Jean Bernhard Buttner
                          Principal Executive Officer



                    By:   s/ Stephen R. Anastasio
                          ----------------------------
                          Stephen R. Anastasio
                          Principal Financial
                          and Accounting Officer



                    By:   s/ David T. Henigson
                          ----------------------------
                          David T. Henigson
                          Vice President and Treasurer



Dated: August 16, 2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K for the fiscal year ended April 30, 2001, to be signed on its behalf by the undersigned as Directors of the Registrant.



s/ Jean Bernhard Buttner             s/ Howard A. Brecher
------------------------             ----------------------
Jean Bernhard Buttner                Howard A. Brecher



s/ Harold Bernard, Jr.               s/ Samuel Eisenstadt
------------------------             ----------------------
Harold Bernard, Jr.                  Samuel Eisenstadt



s/ Dr. Herbert Pardes                s/ David T. Henigson
------------------------             ----------------------
Dr. Herbert Pardes                   David T. Henigson



s/Marion N. Ruth
------------------------
Marion N. Ruth



Dated: August 16, 2001