Form 10-Q
period 2001-07-31
VALUE LINE INC
filed 2001-09-14
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2001                 Commission file number 0-11306
                                                                       -------

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

                               Yes  /X/       No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at July 31, 2001
           -----                          ----------------------------



Common stock, $.10 par value                    9,979,325 Shares
                                                ----------------

Part I - Financial Information
  Item 1. Financial Statements

                                Value Line, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (unaudited)


                                                             July 31,      April 30,
                                                              2001           2001
                                                            ---------      ---------
Assets
Current Assets:
  Cash and cash equivalents (including short term
    investments of $71,353 and $86,094, respectively)       $  71,883      $  86,424
  Trading securities                                           32,318         15,360
  Accounts receivable, net of allowance for doubtful
    accounts of $120 and $131, respectively                     1,879          2,216
  Receivable from affiliates                                    3,026          2,821
  Prepaid expenses and other current assets                       569          1,274
  Deferred income taxes                                           742            742
                                                            ---------      ---------
    Total current assets                                      110,417        108,837

  Long term securities available for sale                     149,009        148,784
  Property and equipment, net                                   9,105          9,423
  Capitalized software and other intangible assets, net         3,622          3,948
                                                            ---------      ---------
    Total assets                                            $ 272,153      $ 270,992
                                                            =========      =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                  $   4,421      $   5,716
  Accrued salaries                                              1,415          2,291
  Dividends payable                                             2,495          2,494
  Accrued taxes payable                                         2,041            423
                                                            ---------      ---------
    Total current liabilities                                  10,372         10,924

  Unearned revenue                                             39,010         39,526
  Deferred income taxes                                        20,258         20,194
  Deferred charges                                                 72            142

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
    shares; issued 10,000,000 shares                            1,000          1,000
  Additional paid-in capital                                      967            963
  Retained earnings                                           165,520        163,416
  Treasury stock, at cost (20,675 shares on 7/31/01,
    and 21,075 on 4/30/01)                                       (398)          (406)
  Accumulated other comprehensive income, net of tax           35,352         35,233
                                                            ---------      ---------
    Total shareholders' equity                                202,441        200,206
                                                            ---------      ---------
    Total liabilities and shareholders' equity              $ 272,153      $ 270,992
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

Part I - Financial Information
  Item 1. Financial Statements

                                Value Line, Inc.
                        Consolidated Statements of Income
                     (in thousands except per share amounts)
                                   (unaudited)


                                              For the three months
                                                     ended
                                              July 31,    July 31,
                                               2001         2000
                                              -------     -------
Revenues:
  Investment periodicals and
   related publications                       $13,330     $14,059
  Investment management fees & svcs             9,510      10,496
                                              -------     -------
    Total revenues                             22,840      24,555
                                              -------     -------

Expenses:
  Advertising and promotion                     5,591       5,152
  Salaries and employee benefits                5,884       6,019
  Production and distribution                   2,079       1,808
  Office and administration                     1,999       2,210
                                              -------     -------
    Total expenses                             15,553      15,189
                                              -------     -------

Income from operations                          7,287       9,366
Income from securities trans., net                266       1,191
                                              -------     -------
Income before income taxes                      7,553      10,557
Provision for income taxes                      2,954       4,332
                                              -------     -------
    Net income                                $ 4,599     $ 6,225
                                              =======     =======
Earnings per share, basic & fully diluted     $  0.46     $  0.62
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

Part I - Financial Information
  Item 1. Financial Statements

                                Value Line, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                               For the three months
                                                                      ended
                                                              July 31,      July 31,
                                                                2001          2000
                                                              --------      --------
Cash flows from operating activities:
Net income                                                    $  4,599      $  6,225

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                    761           802
  Gains on sales of trading securities and
    securities held for sale                                      (215)         (716)
  Unrealized losses on trading securities                          703           647

  Changes in assets and liabilities:
    Decrease in unearned revenue                                  (516)       (1,964)
    Decrease in deferred charges                                   (70)          (69)
    Decrease in accounts payable and accrued expenses           (1,295)         (917)
    Decrease in accrued salaries                                  (876)         (808)
    Increase in accrued taxes payable                            1,618         3,059
    Decrease in prepaid expenses and other current assets          705            90
    Decrease in accounts receivable                                337           312
    Increase in receivable from affiliates                        (205)         (712)
                                                              --------      --------
    Total adjustments                                              947          (276)
                                                              --------      --------
Net cash provided by operations                                  5,546         5,949

Cash flows from investing activities:
  Proceeds from sales of long term securities                       --        24,572
  Purchases of long term securities                                (42)       (1,267)
  Proceeds from sales of trading securities                      2,954        11,113
  Purchases of trading securities                              (20,400)      (11,111)
  Acquisition of property, and equipment                           (18)          (91)
  Expenditures for capitalized software                            (99)         (411)
                                                              --------      --------
Net cash (used in)/provided by investing activities            (17,605)       22,805

Cash flows from financing activities:
  Proceeds from sales of treasury stock                             12            --
  Dividends paid                                                (2,494)       (2,495)
                                                              --------      --------
Net cash used in financing activities                           (2,482)       (2,495)
                                                              --------      --------
Net (decrease)/increase in cash and cash equivalents           (14,541)       26,259
Cash and cash equivalents at beginning of year                  86,424        47,933
                                                              --------      --------
Cash and cash equivalents at end of period                    $ 71,883      $ 74,192
                                                              ========      ========

   The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
  Item 1. Financial Statements

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2001
                      (in thousands, except share amounts)
                                   (unaudited)


                             Common stock
                                                                                                       Accumulated
                                Number                 Additional                                         Other
                                  of                    paid-in    Treasury  Comprehensive   Retained  Comprehensive
                                shares      Amount      capital      Stock       income      earnings     income        Total
                               ---------   ---------   ---------   ---------    ---------   ---------    ---------    ---------

Balance at May 1, 2001         9,978,925   $   1,000   $     963   ($    406)               $ 163,416    $  35,233    $ 200,206

Comprehensive income
 Net income                                                                     $   4,599       4,599                     4,599
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                              119                      119          119
                                                                                ---------
Comprehensive income                                                            $   4,718
                                                                                =========
Exercise of stock options            400                       4           8                                                 12

Dividends declared                                                                             (2,495)                   (2,495)
                               ---------   ---------   ---------   ---------                ---------    ---------    ---------
Balance at July 31, 2001       9,979,325   $   1,000   $     967   ($    398)               $ 165,520    $  35,352    $ 202,441
                               =========   =========   =========   =========                =========    =========    =========

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


                             Common stock
                                                                                                       Accumulated
                                Number                 Additional                                         Other
                                  of                    paid-in    Treasury  Comprehensive   Retained  Comprehensive
                                shares      Amount      capital      Stock       income      earnings     income        Total
                               ---------   ---------   ---------   ---------    ---------   ---------    ---------    ---------
Balance at May 1, 2000         9,978,625   $   1,000   $     959   ($    411)                $ 149,304    $  60,014    $ 210,866

Comprehensive income
 Net income                                                                     $   6,225        6,225                     6,225
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           (1,413)                   (1,413)      (1,413)
                                                                                ---------
Comprehensive income                                                            $   4,812
                                                                                =========
Dividends declared                                                                              (2,495)                   (2,495)
                               ---------   ---------   ---------   ---------                 ---------    ---------    ---------
Balance at July 31, 2000       9,978,625   $   1,000   $     959   ($    411)                $ 153,034    $  58,601    $ 213,183
                               =========   =========   =========   =========                 =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                            HOROWITZ & ULLMANN, P.C.
                          Certified Public Accountants


                                                              275 Madison Avenue
                                                              New York, NY 10016
                                                       Telephone: (212) 532-3736
                                                       Facsimile: (212) 545-8997
                                               E-mail: cpaz@horowitz-ullmann.com



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Value Line, Inc.
New York, New York

We have reviewed the accompanying consolidated balance sheet of Value Line, Inc. and its subsidiaries as of July 31, 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three month periods ended July 31, 2001 and 2000. All information included in these financial statements is the representation of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of April 30, 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated July 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2001 is fairly stated in all material respects.

September 14, 2001

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES - NOTE 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 30, 2001 for the fiscal year ended April 30, 2001. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:

The Company considers all cash hold at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2001 and April 30, 2001, cash equivalents included $71,122,000 and $86,011,000, respectively, invested in the Value Line money market funds.

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


MARKETABLE SECURITIES - NOTE 2:

Trading Securities:

Securities held by the Company and by Value Line Securities, Inc. had an aggregate cost of $32,770,000 and $14,981,000 and a market value of $32,318,000 and $15,360,000 at July 31, 2001 and April 30, 2001, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities was $94,617,000 and $94,579,000 and the market value was $149,009,000 and $148,784,000 at July 31, 2001 and April 30, 2001, respectively. At July 31, 2001, the increase in gross unrealized appreciation on these securities of $183,000, net of deferred taxes of $64,000, was included in shareholders' equity.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $1,330,000 and $1,273,000 during the three months ended July 31, 2001 and 2000, respectively.

EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN - NOTE 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings was $345,000, for each of the three month periods ended July 31, 2001 and 2000, respectively.

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

At July 31, 2001 and 2000, the Company held long term securities classified as available-for-sale. The decrease during the first three months ended July 31, 2001 in gross unrealized gains on these securities and the related deferred taxes was $183,000 and $64,000, respectively. The decrease during the first quarter of fiscal 2000 in gross unrealized gains on these securities and the related deferred taxes was $2,173,000 and $760,000, respectively.

RELATED PARTY TRANSACTIONS - NOTE 6:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from thirteen of the fifteen mutual funds which Value Line is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the three months ended July 31, 2001 and 2000 investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $8,925,000 and $9,554,000, respectively. These amounts include service and distribution fees of $1,693,000 and $860,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in receivable from affiliates were $2,812,000 and $2,697,000 at July 31, 2001 and April 30, 2001, respectively.

For the three months ended July 31, 2001 and 2000, the Company was reimbursed $146,324 and $143,508 respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At July 31, 2001 and April 30, 2001, receivable from affiliates included a receivable from the Parent of $45,000 and $46,000, respectively. For the three months ended July 31, 2001 and July 31, 2000, the Company made federal income tax payments to the Parent amounting to $250,000 and $300,000, respectively.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


FEDERAL, STATE AND LOCAL INCOME TAXES - NOTE 7:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:


                                   Three months ended July 31,

                                    2001                2000
                                -------------------------------
                                         (in thousands)
   Current:
    Federal                        $2,692             $  3,662
    State and local                   507                  883
                                -------------------------------
                                    3,199                4,545
   Deferred:
    Federal                          (246)                (215)
    State and local                     1                    2
                                -------------------------------
                                     (245)                (213)
                                -------------------------------
                                 $  2,954             $  4,332
                                ===============================

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Disclosure of Reportable Segment Profit and Segment Assets


                                                 July 31, 2001
                                       Publishing Investment         Total
                                                  Management
                                                  Services

Revenues from external customers        $ 13,330     $  9,510     $ 22,840
Intersegment revenues                         17           --           17
Income from securities transactions           41          225          266
Depreciation end amortization                731           16          747
Segment profit                             3,511        3,790        7,301
Segment assets                            19,143      251,876      271,019
Expenditures for segment assets              112            5          117


                                                 July 31, 2000
                                       Publishing Investment         Total
                                                  Management
                                                  Services

Revenues from external customers         $14,059     $ 10,496     $ 24,555
Intersegment revenues                         15           --           15
Income from securities transactions           65        1,126        1,191
Depreciation and amortization                770           17          787
Segment profit                             4,112        5,269        9,381
Segment assets                            20,891      277,507      298,398
Expenditures for segment assets              311           90          401

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                 Reconciliation of Reportable Segment Revenues,
                           Operating Profit and Assets


                                                      2001            2000
Revenues
Total revenues for reportable segments             $  22,957      $  24,570
Elimination of intersegment revenues                     (17)           (15)
                                                   -------------------------
 Total consolidated revenues                       $  22,840      $  24,555
                                                   =========================

Segment profit
Total profit for reportable segments               $   7,567      $  10,572
Less: Depreciation related to corporate assets           (14)           (15)
                                                   -------------------------
 Income before income taxes                        $   7,553      $  10,557
                                                   =========================

Assets
Total assets for reportable segments               $ 271,019      $ 298,398
Corporate assets                                       1,134            658
                                                   -------------------------
 Consolidated total assets                         $ 272,153      $ 299,056
                                                   =========================

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

The Company had liquid resources, which are used in its business, of $249,054,000 at July 31, 2001. In addition to $100,045,000 of working capital, the Company had long-term securities available for sale with a market value of $149,009,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $5,546,000 for the three months ended July 31, 2001 was 7% lower than fiscal 2001's cash flow of $5,949,000. The decrease was primarily due to the decline in operating income that resulted from the substantial decline in the financial markets offset partially by the slow down in the unearned revenue decline that resulted from new subscription sales orders. Net cash outflows from investing activities during the first three months of fiscal 2002 were $17,605,000 primarily as a result of the Company's decision to re-deploy its cash holdings into the Company's trading portfolio utilizing varied investment strategies.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2002.

RESULTS OF OPERATIONS:

Revenues of $22,840,000 for the three months ended July 31, 2001 ranked the fifth highest during any first quarter period and were 7% below those during the same period last fiscal year. Net income for the three months ended July 31, 2001 of $4,599,000, or $.46 per share compares to net income of $6,225,000, or $.62 per share for the three months ended July 31, 2000. Operating income of $7,287,000 for the three months ended July 31, 2001, compares to operating income of $9,366,000 for the same period of last fiscal year.

Subscription revenues of $13,330,000 were 5% below revenues of the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year is a result of a 6% combined decline in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, The change in subscription revenues is primarily attributable to the continued difficult financial market conditions that investors face, with the NASDAQ index falling 46% during the past 12 months. In turn, demand for the Company's investment publications has been restrained. Recently, the Company experienced a marked turnaround in subscription activity as our promotional campaigns have been well received, with total new subscription orders increasing over 24% from the first quarter of the prior fiscal year. Investment management fees and services revenues of $9,510,000 for the three months ended July 31, 2001, were 9% below the prior fiscal year's revenues. The decline in the financial markets is also the primary reason for the lower investment management fees and services. Average assets under management in the Company's mutual funds were 9% below the prior year's average net assets.

Operating expenses for the three months ended July 31, 2001 of $15,553,000 were 2% higher than last year's expenses of $15,189,000. The increase in expenses over the prior year was primarily attributable to additional advertising expenses for the mutual funds which Value Line is the advisor. The increase in mutual fund marketing expenses was partially offset by a significant decrease in media advertising,

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

including television advertising for the Company's publications. The United States Postal Service raised postage rates approximately 10% and 2% effective January 1, 2001 and July 1, 2001, respectively, which has increased both direct mail marketing and product distribution expenses during the fiscal 2002. Salaries and employee benefit expenses of $5,884,000 were 2% below expenses of $6,019,000 recorded in the prior fiscal year. Production and distribution costs for the three months ended July 31, 2001 of $2,079,000 were 15% above expenses of $1,808,000 for the three months ended July 31, 2000. The increase in production expenses resulted from a reclassification, from administrative expenses, of maintenance costs and amortization of new product development expenditures for Version 2 of the Company's Website. Additionally, expenses associated with outsourcing a portion of the Company's stock and mutual fund data collection services and amortization of previously deferred costs for the development of computer software for internal use contributed to the higher production expenses. Office and administrative expenses of $1,999,000 were 10% below last year's expenses of $2,210,000. The net decrease in administrative expenses primarily resulted from the aforementioned reclassification of maintenance expenses and amortization of software development expenditures for Value Line's Internet site to production expenses.

The Company's securities portfolios produced income of $266,000 for the three months ended July 31, 2001 compared to $1,191,000 during last fiscal year. The steady decline in the valuation of equity securities that started at the beginning of fiscal year 2001 and accelerated dramatically during the third quarter of last fiscal year has continued during the first quarter of fiscal 2002. The decline in the financial markets resulted in losses in the Company's trading portfolio of $488,000 during the three months ended July 31, 2001, versus a gain of $128,000 during the same period of last fiscal year. Dividend income from the Value Line mutual funds was 37% lower than the level during the first three months of fiscal 2001.

                                VALUE LINE, INC.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended July 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                              Value Line, Inc.
                                  (Registrant)




Date:  September 14, 2001      By:  s/ Jean Bernhard Buttner
                                    -------------------------
                                    Jean Bernhard Buttner
                                    Chairman & Chief Executive Officer



Date:  September 14, 2001      By:  s/ Stephen R. Anastasio
                                    -------------------------
                                    Stephen R. Anastasio
                                    Chief Accounting Officer



Date:  September 14, 2001      By:  s/ David T. Henigson
                                    ----------------------------
                                    David T. Henigson
                                    Vice President and Treasurer