Form 10-Q
period 2001-10-31
VALUE LINE INC
filed 2001-12-17
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 2001              Commission file number 0-11306
                                                                       -------

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

                               Yes  /X/      No  / /
                                  ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at October 31, 2001
           -----                          -------------------------------


Common stock, $.10 par value                    9,979,325 Shares
                                                ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Oct. 31,   April 30,
                                                              2001       2001
                                                            --------   ---------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $149,938 and $86,094, respectively)     $150,322   $ 86,424
  Trading securities                                           578     15,360
  Accounts receivable, net of allowance for doubtful
   accounts of $117 and $131, respectively                   1,539      2,216
  Receivable from affiliates                                 2,651      2,821
  Prepaid expenses and other current assets                    656      1,274
  Deferred income taxes                                        742        742
                                                          --------   --------
    Total current assets                                   156,488    108,837

  Long term securities available for sale                   78,523    148,784
  Property and equipment, net                                8,848      9,423
  Capitalized software and other intangible assets, net      3,325      3,948
                                                          --------   --------
    Total assets                                          $247,184   $270,992
                                                          ========   ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                $  4,886   $  5,716
  Accrued salaries                                           1,757      2,291
  Dividends payable                                          2,495      2,494
  Accrued taxes payable                                      2,964        423
                                                          --------   --------
    Total current liabilities                               12,102     10,924

  Unearned revenue                                          36,455     39,526
  Deferred income taxes                                     10,775     20,194
  Deferred charges                                               3        142

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                          1,000      1,000
  Additional paid-in capital                                   967        963
  Retained earnings                                        168,540    163,416
  Treasury stock, at cost (20,675 shares on 10/31/01,
   and 21,075 on 4/30/01)                                     (398)      (406)
  Accumulated other comprehensive income, net of tax        17,740     35,233
                                                          --------   --------
    Total shareholders' equity                             187,849    200,206
                                                          --------   --------
    Total liabilities and shareholders' equity            $247,184   $270,992
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

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                           Three months ended   Six months ended
                                               October 31,          October 31,
                                             2001      2000      2001       2000
                                             ----      ----      ----       ----
Revenues:
  Investment periodicals and
   related publications                     $13,178   $13,812   $26,508   $27,871
  Investment management fees & svcs           8,599    11,861    18,109    22,357
                                            -------   -------   -------   -------
    Total revenues                           21,777    25,673    44,617    50,228
                                            -------   -------   -------   -------
Expenses:
  Advertising and promotion                   4,496     5,557    10,087    10,709
  Salaries and employee benefits              5,886     6,072    11,770    12,091
  Production and distribution                 2,185     1,881     4,264     3,689
  Office and administration                   1,920     2,161     3,919     4,371
                                            -------   -------   -------   -------
    Total expenses                           14,487    15,671    30,040    30,860
                                            -------   -------   -------   -------

Income from operations                        7,290    10,002    14,577    19,368
Income from securities transactions, net      2,169     1,023     2,435     2,214
                                            -------   -------   -------   -------
Income before income taxes                    9,459    11,025    17,012    21,582
Provision for income taxes                    3,944     4,528     6,898     8,860
                                            -------   -------   -------   -------
    Net income                              $ 5,515   $ 6,497   $10,114   $12,722
                                            =======   =======   =======   =======

Earnings per share, basic & fully diluted   $  0.55   $  0.65   $  1.01   $  1.27
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

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    For the six months
                                                                                           ended
                                                                                   Oct. 31,     Oct. 31,
                                                                                     2001        2000
                                                                                   --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $    10,114   $    12,722

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                        1,527         1,515
  Gains on sales of trading securities and securities held for sale                   (1,365)       (1,134)
  Unrealized losses on trading securities                                                386         1,179
  Loss on disposal of equipment                                                            6            --

  Changes in assets and liabilities:
   Decrease in unearned revenue                                                       (3,071)       (4,396)
   Decrease in deferred charges                                                         (139)         (138)
   Decrease in accounts payable and accrued expenses                                    (830)         (318)
   Decrease in accrued salaries                                                         (534)         (395)
   Increase/(decrease) in accrued taxes payable                                        2,541        (1,041)
   Decrease/(increase) in prepaid expenses and other current assets                      618          (118)
   Decrease in accounts receivable                                                       677           608
   Decrease/(increase) in receivable from affiliates                                     170          (538)
                                                                                 -----------   -----------
    Total adjustments                                                                    (14)       (4,776)
                                                                                 -----------   -----------
NET CASH PROVIDED BY OPERATIONS                                                       10,100         7,946

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of long term securities                                         49,903        24,572
  Purchases of long term securities                                                      (82)       (4,321)
  Proceeds from sales of trading securities                                           31,725        22,476
  Purchases of trading securities                                                    (22,436)      (21,991)
  Acquisition of property, and equipment                                                (103)         (524)
  Expenditures for capitalized software                                                 (232)         (641)
                                                                                 -----------   -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             58,775        19,571

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM SALES OF TREASURY STOCK                                                   12            --
  Dividends paid                                                                      (4,989)       (4,990)
                                                                                 -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                                                 (4,977)       (4,990)
                                                                                 -----------   -----------
Net increase in cash and cash equivalents                                             63,898        22,527
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        86,424        47,933
                                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   150,322   $    70,460
                                                                                 ===========   ===========


The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                Common stock
                                                                                                          Accumulated
                                                                                                             Other
                                                                                                          Comprehensive
                                                                                                             income
                                                                                                          (Unrealized
                                Number      Par value   Additional                                          gains on
                                of          @ $.10      paid-in     Treasury  Comprehensive    Retained    long term
                                shares      Per share   capital      Stock       income        earnings    securities)       Total
                                ------      ---------   -------      -----       ------        --------    -----------       -----
Balance at May 1, 2001          9,978,925    $1,000     $963        ($406)                    $163,416       $35,233      $200,206

Comprehensive income

 Net income                                                                      $10,114        10,114                      10,114
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                         (17,493)                    (17,493)      (17,493)
                                                                                 -------

Comprehensive income                                                             ($7,379)
                                                                                 =======

Exercise of stock options             400                  4            8                                                       12

Dividends declared                                                                              (4,990)                     (4,990)
                                ---------    ------     ----        -----                     --------       -------      --------
Balance at October 31, 2001     9,979,325    $1,000     $967        ($398)                    $168,540       $17,740      $187,849
                                =========    ======     ====        =====                     ========       =======      ========


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


                                Common stock
                                                                                                            Accumulated
                                                                                                            Other
                                                                                                            Comprehensive
                                                                                                            income
                                                                                                            (Unrealized
                                Number      Par value   Additional                                          gains on
                                of          @ $.10      paid-in     Treasury    Comprehensive    Retained   long term
                                shares      Per share   capital     Stock       income           earnings   securities)      Total
                                ------      ---------   -------     -----       ------           --------   -----------      -----

Balance at May 1, 2000          9,978,625      $1,000         $959      ($411)                    $149,304    $60,014      $210,866

Comprehensive income
 Net income                                                                          $12,722        12,722                   12,722
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                              (1,464)                  (1,464)       (1,464)
                                                                                     -------
Comprehensive income                                                                 $11,258
                                                                                     =======
Dividends declared                                                                                  (4,990)                  (4,990)
                                ---------      ------         ----      -----                     --------    -------      --------
Balance at October 31, 2000     9,978,625      $1,000         $959      ($411)                    $157,036    $58,550      $217,134
                                =========      ======         ====      =====                     ========    =======      ========


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

Cash and Cash Equivalents:
The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2001 and April 30, 2001, cash equivalents included $149,768,000 and $86,011,000, respectively, invested in the Value Line money market funds.

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

                               VALUE LINE, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


MARKETABLE SECURITIES - NOTE 2:
-------------------------------

Trading Securities:
Securities held by the Company and by Value Line Securities, Inc. had an aggregate cost of $585,000 and a market value of $578,000 at October 31, 2001, and an aggregate cost of $14,981,000 and a market value of $15,360,000 at April 30, 2001.

Long-Term Securities Available for Sale:
The aggregate cost of the long-term securities was $51,230,000 and a market value of $78,523,000 at October 31, 2001. The aggregate cost of the long-term securities was $94,579,000 and a market value of $148,784,000 at April 30, 2001. At October 31, 2001, the decrease in gross unrealized appreciation on these securities of $26,912,000, net of deferred taxes of $9,419,000, was included in shareholders' equity. During the second quarter of fiscal 2002, the Company sold various securities from its long term securities portfolio. The proceeds from these sales were $49,903,000 and the related gain on these sales were $6,472,000.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:
----------------------------------------------------------

Cash payments for income taxes were $4,352,000 and $9,910,000 during the six months ended October 31, 2001 and 2000, respectively.

EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN - NOTE 4:
----------------------------------------------------

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income for the six months ended October 31, 2001 and 2000, was $750,000 and $690,000, respectively.

                               VALUE LINE, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


COMPREHENSIVE INCOME - NOTE 5:
------------------------------

Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At October 31, 2001 and 2000, the Company held long term securities classified as available-for-sale. For the six months ended October 31, 2001 and 2000 the decrease in gross unrealized gains on these securities were $26,912,000 and $2,252,000, and the decrease related to deferred taxes was $9,419,000 and $788,000, respectively.

RELATED PARTY TRANSACTIONS - NOTE 6:
------------------------------------

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from all but two of the fifteen mutual funds for which Value Line is the adviser.
The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the six months ended October 31, 2001 and October 31, 2000 investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $17,035,000 and $20,609,000, respectively. These amounts include service and distribution fees of $3,259,000 and $2,900,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,509,000 and $2,697,000 at October 31, 2001 and April 30, 2001, respectively.

For the six months ended October 31, 2001 and 2000, the Company was reimbursed $272,000 and $263,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At October 31, 2001 and April 30, 2001, Receivable from Affiliates included a receivable from the Parent of $45,000 and $46,000 respectively. For the six months ended October 31, 2001 and 2000, the Company made federal income tax payments to the Parent amounting to $2,750,000 and $7,950,000, respectively.

                               VALUE LINE, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


FEDERAL, STATE AND LOCAL INCOME TAXES - NOTE 7:
-----------------------------------------------

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:


                                                Six months ended October 31,
                                                    2001           2000
                                                    --------------------
                                                       (in thousands)
Current:
  Federal                                              $5,925    $7,455
  State and local                                       1,108     1,774
                                                    --------------------
                                                        7,033     9,229
Deferred:
  Federal                                                (135)     (357)
  State and local                                          --       (12)
                                                    --------------------
                                                         (135)     (369)
                                                    --------------------
                                                       $6,898    $8,860
                                                    ====================


Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset/(liability) are primarily a result of unrealized gains on the Company's trading and long term securities portfolios.

BUSINESS SEGMENTS - NOTE 8:
---------------------------

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

                               VALUE LINE, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)


                                          Six months ended October 31, 2001
                                          Publishing Investment Total
                                                    Management
                                                    Services

Revenues from external customers            $26,508   $18,109   $44,617
Intersegment revenues                           111        --       111
Income from securities transactions              74     2,361     2,435
Depreciation and amortization                 1,490        20     1,510
Segment profit                                7,928     6,666    14,594
Segment assets                               18,599   227,420   246,019
Expenditures for
 segment assets                                 322        13       335


                                          Six months ended October 31, 2000
                                          Publishing Investment Total
                                                    Management
                                                    Services

Revenues from external customers            $27,871   $22,357   $50,228
Intersegment revenues                            54        --        54
Income from securities transactions             138     2,076     2,214
Depreciation and amortization                 1,457        29     1,486
Segment profit                                8,039    11,358    19,397
Segment assets                               20,589   276,161   296,750
Expenditures for
 segment assets                               1,064        90     1,154

                               VALUE LINE, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)


                                                  Six months ended October 31,
                                                         2001      2000
Revenues
Total revenues for reportable segments                $44,728   $50,282
Elimination of intersegment revenues                     (111)      (54)
                                                    --------------------
  Total consolidated revenues                         $44,617   $50,228
                                                    ====================

Segment profit

Total profit for reportable segments                  $17,029   $21,611
Less: Depreciation related to corporate assets            (17)      (29)
                                                    --------------------
  Income before income taxes                          $17,012   $21,582
                                                    ====================

Assets

Total assets for reportable segments                 $246,019  $296,750
Corporate assets                                        1,165       640
                                                    --------------------
  Consolidated total assets                          $247,184  $297,390
                                                    ====================

                    [HOROWITZ & ULLMANN, P.C. LETTERHEAD]

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Value Line, Inc.
New York, NY

We have reviewed the accompanying consolidated balance sheet of Value
Line, Inc. and its subsidiaries as of October 31, 2001 and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the six month periods ended October 31, 2001 and 2000. All information included in these financial statements is the representation of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in score than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of April 30, 2001 and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated July 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2001 is fairly stated in all material respects.

/s/ Horowitz & Ullmann, P.C.

December 14, 2001

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES:

The Company had liquid resources, which were used in its business, of $222,909,000 at October 31, 2001. In addition to $144,386,000 of working capital, the Company had long-term securities available for sale with a market value of $78,523,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $10,100,000 for the six months ended October 31, 2001 was 27% higher than fiscal 2001's cash flow of $7,946,000. The increase in cash flow from operations was primarily due to a delayed payment of federal income tax as provided by the Internal Revenue Service's disaster relief that resulted from the September 11, 2001 terrorist attacks in New York City. A 23% increase in new full term subscription orders also contributed to the cash flow from operations. Net cash inflows from investing activities during the first six months of fiscal 2002 were $39,204,000 higher than net cash flows for the first six months of fiscal 2001 due largely to the Company's decision to realign its long-term securities holdings and substantially reduce its equity trading portfolio holdings.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2002.


RESULTS OF OPERATIONS:

Net income for the six months ended October 31, 2001 was $10,114,000, or $1.01 per share compared with net income of $12,722,000 or $1.27 per share during the same period of last fiscal year. Net income for the second quarter was $5,515,000 or $.55 per share as compared to $6,497,000 or $.65 per share for the three months ended October 31, 2000. Revenues of $44,617,000 for the six months ended October 31, 2001 were 11% below those during the same period last year due largely to the 19% decline in investment management fees and services revenue, mainly from the Value Line family of mutual funds, as a result of the decline in the equity markets. Operating income of $14,577,000 for the six months ended October 31, 2001, compares to operating income of $19,368,000 for the same period of last fiscal year.

Subscription revenues of $26,508,000 were 5% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year is a result of a 5% decline in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which include THE VALUE LINE
INVESTMENT SURVEY FOR WINDOWS, RESEARCH CENTER, CONDENSED, EXPANDED EDITION, AND VALUE LINE SELECT. As of October 31, 2001, combined circulation to the VALUE LINE INVESTMENT SURVEY, VALUE LINE INVESTMENT SURVEY FOR WINDOWS, RESEARCH CENTER, AND CONDENSED is 2% higher than the prior year's circulation. The change in subscription revenues is primarily attributable to the continued difficult financial market conditions that investors face, with the NASDAQ index falling almost 50% during the past 12 months. This decline in the financial markets has, in turn, restrained demand for the Company's investment publications. Recently, the Company experienced a substantial increase in subscription activity with total new subscription orders rising over 23% from the level during the first six months of the prior fiscal year. Investment management fees and services revenues of $18,109,000 for the six months ended October 31, 2001, were 19% below the prior fiscal year's revenues. The lower investment management fees and services are due to a decrease in the average annual net assets under management in the Company's mutual funds that resulted primarily from the decline in the financial markets during the past
12 months.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS:


Operating expenses for the six months ended October 31, 2001 of $30,040,000 were slightly less than last year's expenses of $30,860,000. Total advertising expenses increased 5% over the prior year's expenses as a result of additional advertising for the Value Line family of mutual funds for which Value Line is the advisor. In addition, the United States Postal Service raised postage rates approximately 10% and 2% effective January 1, 2001 and July 1, 2001, respectively, which has increased both direct mail marketing and product distribution expenses during the fiscal 2002. Salaries and employee benefit expenses of $11,770,000 were 3% below expenses of $12,091,000 recorded in the prior fiscal year. Production and distribution costs for the six months ended October 31, 2001 of $4,264,000 were 16% above expenses of $3,689,000 for the six months ended October 31, 2000. The increase in production expenses was a result of a reclassification of maintenance costs and amortization of new product development expenditures for Version 2 of the Company's Website from administrative expenses. Additionally, expenses associated with outsourcing a portion of the Company's stock and mutual fund data collection services and amortization of previously deferred costs for the development of computer software for internal use contributed to the higher production expenses. Office and administrative expenses of $3,919,000 were 10% below last year's expenses of $4,371,000. The net decrease in administrative expenses primarily resulted from the aforementioned reclassification of certain maintenance expenses and amortization of software development expenditures for Value Line's Internet site to production expenses.

The Company's securities portfolios produced a gain of $2,435,000 for the six months ended October 31, 2001 compared to a gain of $2,214,000 during last fiscal year. The second quarter of fiscal 2002 includes gains of $6,472,000 attributable to sales of securities from the Company's long-term securities portfolio. The Company's trading portfolio produced losses of $5,493,000 during the six months ended October 31, 2001, versus a gain of $15,000 during the same period of last fiscal year. The value of the Company's securities portfolio has been negatively impacted by the declining financial market that started at the beginning of fiscal year 2001. The decline has accelerated dramatically during the current fiscal year. Income from securities transactions also included dividend income of $1,464,000 for the six months ended October 31, 2001, which compares to $2,245,000 for the same period of last fiscal year.

With a net profit margin of 23%, an operating profit margin of 33%, and liquid resources in excess of $222 million, the Company remains poised to continue to succeed in the near future.

                                VALUE LINE, INC.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                              Value Line, Inc.
                                  (Registrant)




Date:  December 17, 2001       By:  s/Jean Bernhard Buttner
                                    -------------------------
                                    Jean Bernhard Buttner
                                    Chairman & Chief Executive Officer



Date:  December 17, 2001       By:  s/Stephen R. Anastasio
                                    -------------------------
                                    Stephen R. Anastasio
                                    Chief Accounting Officer



Date:  December 17, 2001       By:
                                    -------------------------
                                    David T. Henigson
                                    Vice President and Treasurer