Form 10-Q
period 2002-01-31
VALUE LINE INC
filed 2002-03-18
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 31, 2002               Commission file number 0-11306
                                                                        -------

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

                               Yes  /X/      No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                     Outstanding at January 31, 2002
       -----                                     -------------------------------



Common stock, $.10 par value                         9,979,625 Shares
                                                     ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                Value Line, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (unaudited)


                                                            Jan. 31,       April 30,
                                                              2002           2001
                                                            ---------      ---------
Assets
Current Assets:
  Cash and cash equivalents (including short term
  investments of $117,572 and $86,094, respectively)        $ 117,836      $  86,424
  Trading securities                                            7,608         15,360
  Accounts receivable, net of allowance for doubtful
   accounts of $125 and $131, respectively                      1,729          2,216
  Receivable from affiliates                                    2,655          2,821
  Prepaid expenses and other current assets                       806          1,274
  Deferred income taxes                                           742            742
                                                            ---------      ---------
    Total current assets                                      131,376        108,837

  Long term securities                                        112,141        148,784
  Property and equipment, net                                   8,761          9,423
  Capitalized software and other intangible assets, net         3,173          3,948
                                                            ---------      ---------
    Total assets                                            $ 255,451      $ 270,992
                                                            =========      =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                  $   4,921      $   5,716
  Payable to clearing broker                                      998             --
  Accrued salaries                                              1,979          2,291
  Dividends payable                                             2,495          2,494
  Accrued taxes payable                                           252            423
                                                            ---------      ---------
    Total current liabilities                                  10,645         10,924

  Unearned revenue                                             39,128         39,526
  Deferred income taxes                                        12,117         20,194
  Deferred charges                                                 --            142

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                             1,000          1,000
  Additional paid-in capital                                      970            963
  Retained earnings                                           171,663        163,416
  Treasury stock, at cost (20,375 shares on 1/31/02,
   and 21,075 on 4/30/01)                                        (392)          (406)
  Accumulated other comprehensive income, net of tax           20,320         35,233
                                                            ---------      ---------
    Total shareholders' equity                                193,561        200,206
                                                            ---------      ---------
    Total liabilities and shareholders' equity              $ 255,451      $ 270,992
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

PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements

                                VALUE LINE, INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (unaudited)


                                              Three months ended      Nine months ended
                                                   Jan. 31,               Jan. 31,
                                               2002        2001        2002        2001
                                              -------     -------     -------     -------
Revenues:
  Investment periodicals and
   related publications                       $13,189     $14,189     $39,697     $42,060
  Investment management fees & svcs             8,431      10,767      26,540      33,124
                                              -------     -------     -------     -------
    Total revenues                             21,620      24,956      66,237      75,184
                                              -------     -------     -------     -------
Expenses:
  Advertising and promotion                     5,438       6,591      15,525      17,300
  Salaries and employee benefits                5,771       5,975      17,541      18,066
  Production and distribution                   2,088       1,979       6,352       5,668
  Office and administration                     2,008       2,275       5,927       6,646
                                              -------     -------     -------     -------
    Total expenses                             15,305      16,820      45,345      47,680
                                              -------     -------     -------     -------

Income from operations                          6,315       8,136      20,892      27,504
Income from securities transactions, net        3,074      10,803       5,509      13,017
                                              -------     -------     -------     -------
Income before income taxes                      9,389      18,939      26,401      40,521
Provision for income taxes                      3,771       7,146      10,669      16,006
                                              -------     -------     -------     -------
    Net income                                $ 5,618     $11,793     $15,732     $24,515
                                              =======     =======     =======     =======

Earnings per share, basic & fully diluted     $  0.56     $  1.19     $  1.58     $  2.46
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

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      Consolidated Statements Of Cash Flows
                                 (In Thousands)
                                   (unaudited)


                                                                            For the nine months
                                                                                   ended
                                                                          Jan. 31,       Jan. 31,
                                                                            2002           2001
                                                                          ---------      ---------
Cash flows from operating activities:
  Net income                                                              $  15,732      $  24,515

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                               2,263          2,416
  Gains on sales of trading securities and securities held for sale          (3,641)       (10,600)
  Unrealized losses on trading securities                                       398          1,647
  Writedown of equipment                                                          6            161

  Changes in assets and liabilities:
   Decrease in unearned revenue                                                (398)        (3,009)
   Decrease in deferred charges                                                (142)          (208)
   Decrease in accounts payable and accrued expenses                           (795)          (968)
   Decrease in accrued salaries                                                (312)          (175)
   (Decrease)/increase in accrued taxes payable                                (171)         1,895
   Decrease/(increase) in prepaid expenses and other current assets             468           (128)
   Decrease in accounts receivable                                              487            229
   Decrease/(increase) in receivable from affiliates                            166           (203)
                                                                          ---------      ---------
    Total adjustments                                                        (1,671)        (8,943)
                                                                          ---------      ---------
Net cash provided by operations                                              14,061         15,572

Cash flows from investing activities:
  Proceeds from sales of long term securities                                52,191         35,075
  Purchases of long term securities                                         (28,792)       (34,348)
  Proceeds from sales of trading securities                                  31,726         30,543
  Purchases of trading securities                                           (29,479)       (36,004)
  Acquisitions of property, and equipment                                      (362)          (580)
  Expenditures for capitalized software                                        (470)          (809)
                                                                          ---------      ---------
Net cash provided by/(used in) investing activities                          24,814         (6,123)

Cash flows from financing activities:
  Proceeds from sales of treasury stock                                          21             --
  Dividends paid                                                             (7,484)        (7,485)
                                                                          ---------      ---------
Net cash used in financing activities                                        (7,463)        (7,485)
                                                                          ---------      ---------
Net increase in cash and cash equivalents                                    31,412          1,964
Cash and cash equivalents at beginning of period                             86,424         47,933
                                                                          ---------      ---------
Cash and cash equivalents at end of period                                $ 117,836      $  49,897
                                                                          =========      =========


 The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2002
                      (in thousands, except share amounts)
                                   (unaudited)


                               Common stock
                                                                                                        Accumulated
                                Number                Additional                                           Other         Total
                                  of                   paid-in      Treasury  Comprehensive  Retained   Comprehensive Shareholders'
                                shares      Amount     capital       Stock       income      earnings      income        Equity
                              ----------  ----------  ----------   ----------  ----------   ----------   ----------   ----------
Balance at May 1, 2001         9,978,925  $1,000      $963         ($406)                   $163,416    $ 35,233    $200,206

Comprehensive income
 Net income                                                                   $  15,732       15,732                 15,732
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                        (14,913)                (14,913)   (14,913)
                                                                               --------
Comprehensive income                                                           $    819
                                                                               ========
Exercise of stock options            700                  7          14                                                       21

Dividends declared                                                                            (7,485)               (7,485)
                              ----------  ------      ----         -----                    --------   --------   --------
Balance at January 31, 2002    9,979,625  $1,000      $970         ($392)                   $171,663   $ 20,320   $193,561
                              ==========  ======      ====         =====                    ========   ========   ========



 The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2001
                      (in thousands, except share amounts)
                                   (unaudited)


                            Common stock
                                                                                                      Accumulated
                              Number                Additional                                           Other         Total
                                of                   paid-in      Treasury  Comprehensive  Retained   Comprehensive Shareholders'
                              shares      Amount     capital       Stock       income      earnings      income        Equity
                             ---------   ---------  ----------   ----------  ----------   ----------   ----------   ----------

Balance at May 1, 2000        9,978,625   $1,000      $959         ($411)                 $149,304     $ 60,014     $210,866

Comprehensive income
 Net income                                                                   $ 24,515      24,515                    24,515
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                       (17,388)                 (17,388)     (17,388)
                                                                              --------
Comprehensive income                                                          $  7,127
                                                                              ========
Dividends declared                                                                          (7,485)                  (7,485)
                              ---------   ------      ----         -----                  --------     --------     --------
Balance at January 31, 2001   9,978,625   $1,000      $959         ($411)                 $166,334     $ 42,626     $210,508
                              =========   ======      ====         =====                  ========     ========     ========





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

Cash and Cash Equivalents:
The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2002 and April 30, 2001, cash equivalents included $117,424,000 and $86,011,000, respectively, invested in the Value Line money market funds.

Valuation of Securities:
The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds and government debt securities, is accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The Valuel Line Mutual Funds are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Investments in government debt securities that are held to maturity are carried at amortized cost. Realized gains and losses on sales of the long term securities are recorded in earnings on trade date and are determined on the identified cost method.

Trading securities, which consist of securities held by the Company , are valued at market with realized and unrealized gains and losses included in earnings.

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities - Note 2:

Trading Securities:
Securities held by the Company had an aggregate cost of $7,627,000 and a market value of $7,608,000 at January 31, 2002, and an aggregate cost of $14,981,000 and a market value of $15,360,000 at April 30, 2001

Long-Term Securities:
Equity Securities Available for Sale:
The aggregate cost of the long-term equity securities was $59,105,000 and the market value was $90,321,000 at January 31, 2002. The aggregate cost of the long-term equity securities at April 30, 2001 was $94,579,000 and the market value was $148,784,000. For the nine months ended January 31, 2002, the decrease in gross unrealized appreciation on these securities of $22,990,000, net of deferred taxes of $8,077,000, was included in shareholders' equity. During the second quarter of fiscal 2002, the Company sold various securities from its long term equity securities portfolio. The proceeds from these sales were $49,903,000 and the related gain on these sales were $6,472,000. In addition, the Company received capital gain distributions of $2,276,000 from its investment in the Value Line Mutual Funds, which were reinvested in their respective funds.

Government Debt Securities Held to Maturity:
The Company's investment in debt securtities are held to maturity and valued at amortized cost. The amortized cost and aggregate fair value at January 31, 2002 were $21,820,000 and $21,906,000 for U.S.government debt securities which mature as follows:


                                                             (In Thousands)
                                                     Amortized
                                                          Cost             Fair Value
--------------------------------------------------------------------------------------
Due in 1-2 years                                        13,026                 13,102
Due in 2-5 years                                         8,794                  8,804
                                             -----------------------------------------
Total investment in debt securities                    $21,820                $21,906
                                             =========================================

The average yield on the debt securities held at January 31, 2002 was 3.46%.

Supplemental Disclosure Of Cash Flow Information - Note 3:

Cash payments for income taxes were $10,837,000 and $14,111,000 during the nine months ended January 31, 2002 and 2001, respectively.

Employees' Profit Sharing And Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statement of Income for the nine months ended Janaury 31, 2002 and 2001, was $954,000 and $1,035,000, respectively.

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

At January 31, 2002 and 2001, the Company held long term equity securities classified as available-for-sale. For the nine months ended January 31, 2002 and 2001 the decreases in gross unrealized gains on these securities were $22,990,000 and $26,751,000 and the decreases in related deferred taxes were $8,077,000 and $9,363,000, respectively.

Related Party Transactions - Note 6:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from all but two of the fifteen mutual funds for which Value Line is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the nine months ended January 31, 2002 and January 31, 2001 investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $24,976,000 and $30,682,000, respectively. These amounts include service and distribution fees of $4,809,000 and $4,742,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,565,000 and $2,697,000 at January 31, 2002 and April 30, 2001, respectively.

For the nine months ended January 31, 2002 and 2001, the Company was reimbursed $390,000 and $389,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At January 31, 2002 and April 30, 2001, Receivable from Affiliates included a receivable from the Parent of $48,000 and $46,000 respectively. For the nine months ended January 31, 2002 and 2001, the Company made federal income tax payments to the Parent amounting to $8,898,000 and $11,450,000, respectively.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Federal, State And Local Income Taxes - Note 7:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:


                                                   Nine months ended January 31,

                                                     2002                 2001
                                                  -----------------------------
                                                  (in thousands)
Current:
  Federal                                          $ 8,841              $14,004
  State and local                                    1,958                2,537
                                                  -----------------------------
                                                    10,799               16,541
Deferred:
  Federal                                             (119)                (519)
  State and local                                      (11)                 (16)
                                                  -----------------------------
                                                      (130)                (535)
                                                  -----------------------------
                                                  $10,669               $16,006
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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)


                                 Nine months ended January 31, 2002
                                      Publishing   Investment        Total
                                                   Management
                                                     Services

Revenues from external customers         $39,697     $ 26,540     $ 66,237
Intersegment revenues                        163           --          163
Income from securities transactions           75        5,434        5,509
Depreciation and amortization              2,184           43        2,227
Segment profit                            11,072        9,856       20,928
Segment assets                            18,535      235,832      254,367
Expenditures for
 segment assets                              819           13          832


                                 Nine months ended January 31, 2001
                                      Publishing   Investment        Total
                                                   Management
                                                     Services

Revenues from external customers        $ 42,060     $ 33,124     $ 75,184
Intersegment revenues                        101           --          101
Income from securities transactions          216       12,801       13,017
Depreciation and amortization              2,307           61        2,368
Segment profit                            11,652       15,900       27,552
Segment assets                            20,007      265,388      285,395
Expenditures for
 segment assets                            1,280          100        1,380

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)


                                                 Nine months ended January 31,
                                                        2002           2001
Revenues
Total revenues for reportable segments             $  66,400      $  75,285
Elimination of intersegment revenues                    (163)          (101)
                                                   ------------------------
  Total consolidated revenues                      $  66,237      $  75,184
                                                   ========================

Segment profit
Total profit for reportable segments               $  26,437      $  40,569
Less: Depreciation related to corporate assets           (36)           (48)
                                                   ------------------------
  Income before income taxes                       $  26,401      $  40,521
                                                   ========================

Assets
Total assets for reportable segments               $ 254,367      $ 285,395
Corporate assets                                       1,084            618
                                                   ------------------------
  Consolidated total assets                        $ 255,451      $ 286,013
                                                   ========================

                    [LETTERHEAD OF HOROWITZ & ULLMANN, P.C.]




                        Report Of Independent Accountants

To the Board of Directors and Shareholders of Value Line, Inc.
New York, NY

We have reviewed the accompanying consolidated balance sheet of Value Line, Inc. and its subsidiaries as of January 31, 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the nine months ended January 31, 2002 and 2001. All information included in these financial statements is the representation of the Company's Management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of April 30, 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended -(not presented herein), and in our report dated July 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information, set forth in the accompanying consolidated balance sheet as of April 30, 2001 is fairly stated in all material respects.

/s/ HOROWITZ & ULLMANN, P.C.

March 11, 2002

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


LIQUIDITY AND CAPITAL RESOURCES:

The Company had liquid resources, which were used in its business, of $232,872,000 at January 31, 2002. In addition to $120,731,000 of working capital, the Company had long-term securities with a market value of $112,141,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow from operations of $14,061,000 for the nine months ended January 31, 2002 was 10% lower than fiscal 2001's cash flow of $15,572,000. The decrease in cash flow from operations was primarily a result of lower pretax earnings partially offset by an increase in unserved paid subscription orders. Net cash inflows from investing activities during the first nine months of fiscal 2002 were $30,937,000 higher than net cash flows for the first nine months of fiscal 2001 due largely to the Company's decision to realign its long-term securities holdings and substantially reduce its equity trading portfolio holdings.

Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2002.

RESULTS OF OPERATIONS:

Net income for the nine months ended January 31, 2002 of $15,732,000 or $1.58 per share compared to net income of $24,515,000 or $2.46 per share during last fiscal year. Net income for the third quarter ended January 31, 2002 was $5,618,000 or $.56 per share compared to net income of $11,793,000 or $1.19 for the three months ended January 31, 2001. The decline in net income during the nine months and third quarter periods was largely the result of a decrease in income from securities transactions. The decline resulted primarily from the reduction of $8,200,000 in annual capital gain distributions from the Company's investments in the Value Line mutual funds, reflecting effective tax management. The remaining decrease in net income resulted from the lower level of revenues, primarily investment management fees and services revenue due to a decline in average net asset values in the Value Line mutual funds. The change in net asset values in the Value Line family of mutual funds is largely attributable to the overall decline in the financial markets with the NASDAQ index falling 30% during the past twelve months.

Subscription revenues of $39,697,000 were 6% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year's is primarily a result of the 6% decline in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which include THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE RESEARCH CENTER, CONDENSED EDITION, EXPANDED EDITION, AND VALUE LINE SELECT. As of January 31, 2002, combined circulation of THE VALUE INVESTMENT SURVEY, VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE RESEARCH CENTER, AND CONDENSED EDITION was 2% higher than the prior year's circulation. The change in total subscription revenues is primarily attributable to the continued difficult financial market conditions that investors face with the NASDAQ index falling 30% during the past 12 months. This in turn, restrained demand for the Company's investment publications. Recently, the Company experienced an increase in subscription activity with total new subscription orders rising over 5% from the level during the first nine months of the prior fiscal year. Investment management fees and services revenues of $26,540,000 for the nine months ended January 31, 2002, were 20% below the prior fiscal year's revenues.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Operating expenses for the nine months ended January 31, 2002 of $45,345,000 were 5% below last year's expenses of $47,680,000. Total advertising expenses of $15,525,000 were 10% below the prior year's expenses of $17,300,000. The decrease in advertising expenses resulted primarily from the lower level of marketing costs for two of the equity mutual funds for which the Company is the advisor and a decline in discount brokerage commissions, which were directly related to the lower level of assets under management in the Value Line family of mutual funds. The Company increased its direct mail marketing efforts for both, the Value Line publications and the Value Line mutual funds by 37% compared to the same period of last fiscal year primarily due to the effectiveness of this method of advertising. In addition, the United States Postal Service raised postal rates approximately 9% and 2% effective January 1, 2001 and July 1, 2001, respectively, which has increased both direct mail marketing and product distribution expenses during fiscal 2002. Salaries and employee benefit expenses of $17,541,000 were 3% below expenses of $18,066,000 recorded in the prior fiscal year. Production and distribution costs for the nine months ended January 31, 2002 of $6,352,000 were 12% above expenses of $5,668,000 for the nine months ended January 31, 2001. The increase in production and distribution expenses was a result of the aforementioned increase in postage costs and a reclassification from administrative expenses, maintenance and amortization costs for new product development expenditures for Version 2 of the Company's Website. Additionally, expenses associated with outsourcing a portion of the Company's stock and mutual fund data collection services and amortization of previously deferred costs for the development of computer software for internal use contributed to the higher production expenses. Office and administrative expenses of $5,927,000 were 11% below last year's expenses of $6,646,000. The net decrease in administrative expenses primarily resulted from the aforementioned reclassification of maintenance and amortization expenses for software development to production expenses and a decline in depreciation and rent expenses.

The Company's securities portfolios produced a gain of $5,509,000 for the nine months ended January 31, 2002, which is 58% below the gain of $13,017,000 for the same period of last fiscal year. The first nine months of fiscal 2002 include gains of $6,472,000 attributable to sales of securities from the Company's long-term securities portfolio. The Company's trading portfolio produced losses of $5,505,000 during the nine months ended January 31, 2002, versus a loss of $1,490,000 during the same period of last fiscal year. The value of the Company's securities portfolios has been negatively impacted by the declining financial market that started at the beginning of fiscal year 2001 and has accelerated dramatically during the current fiscal year. Income from securities transactions also included dividend income of $2,114,000 for the nine months ended January 31, 2002, which compares to dividend income of $4,190,000 for the same period of last fiscal year. Capital gain distributions from the Company's mutual funds of $2,276,000 were $8,200,000 below the prior year due to the Company's effective tax management of the Value Line mutual funds.

                                VALUE LINE, INC.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.


                            Value Line, Inc.
                               (Registrant)




Date:  March 18, 2002       By:     /s/ Jean Bernhard Buttner
                                    -------------------------
                                    Jean Bernhard Buttner
                                    Chairman & Chief Executive Officer


Date:  March 18, 2002       By:     /s/ Stephen R. Anastasio
                                    -------------------------
                                    Stephen R. Anastasio
                                    Chief Accounting Officer


Date:  March 18, 2002       By:     /s/ David T. Henigson
                                    -------------------------
                                    David T. Henigson
                                    Vice President and Treasurer