Form 10-K/A
period 2001-04-30
VALUE LINE INC
filed 2002-03-26
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K

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

                          Common Stock, $.10 par value



                       DOCUMENTS INCORPORATED BY REFERENCE

                  Note article 2-02(a)(3) of Regulation S-X.(A)

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


/s/ Horowitz & Ullmann, P.C.

July 12, 2001
New York, NY

                                VALUE LINE, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10K-A report for the period ended April 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                                Value Line, Inc.
                                    (Registrant)






Date:  March 25, 2002       By:     /s/ Stephen R. Anastasio
                                    -------------------------
                                    Stephen R. Anastasio
                                    Chief Accounting Officer




Date:  March 25, 2002       By:     /s/ David T. Henigson
                                    -------------------------
                                    David T. Henigson
                                    Vice President and Treasurer