Form 10-K
period 2002-04-30
VALUE LINE INC
filed 2002-07-29
CIK 717720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2002          COMMISSION FILE NUMBER 0-11306

                               VALUE LINE, INC.
            (Exact name of registrant as specified in its charter)


               NEW YORK                                   13-3139843
    (State or other jurisdiction of              (IRS Employer Identification
    incorporation or organization)                          Number)


                  220 EAST 42ND STREET, NEW YORK, NY 10017-5891
               (Address of principal executive offices) (Zip Code)

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

                                                     Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates on June 18, 2002 was $57,227,644.

     There were 9,980,125 shares of the Company's Common Stock outstanding at June 18, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

ITEM 1. BUSINESS.

     Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). As of June 18, 2002, AB & Co. owned approximately 86% of the Company's issued and outstanding common stock.

     The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing investment advisory services to mutual funds, institutions and individual clients. VLP publishes in both print and electronic formats The Value Line Investment Survey(TM), one of the nation's major periodical investment services, as well as The Value Line Investment Survey -- Small and Mid-Cap Edition, The Value Line 600, Value Line Select, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line Insight, The Value Line Special Situations Service, The Value Line Options Survey and The Value Line Convertibles Survey. VLP also provides current and historical financial databases (DataFile, Estimates & Projections, Convertibles, Mutual Funds and other services) in standard computer formats and markets investment analysis software, The Value Line Investment Survey FOR WINDOWS(R), The Mutual Fund Survey FOR WINDOWS(R), Value Line Daily Options Survey and Value Line Electronic Convertibles. These electronic products are available on CD-Rom and offered directly on the Company's internet site, www.valueline.com. The Company's print and electronic services are marketed through media, direct mail and the internet to retail and institutional investors.

     The Company is the investment adviser for the Value Line Family of Mutual Funds, which on April 30, 2002, included 15 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

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

A.   INVESTMENT INFORMATION AND PUBLICATIONS.

     VLP publishes investment related publications and produces electronic products described below:

     1.   PUBLICATIONS:

     The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. A combined Index, published quarterly, allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered in the Small and Mid-Cap Edition and in the standard edition of The Value Line Investment Survey. Two of the more important evaluations for each stock covered are "Timeliness(TM)" and "Safety(TM)." "Timeliness(TM)" relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based primarily on the issuer's relative financial strength and its stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 100 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with weekly updates when relevant.

     The Small and Mid-Cap Edition of The Value Line Investment Survey is a weekly publication introduced in 1995 that provides detailed descriptions of approximately 1,800 additional small-and medium-capitalization stocks, many listed on NASDAQ, beyond the 1,700 stocks of larger-capitalization companies traditionally covered in The Value Line Investment Survey. Like The Value Line Investment Survey, the Small and Mid-Cap Edition has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey.

     The Small and Mid-Cap Edition includes a number of unique as well as standard features. One unique feature, The Performance Ranking System, incorporates many of the elements of the Value Line Timeliness(TM) Ranking System, modified to accommodate the 1,800 stocks in the Small and Mid-Cap Edition. The Performance(TM) Rank is based on earnings growth and price momentum and is designed to predict relative price performance over the next six to 12 months.

     The principal difference between the Small and Mid-Cap Edition and The Value Line Investment Survey's Standard Edition is that the Small and Mid-Cap Edition does not include Value Line's financial forecasts or analysts' comments. This modification has allowed VLP to offer this service at a relatively low price.

     The Value Line Mutual Fund Survey is published once every three weeks and was introduced in 1993. It provides full-page profiles of 700 mutual funds and condensed coverage of more than 1,250 funds. Every three weeks subscribers receive an updated issue, containing over 200 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of more than 2,000 funds, as well as articles on investment trends and issues concerning mutual fund investors. The Value Line Mutual Fund Survey also includes annual profiles and analyses on 100 of the nation's major fund families. Funds are ranked for both risk and overall risk-adjusted performance using strictly quantitative means. A large binder is provided to house the fund reports.

     The Value Line No-Load Fund Advisor is a 36 page monthly newsletter for investors who wish to manage their own portfolios of no- and low-load, open-end mutual funds. Each issue features strategies for maximizing total return, with special attention given to tax considerations. Also featured are in-depth interviews with noted portfolio managers, model portfolios for a range of investor profiles, and information about retirement planning, industry news, and listings (with descriptions) of new funds worthy of further consideration. A full statistical review, including latest performance, rankings and sector weightings, is updated each month on 600 leading no-load and low-load funds.

     Value Line Insight is a 12-page monthly newsletter that brings together the views and opinions of economists, analysts and mutual fund managers from Value Line and external sources. The product critically assesses mutual fund manager stock selections using Value Line stock research. It is designed to help individual stock investors see what professionals are doing while mutual fund investors get a critical review of management actions.

     The Value Line Special Situations Service, published periodically 24 times a year, concentrates on fast-growing, smaller companies whose stocks are perceived by VLP analysts as having exceptional appreciation potential.

     The Value Line Options Survey, a periodical weekly service published 24 times a year, evaluates and ranks the expected performance of the most active options listed on United States exchanges (approximately 80,000). An electronic version of this publication, The Value Line Daily Options Survey (available over the Internet), was introduced during the latter part of fiscal 1995. A new enhanced version was introduced in May of 2002. New features include an interactive database and a new spreadsheet.

     The Value Line Convertibles Survey, a periodical service published 24 times a year, evaluates and ranks approximately 600 convertible securities (bonds and preferred stocks) and approximately 80 warrants for future market performance.

     Value Line Select, a monthly publication, was first published in January 1998. As a stock recommendation service with an exclusive circulation, it focuses each month on one company that VLP analysts, economists and statisticians recommend as an investment. Recommendations are backed by in-depth research and are subject to ongoing monitoring.

     The Value Line 600 is a monthly service, which contains full-page reports on more than 600 stocks. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. Since it was introduced in fiscal 1996, it has proven to be very popular among investors who want the same type of analysis provided in the full Investment Survey, but who don't want or need coverage of the large number of companies contained in that publication. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics.

     2.   ELECTRONIC PRODUCTS:

     Value Line Investment Survey FOR WINDOWS(R), on CD-ROM, is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 300 data fields for over 7,500 stocks, industries and indices, including the 1,700 (standard) stocks covered in VLP's benchmark publication, The Value Line Investment Survey. The product was introduced in June 1996. Version 3.0 has major enhancements to the user interface and the ability for users to update data from Value Line's Internet site (www.valueline.com). New features are added continuously.

     Value Line Investment Survey FOR WINDOWS(R) provides over 300 search fields and more than 100 charting and graphing variables for comparative research. The software includes a portfolio module that lets users create and track their own stock portfolios.

     Value Line Mutual Fund Survey FOR WINDOWS(R), a monthly CD-ROM product with internet updates, is the electronic version of the Value Line Mutual Fund Survey. The program features powerful sorting, filtering and portfolio analysis. Version 2 was introduced in 1998, with added features such as style attribution analysis, portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets to differentiate it from the competition.

     Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

     Value Line DataFile contains current and historic annual and quarterly financial records for more than 7,500 active companies and over 5,000 companies that no longer exist in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities brokers. DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold to the institutional market. Value Line DataFile II, which includes less historical data is also available. This version complies with Microsoft Access format for small businesses. During fiscal 1997, Value Line introduced the Value Line Mutual Fund DataFile. It covers over 11,500 mutual funds with up to 20 years of historical data which consists of almost 200 data fields. VLP also offers an Estimates and Projections File, with year-ahead and three-to five-year estimates of financial performance and projections of stock-price ranges on companies covered in the Value Line Investment Survey, as well as a Convertible Securities File and custom services.

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

     A new internet-only service, the Value Line Research Center, includes on-line access to Value Line's leading publications covering stocks, mutual funds, options and convertible securities as well as special situation stocks. This service includes full subscriptions to The Value Line Investment Survey, The Value Line Mutual Fund Survey, The Value Line Daily Options Survey, The Value Line Investment Survey Small and Mid-Cap Edition, The Value Line Convertibles Survey, The Special Situations Service and the recently introduced Value Line ETF Survey.

B.   INVESTMENT MANAGEMENT.

     As of April 30, 2002, the Company was the investment adviser for 15 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, acts as principal underwriter and distributor for the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Shareholder services for the Value Line Funds are provided by National Financial Data Services, an unaffiliated entity associated with State Street Bank and Trust Company.

Total net assets of the Value Line Funds at April 30, 2002, were:

                                                        (in thousands)

     The Value Line Fund, Inc.                            $  284,763
     Value Line Income and Growth Fund, Inc.                 196,087
     The Value Line Special Situations Fund, Inc.            269,792
     Value Line Leveraged Growth Investors, Inc.             463,539
     The Value Line Cash Fund, Inc.                          379,961
     Value Line U.S. Government Securities Fund, Inc.        146,210
     Value Line Centurion Fund, Inc.                         473,042
     The Value Line Tax Exempt Fund, Inc.                    167,860
     Value Line Convertible Fund, Inc.                        53,729
     Value Line Aggressive Income Trust                       66,906
     Value Line New York Tax Exempt Trust                     28,232
     Value Line Strategic Asset Management Trust           1,044,345
     Value Line Emerging Opportunities Fund, Inc.             79,877
     Value Line Asset Allocation Fund, Inc.                  215,534
     Value Line U.S. Multinational Company Fund, Inc.         16,960
                                                          ----------
                                                          $3,886,837
                                                          ==========

     The investment advisory contracts between each of the Value Line Funds and the Company provide that the Company will render investment advisory and other services to the Funds. These contracts must be approved annually in accordance with statutory procedures. The Company furnishes each fund with its investment program, subject to such fund's fundamental investment policies and to control and review by such fund's Board of Directors or Trustees. Each contract also provides that the Company will furnish, at its expense, various administrative services, office space, equipment and administrative personnel necessary for managing the affairs of the funds. Advisory fee rates vary among the funds and may be subject to certain limitations. Each mutual fund may use "Value Line" in its name only so long as the Company acts as its investment adviser.

     Value Line Asset Management ("VLAM"), a division of the Company, manages pension funds and institutional and individual portfolios by utilizing the techniques developed for The Value Line Investment Survey. VLAM has varied investment advisory agreements with its clients which call for payments to the Company calculated on the basis of the market value of the assets under management.

C.   WHOLLY-OWNED OPERATING SUBSIDIARIES.

     1.   VANDERBILT ADVERTISING AGENCY, INC.:

     Vanderbilt Advertising Agency, Inc. ("Vanderbilt") places advertising for the Company's publications, investment advisory services, and mutual funds. Commission income generated by Vanderbilt serves to reduce the Company's advertising expenses.

     2.   COMPUPOWER CORPORATION:

     Compupower provides computerized subscription fulfillment services for the Company as well as subscriber relation's services for Company publications. Additionally, Compupower also provides microfiche and imaging services to Value Line, its affiliates and third-party customers.

     3.   VALUE LINE SECURITIES, INC.:

     Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). Until December 31, 2001, VLS effected brokerage transactions in exchange-listed securities for certain of the Value Line Funds, clearing such transactions on a fully disclosed basis through unaffiliated broker-dealers who receive a portion of the gross commissions. Since January 1, 2002, VLS is being reimbursed by certain of the funds for its trading services. During the past three fiscal years, the Company received service and distribution fees, pursuant to SEC rule 12b-1 from certain Value Line Funds which were used to offset marketing and distribution costs for these funds.

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

THE VALUE LINE STRATEGY TRUST SERIES I: The Company has licensed for a fee certain trademarks and proprietary information for a series of unit investment trusts, THE VALUE LINE STRATEGY TRUST SERIES I. The fundamental strategy for this Trust and future Trusts in this series is to invest in the 100 Rank #1 stocks and maintain a static portfolio position in these 100 stocks for a fourteen-month period. At the end of the fourteen months the portfolio will be liquidated and the investors will be invited to reinvest their distribution in the next available VALUE LINE STRATEGY TRUST SERIES. These unit investment trusts are sold by an extensive network of brokerage firms and provide publicity for the ranking system within the brokerage industry. As of May 17, 2002, total assets of approximately $22,500,000.00 had been invested in these Trusts.

VALUE LINE TARGET 25 PORTFOLIO: The fundamental strategy for this Trust and future Trusts in this series is to invest in a selected 25 stocks of the 100 Rank #1 stocks and maintain a static portfolio position in these 25 stocks for a thirteen-month period. At the end of the thirteen months the portfolio is liquidated and the investors are invited to reinvest their distribution in the next available VALUE LINE TARGET 25 PORTFOLIO. Nike Securities, the underwriter of this UIT, has indicated that it intends to introduce a new UIT series every month. These unit investment trusts are sold by an extensive network of brokerage firms and provide a unique exposure for the ranking system within the brokerage industry. As of May 17, 2002, aggregate assets of over $134,000,000.00 had been invested in these Trusts.

THE TARGET VIP AND THE U.S.A. MOMENTUM PORTFOLIOS: These are UIT products sponsored by Nike which use as a component of their portfolio strategy the Value Line Target 25 strategy. As of May 1, 2002, $45,000,000.00 was invested in these trusts.

ENHANCED INDEX PORTFOLIO: The Enhanced Index Portfolio offered by Nike Securities, uses the same investment strategy as the Value Line Target 25 Portfolio except that the Enhanced Index Portfolio maintains a static investment position for a period of fifteen months. The fundamental difference is that this portfolio only places one-third of its assets into the Value Line Target 25 portfolio strategy. (The other two-thirds of the assets use a Dow Jones Index and the Nasdaq 100 Index strategy). As of May 17, 2002, aggregate assets of over $3,500,000.00 have been invested in the Value Line Target 25 Portfolio via this trust.

VALUE LINE 100 #1 RANKED PORTFOLIO: The fundamental strategy of this Trust offered by Nike & Claymore is to invest in the 100 Value Line Rank #1 stocks and maintain a static portfolio position in these stocks for a period up to fifteen months. As of May 17, 2002, aggregate assets of $14,500,000.00 have been invested in these trusts.

E.   INVESTMENTS.

     The Company invests in the Value Line Funds, long-term fixed income government obligations and in other marketable securities.

F.   EMPLOYEES.

     At April 30, 2002, the Company and its subsidiaries employed 270 people.

     The Company, its affiliates, officers, directors and employees may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company's publications. Analysts covering stocks may not own stocks they cover. The Company has imposed rules upon itself requiring monthly reports of securities transactions for their respective accounts and restricting trading in various types of securities in order to avoid possible conflicts of interest.

G.   ASSETS.

     The Company's assets identifiable to each of its principal business segments were as follows:

                                                     APRIL 30,
                                                 2002        2001
                                                  (IN THOUSANDS)

          Investment Periodicals
           & Related Publications              $ 19,614    $ 20,836
          Investment Management                 248,188     248,905
          Corporate Assets                          933       1,251
                                               --------    --------
                                               $268,735    $270,992

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

I.   EXECUTIVE OFFICERS.

     The following table lists the names, ages (at June 18, 2002), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Each of the following has held an executive position with the companies indicated for at least five years.

NAME                    AGE     PRINCIPAL OCCUPATION OR EMPLOYMENT
----                    ---     ----------------------------------

Jean Bernhard Buttner    67     Chairman of the Board, President and Chief
                                Executive Officer of the Company and AB&Co.
                                Chairman of the Board and President of each of the Value Line Funds.

Samuel Eisenstadt        79     Senior Vice President and Research Chairman.

David T. Henigson        44     Vice President and Treasurer; Director of
                                Compliance and Internal Audit; Vice President,
                                Secretary and Treasurer of each of the Value
                                Line Funds; Vice President of AB&Co.

Howard A. Brecher        48     Vice President and Secretary; Vice President,
                                Secretary, Treasurer and General Counsel of
                                AB&Co.


ITEM 2. PROPERTIES.

     On June 4, 1993, the Company entered into a lease agreement for approximately 77,000 square feet that provided for the relocation of its office space to 220 East 42nd Street, New York, New York. On September 14, 2000, the Company amended its New York lease for office space and returned to the landlord 6,049 sq. ft. of excess capacity. The Company now leases approximately 71,000 square feet of office space at 220 East 42nd Street in New York. During January 1996, a subsidiary of the Company purchased for cash an approximately 85,000 square feet warehouse facility for $4,100,000. That facility consolidated into a single location the distribution operations for the various Company publications and the fulfillment operations of Compupower Corporation. The remaining building capacity provides warehouse space, a disaster recovery site and is available for future business expansion. The Company believes the capacity of these facilities is sufficient to meet the Company's current and expected future requirements.


ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Registrant's Common Stock is traded on the over-the-counter market. The approximate number of record holders of the Registrant's Common Stock at April 30, 2002 was 1,620. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:

                                                                                                     DIVIDEND
                                                       HIGH                         LOW              DECLARED
QUARTER ENDED                                    BID          ASKED          BID          ASKED      PER SHARE
July 31, 2000 ..........................      $38.8750      $39.0000      $33.0000      $33.2500       $.25
October 31, 2000 .......................       37.0625       38.1250       33.7500       34.1250        .25
January 31, 2001 .......................       37.0630       38.0000       34.0625       34.1875        .25
April 30, 2001 .........................      $41.8130      $43.0000      $36.3750      $37.5000       $.25

July 31, 2001 ..........................      $44.7000      $47.5000      $37.4800      $38.0600       $.25
October 31, 2001 .......................       50.5100       55.5400       38.0000       40.0000        .25
January 31, 2002 .......................       50.1700       52.0000       39.4800       40.7900        .25
April 30, 2002 .........................      $49.0500      $50.2310      $44.5000      $45.3000       $.25

ITEM 6. SELECTED FINANCIAL DATA.

     Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

                                                                   YEARS ENDED APRIL 30,
                                                  2002         2001         2000         1999         1998
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
 Investment periodicals and related
  publications ...........................     $ 53,114     $ 56,042     $ 58,857     $ 62,220     $ 61,210
 Investment management fees and
  services ...............................     $ 34,329     $ 42,349     $ 37,385     $ 33,080     $ 32,405
 Gain on sale of operating facility ......     $     --     $     --     $     --     $    518     $     --
 Total revenues ..........................     $ 87,443     $ 98,391     $ 96,242     $ 95,818     $ 93,615
 Income from operations ..................     $ 29,186     $ 37,811     $ 36,428     $ 39,436     $ 39,360
 Net income ..............................     $ 20,323     $ 24,091     $ 33,698     $ 27,172     $ 35,177
 Earnings per share, basic and fully
  diluted . ..............................     $   2.04     $   2.41     $   3.38     $   2.72     $   3.53
 Total assets ............................     $268,735     $270,992     $298,198     $243,807     $207,525
 Cash dividends declared per share .......     $   1.00     $   1.00     $   1.00     $   1.00     $   1.00

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   FISCAL 2002

                                OPERATING RESULTS

       Net income for the twelve months ended April 30, 2002 of $20,323,000 or $2.04 per share compared to net income of $24,091,000 or $2.41 per share in fiscal 2001. Operating income of $29,186,000 for the twelve months ended April 30, 2002 was below operating income of $37,811,000 for the same period last fiscal year. Revenues of $87,443,000 for the twelve months ended April 30, 2002 were the sixth highest in the Company's history and compared to revenues of $98,391,000 in the prior year. The decline in net income during the twelve months ended April 30, 2002 was largely the result of the lower level of revenues, primarily reduced investment management fees and services revenue due to a decline in average net asset values in the Value Line mutual funds. The change in net asset values in the Value Line mutual funds was largely attributable to the overall decline in the financial markets with the NASDAQ index falling 20% during the twelve months ended April 30, 2002, representing a 67% decline from its all time high. Additionally, income from securities transactions included $8,000,000 or $.48 per share of capital losses recognized from sales of securities and a reduction in capital gain distributions from the Company's investments in the Value Line mutual funds.

       Subscription revenues of $53,114,000 were 5% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year's was primarily a result of the 5% decline in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which included THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, THE VALUE LINE 600, THE VLIS SMALL AND MID-CAP STOCK EDITION, AND VALUE LINE SELECT. As of April 30, 2002, combined circulation to THE VALUE INVESTMENT SURVEY, THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, AND THE VALUE LINE 600 was 15% higher than the prior year's circulation. During fiscal 2002, the Company experienced an increase in subscription activity with total new subscription orders rising 14% from the level during the twelve months of the prior fiscal year. Investment management fees and services revenue of $34,329,000 for the twelve months ended April 30, 2002 was 19% below the prior fiscal year's revenue. The change in total subscription and investment management fees and services revenues was primarily attributable to the continued difficult financial market conditions.

       Operating expenses for the twelve months ended April 30, 2002 of $58,257,000 were 4% below last year's expenses of $60,580,000. Total advertising expenses of $19,928,000 were 7% below the prior year's expenses of $21,342,000. The decrease in advertising expenses resulted primarily from a lower level of marketing costs for two of the equity mutual funds for which the Company is the advisor and a decline in discount brokerage commissions incurred for sales of the Value Line mutual funds directly related to a lower level of assets in the Value Line family of mutual funds. The Company increased its direct mail marketing efforts for the Value Line publications and the Value Line mutual funds by 34% compared to the same period last fiscal year primarily due to the effectiveness of this method of advertising. In addition, the United States Postal Service raised postal rates approximately 9% and 2% effective January 1, 2001 and July 1, 2001, respectively, which increased both direct mail marketing and product distribution expenses during fiscal 2002. Salaries and employee benefit expenses of $21,801,000 were 4% below expenses of $22,728,000 recorded in the prior fiscal year. Printing, paper and distribution costs for the twelve months ended April 30, 2002 of $8,831,000 were 10% above expenses of $8,058,000 for the twelve months ended April 30, 2001. The increase in production and distribution expenses resulted from an increase in subscription circulation and the aforementioned increase in postage costs. Additionally, expenses associated with outsourcing a portion of the Company's stock and mutual fund data collection services and amortization of previously deferred costs for the development of computer software for internal use contributed to the higher production expenses. Office and administrative expenses of $7,697,000 were 9% below last year's expenses of $8,452,000. The net decrease in administrative expenses primarily resulted from a reclassification of maintenance and amortization expenses for software development to production expenses and a decline in depreciation and rent expenses.

       The Company's securities portfolios produced a gain of $5,828,000 for the twelve months ended April 30, 2002, which was 87% above the gain of $3,118,000 for the same period last fiscal year. The twelve months of fiscal 2002 included gains of $6,365,000 offset by $3,699,000 of tax management related losses from sales of securities in the Company's long-term equity securities portfolio. Additionally, income from securities transactions during fiscal 2002 included $2,276,000 of capital gain distributions from the Value Line mutual funds, which was $8,200,000 less than last year's distribution partially due to the Company's effective tax management. The Company's trading portfolio produced losses of $2,191,000 during the twelve months ended April 30, 2002 versus a loss of $5,471,000 during the same period last fiscal year. The value of the Company's securities portfolios was negatively impacted by the declining financial market that started at the beginning of fiscal year 2001 and accelerated dramatically during the current fiscal year. Income from securities transactions included dividend income of $2,487,000 for the twelve months ended April 30, 2002, which compared with dividend income of $4,996,000 for the same period last fiscal year.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company had liquid resources, which were used in its business, of $237,521,000 at April 30, 2002. In addition to $108,477,000 of working capital, the Company had long-term securities with a market value of $129,044,000, that, although classified as non-current assets, are also readily marketable should the need arise.

     The Company's cash flow from operations of $20,145,000 for the twelve months ended April 30, 2002 was 21% lower than fiscal 2001's cash flow of $25,648,000. The decrease in cash flow from operations was primarily a result of lower pretax earnings partially offset by an increase in unserved paid subscription orders. Net cash inflows from investing activities during the twelve months of fiscal 2002 were $2,039,000 or 9% lower than net cash inflows for the twelve months of fiscal 2001 due largely to the Company's decision to re-deploy its cash holdings into the Company's trading portfolio utilizing varied investment strategies.

     From time to time, the Company's Parent has purchased additional shares of Value Line, Inc. in the market when, and as the Parent has determined it to be appropriate. The Company understands that the Parent may make additional purchases from time to time in the future.

     Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2003.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

                                                                   PAGE NUMBERS

         Reports of independent accountants                             21
         Consolidated balance sheets -- April 30, 2002 and 2001         22
         Consolidated statements of income and retained earnings
          -- years ended April 30, 2002, 2001 and 2000                  23
         Consolidated statements of cash flows -- years ended
          April 30, 2002, 2001 and 2000                                 24
         Consolidated statement of changes in stockholders' equity
          -- years ended April 30, 2002, 2001 and 2000                  25
         Notes to the consolidated financial statements                 26
         Supplementary schedules                                        34

                         Quarterly Results (Unaudited):
                    (in thousands, except per share amounts)

                                             INCOME                    EARNINGS
                                 TOTAL        FROM          NET          PER
                               REVENUES    OPERATIONS     INCOME        SHARE

2002, by Quarter --
 First ....................    $22,840       $ 7,287      $ 4,599      $  0.46
 Second ...................     21,777         7,290        5,515         0.55
 Third ....................     21,620         6,315        5,618         0.56
 Fourth ...................     21,206         8,294        4,591         0.47
                               -------       -------      -------      -------
  Total                        $87,443       $29,186      $20,323      $  2.04

2001, by Quarter --
 First ....................    $24,555       $ 9,366      $ 6,225      $  0.62
 Second ...................     25,673        10,002        6,497         0.65
 Third ....................     24,956         8,136       11,793         1.19
 Fourth ...................     23,207        10,307         (424)        (.05)
                               -------       -------      -------      -------
  Total                        $98,391       $37,811      $24,091      $  2.41

2000, by Quarter --
 First ....................    $23,831       $10,292      $ 6,914      $  0.69
 Second ...................     23,415         9,825        6,386         0.64
 Third ....................     24,065         7,086       14,093         1.41
 Fourth ...................     24,931         9,225        6,305         0.64
                               -------       -------      -------      -------
  Total                        $96,242       $36,428      $33,698      $  3.38


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
         See Item 8.

     2.  Schedules Schedule I -- Marketable Securities.
         Schedule XIII -- Other Investments. (Reg. S-X, Article 5)

     All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Exhibits

          3.1 Articles of Incorporation of the Company, as amended through April 17, 1983, are incorporated by reference to the Registration Statement -- Form S-1 of Value Line, Inc. Part II, Item 16.(a)
               3.1 filed with the Securities and Exchange Commission on April 7, 1983.

          3.2 Certificate of Amendment of Certificate of Incorporation dated October 24, 1989.

         10.8 Form of tax allocation arrangement between the Company and AB&Co. incorporated by reference to the Registration Statement -- Form S-1 of Value Line, Inc. Part II, Item 16.(a) 10.8 filed with the Securities and Exchange Commission on April 7, 1983.

         10.9 Form of Servicing and Reimbursement Agreement between the Company and AB&Co., dated as of November 1, 1982 incorporated by reference to the Registration Statement -- Form S-1 of Value Line, Inc. Part II, Item 16.(a) 10.9 filed with the Securities and Exchange Commission on April 7, 1983.

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

         21    Subsidiaries of the Registrant.

(b)  Reports on Form 8-K.

     None

(c)  Exhibits.

         21    Subsidiaries of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VALUE LINE, INC.
                                  (REGISTRANT)


                         By:  /s/Jean Bernhard Buttner
                              ------------------------------------------
                              Jean Bernhard Buttner
                              Chairman & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                         By:  /s/Jean Bernhard Buttner
                              ------------------------------------------
                              Jean Bernhard Buttner
                              Chairman & Chief Executive Officer


                         By:  /s/Stephen R. Anastasio
                              ------------------------------------------
                              Stephen R. Anastasio
                              Principal Financial and Accounting Officer


                         By:  /s/David T. Henigson
                              ------------------------------------------
                              David T. Henigson
                              Vice President and Treasurer





Dated: July 26, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2002, to be signed on its behalf by the undersigned as Directors of the Registrant.


/s/Jean Bernhard Buttner                  /s/Howard A. Brecher
------------------------------            ------------------------------
Jean Bernhard Buttner                     Howard A. Brecher


/s/Harold Bernard, Jr.                    /s/Samuel Eisenstadt
------------------------------            ------------------------------
Harold Bernard, Jr.                       Samuel Eisenstadt


/s/Marion N. Ruth                         /s/David T. Henigson
------------------------------            ------------------------------
Marion N. Ruth                            David T. Henigson


/s/Dr. Herbert Pardes
------------------------------
Dr. Herbert Pardes





Dated: July 26, 2002

                            HOROWITZ & ULLMANN, P.C.
                          Certified Public Accountants

                                                              275 Madison Avenue
                                                              New York, NY 10016
A member of the                                         Telephone: (212)532-3736
AICPA SEC Practice Section                              Facsimile: (212)545-8997
New York State Society of CPA's                E-mail: cpas@horowitz-ullmann.com



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Value Line, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and subsidiaries at April 30, 2002 and 2001, and the results of their operations, changes in stockholders' equity, and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in Item 14 (a) of Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements.


/s/ Horowitz & Ulmann, P.C.


July 18, 2002
New York, NY

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 APR. 30,          APR. 30,
ASSETS                                                              2002             2001
Current Assets:                                                ------------     ------------
  Cash and cash equivalents (including short term
   investments of $117,177  and $86,094, respectively) ......  $    117,401     $     86,424
  Trading securities ........................................         3,624           15,360
  Accounts receivable, net of allowance for doubtful
   accounts of $73 and $131, respectively ...................         2,072            2,216
  Receivable from affiliates ................................         2,467            2,821
  Prepaid expenses and other current assets .................         1,204            1,274
  Deferred income taxes .....................................           575              742
                                                               ------------     ------------
    Total current assets ....................................       127,343          108,837

  Long term securities ......................................       129,044          148,784
  Property and equipment, net ...............................         8,491            9,423
  Capitalized software and other intangible assets, net .....         3,857            3,948
                                                               ------------     ------------
    TOTAL ASSETS ............................................  $    268,735     $    270,992
                                                               ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities ..................  $      3,681     $      5,716
  Payable to clearing broker ................................        10,803               --
  Accrued salaries ..........................................         1,859            2,291
  Dividends payable .........................................         2,495            2,494
  Accrued taxes payable .....................................            28              423
                                                               ------------     ------------
    Total current liabilities ...............................        18,866           10,924

  Unearned revenue ..........................................        40,639           39,526
  Deferred charges ..........................................            --              142
  Deferred income taxes .....................................        13,225           20,194

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares .........................         1,000            1,000
  Additional paid-in capital ................................           975              963
  Retained earnings .........................................       173,760          163,416
  Treasury stock, at cost (19,875 shares on April 30, 2002,
   and 21,075 on April 30, 2001) ............................          (383)            (406)
  Accumulated other comprehensive income, net of taxes ......        20,653           35,233
                                                               ------------     ------------
    TOTAL SHAREHOLDERS' EQUITY ..............................       196,005          200,206
                                                               ------------     ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............  $    268,735     $    270,992
                                                               ============     ============

SEE INDEPENDENT AUDITOR'S REPORT AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                VALUE LINE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             YEARS ENDED APRIL 30,
                                                       2002          2001          2000
                                                     ---------     ---------     ---------
REVENUES:
  Investment periodicals and related publications .. $  53,114     $  56,042     $  58,857
  Investment management fees & services ............    34,329        42,349        37,385
                                                     ---------     ---------     ---------
    Total revenues .................................    87,443        98,391        96,242
                                                     ---------     ---------     ---------
EXPENSES:
  Advertising and promotion ........................    19,928        21,342        21,629
  Salaries and employee benefits ...................    21,801        22,728        22,986
  Production and distribution ......................     8,831         8,058         6,809
  Office and administration ........................     7,697         8,452         8,390
                                                     ---------     ---------     ---------
    Total expenses .................................    58,257        60,580        59,814
                                                     ---------     ---------     ---------

Income from operations .............................    29,186        37,811        36,428
Income from securities transactions, net ...........     5,828         3,118        18,504
                                                     ---------     ---------     ---------
Income before income taxes .........................    35,014        40,929        54,932
Provision for income taxes .........................    14,691        16,838        21,234
                                                     ---------     ---------     ---------
    Net income ..................................... $  20,323     $  24,091     $  33,698

Retained earnings, at beginning of year ............   163,416       149,304       125,585
Dividends declared .................................    (9,979)       (9,979)       (9,979)
                                                     ---------     ---------     ---------
Retained earnings, at end of year .................. $ 173,760     $ 163,416     $ 149,304
                                                     =========     =========     =========
Earnings per share, basic and fully diluted ........ $    2.04     $    2.41     $    3.38
                                                     =========     =========     =========

SEE INDEPENDENT AUDITOR'S REPORT AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED APRIL 30,
                                                                              2002             2001             2000
                                                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................... $     20,323     $     24,091     $     33,698

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
  Depreciation and amortization ........................................        3,113            3,090            2,523
  Amortization of bond discounts .......................................           (4)              --               --
  Deferred income taxes ................................................        1,049             (654)             703
  Gains on sales of trading securities
   and securities held for sale ........................................       (3,277)          (1,278)         (13,497)
  Unrealized (gains)/losses on trading securities ......................          258            2,842           (1,112)
  Other ................................................................            6              348                2

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue .............................        1,113           (1,590)          (1,984)
   Decrease in deferred charges ........................................         (277)            (277)            (278)
   Increase/(decrease) in accounts payable
    and accrued expenses ...............................................       (1,900)          (1,446)           1,320
   (Decrease)/increase in accrued salaries .............................         (432)             228              298
   (Decrease) in accrued taxes payable .................................         (395)             (66)            (252)
   (Increase)/decrease in prepaid expenses and
    other current assets ...............................................           70             (159)            (202)
   (Increase)/decrease in accounts receivable ..........................          144              279           (1,108)
   (Increase)/decrease in receivable from affiliates ...................          354              240             (474)
                                                                         ------------     ------------     ------------
    Total adjustments ..................................................         (178)           1,557          (14,061)
                                                                         ------------     ------------     ------------
Net cash provided by operations ........................................       20,145           25,648           19,637
                                                                         ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of long term securities ..........................       56,102           64,408           18,467
  Purchases of long term securities ....................................      (14,279)         (36,941)         (18,452)
  Purchases of securities held to maturity .............................      (25,074)              --               --
  Proceeds from sales of trading securities ............................       37,536           65,229           35,939
  Purchases of trading securities ......................................      (31,414)         (67,016)         (36,640)
  Acquisition of property, and equipment, net ..........................         (447)            (721)            (395)
  Expenditures for capitalized software ................................       (1,649)          (2,145)          (2,470)
                                                                         ------------     ------------     ------------
Net cash provided by/(used in) investing activities ....................       20,775           22,814           (3,551)
                                                                         ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of treasury stock .................................           35                9               --
  Dividends paid .......................................................       (9,978)          (9,980)          (9,979)
                                                                         ------------     ------------     ------------
Net cash (used in) financing activities ................................       (9,943)          (9,971)          (9,979)
                                                                         ------------     ------------     ------------
Net increase in cash and cash equivalents ..............................       30,977           38,491            6,107
Cash and cash equivalents at beginning of period .......................       86,424           47,933           41,826
                                                                         ------------     ------------     ------------
Cash and cash equivalents at end of period ............................. $    117,401     $     86,424     $     47,933
                                                                         ============     ============     ============

SEE INDEPENDENT AUDITOR'S REPORT AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                VALUE LINE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED APRIL 30, 2002, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                          ACCUMULATED
                                      NUMBER    PAR VALUE  ADDITIONAL                                       OTHER
                                     OF COMMON  OF COMMON    PAID-IN  TREASURY  COMPREHENSIVE  RETAINED  COMPREHENSIVE
                                      SHARES      SHARES     CAPITAL   STOCK       INCOME      EARNINGS     INCOME        TOTAL
                                    ------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 1999 .........  9,978,625    $1,000       $959    ($411)                  $125,585     $39,770     $166,903

Comprehensive income
 Net income .......................                                                 $33,698      33,698                   33,698
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities ..........                                                  20,244                  20,244       20,244
                                                                                    -------
Comprehensive income ..............                                                 $53,942
                                                                                    =======
Dividends declared ................                                                              (9,979)                  (9,979)
                                    ----------------------------------------                   -------------------------------------
BALANCE AT APRIL 30, 2000 .........  9,978,625    $1,000       $959    ($411)                  $149,304     $60,014     $210,866
                                    ========================================                   =====================================

Comprehensive income
 Net income .......................                                                 $24,091      24,091                   24,091
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities ..........                                                 (24,781)                (24,781)     (24,781)
                                                                                    -------
Comprehensive income ..............                                                   ($690)
                                                                                    =======
Exercise of stock options .........        300                    4        5                                                   9

Dividends declared ................                                                              (9,979)                  (9,979)
                                    ========================================                   =====================================
BALANCE AT APRIL 30, 2001 .........  9,978,925    $1,000       $963    ($406)                  $163,416     $35,233     $200,206
                                    ========================================                   =====================================

Comprehensive income
 Net income .......................                                                 $20,323      20,323                   20,323
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities ..........                                                 (14,580)                (14,580)     (14,580)
                                                                                    -------
Comprehensive income ..............                                                  $5,743
                                                                                    =======
Exercise of stock options .........      1,200                   12       23                                                  35

Dividends declared ................                                                              (9,979)                  (9,979)
                                    ----------------------------------------                   -------------------------------------
BALANCE AT APRIL 30, 2002 .........  9,980,125    $1,000       $975    ($383)                  $173,760     $20,653     $196,005
                                    ========================================                   =====================================

SEE INDEPENDENT AUDITOR'S REPORT AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                VALUE LINE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

VALUATION OF SECURITIES: The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds and government debt securities, is accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" .The Valuel Line Mutual Funds are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Investments in government debt securities that are held to maturity are carried at amortized cost. Realized gains and losses on sales of the long term securities are recorded in earnings on trade date and are determined on the identified cost method.

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

CASH AND CASH EQUIVALENTS: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2002 and 2001, cash equivalents included $116,885,000 and $86,011,000, respectively, invested in the Value Line money market funds.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 -- SUPPLEMENTARY CASH FLOW INFORMATION:

Cash payments for income taxes were $14,034,000, $17,561,000, and $20,713,000, in fiscal 2002, 2001, and 2000, respectively. Interest payments of $6,000, $6,000, and $17,000, were made in fiscal 2002, 2001, and 2000, respectively.

NOTE 3 -- RELATED PARTY TRANSACTIONS:

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds (see Note 4). The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from thirteen of the fifteen mutual funds for which Value Line is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 2002, 2001, and 2000, investment management fees, service and distribution fees and brokerage commission income, net of clearing fees, amounted to $32,296,000, $39,296,000,and $33,658,000, respectively. These amounts include service and distribution fees of $6,269,000, $6,366,000,and $799,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $2,417,000, and $2,697,000 at April 30, 2002 and 2001, respectively.

For the years ended April 30, 2002, 2001, and 2000, the Company was reimbursed $539,000, $549,000 and $519,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2002 and 2001, receivable from affiliates included a receivable from the Parent of $47,000 and $46,000, respectively. For the years ended April 30, 2002, 2001, and 2000, the Company made federal income tax payments to the Parent amounting to $11,498,000, $14,250,000 and $17,460,000, respectively. At April 30, 2002, prepaid expenses and other current assets included a receivable of $24,000 from the Parent for federal income taxes. At April 30, 2001, accrued taxes payable include a federal tax liability owed to the Parent in the amount of $302,000. These data are in accordance with the tax sharing arrangement described in Note 6.


NOTE 4 -- INVESTMENTS:

TRADING SECURITIES:

Securities held by the Company had an aggregate cost of $3,508,000 and a market value of $3,624,000 at April 30, 2002, and an aggregate cost of $14,981,000 and a market value of $15,360,000 at April 30, 2001. Net realized trading losses amounted to $5,355,000 during the year ended April 30, 2002. Net realized trading losses amounted to $3,143,000 during the year ended April 30, 2001. Net realized trading gains related to equity securities aggregated $3,188,000 during fiscal 2000. The net change in unrealized gains for the periods ended April 30, 2002, 2001 and 2000 were $264,000, $2,842,000 and $1,112,000, respectively.

LONG-TERM SECURITIES AVAILABLE FOR SALE:

The aggregate cost of the long-term securities, which are invested in the Value Line mutual funds, was $61,451,000 and the market value was $93,226,000 at April 30, 2002. The aggregate cost of the long- term securities at April 30, 2001 was $94,579,000 and the market value was $148,784,000. The decrease in gross unrealized gains on these securities of $22,431,000 and $38,125,000, net of deferred taxes of $7,851,000 and $13,344,000 were included in shareholders' equity at April 30, 2002 and 2001. The increase in gross unrealized gains on these securities of $31,144,000 net of the change in deferred taxes of $10,900,000, were included in shareholders' equity at April 30, 2000.

Realized capital gains from the sales of these securities were $8,633,000, $3,907,000,and $10,748,000 during fiscal years 2002, 2001 and 2000, respectively. The proceeds received from the sales of these securities during the fiscal years ended April 30, 2002, 2001, and 2000 were $56,102,000 and $64,408,000, $18,467,000, respectively.

GOVERNMENT DEBT SECURITIES HELD TO MATURITY:

The Company's investment in debt securities are held to maturity and valued at amortized cost. The amortized cost and aggregate fair value at April 30, 2002 were $35,818,000 and $35,881,000 for U.S. government debt securities which mature as follows:

                                                 (In Thousands)
                                      Amortized                 Gross Unrealized
                                      Cost         Fair Value    Holding Gains
Due in 1-2 years                         $8,018        $8,057         $39
Due in 2-5 years                        $27,800       $27,824         $24
                                      ------------------------------------------
Total investment in debt securities     $35,818       $35,881         $63
                                      ==========================================

The average yield on the U.S. Government debt securities held to maturity at April 30, 2002 was 3.76%.


For the years ended April 30, 2002, 2001, and 2000, income from securities transactions also included $2,487,000, $4,996,000,and $3,871,000, of dividend income; $343,000, $34,000, and $36,000, of interest income; and $6,000, $6,000 and $17,000, of related interest expense, respectively Investment income for fiscal year 2001 included gains related to derivative financial futures contracts in the amount of $513,000, and in fiscal 2000 losses were $439,000.


NOTE 5 -- PROPERTY AND EQUIPMENT:

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

Property and equipment consist of the following:

                                                            APRIL 30,
                                                      2002            2001
                                                    -------         -------
                                                         (IN THOUSANDS)

Land ........................................       $   726         $   726
Building and leasehold improvements .........         7,834           7,826
Furniture and equipment .....................        10,356           9,929
                                                    -------         -------
                                                     18,916          18,481

Accumulated depreciation and amortization ...       (10,425)         (9,058)
                                                    -------         -------
                                                    $ 8,491         $ 9,423
                                                    =======         =======

NOTE 6 -- FEDERAL, STATE AND LOCAL INCOME TAXES:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

                                             YEARS ENDED APRIL 30,
                                    2002              2001              2000
                                  -------           -------           -------
                                                 (IN THOUSANDS)
Current:
  Federal ....................    $11,232           $14,253           $17,529
  State and local ............      2,502             3,455             2,831
                                  -------           -------           -------
                                   13,734            17,708            20,360
Deferred:
  Federal ....................        960              (899)              776
  State and local ............         (3)               29                98
                                  -------           -------           -------
                                      957              (870)              874
                                  -------           -------           -------
                                  $14,691           $16,838           $21,234
                                  =======           =======           =======

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

                                                                 YEARS ENDED APRIL 30,
                                                       2002              2001              2000
                                                     --------          --------          --------
                                                                    (IN THOUSANDS)
Unrealized gains on securities held for sale ......  ($11,121)         ($18,972)         ($32,315)
Unrealized gains on trading securities ............       (40)             (133)           (1,127)
Relocation reserve ................................        --                --                64
Depreciation and amortization .....................      (575)             (729)             (568)
Deferred charges ..................................       451               561               703
Other, net ........................................    (1,365)             (179)             (206)
                                                     --------          --------          --------
                                                     ($12,650)         ($19,452)         ($33,449)
                                                     ========          ========          ========

Included in deferred income taxes in total current assets are deferred state and local income taxes of $112,000 and $109,000 at April 30, 2002 and 2001, respectively. At April 30, 2002 and 2001, deferred income taxes in current assets also included $463,000 and $633,000 of deferred federal income taxes respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

                                                        YEARS ENDED APRIL 30,
                                                         2002          2001          2000
                                                       -------       -------       -------
                                                                 (IN THOUSANDS)
Tax expense at the U.S. statutory rate ............... $12,255       $14,325       $19,226
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit ........................   1,629         2,246         1,904
  Effect of tax exempt income and dividend
   deductions ........................................     (28)         (108)         (110)
  Other, net .........................................     835           375           214
                                                       -------       -------       -------
                                                       $14,691       $16,838       $21,234
                                                       =======       =======       =======

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

NOTE 7 -- EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 2002, 2001, and 2000 was $1,171,000, $1,180,000, and $1,189,000
respectively.


NOTE 8 -- INCENTIVE STOCK OPTIONS:

On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 2002, is as follows:

                                                 NUMBER OF        OPTION
                                                   SHARES         PRICES
                                               -----------      -----------
Outstanding at April 30, 1999 ...............       2,975         $29.75
   Granted ..................................          --
   Exercised ................................          --
   Cancelled ................................          --
                                               ----------
Outstanding at April 30, 2000 ...............       2,975         $29.75
   Granted ..................................          --
   Exercised ................................        (300)        $29.75
   Cancelled ................................          --
                                               ----------
Outstanding at April 30, 2001 ...............       2,675         $29.75
   Granted ..................................          --
   Exercised ................................      (1,200)        $29.75
   Cancelled ................................          --
                                               ----------
Outstanding at April 30, 2002 ...............       1,475         $29.75
                                               ==========

Options outstanding at April 30, 2002 expire at various dates through March 2003. At April 30, 2002, 1,475 of the outstanding options were exercisable. Of the common stock held in treasury at April 30, 2002, 1,475 shares were held for exercise of stock options.


NOTE 9 -- TREASURY STOCK:

Treasury stock, at cost, for the three years ended April 30, 2002, consists of the following:

                                                 SHARES       AMOUNT
                                               ----------  -------------
                                                           (IN THOUSANDS)

Balance April 30, 1999 .......................    21,375        $411
 Exercise of incentive stock options .........        --          --
                                               ---------   ---------
Balance April 30, 2000 .......................    21,375        $411
 Exercise of incentive stock options .........      (300)         (5)
                                               ---------   ---------
Balance April 30, 2001 .......................    21,075        $406
 Exercise of incentive stock options .........    (1,200)        (23)
                                               ---------   ---------
Balance April 30, 2002 .......................    19,875        $383
                                               =========   =========


NOTE 10 -- LEASE COMMITMENTS:

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

       Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

               Year ended April 30:              (IN THOUSANDS)

                        2003 .....................     $1,588
                        2004 .....................      1,754
                        2005 .....................      1,788
                        2006 .....................      1,788
                        2007 .....................      1,788
                        Thereafter ...............      1,169
                                                    ----------
                                                       $9,875
                                                    ==========

Rental expense for the years ended April 30, 2002, 2001 and 2000 under operating leases covering office space was $1,373,000, $1,446,000, and $1,490,000, respectively.


NOTE 11 -- BUSINESS SEGMENTS:

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

   DISCLOSURE OF REPORTABLE SEGMENT PROFIT AND SEGMENT ASSETS (IN THOUSANDS)

                                                 APRIL 30, 2002
                                    ----------------------------------------
                                                     INVESTMENT
                                                     MANAGEMENT
                                    PUBLISHING        SERVICES        TOTAL
                                    ----------        --------        -----

Revenues from external customers .... $53,114          $34,329       $87,443
Intersegment revenues ...............     216               --           216
Income from securities transactions .      58            5,770         5,828
Depreciation and amortization .......   3,013               54         3,067
Segment profit ......................  16,410           12,822        29,232
Segment assets ......................  19,614          248,188       267,802
Expenditures for segment assets .....   2,069               27         2,096


                                                 APRIL 30, 2001
                                    ----------------------------------------
                                                     INVESTMENT
                                                     MANAGEMENT
                                    PUBLISHING        SERVICES        TOTAL
                                    ----------        --------        -----

Revenues from external customers .... $56,042          $42,349       $98,391
Intersegment revenues ...............     143               --           143
Income from securities transactions .     240            2,878         3,118
Depreciation and amortization .......   2,951               90         3,041
Segment profit ......................  18,192           19,668        37,860
Segment assets ......................  20,836          248,905       269,741
Expenditures for segment assets .....   2,733              122         2,855

                 RECONCILIATION OF REPORTABLE SEGMENT REVENUES,
                           OPERATING PROFIT AND ASSETS
                                 (IN THOUSANDS)
                                                    2002              2001
                                                  --------          --------
REVENUES
Total revenues for reportable segments .........  $ 87,659          $ 98,534
Elimination of intersegment revenues ...........      (216)             (143)
                                                  --------          --------
Total consolidated revenues ....................  $ 87,443          $ 98,391
                                                  ========          ========

SEGMENT PROFIT
Total profit for reportable segments ...........  $ 35,060          $ 40,978
Less: Depreciation related to corporate assets .       (46)              (49)
                                                  --------          --------
Income before income taxes .....................  $ 35,014          $ 40,929
                                                  ========          ========

ASSETS
Total assets for reportable segments ...........  $267,802          $269,741
Corporate assets ...............................       933             1,251
                                                  --------          --------
Consolidated total assets ......................  $268,735          $270,992
                                                  ========          ========


NOTE 12 -- NET CAPITAL:

The Company's wholly owned subsidiary, Value Line Securities, Inc. is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger. Additionally, dividends may only be declared if aggregate indebtedness is less than twelve times net capital.

At April 30, 2002, the net capital, as defined of Value Line Securities, Inc. of $14,344,000 exceeded required net capital by $13,495,000 and the ratio of aggregate indebtedness to net capital was .90 to 1.

NOTE 13 -- DISCLOSURE OF CREDIT RISK OF FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2002 and 2001, the Company did not have any investment in financial futures contracts. The average fair value of the commitments during fiscal 2001 was $196,000. The Company limits its credit risk associated with such instruments by entering into exchange traded future contracts.

The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual fund or a counter party fail to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

No single customer accounted for a significant portion of the Company's sales in 2002, 2001 or 2000, nor accounts receivable for 2002 or 2001.


NOTE 14 -- COMPREHENSIVE INCOME:

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

At April 30, 2002, 2001, and 2000, the Company held long term securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. The decrease in gross unrealized gains were $22,431,000 and $38,125,000 and the change in the related deferred taxes were $7,851,000 and $13,344,000 for the years ended April 30, 2002 and 2001. The increase in gross unrealized gains was $31,144,000 and the change in the related deferred taxes was $10,900,000 during the year ended April 30, 2000.


NOTE 15 -- ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL
USE:

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

At April 30, 2002 and 20001 the Company capitalized $949,000 and $1,032,000 of costs, net of amortization, related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 years. Amortization expense for the years ended April 30, 2002, 2001 and 2000 was $917,000, $703,000,and $276,000
respectively.

VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2002

COMMON STOCK NAME                 NUMBER OF SHARES    COST          MKT VALUE
-----------------                 -----------------   -----         ---------
ALBANY MOLECULAR RESH ............      181          $5,036          $4,389
ALLOY INC. .......................      325           5,080           4,111
AMERICAN AXLE ....................      179           5,036           5,907
ANNTAYLOR STORES .................      107           5,027           4,651
ARMOR HOLDINGS ...................      194           5,009           4,918
CAREMARK RX ......................      256           5,005           5,504
CENDANT CORP. ....................      257           5,006           4,623
CHILDREN'S PLACE .................      148           5,070           5,124
COOPER TIRE & RUBBER .............      212           5,096           5,258
COTT CORP. .......................      245           5,022           4,954
CULP INC. ........................      625           5,166           5,638
DELUXE CORP. .....................      112           4,993           4,915
DILLARDS "A" .....................      201           4,989           4,922
DOLE FOOD ........................      151           5,099           5,024
FACTSET RES SYS ..................      152           5,003           5,294
GETTY IMAGES .....................      140           4,959           4,873
GTECH HOLDINGS ...................       87           5,008           5,212
HARRAH'S ENTERTAINMT .............      128           5,008           6,292
HEARTLAND EXPRESS ................      228           5,037           4,467
INTERMET .........................      500           5,185           5,485
JO-ANN STORES ....................      334           5,003           6,473
L-3 COMMUNICATIONS HLDGS .........       41           4,971           5,239
LENNAR CORP. .....................       89           5,006           4,943
NISSAN MOTOR (ADR) ...............      360           5,003           5,609
NORDSTROM ........................      197           5,055           4,622
OSTEOTECH ........................      617           4,995           4,936
PRG-SCHULTZ INT'L ................      379           4,918           5,200
RIGHT MGMT CONSULTANTS ...........      207           5,222           5,527
ROSS STORES ......................      133           5,000           5,401
RUSSELL 2000 ISHARES .............   28,163       2,746,760       2,852,912
S&P 500 ISHARES ..................    5,460         584,766         589,407
SHARPER IMAGE ....................      246           5,129           5,508
SHOPKO STORES ....................      287           4,998           5,978
STANDARD REGISTER ................      157           5,182           5,024
STAPLES INC. .....................      241           4,960           4,813
TBC CORP. ........................      333           4,985           4,962
UNIVERSAL FOREST PRODUCTS ........      212           5,056           5,300

TOTAL MARKETABLE SECURITIES                      $3,507,845      $3,623,414
                                                 ==========================

VALUE LINE, INC.
SCHEDULE XIII-OTHER INVESTMENTS:4/30/2002

MUTUAL FUND  AND STOCK INVESTMENTS:
----------------------------------                                                      HISTORICAL
                                                                                           COST              MARKET VALUE
                                                                                           ----              ------------
The Value Line Fund, Inc. ....................................................          $ 1,500,000           $ 1,501,488
The Value Line Special Situations Fund, Inc. .................................            2,250,000             2,305,945
The Value Line Income and Growth Fund, Inc. ..................................            1,273,374             1,737,816
The Value Line Leveraged Growth Investors, Inc. ..............................            8,531,084            15,153,494
The Value Line U.S. Government Securities Fund, Inc. .........................                1,185                 1,272
The Value Line Tax Exempt National Bond Fund, Inc. ...........................            2,238,693             2,348,171
The Value Line New York Tax Exempt Trust .....................................            2,033,252             2,031,525
The Value Line Aggressive Income Trust .......................................            1,167,890             1,259,447
The Value Line Emerging Opportunity Fund, Inc. ...............................           13,898,460            23,391,697
The Value Line Asset  Allocation Fund, Inc. ..................................           21,133,895            33,877,517
The Value Line U.S. Multinational Company Fund, Inc. .........................            7,423,597             9,617,218
300 Shares of National Association of Securities Dealers, Inc. ...............                3,300                 3,300
                                                                               ------------------------------------------
TOTAL MUTUAL FUND AND STOCK SECURITIES .......................................         $ 61,454,730          $ 93,228,890

OTHER LONG TERM SECURITIES:
--------------------------                                                               HISTORICAL            AMORTIZED
                                                                                            COST                 COST
                                                                                            ----             ------------
U.S. Treasury Notes 4.25% ....................................................            3,063,750             3,041,250
U.S. Treasury Notes 3.50% ....................................................            4,820,703             4,838,632
U.S. Treasury Notes 2.75% ....................................................            4,969,530             4,977,148
GNMA 5.5% ....................................................................            5,967,188             5,901,695
GNMA 6% ......................................................................            1,000,938             1,000,938
Federal Home Loan Bank .......................................................           11,055,000            11,055,000
Municipal Bonds ..............................................................            5,000,000             5,000,000
                                                                               ------------------------------------------
Total Other Long Term Securities .............................................         $ 35,877,109          $ 35,814,663

Total Long Term Securities ...................................................         $ 97,331,839         $ 129,043,553
                                                                               ==========================================