Form 10-K/A
period 2002-04-30
VALUE LINE INC
filed 2002-08-22
CIK 717720

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


Part III: None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


(a) Names of Directors, Age as of                                       Director
    -----------------------------                                       --------
    July 31, 2002 and Principal Occupation                                Since
    --------------------------------------                                -----

Jean Bernhard Buttner* (67). Chairman of the Board, President,             1982
and Chief Executive Officer of the Company and Arnold Bernhard
& Co., Inc.
Chairman of the Board and President of each of the Value Line
Funds; Trustee, Skidmore College.

Harold Bernard, Jr. (71). Attorney-at-law. Retired                         1982
Administrative Law Judge, National Labor Relations Board.
Director of Arnold Bernhard & Co., Inc. Judge Bernard is a cousin of Jean Bernhard Buttner.

Samuel Eisenstadt (80). Senior Vice President and Research                 1982
Chairman of the Company.

Herbert Pardes, MD (68). President and CEO of New York -                   2000
Presbyterian Hospital.

Marion Ruth (67). Real Estate Executive. President,                        2000
Ruth Realty (real estate broker). Director or Trustee of each of the Value Line Funds.

Howard A. Brecher* (48). Vice President of the Company                     1992
since 1996 and Secretary since 1992; Secretary, Treasurer and General Counsel of Arnold Bernhard & Co., Inc. since
1991, Director since 1992 and Vice President since 1994.

David T. Henigson* (45). Vice President of the Company                     1992
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

ITEM 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 2002, 2001 and 2000 of the chief executive officer of the Company and each of the other executive officers of the Company who were serving at April 30, 2002. The Company has four executive officers.

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                           AWARDS
                                                                       -------------
                                                                         RESTRICTED
NAME AND                                   ANNUAL COMPENSATION             STOCK        OPTIONS        ALL OTHER
PRINCIPAL                   FISCAL    ------------------------------      AWARD(S)      GRANTED     COMPENSATION (b)
POSITION                     YEAR      SALARY ($)     BONUS (a) ($)         ($)           (#)              ($)
------------------------   --------   ------------   ---------------   -------------   ---------   ------------------
Jean B. Buttner             2002        881,667                0            --             --            17,976
 Chairman of the Board      2001        853,092          900,000            --             --            18,311
 and Chief Executive        2000        826,807          900,000            --             --            20,944
 Officer

Samuel Eisenstadt           2002        136,250          120,000            --             --            13,469
 Senior Vice President      2001        128,750          120,000            --             --            15,450
 and Research Chairman      2000        125,000          120,000            --             --            17,500

David T. Henigson           2002        100,000          395,000            --             --            10,000
 Vice President             2001        100,000          375,000            --             --            12,000
                            2000        100,000          300,000            --             --            14,000

Howard A. Brecher           2002         50,000          325,000            --             --             5,000
 Vice President             2001         50,000          295,000            --             --             6,000
                            2000         50,000          250,000            --             --             7,000

(a)  A portion of the bonuses are contingent upon future employment.

(b) Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $1,171,000 for the year ended April 30, 2002. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability or termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in fiscal 2002, the value realized through the exercise of such options and the number of unexercised options held by such person, including both those which are presently exercisable and those which are not presently exercisable.

                                                                   NUMBER OF                 VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                                               AT APRIL 30, 2002             AT APRIL 30, 2002 (1)
                                                          ----------------------------   -----------------------------
                       SHARES ACQUIRED
                         UPON OPTION          VALUE                            NOT                            NOT
NAME                      EXERCISE        REALIZED (1)     EXERCISABLE     EXERCISABLE    EXERCISABLE     EXERCISABLE
-------------------   ----------------   --------------   -------------   ------------   -------------   -------------
Howard A. Brecher          1,200             $14,400         1,475             --           $17,700           --

------------------
(1) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information as of July 31, 2002 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

    NAME AND ADDRESS         NUMBER OF SHARES       PERCENTAGE OF SHARES
   OF BENEFICIAL OWNER      BENEFICIALLY OWNED     BENEFICIALLY OWNED (1)
------------------------   --------------------   -----------------------
  Arnold Bernhard               8,609,403                   86.27%
   & Co., Inc. (1)
   220 East 42nd Street
   New York, NY 10017

------------------
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

The following table sets forth information as of July 31, 2002, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

           NAME OF                    NUMBER OF SHARES    PERCENTAGE OF SHARES
       BENEFICIAL OWNER              BENEFICIALLY OWNED    BENEFICIALLY OWNED
----------------------------------   ------------------   --------------------
  Jean Bernhard Buttner                    100 (1)                 *
  Harold Bernard, Jr.                      441                     *
  Howard A. Brecher                      1,800 (2)                 *
  Samuel Eisenstadt                        100                     *
  David T. Henigson                        150                     *
  Dr. Herbert Pardes                       100                     *
  Marion Ruth                              200                     *
  All directors and executive
   officers as a group (7 persons)       2,891 (1) (2)             *

------------------
*Less than one percent

(1) Excludes 8,609,403 shares (86.27% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

(2) Includes 1,475 shares purchasable within 60 days of July 31, 2002 upon the exercise of stock options by Mr. Brecher. The options expire on March 17, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the year ended April 30, 2002, the Company was reimbursed $539,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.


ITEM 14.

     Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K for the fiscal year ended April 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.


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


                          By: /s/ Jean Bernhard Buttner
                              ----------------------------------
                              Jean Bernhard Buttner
                              Principal Executive Officer


                          By: /s/ Stephen R. Anastasio
                              ----------------------------------
                              Stephen R. Anastasio
                              Principal Financial and Accounting Officer


                          By: /s/ David T. Henigson
                              ----------------------------------
                              David T. Henigson
                              Vice President and Treasurer





Dated: August 22, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K for the fiscal year ended April 30, 2002, to be signed on its behalf by the undersigned as Directors of the Registrant.


/s/ Jean Bernhard Buttner                     /s/ Howard A. Brecher
-------------------------                     -------------------------
Jean Bernhard Buttner                         Howard A. Brecher


/s/ Harold Bernard, Jr.                       /s/ Samuel Eisenstadt
-------------------------                     -------------------------
Harold Bernard, Jr.                           Samuel Eisenstadt


/s/ Dr. Herbert Pardes                        /s/ David T. Henigson
-------------------------                     -------------------------
Dr. Herbert Pardes                             David T. Henigson


/s/ Marion N. Ruth
-------------------------
Marion N. Ruth




Dated: August 22, 2002