Form 10-Q
period 2002-07-31
VALUE LINE INC
filed 2002-09-16
CIK 717720

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2002             Commission file number 0-11306
                                                                   -------

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

                               Yes  _X_      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding at July 31, 2002
           -----                              ----------------------------



Common stock, $.10 par value                         9,980,125 Shares
                                                     ----------------

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 July 31,         April 30,
                                                                                   2002             2002
                                                                               ------------     ------------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $92,118 and $117,177, respectively)                          $     92,402     $    117,401
  Trading securities                                                                    489            3,624
  Accounts receivable, net of allowance for doubtful
   accounts of $81 and $73, respectively                                              1,873            2,072
  Receivable from affiliates                                                          2,211            2,467
  Prepaid expenses and other current assets                                           1,213            1,204
  Deferred income taxes                                                                 575              575
                                                                               ------------     ------------
    Total current assets                                                             98,763          127,343

  Long term securities                                                              147,532          129,044
  Property and equipment, net                                                         8,256            8,491
  Capitalized software and other intangible assets, net                               3,567            3,857
                                                                               ------------     ------------
    Total assets                                                               $    258,118     $    268,735
                                                                               ============     ============
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                                     $      2,265     $      3,681
  Payable to clearing broker                                                         14,259           10,803
  Accrued salaries                                                                    2,102            1,859
  Dividends payable                                                                   2,495            2,495
  Accrued taxes payable                                                               1,416               28
                                                                               ------------     ------------
    Total current liabilities                                                        22,537           18,866

  Unearned revenue                                                                   39,693           40,639
  Deferred income taxes                                                               8,379           13,225

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                                   1,000            1,000
  Additional paid-in capital                                                            975              975
  Retained earnings                                                                 174,265          173,760
  Treasury stock, at cost (19,875 shares on 7/31/02
   and 4/30/02)                                                                        (383)            (383)
  Accumulated other comprehensive income, net of tax                                 11,652           20,653
                                                                               ------------     ------------
    Total shareholders' equity                                                      187,509          196,005
                                                                               ------------     ------------
    Total liabilities and shareholders' equity                                 $    258,118     $    268,735
                                                                               ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       For the three months
                                                                              ended
                                                                      July 31,       July 31,
                                                                       2002            2001
                                                                   ------------    ------------
Revenues:
  Investment periodicals and
   related publications                                            $     13,104    $     13,330
  Investment management fees & svcs                                       7,401           9,510
                                                                   ------------    ------------
    Total revenues                                                       20,505          22,840
                                                                   ------------    ------------
Expenses:
  Advertising and promotion                                               5,355           5,591
  Salaries and employee benefits                                          5,702           5,884
  Production and distribution                                             2,400           2,079
  Office and administration                                               2,073           1,999
                                                                   ------------    ------------
    Total expenses                                                       15,530          15,553
                                                                   ------------    ------------

Income from operations                                                    4,975           7,287
Income from securities trans., net                                           59             266
                                                                   ------------    ------------
Income before income taxes                                                5,034           7,553
Provision for income taxes                                                2,034           2,954
                                                                   ------------    ------------
    Net income                                                     $      3,000    $      4,599
                                                                   ============    ============
Earnings per share, basic & fully diluted                          $       0.30    $       0.46
                                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   For the three months
                                                                                           ended
                                                                                 July 31,         July 31,
                                                                                   2002             2001
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $      3,000     $      4,599

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                         825              761
  Amortization of bond premium                                                            2               --
  (Gains)/losses on sales of trading securities and
   securities held for sale                                                             612             (215)
  Unrealized losses on trading securities                                               159              703

  Changes in assets and liabilities:
   Decrease in unearned revenue                                                        (946)            (516)
   Decrease in deferred charges                                                        (135)             (70)
   Decrease in accounts payable and accrued expenses                                 (1,281)          (1,295)
   Increase/(decrease) in accrued salaries                                              243             (876)
   Increase in accrued taxes payable                                                  1,388            1,618
   (Increase)/decrease in prepaid expenses and other current assets                      (9)             705
   Decrease in accounts receivable                                                      199              337
   Decrease/(increase) in receivable from affiliates                                    256             (205)
                                                                               ------------     ------------
    Total adjustments                                                                 1,313              947
                                                                               ------------     ------------
NET CASH PROVIDED BY OPERATIONS                                                       4,313            5,546

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of long term securities                                        21,396               --
  Purchases of long term securities                                                     (77)             (42)
  Purchases of securities held to maturity                                          (50,046)              --
  Proceeds from sales of trading securities                                           2,702            2,954
  Purchases of trading securities                                                      (492)         (20,400)
  Acquisition of property, and equipment                                               (118)             (18)
  Expenditures for capitalized software                                                (182)             (99)
                                                                               ------------     ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                             (26,817)         (17,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of treasury stock                                                  --               12
  Dividends paid                                                                     (2,495)          (2,494)
                                                                               ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                                                (2,495)          (2,482)
                                                                               ------------     ------------
Net (decrease) in cash and cash equivalents                                         (24,999)         (14,541)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      117,401           86,424
                                                                               ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     92,402     $     71,883
                                                                               ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                  Common stock
                                                                                                        Accumulated
                               Number               Additional                                             Other
                                 of                  paid-in     Treasury    Comprehensive  Retained   Comprehensive
                               shares      Amount    capital      Stock         income      earnings       income        Total
                             -----------  --------  ----------  -----------  ------------  ----------  -------------  ----------
Balance at April 30, 2002      9,980,125  $  1,000  $      975  ($      383)               $  173,760  $     20,653   $  196,005

Comprehensive income
 Net income                                                                  $      3,000       3,000                      3,000
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           (9,001)                   (9,001)      (9,001)
                                                                             ------------
Comprehensive income                                                         ($     6,001)
                                                                             ============
Dividends declared                                                                             (2,495)                    (2,495)
                             -----------  --------  ----------  -----------                ----------  ------------   ----------
Balance at July 31, 2002       9,980,125  $  1,000  $      975  ($      383)               $  174,265  $     11,652   $  187,509
                             ===========  ========  ==========  ===========                ==========  ============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                  Common stock
                                                                                                        Accumulated
                               Number               Additional                                             Other
                                 of                  paid-in     Treasury    Comprehensive  Retained   Comprehensive
                               shares      Amount    capital      Stock         income      earnings       income        Total
                             -----------  --------  ----------  -----------  ------------  ----------  -------------  ----------


Balance at April 30, 2001      9,978,925  $  1,000  $      963  ($      406)               $  163,416  $     35,233   $  200,206

Comprehensive income
 Net income                                                                  $      4,599       4,599                      4,599
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                              119                       119          119
                                                                             ------------
Comprehensive income                                                         $      4,718
                                                                             ============
Exercise of stock options            400                     4            8                                                   12

Dividends declared                                                                             (2,495)                    (2,495)
                             -----------  --------  ----------  -----------                ----------  ------------   ----------
Balance at July 31, 2001       9,979,325  $  1,000  $      967  ($      398)               $  165,520  $     35,352   $  202,441
                             ===========  ========  ==========  ===========                ==========  ============   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Significant Accounting Policies - Note 1:
-----------------------------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 26, 2002 for the fiscal year ended April 30, 2002. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:
The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2002 and April 30, 2002, cash equivalents included $91,821,000 and $116,885,000, respectively, invested in the Value Line money market funds.

Valuation of Securities:
The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds and government debt securities, is accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The Value Line Mutual Funds are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Investments in government debt securities that are held to maturity are carried at amortized cost. Realized gains and losses on sales of the long term securities are recorded in earnings on trade date and are determined on the identified cost method.

Trading securities, which consist of securities held by the Company, are valued at market with realized and unrealized gains and losses included in earnings.

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Marketable Securities - Note 2:
-------------------------------

Trading Securities:
Securities held by the Company had an aggregate cost of $532,000 and a market value of $489,000 at July 31, 2002, and an aggregate cost of $3,508,000 and a market value of $3,624,000 at April 30, 2002.

Long-Term Securities:
Equity Securities Available for Sale:
The aggregate cost of the long-term equity securities was $42,662,000 and the market value was $60,591,000 at July 31, 2002. The aggregate cost of the long-term equity securities at April 30, 2002 was $61,451,000 and the market value was $93,226,000. For the three months ended July 31, 2002, the decrease in gross unrealized appreciation on these securities of $13,845,000, net of deferred taxes of $4,846,000, was included in shareholders' equity. During the quarter, the Company sold various securities from its long term equity securities portfolio. The proceeds from these sales were $18,984,000 and the related gain on these sales was $123,000.

Government Debt Securities Held to Maturity:
The Company's investment in debt securities are held to maturity and valued at amortized cost. The amortized cost and aggregate fair value at July 31, 2002 were $86,941,000 and $88,200,000 for U.S government debt securities which mature as follows:

                                                             (In Thousands)
                                               Amortized                      Gross Unrealized
                                                    Cost        Fair Value     Holding Gains
-----------------------------------------------------------------------------------------------
Due in 1-2 years                                   8,011             8,127                 116
Due in 2-5 years                                  78,930            80,073               1,143
                                            ---------------------------------------------------
Total investment in debt securities              $86,941           $88,200              $1,259
                                            ===================================================

The average yield on the debt securities held at July 31, 2002 was 4.11%.

Supplemental Disclosure of Cash Flow Information - Note 3:
----------------------------------------------------------

Cash payments for income taxes were $646,000 and $1,330,000 during the three months ended July 31, 2002 and 2001, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:
----------------------------------------------------

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statement of Income for the three months ended July 31, 2002 and 2001, was $199,000 and $375,000, respectively.

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

At July 31, 2002 and 2001, the Company held long term equity securities classified as available-for-sale. For the three months ended July 31, 2002 decreases in gross unrealized gains on these securities were $13,845,000 and the decreases in related deferred taxes were $4,846,000. The increase during the first quarter of fiscal 2001 in gross unrealized gains on these securities and the related deferred taxes was $183,000 and $64,000, respectively.

Related Party Transactions - Note 6:
------------------------------------

The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from all but two of the fifteen mutual funds for which Value Line is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the three months ended July 31, 2002 and 2001, investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fee amounted to $6,945,000 and $8,925,000, respectively. These amounts include service and distribution fees of $1,390,000 and $1,693,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,123,000 and $2,417,000 at July 31, 2002 and April 30, 2002, respectively.

For the three months ended July 31, 2002 and 2001, the Company was reimbursed $140,000 and $146,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At July 31, 2002 and April 30, 2002, Receivable from Affiliates included a receivable from the Parent of $41,000 and $47,000 respectively.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Federal, State and Local Income Taxes - Note 7:
-----------------------------------------------

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

                                         Three months ended July 31,

                                                   2002             2001
                                       ----------------------------------
                                                     (in thousands)
Current:
  Federal                                        $1,650           $2,692
  State and local                                   439              507
                                       ----------------------------------
                                                  2,089            3,199
Deferred:
  Federal                                           (55)            (246)
  State and local                                    --                1
                                       ----------------------------------
                                                    (55)            (245)
                                       ----------------------------------
                                                 $2,034           $2,954
                                       ==================================

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset/(liability) are primarily a result of unrealized gains on the Company's trading and long-term securities portfolios.

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

                                               Three months ended July 31, 2002
                                         Publishing          Investment             Total
                                                             Management
                                                               Services
Revenues from external customers            $13,104              $7,401           $20,505
Intersegment revenues                            16                  --                16
Income from securities transactions              37                  22                59
Depreciation and amortization                   751                  38               789
Segment profit                                2,602               2,409             5,011
Segment assets                               18,828             238,379           257,207
Expenditures for
 segment assets                                 298                   2               300

                                               Three months ended July 31, 2001
                                         Publishing          Investment             Total
                                                             Management
                                                               Services
Revenues from external customers            $13,330              $9,510           $22,840
Intersegment revenues                            17                  --                17
Income from securities transactions              41                 225               266
Depreciation and amortization                   731                  16               747
Segment profit                                3,511               3,790             7,301
Segment assets                               19,143             251,876           271,019
Expenditures for
 segment assets                                 112                   5               117

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)

                                                        Three months ended July 31,
                                                                    2002             2001
Revenues
Total revenues for reportable segments                           $20,521          $22,857
Elimination of intersegment revenues                                 (16)             (17)
                                                        ----------------------------------
  Total consolidated revenues                                    $20,505          $22,840
                                                        ==================================

Segment profit
Total profit for reportable segments                              $5,070           $7,567
Less: Depreciation related to corporate assets                       (36)             (14)
                                                        ----------------------------------
  Income before income taxes                                      $5,034           $7,553
                                                        ==================================

Assets
Total assets for reportable segments                            $257,207         $271,019
Corporate assets                                                     911            1,134
                                                        ----------------------------------
  Consolidated total assets                                     $258,118         $272,153
                                                        ==================================

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company had liquid resources, which were used in its business, of $223,758,000 at July 31, 2002. In addition to $76,226,000 of working capital, the Company had long-term securities with a market value of $147,532,000, that, although classified as non-current assets, are also readily marketable should the need arise.

         The Company's cash flow from operations of $4,313,000 for the first quarter of fiscal 2003 was lower than cash flow of $5,546,000 for the same period last fiscal year. The decrease in cash flow from operations was primarily a result of lower net earnings that resulted primarily from lower investment management fees and services revenues. Net cash outflows from investing activities during the first three months of fiscal 2003 were $26,817,000 due largely to the Company's decision to re-deploy its cash holdings into government securities with higher yields than the cash instruments.

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


                                OPERATING RESULTS

         Net income of $3,000,000 or $0.30 per share for the first quarter of fiscal 2003 compared to net income of $4,599,000 or $0.46 per share for the same period last fiscal year. Operating income of $4,975,000 for the first three months ended July 31, 2002 was below operating income of $7,287,000 for the three months ended July 31, 2001. Revenues of $20,505,000 for the three months ended July 31, 2002 were 10% below revenues of $22,840,000 in fiscal 2002. The decline in net income during the three months ended July 31, 2002 was largely the result of the lower level of revenues, primarily reduced investment management fees and services revenues due to a decline in average net asset values in the Value Line mutual funds. The change in net asset values in the Value Line mutual funds was largely attributable to the overall decline in the financial markets with the NASDAQ index falling 34% during the twelve months ended July 31, 2002, representing a 74% decline from its all time high.

         Subscription revenues of $13,104,000 for the three months ended July 31, 2002 were 2% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year's was primarily a result of the decline in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which included THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, THE VALUE LINE 600, THE VLIS SMALL AND MID-CAP STOCK EDITION, AND VALUE LINE SELECT. As of July 31, 2002, combined circulation to THE VALUE INVESTMENT SURVEY, THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, AND THE VALUE LINE 600 was 7% higher than the prior year's circulation. Investment management fees and services revenues of $7,401,000 for the three months ended July 31, 2002 were 22% below the prior fiscal year's revenues. The change in total subscription and investment management fees and services revenues was primarily attributable to the continued difficult financial market conditions.

         Operating expenses of $15,530,000 for the three months ended July 31, 2002 were comparable to last year's expenses of $15,553,000. Total advertising and promotional expenses of $5,355,000 were 4% below the prior year's expenses of $5,591,000. The decrease in advertising expenses resulted primarily from a lower level of media advertising and a reduced level of direct mail campaigns due to the weak financial market conditions. Salaries and employee benefits expenses of $5,702,000 were 3% below expenses of $5,884,000 recorded in the prior fiscal year. Printing, paper and distribution costs of $2,400,000 for the three months ended July 31, 2002 were 15% above expenses of $2,079,000 for the three months ended July 31, 2001. The increase in production and distribution expenses resulted from an increase in subscription circulation, an increase in U.S. postal rates and amortization costs for new product development expenditures. Office and administrative expenses of $2,073,000 were 4% higher than last year's expenses of $1,999,000. The net increase in administrative expenses resulted primarily from higher insurance fees and depreciation expenses offset in part by a decline in rent expenses.

         The Company's securities portfolios produced a gain of $59,000 for the first three months ended July 31, 2002 versus income of $266,000 for the same period last fiscal year. The Company's trading portfolio produced losses of $925,000 during the three months ended July 31, 2002 versus losses of $488,000 during the same period last fiscal year. The value of the Company's securities portfolios has been negatively impacted by the declining financial market with the NASDAQ down 21% during the three months ended July 31, 2002. Income from securities transactions also included dividend and interest income of $842,000 and capital gains of $123,000 from sales of securities from the Company's long-term portfolio for the three months ended July 31, 2002. This compares to dividend and interest income of $760,000 for the same period last fiscal year.

                                VALUE LINE, INC.

                                   Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended July 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Value Line, Inc.
                                          (Registrant)




Date:  September 12, 2002               By:  s/ Jean Bernhard Buttner
                                             -------------------------
                                             Jean Bernhard Buttner
                                             Chairman & Chief Executive Officer




Date:  September 12, 2002               By:  s/ Stephen R. Anastasio
                                             -------------------------
                                             Stephen R. Anastasio
                                             Chief Accounting Officer




Date:  September 12, 2002               By:  s/ David T. Henigson
                                             ----------------------------
                                             David T. Henigson
                                             Vice President and Treasurer

                                 CERTIFICATIONS


I, Jean Bernhard Buttner, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Value Line, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



     Date: September 12, 2002          By: s/ Jean Bernhard Buttner
                                              ----------------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer

                                 CERTIFICATIONS


I, David T. Henigson, certify that:

4.   I have reviewed this quarterly report on Form 10-Q of Value Line, Inc;

5. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

6. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



     Date: September 12, 2002          By: s/ David T. Henigson
                                              ----------------------------------
                                              David T. Henigson
                                              Vice President & Treasurer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350



In accordance with 18 U.S.C. Section 1350, the undersigned hereby certify, in the indicated capacities with respect to Value Line, Inc. (the "Issuer"), that the quarterly report on Form 10-Q for the quarter ended July 31, 2002 of the issuer fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the quarterly report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer. This certification is not to be deemed to be filed pursuant to the Securities Exchange Act of 1934 and does not constitute a part of the quarterly report on Form 10-Q of the issuer accompanying this certification.


Date: September 12, 2002               By: s/ Jean Bernhard Buttner
                                              ----------------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer


Date: September 12, 2002               By: s/ David T. Henigson
                                              ----------------------------------
                                              David T. Henigson
                                              Vice President & Treasurer