Form 10-Q
period 2003-01-31
VALUE LINE INC
filed 2003-03-17
CIK 717720

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 31, 2003                Commission file number 0-11306




                               VALUE LINE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              NEW YORK                                  13-3139843
-----------------------------------------    ----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)




220 EAST 42ND STREET, NEW YORK, NEW YORK                  10017-5891
--------------------------------------       ----------------------------------
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


                                 YES __X__   NO _____




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.






              CLASS                OUTSTANDING AT JANUARY 31, 2003
--------------------------------   --------------------------------
  Common stock, $.10 par value             9,981,600 Shares
                                           ----------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VALUE LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     JAN. 31,       APRIL 30,
                                                                       2003           2002
                                                                   ------------   ------------
Assets
Current Assets:
 Cash and cash equivalents (including short term investments
  of $42,899 and $117,177, respectively) .......................     $ 43,384       $117,401
 Trading securities ............................................        1,093          3,624
 Accounts receivable, net of allowance for doubtful accounts
  of $89 and $73, respectively .................................        2,674          2,072
 Receivable from affiliates ....................................        2,567          2,467
 Prepaid expenses and other current assets .....................        1,161          1,204
 Deferred income taxes .........................................          575            575
                                                                     --------       --------
  Total current assets .........................................       51,454        127,343
 Long term securities ..........................................      182,090        129,044
 Property and equipment, net ...................................        7,636          8,491
 Capitalized software and other intangible assets, net .........        3,041          3,857
                                                                     --------       --------
Total assets ...................................................     $244,221       $268,735
                                                                     ========       ========
Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities ......................     $  3,666       $  3,681
 Payable to clearing broker ....................................           --         10,803
 Accrued salaries ..............................................        1,605          1,859
 Dividends payable .............................................        2,495          2,495
 Accrued taxes payable .........................................           11             28
                                                                     --------       --------
  Total current liabilities ....................................        7,777         18,866
 Unearned revenue ..............................................       39,731         40,639
 Deferred income taxes .........................................        6,488         13,225

Shareholders' Equity:
 Common stock, $.10 par value; authorized 30,000,000 shares;
  issued 10,000,000 shares .....................................        1,000          1,000
 Additional paid-in capital ....................................          991            975
 Retained earnings .............................................      179,470        173,760
 Treasury stock, at cost (18,400 shares on 1/31/03,
  and 19,875 on 4/30/02) .......................................         (354)          (383)
 Accumulated other comprehensive income, net of tax ............        9,118         20,653
                                                                     --------       --------
  Total shareholders' equity ...................................      190,225        196,005
                                                                     --------       --------
Total liabilities and shareholders' equity .....................     $244,221       $268,735
                                                                     ========       ========

  The accompanying notes are an integral part of these financial statements.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VALUE LINE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              JANUARY 31,                   JANUARY 31,
                                                      ---------------------------   ---------------------------
                                                          2003           2002           2003           2002
                                                      ------------   ------------   ------------   ------------
Revenues:
 Investment periodicals and related
  publications ....................................     $ 13,352       $ 13,189       $ 39,595       $ 39,697
 Investment management fees & svcs ................        7,801          8,431         22,449         26,540
                                                        --------       --------       --------       --------
  Total revenues ..................................       21,153         21,620         62,044         66,237
                                                        --------       --------       --------       --------
Expenses:
 Advertising and promotion ........................        5,483          5,438         15,485         15,525
 Salaries and employee benefits ...................        5,274          5,771         15,949         17,541
 Production and distribution ......................        2,299          2,088          7,136          6,352
 Office and administration ........................        2,199          2,008          6,222          5,927
                                                        --------       --------       --------       --------
  Total expenses ..................................       15,255         15,305         44,792         45,345
                                                        --------       --------       --------       --------
Income from operations ............................        5,898          6,315         17,252         20,892
Income from securities transactions, net ..........        1,810          3,074          3,328          5,509
                                                        --------       --------       --------       --------
Income before income taxes ........................        7,708          9,389         20,580         26,401
Provision for income taxes ........................        2,037          3,771          7,385         10,669
                                                        --------       --------       --------       --------
  Net income ......................................     $  5,671       $  5,618       $ 13,195       $ 15,732
                                                        ========       ========       ========       ========
Earnings per share, basic & fully diluted .........     $   0.57       $   0.56       $   1.32       $   1.58
                                                        ========       ========       ========       ========

  The accompanying notes are an integral part of these financial statements.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VALUE LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                             ---------------------------
                                                                                JAN. 31,       JAN. 31,
                                                                                  2003           2002
                                                                             -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................    $   13,195      $  15,732
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization .........................................         2,372          2,263
   Amortization of bond premium ..........................................            52             --
   Gains on sales of trading securities and securities held for sale .....          (379)        (3,641)
   Unrealized losses on trading securities ...............................           129            398
   Deferred income taxes .................................................          (525)            --
   Other .................................................................            --              6
Changes in assets and liabilities:
   Decrease in unearned revenue ..........................................          (908)          (398)
   Decrease in deferred charges ..........................................          (207)          (207)
   Increase/(decrease) in accounts payable and accrued expenses ..........           192           (730)
   Decrease in accrued salaries ..........................................          (254)          (312)
   Decrease in accrued taxes payable .....................................           (17)          (171)
   Decrease in prepaid expenses and other current assets .................            43            468
   (Increase)/decrease in accounts receivable ............................          (602)           487
   (Increase)/decrease in receivable from affiliates .....................          (100)           166
                                                                              ----------      ---------
      Total adjustments ..................................................          (204)        (1,671)
                                                                              ----------      ---------
NET CASH PROVIDED BY OPERATIONS ..........................................        12,991         14,061
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of long term securities .............................        19,595         52,191
 Purchases of long term securities .......................................        (4,772)       (28,792)
 Proceeds from sales of securities held to maturity ......................        50,526             --
 Purchase of securities held to maturity .................................      (145,717)            --
 Proceeds from sales of trading securities ...............................         3,536         31,726
 Purchases of trading securities .........................................        (2,035)       (29,479)
 Acquisitions of property, and equipment .................................          (160)          (362)
 Expenditures for capitalized software ...................................          (541)          (470)
                                                                              ----------      ---------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES ......................       (79,568)        24,814
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of treasury stock ...................................            45             21
 Dividends paid ..........................................................        (7,485)        (7,484)
                                                                              ----------      ---------
NET CASH USED IN FINANCING ACTIVITIES ....................................        (7,440)        (7,463)
                                                                              ----------      ---------
 Net (decrease)/increase in cash and cash equivalents ....................       (74,017)        31,412
 Cash and cash equivalents at beginning of period ........................       117,401         86,424
                                                                              ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................    $   43,384      $ 117,836
                                                                              ==========      =========

  The accompanying notes are an integral part of these financial statements.

PART I -- FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                               VALUE LINE, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED JANUARY 31, 2003
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                          COMMON STOCK
                                      --------------------
                                         NUMBER             ADDITIONAL
                                           OF                 PAID-IN    TREASURY
                                         SHARES    AMOUNT     CAPITAL      STOCK
                                      ----------- -------- ------------ ----------
Balance at May 1, 2002 ..............  9,980,125   $1,000      $975       ($ 383)
Comprehensive income
 Net income .........................
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities ............
Comprehensive income ................
Exercise of stock options ...........      1,475                 16           29
Dividends declared ..................
                                       ---------   ------      ---         -----
Balance at January 31, 2003 .........  9,981,600   $1,000      $991       ($ 354)
                                       =========   ======      ====        =====


[WIDE TABLE CONTINUED FROM ABOVE]

                                                                     ACCUMULATED
                                                                        OTHER           TOTAL
                                       COMPREHENSIVE    RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                           INCOME       EARNINGS        INCOME         EQUITY
                                      --------------- ------------ --------------- --------------
Balance at May 1, 2002 ..............                   $173,760        $20,653      $ 196,005
Comprehensive income
 Net income .........................   $   13,195        13,195                        13,195
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities .............      (11,535)                     (11,535)       (11,535)
                                        ----------
Comprehensive income ................   $    1,660
                                        ==========
Exercise of stock options ...........                                                       45

Dividends declared ..................                     (7,485)                       (7,485)
                                                        --------     ----------      ---------
Balance at January 31, 2003 .........                   $179,470         $9,118      $ 190,225
                                                        ========     ==========      =========

  The accompanying notes are an integral part of these financial statements.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VALUE LINE, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED JANUARY 31, 2002
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                          COMMON STOCK
                                      --------------------
                                         NUMBER             ADDITIONAL
                                           OF                 PAID-IN    TREASURY
                                         SHARES    AMOUNT     CAPITAL      STOCK
                                      ----------- -------- ------------ ----------
Balance at May 1, 2001 ..............  9,978,925   $1,000      $963       ($ 406)
Comprehensive income
 Net income .........................
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities .............
Comprehensive income ................
Exercise of stock options ...........        700                  7           14
Dividends declared ..................
                                       ---------   ------      ----        -----
Balance at January 31, 2002 .........  9,979,625   $1,000      $970       ($ 392)
                                       =========   ======      ====        =====


[WIDE TABLE CONTINUED FROM ABOVE]

                                                                     ACCUMULATED
                                                                        OTHER           TOTAL
                                       COMPREHENSIVE    RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                           INCOME       EARNINGS        INCOME         EQUITY
                                      --------------- ------------ --------------- --------------
Balance at May 1, 2001 ..............                   $163,416        $35,233      $ 200,206
Comprehensive income
 Net income .........................   $   15,732        15,732                        15,732
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities .............      (14,913)                     (14,913)       (14,913)
                                        ----------
Comprehensive income ................   $      819
                                        ==========
Exercise of stock options ...........                                                       21

Dividends declared ..................                     (7,485)                       (7,485)
                                                        --------     ----------      ---------
Balance at January 31, 2002 .........                   $171,663        $20,320      $ 193,561
                                                        ========     ==========      =========

   The accompanying notes are an integral part of these financial statements.

                               VALUE LINE, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES -- NOTE 1:
------------------------------------------
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 26, 2002 for the fiscal year ended April 30, 2002. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

CASH AND CASH EQUIVALENTS:
     The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2003 and April 30, 2002, cash equivalents included $41,059,000 and $116,885,000, respectively, invested in the Value Line money market funds.

VALUATION OF SECURITIES:
     The Company's long-term securities portfolio, which consists of shares in various Value Line Mutual Funds and government debt securities, is accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The Value Line Mutual Funds are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Investments in government debt securities that are held to maturity are carried at amortized cost. Realized gains and losses on sales of the long-term securities are recorded in earnings as of the trade date and are determined on the identified cost method.

     Trading securities, which consist of all other securities held by the Company, are valued at market with realized and unrealized gains and losses included in earnings.

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


MARKETABLE SECURITIES -- NOTE 2:
--------------------------------
TRADING SECURITIES:
     Securities held by the Company had an aggregate cost of $1,107,000 and a market value of $1,093,000 at January 31, 2003, and an aggregate cost of $3,508,000 and a market value of $3,624,000 at April 30, 2002.

LONG-TERM SECURITIES:
EQUITY SECURITIES AVAILABLE FOR SALE:
     The aggregate cost of the long-term equity securities was $47,358,000 and the market value was $61,385,000 at January 31, 2003. The aggregate cost of the long-term equity securities at April 30, 2002 was $61,451,000 and the market value was $93,226,000. For the nine months ended January 31, 2003, the decrease in gross unrealized appreciation on these securities of $17,747,000, net of deferred taxes of $6,212,000, was included in shareholders' equity. During the first nine months of fiscal 2003, the Company sold various securities from its long-term equity securities portfolio. The proceeds from sales

                               VALUE LINE, INC.

MARKETABLE SECURITIES -- NOTE 2: (CONTINUED):
---------------------------------------------
of equity securities were $19,595,000 and the related gain on these sales was $734,000 including $611,000 of capital gain distributions from the Value Line family of mutual funds. This compares to proceeds of $52,191,000 and the related gain of $8,748,000 on sales from the long-term equity securities portfolio including capital gain distributions from the Value Line mutual funds of $2,276,000 for the nine months ended January 31, 2002.

GOVERNMENT DEBT SECURITIES HELD TO MATURITY:
     It is anticipated that the Company's investments in debt securities will be held to maturity and are valued at amortized cost. The amortized cost and aggregate fair value at January 31, 2003 were $120,705,000 and $124,293,000 for U.S. government debt securities, which mature as follows:

                                                                (IN THOUSANDS)
                                                 AMORTIZED                    GROSS UNREALIZED
                                                    COST       FAIR VALUE      HOLDING GAINS
                                                -----------   ------------   -----------------
Due in 1-2 years ............................    $ 48,864       $ 49,080           $  216
Due in 2-5 years ............................      71,841         75,213            3,372
                                                 --------       --------           ------
Total investment in debt securities .........    $120,705       $124,293           $3,588
                                                 ========       ========           ======

The average yield on the long-term debt securities held at January 31, 2003 was 3.39%. Proceeds from sales of long-term fixed income securities during the nine months ended January 31, 2003 were $50,526,000 and the related gain on sales was $544,000. There were no sales of long-term fixed income securities during fiscal 2002.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -- NOTE 3:
-----------------------------------------------------------
     Cash payments for income taxes were $7,504,000 and $10,837,000 during the nine months ended January 31, 2003 and 2002, respectively.


EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN -- NOTE 4:
-----------------------------------------------------
     Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statement of Income for the nine months ended January 31, 2003 and 2002, was $805,000 and $954,000, respectively.


COMPREHENSIVE INCOME -- NOTE 5:
-------------------------------
     Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     At January 31, 2003 and 2002, the Company held long-term equity securities classified as available-for-sale. For the nine months ended January 31, 2003 decreases in gross unrealized gains on these securities were $17,747,000 and the decreases in related deferred taxes were $6,212,000. The decreases during the first nine months of fiscal 2002 in gross unrealized gains on these securities and the related deferred taxes were $22,990,000 and $8,077,000, respectively.


RELATED PARTY TRANSACTIONS -- NOTE 6:
-------------------------------------
     The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the

                               VALUE LINE, INC.

RELATED PARTY TRANSACTIONS -- NOTE 6: (CONTINUED):
--------------------------------------------------
average daily net asset values of the respective funds. Effective January 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 (rule 12b-1) from all but two of the fifteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the nine months ended January 31, 2003 and 2002, investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $21,244,000 and $24,976,000, respectively. These amounts include service and distribution fees of $5,658,000 and $4,809,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,409,000 and $2,417,000 at January 31, 2003 and April 30, 2002, respectively.

     For the nine months ended January 31, 2003 and 2002, the Company was reimbursed $371,000 and $390,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At January 31, 2003 and April 30, 2002, receivable from affiliates included a receivable from the Parent of $52,000 and $47,000 respectively.


FEDERAL, STATE AND LOCAL INCOME TAXES -- NOTE 7:
------------------------------------------------
     The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The provision for income taxes includes the following:

                                                           NINE MONTHS ENDED
                                                              JANUARY 31,
                                                           2003         2002
                                                        ---------   -----------
                                                            (IN THOUSANDS)
Current:
Federal .............................................    $5,844        $8,841
State and local .....................................     1,569         1,958
                                                         ------       -------
                                                          7,413        10,799
Deferred:
Federal .............................................      (126)         (119)
State and local .....................................        98           (11)
                                                         ------       -------
                                                            (28)         (130)
                                                         ------       -------
                                                         $7,385       $10,669
                                                         ======       =======

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset/(liability) are primarily a result of unrealized gains on the Company's trading and long-term securities portfolios.


BUSINESS SEGMENTS -- NOTE 8:
----------------------------
     The Company operates two reportable business segments: Publishing and Investment Management Services. The publishing segment produces investment related periodicals in both print and electronic form. The investment management segment provides advisory services to mutual funds, institutional and individual clients as well as brokerage services for the Value Line family of mutual funds. The segments are differentiated by the products and services they offer.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation related to corporate assets, between the two reportable segments.

                               VALUE LINE, INC.

BUSINESS SEGMENTS -- NOTE 8: (CONTINUED):
-----------------------------------------

          DISCLOSURE OF REPORTABLE SEGMENT PROFIT AND SEGMENT ASSETS
                                (IN THOUSANDS)

                                                  NINE MONTHS ENDED JANUARY 31, 2003
                                                ---------------------------------------
                                                                INVESTMENT
                                                                MANAGEMENT
                                                 PUBLISHING      SERVICES       TOTAL
                                                ------------   -----------   ----------
Revenues from external customers ............      $39,595       $22,449       $62,044
Intersegment revenues .......................          150            --           150
Income from securities transactions .........           38         3,290         3,328
Depreciation and amortization ...............        2,275            60         2,335
Segment operating profit ....................        9,719         7,570        17,289
Segment assets ..............................       18,209       225,126       243,335
Expenditures for segment assets .............          666            35           701


                                                  NINE MONTHS ENDED JANUARY 31, 2002
                                                ---------------------------------------
                                                                INVESTMENT
                                                                MANAGEMENT
                                                 PUBLISHING      SERVICES       TOTAL
                                                ------------   -----------   ----------
Revenues from external customers ............      $39,697       $26,540       $66,237
Intersegment revenues .......................          163            --           163
Income from securities transactions .........           75         5,434         5,509
Depreciation and amortization ...............        2,184            43         2,227
Segment operating profit ....................       11,072         9,856        20,928
Segment assets ..............................       18,535       235,832       254,367
Expenditures for segment assets .............          819            13           832


                RECONCILIATION OF REPORTABLE SEGMENT REVENUES,
                  OPERATING PROFIT AND ASSETS (IN THOUSANDS)

                                                           NINE MONTHS ENDED JANUARY
                                                                       31,
                                                               2003          2002
                                                           -----------   ------------
Revenues
Total revenues for reportable segments .................     $62,194        $66,400
Elimination of intersegment revenues ...................        (150)          (163)
                                                            --------       --------
 Total consolidated revenues ...........................     $62,044        $66,237
                                                            ========       ========
Segment profit
Total profit for reportable segments ...................     $20,617        $26,437
Less: Depreciation related to corporate assets .........         (37)           (36)
                                                            --------       --------
Income before income taxes .............................     $20,580        $26,401
                                                            ========       ========
Assets
Total assets for reportable segments ...................    $243,335       $254,367
Corporate assets .......................................         886          1,084
                                                            --------       --------
Consolidated total assets ..............................    $244,221       $255,451
                                                            ========       ========

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         LIQUIDITY AND CAPITAL RESOURCES

       The Company had liquid resources, which were used in its business, of $225,767,000 on January 31, 2003. In addition to $43,677,000 of working capital, the Company had long-term securities with a market value of $182,090,000, that, although classified as non-current assets, are also readily marketable should the need arise.

       The Company's cash flow from operations of $12,991,000 for the nine months ended January 31, 2003 was lower than cash flow of $14,061,000 for the same period of last fiscal year. The decrease in cash flow from operations was largely attributable to lower net earnings that resulted primarily from a decrease in investment management fees and services revenues. In addition, the cash provided by operations for the first nine months of fiscal year 2003 declined from last year's as a result of an increase in accounts receivable that resulted from the timing of receipt of interest on U.S. Government fixed income securities. Net cash outflows from investing activities during the nine months of fiscal 2003 were $79,568,000 due largely to the Company's decision to re-deploy its cash holdings into government securities with higher yields than cash instruments.

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


                                OPERATING RESULTS

         While the financial markets remain uncertain and with the economic outlook being cautious, investors have recognized that Value Line is the premier source of high quality, honest and independent research. In a recent column the well-known newsletter pundit, Mark Hulbert, reported that "The Value Line Investment Survey is in first place, on a risk adjusted basis among all the investment letters tracked by the Hulbert Financial Digest since mid-1980.
....Since January 1989, when the Hulbert Financial Digest started monitoring the performance of S&P's STAR ranking system, it has lagged Value Line's." Hulbert goes on to say that the average Value Line top ranked stock has outperformed the average S&P top-ranked stock by more than 3 percentage points per year on an annualized basis. On another front, Bloomberg Personal Finance Magazine selected the Special Situations and Emerging Opportunity funds as among the 21 best in the entire fund industry. We are proud of these accomplishments and will continue to work hard to earn our clients' trust and confidence.

         As of January 31, 2003, total circulation of all the Company's investment publications rose 6% above circulation on January 31, 2002. Combined circulation of THE VALUE INVESTMENT SURVEY, THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE SMALL AND MID CAP EDITION, THE VALUE LINE 600, AND VALUE LINE SELECT was 3% higher than the prior year's circulation. Combined circulation of the MUTUAL FUND SURVEY, MUTUAL FUND SURVEY FOR WINDOWS and related products including the NO LOAD FUND ADVISOR, VALUE LINE INSIGHT NEWSLETTER, and VALUE LINE INDUSTRY WATCH represented 3% of the total increase in circulation above last fiscal year's level. Total revenues of $62,044,000 for the nine months ended January 31, 2003 were 6% below revenues of $66,237,000 in fiscal 2002. Subscription revenues of $13,352,000 for the third quarter of fiscal 2003 were 1% above subscription revenues of $13,189,000 for the prior fiscal year, which is the first time that revenues exceeded the prior fiscal third quarter period since January 1999. Subscription revenues of $39,595,000 for the nine months ended January 31, 2003 were comparable to revenues of $39,697,000 for the same period of the prior fiscal year. Investment management fees and services revenues of $22,449,000 for the nine months ended January 31, 2003 were 15% below the prior fiscal year's revenues of $26,540,000. The change in total revenues was primarily attributable to the continued difficult financial market conditions impacting severely on investment management fees and services revenues, with stable subscription revenue moderating the overall effect.

         Net income of $13,195,000 or $1.32 per share for the nine months of fiscal 2003 compared to net income of $15,732,000 or $1.58 per share for the same period of last fiscal year. For the first time since the third quarter ended January 31, 2000, net income of $5,671,000 or $.57 per share for the third quarter of fiscal 2003 exceeded net income of $5,618,000 or $0.56 per share for the third quarter of the prior fiscal year. Although total revenues of $21,153,000 for the third quarter of fiscal 2003 were 2% below revenues for the three months ended January 31, 2002, net income for the third quarter of fiscal 2003 was 1% above net income for the same period of last fiscal year due primarily to a lower income tax rate. The lower income tax rate was the result of a favorable tax determination from a local tax jurisdiction regarding the Company's income allocation method. The decline in net income during the nine months ended January 31, 2003 was largely the result of the lower level of revenues, primarily a 15% decline in investment management fees and services revenues that resulted mostly from a decrease in average net asset values in the Value Line mutual funds. The change in net asset values in the Value Line mutual funds was largely attributable to the overall decline in the financial markets with the NASDAQ index falling 32% during the twelve months ended January 31, 2003, representing a 74% decline from its all time high.

       Operating expenses of $44,792,000 for the nine months ended January 31, 2003 were 1% below last year's expenses. Total advertising and promotional expenses of $15,485,000 were comparable to the prior year's expenses of $15,525,000. Salaries and employee benefits expenses of $15,949,000 were 9% below expenses of $17,541,000 recorded in the prior fiscal year. Production and distribution costs of $7,136,000 for the nine months ended January 31, 2003 were 12% above last year's expenses of $6,352,000. The increase in production and distribution expenses resulted from an increase in subscription circulation and an increase in U.S. postal rates. Office and administrative expenses of $6,222,000 were 5% higher than last year's expenses of $5,927,000. The net increase in administrative expenses compared to last year's resulted primarily from higher insurance premiums, increases in professional fees and depreciation and amortization expenses offset in part by a decline in rent expenses.

         The Company's securities portfolios produced a gain of $3,328,000 for the nine months of fiscal 2003, which was 40% below the gain of $5,509,000 for the same period of last fiscal year. The Company's trading portfolio produced losses of $1,079,000 during the nine months ended January 31, 2003 versus losses of $5,505,000 during the same period of last fiscal year. The value of the Company's securities portfolios has been negatively impacted by the declining financial market with the NASDAQ down 22% during the nine months ended January 31, 2003. Income from securities transactions for the nine months ended January 31, 2003 also included dividend and interest income of $3,135,000 and capital gains of $1,280,000 from sales of securities from the Company's long-term portfolio. This compares to dividend and interest income of $2,282,000 and capital gains of $8,748,000 from sales of securities from the Company's long-term portfolio for the same period of last fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

(a) The registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a -- 14(c)), based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report, are appropriately designed to ensure that material information relating to the registrant is made known to such officers and are operating effectively.

(b) The registrant's principal executive officer and principal financial officer have determined that there have been no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                               VALUE LINE, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VALUE LINE, INC.
                                   (REGISTRANT)





  Date: March 17, 2003          By:   /S/ JEAN BERNHARD BUTTNER
                                      -----------------------------------
                                      Jean Bernhard Buttner
                                      Chairman & Chief Executive Officer

  Date: March 17, 2003          By:   /S/ STEPHEN R. ANASTASIO
                                      -----------------------------------
                                      Stephen R. Anastasio
                                      Chief Accounting Officer

  Date: March 17, 2003          By:   /S/ DAVID T. HENIGSON
                                      -----------------------------------
                                      David T. Henigson
                                      Vice President and Treasurer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



  Date: March 17, 2003          By:   /S/ JEAN BERNHARD BUTTNER
                                      -----------------------------------
                                      Jean Bernhard Buttner
                                      Chairman & Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date: March 17, 2003     By:   /S/ DAVID T. HENIGSON
                                 ---------------------------
                                 David T. Henigson
                                 Vice President & Treasurer

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In accordance with 18 U.S.C. Section 1350, the undersigned hereby certify, in the indicated capacities with respect to Value Line, Inc. (the "Issuer"), that the quarterly report on Form 10-Q for the quarter ended January 31, 2003 of the issuer fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the quarterly report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer. This certification is not to be deemed to be filed pursuant to the Securities Exchange Act of 1934 and does not constitute a part of the quarterly report on Form 10-Q of the issuer accompanying this certification.


  Date: March 17, 2003          By:   /S/ JEAN BERNHARD BUTTNER
                                      -----------------------------------
                                      Jean Bernhard Buttner
                                      Chairman & Chief Executive Officer

  Date: March 17, 2003          By:   /S/ DAVID T. HENIGSON
                                      -----------------------------------
                                      David T. Henigson
                                      Vice President & Treasurer

                (This page has been left blank intentionally.)

                (This page has been left blank intentionally.)

                 (This page has been left blank intentionally.)