Form 10-K
period 2003-04-30
VALUE LINE INC
filed 2003-07-25
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            /X/ Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2003

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the transition period from       to

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

                                                   Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / / No /X/

     The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at June 18, 2003, was $ 72,427,000. There were 9,981,600 shares of the registrant's Common Stock outstanding at June 18, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     Part I

Item 1.  BUSINESS.

     Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). As of June 18, 2003, AB & Co. owned approximately 86% of the Company's issued and outstanding common stock.

     The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing investment advisory services to mutual funds, institutions and individual clients. VLP publishes in both print and electronic formats The Value Line Investment Survey(TM), one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Small and Mid-Cap Edition, The Value Line 600, Value Line Select, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, Value Line Insight, The Value Line Special Situations Service, The Value Line Options Survey and The Value Line Convertibles Survey. VLP also provides current and historical financial databases (DataFile, Estimates & Projections, Convertibles, Mutual Funds and other services) in standard computer formats and markets investment analysis software, Value Line Investment Survey FOR WINDOWS(R), Mutual Fund Survey FOR WINDOWS(R), Value Line Daily Options Survey and Value Line Electronic Convertibles. These electronic products are available on CD-Rom and offered directly on the Company's internet site, www.valueline.com. The Company's print and electronic services are marketed through media, direct mail and the internet to retail and institutional investors.

     The Company is the investment adviser for the Value Line Family of Mutual Funds, which on April 30, 2003, included 15 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

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

A. Investment Information and Publications.

     VLP publishes investment related publications and produces electronic products described below:

     l. Publications:

     The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. A combined Index on our Web site allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered in the Small and Mid-Cap Edition and in the standard edition of The Value Line Investment Survey. Two of the more important evaluations for each stock covered are "Timeliness(TM)" and "Safety (TM)." "TIMELINESS(TM)" relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based primarily on the issuer's relative financial strength and its stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 110 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant.

     The Small and Mid-Cap Edition of The Value Line Investment Survey is a weekly publication introduced in 1995 that provides detailed descriptions of approximately 1,800 small-and medium-capitalization stocks, many listed on NASDAQ, beyond the 1,700 stocks of larger-capitalization companies traditionally covered in The Value Line Investment Survey - Standard Edition. Like The Value Line Investment Survey, the Small and Mid-Cap Edition has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey. A combined Index, published semiannually, allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered.

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

     The Value Line No-Load Fund Advisor is a 36-page monthly newsletter for investors who wish to manage their own portfolios of no- and low-load, open-end mutual funds. Each issue features strategies for maximizing total return, with special attention given to tax considerations. Also featured are in-depth interviews with noted portfolio managers, model portfolios for a range of investor profiles, and information about retirement planning, industry news, and listings (with descriptions) of new funds worthy of further consideration. A full statistical review, including latest performance, rankings and sector weightings, is updated each month on 600 leading no-load and low-load funds.

     Value Line Insight is a 12-page monthly newsletter that brings together the views and opinions of economists, analysts and mutual fund managers from the Company and external sources. The product critically assesses mutual fund manager stock selections using the Company's stock research. It is designed to help individual stock investors see what professionals are doing while mutual fund investors get a critical review of management actions.

     Value Line Industry Watch is a 16-page monthly newsletter that brings together two powerful, proprietary Value Line tools into one-easy-to-use format. First, Value Line analysts examine over 90 industries to determine which are likely to be the top performers, and which the worst. From here, our analysts select stocks that receive high scores in Value Line's Timeliness Ranking System. We highlight the best stocks in the best industries so our readers can ffocus their investment efforts.

     Every issue of Value Line Industry Watch begins with an economic overview which explains how the current political and economic events are affecting various industries in the marketplace. Each issue provides an in-depth discussion of one or more industries that we consider to be especially noteworthy. Our industry review provides an intelligent backdrop for the heart of every issue: detailed reports on specific companies whose stock we expect will outperform the market. Our stock profiles include a basic review of the company with an explanation of why the business is doing well and the reasons we believe that stock is well positioned for appreciation. The stock profiles also include Value Line's proprietary ranks for Timeliness and Safety.

     The Value Line Special Situations Service, published periodically 24 times a year, concentrates on fast-growing, smaller companies whose stocks are perceived by VLP analysts as having exceptional appreciation potential.

     The Value Line Options Survey, a semi-monthly periodical service published 24 times a year, evaluates and ranks the expected performance of the most active options listed on United States exchanges (approximately 80,000). An electronic version of this publication, The Value Line Daily Options Survey (available over the Internet), was introduced during the latter part of fiscal 1995. A new enhanced version was introduced in May of 2002. New features include an interactive database and a new spreadsheet.

     The Value Line Convertibles Survey, a semi-monthly periodical service published 24 times a year, evaluates and ranks approximately 600 convertible securities (bonds and preferred stocks) and approximately 80 warrants for future market performance. The same information is also available online.

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

     2. Electronic Products:

     Value Line Investment Survey FOR WINDOWS(R), on CD-ROM, is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 300 data fields for over 8,300 stocks, industries and indices, including the 1,700 stocks covered in VLP's benchmark publication, The Value Line Investment Survey. The product was introduced in June 1996. Version 3.0 has major enhancements to the user interface and the ability for users to update data from the Company's Internet site (www.valueline.com). New features are added continuously.

     Value Line Investment Survey FOR WINDOWS(R) provides over 300 search fields and more than 100 charting and graphing variables for comparative research. In addition to containing digital replicas of the entire Value Line Investment Survey, the Windows version includes weekly data updates through its seamless integration with the Value Line Web site (www.valueline.com). The software includes a portfolio module that lets users create and track their own stock portfolios and ten years of historical financial data for scrutinizing performance, risk and yield.

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

     Value Line DataFile contains current and historic annual and quarterly financial records for more than 8,300 active companies and over 5,000 companies that no longer exist in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities brokers. DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold to the institutional market. Value Line DataFile II, which includes less historical data is also available. This version complies with Microsoft Access format for small businesses. During fiscal 1997, Value Line introduced the Value Line Mutual Fund DataFile. It covers over 12,500 mutual funds with up to 20 years of historical data which consists of almost 200 data fields. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial performance and projections of stock-price ranges on companies covered in the Value Line Investment Survey, as well as a Convertible Securities File and custom services.

     The Total Return Service is a customized data service. It was developed to help publicly traded companies meet the SEC's mandated executive-compensation disclosure requirements. The service consists of a line graph comparing the total return of a public company's stock over the last five years to a published equity market index and a published or constructed industry index.

3. Value Line Internet:

     Most Value Line products and services are available from the Company's Web site www.valueline.com. The site includes a multimedia section that features daily market reports and updates on stocks, options, mutual funds and convertibles as well as webcasting of daily analyst commentary and fast-breaking developments on companies in the news. In addition, the Company has added a host of new tools to chart and filter stocks and mutual funds along with tools to build a portfolio, customize a report and receive Value Line reports.

     A new internet-only service, the Value Line Research Center, includes on-line access to the Company's leading publications covering stocks, mutual funds, options and convertible securities as well as special situation stocks. This service includes full subscriptions to The Value Line Investment Survey, The Value Line Mutual Fund Survey, The Value Line Daily Options Survey, The Value Line Investment Survey Small and Mid-Cap Edition, The Value Line Convertibles Survey, The Special Situations Service, Value Line ETF Survey, The Value Line No Load Fund Advisor, Value Line Insight, Value Line 600, Value Line Select and the recently introduced Value Line Industry Watch.

B. Investment Management.

     As of April 30, 2003, the Company was the investment adviser for 15 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, acts as principal underwriter and distributor for the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Shareholder services for the Value Line Funds are provided by National Financial Data Services, an unaffiliated entity associated with State Street Bank and Trust Company.

Total net assets of the Value Line Funds at April 30, 2003, were:

                                                        (IN THOUSANDS)
    The Value Line Fund, Inc.                            $    206,062
    Value Line Income and Growth Fund, Inc.                   181,799
    The Value Line Special Situations Fund, Inc.              248,122
    Value Line Leveraged Growth Investors, Inc.               329,804
    The Value Line Cash Fund, Inc.                            213,707
    Value Line U.S. Government Securities Fund, Inc.          156,679
    Value Line Centurion Fund, Inc.                           327,689
    The Value Line Tax Exempt Fund, Inc.                      174,969
    Value Line Convertible Fund, Inc.                          44,085
    Value Line Aggressive Income Trust                         65,966
    Value Line New York Tax Exempt Trust                       31,198
    Value Line Strategic Asset Management Trust               748,918
    Value Line Emerging Opportunities Fund, Inc.              121,987
    Value Line Asset Allocation Fund, Inc.                    141,885
    Value Line U.S. Multinational Company Fund, Inc.            3,798
                                                         ------------
                                                         $  2,996,668
                                                         ============

     The shareholders of the Value Line U.S. Multinational Company Fund, Inc. approved the liquidation of assets and dissolution of the fund on May 16, 2003.

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

     2. Compupower Corporation:

     Compupower provides computerized subscription fulfillment services for the Company as well as subscriber relation's services for Company publications. Additionally, Compupower also provides microfiche and imaging services to the Company, its affiliates and third-party customers.

     3. Value Line Securities, Inc.:

     Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). VLS effects brokerage transactions in exchange-listed securities for certain of the Value Line Funds, clearing such transactions on a fully disclosed basis through unaffiliated broker-dealers who receive a portion of the gross commissions. During the past three fiscal years, the Company received service and distribution fees, pursuant to SEC rule 12b-1 from certain Value Line Funds which were used to offset marketing and distribution costs for these funds.

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

THE VALUE LINE STRATEGY TRUST SERIES I: The Company has licensed for a fee certain trademarks and proprietary information for a series of unit investment trusts, THE VALUE LINE STRATEGY TRUST SERIES I. The fundamental strategy for this Trust and future Trusts in this series is to invest in the 100 Rank #1 stocks and maintain a static portfolio position in these 100 stocks for a fourteen-month period. At the end of the fourteen months the portfolio will be liquidated and the investors will be invited to reinvest their distribution in the next available VALUE LINE STRATEGY TRUST SERIES. These unit investment trusts are sold by an extensive network of brokerage firms and provide publicity for the ranking system within the brokerage industry. As of April 30, 2003, total assets of approximately $26,728,000 had been invested in these Trusts.

VALUE LINE TARGET 25 PORTFOLIO: The fundamental strategy for this Trust and future Trusts in this series is to invest in a selected 25 stocks of the 100 Rank #1 stocks and maintain a static portfolio position in these 25 stocks for a thirteen-month period. At the end of the thirteen months the portfolio is liquidated and the investors are invited to reinvest their distribution in the next available VALUE LINE TARGET 25 PORTFOLIO. First Trust Portfolios, the underwriter of this UIT, has indicated that it intends to introduce a new UIT series every month. These unit investment trusts are sold by an extensive network of brokerage firms and provide a unique exposure for the ranking system within the brokerage industry. As of April 30, 2003, aggregate assets of over $138,502,000 had been invested in these Trusts.

THE TARGET VIP AND THE U.S.A. MOMENTUM PORTFOLIOS: These are UIT products sponsored by First Trust Portfolios which use as a component of their portfolio strategy the Value Line Target 25 strategy. As of April 30, 2003, $49,253,000 was invested in these trusts.

ENHANCED INDEX PORTFOLIO: The Enhanced Index Portfolio offered by First Trust Portfolios, uses the same investment strategy as the Value Line Target 25 Portfolio except that the Enhanced Index Portfolio maintains a static investment position for a period of fifteen months. The fundamental difference is that this portfolio only places one-third of its assets into the Value Line Target 25 portfolio strategy. (The other two-thirds of the assets use a Dow Jones Index and the Nasdaq 100 Index strategy). As of April 30, 2003, aggregate assets of over $3,200,000 have been invested in the Value Line Target 25 Portfolio via this trust.

E. Investments.

     From time to time, the Company invests in the Value Line Funds, long term fixed income government obligations and in other marketable securities.

F. Employees.

     At April 30, 2003, the Company and its subsidiaries employed 261 people.

     The Company, its affiliates, officers, directors and employees may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company's publications. Analysts covering stocks may not own stocks they cover. The Company has imposed rules upon itself requiring monthly reports of securities transactions by employees for their respective accounts and restricting trading in various types of securities in order to avoid possible conflicts of interest.

G. Assets.

     The Company's assets identifiable to each of its principal business segments were as follows:

                                                             APRIL 30,
                                                       2003             2002
                                                          (IN THOUSANDS)
     Investment Periodicals
        & Related Publications                     $  18,648          $  19,614
     Investment Management                           227,786            248,188
     Corporate Assets                                    380                933
                                                   ---------          ---------
                                                   $ 246,814          $ 268,735

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

I. Executive Officers.

     The following table lists the names, ages (at June 18, 2003), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Each of the following has held an executive position with the companies indicated for at least five years.

NAME                        AGE      PRINCIPAL OCCUPATION OR EMPLOYMENT
---------------------       ---      ----------------------------------
Jean Bernhard Buttner       68       Chairman of the Board, President and Chief Executive
                                     Officer of the Company and AB&Co.  Chairman of the
                                     Board and President of each of the Value Line Funds.

Samuel Eisenstadt           80       Senior Vice President and Research Chairman.

David T. Henigson           45       Vice President and Treasurer;
                                     Director of Compliance and Internal Audit;
                                     Vice President, Secretary and Treasurer of each of the
                                     Value Line Funds; Vice President of AB&Co.

Howard A. Brecher           49       Vice President and Secretary;
                                     Vice President, Secretary, Treasurer and General Counsel
                                     of AB&Co.

Stephen R. Anastasio        44       Chief Financial Officer; Corporate Controller.

WEB SITE ACCESS TO SEC REPORTS

     The Company's Web site address is www.valueline.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Financial Info page of the Company's Web site as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, 2003.

                                     Part II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Registrant's Common Stock is traded on the over-the-counter market. The approximate number of record holders of the Registrant's Common Stock at April 30, 2003 was 1,203. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:

                                                                           DIVIDEND
                                  HIGH                      LOW            DECLARED
QUARTER ENDED                BID        ASKED         BID        ASKED     PER SHARE
July 31, 2001             $ 44.7000   $ 47.5000    $ 37.4800   $ 38.0600     $ .25
October 31, 2001            50.5100     55.5400      38.0000     40.0000       .25
January 31, 2002            50.1700     52.0000      39.4800     40.7900       .25
April 30, 2002            $ 49.0500   $ 50.2310    $ 44.5000   $ 45.3000     $ .25

July 31, 2002             $ 48.7600   $ 49.2500    $ 37.8600   $ 38.8990     $ .25
October 31, 2002            44.6900     46.9800      37.5000     38.7000       .25
January 31, 2003            45.9600     46.9600      37.4400     38.0000       .25
April 30, 2003            $ 48.3500   $ 49.0100    $ 44.7000   $ 44.9600     $ .25

Item 6.  SELECTED FINANCIAL DATA.

     Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

                                                     YEARS ENDED APRIL 30,
                                     2003        2002        2001        2000       1999
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:

  Investment periodicals
    and related publications      $  52,469   $  53,114   $  56,042   $  58,857   $  62,220

  Investment management
    fees and services             $  29,600   $  34,329   $  42,349   $  37,385   $  33,080

  Gain on sale of
    operating facility            $       -   $       -   $       -   $       -   $     518

  Total revenues                  $  82,069   $  87,443   $  98,391   $  96,242   $  95,818

Income from operations            $  24,095   $  29,186   $  37,811   $  36,428   $  39,436

Net income                        $  19,987   $  20,323   $  24,091   $  33,698   $  27,172

Earnings per share, basic and
  fully diluted                   $    2.00   $    2.04   $    2.41   $    3.38   $    2.72

Total assets                      $ 246,814   $ 268,735   $ 270,992   $ 298,198   $ 243,807

Cash dividends
  declared per share              $    1.00   $    1.00   $    1.00   $    1.00   $    1.00

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   FISCAL 2003

                                OPERATING RESULTS

     Net income for the twelve months ended April 30, 2003 of $19,987,000 or $2.00 per share compared to net income of $20,323,000 or $2.04 per share in fiscal 2002. Net income of $6,792,000 or $.68 per share for the last quarter of fiscal 2003 exceeded net income of $4,591,000 or $0.47 per share for the fourth quarter of the prior fiscal year by 48% due primarily to a lower income tax rate and an increase in income from securities transactions. The lower income tax rate was the result of a favorable tax determination from a local tax jurisdiction regarding the Company's income allocation method. Operating income of $24,095,000 for the twelve months ended April 30, 2003 was below operating income of $29,186,000 for the same period of last fiscal year. Revenues of $82,069,000 for the twelve months ended April 30, 2003 were the seventh highest in the Company's history and compared to revenues of $87,443,000 in the prior year. The decline in revenues and net income during the twelve months ended April 30, 2003 was largely the result of a 14% decline in investment management fees and services revenues that resulted primarily from a decrease in average net asset values in the Value Line mutual funds. The change in net asset values in Value Line's mutual funds was largely attributable to the overall decline in the financial markets with the NASDAQ index falling 13% during the twelve months ended April 30, 2003, representing a 71% decline from its all time high.

     During fiscal 2003, the Company's stock outperformed the major market indices. Value Line, Inc's. stock was up 2.4% for the twelve months ended April 30, 2003, while during this same period, the NASDAQ index fell 13%.

     Subscription revenues of $52,469,000 were 1% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year's was primarily a result of the 2% decline in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which included VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, THE VALUE LINE 600, THE VLIS SMALL AND MID-CAP STOCK EDITION, AND VALUE LINE SELECT. Investment management fees and services revenues of $29,600,000 for the twelve months ended April 30, 2003 were 14% below the prior fiscal year's revenues of $34,329,000. The change in total revenues was primarily attributable to the continued difficult financial market conditions impacting severely on investment management fees and services revenues, with stable subscription revenue moderating the overall effect.

     Operating expenses for the twelve months ended April 30, 2003 of $57,974,000 were comparable to last year's expenses of $58,257,000. Total advertising and promotional expenses of $20,418,000 were 2% above the prior year's expenses of $19,928,000. The increase in advertising expenses resulted primarily from a 9% increase in postage rates associated with the Company's direct mail advertising for the Company's publications and the Value Line's mutual funds and an increase in discount brokerage commissions incurred for sales of Value Line's mutual funds' shares. Salaries and employee benefit expenses of $19,938,000 were 9% below expenses of $21,801,000 recorded in the prior fiscal year. Production and distribution costs for the twelve months ended April 30, 2003 of $9,400,000 were 6% above expenses of $8,831,000 for the twelve months ended April 30, 2002. The increase in production and distribution expenses resulted from an increase in the average subscription circulation and the aforementioned increase in U.S. postal rates. Additionally, expenses associated with outsourcing a portion of the Company's stock and mutual fund data collection services and amortization of previously deferred costs for the development of computer software for internal use contributed to the higher production expenses. Office and administrative expenses of $8,218,000 were 7% above last year's expenses of $7,697,000. The net increase in administrative expenses compared to last year's resulted primarily from higher insurance premiums and increases in professional fees.

     The Company's securities portfolios produced a gain of $6,626,000 for the twelve months ended April 30, 2003, which was 14% above the gain of $5,828,000 for the same period of last fiscal year. The Company's trading portfolio produced losses of $940,000 during the twelve months ended April 30, 2003 versus losses of $5,625,000 during the same period of last fiscal year. The value of the Company's securities portfolios has been negatively impacted by the declining financial market with the NASDAQ down 13% during the twelve months ended April 30, 2003. Income from securities transactions for the twelve months ended April 30, 2003 also included dividend and interest income of $4,361,000 and capital gains of $3,211,000 from sales of securities from the Company's long-term portfolio. This compares to dividend and interest income of $2,829,000 and capital gains of $8,633,000 from sales of securities from the Company's long-term portfolio for the same period of last fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had liquid resources, which were used in its business, of $228,471,000 at April 30, 2003. In addition to $12,408,000 of working capital, the Company had long-term securities with a market value of $216,063,000, that, although classified as non-current assets, are also readily marketable should the need arise.

     The Company's cash flow from operations of $16,816,000 for the twelve months ended April 30, 2003 was 17% lower than fiscal 2002's cash flow of $20,145,000. The decrease in cash flow from operations was primarily a result of lower pretax earnings and a decrease in unserved paid subscription orders. Net cash outflows of $114,066,000 from investing activities during the twelve months of fiscal 2003 were $134,841,000 higher than net cash inflows for the twelve months of fiscal 2002 due largely to the Company's decision to re-deploy its cash holdings into Government debt obligations with higher effective yields.

     From time to time, the Company's Parent has purchased additional shares of Value Line, Inc. in the market when, and as the Parent has determined it to be appropriate. The Company understands that the Parent may make additional purchases from time to time in the future.

     Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2004.

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

     Subscription revenues of $53,114,000 were 5% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year's was primarily a result of the 5% decline in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which included VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, THE VALUE LINE 600, THE VLIS SMALL AND MID-CAP STOCK EDITION, AND VALUE LINE SELECT. As of April 30, 2002, combined circulation to THE VALUE INVESTMENT SURVEY, VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, AND THE VALUE LINE 600 was 15% higher than the prior year's circulation. During fiscal 2002, the Company experienced an increase in subscription activity with total new subscription orders rising 14% from the level during the twelve months of the prior fiscal year. Investment management fees and services revenue of $34,329,000 for the twelve months ended April 30, 2002 was 19% below the prior fiscal year's revenue. The change in total subscription and investment management fees and services revenues was primarily attributable to the continued difficult financial market conditions.

     Operating expenses for the twelve months ended April 30, 2002 of $58,257,000 were 4% below last year's expenses of $60,580,000. Total advertising expenses of $19,928,000 were 7% below the prior year's expenses of $21,342,000. The decrease in advertising expenses resulted primarily from a lower level of marketing costs for two of the equity mutual funds for which the Company is the advisor and a decline in discount brokerage commissions incurred for sales of the Value Line mutual funds directly related to a lower level of assets in the Value Line family of mutual funds. The Company increased its direct mail marketing efforts for the Value Line publications and the Value Line mutual funds by 34% compared to the same period last fiscal year primarily due to the effectiveness of this method of advertising.
In addition, the United States Postal Service raised postal rates approximately 9% and 2% effective January 1, 2001 and July 1, 2001, respectively, which increased both direct mail marketing and product distribution expenses during fiscal 2002. Salaries and employee benefit expenses of $21,801,000 were 4% below expenses of $22,728,000 recorded in the prior fiscal year primarily due to reductions in staff levels partially offset by some annual increases in salaries, benefits and incentive compensation. Printing, paper and distribution costs for the twelve months ended April 30, 2002 of $8,831,000 were 10% above expenses of $8,058,000 for the twelve months ended April 30, 2001. The increase in production and distribution expenses resulted from an increase in subscription circulation and the aforementioned increase in postage costs. Additionally, expenses associated with outsourcing a portion of the Company's stock and mutual fund data collection services and amortization of previously deferred costs for the development of computer software for internal use contributed to the higher production expenses. Office and administrative expenses of $7,697,000 were 9% below last year's expenses of $8,452,000. The net decrease in administrative expenses primarily resulted from a reclassification of maintenance and amortization expenses for software development to production expenses and a decline in depreciation and rent expenses.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

                                                                    PAGE NUMBERS
    Reports of independent accountants                                   33
    Consolidated balance sheets--April 30, 2003 and 2002                 34
    Consolidated statements of income and retained earnings
       --years ended April 30, 2003, 2002 and 2001                       35
    Consolidated statements of cash flows
       --years ended April 30, 2003, 2002 and  2001                      36
    Consolidated statement of changes in stockholders' equity
       --years ended April 30, 2003, 2002 and 2001                       37
    Notes to the consolidated financial statements                       38
    Supplementary schedules                                              48

                         Quarterly Results (Unaudited):
                    (in thousands, except per share amounts)

                                           INCOME                   EARNINGS
                              TOTAL         FROM         NET          PER
                             REVENUES    OPERATIONS    INCOME        SHARE
2003, by Quarter -
   First                    $  20,505    $   4,975    $   3,000     $  0.30
   Second                      20,386        6,379        4,524        0.45
   Third                       21,153        5,898        5,671        0.57
   Fourth                      20,025        6,843        6,792        0.68
                            ---------    ---------    ---------     -------
    Total                   $  82,069    $  24,095    $  19,987     $  2.00

2002, by Quarter -
   First                    $  22,840    $   7,287    $   4,599     $  0.46
   Second                      21,777        7,290        5,515        0.55
   Third                       21,620        6,315        5,618        0.56
   Fourth                      21,206        8,294        4,591        0.47
                            ---------    ---------    ---------     -------
    Total                   $  87,443    $  29,186    $  20,323     $  2.04

2001, by Quarter -
   First                    $  24,555    $   9,366    $   6,225     $  0.62
   Second                      25,673       10,002        6,497        0.65
   Third                       24,956        8,136       11,793        1.19
   Fourth                      23,207       10,307         (424)      (0.05)
                            ---------    ---------    ---------     -------
    Total                   $  98,391    $  37,811    $  24,091     $  2.41

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

Item 10. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                             MARKET RISK DISCLOSURES

     Value Line, Inc.'s Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Value Line's significant market risks are primarily associated with interest rates and equity prices. The following sections address the significant market risks associated with Value Line's business activities.

                               INTEREST RATE RISK

     Value Line's management prefers to invest in highly liquid, government debt securities with extremely low credit risk. Although the principal is secure, the price of these debt instruments is interest rate sensitive. Value Line's strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. To limit the price fluctuation in these securities from interest rate changes, Value Line's management invests in relatively short-term obligations maturing in 1 to 5 years.

     The fair values of Value Line's fixed maturity investments will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by prepayment options, relative values of alternative investments, and other general market conditions.

     The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates on assets that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table. Dollars are in thousands.

                                                                        ESTIMATED FAIR VALUE AFTER
                                                                  HYPOTHETICAL CHANGE IN INTEREST RATES
                                                                  -------------------------------------
                                                                             (bp = BASIS POINTS)
                                                          FAIR        100bp      100bp       200bp       300bp
        FIXED INCOME SECURITIES                           VALUE      DECREASE   INCREASE    INCREASE    INCREASE
        -----------------------                           -----      --------   --------    --------    --------
As of April 30, 2003
Investments in securities with fixed maturities         $ 170,913   $ 181,299   $ 161,900   $ 153,116   $ 144,739
As of April 30, 2002
Investments in securities with fixed maturities         $  35,881   $  38,061   $  33,989   $  32,145   $  30,386

                                EQUITY PRICE RISK

     The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

     The table below summarizes Value Line's equity price risks as of April 30, 2003 and 2002 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

                                                           ESTIMATED
                                                        FAIR VALUE AFTER      HYPOTHETICAL PERCENTAGE
                                        HYPOTHETICAL      HYPOTHETICAL         INCREASE (DECREASE) IN
   EQUITY SECURITIES      FAIR VALUE    PRICE CHANGE    CHANGE IN PRICES        SHAREHOLDERS' EQUITY
   -----------------      ----------    ------------    ----------------      -----------------------
As of April 30, 2003       $ 45,150     30% increase      $   58,695                   4.4%
                                        30% decrease          31,605                  (4.4)%
As of April 30, 2002       $ 93,226     30% increase      $  121,194                   9.3%
                                        30% decrease          65,258                  (9.3)%

                                    Part III

Item 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  NAMES OF DIRECTORS, AGE AS OF                                                     DIRECTOR
     JUNE 18, 2003 AND PRINCIPAL OCCUPATION                                              SINCE
     -------------------------------------------------------------------------         --------
Jean Bernhard Buttner* (68).  Chairman of the Board, President, and                       1982
Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc.
Chairman of the Board and President of each of the Value Line Funds.

Harold Bernard, Jr. (72).  Attorney-at-law.  Retired Administrative Law Judge,            1982
National Labor Relations Board.  Director of Arnold Bernhard & Co., Inc.
Judge Bernard is a cousin of Jean Bernhard Buttner.

Samuel Eisenstadt (80).  Senior Vice President and Research Chairman of the               1982
Company.

Herbert Pardes, MD (69).  President and CEO of New York- Presbyterian                     2000
Hospital.

Marion Ruth (68).  Real Estate Executive.  President, Ruth Realty (real estate            2000
broker).  Director or Trustee of each of the Value Line Funds.

Howard A. Brecher* (49).  Vice President of the Company since 1996 and                    1992
Secretary since 1992; Secretary, Treasurer and General Counsel of
Arnold Bernhard & Co., Inc. since 1991, Director since 1992 and
Vice President since 1994.

David T. Henigson* (45).  Vice President of the Company since 1992 and                    1992
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

Item 12. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 2003, 2002 and 2001 of the chief executive officer of the Company and each of the other executive officers of the Company who were serving at April 30, 2003.

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                                                                 RESTRICTED
                                                      ANNUAL COMPENSATION           STOCK       OPTIONS      ALL OTHER
     NAME AND                              FISCAL    -----------------------       AWARD(S)     GRANTED    COMPENSATION(b)
PRINCIPAL POSITION                          YEAR     SALARY($)   BONUS(a)($)         ($)          (#)            ($)
------------------                         ------    ---------   -----------    -------------   -------    ---------------
Jean B. Buttner                             2003      898,419        - 0 -            -            -           16,017
 Chairman of the Board                      2002      881,667        - 0 -            -            -           17,976
 and Chief Executive Officer                2001      853,092      900,000            -            -           18,311

Samuel Eisenstadt                           2003      138,900      122,917            -            -           13,547
 Senior Vice President                      2002      136,250      120,000            -            -           13,469
 and Research Chairman                      2001      128,750      120,000            -            -           15,450

David T. Henigson                           2003      100,000      415,000            -            -            9,800
 Vice President                             2002      100,000      395,000            -            -           10,000
                                            2001      100,000      375,000            -            -           12,000

Howard A. Brecher                           2003       50,000      375,000            -            -            4,900
 Vice President                             2002       50,000      325,000            -            -            5,000
                                            2001       50,000      295,000            -            -            6,000

Stephen R. Anastasio (c)                    2003      100,000      120,000            -            -            9,800
 Chief Financial Officer;                   2002      100,000      101,062            -            -           10,000
 Corporate Controller                       2001      100,000      100,000            -            -           12,000

(a)  A portion of the bonuses are contingent upon future employment.

(b) Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $862,000 for the year ended April 30, 2003. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability or termination of employment.

(c)  Mr. Anastasio became Chief Financial Officer in April 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in fiscal 2003, the value realized through the exercise of such options and the number of unexercised options held by such person, including both those which are presently exercisable and those which are not presently exercisable.

                                                                      NUMBER OF               VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                                  AT APRIL 30, 2003           AT APRIL 30, 2003 (1)
                       SHARES ACQUIRED                           -------------------          ---------------------
                         UPON OPTION              VALUE                         NOT                            NOT
      NAME                 EXERCISE            REALIZED(1)    EXERCISABLE    EXERCISABLE    EXERCISABLE    EXERCISABLE
      ----             ---------------         -----------    -----------    -----------    -----------    -----------
Howard A. Brecher           1,475               $ 19,388          -              -              -              -

----------
(1) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.

Item 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of July 24, 2003 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

                 NAME AND ADDRESS                   NUMBER OF SHARES      PERCENTAGE OF SHARES
                OF BENEFICIAL OWNER                BENEFICIALLY OWNED     BENEFICIALLY OWNED(1)
                -------------------                ------------------     ---------------------
                Arnold Bernhard                         8,609,403                 86.25%
                 & Co., Inc.(1)
                 220 East 42nd Street
                 New York, NY  10017

--------------------
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

     The following table sets forth information as of May 30, 2003, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

                  NAME AND ADDRESS                  NUMBER OF SHARES       PERCENTAGE OF SHARES
                 OF BENEFICIAL OWNER               BENEFICIALLY OWNED     BENEFICIALLY OWNED(1)
                ----------------------             ------------------     ---------------------
                Jean Bernhard Buttner                       100(1)                 *
                Harold Bernard, Jr                          450                    *
                Howard A. Brecher                           200                    *
                Samuel Eisenstadt                           100                    *
                David T. Henigson                           150                    *
                Dr. Herbert Pardes                          100                    *
                Marion Ruth                                 200                    *
                Stephen R. Anastasio                        100                    *

                All directors and executive
                 officers as a group (8 persons)          1,400(1)                 *

----------
* Less than one percent

(1) Excludes 8,609,403 shares (86.25% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

Item 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the year ended April 30, 2003, the Company was reimbursed $527,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

Item 15. CONTROLS AND PROCEDURES.

     (a) Evaluation of controls and procedures.

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act) within the past ninety days. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in providing them on a timely basis with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

     (b) Changes in internal controls.

     There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

Item 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Not Applicable.

                                     Part IV

Item 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) 1.  Financial Statements
         See Item 8.

     2.  Schedules
         Schedule I - Marketable Securities.
         Schedule XIII - Other Investments. (Reg. S-X, Article 5)

     All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Exhibits

          3.1 Articles of Incorporation of the Company, as amended through April 17, 1983, are incorporated by reference to the Registration Statement - Form S-1 of Value Line, Inc. Part II, Item 16.(a) 3.1 filed with the Securities and Exchange Commission on April 7, 1983.

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

         21    Subsidiaries of the Registrant.

 (b) Reports on Form 8-K.

               None

 (c) Exhibits.

         21    Subsidiaries of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.


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


                           By: s/Jean Bernhard Buttner
                               Jean Bernhard Buttner
                               Chairman & Chief Executive Officer


                           By: s/Stephen R. Anastasio
                               Stephen R. Anastasio
                               Chief Financial Officer


                           By: s/David T. Henigson
                               David T. Henigson
                               Vice President and Treasurer

Dated: July 25, 2003

               CERTIFICATION PURSUANT TO 18 U.S. C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jean Bernhard Buttner, certify that:

1.   I have reviewed this annual report on Form 10-K of Value Line, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 25, 2003                     By:  s/ Jean Bernhard Buttner
                                              -------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer

               CERTIFICATION PURSUANT TO 18 U.S. C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David T. Henigson, certify that:

1.   I have reviewed this annual report on Form 10-K of Value Line, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 25, 2003                     By:  s/David T. Henigson
                                              ------------------------
                                              David T. Henigson
                                              Vice President & Treasurer

               CERTIFICATION PURSUANT TO 18 U.S. C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen R. Anastasio, certify that:

1.   I have reviewed this annual report on Form 10-K of Value Line, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 25, 2003                     By:  s/ Stephen R. Anastasio
                                              ------------------------
                                              Stephen R. Anastasio
                                              Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of Value Line, Inc. (the "Company"), for the period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jean Bernhard Buttner, Chairman & Chief Executive Officer of the Company, certify, pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  July 25, 2003                     By:  s/ Jean Bernhard Buttner
                                              ------------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of Value Line, Inc. (the "Company"), for the period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David T. Henigson, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  July 25, 2003                     By:  s/ David T. Henigson
                                              -----------------------
                                              David T. Henigson
                                              Vice President & Treasurer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of Value Line, Inc. (the "Company"), for the period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen R. Anastasio, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  July 25, 2003                     By:  s/ Stephen R. Anastasio
                                              --------------------------
                                              Stephen R. Anastasio
                                              Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2003, to be signed on its behalf by the undersigned as Directors of the Registrant.

s/Jean Bernhard Buttner                       s/Howard A. Brecher
Jean Bernhard Buttner                         Howard A. Brecher


s/Harold Bernard, Jr.                         s/Samuel Eisenstadt
Harold Bernard, Jr.                           Samuel Eisenstadt


s/Marion N. Ruth                              s/David T. Henigson
Marion N. Ruth                                David T. Henigson


s/Dr. Herbert Pardes
Dr. Herbert Pardes


Dated:  July 25, 2003

                           HOROWITZ & ULLMANN, P.C.
                         Certified Public Accountants

                                                            275 Madison Avenue
                                                            New York, NY 10016
A member of the                                      Telephone: (212) 532-3736
AICPA SEC Practice Section                           Facsimile: (212) 545-8997
New York State Society of CPAs                E-mail:cpas@horowitz-ullmann.com


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Value Line, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and subsidiaries at April 30, 2003 and 2002, and the results of their operations, changes in stockholders' equity, and their cash flows for each of the three years in the period ended
April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ Horowitz & Ullmann, P.C.

July 3, 2003
New York, NY

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 APR. 30,       APR. 30,
                                                                                     2003           2002
                                                                             ------------   ------------
Assets
Current Assets:
 Cash and cash equivalents (including short term
  investments of $9,774 and $117,177, respectively)                          $     10,217   $    117,401
 Trading securities                                                                 3,093          3,624
 Accounts receivable, net of allowance for doubtful
  accounts of $41 and $73, respectively                                             2,846          2,072
 Receivable from affiliates                                                         2,310          2,467
 Prepaid expenses and other current assets                                          1,244          1,204
 Deferred income taxes                                                                 48            575
                                                                             ------------   ------------
   Total current assets                                                            19,758        127,343

 Long term securities                                                             216,063        129,044
 Property and equipment, net                                                        7,393          8,491
 Capitalized software and other intangible assets, net                              3,600          3,857
                                                                             ------------   ------------
   Total assets                                                              $    246,814   $    268,735
                                                                             ============   ============

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities                                    $      2,852   $      3,681
 Payable to clearing broker                                                            --         10,803
 Accrued salaries                                                                   1,390          1,859
 Dividends payable                                                                  2,495          2,495
 Accrued taxes payable                                                                613             28
                                                                             ------------   ------------
   Total current liabilities                                                        7,350         18,866

 Unearned revenue                                                                  38,579         40,639
 Deferred income taxes                                                              5,157         13,225
 Deferred charges                                                                     350             --

Shareholders' Equity:
 Common stock, $.10 par value; authorized 30,000,000
  shares; issued 10,000,000 shares                                                  1,000          1,000
 Additional paid-in capital                                                           991            975
 Retained earnings                                                                183,768        173,760
 Treasury stock, at cost (18,400 shares on April 30,
  2003 and 19,875 shares on April 30, 2002)                                          (354)          (383)
 Accumulated other comprehensive income, net of taxes                               9,973         20,653
                                                                             ------------   ------------
   Total shareholders' equity                                                     195,378        196,005
                                                                             ------------   ------------
   Total liabilities and shareholders' equity                                $    246,814   $    268,735
                                                                             ============   ============

See independent auditor's report and accompanying notes to the consolidated financial statements.

                                VALUE LINE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED APRIL 30,
                                                                 2003           2002          2001
                                                              ------------  ------------  ------------
Revenues:
 Investment periodicals and related publications              $     52,469  $     53,114  $     56,042
 Investment management fees & services                              29,600        34,329        42,349
                                                              ------------  ------------  ------------
   Total revenues                                                   82,069        87,443        98,391
                                                              ------------  ------------  ------------

Expenses:
 Advertising and promotion                                          20,418        19,928        21,342
 Salaries and employee benefits                                     19,938        21,801        22,728
 Production and distribution                                         9,400         8,831         8,058
 Office and administration                                           8,218         7,697         8,452
                                                              ------------  ------------  ------------
   Total expenses                                                   57,974        58,257        60,580
                                                              ------------  ------------  ------------

Income from operations                                              24,095        29,186        37,811
Income from securities transactions, net                             6,626         5,828         3,118
                                                              ------------  ------------  ------------
Income before income taxes                                          30,721        35,014        40,929
Provision for income taxes                                          10,734        14,691        16,838
                                                              ------------  ------------  ------------
 Net income                                                   $     19,987  $     20,323  $     24,091

Retained earnings, at beginning of year                            173,760       163,416       149,304
Dividends declared                                                  (9,979)       (9,979)       (9,979)
                                                              ------------  ------------  ------------
Retained earnings, at end of year                             $    183,768  $    173,760  $    163,416
                                                              ============  ============  ============
Earnings per share, basic and fully diluted                   $       2.00  $       2.04  $       2.41
                                                              ============  ============  ============

See independent auditor's report and accompanying notes to the consolidated financial statements.

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEARS ENDED APRIL 30,
                                                                                       2003          2002            2001
                                                                                   -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                                       $    19,987    $    20,323    $    24,091

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                                          3,192          3,113          3,090
  Amortization of bond premium/(discounts)                                                  82             (4)            --
  Deferred income taxes                                                                 (1,690)         1,049           (654)
  Gains on sales of trading securities
   and securities held for sale                                                         (2,242)        (3,277)        (1,278)
  Unrealized (gains)/losses on trading securities                                          (75)           258          2,842
  Other                                                                                    --               6            348

 Changes in assets and liabilities:
 (Decrease)/increase in unearned revenue                                                (2,060)         1,113         (1,590)
 Increase/(decrease) in deferred charges                                                    73           (277)          (277)
 Decrease in accounts payable and accrued expenses                                        (552)        (1,900)        (1,446)
 (Decrease)/increase in accrued salaries                                                  (469)          (432)           228
 Increase/(decrease) in accrued taxes payable                                              486           (395)           (66)
 (Increase)/decrease in prepaid expenses and
  other current assets                                                                     (40)            70           (159)
 (Increase)/decrease in accounts receivable                                                (33)           144            279
 Decrease in receivable from affiliates                                                    157            354            240
                                                                                   -----------    -----------    -----------
 Total adjustments                                                                      (3,171)          (178)         1,557
                                                                                   -----------    -----------    -----------
Net cash provided by operations                                                         16,816         20,145         25,648
                                                                                   -----------    -----------    -----------
Cash flows from investing activities:
 Proceeds from sales of long term equity securities                                     39,598         56,102         64,408
 Purchases of long term equity securities                                               (6,894)       (14,279)       (36,941)
 Proceeds from sales of long term fixed income securities                               57,471             --             --
 Purchases of long term fixed income securities                                       (202,040)       (25,074)            --
 Proceeds from sales of trading securities                                               4,227         37,536         65,229
 Purchases of trading securities                                                        (4,591)       (31,414)       (67,016)
 Acquisition of property, and equipment, net                                              (229)          (447)          (721)
 Expenditures for capitalized software                                                  (1,608)        (1,649)        (2,145)
                                                                                   -----------    -----------    -----------
Net cash provided by/(used in) investing activities                                   (114,066)        20,775         22,814
                                                                                   -----------    -----------    -----------
Cash flows from financing activities:
 Proceeds from sale of treasury stock                                                       45             35              9
 Dividends paid                                                                         (9,979)        (9,978)        (9,980)
                                                                                   -----------    -----------    -----------
Net cash (used in) financing activities                                                 (9,934)        (9,943)        (9,971)
                                                                                   -----------    -----------    -----------
Net (decrease)/increase in cash and cash equivalents                                  (107,184)        30,977         38,491
Cash and cash equivalents at beginning of period                                       117,401         86,424         47,933
                                                                                   -----------    -----------    -----------
Cash and cash equivalents at end of period                                         $    10,217    $   117,401    $    86,424
                                                                                   ===========    ===========    ===========

See independent auditor's report and accompanying notes to the consolidated financial statements.

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED APRIL 30, 2003, 2002 AND 2001
                       (in thousand, except share amounts)


                                                NUMBER          PAR VALUE         ADDITIONAL
                                              OF COMMON         OF COMMON          PAID-IN          TREASURY
                                                SHARES            SHARES           CAPITAL            STOCK
                                           ---------------   ---------------   ---------------   ---------------
BALANCE AT APRIL 30, 2000                        9,978,625   $         1,000   $           959   $          (411)

Comprehensive income
 Net income
 Other comprehensive income, net of tax:
   Change in unrealized
    gains on securities

Comprehensive income

Exercise of stock options                              300                                   4                 5

Dividends declared
                                           ===============   ===============   ===============   ===============
BALANCE AT APRIL 30, 2001                        9,978,925   $         1,000   $           963   $          (406)
                                           ===============   ===============   ===============   ===============
Comprehensive income
 Net income
 Other comprehensive income, net of tax:
   Change in unrealized gains on
     securities

Comprehensive income

Exercise of stock options                            1,200                                  12                23

Dividends declared
                                           ===============   ===============   ===============   ===============
BALANCE AT APRIL 30, 2002                        9,980,125   $         1,000   $           975   $          (383)
                                           ===============   ===============   ===============   ===============
Comprehensive income
 Net income
 Other comprehensive income, net of tax:
   Change in unrealized
    gains on securities

Comprehensive income
Exercise of stock options                            1,475                                  16                29

Dividends declared
                                           ===============   ===============   ===============   ===============
BALANCE AT APRIL 30, 2003                        9,981,600   $         1,000   $           991   $          (354)
                                           ===============   ===============   ===============   ===============

                                                                                 ACCUMULATED
                                                                                    OTHER
                                            COMPREHENSIVE       RETAINED        COMPREHENSIVE
                                                INCOME          EARNINGS            INCOME           TOTAL
                                           ---------------   ---------------   ---------------   ---------------
BALANCE AT APRIL 30, 2000                                    $       149,304   $        60,014   $       210,866

Comprehensive income
 Net income                                $        24,091            24,091                              24,091
 Other comprehensive income, net of tax:
   Change in unrealized gains on
    securities                                     (24,781)                            (24,781)          (24,781)
                                           ---------------
Comprehensive income                       $          (690)
                                           ===============
Exercise of stock options                                                                                      9

Dividends declared                                                    (9,979)                             (9,979)
                                                             ===============   ===============   ===============
BALANCE AT APRIL 30, 2001                                    $       163,416   $        35,233   $       200,206
                                                             ===============   ===============   ===============
Comprehensive income
 Net income                                $        20,323            20,323                              20,323
 Other comprehensive income, net of tax:
   Change in unrealized gains on
     securities                                    (14,580)                            (14,580)          (14,580)
                                           ---------------
Comprehensive income                       $         5,743
                                           ===============
Exercise of stock options                                                                                     35

Dividends declared                                                    (9,979)                             (9,979)
                                                             ===============   ===============   ===============
BALANCE AT APRIL 30, 2002                                    $       173,760   $        20,653   $       196,005
                                                             ===============   ===============   ===============
Comprehensive income
 Net income                                $        19,987            19,987                              19,987
 Other comprehensive income, net of tax:
   Change in unrealized gains on
     securities                                    (10,680)                            (10,680)          (10,680)
                                           ---------------
Comprehensive income                       $         9,307
                                           ===============
Exercise of stock options                                                                                     45

Dividends declared                                                    (9,979)                             (9,979)
                                                             ===============   ===============   ===============
BALANCE AT APRIL 30, 2003                                    $       183,768   $         9,973   $       195,378
                                                             ===============   ===============   ===============

See independent auditor's report and accompanying notes to the consolidated financial statements.

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

Valuation of Securities: The Company's long-term securities portfolio, which consists of shares of the Value Line Mutual Funds and government debt securities, is accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities".The securities are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the long term securities are recorded in earnings on trade date and are determined on the identified cost method.

  Trading securities held by the Company are valued at market with unrealized gains and losses included in earnings.

  Advertising expenses: The Company expenses advertising costs as incurred.

  Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2003 and 2002, cash equivalents included $4,979,000 and $116,885,000, respectively, invested in the Value Line money market funds.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2-SUPPLEMENTARY CASH FLOW INFORMATION:

  Cash payments for income taxes were $11,480,000, $14,034,000, and $17,561,000 in fiscal 2003, 2002, and 2001, respectively. Interest payments of $49,000, $6,000, and $6,000, were made in fiscal 2003, 2002, and 2001, respectively.

NOTE 3-RELATED PARTY TRANSACTIONS:

  The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds (see Note 4). The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from thirteen of the fifteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 2003, 2002, and 2001, investment management fees, service and distribution fees and brokerage commission income, net of clearing fees, amounted to $28,022,000, $32,296,000, and $39,296,000, respectively. These amounts include service and distribution fees of $7,968,000, $6,269,000, and $6,366,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $2,249,000, and $2,417,000, at April 30, 2003 and 2002, respectively.

  For the years ended April 30, 2003, 2002, and 2001, the Company was reimbursed $527,000, $539,000 and $549,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2003 and 2002, receivable from affiliates included a receivable from the Parent of $45,000 and $47,000, respectively. For the years ended April 30, 2003, 2002, and 2001, the Company made federal income tax payments to the Parent amounting to $9,500,000, $11,498,000 and $14,250,000, respectively. At April 30, 2003, accrued taxes payable included a federal tax liability owed to the Parent in the amount of $425,000. At April 30, 2002, prepaid expenses and other current assets included a receivable of $24,000 from the Parent for federal income taxes. These data are in accordance with the tax sharing arrangement described in Note 6.

NOTE 4-INVESTMENTS:

TRADING SECURITIES:

Securities held by the Company had an aggregate cost of $2,908,000 and a market value of $3,093,000 at April 30, 2003, and an aggregate cost of $3,508,000 and a market value of $3,624,000 at April 30, 2002. Net realized trading losses amounted to $969,000 during the year ended April 30, 2003. Net realized trading losses amounted to $5,355,000 during the year ended April 30, 2002. Net realized trading gains related to equity securities aggregated $3,143,000 during fiscal 2001. The net change in unrealized gains for the periods ended April 30, 2003, 2002 and 2001 of $75,000, $258,000 and $2,842,000, respectively, is included in the Consolidated Statement of Income.

LONG-TERM SECURITIES AVAILABLE FOR SALE:

  The aggregate cost of the long-term securities, which are primarily invested in the Value Line mutual funds, was $31,366,000 and the market value was $45,150,000 at April 30, 2003. The aggregate cost of the long- term securities at April 30, 2002 was $61,451,000 and the market value was $93,226,000. The decrease in gross unrealized gains on these securities of $17,987,000 and $22,431,000, net of deferred taxes of $6,295,000 and $7,851,000 were included in shareholders' equity at April 30, 2003 and 2002.

Realized capital gains from the sales of these securities were $2,609,000, $8,633,000, and $3,907,000, during fiscal years 2003, 2002 and 2001, respectively. The proceeds received from the sales of these securities during the fiscal years ended April 30, 2003, 2002, and 2001 were $39,598,000, $56,102,000 and $64,408,000, respectively.

GOVERNMENT DEBT SECURITIES:

The Company's investments in debt securities are available for sale and valued at market value. The aggregate cost and fair value at April 30, 2003 for U.S. government debt securities classified as available for sale were as follows:

                                                           (IN THOUSANDS)
                                             HISTORICAL                     GROSS UNREALIZED
MATURITY                                     COST           FAIR VALUE       HOLDING GAINS
--------------------------------------------------------------------------------------------
Due in 1-2 years                            $  104,401      $  104,718         $      317
Due in 2-5 years                                64,953          66,195              1,242
                                            ----------      ----------         ----------
Total investment in debt securities         $  169,354      $  170,913         $    1,559
                                            ==========      ==========         ==========

The aggregate cost and fair value at April 30, 2002 for U.S. government debt securities classified as available for sale were as follows:

                                                           (IN THOUSANDS)
                                             HISTORICAL                     GROSS UNREALIZED
MATURITY                                     COST           FAIR VALUE       HOLDING GAINS
--------------------------------------------------------------------------------------------
Due in 1-2 years                            $    8,018      $    8,057          $      39
Due in 2-5 years                                27,800          27,824                 24
                                            ----------      ----------          ---------
Total investment in debt securities         $   35,818      $   35,881          $      63
                                            ==========      ==========          =========

The average yield on the U.S. Government debt securities held to maturity at April 30, 2003 and April 30, 2002 was 3.36% and 3.76%, respectively.

Proceeds from sales of long-term fixed income securities during fiscal 2003 were $57,471,000 and the related gain on sales was $602,000. There were no sales of long-term fixed income securities during fiscal years of 2002 or 2001.

  During the year ended April 30, 2003, the Company transferred investments in debt securities from held-to-maturity classification to available for sale classification. The amortized cost of the securities transferred was $112,154,000 and the unrealized gain on the securities was $1,555,000. The circumstances leading to the decision to transfer the securities were primarily the result of the changing market conditions increasing the possibility that the Company may sell the securities prior to their maturity.
  For the years ended April 30, 2003, 2002, and 2001, income from securities transactions also included $832,000, $2,487,000,and $4,996,000, of dividend income; $3,529,000, $343,000, and $34,000, of interest income; and $49,000,
$6,000 and $6,000, of related interest expense, respectively. Investment income for fiscal year 2001 included capital gains related to derivative financial futures contracts in the amount of $513,000.

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

  Property and equipment consist of the following:

                                                                   APRIL 30,
                                                               2003          2002
                                                          ------------   ------------
                                                                (IN THOUSANDS)
Land                                                      $        726   $        726
Building and leasehold improvements                              7,834          7,834
Furniture and equipment                                         10,585         10,356
                                                          ------------   ------------
                                                                19,145         18,916
Accumulated depreciation and amortization                      (11,752)       (10,425)
                                                          ------------   ------------
                                                          $      7,393   $      8,491
                                                          ============   ============

NOTE 6-FEDERAL, STATE AND LOCAL INCOME TAXES:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:

                                                          YEARS ENDED APRIL 30,
                                                    2003           2002           2001
                                                -----------    -----------    -----------
                                                              (IN THOUSANDS)
Current:
 Federal                                        $    10,383    $    11,232    $    14,253
 State and local                                      2,041          2,502          3,455
                                                -----------    -----------    -----------
                                                     12,424         13,734         17,708
Deferred:
 Federal                                             (1,704)           960           (899)
 State and local                                         14             (3)            29
                                                -----------    -----------    -----------
                                                     (1,690)           957           (870)
                                                -----------    -----------    -----------
                                                $    10,734    $    14,691    $    16,838
                                                ===========    ===========    ===========

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

                                                          YEARS ENDED APRIL 30,
                                                    2003           2002           2001
                                                ------------   ------------   ------------
                                                              (IN THOUSANDS)
Unrealized gains on securities held for sale    $  (5,370)     $  (11,121)    $ (18,972)
Unrealized gains on trading securities                (65)            (40)         (133)
Depreciation and amortization                        (294)           (575)         (729)
Deferred charges                                      308             451           561
Other, net                                            213          (1,365)         (179)
                                                ------------   ------------   ------------
                                                $  (5,208)     $  (12,650)    $ (19,452)
                                                ============   ============   ============

Included in deferred income taxes in total current assets are deferred state and local income taxes of $48,000 and $112,000 at April 30, 2003 and 2002, respectively. Accrued taxes payable at April 30, 2003, included a deferred federal tax liability of $99,000. At April 30, 2002, deferred income in current assets also included $463,000 of deferred federal income taxes.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

                                                          YEARS ENDED APRIL 30,
                                                    2003           2002           2001
                                                ------------   ------------   ------------
                                                              (IN THOUSANDS)
Tax expense at the U.S. statutory rate          $     10,752   $     12,255   $     14,325
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit                          1,336          1,629          2,246
   Effect of tax exempt income and dividend
   deductions                                            (95)           (28)          (108)
   Other, net                                         (1,259)           835            375
                                                ------------   ------------   ------------
                                                $     10,734   $     14,691   $     16,838
                                                ============   ============   ============


The provision for income taxes has been reduced by approximately $1,257,000 for the fiscal year ended April 30, 2003, primarily resulting from the favorable disposition of a pending tax audit, which was concluded during the year.
The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

NOTE 7-EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN:

  Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 2003, 2002, and 2001 was $862,000, $1,171,000, and $1,180,000,
respectively.

NOTE 8-INCENTIVE STOCK OPTIONS:

  On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 2003, is as follows:

                                                             NUMBER OF        OPTION
                                                              SHARES          PRICES
                                                             ---------       ---------
Outstanding at April 30, 2000                                    2,975       $   29.75
   Granted                                                           -
   Exercised                                                      (300)      $   29.75
   Cancelled                                                         -
                                                             ---------
Outstanding at April 30, 2001                                    2,675       $   29.75
   Granted                                                           -
   Exercised                                                    (1,200)      $   29.75
   Cancelled                                                         -
                                                             ---------
Outstanding at April 30, 2002                                    1,475       $   29.75
   Granted                                                           -
   Exercised                                                    (1,475)      $   29.75
   Cancelled                                                         -
                                                             ---------
Outstanding at April 30, 2003                                        -
                                                             =========

At April 30, 2003, all of the options under the option plan were exercised. Of the common stock held in treasury at April 30, 2002, 1,475 shares were issued during fiscal 2003 for the exercise of stock options.

NOTE 9-TREASURY STOCK:

  Treasury stock, at cost, for the three years ended April 30, 2003, consists of the following:

                                                              SHARES           AMOUNT
                                                             ---------      -------------
                                                                            (IN THOUSANDS)
Balance April 30, 2000                                          21,375       $        411
     Exercise of incentive stock options                          (300)                (5)
                                                             ---------      -------------
Balance April 30, 2001                                          21,075       $        406
    Exercise of incentive stock options                         (1,200)               (23)
                                                             ---------      -------------
Balance April 30, 2002                                          19,875       $        383
    Exercise of incentive stock options                         (1,475)               (29)
                                                             ---------      -------------
Balance April 30, 2003                                          18,400       $        354
                                                             =========      =============

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

  Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

                YEAR ENDED APRIL 30:               (IN THOUSANDS)
                      2004                             $  1,752
                      2005                                1,788
                      2006                                1,788
                      2007                                1,788
                      2008                                1,148
                      Thereafter                             21
                                                       --------
                                                       $  8,285
                                                       ========


Rental expense for the years ended April 30, 2003, 2002 and 2001 under operating leases covering office space was $1,350,000, $1,373,000, and $1,446,000, respectively.

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

        Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

                                                               APRIL 30, 2003
                                                                 INVESTMENT
                                                                 MANAGEMENT
                                                 PUBLISHING       SERVICES         TOTAL
Revenues from external customers                $     52,469   $        29,600   $   82,069
Intersegment revenues                                    180                 -          180
Income from securities transactions                       38             6,588        6,626
Depreciation and amortization                          3,080                74        3,154
Segment profit                                        13,660            10,473       24,133
Segment assets                                        18,648           227,786      246,434
Expenditures for segment assets                        1,571                37        1,608

                                                               APRIL 30, 2002
                                                                 INVESTMENT
                                                                 MANAGEMENT
                                                 PUBLISHING       SERVICES         TOTAL
Revenues from external customers                $     53,114   $        34,329   $   87,443
Intersegment revenues                                    216                 -          216
Income from securities transactions                       58             5,770        5,828
Depreciation and amortization                          3,013                54        3,067
Segment profit                                        16,410            12,822       29,232
Segment assets                                        19,614           248,188      267,802
Expenditures for segment assets                        2,069                27        2,096

                      Reconciliation of Reportable Segment Revenues,
                                Operating Profit and Assets
                                      (in thousands)

                                                                2003          2002
REVENUES
Total revenues for reportable segments                        $   82,249   $   87,659
Elimination of intersegment revenues                                (180)        (216)
                                                              ----------   ----------
  Total consolidated revenues                                 $   82,069   $   87,443
                                                              ==========   ==========

SEGMENT PROFIT
Total profit for reportable segments                          $   30,759   $   35,060
Less: Depreciation related to corporate assets                       (38)         (46)
                                                              ----------   ----------
  Income before income taxes                                  $   30,721   $   35,014
                                                              ==========   ==========

ASSETS
Total assets for reportable segments                          $  246,434   $  267,802
Corporate assets                                                     380          933
                                                              ----------   ----------
  Consolidated total assets                                   $  246,814   $  268,735
                                                              ==========   ==========

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

  At April 30, 2003, the net capital, as defined of Value Line Securities, Inc. of $3,803,000 exceeded required net capital by $3,703,000 and the ratio of aggregate indebtedness to net capital was .07 to 1.

NOTE 13-DISCLOSURE OF CREDIT RISK OF FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

  In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2003 and 2002, the Company did not have any investment in financial futures contracts. The Company limits its credit risk associated with such instruments by entering into exchange traded future contracts.

  The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual fund or a counter party fail to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

  No single customer accounted for a significant portion of the Company's sales in 2003, 2002 or 2001, nor accounts receivable for 2003 or 2002.

NOTE 14-COMPREHENSIVE INCOME:

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

  At April 30, 2003, 2002, and 2001, the Company held long term securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. The decreases in gross unrealized gains were $16,431,000 and $22,431,000 and the changes in the related deferred taxes were $5,751,000 and $7,851,000 for the years ended April 30, 2003 and 2002. The decrease in gross unrealized gains was $38,125,000 and the change in the related deferred taxes was $13,344,000 during the year ended April 30, 2001.

NOTE 15-ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL
USE:

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

  At April 30, 2003 and 2002 the Company capitalized $868,000 and $949,000 of costs related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 years. Amortization expense for the years ended April 30, 2003, 2002 and 2001 was $1,062,000, $917,000, and $703,000, respectively.

VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2003

                                                                                      MARKET
       COMMON STOCK NAME                            NUMBER OF SHARES      COST         VALUE
--------------------------------------------------  ----------------  ------------  ------------
ABERCROMBIE & FITCH                                            1,492  $     44,731  $     49,057
ADVANCED NEUROMODULATION                                       1,161        46,280        48,588
ADVANCEPCS                                                       570        15,216        17,129
AETNA INC.                                                       984        43,887        49,003
AFLAC, INC.                                                      424        13,972        13,869
AIRGAS INC.                                                      738        14,467        14,930
AMGEN, INC.                                                      788        45,857        48,304
APOLLO GROUP "A"                                                 608        29,144        32,917
APPLEBEES INTL INC.                                              515        14,170        14,116
BALL CORP.                                                       846        45,295        47,511
BED BATH & BEYOND INC.                                           373        14,572        14,722
BERKLEY W R CORP.                                                333        14,659        15,465
BIOMET INC.                                                      492        14,773        14,986
BIOSITE INC.                                                   1,174        42,698        50,118
BIOVAIL CORP.                                                  1,111        46,612        40,163
BOSTON SCIENTIFIC CORP.                                        1,124        46,656        48,388
BROWN SHOE COMPANY INC,                                        1,581        43,445        46,213
CAPITOL FEDERAL FINANCIAL                                      1,548        47,391        48,236
CAREER EDUCATION CORP.                                           278        13,915        16,686
CAREMARK RX                                                      868        15,235        17,282
CENTEX CORP.                                                     754        46,064        49,779
CHECKFREE CORP.                                                1,993        37,936        54,947
COACH INC.                                                     1,243        44,257        54,083
COCA-COLA ENTERPRISES, INC.                                    2,388        47,775        46,542
COGNIZANT TECHNOLOGY                                           1,585        31,389        28,467
COOPER COMPANIES                                                 512        14,538        14,285
CORINTHIAN COLL                                                1,167        45,853        53,309
CORPORATE EXECUTIVE BRD                                          412        14,557        16,888
COSTAR GROUP INC.                                                638        14,894        14,202
COUNTRYWIDE CREDIT                                               785        45,335        53,066
COVANCE INC.                                                     778        15,682        13,794
DANAHER CORP.                                                    212        14,560        14,624
DEAN FOODS, INC.                                                 341        14,652        14,844
DELL COMPUTER                                                    500        14,619        14,490
EBAY                                                             362        27,062        33,633
ECOLOAB                                                          290        14,579        14,816
ESCO TECHNOLOGIES INC.                                           399        14,420        15,645
EXPEDITORS INTERNATIONAL WASH INC.                             1,324        45,817        48,154
EXPRESS SCRIPTS, INC.                                            267        14,827        15,737
FACTSET RES SYS                                                  427        14,663        14,860
FAIR ISSAC & CO. INC.                                            920        45,965        47,914
FOREST LABS, INC.                                                890        44,512        46,031
FTI CONSULTING INC.                                              310        14,444        14,028
GENENTECH, INC.                                                1,330        47,207        50,527
GETTY IMAGES INC.                                              1,103        32,966        37,337
GILEAD SCIENCES, INC.                                          1,027        45,679        47,386
GTECH HOLDINGS CORP.                                           1,388        46,306        46,734
HELEN OF TROY CORP. LTD                                        3,391        46,546        47,983
HOT TOPIC INC.                                                   632        14,899        15,490
HOVNANIAN ENTERPRISES INC.                                       842        30,818        33,512

                                                                                      MARKET
       COMMON STOCK NAME                            NUMBER OF SHARES      COST         VALUE
--------------------------------------------------  ----------------  ------------  ------------
HUTCHINSON TECHNOLOGY INC.                                     1,881        47,768        44,392
IDEX LABS                                                        953        31,862        37,167
IDX SYSTEMS CORP.                                              3,481        51,081        51,066
INAMED CORP.                                                     421        13,991        15,699
INTERNATIONAL GAME TECH.                                         596        47,061        51,435
IRON MOUNTAIN PA                                               1,213        46,409        48,338
ITT EDUCATIONAL SERVICES                                       1,751        46,975        51,655
JACOBS ENERGY GROUP INC.                                         372        14,316        15,308
KINDER MORGAN INC.                                               322        14,883        15,140
KRONOS INC.                                                      335        14,826        15,283
LEXMARK INTERNATIONAL INC.                                       213        14,125        15,871
MATTEL INC.                                                    2,198        47,307        47,785
MEDICIS PHARMACEUTICAL CORP.                                     278        14,395        16,024
MEDIMMUNE INC.                                                   441        14,359        15,633
MEDTRONIC, INC.                                                  313        14,617        14,943
MOORE LTD.                                                     1,405        15,005        16,045
NEXTEL COMMUNICATIONS INC.                                     3,780        47,292        55,793
NISSAN MOTORS (ADR)                                            3,247        47,636        49,777
NVR INC.                                                          90        31,137        32,198
NY COMMUNITY BANCORP.                                            452        14,276        15,693
OMNICARE INC.                                                    579        14,760        15,355
OPEN TEXT CORP.                                                1,518        45,555        43,567
P.F. CHANG'S                                                     347        12,457        14,539
PACIFIC SUNWEAR CALIFORNIA INC.                                2,147        45,189        49,016
PHARMACEUTICAL PRODUCTS                                          588        15,302        15,400
PRIORITY HEALTHCARE                                              654        14,769        14,944
PROGRESSIVE CORP.                                                696        47,067        47,328
QUALCOMM, CORP.                                                  448        15,583        14,282
QUIKSILVER INC.                                                1,574        44,879        51,312
RARE HOSPITALITY INT'L INC.                                      494        14,518        14,400
REEBOK INT'L LTD.                                              1,489        46,942        46,248
RESMED INC.                                                      433        14,673        15,882
ROLLINS INC.                                                   2,025        39,335        49,046
SLM CORP. SECURITIES, INC.                                       128        14,266        14,336
ST. JUDE MEDICAL INC.                                            295        14,719        15,476
STAPLES INC.                                                     762        14,482        14,508
STARBUCKS CORP.                                                  571        14,001        13,424
STERICYLCLE                                                      398        14,572        15,622
STERIS CORP.                                                     664        14,921        15,073
STORAGE TECHNOLOGY CORP.                                       2,058        46,788        50,874
STRYKER CORP.                                                    714        47,133        47,845
SURMODICS INC.                                                   434        15,000        15,741
THERMO ELECTRON CORP.                                            763        14,772        13,864
TORO COMPANY, INC.                                             1,318        45,904        49,175
USA INTERACTIVE                                                1,134        30,011        33,963
UTSTARCOM INC.                                                 2,161        46,424        47,067
VARIAN MEDICAL SYSTEMS INC.                                      281        13,848        15,135
WASTE CONNECTIONS                                                403        14,476        13,557
WESTERN DIGITAL, INC.                                          4,991        39,188        46,566
WHOLE FOODS MARKET INC.                                          564        30,835        33,451
                                                                      ------------  ------------
TOTAL MARKETABLE SECURITIES                                              2,907,486     3,093,022
                                                                      ============  ============

VALUE LINE, INC.
SCHEDULE XIII-OTHER INVESTMENTS:4/30/2003

                                                                                HISTORICAL        MARKET
LONG TERM SECURITIES AVAILABLE FOR SALE:                                          COST            VALUE
INVESTMENTS IN VALUE LINE MUTUAL FUNDS

THE VALUE LINE U.S. GOVERNMENT SECURITIES FUND, INC.                                   1,236            1,390
THE VALUE LINE TAX EXEMPT NATIONAL BOND FUND, INC.                                 2,337,430        2,494,391
THE VALUE LINE NEW YORK TAX EXEMPT TRUST                                           1,232,686        1,353,118
THE VALUE LINE AGGRESSIVE INCOME TRUST                                            10,399,575       16,388,131
THE VALUE LINE EMERGING OPPORTUNITY FUND, INC.                                    15,291,904       22,807,363
THE VALUE LINE ASSET  ALLOCATION FUND, INC.                                        2,100,000        2,101,985
                                                                             ---------------  ---------------
TOTAL INVESTMENTS IN VALUE LINE MUTUAL FUNDS                                 $    31,362,831  $    45,146,378

OTHER LONG TERM INVESTMENTS:

300 SHARES OF NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC.               $      3,000.00  $      3,000.00
                                                                             ---------------  ---------------

                                                                                HISTORICAL        MARKET
FIXED INCOME INVESTMENTS                                                          COST            VALUE
U.S. TREASURY NOTES 3.625% DUE 3/04                                                4,363,828        4,398,094
U.S. TREASURY NOTES 2.125% DUE 10/04                                              10,039,553       10,125,000
U.S. TREASURY NOTES 2.25% DUE 7/04                                                 5,030,469        5,065,625
GNMA 5.5%                                                                         38,140,675       39,341,907
FEDERAL HOME LOAN BANK 3.875% DUE 3/04                                            15,463,800       15,583,950
FEDERAL HOME LOAN BANK 4.45% DUE 6/05                                              5,028,500        5,014,500
FEDERAL HOME LOAN BANK 3.75% DUE 4/04                                              5,135,700        5,118,550
FEDERAL HOME LOAN BANK 3.00% DUE 2/06                                              5,000,000        5,005,000
FEDERAL HOME LOAN BANK 3.00% DUE 8/05                                              8,765,120        8,817,924
FEDERAL HOME LOAN BANK 2.50% DUE 4/06                                              7,171,000        7,226,934
FEDERAL FARM CREDIT BANK 4.42% DUE 5/05                                            8,015,600        8,016,000
WEEKLY ADJUSTABLE NORTH CAROLINA MUNICIPAL BONDS DUE 7/29                          3,800,000        3,800,000
WEEKLY ADJUSTABLE MASSACHUSETTS MUNICIPAL BONDS DUE 6/33                           5,000,000        5,000,000
WEEKLY ADJUSTABLE FLORIDA SUNSHINE STATE MUNICIPAL BONDS DUE 7/16                 13,575,000       13,575,000
WEEKLY ADJUSTABLE ILLINOIS HEALTH AUTHORITY MUNICIPAL BONDS DUE 11/23              3,850,000        3,850,000
WEEKLY ADJUSTABLE BURKE COUNTY GEORGIA MUNICIPAL BONDS DUE 7/18                   10,500,000       10,500,000
WEEKLY ADJUSTABLE NORTHWEST WASHINGTON STATE  MUNICIPAL BONDS DUE 11/23           20,475,000       20,475,000
                                                                             ---------------  ---------------
TOTAL FIXED INCOME INVESTMENTS                                               $   169,354,245  $   170,913,484

TOTAL LONG TERM SECURITIES AVAILABLE FOR SALE                                $   200,720,076  $   216,062,862

Exhibit 21

                         Subsidiaries of the Registrant

                                                                   PERCENTAGE
                                                                   OF VOTING
                                                                   SECURITIES
                                                      STATE OF      OWNED BY
                                                    INCORPORATION  REGISTRANT
                                                    -------------  ----------
Compupower Corporation                              Delaware           100%

Value Line Securities, Inc.                         New York           100%

The Vanderbilt Advertising Agency, Inc.             New York           100%

Value Line Publishing, Inc.                         New York           100%

Value Line Distribution Center, Inc.                New Jersey         100%