Form 10-Q
period 2003-07-31
VALUE LINE INC
filed 2003-09-12
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2003               Commission file number 0-11306

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

                               Yes  /X/      No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                   OUTSTANDING AT JULY 31, 2003
           -----                   ----------------------------
Common stock, $.10 par value              9,981,600 SHARES

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           JULY 31,      APRIL 30,
                                                             2003          2003
                                                          ----------    ----------
Assets
Current Assets:
  Cash and cash equivalents (including short term
    investments of $13,368 and $9,774, respectively)      $   13,762    $   10,217
  Trading securities                                          10,385         3,093
  Accounts receivable, net of allowance for doubtful
    accounts of $45 and $41, respectively                      2,731         2,846
  Receivable from affiliates                                   2,500         2,310
  Prepaid expenses and other current assets                      912         1,244
  Deferred income taxes                                           48            48
                                                          ----------    ----------
      Total current assets                                    30,338        19,758

  Long term securities                                       211,026       216,063
  Property and equipment, net                                  7,114         7,393
  Capitalized software and other intangible assets, net        3,374         3,600
                                                          ----------    ----------
      Total assets                                        $  251,852    $  246,814
                                                          ==========    ==========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                $    2,747    $    2,852
  Accrued salaries                                             1,371         1,390
  Dividends payable                                            2,495         2,495
  Accrued taxes payable                                        2,573           613
                                                          ----------    ----------
      Total current liabilities                                9,186         7,350

  Unearned revenue                                            37,658        38,579
  Deferred income taxes                                        5,725         5,157
  Deferred charges                                               350           350

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
    shares; issued 10,000,000 shares                           1,000         1,000
  Additional paid-in capital                                     991           991
  Retained earnings                                          186,271       183,768
  Treasury stock, at cost (18,400 shares on 7/31/03
    and 4/30/03)                                                (354)         (354)
  Accumulated other comprehensive income, net of tax          11,025         9,973
                                                          ----------    ----------
      Total shareholders' equity                             198,933       195,378
                                                          ----------    ----------
      Total liabilities and shareholders' equity          $  251,852    $  246,814
                                                          ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS
                                                         ENDED
                                                 JULY 31,     JULY 31,
                                                   2003         2002
                                                ----------   ----------
Revenues:
  Investment periodicals and
    related publications                        $   13,004   $   13,104
  Investment management fees & svcs                  7,914        7,401
                                                ----------   ----------
      Total revenues                                20,918       20,505
                                                ----------   ----------
Expenses:
  Advertising and promotion                          5,597        5,355
  Salaries and employee benefits                     5,554        5,702
  Production and distribution                        2,220        2,400
  Office and administration                          1,975        2,073
                                                ----------   ----------
      Total expenses                                15,346       15,530
                                                ----------   ----------

Income from operations                               5,572        4,975
Income from securities trans., net                   2,539           59
                                                ----------   ----------
Income before income taxes                           8,111        5,034
Provision for income taxes                           3,113        2,034
                                                ----------   ----------
      Net income                                $    4,998   $    3,000
                                                ==========   ==========
Earnings per share, basic & fully diluted       $     0.50   $     0.30
                                                ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS
                                                                                   ENDED
                                                                          JULY 31,      JULY 31,
                                                                            2003          2002
                                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $    4,998    $    3,000

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               706           827
    (Gains)/losses on sales of trading securities and
      securities available for sale                                            (609)          612
    Unrealized (gains)/losses on trading securities                            (726)          159

    Changes in assets and liabilities:
      Decrease in unearned revenue                                             (921)         (946)
      Decrease in deferred charges                                              (69)         (135)
      Decrease in accounts payable and accrued expenses                         (36)       (1,281)
      Increase/(decrease) in accrued salaries                                   (19)          243
      Increase in accrued taxes payable                                       1,960         1,388
      (Increase)/decrease in prepaid expenses and other current assets          332            (9)
      Decrease in accounts receivable                                           115           199
      (Increase)/decrease in receivable from affiliates                        (190)          256
                                                                         ----------    ----------
        Total adjustments                                                       543         1,313
                                                                         ----------    ----------
NET CASH PROVIDED BY OPERATIONS                                               5,541         4,313

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of long term equity securities                        2,094        21,396
    Purchases of long term equity securities                                 (1,033)          (77)
    Proceeds from sales of long term fixed income securities                 44,178            --
    Purchases of long term fixed income securities                          (38,182)      (50,046)
    Proceeds from sales of trading securities                                 3,787         2,702
    Purchases of trading securities                                         (10,144)         (492)
    Acquisition of property, and equipment                                      (20)         (118)
    Expenditures for capitalized software                                      (181)         (182)
                                                                         ----------    ----------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                             499       (26,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                           (2,495)       (2,495)
                                                                         ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                                        (2,495)       (2,495)
                                                                         ----------    ----------
Net increase/(decrease) in cash and cash equivalents                          3,545       (24,999)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               10,217       117,401
                                                                         ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   13,762    $   92,402
                                                                         ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                   COMMON STOCK

                                      NUMBER                ADDITIONAL
                                        OF                   PAID-IN     TREASURY   COMPREHENSIVE     RETAINED
                                      SHARES       AMOUNT    CAPITAL      STOCK         INCOME        EARNINGS
                                   ------------   -------   ----------   --------   -------------    ----------
Balance at April 30, 2003             9,981,600   $ 1,000   $      991   $   (354)                   $  183,768

Comprehensive income
  Net income                                                                        $       4,998         4,998
  Other comprehensive income,
    net of tax:
      Change in unrealized
        gains on securities                                                                 1,052
                                                                                    -------------
Comprehensive income                                                                $       6,050
                                                                                    =============
Dividends declared                                                                                       (2,495)
                                   ------------   -------   ----------   --------                    ----------
Balance at July 31, 2003              9,981,600   $ 1,000   $      991   $   (354)                   $  186,271
                                   ============   =======   ==========   ========                    ==========

                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE
                                       INCOME        TOTAL
                                   -------------   ---------
Balance at April 30, 2003          $       9,973   $ 195,378

Comprehensive income
  Net income                                           4,998
  Other comprehensive income,
    net of tax:
      Change in unrealized
        gains on securities                1,052       1,052

Comprehensive income

Dividends declared                                    (2,495)
                                   -------------   ---------
Balance at July 31, 2003           $      11,025   $ 198,933
                                   =============   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                   COMMON STOCK

                                      NUMBER                ADDITIONAL
                                        OF                   PAID-IN     TREASURY   COMPREHENSIVE     RETAINED
                                      SHARES       AMOUNT    CAPITAL      STOCK         INCOME        EARNINGS
                                   ------------   -------   ----------   --------   -------------    ----------
Balance at April 30, 2002             9,980,125   $ 1,000   $      975   $   (383)                   $  173,760

Comprehensive income
  Net income                                                                        $       3,000         3,000
  Other comprehensive income,
    net of tax:
      Change in unrealized
        gains on securities                                                                (9,001)
                                                                                    -------------
Comprehensive income                                                                $      (6,001)
                                                                                    =============
Dividends declared                                                                                       (2,495)
                                   ------------   -------   ----------   --------                    ----------
Balance at July 31, 2002              9,980,125   $ 1,000   $      975   $   (383)                   $  174,265
                                   ============   =======   ==========   ========                    ==========

                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE
                                       INCOME        TOTAL
                                   -------------   ---------
Balance at April 30, 2002          $      20,653   $ 196,005

Comprehensive income
  Net income                                           3,000
  Other comprehensive income,
    net of tax:
      Change in unrealized
        gains on securities               (9,001)     (9,001)

Comprehensive income

Dividends declared                                    (2,495)
                                   -------------   ---------
Balance at July 31, 2002           $      11,652   $ 187,509
                                   =============   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES - NOTE 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 25, 2003 for the fiscal year ended April 30, 2003. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:
For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2003 and April 30, 2003, cash equivalents included $10,767,000 and $4,979,000 respectively, invested in the Value Line money market funds.

Valuation of Securities:
The Company's long term securities portfolio, which consists of shares of the Value Line Mutual Funds and government debt securities, is accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The securities are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the long term securities are recorded in earnings on trade date and are determined on the identified cost method.

Trading securities held by the Company are valued at market with unrealized gains and losses included in earnings.

Advertising expenses:
The Company expenses advertising costs as incurred.

Earnings per Share, basic & fully diluted:
Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:
Securities held by the Company had an aggregate cost of $9,473,000 and a market value of $10,385,000 at July 31, 2003, and an aggregate cost of $2,908,000 and a market value of $3,093,000 at April 30, 2003.

Long-Term Securities:
Equity Securities Available for Sale:
The aggregate cost of the long term equity securities, which are primarily invested in the Value Line mutual funds, was $30,295,000 and the market value was $47,750,000 at July 31, 2003. The aggregate cost of the long term equity securities at April 30, 2003 was $31,366,000 and the market value was $45,150,000. For the three months ended July 31, 2003, the increase in gross unrealized appreciation on these securities of $3,667,000, net of deferred taxes of $1,284,000, was included in shareholders' equity.

During the first three months of fiscal 2004, the Company sold various securities from its long term equity securities portfolio. The proceeds from sales of equity securities were $2,094,000 and the related loss on these sales was $6,000. This compares to proceeds of $18,984,000 and the related gain of $123,000 on sales from the long term equity securities portfolio including capital gain distributions from the Value Line mutual funds for the three months ended July 31, 2002.

Government Debt Securities:
The Company's investments in debt securities are available for sale and valued at market value. The aggregate cost and fair value at July 31, 2003 for U.S. government debt securities classified as available for sale were as follows:

                                                         (IN THOUSANDS)
                                           HISTORICAL                GROSS UNREALIZED
                                              COST      FAIR VALUE    HOLDING LOSSES
-------------------------------------------------------------------------------------
Due in 1-2 years                           $   54,204   $   54,177   $            (27)
Due in 2-5 years                              109,564      109,099   $           (465)
                                           ------------------------------------------
Total investment in debt securities        $  163,768   $  163,276   $           (492)
                                           ==========================================

The aggregate cost and fair value at April 30, 2003 for U.S. government debt securities classified as available for sale were as follows:

                                                         (IN THOUSANDS)
                                           HISTORICAL                GROSS UNREALIZED
MATURITY                                      COST      FAIR VALUE    HOLDING GAINS
-------------------------------------------------------------------------------------
Due in 1-2 years                           $  104,401   $  104,718   $            317
Due in 2-5 years                           $   64,953       66,195              1,242
                                           ------------------------------------------
Total investment in debt securities        $  169,354   $  170,913   $          1,559
                                           ==========================================

The average yield on the U.S. Government debt securities held to maturity at July 31, 2003 and April 30, 2003 was 2.28% and 3.36%, respectively.

During the first quarter of fiscal 2004 the decrease in unrealized holding gains of $2,051,000 net of deferred taxes of $720,000 was included in shareholders' equity.

Proceeds from sales of long-term fixed income securities during the three months ended July 31, 2003 were $44,178,000 and the related gain on sales was $406,000. This compares to proceeds of $2,412,000 and the related gain of $31,000 from sales of long term debt securities for the three months ended July 31, 2002.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $1,152,000 and $646,000 during the three months ended July 31, 2003 and 2002, respectively.

EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN - NOTE 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statement of Income for the three months ended July 31, 2003 and 2002, was $360,000 and $199,000, respectively.

COMPREHENSIVE INCOME - NOTE 5:

Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At July 31, 2003 and 2002, the Company held long term equity and long term fixed income securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. For the three months ended July 31, 2003, increases in gross unrealized gains on these securities were $1,616,000 and the increases in related deferred taxes were $564,000. The decreases during the first three months of fiscal 2003 in gross unrealized gains on these securities and the related deferred taxes were $13,845,000 and $4,844,000, respectively.

RELATED PARTY TRANSACTIONS - NOTE 6:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 (rule 12b-1) from all but two of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the three months ended July 31, 2003 and 2002, investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $7,527,000 and $6,945,000, respectively. These amounts include service and distribution fees of $2,362,000 and $1,390,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,415,000 and $2,249,000 at July 31, 2003 and April 30, 2003,
respectively.

For the three months ended July 31, 2003 and 2002, the Company was reimbursed $134,000 and $140,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At
July 31, 2003 and April 30, 2003, Receivable from affiliates included a receivable from the Parent of $44,000 and $45,000 respectively.

FEDERAL, STATE AND LOCAL INCOME TAXES - NOTE 7:

  The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:

                              THREE MONTHS ENDED JULY 31,
                                2003             2002
                            ------------------------------
                                    (IN THOUSANDS)
Current:
  Federal                   $       2,429   $        1,650
  State and local                     495              439
                            ------------------------------
                                    2,924            2,089
Deferred:
  Federal                             200              (55)
  State and local                     (11)               0
                            ------------------------------
                                      189              (55)
                            ------------------------------
                            $       3,113   $        2,034
                            ==============================

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

    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

                                               THREE MONTHS ENDED JULY 31, 2003
                                                           INVESTMENT
                                                           MANAGEMENT
                                            PUBLISHING      SERVICES       TOTAL
Revenues from external customers           $     13,004   $      7,914   $   20,918
Intersegment revenues                                52             --           52
Income from securities transactions                   6          2,533        2,539
Depreciation and amortization                       678             19          697
Segment operating profit                          3,401          2,180        5,581
Segment assets                                   18,300        233,230      251,530
Expenditures for
  segment assets                                    201             --          201

                                               THREE MONTHS ENDED JULY 31, 2002
                                                           INVESTMENT
                                                           MANAGEMENT
                                            PUBLISHING      SERVICES       TOTAL
Revenues from external customers           $     13,104   $      7,401   $   20,505
Intersegment revenues                                16             --           16
Income from securities transactions                  37             22           59
Depreciation and amortization                       751             38          789
Segment operating profit                          2,602          2,409        5,011
Segment assets                                   18,828        238,379      257,207
Expenditures for
  segment assets                                    298              2          300

                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)

                                                       THREE MONTHS ENDED JULY 31,
                                                         2003            2002
Revenues
Total revenues for reportable segments               $      20,970   $      20,521
Elimination of intersegment revenues                           (52)            (16)
                                                     -----------------------------
  Total consolidated revenues                        $      20,918   $      20,505
                                                     =============================

Segment profit
Total profit for reportable segments                 $       8,120   $       5,070
Less: Depreciation related to corporate assets                  (9)            (36)
                                                     -----------------------------
  Income before income taxes                         $       8,111   $       5,034
                                                     =============================

Assets
Total assets for reportable segments                 $     251,530   $     257,207
Corporate assets                                               322             911
                                                     -----------------------------
  Consolidated total assets                          $     251,852   $     258,118
                                                     =============================

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had liquid resources, which were used in its business, of $232,178,000 at July 31, 2003. In addition to $21,152,000 of working capital, the Company has long-term securities with a market value of $211,026,000, that, although classified as non-current assets, are also readily marketable should the need arise.

     The Company's cash flow from operations of $5,541,000 for the three months ended July 31, 2003 was 28% higher than fiscal 2003's cash flow of $4,313,000. The rise in cash flow from operations was primarily due to a 12% increase in income from operations that resulted from a 7% rise in investment management fees, 2% increase in total new full term subscription orders and containment of expenses. Net cash inflows of $499,000 from investing activities during the three months of fiscal 2004 were higher than net cash outflows of $26,817,000 for the three months of fiscal 2003 due largely to the Company's decision during last fiscal year to re-deploy its cash holdings into Government debt obligations with higher effective yields.

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

                                OPERATING RESULTS

     Net income for the three months ended July 31, 2003 of $4,998,000 or $0.50 per share was 67% above income of $3,000,000 or $0.30 per share in fiscal 2003. Operating income of $5,572,000 for the three months ended July 31, 2003 was 12% higher than operating income of $4,975,000 for the same period of last fiscal year. Income from securities transactions rose $2,480,000 above fiscal 2003 first quarter's income. Revenues of $20,918,000 for the three months ended
July 31, 2003 also increased and were 2% above revenues of $20,505,000 in the prior year.

     Subscription revenues of $13,004,000 were less than 1% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year's was primarily a result of the 2% decline in revenues from THE VALUE LINE

INVESTMENT SURVEY and related products, which included VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, THE VALUE LINE 600, THE VLIS SMALL AND MID-CAP STOCK EDITION, AND VALUE LINE SELECT. Investment management fees and services revenues of $7,914,000 for the three months ended July 31, 2003 were 7% above the prior fiscal year's revenues of $7,401,000, and resulted primarily from an 18% rise in the NASDAQ index for the same period.

     Operating expenses for the three months ended July 31, 2003 of $15,346,000 were 1% below last year's expenses of $15,530,000. Total advertising and promotional expenses of $5,597,000 were 5% above the prior year's expenses of $5,355,000 primarily due to higher postage rates and additional costs associated with marketing two of the Company's equity mutual funds. Salaries and employee benefit expenses of $5,554,000 were 3% below expenses of $5,702,000 recorded in the prior fiscal year due to reductions in staff levels partially offset by some annual increases in salaries, benefits and incentive compensation. Production and distribution costs for the three months ended July 31, 2003 of $2,220,000 were 8% below expenses of $2,400,000 for the three months ended July 31, 2002. Office and administrative expenses of $1,975,000 were 5% below last year's expenses of $2,073,000 largely as a result of lower professional fees and depreciation expenses.

     The Company's securities portfolios produced a gain of $2,539,000 for the three months ended July 31, 2003, which was 4203% above the gain of $59,000 for the same period of last fiscal year. The Company reported gains in its trading portfolio of $934,000 during the three months ended July 31, 2003 versus losses of $925,000 during the same period of last fiscal year. Other than the effect from sales of fixed income securities to realign their maturity dates, that resulted in capital gains of $406,000, the value of the Company's long-term securities portfolio has been fairly stable. Income from securities transactions for the three months ended July 31, 2003 also included dividend and interest income of $1,197,000 and capital gains of $401,000 from sales of securities from the Company's long-term securities portfolio. This compares to dividend and interest income of $842,000 and capital gains of $154,000 from sales of securities from the Company's long-term portfolio for the same period of last fiscal year.

Item 4. Disclosure Controls and Procedures

(a) The registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are appropriately designed to ensure that material information relating to the registrant is made known to such officers and are operating effectively.

(b) The registrant's principal executive officer and principal financial officer have determined that there have been no changes in the registrant's internal control over financial reporting that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                VALUE LINE, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended July 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

                                Value Line, Inc.
                                    (Registrant)


Date:  September 15, 2003             By:  s/Jean Bernhard Buttner
                                      --------------------------
                                      Jean Bernhard Buttner
                                      Chairman & Chief Executive Officer


Date:  September 15, 2003             By:  s/Stephen R. Anastasio
                                      --------------------------
                                      Stephen R. Anastasio
                                      Chief Financial Officer


Date:  September 15, 2003             By:  s/ David T. Henigson
                                      --------------------------
                                      David T. Henigson
                                      Vice President and Treasurer