Form 10-Q
period 2003-10-31
VALUE LINE INC
filed 2003-12-15
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2003                Commission file number 0-11306

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

                              Yes  /X/     No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                              OUTSTANDING AT OCTOBER 31, 2003
           -----                              -------------------------------
Common stock, $.10 par value                         9,981,600 Shares

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  OCT. 31,         APRIL 30,
                                                                    2003             2003
                                                                ------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents (including short term
  investments of $4,387 and $9,774, respectively)               $      4,838     $     10,217
  Trading securities                                                  15,042            3,093
  Accounts receivable, net of allowance for doubtful
   accounts of $49 and $41, respectively                               2,632            2,846
  Receivable from affiliates                                           2,656            2,310
  Prepaid expenses and other current assets                              977            1,244
  Deferred income taxes                                                  271               48
                                                                ------------     ------------
    Total current assets                                              26,416           19,758

  Long term securities available for sale                            219,391          216,063
  Property and equipment, net                                          6,962            7,393
  Capitalized software and other intangible assets, net                3,168            3,600
                                                                ------------     ------------
    Total assets                                                $    255,937     $    246,814
                                                                ============     ============
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                      $      3,315     $      2,852
  Accrued salaries                                                     1,263            1,390
  Dividends payable                                                    2,495            2,495
  Accrued taxes payable                                                   --              613
                                                                ------------     ------------
    Total current liabilities                                          7,073            7,350

  Unearned revenue                                                    37,117           38,579
  Deferred income taxes                                                7,023            5,157
  Deferred charges                                                       350              350

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                    1,000            1,000
  Additional paid-in capital                                             991              991
  Retained earnings                                                  189,301          183,768
  Treasury stock, at cost (18,400 shares on 10/31/03
   and 4/30/03)                                                         (354)            (354)
  Accumulated other comprehensive income, net of tax                  13,436            9,973
                                                                ------------     ------------
    Total shareholders' equity                                       204,374          195,378
                                                                ------------     ------------
    Total liabilities and shareholders' equity                  $    255,937     $    246,814
                                                                ============     ============

The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               OCTOBER 31,                     OCTOBER 31,
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Revenues:
  Investment periodicals and
   related publications                               $     12,633    $     13,139    $     25,637    $     26,243
  Investment management fees & svcs                          7,933           7,247          15,847          14,648
                                                      ------------    ------------    ------------    ------------
    Total revenues                                          20,566          20,386          41,484          40,891
                                                      ------------    ------------    ------------    ------------
Expenses:
  Advertising and promotion                                  4,993           4,647          10,590          10,002
  Salaries and employee benefits                             5,343           4,973          10,897          10,675
  Production and distribution                                2,183           2,437           4,403           4,837
  Office and administration                                  2,220           1,950           4,195           4,023
                                                      ------------    ------------    ------------    ------------
    Total expenses                                          14,739          14,007          30,085          29,537
                                                      ------------    ------------    ------------    ------------

Income from operations                                       5,827           6,379          11,399          11,354
Income from securities transactions, net                     3,345           1,459           5,884           1,518
                                                      ------------    ------------    ------------    ------------
Income before income taxes                                   9,172           7,838          17,283          12,872
Provision for income taxes                                   3,647           3,314           6,760           5,348
                                                      ------------    ------------    ------------    ------------
    Net income                                        $      5,525    $      4,524    $     10,523    $      7,524
                                                      ============    ============    ============    ============

Earnings per share, basic & fully diluted             $       0.55    $       0.45    $       1.05    $       0.75
                                                      ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS
                                                                                                ENDED
                                                                                      OCT. 31,         OCT. 31,
                                                                                        2003             2002
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $     10,523     $      7,524

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            1,409            1,652
  Losses/(gains) on sales of trading securities and securities held for sale              (1,250)             291
  Unrealized losses on trading securities                                                 (2,332)             125
  Other                                                                                       (6)             ---

  Changes in assets and liabilities:
   Decrease in unearned revenue                                                           (1,462)          (2,636)
   Decrease in deferred charges                                                             (138)            (139)
   Increase/(decrease) in accounts payable and accrued expenses                              601           (1,164)
   Decrease in accrued salaries                                                             (127)             (53)
   (Decrease)/increase in accrued taxes payable                                             (836)              56
   Decrease/(increase) in prepaid expenses and other current assets                          267              (76)
   Decrease/(increase) in accounts receivable                                                214             (413)
   Increase in receivable from affiliates                                                   (346)            (137)
                                                                                    ------------     ------------
    Total adjustments                                                                     (4,006)          (2,494)
                                                                                    ------------     ------------
NET CASH PROVIDED BY OPERATIONS                                                            6,517            5,030

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of long term equity securities                                       2,094           18,984
  Purchases of long term securities                                                       (1,065)          (4,108)
  Proceeds from sales of long term fixed income securities                                50,939           21,185
  Purchases of long term fixed income securities                                         (49,382)         (91,109)
  Proceeds from sales of trading securities                                               11,713            2,935
  Purchases of trading securities                                                        (20,665)          (1,160)
  Acquisition of property, and equipment                                                    (152)            (146)
  Expenditures for capitalized software                                                     (388)            (370)
                                                                                    ------------     ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                   (6,906)         (53,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of treasury stock                                                      ---               21
  Dividends paid                                                                          (4,990)          (4,990)
                                                                                    ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                                                     (4,990)          (4,969)
                                                                                    ------------     ------------
Net (decrease)/increase in cash and cash equivalents                                      (5,379)         (53,728)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            10,217          117,401
                                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      4,838     $     63,673
                                                                                    ============     ============

The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                 COMMON STOCK

                                    NUMBER                        ADDITIONAL
                                      OF                           PAID-IN        TREASURY      COMPREHENSIVE
                                    SHARES          AMOUNT         CAPITAL         STOCK           INCOME
                                 ------------    ------------    ------------   ------------    -------------
Balance at April 30, 2003           9,981,600    $      1,000    $        991   $       (354)

Comprehensive income
 Net income                                                                                     $      10,523
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities                                                                                 3,463
                                                                                                -------------
Comprehensive income                                                                            $      13,986
                                                                                                =============
Dividends declared
                                 ------------    ------------    ------------   ------------
Balance at October 31, 2003         9,981,600    $      1,000    $        991   $       (354)
                                 ============    ============    ============   ============

                                                 ACCUMULATED
                                                    OTHER
                                   RETAINED     COMPREHENSIVE
                                   EARNINGS        INCOME           TOTAL
                                 ------------   -------------    ------------
Balance at April 30, 2003        $    183,768   $       9,973    $    195,378

Comprehensive income
 Net income                            10,523                          10,523
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities                                 3,463           3,463

Comprehensive income

Dividends declared                     (4,990)                         (4,990)
                                 ------------   -------------    ------------
Balance at October 31, 2003      $    189,301   $      13,436    $    204,374
                                 ============   =============    ============

The accompanying notes are an integral part of these financial statements.

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                 COMMON STOCK

                                    NUMBER                        ADDITIONAL
                                      OF                           PAID-IN         TREASURY      COMPREHENSIVE
                                    SHARES          AMOUNT         CAPITAL          STOCK           INCOME
                                 ------------    ------------    ------------    ------------    -------------
Balance at April 30, 2002           9,980,125    $      1,000    $        975    $       (383)

Comprehensive income
 Net income                                                                                      $       7,524
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities                                                                                 (9,516)
                                                                                                 -------------
Comprehensive income                                                                             $      (1,992)
                                                                                                 =============

Exercise of stock options                 675                               7              14

Dividends declared
                                 ------------    ------------    ------------    ------------
Balance at October 31, 2002         9,980,800    $      1,000    $        982    $       (369)
                                 ============    ============    ============    ============

                                                 ACCUMULATED
                                                    OTHER
                                   RETAINED     COMPREHENSIVE
                                   EARNINGS        INCOME           TOTAL
                                 ------------   -------------    ------------
Balance at April 30, 2002        $    173,760   $      20,653    $    196,005

Comprehensive income
 Net income                             7,524                           7,524
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities                                (9,516)         (9,516)

Comprehensive income


Exercise of stock options                                                  21

Dividends declared                     (4,990)                         (4,990)
                                 ------------   -------------    ------------
Balance at October 31, 2002      $    176,294   $      11,137    $    189,044
                                 ============   =============    ============

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

Cash and Cash Equivalents:
For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2003 and April 30, 2003, cash equivalents included $2,573,000 and $4,979,000 respectively, invested in the Value Line money market funds.

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

MARKETABLE SECURITIES - NOTE 2:

Trading Securities:
Securities held by the Company had an aggregate cost of $12,525,000 and a market value of $15,042,000 at October 31, 2003, and an aggregate cost of $2,908,000 and a market value of $3,093,000 at April 30, 2003.

Long-Term Securities:
Equity Securities Available for Sale:
The aggregate cost of the long term equity securities, which are primarily invested in the Value Line mutual funds, was $30,327,000 and the market value was $51,485,000 at October 31, 2003. The aggregate cost of the long term equity securities at April 30, 2003 was $31,366,000 and the market value was $45,150,000. For the six months ended October 31, 2003, the increase in gross unrealized appreciation on these securities of $7,373,000, net of deferred taxes of $2,580,000, was included in shareholders' equity.

During the first six months of fiscal 2004, the Company sold various securities from its long term equity securities portfolio. The proceeds from sales of equity securities were $2,094,000 and the related loss on these sales was $6,000. This compares to proceeds of $18,984,000 and the related gain of $123,000 on sales from the long term equity securities portfolio for the six months ended October 31, 2002.

Government Debt Securities:
The Company's investments in debt securities are available for sale and valued at market value. The aggregate cost and fair value at October 31, 2003 for U.S. government debt securities classified as available for sale were as follows:

                                                      (IN THOUSANDS)
                                       HISTORICAL                   GROSS UNREALIZED
MATURITY                                  COST        FAIR VALUE     HOLDING LOSSES
------------------------------------------------------------------------------------
Due in 1-2 years                      $     62,969   $     62,803   $           (166)
Due in 2-5 years                           105,423        105,103               (320)
                                      ----------------------------------------------
Total investment in debt securities   $    168,392   $    167,906   $           (486)
                                      ==============================================

The aggregate cost and fair value at April 30, 2003 for U.S. government debt securities classified as available for sale were as follows:

                                                      (IN THOUSANDS)
                                       HISTORICAL                   GROSS UNREALIZED
MATURITY                                  COST        FAIR VALUE     HOLDING GAINS
------------------------------------------------------------------------------------
Due in 1-2 years                      $    104,401   $    104,718   $            317
Due in 2-5 years                            64,953         66,195              1,242
                                      ----------------------------------------------
Total investment in debt securities   $    169,354   $    170,913   $          1,559
                                      ==============================================

The average yield on the U.S. Government debt securities held to maturity at October 31, 2003 and April 30, 2003 was 1.97% and 3.36%, respectively.

During the first six months of fiscal 2004 the decrease in unrealized holding gains of $2,045,000 net of deferred taxes of $715,000 was included in shareholders' equity.

Proceeds from sales of long-term fixed income securities during the six months ended October 31, 2003 were $50,939,000 and the related gain on sales was $591,000. This compares to proceeds of $21,185,000 and the related gain of $406,000 from sales of long term debt securities for the six months ended October 31, 2002.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NOTE 3:

Cash payments for income taxes were $7,630,000 and $5,292,000 during the six months ended October 31, 2003 and 2002, respectively.

EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN - NOTE 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statement of Income for the six months ended October 31, 2003 and 2002, was $720,000 and $445,000, respectively.

COMPREHENSIVE INCOME - NOTE 5:

Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At October 31, 2003 and 2002, the Company held long term equity and long term fixed income securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. For the six months ended October 31, 2003, increases in gross unrealized gains on these securities were $5,328,000 and the increases in related deferred taxes were $1,865,000. The decreases during the first six months of fiscal 2003 in gross unrealized gains on these securities and the related deferred taxes were $14,640,000 and $5,124,000, respectively.

RELATED PARTY TRANSACTIONS - NOTE 6:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 (rule 12b-1) from all but two of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the six months ended October 31, 2003 and 2002, investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $15,046,000 and $13,802,000, respectively. These amounts include service and distribution fees of $4,757,000 and $3,242,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,425,000 and $2,249,000 at October 31, 2003 and April 30, 2003, respectively.

For the six months ended October 31, 2003 and 2002, the Company was reimbursed $249,000 and $256,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At October 31, 2003 and April 30, 2003, Receivable from affiliates included a receivable from the Parent of $39,000 and $45,000 respectively.

FEDERAL, STATE AND LOCAL INCOME TAXES - NOTE 7:

  The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:

                                            SIX MONTHS ENDED OCTOBER 31,

                                                2003            2002
                                            ----------------------------
                                                   (in thousands)
Current:
  Federal                                   $      4,896    $      4,427
  State and local                                    980           1,056
                                            ----------------------------
                                                   5,876           5,483
Deferred:
  Federal                                            893            (181)
  State and local                                     (9)             46
                                            ----------------------------
                                                     884            (135)
                                            ----------------------------
                                            $      6,760    $      5,348
                                            ============================

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax liability are primarily a result of unrealized gains on the Company's trading and long-term securities portfolios.

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

    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

                                           SIX MONTHS ENDED OCTOBER 31, 2003
                                                      INVESTMENT
                                                      MANAGEMENT
                                       PUBLISHING      SERVICES        TOTAL
Revenues from external customers      $     25,637   $     15,847   $     41,484
Intersegment revenues                          106             --            106
Income from securities transactions              9          5,875          5,884
Depreciation and amortization                1,358             34          1,392
Segment operating profit                     6,583          4,833         11,416
Segment assets                              15,240        240,376        255,616
Expenditures for
 segment assets                                535              5            540

                                           SIX MONTHS ENDED OCTOBER 31, 2002
                                                      INVESTMENT
                                                      MANAGEMENT
                                       PUBLISHING      SERVICES        TOTAL
Revenues from external customers      $     26,243   $     14,648   $     40,891
Intersegment revenues                           88             --             88
Income from securities transactions             74          1,444          1,518
Depreciation and amortization                1,547             46          1,593
Segment operating profit                     7,057          4,333         11,390
Segment assets                              18,528        222,474        241,002
Expenditures for
 segment assets                                481             35            516

                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)

                                                      SIX MONTHS ENDED OCTOBER 31,
                                                          2003            2002
Revenues
Total revenues for reportable segments                $     41,590    $     40,979
Elimination of intersegment revenues                          (106)            (88)
                                                      ----------------------------
 Total consolidated revenues                          $     41,484    $     40,891
                                                      ============================

Segment profit
Total profit for reportable segments                  $     17,300    $     12,908
Less: Depreciation related to corporate assets                 (17)            (36)
                                                      ----------------------------
 Income before income taxes                           $     17,283    $     12,872
                                                      ============================

Assets
Total assets for reportable segments                  $    255,616    $    241,002
Corporate assets                                               321             908
                                                      ----------------------------
 Consolidated total assets                            $    255,937    $    241,910
                                                      ============================

CONTINGENCIES - NOTE 9:

Value Line commenced an action in New York Supreme Court against a small mutual fund company pertaining to a contemplated transaction. Value Line is seeking damages in an unspecified amount. Value Line was countersued for alleged damages in excess of $5,000,000.

Although the ultimate outcome of the litigation is subject to the inherent uncertainties of any legal proceeding, based upon Counsel's analysis of the factual and legal issues and Value Line's meritorious defenses, it is management's belief that the expected outcome of this matter will not have a material adverse effect on Value Line's consolidated results of operations and financial condition.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had liquid resources, which were used in its business, of $238,734,000 at October 31, 2003. In addition to $19,343,000 of working capital, the Company has long-term securities with a market value of $219,391,000, that, although classified as non-current assets, are also readily marketable should the need arise.

     The Company's cash flow from operations of $6,517,000 for the six months ended October 31, 2003 was 30% higher than fiscal 2003's cash flow of $5,030,000. The rise in cash flow from operations was primarily due to a 10% increase in total new full term subscription orders and containment of expenses. Net cash outflows of $6,906,000 from investing activities during the six months of fiscal 2004 resulted primarily from additional investments in the Company's short term equity trading portfolio. Net cash outflows of $53,789,000 for the six months of fiscal 2003 were due largely to the Company's decision during last fiscal year to re-deploy its cash and equity holdings into Government debt obligations with higher effective yields.

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

                                OPERATING RESULTS

     Net income for the six months ended October 31, 2003 of $10,523,000 or $1.05 per share was 40% above income of $7,524,000 or $0.75 per share in fiscal 2003. Net income of $5,525,000 for the second quarter of fiscal 2004 was 22% higher than income of $4,524,000 for the second quarter last fiscal year. Income from securities transactions for the first six months of fiscal 2004 rose $4,366,000 above income for the same period of fiscal 2003. Total shareholders' equity of $204,374,000 at October 31, 2003, has increased $8,996,000 or approximately 5% from April 30, 2003.

     Subscription revenues of $25,637,000 were 2% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year's was primarily a result of the 3% decline in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which included VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, THE VALUE LINE 600, THE VLIS SMALL AND MID-CAP STOCK EDITION, AND VALUE LINE SELECT. Recently, the Company experienced an increase in subscription activity with total new full term subscription orders rising 10% from the level during the first six months of the prior fiscal year. Investment management fees and services revenues of $15,847,000 for the six months ended October 31, 2003 were 8% above the prior fiscal year's revenues of $14,648,000.

     Operating expenses for the six months ended October 31, 2003 of $30,085,000 were 2% above last year's expenses of $29,537,000. Total advertising and promotional expenses of $10,590,000 were 6% above the prior year's expenses of $10,002,000 primarily due to higher postage rates and additional costs associated with marketing two of the Company's equity mutual funds. Salaries and employee benefit expenses of $10,897,000 were 2% above expenses of $10,675,000 recorded in the prior fiscal year. Production and distribution costs for the six months ended October 31, 2003 of $4,403,000 were 9% below expenses of $4,837,000 for the six months ended October 31, 2002 primarily due to lower paper printing and distribution costs that resulted from a migration in circulation from print products to electronic version of our products and management's decision to discontinue sending out print copies of the Reference Library to trial subscribers of THE VALUE LINE INVESTMENT SURVEY AND THE VLIS SMALL AND MID-CAP STOCK EDITION. Office and administrative expenses of $4,195,000 were 4% above last year's expenses of $4,023,000. The net increase in administrative expenses resulted primarily from higher professional fees and an increase in rent expenses.

     The Company's securities portfolios produced a gain of $5,884,000 for the six months ended October 31, 2003, which was 288% above the gain of $1,518,000 for the same period of last fiscal year. The Company's trading portfolio produced a gain of $2,979,000 during the six months ended October 31, 2003 versus losses of $946,000 during the same period of last fiscal year. Other than the effect from sales of fixed income securities to realign their maturity dates that resulted in capital gains of $591,000 during fiscal 2004, the value of the Company's long-term securities portfolio has been fairly stable. Income from securities transactions for the six months ended October 31, 2003 also included dividend and interest income of $2,305,000 and capital gains of $586,000 from sales of securities from the Company's long-term portfolio of equity and fixed income securities. This compares to dividend and interest income of $1,947,000 and capital gains of $529,000 from sales of securities from the Company's long-term portfolio for the same period of last fiscal year.

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

                                VALUE LINE, INC.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.


                                Value Line, Inc.
                                    (Registrant)


Date:  December 15, 2003            By: s/Jean Bernhard Buttner
                                    ---------------------------
                                    Jean Bernhard Buttner
                                    Chairman & Chief Executive Officer


Date:  December 15, 2003            By: s/Stephen R. Anastasio
                                    --------------------------
                                    Stephen R. Anastasio
                                    Chief Financial Officer


Date:  December 15, 2003            By: s/ David T. Henigson
                                    ------------------------
                                    David T. Henigson
                                    Vice President and Treasurer