Form 10-Q
period 2004-01-31
VALUE LINE INC
filed 2004-03-16
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2004                Commission file number 0-11306
                                                                         -------

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


          CLASS                             OUTSTANDING AT JANUARY 31, 2004
          -----                             -------------------------------

Common stock, $.10 par value                         9,981,600 SHARES

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 JAN. 31,         APRIL 30,
                                                                   2004             2003
                                                               ------------    ------------
Assets
Current Assets:
  Cash and cash equivalents (including short term
   investments of $13,781 and $9,774, respectively)            $     14,242    $     10,217
  Trading securities                                                 22,413           3,093
  Accounts receivable, net of allowance for doubtful
   accounts of $53 and $41, respectively                              3,109           2,846
  Receivable from affiliates                                          2,578           2,310
  Prepaid expenses and other current assets                             926           1,244
  Deferred income taxes                                                  48              48
                                                               ------------    ------------
    Total current assets                                             43,316          19,758

  Long term securities                                              210,728         216,063
  Property and equipment, net                                         6,675           7,393
  Capitalized software and other intangible assets, net               3,003           3,600
                                                               ------------    ------------
    Total assets                                               $    263,722    $    246,814
                                                               ============    ============
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable and accrued liabilities                     $      2,690    $      2,852
  Accrued salaries                                                    1,410           1,390
  Dividends payable                                                   2,495           2,495
  Accrued taxes payable                                                 850             613
                                                               ------------    ------------
    Total current liabilities                                         7,445           7,350

  Unearned revenue                                                   39,508          38,579
  Deferred income taxes                                               7,955           5,157
  Deferred charges                                                      350             350

Shareholders' Equity:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                   1,000           1,000
  Additional paid-in capital                                            991             991
  Retained earnings                                                 191,710         183,768
  Treasury stock, at cost (18,400 shares on 1/31/04,
   and 4/30/03)                                                        (354)           (354)
  Accumulated other comprehensive income, net of tax                 15,117           9,973
                                                               ------------    ------------
    Total shareholders' equity                                      208,464         195,378
                                                               ------------    ------------
    Total liabilities and shareholders' equity                 $    263,722    $    246,814
                                                               ============    ============

The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               JAN. 31,                     JAN. 31,
                                                         2004           2003           2004           2003
                                                     ------------   ------------   ------------   ------------
Revenues:
  Investment periodicals and
   related publications                              $     13,132   $     13,352   $     38,769   $     39,595
  Investment management fees & svcs                         8,211          7,801         24,058         22,449
                                                     ------------   ------------   ------------   ------------
    Total revenues                                         21,343         21,153         62,827         62,044
                                                     ------------   ------------   ------------   ------------
Expenses:
  Advertising and promotion                                 5,529          5,483         16,119         15,485
  Salaries and employee benefits                            5,386          5,274         16,283         15,949
  Production and distribution                               2,160          2,299          6,563          7,136
  Office and administration                                 2,228          2,199          6,423          6,222
                                                     ------------   ------------   ------------   ------------
    Total expenses                                         15,303         15,255         45,388         44,792
                                                     ------------   ------------   ------------   ------------

Income from operations                                      6,040          5,898         17,439         17,252
Income from securities transactions, net                    1,627          1,810          7,511          3,328
                                                     ------------   ------------   ------------   ------------
Income before income taxes                                  7,667          7,708         24,950         20,580
Provision for income taxes                                  2,763          2,037          9,523          7,385
                                                     ------------   ------------   ------------   ------------
    Net income                                       $      4,904   $      5,671   $     15,427   $     13,195
                                                     ============   ============   ============   ============

Earnings per share, basic & fully diluted            $       0.49   $       0.57   $       1.55   $       1.32
                                                     ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS
                                                                                          ENDED
                                                                                JAN. 31,       JAN. 31,
                                                                                  2004           2003
                                                                              ------------   ------------
Cash flows from operating activities:
  Net income                                                                  $     15,427   $     13,195

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                      2,009          2,424
  Gains on sales of trading securities and
  securities available for sale                                                     (1,924)          (379)
  Unrealized (gains)/losses on trading securities                                   (2,340)           129
  Deferred income taxes                                                                642           (525)
  Other                                                                                100             --

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                                             929           (908)
   Decrease in deferred charges                                                       (207)          (207)
   Increase in accounts payable and accrued expenses                                    45            192
   Increase/(decrease) in accrued salaries                                              20           (254)
   Decrease in accrued taxes payable                                                  (405)           (17)
   Decrease in prepaid expenses and other current assets                               318             43
   Increase in accounts receivable                                                    (263)          (602)
   Increase in receivable from affiliates                                             (268)          (100)
                                                                              ------------   ------------
    Total adjustments                                                               (1,344)          (204)
                                                                              ------------   ------------
Net cash provided by operations                                                     14,083         12,991

Cash flows from investing activities:
  Proceeds from sales of long term securities                                        2,094         19,595
  Purchases of long term securities                                                 (1,152)        (4,772)
  Proceeds from sales of fixed income securities                                    62,329         50,526
  Purchases of fixed income securities                                             (49,382)      (145,717)
  Proceeds from sales of trading securities                                         22,203          3,536
  Purchases of trading securities                                                  (37,871)        (2,035)
  Acquisition of property and equipment                                               (200)          (160)
  Expenditures for capitalized software                                               (594)          (541)
                                                                              ------------   ------------
Net cash (used in) investing activities                                             (2,573)       (79,568)

Cash flows from financing activities:
  Proceeds from sales of treasury stock                                                 --             45
  Dividends paid                                                                    (7,485)        (7,485)
                                                                              ------------   ------------
Net cash used in financing activities                                               (7,485)        (7,440)
                                                                              ------------   ------------
Net increase/(decrease) in cash and cash equivalents                                 4,025        (74,017)
Cash and cash equivalents at beginning of year                                      10,217        117,401
                                                                              ------------   ------------
Cash and cash equivalents at end of period                                    $     14,242   $     43,384
                                                                              ============   ============

The accompanying notes are an integral part of these financial statements.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                COMMON STOCK
                                                                                                         ACCUMULATED
                                   NUMBER              ADDITIONAL                                           OTHER
                                     OF                 PAID-IN    TREASURY  COMPREHENSIVE   RETAINED   COMPREHENSIVE
                                   SHARES     AMOUNT    CAPITAL      STOCK       INCOME      EARNINGS      INCOME        TOTAL
                                 ----------  --------  ----------  --------  -------------  ----------  -------------  ----------
Balance at April 30, 2003         9,981,600  $  1,000  $      991  $   (354)                $  183,768  $       9,973  $  195,378

Comprehensive income
 Net income                                                                  $      15,427      15,427                     15,427
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                             5,144                      5,144       5,144
                                                                             -------------
Comprehensive income                                                         $      20,571
                                                                             =============
Dividends declared                                                                              (7,485)                    (7,485)
                                 ----------  --------  ----------  --------                 ----------  -------------  ----------
Balance at January 31, 2004       9,981,600  $  1,000  $      991  $   (354)                $  191,710  $      15,117  $  208,464
                                 ==========  ========  ==========  ========                 ==========  =============  ==========

The accompanying notes are an integral part of these financial statements.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                COMMON STOCK
                                                                                                         ACCUMULATED
                                   NUMBER              ADDITIONAL                                           OTHER
                                    OF                  PAID-IN    TREASURY  COMPREHENSIVE   RETAINED   COMPREHENSIVE
                                  SHARES      AMOUNT    CAPITAL     STOCK        INCOME      EARNINGS       INCOME       TOTAL
                                 ----------  --------  ----------  --------  -------------  ----------  -------------  ----------
Balance at April 30, 2002         9,980,125  $  1,000  $      975  $   (383)                $  173,760  $      20,653  $  196,005

Comprehensive income
 Net income                                                                  $      13,195      13,195                     13,195
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           (11,535)                   (11,535)    (11,535)
                                                                             -------------
Comprehensive income                                                         $       1,660
                                                                             =============
Exercise of stock options             1,475                    16        29                                                    45

Dividends declared                                                                              (7,485)                    (7,485)
                                 ----------  --------  ----------  --------                 ----------  -------------  ----------
Balance at January 31, 2003       9,981,600  $  1,000  $      991  $   (354)                $  179,470  $       9,118  $  190,225
                                 ==========  ========  ==========  ========                 ==========  =============  ==========

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

Cash and Cash Equivalents:
For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2004 and April 30, 2003, cash equivalents included $12,077,000 and $4,979,000 respectively, invested in the Value Line money market funds.

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

Marketable Securities - Note 2:

Trading Securities:
Securities held by the Company had an aggregate cost of $19,888,000 and a market value of $22,413,000 at January 31, 2004, and an aggregate cost of $2,908,000 and a market value of $3,093,000 at April 30, 2003. The proceeds from sales of trading securities were $22,179,000 and the related gain on these sales was $1,285,000.

Long-Term Securities:
Equity Securities Available for Sale:
The aggregate cost of the long term equity securities, which are primarily invested in the Value Line mutual funds, was $30,441,000 and the market value was $54,157,000 at January 31, 2004. The aggregate cost of the long term equity securities at April 30, 2003 was $31,366,000 and the market value was $45,150,000. For the nine months ended January 31, 2004, the increase in gross unrealized appreciation on these securities of $9,914,000, net of deferred taxes of $3,470,000, was included in shareholders' equity.

During the nine months of fiscal 2004, the Company sold various securities from its long term equity securities portfolio. The proceeds from sales of equity securities were $2,094,000 and the related gain on these sales was $21,000, which included $27,000 of capital gain distributions the Company received from the Value Line family of mutual funds. This compares to proceeds of $19,595,000 and the related gain of $734,000 on sales from the long term equity securities portfolio, which included capital gain distributions from the Value Line mutual funds of $611,000 for the nine months ended January 31, 2003.

Government Debt Securities:
The Company's investments in debt securities are available for sale and valued at market value. The aggregate cost and fair value at January 31, 2004 for U.S. government debt securities classified as available for sale were as follows:

                                                          (IN THOUSANDS)
                                             HISTORICAL                GROSS UNREALIZED
MATURITY                                        COST      FAIR VALUE    HOLDING LOSSES
---------------------------------------------------------------------------------------
Due in 1-2 years                             $   62,969   $   62,721   $           (248)
Due in 2-5 years                                 94,034       93,850               (184)
                                             ------------------------------------------
Total investment in debt securities          $  157,003   $  156,571   $           (432)
                                             ==========================================

The aggregate cost and fair value at April 30, 2003 for U.S. government debt securities classified as available for sale were as follows:

                                                           (IN THOUSANDS)
                                              HISTORICAL                 GROSS UNREALIZED
MATURITY                                         COST      FAIR VALUE      HOLDING GAINS
-----------------------------------------------------------------------------------------
Due in 1-2 years                             $   104,401   $   104,718   $            317
Due in 2-5 years                                  64,953        66,195              1,242
                                             --------------------------------------------
Total investment in debt securities          $   169,354   $   170,913   $          1,559
                                             ============================================

The average yield on the U.S. Government debt securities held to maturity at January 31, 2004 and April 30, 2003 was 2.41% and 3.36%, respectively.

During the nine months of fiscal 2004 the decrease in unrealized holding gains of $1,991,000 net of deferred taxes of $697,000 was included in shareholders' equity.

Proceeds from sales of long-term fixed income securities during the nine months ended January 31, 2004 were $62,329,000 and the related gain on sales was $591,000. This compares to proceeds of $50,526,000 and the related gain of $544,000 from sales of long term debt securities for the nine months ended January 31, 2003.

Supplemental Disclosure of Cash Flow Information - Note 3:

Cash payments for income taxes were $9,320,000 and $7,504,000 during the nine months ended January 31, 2004 and 2003, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statement of Income for the nine months ended January 31, 2004 and 2003, was $880,000 and $805,000, respectively.

Comprehensive Income - Note 5:

Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. At January 31, 2004 and 2003, the Company held long term equity and long term fixed income securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. For the nine months ended January 31, 2004, increases in gross unrealized gains on these securities were $7,923,000 and the increases in related deferred taxes were $2,773,000. The decreases during the nine months of fiscal 2003 in gross unrealized gains on these securities and the related deferred taxes were $17,747,000 and $6,212,000, respectively.

Related Party Transactions - Note 6:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 (rule 12b-1) from all but two of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the nine months ended January 31, 2004 and 2003, investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $22,952,000 and $21,244,000, respectively. These amounts include service and distribution fees of $7,205,000 and $5,658,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,488,000 and $2,249,000 at January 31, 2004 and April 30, 2003, respectively.

For the nine months ended January 31, 2004 and 2003, the Company was reimbursed $365,000 and $371,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At January 31, 2004 and April 30, 2003, Receivable from affiliates included a receivable from the Parent of $50,000 and $45,000 respectively.

Federal, State and Local Income Taxes - Note 7:

  The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:

                                           NINE MONTHS ENDED JANUARY 31,

                                                   2004         2003
                                             -----------------------
                                                   (in thousands)
Current:
  Federal                                    $    7,392   $    5,844
  State and local                                 1,489        1,569
                                             -----------------------
                                                  8,881        7,413
Deferred:
  Federal                                           649         (126)
  State and local                                    (7)          98
                                             -----------------------
                                                    642          (28)
                                             -----------------------
                                             $    9,523   $    7,385
                                             =======================

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

    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

                                                      NINE MONTHS ENDED JANUARY 31, 2004
                                                                     INVESTMENT
                                                                     MANAGEMENT
                                                    PUBLISHING         SERVICES            TOTAL
Revenues from external customers                $       38,769   $       24,058   $       62,827
Intersegment revenues                                      180               --              180
Income from securities transactions                          3            7,508            7,511
Depreciation and amortization                            1,944               45            1,989
Segment operating profit                                 9,445            8,014           17,459
Segment assets                                          14,143          249,272          263,415
Expenditures for
 segment assets                                            789                5              794

                                                        NINE MONTHS ENDED JANUARY 31, 2003
                                                                     INVESTMENT
                                                                     MANAGEMENT
                                                    PUBLISHING         SERVICES            TOTAL
Revenues from external customers                $       39,595   $       22,449   $       62,044
Intersegment revenues                                      150               --              150
Income from securities transactions                         38            3,290            3,328
Depreciation and amortization                            2,275               60            2,335
Segment operating profit                                 9,719            7,570           17,289
Segment assets                                          18,209          225,126          243,335
Expenditures for
 segment assets                                            666               35              701

                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)

                                                                  NINE MONTHS ENDED JANUARY 31,
                                                                      2004             2003
Revenues
Total revenues for reportable segments                           $       63,007   $       62,194
Elimination of intersegment revenues                                       (180)            (150)
                                                                 -------------------------------
  Total consolidated revenues                                    $       62,827   $       62,044
                                                                 ===============================
Segment profit
Total profit for reportable segments                             $       24,970   $       20,617
Less: Depreciation related to corporate assets                              (20)             (37)
                                                                 -------------------------------
  Income before income taxes                                     $       24,950   $       20,580
                                                                 ===============================
Assets
Total assets for reportable segments                             $      263,415   $      243,335
Corporate assets                                                            307              886
                                                                 -------------------------------
  Consolidated total assets                                      $      263,722   $      244,221
                                                                 ===============================

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

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                         LIQUIDITY AND CAPITAL RESOURCES


     The Company had liquid resources, which were used in its business, of $246,599,000 at January 31, 2004. In addition to $35,871,000 of working capital, the Company has long-term securities with a market value of $210,728,000, that, although classified as non-current assets, are also readily marketable should the need arise.

     The Company's cash flow from operations of $14,083,000 for the nine months ended January 31, 2004 was 8% higher than fiscal 2003's cash flow of $12,991,000. The rise in cash flow from operations was primarily due to a 7% increase in total new full term subscription orders, an increase of 7% in the Company's investment management business, and containment of expenses. Net cash outflows of $2,573,000 from investing activities during the nine months of fiscal 2004 resulted primarily from additional investments in the Company's short term equity trading portfolio. Net cash outflows for investing activities for the nine months of fiscal 2003 were due largely to the Company's decision last fiscal year to re-deploy its cash and equity holdings into Government debt obligations with higher effective yields.

     From time to time, the Company's Parent has purchased additional shares of Value Line, Inc. in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future.

     Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2004.


                                OPERATING RESULTS

     Net income for the nine months ended January 31, 2004 of $15,427,000 or $1.55 per share was 17% above income of $13,195,000 or $1.32 per share in fiscal 2003. Net income for the third quarter ended January 31, 2004 of $4,904,000 or $0.49 per share compared with net income of $5,671,000 or $0.57 per share for the same period of the prior fiscal year. Operating income of $17,439,000 for the nine months ended January 31, 2004 was 1% above operating income for the same period of last fiscal year. Operating income of $6,040,000 during the third quarter of fiscal 2004 was 2% higher than operating income for the third quarter of fiscal 2003. Income from securities transactions for the nine months of fiscal 2004 rose $4,183,000 above income for the same period of fiscal 2003. Revenues of $62,827,000 for the nine months ended January 31, 2004 were

1% above revenues in the prior fiscal year. Total shareholders' equity of $208,464,000 at January 31, 2004, has increased $13,086,000 or approximately 7% from April 30, 2003.

     Subscription revenues of $38,769,000 for the nine months ended January 31, 2004 were 2% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year's was primarily a result of the 3% decline in revenues from THE VALUE LINE INVESTMENT SURVEY and related products, which included VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, THE VALUE LINE 600, THE VLIS SMALL AND MID-CAP STOCK EDITION, AND VALUE LINE SELECT. Since April 2003, the Company experienced an increase in subscription activity with total new full term subscription orders rising 7% from the level during the nine months of the prior fiscal year. Investment management fees and services revenues of $24,058,000 for the nine months ended January 31, 2004 were 7% above the prior fiscal year's revenues of $22,449,000.

     Operating expenses for the nine months ended January 31, 2004 of $45,388,000 were 1.3% above last year's expenses of $44,792,000. Total advertising and promotional expenses of $16,119,000 were 4% above the prior year's expenses of $15,485,000 primarily due to additional costs associated with marketing two of the Company's equity mutual funds, higher discount brokerage fees related to sales of the Value Line mutual funds shares, and increased postal expenses for direct mail. Salaries and employee benefit expenses of $16,283,000 were 2% above expenses of $15,949,000 recorded in the prior fiscal year. Production and distribution costs for the nine months ended January 31, 2004 of $6,563,000 were 8% below expenses of $7,136,000 for the nine months ended January 31,2003 primarily due to lower paper printing and distribution costs that resulted from a migration in circulation from print products to electronic version of our products and management's decision to discontinue sending out print copies of the Reference Library to trial subscribers of THE VALUE LINE INVESTMENT SURVEY AND THE VLIS SMALL AND MID-CAP STOCK EDITION. Office and administrative expenses of $6,423,000 were 3% above last year's expenses of $6,222,000. The net increase in administrative expenses resulted primarily from higher rent expenses resulting from scheduled increases, higher bank collection fees associated with an increase in the Company's publishing credit card business, and increases in professional fees.

     The Company's securities portfolios produced a gain of $7,511,000 for the nine months ended January 31, 2004, which was 126% above the gain of $3,328,000 for the same period of last fiscal year. The Company's trading portfolio produced a gain of $3,634,000 during the nine months ended January 31, 2004 versus losses of $1,080,000 during the same period of last fiscal year. Income from securities transactions for the nine months ended January 31, 2004 also included dividend and interest income of $3,349,000 and capital gains of $613,000 from sales of securities from the Company's long-term portfolio of equity and fixed income securities. This compares to dividend and interest income of $3,135,000 and capital gains of $1,280,000 from sales of securities from the Company's long-term portfolio for the same period of last fiscal year.

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

                                VALUE LINE, INC.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Value Line, Inc.
                                       (Registrant)


Date:  March 16, 2004               By:  s/Jean Bernhard Buttner
                                         -------------------------
                                         Jean Bernhard Buttner
                                         Chairman & Chief Executive Officer


Date:  March 16, 2004               By:  s/Stephen R. Anastasio
                                         -------------------------
                                         Stephen R. Anastasio
                                         Chief Financial Officer


Date:  March 16, 2004               By:  s/ David T. Henigson
                                         -------------------------
                                         David T. Henigson
                                         Vice President and Treasurer