Form 10-K
period 2004-04-30
VALUE LINE INC
filed 2004-07-28
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            /X/ Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2004

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

       The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at June 16, 2004, was $52,340,000. There were 9,981,600 shares of the registrant's Common Stock outstanding at June 16, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

       None

                                     Part I

Item 1. BUSINESS.

       Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). As of June 16, 2004, AB & Co. owned approximately 86% of the Company's issued and outstanding common stock.

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

       The Company is the investment adviser for the Value Line Family of Mutual Funds, which on April 30, 2004, included 14 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

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

A.     Investment Information and Publications.

       VLP publishes investment related publications and produces electronic products described below:

       l.  Publications:

       The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. A combined Index on our Web site allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered in the Small and Mid-Cap Edition and in the standard edition of The Value Line Investment Survey. Two of the more important evaluations for each stock covered are "Timeliness(TM)" and "Safety(TM)." Timeliness(TM) relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based primarily on the issuer's relative financial strength and its stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 104 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant.

       The Small and Mid-Cap Edition of The Value Line Investment Survey is a weekly publication introduced in 1995 that provides detailed descriptions of approximately 1,800 small- and medium-capitalization stocks, many listed on NASDAQ, beyond the 1,700 stocks of larger-capitalization companies traditionally covered in The Value Line Investment Survey - Standard Edition. Like The Value Line Investment Survey, the Small and Mid-Cap Edition has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey. A combined Index, published semiannually, allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered.

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

       The principal difference between the Small and Mid-Cap Edition and The Value Line Investment Survey's Standard Edition is that the Small and Mid-Cap Edition does not include Value Line's financial forecasts or analysts' comments. Nor does the Small & Mid-Cap Edition include a Selection & Opinion section. These modifications allow VLP to offer this service at a relatively low price.

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

       2.  Electronic Products:

       Value Line Investment Analyzer 3.9 on CD-ROM is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 300 data fields for about 8,000 stocks, industries and indices, including the 1,700 stocks covered in VLP's benchmark publication, The Value Line Investment Survey. The product was introduced in June 1996. The latest version has major enhancements to the user interface and the ability for users to update data from the Company's Internet site (www.valueline.com). New features are added continuously.

       Value Line Investment Analyzer 3.9 provides over 300 search fields and more than 100 charting and graphing variables for comparative research. In addition to containing digital replicas of the entire Value Line Investment Survey, the Windows version includes daily data updates through its seamless integration with the Value Line Web site (www.valueline.com). The software includes a portfolio module that lets users create and track their own stock portfolios and ten years of historical financial data for scrutinizing performance, risk and yield.

       Value Line Mutual Fund Survey FOR WINDOWS(R), a monthly CD-ROM product with weekly internet updates, is the electronic version of the Value Line Mutual Fund Survey. The program features powerful sorting, filtering and portfolio analysis. Version 2 was introduced in 1998, with added features such as style attribution analysis, portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets to differentiate it from the competition.

       Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

       Value Line DataFile contains current and historic annual and quarterly financial records for about 8,000 active companies and over 5,000 companies that no longer exist in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities brokers. DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold to the institutional market. Value Line DataFile II, which includes less historical data is also available. This version complies with Microsoft Access format for small businesses. During fiscal 1997, Value Line introduced the Value Line Mutual Fund DataFile. It covers over 15,000 mutual funds with up to 20 years of historical data which consists of almost 200 data fields. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial performance and projections of stock-price ranges on companies covered in the Value Line Investment Survey, as well as a Convertible Securities File and custom services.

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

       A new internet-only service, the Value Line Research Center, includes on-line access to the Company's leading publications covering stocks, mutual funds, options and convertible securities as well as special situation stocks. This service includes full subscriptions to The Value Line Investment Survey, The Value Line Mutual Fund Survey, The Value Line Daily Options Survey, The Value Line Investment Survey Small and Mid-Cap Edition, The Value Line Convertibles Survey, The Special Situations Service, Value Line ETF Survey, The Value Line No Load Fund Advisor, Value Line 600 and Value Line Select.

B.     Investment Management.

       As of April 30, 2004, the Company was the investment adviser for 14 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, acts as principal underwriter and distributor for the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets. Shareholder services for the Value Line Funds are provided by Boston Financial Data Services, an unaffiliated entity associated with State Street Bank and Trust Company.

Total net assets of the Value Line Funds at April 30, 2004, were:

                                                                    (IN THOUSANDS)
       The Value Line Fund, Inc.                                     $   198,674
       Value Line Income and Growth Fund, Inc.                           209,817
       The Value Line Special Situations Fund, Inc.                      320,743
       Value Line Leveraged Growth Investors, Inc.                       317,851
       The Value Line Cash Fund, Inc.                                    301,373
       Value Line U.S. Government Securities Fund, Inc.                  126,019
       Value Line Centurion Fund, Inc.                                   339,953
       The Value Line Tax Exempt Fund, Inc.                              141,787
       Value Line Convertible Fund, Inc.                                  43,495
       Value Line Aggressive Income Trust                                 61,966
       Value Line New York Tax Exempt Trust                               26,257
       Value Line Strategic Asset Management Trust                       778,119
       Value Line Emerging Opportunities Fund, Inc.                      260,647
       Value Line Asset Allocation Fund, Inc.                            144,682
                                                                     -----------
                                                                     $ 3,271,383
                                                                     ===========

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

       3.  Value Line Securities, Inc.:

       Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). VLS effects brokerage transactions in exchange-listed securities for certain of the Value Line Funds, clearing such transactions on a fully disclosed basis through unaffiliated broker-dealers who receive a portion of the gross commissions. The Company receives service and distribution fees, pursuant to SEC rule 12b-1, from certain Value Line Funds which are used to offset marketing and distribution costs for these funds.

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

THE VALUE LINE STRATEGY TRUST SERIES I: The Company has licensed for a fee certain trademarks and proprietary information for a series of unit investment trusts, THE VALUE LINE STRATEGY TRUST SERIES I. The fundamental strategy for this Trust and future Trusts in this series is to invest in the 100 Rank #1 stocks and maintain a static portfolio position in these 100 stocks for a fourteen-month period. At the end of the fourteen months the portfolio will be liquidated and the investors will be invited to reinvest their distribution in the next available VALUE LINE STRATEGY TRUST SERIES . These unit investment trusts are sold by an extensive network of brokerage firms and provide publicity for the ranking system within the brokerage industry. As of April 30, 2004, total assets of approximately $25,000,000 had been invested in these Trusts. VALUE LINE TARGET 25 PORTFOLIO: The fundamental strategy for this Trust and future Trusts in this series is to invest in a selected 25 stocks of the 100 Rank #1 stocks and maintain a static portfolio position in these 25 stocks for a thirteen-month period. At the end of the thirteen months the portfolio is liquidated and the investors are invited to reinvest their distribution in the next available VALUE LINE TARGET 25 PORTFOLIO. First Trust Portfolios, the underwriter of this UIT, has indicated that it intends to introduce a new UIT series every month. These unit investment trusts are sold by an extensive network of brokerage firms and provide a unique exposure for the ranking system within the brokerage industry. As of April 30, 2004, aggregate assets of over $321,000,000 had been invested in these Trusts.

THE TARGET VIP PORTFOLIOS: These are UIT products sponsored by First Trust Portfolios which use as a component of their portfolio strategy the Value Line Target 25 strategy. As of April 30, 2004, $142,000,000 was invested in these trusts.

CLOSED-END FUND PRODUCT OFFERINGS

THREE ESTABLISHED PRODUCTS

I. FIRST TRUST VALUE LINE 100 CLOSED-END TRUST - PORTFOLIO BASED ON VALUE LINE TIMELINESS 100 RANK #1 STRATEGY

This closed-end fund, sponsored by First Trust Portfolios-(formerly known as Nike Securities) -, was completed on June 12, 2003. The Fund's objective is to provide capital appreciation. It seeks to outperform the S&P 500 Index by adhering to a disciplined strategy of investing in a diversified portfolio of the 100 common stocks Ranked #1 in Value Line's Timeliness Ranking System. The Fund is listed on the American Stock Exchange, a dominant trading arena for closed-end funds, and is trading with the symbol FVL.

TOTAL ASSETS CURRENTLY ATTRIBUTABLE TO THIS CLOSED-END FUND PRODUCT ARE APPROXIMATELY $305 MILLION AS OF APRIL 30, 2004.

II. FIRST TRUST VALUE LINE DIVIDEND CLOSED-END TRUST - PORTFOLIO BASED ON LARGE-CAP STOCKS SELECTED AS RANK #1 AND #2 BY VALUE LINE'S SAFETY RANK STRATEGY

This closed-end fund, sponsored by First Trust Portfolios was completed on August 26, 2003 and raised total assets of $465 million. The Fund's investment objective is to provide total return through a combination of current income and capital appreciation. The Fund seeks to accomplish its investment objective by investing in common stocks with minimum market cap of $1 billion that pay above average dividends and have the potential for capital appreciation. The Fund is listed on the American Stock Exchange, a dominant trading arena for closed-end funds, and is trading with the symbol FVD.

TOTAL ASSETS CURRENTLY ATTRIBUTABLE TO THIS CLOSED-END FUND PRODUCT ARE APPROXIMATELY $422 MILLION AS OF APRIL 30, 2004.

III. FIRST TRUST VALUE LINE & IBBOTSON EQUITY ALLOCATION FUND

This closed-end fund, sponsored by First Trust Portfolios, was completed during the month of April 2004, as a closed-end management investment company. The Allocation Fund will own a subset of the #1 and #2 ranked stocks per the Value Line Timeliness(TM), Safety(TM), and Technical(TM) Ranking Systems. The Trust closed April 27, 2004 and raised $120 million. The Fund is listed on the American Stock Exchange, and is trading with the symbol FVD.

TOTAL ASSETS CURRENTLY ATTRIBUTABLE TO THIS CLOSED-END FUND PRODUCT ARE APPROXIMATELY $124 MILLION AS OF APRIL 30, 2004.

TOTAL ASSETS CURRENTLY ATTRIBUTABLE TO ALL THREE CLOSED-END FUND PRODUCTS ARE APPROXIMATELY $851 MILLION.

E.     Investments.

       From time to time, the Company invests in the Value Line Funds, long term fixed income government obligations and in other marketable securities.

F.     Employees.

       At April 30, 2004, the Company and its subsidiaries employed 249 people.

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

G.     Assets.

       The Company's assets identifiable to each of its principal business segments were as follows:

                                                                   APRIL 30,
                                                        2004                       2003
                                                                (IN THOUSANDS)
       Investment Periodicals
           & Related Publications                    $  14,592                  $  18,648
       Investment Management                            74,786                    227,786
       Corporate Assets(1)                             177,546                        380
                                                     ---------                  ---------
                                                     $ 266,924                  $ 246,814

(1) Corporate Assets have increased by $177,173,000 at April 30, 2004 in preparation for payment in May 2004 of the Company's ordinary dividend of $.25 per share and a special dividend declared by the Board of Directors during April 2004 of $17.50 per share.

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

I.     Executive Officers.

       The following table lists the names, ages (at June 16, 2004), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Each of the following has held an executive position with the companies indicated for at least five years.

NAME                                AGE     PRINCIPAL OCCUPATION OR EMPLOYMENT
---------------------               -----   -----------------------------------
Jean Bernhard Buttner               69      Chairman of the Board, President and Chief Executive
                                            Officer of the Company and AB&Co.  Chairman of the
                                            Board and President of each of the Value Line Funds.

Samuel Eisenstadt                   81      Senior Vice President and Research Chairman.

David T. Henigson                   46      Vice President and Treasurer;
                                            Director of Compliance and Internal Audit;
                                            Vice President, Secretary, Treasurer
                                            and Chief Compliance Officer of each
                                            of the Value Line Funds; Vice
                                            President of AB&Co.

Howard A. Brecher                   50      Vice President and Secretary;
                                            Vice President, Secretary, Treasurer and General Counsel
                                            of AB&Co.

Stephen R. Anastasio                45      Chief Financial Officer; Corporate Controller.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, 2004.

                                     Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       The Registrant's Common Stock is traded on the over-the-counter market. The approximate number of record holders of the Registrant's Common Stock at April 30, 2004 was 63. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:

                                                                                  DIVIDEND
                                  HIGH                          LOW               DECLARED
QUARTER ENDED              BID           ASKED           BID           ASKED      PER SHARE
July 31, 2002           $ 48.7600      $ 49.2500     $ 37.8600       $ 38.8990    $   .25
October 31, 2002          44.6900        46.9800       37.5000         38.7000        .25
January 31, 2003          45.9600        46.9600       37.4400         38.0000        .25
April 30, 2003          $ 48.3500      $ 49.0100     $ 44.7000       $ 44.9600    $   .25

July 31, 2003           $ 54.7900      $ 55.7700     $ 45.6600       $ 46.0000     $   .25
October 31, 2003          50.1600        51.5000       47.6900         48.1000         .25
January 31, 2004          50.8100        50.9900       48.1000         49.0000         .25
April 30, 2004          $ 66.5200      $ 74.2000     $ 48.1000       $ 48.6000     $ 17.75

Item 5(c).  PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED
            PURCHASERS.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                 (c) TOTAL NUMBER OF          (d) MAXIMUM NUMBER
                          (a) TOTAL                                SHARES (OR UNITS)        (OR APPROXIMATE DOLLAR
                          NUMBER OF          (b) AVERAGE           PURCHASED AS PART         VALUE) OF SHARES (OR
                          SHARES (OR          PRICE PAID             OF PUBLICLY             UNITS) THAT MAY YET BE
                            UNITS)            PER SHARE               ANNOUNCED               PURCHASED UNDER THE
       PERIOD             PURCHASED           (OR UNIT)            PLANS OR PROGRAMS           PLANS OR PROGRAMS
-------------------------------------------------------------------------------------------------------------------------
February 1, 2004
through February
29, 2004                      --                    --                      --                            --

March 1, 2004
through March 31,
2004                         229              $ 50.882                 618,432                     Not determined.

April 1, 2004
through April 30,
2004                          --                    --                      --                            --

Total                        229              $ 50.882                 618,432                            --


       All purchases were made by Arnold Bernhard & Co., Inc., an affiliate of the issuer, pursuant to public announcements issued on December 24, 1997, November 24, 1999 and periodically thereafter.

Item 6. SELECTED FINANCIAL DATA.

       Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

                                             YEARS ENDED APRIL 30,
                               2004       2003       2002       2001        2000
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:

  Investment
  periodicals
  and related
  publications              $  52,497  $  52,469  $  53,114  $  56,042   $  58,857

  Investment
  management
  fees and services         $  32,206  $  29,600  $  34,329  $  42,349   $  37,385

 Total revenues             $  84,703  $  82,069  $  87,443  $  98,391   $  96,242

Income from
 operations                 $  24,739  $  24,095  $  29,186  $  37,811   $  36,428

Net income                  $  20,350  $  19,987  $  20,323  $  24,091   $  33,698

Earnings per
  share, basic and
  fully diluted             $    2.04  $    2.00  $    2.04  $    2.41   $    3.38

Total assets                $ 266,924  $ 246,814  $ 268,735  $ 270,992   $ 298,198

Cash dividends
  declared per share        $   18.50  $    1.00  $    1.00  $    1.00   $    1.00

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   FISCAL 2004

                                OPERATING RESULTS

       Net income for the twelve months ended April 30, 2004 of $20,350,000 or $2.04 per share was 2% above income of $19,987,000 or $2.00 per share for the same period in fiscal 2003. Operating income of $24,739,000 for the twelve months ended April 30, 2004 was 3% above operating income of $24,095,000 for the same period of the last fiscal year. Operating income of $7,300,000 for the three months ended April 30, 2004 was 7% higher than operating income of $6,843,000 for the comparable period of the last fiscal year. Income from securities transactions for the twelve months of fiscal 2004 was 25% above income for the same period of fiscal 2003. Revenues of $84,703,000 for the twelve months ended April 30, 2004 were 3% higher than revenues of $82,069,000 in the prior fiscal year. Revenues of $21,876,000 for the fourth quarter of fiscal 2004 were 9% above revenues of $20,025,000 for the three months ended April 30, 2003.

       During fiscal 2004, the Company's stock outperformed the major market indices. Value Line, Inc.'s. stock was up 34% for the twelve months ended April 30, 2004. In April 2004, the Board of Directors of the Company declared a distribution from its Retained Earnings in the form of a special dividend of $17.50 per share or $174,678,000 to all shareholders of record as of May 7, 2004. The purpose of the dividend was to return to all shareholders, in the form of cash, a significant portion of the earnings of the Company from its successful operations over the past number of years, at a time when shareholders can enjoy the present favorable tax rates on dividends. Despite this significant distribution, Value Line remains exceptionally strong financially with $35,298,000 of Shareholders' Equity as of April 30, 2004 after declaration of the special dividend.

       Subscription revenues of $52,497,000 for the twelve months ended April 30, 2004 were approximately equal to those for the same period of the prior fiscal year. Although total revenues from all print products for the twelve months ended April 30, 2004 were down 4% since the last fiscal year, revenues from all electronic publications were up over 12% in fiscal 2004. Subscription revenues of $13,728,000 for the fourth quarter of fiscal 2004 were 7% above revenues of $12,874,000 for the three months ended April 30, 2003. While total revenues from all print products for the three months ended April 30, 2004 were level with the revenues for the fourth quarter of fiscal 2003, revenues from all electronic publications were 11% above revenues for the comparable quarter of the last fiscal year. Investment management fees and services revenues of $32,206,000 for the twelve months ended April 30, 2004 were 9% above the prior fiscal year's revenues of $29,600,000. Investment management fees and services revenues of $8,148,000 for the three months ended April 30, 2004 were 14% above the revenues of $7,151,000 recorded in the fourth quarter of fiscal 2003.

       Operating expenses for the twelve months ended April 30, 2004 of $59,964,000 were 3% above last year's expenses of $57,974,000. Total advertising and promotional expenses of $21,821,000 were 7% above the prior year's expenses of $20,418,000 primarily due to additional costs associated with marketing two of the Company's equity mutual funds, increases in media advertising, higher fund supermarket fees related to sales of the Value Line mutual funds shares, and increased postage rates for direct mail. Successful direct mail campaigns resulted in an increase in subscription activity since April 2003 with total new full term subscription orders rising 11% from the level during the twelve months of the prior fiscal year. Salaries and employee benefit expenses of $20,764,000 were 4% above expenses of $19,938,000 recorded in the prior fiscal year. Production and distribution costs for the twelve months ended April 30, 2004 of $8,733,000 were 7% below expenses of $9,400,000 for the twelve months ended April 30, 2003. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted from a migration in circulation from print to electronic versions of our products and management's decision to discontinue issuing print copies of the Reference Library to trial subscribers of THE VALUE LINE INVESTMENT SURVEY and THE VLIS SMALL AND MID-CAP STOCK EDITION. Office and administrative expenses of $8,646,000 were 5% above last year's expenses of $8,218,000. The net increase in administrative expenses was primarily due to higher rent expenses resulting from scheduled lease increases, higher bank collection fees associated with an increase in the Company's publishing credit card business, and increases in professional fees.

       The Company's securities portfolios produced a gain of $8,266,000 for the twelve months ended April 30, 2004 versus a gain of $6,626,000 for the same period of the last fiscal year. The Company's trading portfolio produced a gain of $3,008,000 during the twelve months ended April 30, 2004 versus losses of $940,000 during the same period of the last fiscal year. Income from securities transactions for the twelve months ended April 30, 2004 also included dividend and interest income of $4,259,000 and capital gains of $1,087,000 from sales of securities from the Company's long-term portfolio of equity and fixed income securities. This compares to dividend and interest income of $4,361,000 and capital gains of $3,211,000 from sales of securities from the Company's long-term portfolio for the same period of the last fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

       The Company had liquid resources, which were used in its business, of $73,790,000 at April 30, 2004. In addition to $27,433,000 of working capital, which has been reduced by the declaration of a $17.50 special dividend to all shareholders of record on May 7, 2004, the Company has long-term securities with a market value of $46,357,000, that, although classified as non-current assets, are also readily marketable should the need arise.

       The Company's cash flow from operations of $21,628,000 for the twelve months ended April 30, 2004 was 29% higher than fiscal 2003's cash flow of $16,816,000. The rise in cash flow from operations was primarily due to an 11% increase in total new full term subscription orders, an increase of 9% in the Company's investment management business and containment of expenses. Net cash inflows of $156,245,000 from investing activities during the twelve months of fiscal 2004 resulted primarily from sales of fixed income securities in preparation for payment on May 19, 2004 of a special dividend in the amount of $174,678,000. The cash inflows from investing activities were partially offset by additional investments in the Company's short-term equity trading portfolio. Net cash outflows of $114,066,000 for investing activities for the twelve months of fiscal 2003 were due largely to the Company's decision during the last fiscal year to re-deploy its cash and equity holdings into Government debt obligations with higher effective yields.

       From time to time, the Company's Parent has purchased additional shares of Value Line, Inc. in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future.

       Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2005.

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

       Operating expenses for the twelve months ended April 30, 2003 of $57,974,000 were comparable to last year's expenses of $58,257,000. Total advertising and promotional expenses of $20,418,000 were 2% above the prior year's expenses of $19,928,000. The increase in advertising expenses resulted primarily from a 9% increase in postage rates associated with the

Company's direct mail advertising for the Company's publications and the Value Line's mutual funds and an increase in discount brokerage commissions incurred for sales of Value Line's mutual funds' shares. Salaries and employee benefit expenses of $19,938,000 were 9% below expenses of $21,801,000 recorded in the prior fiscal year. Production and distribution costs for the twelve months ended April 30, 2003 of $9,400,000 were 6% above expenses of $8,831,000 for the twelve months ended April 30, 2002. The increase in production and distribution expenses resulted from an increase in the average subscription circulation and the aforemen-tioned increase in U.S. postal rates. Additionally, expenses associated with outsourcing a portion of the Company's stock and mutual fund data collection services and amortization of previously deferred costs for the development of computer software for internal use contributed to the higher production expenses. Office and administrative expenses of $8,218,000 were 7% above last year's expenses of $7,697,000. The net increase in administrative expenses compared to last year's resulted primarily from higher insurance premiums and increases in professional fees.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                                                                     ESTIMATED FAIR VALUE AFTER
                                                               HYPOTHETICAL CHANGE IN INTEREST RATES
                                                               -------------------------------------
                                                                         (bp = basis points)
                                                     FAIR         100bp        100bp        200bp        300bp
             FIXED INCOME SECURITIES                 VALUE      DECREASE     INCREASE     INCREASE     INCREASE
             -----------------------                 -----      --------     --------     --------     --------
As of April 30, 2004
Investments in securities with fixed maturities   $        1   $        1   $        1   $        1   $        1
As of April 30, 2003
Investments in securities with fixed maturities   $  170,913   $  181,299   $  161,900   $  153,116   $  144,739

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

       The table below summarizes Value Line's equity price risks as of April 30, 2004 and 2003 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

                                                         ESTIMATED
                                                      FAIR VALUE AFTER    HYPOTHETICAL PERCENTAGE
                                      HYPOTHETICAL      HYPOTHETICAL       INCREASE (DECREASE) IN
  EQUITY SECURITIES    FAIR VALUE     PRICE CHANGE    CHANGE IN PRICES      SHAREHOLDERS' EQUITY
  -----------------    ----------     ------------    ----------------    -----------------------
As of April 30, 2004   $   46,353     30% increase         $ 60,259                  39.4%
                                      30% decrease           32,447                 (39.4)%

As of April 30, 2003   $   45,150     30% increase         $ 58,695                   4.4%
                                      30% decrease           31,605                  (4.4)%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

                                                                        PAGE NUMBERS
    Reports of independent accountants                                        35
    Consolidated balance sheets--April 30, 2004 and 2003                      36
    Consolidated statements of income and retained earnings
       --years ended April 30, 2004, 2003 and 2002                            37
    Consolidated statements of cash flows
       --years ended April 30, 2004, 2003 and  2002                           38
    Consolidated statement of changes in stockholders' equity
       --years ended April 30, 2004, 2003 and 2002                            39
    Notes to the consolidated financial statements                            40
    Supplementary schedules                                                   50

                         Quarterly Results (Unaudited):
                    (in thousands, except per share amounts)

                                                INCOME                   EARNINGS
                                    TOTAL        FROM          NET         PER
                                  REVENUES    OPERATIONS     INCOME       SHARE
2004, by Quarter -
   First                         $   20,918   $    5,572   $    4,998   $     0.50
   Second                            20,566        5,827        5,525         0.55
   Third                             21,343        6,040        4,904         0.49
   Fourth                            21,876        7,300        4,923         0.50
                                 ----------   ----------   ----------   ----------
    Total                        $   84,703   $   24,739   $   20,350   $     2.04

2003, by Quarter -
   First                         $   20,505   $    4,975   $    3,000   $     0.30
   Second                            20,386        6,379        4,524         0.45
   Third                             21,153        5,898        5,671         0.57
   Fourth                            20,025        6,843        6,792         0.68
                                 ----------   ----------   ----------   ----------
    Total                        $   82,069   $   24,095   $   19,987   $     2.00

2002, by Quarter -
   First                         $   22,840   $    7,287   $    4,599   $     0.46
   Second                            21,777        7,290        5,515         0.55
   Third                             21,620        6,315        5,618         0.56
   Fourth                            21,206        8,294        4,591         0.47
                                 ----------   ----------   ----------   ----------
    Total                        $   87,443   $   29,186   $   20,323   $     2.04

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES.

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

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  NAMES OF DIRECTORS, AGE AS OF                                                 DIRECTOR
     JUNE 16, 2004 AND PRINCIPAL OCCUPATION                                         SINCE
     --------------------------------------                                        --------
Jean Bernhard Buttner* (69).  Chairman of the Board, President, and
Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc.
Chairman of the Board and President of each of the Value Line Funds.                 1982

Harold Bernard, Jr. (73).  Attorney-at-law.  Retired Administrative Law Judge,
National Labor Relations Board.  Director of Arnold Bernhard & Co., Inc.
Judge Bernard is a cousin of Jean Bernhard Buttner.                                  1982

Samuel Eisenstadt (81).  Senior Vice President and Research Chairman of the
Company.                                                                             1982

Herbert Pardes, MD (70).  President and CEO of New York- Presbyterian
Hospital.                                                                            2000

Marion Ruth (69).  Real Estate Executive.  President, Ruth Realty (real estate
broker).  Director or Trustee of each of the Value Line Funds.                       2000

Howard A. Brecher* (50).  Vice President of the Company since 1996 and
Secretary since 1992; Secretary, Treasurer and General Counsel of
Arnold Bernhard & Co., Inc. since 1991, Director since 1992 and
Vice President since 1994.                                                           1992

David T. Henigson* (46).  Vice President of the Company since 1992 and
Treasurer since 1994; Director of Compliance and Internal Audit of the
Company since 1988; Vice President of each of the Value Line Funds since
1992 and Secretary and Treasurer since 1994; Vice President and
Director of Arnold Bernhard & Co., Inc. since 1992.                                  1992

Edgar A. Buttner (41).  Postdoctoral Fellow, Harvard University since
2003; Research Associate, McLean Hospital, 2002-2003; Postdoctoral
Fellow, Massachusetts Institute of Technology, 1997-2001; Director of
Arnold Bernhard & Co., Inc.  Dr. Buttner is the son of Jean Bernhard Buttner.        2003

Marianne Asher (38).  Private investor, graduate somatic counselor; Director of
Arnold Bernhard & Co., Inc.  Mrs. Asher is a daughter of Jean Bernhard Buttner.      2004

*   Member of the Executive Committee

(b) The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

Audit Committee

       The Company has a standing Audit Committee established in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the members of which are: Harold Bernard, Jr., Dr. Herbert Pardes and Marion N. Ruth.


Audit Committee Financial Expert

       The Board of Directors has determined that no member of the Audit Committee is an "audit committee financial expert" (as defined in the rules and regulations of the Securities and Exchange Commission). The current members of the Audit Committee have served on the Audit Committee for a minimum of four years and the Board of Directors believes that the experience and financial sophistication of the members of the Audit Committee are sufficient to permit the members of the Audit Committee to fulfill the duties and responsibilities of the Audit Committee. All members of the Audit Committee meet the Nasdaq Stock Market's audit committee financial sophistication requirements.

Code of Ethics

       The Company has adopted a Code of Business Conduct and Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.

Item 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

       The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 2004, 2003 and 2002 of the chief executive officer of the Company and each of the other executive officers of the Company who were serving at April 30, 2004.

                                                                       LONG-TERM
                                                                     COMPENSATION
                                                                     ------------
                                                                        AWARDS
                                                                     ------------
                                                                      RESTRICTED
                                             ANNUAL COMPENSATION         STOCK       OPTIONS       ALL OTHER
      NAME AND                     FISCAL    -------------------        AWARD(s)     GRANTED    COMPENSATION(b)
PRINCIPAL POSITION                  YEAR   SALARY($)   BONUS(a)($)        ($)          (#)            ($)
------------------                 ------  ---------   -----------   ------------    -------    ---------------
Jean B. Buttner                     2004     917,286       - 0 -           -           -           16,814
 Chairman of the Board              2003     898,419       - 0 -           -           -           16,017
 and Chief Executive                2002     881,667       - 0 -           -           -           17,976
 Officer

Samuel Eisenstadt                   2004     138,900     125,000           -           -           13,890
 Senior Vice President              2003     138,900     122,917           -           -           13,547
 and Research Chairman              2002     136,250     120,000           -           -           13,469

David T. Henigson                   2004     100,000     415,000           -           -           10,000
 Vice President                     2003     100,000     415,000           -           -            9,800
                                    2002     100,000     395,000           -           -           10,000

Howard A. Brecher                   2004      50,000     400,000           -           -            5,000
 Vice President                     2003      50,000     375,000           -           -            4,900
                                    2002      50,000     325,000           -           -            5,000

Stephen R. Anastasio (c)            2004     100,000     120,000           -           -           10,000
 Chief Financial Officer;           2003     100,000     120,000           -           -            9,800
 Corporate Controller               2002     100,000     101,062           -           -           10,000

(a)  A portion of the bonuses are contingent upon future employment.

(b) Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $1,217,000 for the year ended April 30, 2004. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability or termination of employment.

(c)  Mr. Anastasio became Chief Financial Officer in April 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth information as of June 16, 2004 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

                   NAME AND ADDRESS                 NUMBER OF SHARES       PERCENTAGE OF SHARES
                 OF BENEFICIAL OWNER               BENEFICIALLY OWNED      BENEFICIALLY OWNED(1)
              ------------------------             ------------------     ----------------------
              Arnold Bernhard                           8,609,632                86.26%
                 & Co., Inc.(1)
                 220 East 42nd Street
                 New York, NY  10017

----------
(1) Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

         The following table sets forth information as of June 16, 2004, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

                   NAME AND ADDRESS                 NUMBER OF SHARES      PERCENTAGE OF SHARES
                 OF BENEFICIAL OWNER               BENEFICIALLY OWNED     BENEFICIALLY OWNED(1)
                ----------------------             ------------------     ---------------------
              Jean Bernhard Buttner                       100(1)                    *
              Harold Bernard, Jr.                         450                       *
              Howard A. Brecher                           200                       *
              Samuel Eisenstadt                           100                       *
              David T. Henigson                           150                       *
              Dr. Herbert Pardes                          100                       *
              Marion Ruth                                 200                       *
              Stephen R. Anastasio                        100                       *
              Edgar A. Buttner                            100                       *
              Marianne Asher                              -0-                       *

              All directors and executive
              officers as a group (10 persons)          1,500(1)                    *

----------
*Less than one percent

(1) Excludes 8,609,632 shares (86.26% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the year ended April 30, 2004, the Company was reimbursed $489,000 for such expenses. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Audit and Non-Audit Fees

                  For the fiscal year ended April 30, 2004 and 2003, fees for services provided by Horowitz & Ullmann, P.C. were as follows:

                                                                                 2004              2003
                           Audit services                                      $ 125,625        $ 119,300
                           Financial information systems design and
                                implementation                                         0                0
                           All other (including tax consulting)                $ 125,200        $ 135,765

                                     Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  1.   Financial Statements
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

    (b)  Reports on Form 8-K.

                  On April 23, 2004, the Company filed a report on Form 8-K that stated the Board of Directors of the Company declared a special dividend of $17.50 per common share to shareholders of record on May 7, 2004 payable on May 19, 2004.

    (c)  Code of Business Conduct and Ethics.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

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


Dated:  July 15, 2004

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


Date: July 15, 2004                       By: s/ Jean Bernhard Buttner
                                              ------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer

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

Date: July 15, 2004               By:  s/David T. Henigson
                                       ------------------------
                                       David T. Henigson
                                       Vice President & Treasurer

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

Date: July 15, 2004                      By:  s/Stephen R. Anastasio
                                              ------------------------
                                              Stephen R. Anastasio
                                              Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report on Form 10-K of Value Line, Inc. (the "Company"), for the period ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jean Bernhard Buttner, Chairman & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 15, 2004                      By:  s/ Jean Bernhard Buttner
                                              ------------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report on Form 10-K of Value Line, Inc. (the "Company"), for the period ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David T. Henigson, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 15, 2004                     By:  s/ David T. Henigson
                                              -----------------------------
                                              David T. Henigson
                                              Vice President & Treasurer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report on Form 10-K of Value Line, Inc. (the "Company"), for the period ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen R. Anastasio, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 15, 2004                      By:  s/ Stephen R. Anastasio
                                              -----------------------------
                                              Stephen R. Anastasio
                                              Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2004, to be signed on its behalf by the undersigned as Directors of the Registrant.


s/Jean Bernhard Buttner                       s/Howard A. Brecher
Jean Bernhard Buttner                         Howard A. Brecher


s/Harold Bernard, Jr.                         s/Samuel Eisenstadt
Harold Bernard, Jr.                           Samuel Eisenstadt


s/Marion N. Ruth                              s/David T. Henigson
Marion N. Ruth                                David T. Henigson


s/Dr. Herbert Pardes                          s/Edgar A. Buttner
Dr. Herbert Pardes                            Edgar A. Buttner


s/Marianne Asher
Marianne Asher


Dated: July 15, 2004

                            HOROWITZ & ULLMANN, P.C.
                          Certified Public Accountants

                                                              275 Madison Avenue
A member of the                                               New York, NY 10016
AICPA SEC Practice Section                             Telephone: (212) 532-3736
New York State Society of CPAs                         Facsimile: (212) 545-8997
                                               E-mail: cpar@horowitz-ullmann.com


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Value Line, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and subsidiaries at April 30, 2004 and 2003, and the results of their operations, changes in stockholders' equity, and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ Horowitz & Ullmann, P.C.
July 12, 2004
New York, NY

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        APR. 30,        APR. 30,
                                                                            2004            2003
                                                                      ----------      ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (including short term
   investments of $177,682, and $9,774, respectively)                 $  178,108      $   10,217
  Trading securities                                                      19,981           3,093
  Receivable from clearing brokers                                         5,356             932
  Accounts receivable, net of allowance for doubtful
   accounts of $40, and $41, respectively                                  1,842           1,914
  Receivable from affiliates                                               2,920           2,310
  Prepaid expenses and other current assets                                1,911           1,244
  Deferred income taxes                                                      104              48
                                                                      ----------      ----------
    TOTAL CURRENT ASSETS                                                 210,222          19,758

  Long term securities available for sale                                 46,357         216,063
  Property and equipment, net                                              6,545           7,393
  Capitalized software and other intangible assets, net                    3,800           3,600
                                                                      ----------      ----------
    TOTAL ASSETS                                                      $  266,924      $  246,814
                                                                      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, accrued expenses and
     other liabilities                                                $    3,619      $    2,852
  Accrued salaries                                                         1,576           1,390
  Dividends payable                                                      177,172           2,495
  Accrued taxes payable                                                      422             613
                                                                      ----------      ----------
    TOTAL CURRENT LIABILITIES                                            182,789           7,350

  Unearned revenue                                                        40,871          38,579
  Deferred income taxes                                                    7,684           5,157
  Deferred charges                                                           282             350

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value; authorized 30,000,000
   shares; issued 10,000,000 shares                                        1,000           1,000
  Additional paid-in capital                                                 991             991
  Retained earnings                                                       19,459         183,768
  Treasury stock, at cost (18,400 shares on
   4/30/04, and 4/30/03)                                                    (354)           (354)
  Unrealized gain on securities, net of taxes                             14,202           9,973
                                                                      ----------      ----------
    TOTAL SHAREHOLDERS' EQUITY                                            35,298         195,378
                                                                      ----------      ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  266,924      $  246,814
                                                                      ==========      ==========

SEE INDEPENDENT AUDITOR'S REPORT AND ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                VALUE LINE, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEARS ENDED APRIL 30,
                                                                   2004           2003             2002
                                                                ----------      ----------      ----------
REVENUES:
  Investment periodicals and related publications               $   52,497      $   52,469      $   53,114
  Investment management fees & services                             32,206          29,600          34,329
                                                                ----------      ----------      ----------
    Total revenues                                                  84,703          82,069          87,443
                                                                ----------      ----------      ----------
EXPENSES:
  Advertising and promotion                                         21,821          20,418          19,928
  Salaries and employee benefits                                    20,764          19,938          21,801
  Production and distribution                                        8,733           9,400           8,831
  Office and administration                                          8,646           8,218           7,697
                                                                ----------      ----------      ----------
    Total expenses                                                  59,964          57,974          58,257
                                                                ----------      ----------      ----------

INCOME FROM OPERATIONS                                              24,739          24,095          29,186
Income from securities transactions, net                             8,266           6,626           5,828
                                                                ----------      ----------      ----------
Income before income taxes                                          33,005          30,721          35,014
Provision for income taxes                                          12,655          10,734          14,691
                                                                ----------      ----------      ----------
NET INCOME                                                      $   20,350      $   19,987      $   20,323

Retained earnings, at beginning of year                            183,768         173,760         163,416
Dividends declared                                                (184,659)         (9,979)         (9,979)
                                                                ----------      ----------      ----------
Retained earnings, at end of year                               $   19,459      $  183,768      $  173,760
                                                                ==========      ==========      ==========
EARNINGS PER SHARE, BASIC AND FULLY DILUTED                     $     2.04      $     2.00      $     2.04
                                                                ==========      ==========      ==========

SEE INDEPENDENT AUDITOR'S REPORT AND ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEARS ENDED APRIL 30,
                                                                                  2004           2003             2002
                                                                               ----------     ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   20,350     $   19,987       $   20,323

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                     2,726          3,274            3,115
  Gains on sales of trading securities and securities available for sale           (3,075)        (2,242)          (3,277)
  Unrealized gains on trading securities                                             (942)           (75)             258
  Deferred income taxes                                                               193         (1,690)           1,049

  Changes in assets and liabilities:
   Increase/(decrease) in unearned revenue                                          2,292         (2,060)           1,113
   (Decrease)/increase in deferred charges                                           (344)            73             (277)
   Increase/(decrease) in accounts payable and accrued expenses                     1,043           (552)          (1,900)
   Increase/(decrease) in accrued salaries                                            186           (469)            (432)
   (Decrease)/increase in accrued taxes payable                                      (191)           486             (395)
   (Increase)/decrease in prepaid expenses and other current assets                  (667)           (40)              70
   (Increase)/decrease in accounts receivable                                         667            (33)             144
   (Increase)/decrease in receivable from affiliates                                 (610)           157              354
                                                                               ----------     ----------       ----------
    Total adjustments                                                               1,278         (3,171)            (178)
                                                                               ----------     ----------       ----------
NET CASH PROVIDED BY OPERATIONS                                                    21,628         16,816           20,145

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of long term securities                                       5,788         39,598           56,102
  Purchases of long term securities                                                (1,425)        (6,894)         (14,279)
  Proceeds from sales of fixed income securities                                  229,127         57,471              ---
  Purchases of fixed income securities                                            (61,210)      (202,040)         (25,074)
  Proceeds from sales of trading securities                                        41,549          4,227           37,536
  Purchases of trading securities                                                 (55,406)        (4,591)         (31,414)
  Acquisition of property and equipment                                              (271)          (229)            (447)
  Expenditures for capitalized software                                            (1,907)        (1,608)          (1,649)
                                                                               ----------     ----------       ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               156,245       (114,066)          20,775

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of treasury stock                                                --             45               35
  Dividends paid                                                                   (9,982)        (9,979)          (9,978)
                                                                               ----------     ----------       ----------
NET CASH USED IN FINANCING ACTIVITIES                                              (9,982)        (9,934)          (9,943)
                                                                               ----------     ----------       ----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              167,891       (107,184)          30,977
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     10,217        117,401           86,424
                                                                               ----------     ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  178,108     $   10,217       $  117,401
                                                                               ==========     ==========       ==========

SEE INDEPENDENT AUDITOR'S REPORT AND ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                VALUE LINE, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED APRIL 30, 2004, 2003 AND 2002

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       ACCUMULATED
                                 NUMBER    PAR VALUE  ADDITIONAL                                           OTHER
                               OF COMMON   OF COMMON   PAID-IN    TREASURY   COMPREHENSIVE   RETAINED  COMPREHENSIVE
                                SHARES      SHARES     CAPITAL     STOCK        INCOME       EARNINGS     INCOME         TOTAL
                              -----------  ---------  ----------  --------  --------------  ---------  -------------   ---------
BALANCE AT APRIL 30, 2001       9,978,925  $   1,000  $      963  $   (406)                 $ 163,416  $      35,233   $ 200,206

Comprehensive income
 Net income                                                                 $       20,323     20,323                     20,323
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           (14,580)                  (14,580)    (14,580)
                                                                            --------------
Comprehensive income                                                        $        5,743
                                                                            ==============
Exercise of stock options           1,200                     12        23                                                    35

Dividends declared                                                                             (9,979)                    (9,979)
                              ===========  =========  ==========  ========                  =========  =============   =========
BALANCE AT APRIL 30, 2002       9,980,125  $   1,000  $      975  $   (383)                 $ 173,760  $      20,653   $ 196,005
                              ===========  =========  ==========  ========                  =========  =============   =========

Comprehensive income
 Net income                                                                 $       19,987     19,987                     19,987
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                           (10,680)                  (10,680)    (10,680)
                                                                            --------------
Comprehensive income                                                        $        9,307
                                                                            ==============
Exercise of stock options           1,475                     16        29                                                    45

Dividends declared                                                                             (9,979)                    (9,979)
                              -----------  ---------  ----------  --------                  ---------  -------------   ---------
BALANCE AT APRIL 30, 2003       9,981,600  $   1,000  $      991  $   (354)                 $ 183,768  $       9,973   $ 195,378
                              ===========  =========  ==========  ========                  =========  =============   =========

Comprehensive income
 Net income                                                                 $       20,350     20,350                     20,350
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                                                             4,229                     4,229       4,229
                                                                            --------------
Comprehensive income                                                        $       24,579
                                                                            ==============
Dividends declared                                                                           (184,659)                  (184,659)
                              -----------  ---------  ----------  --------                  ---------  -------------   ---------
BALANCE AT APRIL 30, 2004     $ 9,981,600  $   1,000  $      991  $   (354)                 $  19,459  $      14,202   $  35,298
                              ===========  =========  ==========  ========                  =========  =============   =========

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

  Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2004 and 2003, cash equivalents included $122,319,000 and $4,979,000, respectively, invested in the Value Line money market funds.


  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2-SUPPLEMENTARY CASH FLOW INFORMATION:

  Cash payments for income taxes were $12,755,000, $11,480,000, and $14,034,000 in fiscal 2004, 2003, and 2002, respectively. Interest payments of $18,000, $49,000, and $6,000, were made in fiscal 2004, 2003, and 2002, respectively.


NOTE 3-RELATED PARTY TRANSACTIONS:

  The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds (see Note 4). The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from twelve of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the years ended April 30, 2004, 2003, and 2002, investment management fees, service and distribution fees and brokerage commission income, net of clearing fees, amounted to $30,851,000, $28,022,000, and $32,296,000, respectively. These amounts include service and distribution fees of $9,638,000, $7,968,000, and $6,269,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $2,448,000, and $2,249,000, at April 30, 2004 and 2003, respectively.

  For the years ended April 30, 2004, 2003, and 2002, the Company was reimbursed $489,000, $527,000 and $539,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2004 and 2003, receivable from affiliates included a receivable from the Parent of $70,000 and $45,000, respectively. For the years ended April 30, 2004, 2003, and 2002, the Company made federal income tax payments to the Parent amounting to $10,650,000, $9,500,000 and $11,498,000, respectively. At April 30, 2004 and 2003, accrued taxes payable included a federal tax liability owed to the Parent in the amount of $390,000 and $425,000, respectively. These data are in accordance with the tax sharing arrangement described in Note 6.

NOTE 4-INVESTMENTS:

TRADING SECURITIES:

  Securities held by the Company had an aggregate cost of $18,854,000 and a market value of $19,981,000 at April 30, 2004, and an aggregate cost of $2,908,000 and a market value of $3,093,000 at April 30, 2003. Net realized trading gains amounted to $2,084,000 during the year ended April 30, 2004. Net realized trading losses amounted to $969,000 during the year ended April 30, 2003. Net realized trading losses amounted to $5,355,000 during fiscal 2002. The net changes in unrealized gains for the periods ended April 30, 2004, 2003 and 2002 of $942,000, $75,000 and $258,000, respectively, are included in the Consolidated Statement of Income.

LONG-TERM SECURITIES AVAILABLE FOR SALE:

  The aggregate cost of the long-term securities, which are primarily invested in the Value Line mutual funds, was $24,502,000 and the market value was $46,353,000 at April 30, 2004. The aggregate cost of the long-term securities at April 30, 2003 was $31,366,000 and the market value was $45,150,000.
The increase in gross unrealized gains on these securities of $8,066,000 and the decrease of $17,987,000, net of deferred taxes of $2,823,000 and $6,295,000 were included in shareholders' equity at April 30, 2004 and 2003.

Realized capital gains from the sales of these securities were $1,441,000, $2,609,000, and $8,633,000, during fiscal years 2004, 2003 and 2002, respectively. The proceeds received from the sales of these securities during the fiscal years ended April 30, 2004, 2003, and 2002 were $9,751,000, $39,598,000 and $56,102,000, respectively.

GOVERNMENT DEBT SECURITIES:

  The Company's investments in debt securities are available for sale and valued at market value. The aggregate cost and fair value at April 30, 2004 for U.S. government debt securities classified as available for sale were as follows:

                                                                (IN THOUSANDS)
                                                     HISTORICAL                GROSS UNREALIZED
MATURITY                                             COST         FAIR VALUE     HOLDING GAINS
-----------------------------------------------------------------------------------------------
Due in 1-2 years                                           $  1         $  1               $  0
                                                     ------------------------------------------
Total investment in debt securities                        $  1         $  1               $  0
                                                     ==========================================

The aggregate cost and fair value at April 30, 2003 for U.S. government debt securities classified as available for sale were as follows:

                                                                (IN THOUSANDS)
                                                     HISTORICAL                GROSS UNREALIZED
MATURITY                                             COST         FAIR VALUE     HOLDING GAINS
-----------------------------------------------------------------------------------------------
Due in 1-2 years                                     $  104,401   $  104,718   $            317
Due in 2-5 years                                         64,953       66,195              1,242
                                                     ------------------------------------------
Total investment in debt securities                  $  169,354   $  170,913   $          1,559
                                                     ==========================================

The average yield on the U.S. Government debt securities held to maturity at April 30, 2004 and April 30, 2003 was 2.59% and 3.36%, respectively.

Proceeds from sales of long-term fixed income securities during fiscal 2004 were $230,210,000 and the related loss on sales was $354,000. Proceeds from sales of long-term fixed income securities during fiscal 2003 were $57,471,000 and the related gain on sales was $602,000. There were no sales of long-term fixed income securities during fiscal 2002.

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

For the years ended April 30, 2004, 2003, and 2002, income from securities transactions also included $247,000, $832,000,and $2,487,000, of dividend income; $4,012,000, $3,529,000, and $343,000, of interest income; and $18,000,
$49,000 and $6,000, of related interest expense, respectively.

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

  Property and equipment consist of the following:

                                                          APRIL 30,
                                                       2004       2003
                                                     -------------------
                                                        (IN THOUSANDS)
Land                                                 $    726   $    726
Building and leasehold improvements                     7,834      7,834
Furniture and equipment                                10,569     10,585
                                                     -------------------
                                                       19,129     19,145
Accumulated depreciation and amortization             (12,584)   (11,752)
                                                     -------------------
                                                     $  6,545   $  7,393
                                                     ===================

NOTE 6-FEDERAL, STATE AND LOCAL INCOME TAXES:

  The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The provision for income taxes includes the following:

                                                            YEARS ENDED APRIL 30,
                                                        2004        2003         2002
                                                     ----------------------------------
                                                               (IN THOUSANDS)
Current:
  Federal                                            $  10,453   $  10,383    $  11,232
  State and local                                        2,056       2,041        2,502
                                                     ----------------------------------
                                                        12,509      12,424       13,734
Deferred:
  Federal                                                  134      (1,704)         960
  State and local                                           12          14           (3)
                                                     ----------------------------------
                                                           146      (1,690)         957
                                                     ----------------------------------
  Provision for income taxes                         $  12,655   $  10,734    $  14,691
                                                     ==================================

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

                                                            YEARS ENDED APRIL 30,

                                                        2004         2003         2002
                                                     -----------------------------------
                                                               (IN THOUSANDS)
Unrealized gains on securities held for sale          $ (7,648)    $ (5,370)   $ (11,121)
Unrealized gains on trading securities                    (395)         (65)         (40)
Depreciation and amortization                             (101)        (294)        (575)
Deferred professional fees                                 348          340          370
Deferred charges                                           151          308          451
Other, net                                                  65         (127)       (1735)
                                                     -----------------------------------
                                                      $ (7,580)    $ (5,208)   $ (12,650)
                                                     ===================================

Included in deferred income taxes in total current assets are deferred state and local income taxes of $104,000 and $48,000 at April 30, 2004 and 2003, respectively. Accrued taxes payable at April 30, 2003, included a deferred federal tax liability of $99,000.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

                                                            YEARS ENDED APRIL 30,
                                                        2004         2003         2002
                                                     -----------------------------------
                                                               (IN THOUSANDS)
Tax expense at the U.S. statutory rate                $ 11,552     $ 10,752     $ 12,255
Increase (decrease) in tax expense from:
  State and local income taxes, net of
   federal income tax benefit                            1,344        1,336        1,629
  Effect of tax exempt income and dividend
   deductions                                             (278)         (95)         (28)
  Other, net                                                37       (1,259)         835
                                                     -----------------------------------
  Provision for income taxes                          $ 12,655     $ 10,734     $ 14,691
                                                     ===================================

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

NOTE 7-EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN:

  Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 2004, 2003, and 2002 was $1,217,000, $862,000, and $1,171,000,
respectively.

NOTE 8-INCENTIVE STOCK OPTIONS:

  On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 2004, is as follows:

                                                               NUMBER OF     OPTION
                                                               SHARES        PRICES
                                                               ---------    -------
Outstanding at April 30, 2001                                      2,675    $ 29.75
   Granted                                                             -
   Exercised                                                      (1,200)   $ 29.75
   Cancelled                                                           -
                                                               ---------
Outstanding at April 30, 2002                                      1,475    $ 29.75
   Granted                                                             -
   Exercised                                                      (1,475)   $ 29.75
   Cancelled                                                           -
                                                               ---------
Outstanding at April 30, 2003                                          -          -
   Granted                                                             -
   Exercised                                                           -          -
   Cancelled                                                           -          -
                                                               ---------
Outstanding at April 30, 2004                                          -          -
                                                               =========

At April 30, 2004, all of the options under the option plan were exercised. Of the common stock held in treasury at April 30, 2002, 1,475 shares were issued during fiscal 2003 for the exercise of stock options.

NOTE 9-TREASURY STOCK:

  Treasury stock, at cost, for the three years ended April 30, 2004, consists of the following:

                                                         SHARES        AMOUNT
                                                         ------    -------------
                                                                   (IN THOUSANDS)
Balance April 30, 2001                                   2,1075    $         406
  Exercise of incentive stock options                    (1,200)             (23)
                                                         ------    -------------
Balance April 30, 2002                                   19,875    $         383
  Exercise of incentive stock options                    (1,475)             (29)
                                                         ------    -------------
Balance April 30, 2003                                   18,400    $         354
  Exercise of incentive stock options                         -                -
                                                         ------    -------------
Balance April 30, 2004                                   18,400    $         354
                                                         ======    =============

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

  Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

                        YEAR ENDED APRIL 30:        (IN THOUSANDS)
                          2005                              1,788
                          2006                              1,788
                          2007                              1,788
                          2008                              1,148
                          Thereafter                           21
                                                    -------------
                                                    $       6,533
                                                    =============

Rental expense for the years ended April 30, 2004, 2003 and 2002 under operating leases covering office space was $1,544,000, $1,350,000, and $1,373,000, respectively.

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

    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

                                                                APRIL 30, 2004
                                                                  INVESTMENT
                                                                  MANAGEMENT
                                                     PUBLISHING    SERVICES       TOTAL
Revenues from external customers                     $   52,497   $   32,206   $   84,703
Intersegment revenues                                       193            -          193
Income from securities transactions                           4        8,262        8,266
Depreciation and amortization                             2,632           62        2,694
Segment profit                                           14,391       10,380       24,771
Segment assets                                           14,592       74,786       89,378
Expenditures for segment assets                           2,128           45        2,173

                                                                APRIL 30, 2003
                                                                  INVESTMENT
                                                                  MANAGEMENT
                                                     PUBLISHING    SERVICES       TOTAL
Revenues from external customers                     $   52,469   $   29,600   $   82,069
Intersegment revenues                                       180            -          180
Income from securities transactions                          38        6,588        6,626
Depreciation and amortization                             3,080          156        3,236
Segment profit                                           13,660       10,473       24,133
Segment assets                                           18,648      227,786      246,434
Expenditures for segment assets                           1,571           37        1,608

                 Reconciliation of Reportable Segment Revenues,
                           Operating Profit and Assets
                                 (in thousands)

                                                        2004        2003
REVENUES
Total revenues for reportable segments               $   84,896   $   82,249
Elimination of intersegment revenues                       (193)        (180)
                                                     -----------------------
  Total consolidated revenues                        $   84,703   $   82,069
                                                     =======================

SEGMENT PROFIT
Total profit for reportable segments                 $   33,037   $   30,759
Less: Depreciation related to corporate assets              (32)         (38)
                                                     -----------------------
  Income before income taxes                         $   33,005   $   30,721
                                                     =======================

ASSETS
Total assets for reportable segments                 $   89,378   $  246,434
Corporate assets                                        177,546          380
                                                     -----------------------
  Consolidated total assets                          $  266,924   $  246,814
                                                     =======================

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

  At April 30, 2004, the net capital, as defined of Value Line Securities, Inc. of $16,464,000 exceeded required net capital by $16,364,000 and the ratio of aggregate indebtedness to net capital was .06 to 1.

NOTE 13-DISCLOSURE OF CREDIT RISK OF FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

  In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2004 and 2003, the Company did not have any investment in financial futures contracts. The Company limits its credit risk associated with such instruments by entering into exchange traded future contracts.

  The Company executes, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual fund or a counter party fail to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

  No single customer accounted for a significant portion of the Company's sales in 2004, 2003 or 2002, nor accounts receivable for 2004 or 2003.

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

  At April 30, 2004, 2003, and 2002, the Company held long term securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. The increase in gross unrealized gains was $6,507,000 and and the change in the related deferred taxes was $2,277,000 during the year ended April 30, 2004. The decreases in gross unrealized gains were $16,431,000 and $22,431,000 and the changes in the related deferred taxes were $5,751,000 and $7,851,000 during the years ended April 30, 2003 and 2002.


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

  At April 30, 2004 and 2003 the Company capitalized $1,123,000 and $868,000 of costs related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 years. Amortization expense for the years ended April 30, 2004, 2003 and 2002 was $889,000, $1,062,000, and $917,000, respectively.

NOTE 16-CONTINGENCIES

THE COMPANY COMMENCED AN ACTION IN NEW YORK SUPREME COURT AGAINST A SMALL MUTUAL FUND COMPANY PERTAINING to a contemplated transaction. The Company is seeking damages in an unspecified amount. The Company was countersued for alleged damages in excess of $5,000,000. A related entity of the defendant in the New York action brought suit against the Company and certain Directors in Federal Court in Texas based on the same transaction. Although the ultimate outcome of the litigation is subject to the inherent uncertainties of any legal proceeding, based upon Counsel's analysis of the factual and legal issues and the Company's meritorious defenses, it is management's belief that the expected outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations and financial condition.

VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
AS OF APRIL 30, 2004

                  COMMON STOCK NAME                           NUMBER OF SHARES         COST                MARKET
                  -----------------                           ----------------         ----                ------
1 800 FLOWERS.COM                                                       37,242         344,282.56          371,675.16
ACCREDO HEALTH INC                                                      10,639         411,939.57          411,303.74
AETNA INC.                                                                 376          33,042.84           31,020.00
AGILENT TECHNOLOGIES                                                    12,587         434,052.79          339,974.87
AMERICAN FINANCIAL GROUP INC                                             4,383         130,776.99          134,558.10
AMERICAN INTERNATIONAL GROUP INC                                         5,299         393,269.91          379,673.35
AMERITRADE HOLDINGS CORP.                                               25,768         273,435.88          315,915.68
ANDREW CORP                                                              2,010          40,702.50           34,129.80
APOLLO GROUP INC                                                           390          33,796.80           35,490.00
ARCHER DANIELS MIDLAND CO                                               23,724         408,996.22          416,593.44
ARMOR HOLDINGS INC                                                      11,829         346,300.94          390,830.16
ARROW ELECTRONICS INC                                                    4,927         124,935.91          124,554.56
AUTODESK INC.                                                              854          29,061.62           28,617.54
BARD C R INC                                                               326          34,967.94           34,644.02
BIOGEN IDEC INC                                                          7,396         392,658.60          436,364.00
BMC SOFTWARE INC                                                         1,963          36,925.99           33,959.90
CAREER EDUCATION CORP.                                                     538          34,585.28           34,421.24
CEPHLON INC                                                                594           33994.62           33,804.54
CERNER CORP                                                                744           32788.08           31,858.08
CHARLES RIVER LABS INTL INC                                                794          33,586.28           36,524.00
CHATTEM INC.                                                             1,035          29,034.75           28,038.15
CHICOS FAS INC                                                           9,041         315,067.91          368,239.93
COACH INC.                                                                 814          34,881.77           34,676.40
COMMERCE BANCORP INC                                                       694          40,128.76           39,564.94
COPART INC                                                              18,335         382,512.10          347,448.25
CVS CORP.                                                               11,097         407,512.88          428,677.11
DAVITA INC.                                                              1,026          35,644.60           52,428.60
D R HORTON INC.                                                         11,931         330,723.03          343,612.80
DST SYSTEMS INC                                                            929          41,182.57           41,015.35
ENESCO GROUP                                                             2,370          34,388.70           30,738.90
ERESEARCHTECHNOLOGY INC                                                 13,779         437,798.47          433,762.92
ERICSSON LM TEL CO                                                       1,445          40,295.27           38,538.15
ETRADE GROUP INC.                                                       31,050         433,124.16          352,728.00
FAIRCHILD SEMICONDUCTOR                                                  1,501          40,219.98           29,224.47
FISHER SCIENTIFIC INTL INC                                                 550          29,524.00           32,202.50
FLIR SYS INC                                                               745          34,903.25           34,895.80
FOOT LOCKER INC                                                         15,784         339,898.68          378,816.00
FORTUNE BRANDS INC                                                         456          34,944.60           34,770.00
GENENTECH, INC.                                                          3,779         239,565.39          464,061.20
GEORGIA PAC CORP                                                        10,717         403,671.88          376,166.70
GETTY IMAGES INC.                                                          661          35,026.39           36,090.60
GUESS INC.                                                              22,978         370,997.37          357,767.46
HARMAN INTL INDS INC.                                                    5,014         322,640.42          380,311.90
HEADWATERS INC                                                           5,478         127,565.30          125,172.30
HELEN OF TROY CORP LTD.                                                  1,368          39,388.23           45,444.96
HOME DEPOT INC.                                                         11,088         383,569.44          390,186.72
IDX SYSTEMS                                                             11,622         222,350.93          368,417.40
IDEXX LABS INC                                                             597          33,649.85           36,572.22
INCO LTD                                                                10,617         395,144.30          305,238.75
INGRAM MICRO INC                                                         1,550          29,233.00           18,522.50
INTERNATIONAL GAME TECH.                                                 9,036         339,011.72          341,018.64

                  COMMON STOCK NAME                           NUMBER OF SHARES         COST                MARKET
                  -----------------                           ----------------         ----                ------
INVITROGEN CORP.                                                         5,465         335,012.70          395,447.40
KORN FERRY INTERNATIONAL                                                 2,250          33,725.03           33,705.00
L-3 COMMUNICATIONS HOLDINGS                                                588          34,133.40           36,303.12
LABORATORY CORP OF AMERICA HOLDINGS                                        997          40,900.08           39,620.78
LANDRY'S RESTAURANTS INC                                                 4,176         132,232.69          139,812.48
MANDALAY RESORT GROUP                                                    5,543         337,993.58          318,445.35
MARVEL TECHNOLOGY GROUP                                                  8,803         340,356.70          342,612.76
MOTOROLA INC                                                             7,175         129,209.70          130,943.75
NAVIGANT CONSULTING NC.                                                 19,839         298,668.48          347,777.67
NBTY INC                                                                 1,100          37,730.00           40,876.00
NEXTEL COMMUNICATIONS INC.                                              16,104         318,034.31          384,080.40
NORFOLK SOUTHERN CORP                                                   18,235         405,906.07          434,357.70
NU SKIN ENTERPRISES INC                                                 17,518         308,978.82          414,651.06
OPEN TEXT CORP                                                          12,774         377,277.37          347,069.58
PATINA OIL & GAS CORP                                                    1,734          40,137.21           48,205.20
PEPSIAMERICAS INC                                                        1,675          33,088.29           33,550.25
PFIZER INC                                                               1,102          40,234.02           39,407.52
PHELPS DODGE CORP                                                        4,969         386,491.49          327,109.27
PIXELWORKS INC                                                           7,592         130,393.94          135,744.96
POLTECH CORP                                                            10,249         392,419.19          388,232.12
PULTE HOMES INC.                                                         2,253         109,460.51          110,780.01
QUALCOMM, CORP.                                                          6,097         348,946.06          380,818.62
QUEST DIAGNOSTICS INC                                                      360          29,553.00           30,366.00
RADIO ONE INC CLASS A                                                    2,188          40,200.34           41,659.52
RADIO ONE INC                                                           19,619         365,247.90          371,976.24
RED HAT INC                                                             17,141         380,177.06          389,443.52
RESEARCH IN MOTION LTD                                                   3,835         282,182.52          334,028.50
ROGERS CORP                                                                583          34,278.07           34,805.10
SAPIENT CORP                                                             5,751          38,601.92           32,205.60
SCHLUMBERGER LTD                                                         6,670         414,047.25          390,395.10
SILICON LABORATORIES INC                                                   905          39,994.76           42,670.75
SMART & FINAL INC                                                        3,180          38,974.18           36,729.00
STANLEY WORKS                                                            9,101         389,236.29          386,883.51
STARBUCKS CORP.                                                            739          29,105.22           28,761.88
STATION CASINOS INC                                                        845          40,597.77           38,092.60
SYMANTEC CORP                                                            8,723         289,259.04          392,971.15
TECHNE CORP.                                                             1,020          38,379.24           39,892.20
TELECOM CORP OF NEW ZEALAND                                             13,356         421,684.95          379,043.28
THERMO ELECTRON CORP                                                     1,388          39,656.27           40,529.60
THOMAS & BETTS CORP                                                      3,734          90,021.89           89,765.36
TRANSACTION SYSTEMS ARCHITEC                                            17,902         309,999.39          380,059.46
UNV PHOENIX ONLINE                                                       4,616         324,159.48          401,961.28
URBAN OUTFITTERS INC.                                                    8,401         191,294.24          387,874.17
VARIAN MEDICAL SYSTEMS INC.                                                479          39,805.53           41,117.36
WATERS CORP.                                                             1,091          38,370.98           47,076.65
WEBEX INC.                                                              13,612         249,071.39          305,453.28
WEBSENSE INC                                                             1,245          39,815.10           36,727.50
WEIGHT WATCHERS INTL INC                                                   951          40,693.29           37,089.00
WHOLE FOODS MARKET INC                                                     503          40,465.39           40,234.97
YAHOO INC                                                                  742          40,230.79           37,493.26
ZIMMER HOLDINGS INC                                                      4,337         339,584.77          346,309.45

                                                                                    -------------       -------------
TO MARKETABLE SECURITIES                                                            18,853,718.68       19,981,428.09
                                                                                    =============       =============

VALUE LINE, INC.
SCHEDULE XIII-OTHER INVESTMENTS:4/30/2004

                                                                   HISTORICAL      MARKET
LONG TERM SECURITIES AVAILABLE FOR SALE:                              COST         VALUE
INVESTMENTS IN VALUE LINE MUTUAL FUNDS

THE VALUE LINE EMERGING OPPORTUNITY FUND, INC                        9,155,526     19,205,507
THE VALUE LINE ASSET  ALLOCATION FUND, INC                          15,346,729     27,147,244
                                                                  ------------   ------------
TOTAL INVESTMENTS IN VALUE LINE MUTUAL FUNDS                      $ 24,502,255   $ 46,352,751

OTHER LONG TERM INVESTMENTS:

300 SHARES OF NATIONAL  ASSOCIATION OF SECURITIES DEALERS, INC.   $      3,000   $      3,000
                                                                  ------------   ------------

FIXED INCOME INVESTMENTS

FEDERAL HOME LOAN BANK 2.50% DUE 4/06                                    1,000            999
                                                                  ------------   ------------
TOTAL FIXED INCOME INVESTMENTS                                    $      1,000   $        999

TOTAL LONG TERM SECURITIES AVAILABLE FOR SALE                     $ 24,506,255   $ 46,356,750
                                                                  ------------   ------------

Exhibit 15(a) 21

                         SUBSIDIARIES OF THE REGISTRANT

                                                                                  PERCENTAGE
                                                                                  OF VOTING
                                                                                  SECURITIES
                                                                    STATE OF       OWNED BY
                                                                 INCORPORATION    REGISTRANT
                                                                 -------------    -----------
Compupower Corporation                                           Delaware            100%

Value Line Securities, Inc.                                      New York            100%

The Vanderbilt Advertising Agency, Inc.                          New York            100%

Value Line Publishing, Inc.                                      New York            100%

Value Line Distribution Center, Inc.                             New Jersey          100%

Exhibit 15(b)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         APRIL 23, 2004 (APRIL 23, 2004)
                DATE OF REPORT (DATE OF EARLIEST EVENT REPORTED)

                                VALUE LINE, INC.
             (Exact name of registrant as specified in its charter)


         New York                  0-11306                   13-3139843
--------------------------------------------------------------------------------
(State or other jurisdiction     (Commission               (IRS Employer
     of incorporation)           File Number)            Identification No.)


220 East 42nd Street, New York, New York                     10017-5891
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 907-1500
                                                   --------------


                    INFORMATION TO BE INCLUDED IN THE REPORT

ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE.

Registrant's press release dated April 23, 2004, reporting the declaration of a special dividend on the Registrant's common stock, is filed herewith as Exhibit 99 and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS.

(c) Exhibits.

99. Press release of Registrant dated April 23, 2004.

                          (C) 2004. EDGAR ONLINE, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Current Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VALUE LINE INC.
                                 ---------------
                                  (REGISTRANT)


                                              BY /s/ JEAN BERNHARD BUTTNER
                                                 -----------------------------
                                                 JEAN BERNHARD BUTTNER
                                                 CHAIRMAN & CHIEF EXECUTIVE
                                                 OFFICER

   DATE:  APRIL 23, 2004

EXHIBIT 99

                                VALUE LINE, INC.

For Immediate Release Company Contact: Jean B. Buttner, CEO April 23, 2004
(212) 907-1500

Value Line, Inc. (VALU) Announces Special Dividend of $17.50 per Share Payable to Shareholders of Record May 7 Business Wire-April 23, 2004

New York, NASDAQ - Value Line, Inc. (VALU) announced its Board had declared today a special dividend in the amount of $17.50 per share on its common stock. The dividend is to be paid on May 19, 2004, to shareholders of record May 7, 2004.

Jean Bernhard Buttner, Value Line's Chairman and Chief Executive Officer said, "We are pleased to declare a special dividend in the amount of $17.50 per share to all shareholders of record May 7, 2004. The dividend in the total sum of $174,678,000 is payable on May 19. The Company is making this special distribution from its Retained Earnings. Value Line is exceptionally strong financially, with $208,464,000 of Shareholders' Equity as of our last reporting date, January 31, 2004.

"The purpose of the dividend is to return to all shareholders, in the form of cash, a significant portion of the earnings of the Company from our successful operations over the past number of years, at a time when shareholders can enjoy the present favorable tax rates on dividends. Value Line believes many companies should consider similar pro-active steps to help maximize shareholder returns."

Value Line is a leading New York based investment publishing and investment management company. The Value Line Investment Survey is the nation's largest independent investment service. The Company also produces and publishes other investment advice in both print and electronic formats. Value Line provides investment management services to the Value Line family of fourteen no-load mutual funds and to institutional and individual portfolios through its asset management division.

Exhibit 15(c)

4/03

                       CODE OF BUSINESS CONDUCT AND ETHICS

     As mandated by the Securities and Exchange Commission, this Code of Business Conduct and Ethics (this "Code") sets forth legal and ethical standards of conduct for the directors, officers and employees of Value Line, Inc. (the "Company") and the Value Line Mutual Funds. This Code is intended to deter wrongdoing and to promote the conduct of all Company business in accordance with high standards of integrity and in compliance with all applicable laws and regulations. This Code applies to the Company, its subsidiaries and each of the Value Line Mutual Funds and applies to each director and employee including the principal executive officer, principal financial officer, principal accounting officer or controller of each entity and persons performing similar functions.

     If you have any questions regarding this Code or its application to you in any situation, you should contact Mrs. Buttner.

COMPLIANCE WITH LAWS, RULES AND REGULATIONS

     The Company requires that all employees, officers and directors comply with all laws, rules and regulations applicable to the Company wherever it does business. You are expected to use good judgment and common sense in seeking to comply with all applicable laws, rules and regulations and to ask for advice when you are uncertain about them.

     If you become aware of the violation of any law, rule or regulation by the Company, whether by its officers, employees, directors, or any third party doing business on behalf of the Company, it is your responsibility to promptly report the matter to Mrs. Buttner. While it is the Company's desire to address matters internally, nothing in this Code should discourage you from reporting any illegal activity, including any violation of the securities laws, antitrust laws, environmental laws or any other federal, state or foreign law, rule or regulation, to the appropriate regulatory authority. Employees, officers and directors shall not discharge, demote, suspend, threaten, harass or in any other manner discriminate or retaliate against an employee because he or she reports any such violation, unless it is determined that the report was made with knowledge that it was false. This Code should not be construed to prohibit you from testifying, participating or otherwise assisting in any state or federal administrative, judicial or legislative proceeding or investigation.

     All of us must always act in the best interests of the Company. You must refrain from engaging in any activity or having a personal interest that presents a "conflict of interest." A conflict of interest occurs when your personal interest interferes with the interests of the Company. A conflict of interest can arise whenever you, as an officer, director or employee, take action or have an interest that prevents you from performing your Company duties and responsibilities honestly, objectively and effectively.

CONFIDENTIALITY

     Employees, officers and directors must maintain the confidentiality of confidential information entrusted to them by the Company, except when disclosure is authorized by the CEO or legally mandated. Confidential information includes lists of clients, personal information about employees or subscribers and the like. Unauthorized disclosure of any confidential information is prohibited. Additionally, employees should take appropriate precautions to ensure that confidential or sensitive business information, is not communicated within the Company except to employees who have a need to know such information to perform their responsibilities for the Company.

     Third parties may ask you for information concerning the Company. Employees, officers and directors (other than the Company's authorized spokespersons) must not discuss internal Company matters with, or disseminate internal Company information to, anyone outside the Company, except as directed by the CEO. All responses to inquiries on behalf of the Company must be made only by the Company's authorized spokespersons who are Jean B. Buttner, Howard
A. Brecher or David T. Henigson. If you receive any inquiries of this nature, you must decline to comment and refer the inquirer to the Company's authorized spokespersons.

HONEST AND ETHICAL CONDUCT AND FAIR DEALING

     Employees, officers and directors should endeavor to deal honestly, ethically and fairly with the Company's suppliers, customers, competitors and employees. Statements regarding the Company's products and services must not be untrue, misleading, deceptive or fraudulent.

PROTECTION AND PROPER USE OF CORPORATE ASSETS

     Employees, officers and directors should seek to protect the Company's assets. Theft, carelessness and waste have a direct impact on the Company's financial performance. All of us must use the Company's assets and services solely for legitimate business purposes of the Company and not for any personal benefit or the personal benefit of anyone else.

     All of us are bound to advance the Company's business interests when the opportunity to do so arises. You must not take for yourself personal opportunities that are discovered through your position with the Company or the use of property or information of the Company.

ACCURACY OF BOOKS AND RECORDS AND PUBLIC REPORTS

     Employees, officers and directors must honestly and accurately report all Company business transactions. You are responsible for the accuracy of your records and reports. Accurate information is essential to the Company's ability to meet legal and regulatory obligations.

     All Company books, records and accounts shall be maintained in accordance with all applicable regulations and standards and accurately reflect the true nature of the transactions they record. The financial statements of the Company shall conform to generally accepted accounting rules and the Company's accounting policies. No undisclosed or unrecorded account or fund shall be established for any purpose. No false or misleading entries shall be made in the Company's books or records for any reason, and no disbursement of corporate funds or other corporate property shall be made without adequate supporting documentation.

     It is the policy of the Company to provide full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the Securities and Exchange Commission and in other public communications.

CONCERNS REGARDING ACCOUNTING OR AUDITING MATTERS

     Anyone with concerns regarding questionable accounting or auditing matters or complaints regarding accounting, internal accounting controls or auditing matters may confidentially, and anonymously if they wish, submit such concerns or complaints to any of the Company's officers. All such concerns and complaints will be forwarded to the CEO. A record of all complaints and concerns received will be provided to the Audit Committee each fiscal quarter by the Company's Legal Counsel or any of its officers.

     The Audit Committee will evaluate the merits of any concerns or complaints received by it and authorize such follow-up actions, if any, as it deems necessary or appropriate to address the substance of the concern or complaint.

     The Company will not discipline, discriminate against or retaliate against any employee who reports a complaint or concern, unless it is determined that the report was made with knowledge that it was false.

DISSEMINATION AND AMENDMENT

     This Code shall be distributed to each new employee, officer and director of the Company upon commencement of his or her employment or other relationship with the Company and shall also be distributed annually to each employee, officer and director of the Company, and each employee, officer and director shall certify that he or she has received, read and understood the Code and has complied with its terms.

     The Company reserves the right to amend, alter or terminate this Code at any time for any reason.

     This document is not an employment contract between the Company and any of its employees, officers or directors and does not alter the Company's at-will employment policy.

                                  CERTIFICATION

I,_________________________________ do hereby certify that:
        (Print Name Above)

     1. I have received and carefully read the Code of Business Conduct and Ethics of Value Line, Inc. and the Value Line Mutual Funds.

     2.   I understand the Code of Business Conduct and Ethics.

     3. I have complied and will continue to comply with the terms of the Code of Business Conduct and Ethics.



Date:
     -----------------                              ----------------------------
                                                            (Signature)


EACH EMPLOYEE, OFFICER AND DIRECTOR IS REQUIRED TO SIGN, DATE AND RETURN THIS CERTIFICATION TO THE HUMAN RESOURCE DEPARTMENT WITHIN 30 DAYS OF ISSUANCE. FAILURE TO DO SO MAY RESULT IN DISCIPLINARY ACTION.