Form 10-Q
period 2004-07-31
VALUE LINE INC
filed 2004-09-14
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2004              Commission file number 0-11306
                                                                    -------

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

                                  Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                                  OUTSTANDING AT JULY 31, 2004
      -----                                  ----------------------------
Common stock, $.10 par value                      9,981,600 Shares
                                                  ----------------

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    JULY 31,        APRIL 30,
                                                                      2004            2004
                                                                  ------------    ------------
Assets
Current Assets:
 Cash and cash equivalents (including short term
 investments of $15,952 and $177,682, respectively)                   $16,595        $178,108
 Trading securities                                                    12,244          19,981
 Receivable from clearing brokers                                          --           5,356
 Accounts receivable, net of allowance for doubtful
  accounts of $39 and $40, respectively                                 2,238           1,842
 Receivable from affiliates                                             2,577           2,920
 Prepaid expenses and other current assets                              1,642           1,911
 Deferred income taxes                                                    104             104
                                                                  ------------    ------------
  Total current assets                                                 35,400         210,222

 Long term securities available for sale                               46,032          46,357
 Property and equipment, net                                            6,418           6,545
 Capitalized software and other intangible assets, net                  3,593           3,800
                                                                  ------------    ------------
  TOTAL ASSETS                                                        $91,443        $266,924
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable, accrued expenses and other liabilities              $2,418          $3,619
 Accrued salaries                                                       1,507           1,576
 Dividends payable                                                      2,495         177,172
 Accrued taxes payable                                                  3,028             422
                                                                  ------------    ------------
  Total current liabilities                                             9,448         182,789

 Unearned revenue                                                      39,155          40,871
 Deferred income taxes                                                  6,329           7,684
 Deferred charges                                                         282             282

SHAREHOLDERS' EQUITY:
 Common stock, $.10 par value; authorized 30,000,000
  shares; issued 10,000,000 shares                                      1,000           1,000
 Additional paid-in capital                                               991             991
 Retained earnings                                                     22,905          19,459
 Treasury stock, at cost (18,400 shares on 7/31/04 and 4/30/04)          (354)           (354)
 Unrealized gain on securities, net of taxes                           11,687          14,202
                                                                  ------------    ------------
  Total shareholders' equity                                           36,229          35,298
                                                                  ------------    ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $91,443        $266,924
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

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS
                                                                              ENDED
                                                                    JULY 31,        JULY 31,
                                                                      2004            2003
                                                                  ------------    ------------
Revenues:
 Investment periodicals and
  related publications                                                $13,146         $13,004
 Investment management fees & svcs                                      8,095           7,914
                                                                  ------------    ------------
  Total revenues                                                       21,241          20,918
                                                                  ------------    ------------
Expenses:
 Advertising and promotion                                              5,366           5,597
 Salaries and employee benefits                                         5,333           5,554
 Production and distribution                                            2,172           2,220
 Office and administration                                              2,125           1,975
                                                                  ------------    ------------
  Total expenses                                                       14,996          15,346
                                                                  ------------    ------------

Income from operations                                                  6,245           5,572
Income from securities trans., net                                      3,360           2,539
                                                                  ------------    ------------
Income before income taxes                                              9,605           8,111
Provision for income taxes                                              3,664           3,113
                                                                  ------------    ------------
  Net income                                                           $5,941          $4,998
                                                                  ============    ============
Earnings per share, basic & fully diluted                               $0.60           $0.50
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

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                                    ENDED
                                                                                          JULY 31,        JULY 31,
                                                                                            2004            2003
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $5,941          $4,998

Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                                  619             706
 Gains on sales of trading securities and securities available for sale                      (4,038)           (609)
 Unrealized (gains)/losses on trading securities                                                740            (726)
 Deferred income taxes                                                                         (259)            254

 Changes in assets and liabilities:
  Decrease in unearned revenue                                                               (1,716)           (921)
  Decrease in deferred charges                                                                  (21)            (69)
  Decrease in accounts payable and accrued expenses                                          (1,180)            (36)
  Decrease in accrued salaries                                                                  (69)            (19)
  Increase in accrued taxes payable                                                           2,865           1,706
  Decrease in prepaid expenses and other current assets                                         269             332
  (Increase)/decrease in accounts receivable                                                    (59)            115
  (Increase)/decrease in receivable from affiliates                                             343            (190)
                                                                                        ------------    ------------
   Total adjustments                                                                         (2,506)            543
                                                                                        ------------    ------------
NET CASH PROVIDED BY OPERATIONS                                                               3,435           5,541

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of long term securities                                                  6,500           2,094
 Purchases of long term securities                                                               --          (1,033)
 Proceeds from sales of fixed income securities                                               5,019          44,178
 Purchases of fixed income securities                                                        (6,475)        (38,182)
 Proceeds from sales of trading securities                                                   17,451           3,787
 Purchases of trading securities                                                             (9,986)        (10,144)
 Acquisition of property and equipment                                                          (66)            (20)
 Expenditures for capitalized software                                                         (219)           (181)
                                                                                        ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                    12,224             499

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                                            (177,172)         (2,495)
                                                                                        ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                                      (177,172)         (2,495)
                                                                                        ------------    ------------
Net increase/(decrease) in cash and cash equivalents                                       (161,513)          3,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              178,108          10,217
                                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $16,595         $13,762
                                                                                        ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                              COMMON STOCK
                                                                                                           ACCUMULATED
                                NUMBER               ADDITIONAL                                               OTHER
                                  OF                  PAID-IN      TREASURY    COMPREHENSIVE   RETAINED   COMPREHENSIVE
                                SHARES     AMOUNT     CAPITAL       STOCK         INCOME       EARNINGS      INCOME         TOTAL
                             -----------  --------  ------------  ----------  --------------- ---------- ---------------  ---------
Balance at April 30, 2004     9,981,600    $1,000          $991      $(354)                    $19,459        $14,202      $35,298

Comprehensive income
 Net income                                                                         $5,941       5,941                       5,941
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities                                                             (2,515)                    (2,515)      (2,515)
                                                                              ---------------
Comprehensive income                                                                $3,426
                                                                              ===============
Dividends declared                                                                              (2,495)                     (2,495)
                             -----------  --------  ------------  ----------                  ---------- ---------------  ---------
Balance at July 31, 2004      9,981,600    $1,000          $991      $(354)                    $22,905        $11,687      $36,229
                             ===========  ========  ============  ==========                  ========== ===============  =========

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

                              COMMON STOCK
                                                                                                           ACCUMULATED
                                NUMBER               ADDITIONAL                                               OTHER
                                  OF                  PAID-IN      TREASURY    COMPREHENSIVE   RETAINED   COMPREHENSIVE
                                SHARES     AMOUNT     CAPITAL       STOCK         INCOME       EARNINGS      INCOME         TOTAL
                             -----------  --------  ------------  ----------  --------------- ---------- ---------------  ---------
Balance at April 30, 2003     9,981,600    $1,000          $991      $(354)                    $183,768        $9,973     $195,378

Comprehensive income
 Net income                                                                         $4,998        4,998                      4,998
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities                                                              1,052                      1,052        1,052
                                                                              ---------------
Comprehensive income                                                                $6,050
                                                                              ===============
Dividends declared                                                                               (2,495)                    (2,495)
                             -----------  --------  ------------  ----------                  ---------- ---------------  ---------
Balance at July 31, 2003      9,981,600    $1,000          $991      $(354)                    $186,271       $11,025     $198,933
                             ===========  ========  ============  ==========                  ========== ===============  =========

The accompanying notes are an integral part of these consolidated financial statements.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies - Note 1:
-----------------------------------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 15, 2004 for the fiscal year ended April 30, 2004. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:
For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2004 and April 30, 2004, cash equivalents included $14,252,000 and $122,319,000 respectively, invested in the Value Line money market funds.

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities - Note 2:
-------------------------------------
Trading Securities:
Securities held by the Company had an aggregate cost of $11,856,000 and a fair market value of $12,244,000 at July 31, 2004, and an aggregate cost of $18,854,000 and a fair market value of $19,981,000 at April 30, 2004. The proceeds from sales of trading securities during the first quarter of fiscal 2005, were $17,451,000 and the related gain on these sales was $468,000. The proceeds from sales of trading securities during the three months ended July 31, 2003 were $3,787,000 and the related gain on these sales was $209,000.

Long-Term Securities:
Equity Securities Available for Sale:
The aggregate cost of the long term equity securities, which are primarily invested in the Value Line mutual funds, was $21,572,000 and the fair market value was $39,556,000 at July 31, 2004. The aggregate cost of the long term equity securities at April 30, 2004 was $24,502,000 and the fair market value was $46,356,000. For the three months ended July 31, 2004, the decrease in gross unrealized appreciation on these securities of $3,870,000, net of deferred taxes of $1,355,000, was included in shareholders' equity. During the first three months of fiscal 2005, the Company sold various securities from its long term equity securities portfolio. The proceeds from sales of equity securities were $6,500,000 and the related gain on these sales was $3,570,000. This compares to proceeds of $2,094,000 and the related loss of $6,000 on sales from the long term equity securities portfolio for the three months ended July 31, 2003.

Government Debt Securities:
The Company's investments in debt securities are available for sale and valued at fair market value. The aggregate cost and fair market value at July 31, 2004 for U.S. government debt securities portfolio classified as available for sale were as follows:

                                                    (IN THOUSANDS)
                                      HISTORICAL         FAIR       GROSS UNREALIZED
MATURITY                                 COST        MARKET VALUE     HOLDING LOSSES
------------------------------------------------------------------------------------
Due in 1-2 years                          $6,476           $6,476               $0
                                    ------------------------------------------------
Total investment in debt securities       $6,476           $6,476               $0
                                    ================================================

The aggregate cost and fair market value at April 30, 2004 for U.S. government debt securities portfolio classified as available for sale were as follows:

                                                     (IN THOUSANDS)
                                      HISTORICAL          FAIR       GROSS UNREALIZED
MATURITY                                 COST         MARKET VALUE      HOLDING GAINS
------------------------------------------------------------------------------------
Due in 1-2 years                              $1               $1               $0
                                    ------------------------------------------------
Total investment in debt securities           $1               $1               $0
                                    ================================================

The average yield on the U.S. Government debt securities held to maturity at July 31, 2004 and April 30, 2004 was 1.24% and 2.59%, respectively.

Proceeds received from settlement of long-term fixed income securities sales of $5,019,000 during the first quarter ended July 31, 2004 were equal to the cost of the securities. Proceeds from sales of long-term fixed income securities during the three months ended July 31, 2003 were $44,178,000 and the related gain on sales was $406,000.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Disclosure of Cash Flow Information - Note 3:
---------------------------------------------------------------------------
Cash payments for income taxes were $1,056,000 and $1,152,000 during the three months ended July 31, 2004 and 2003, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:
---------------------------------------------------------------------------
Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statement of Income was $360,000 for the three months ended July 31, 2004 and 2003.

Comprehensive Income - Note 5:
----------------------------------------------------
Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. At July 31, 2004 and 2003, the Company held long term equity and long term fixed income securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. For the three months ended July 31, 2004, decreases in gross unrealized gains on these securities were $3,870,000 and the decreases in related deferred taxes were $1,355,000. The increases during the first three months of fiscal 2004 in gross unrealized gains on these securities and the related deferred taxes were $1,616,000 and $564,000, respectively.

Related Party Transactions - Note 6:
-------------------------------------------
The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 (rule 12b-1) from all but two of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the three months ended July 31, 2004 and 2003, investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $7,777,000 and $7,527,000, respectively. These amounts include service and distribution fees of $2,417,000 and $2,362,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,399,000 and $2,448,000 at July 31, 2004 and April 30, 2004,
respectively.

For the three months ended July 31, 2004 and 2003, the Company was reimbursed $159,000 and $134,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At July 31, 2004 and April 30, 2004, Receivable from affiliates included a receivable from the Parent of $43,000 and $70,000 respectively.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Federal, State and Local Income Taxes - Note 7:
---------------------------------------------------------

 The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

 The provision for income taxes includes the following:

                                                                 THREE MONTHS ENDED JULY 31,

                                                                         2004             2003
                                                               -------------------------------
                                                                            (IN THOUSANDS)
Current:
 Federal                                                               $3,397           $2,364
 State and local                                                          526              495
                                                               -------------------------------
                                                                        3,923            2,859
Deferred:
 Federal                                                                (259)              265
 State and local                                                            -             (11)
                                                               -------------------------------
                                                                        (259)              254
                                                               -------------------------------
                                                                       $3,664           $3,113
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

Business Segments - Note 8:
-------------------------------------

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

                                                                THREE MONTHS ENDED JULY 31, 2004
                                                                            INVESTMENT
                                                                            MANAGEMENT
                                                               PUBLISHING    SERVICES        TOTAL
Revenues from external customers                                  $13,146       $8,095     $21,241
Intersegment revenues                                                  63           --          63
Income from securities transactions                                     4        3,356       3,360
Depreciation and amortization                                         593           23         616
Segment operating profit                                            3,855        2,394       6,249
Segment assets                                                     15,749       67,881      83,630
Expenditures for
 segment assets                                                       285           --         285

                                                                THREE MONTHS ENDED JULY 31, 2003
                                                                            INVESTMENT
                                                                            MANAGEMENT
                                                               PUBLISHING    SERVICES        TOTAL
Revenues from external customers                                  $13,004       $7,914     $20,918
Intersegment revenues                                                  52           --          52
Income from securities transactions                                     6        2,533       2,539
Depreciation and amortization                                         678           19         697
Segment operating profit                                            3,401        2,180       5,581
Segment assets                                                     18,300      233,230     251,530
Expenditures for
 segment assets                                                       201           --         201

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)

                                                                   THREE MONTHS ENDED JULY 31,
                                                                         2004             2003
Revenues
Total revenues for reportable segments                                $21,304          $20,970
Elimination of intersegment revenues                                     (63)             (52)
                                                               -------------------------------
 Total consolidated revenues                                          $21,241          $20,918
                                                               ===============================

Segment profit
Total profit for reportable segments                                   $9,609           $8,120
Less: Depreciation related to corporate assets                            (4)              (9)
                                                               -------------------------------
 Income before income taxes                                            $9,605           $8,111
                                                               ===============================

Assets
Total assets for reportable segments                                  $83,630         $251,530
Corporate assets                                                        7,813              322
                                                               -------------------------------
 Consolidated total assets                                            $91,443         $251,852
                                                               ===============================

Contingencies - Note 9:
-----------------------

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

Special Dividend - Note 10:
---------------------------

 On April 23, 2004, the Board of Directors of the Company declared a distribution from its Retained Earnings in the form of a special dividend of $17.50 per share or $174,678,000 to all shareholders of record as of May 7, 2004, which was paid on May 19, 2004. The purpose of the dividend was to return to all shareholders, in the form of cash, a significant portion of the earnings of the Company from its successful operations over the past number of years, at a time when shareholders could enjoy the present favorable tax rates on dividends.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company had liquid resources, which were used in its business, of $71,984,000 at July 31, 2004. In addition to $25,952,000 of working capital, the Company has long-term securities with a market value of $46,032,000, that, although classified as non-current assets, are also readily marketable should the need arise.

    The Company's cash flow from operations of $3,435,000 for the three months ended July 31, 2004 was 38% lower than fiscal 2004's cash flow of $5,541,000. The decrease in cash flow from operations during the first quarter of fiscal 2005 was primarily a result of the timing of payments for certain marketing expenses, a decline in new publication orders, which resulted during volatile financial market and geopolitical conditions, and the contribution to the Company's profit sharing plan. Net cash inflows of $12,224,000 from investing activities during the first three months of fiscal 2005 resulted primarily from the redeployment of holdings in long term and trading equity securities to fixed income and cash securities. Cash outflows from financing activities of $177,172,000 reflect the Company's normal quarterly dividend of $.25 per share as well as a special $17.50 dividend paid to all shareholders on May 19, 2004.

    From time to time, the Company's Parent has purchased additional shares of Value Line, Inc. in the market when and as the Parent has determined it to be appropriate. As stated numerous times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future.

    Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2005.

                                OPERATING RESULTS

    Net income for the three months ended July 31, 2004 of $5,941,000 or $0.60 per share was 19% above income of $4,998,000 or $0.50 per share in fiscal 2004. Operating income of $6,245,000 for the three months ended July 31, 2004 was 12% above operating income of $5,572,000 for the same period of the last fiscal year. Income from securities transactions for the first three months of fiscal 2005 was 32% above income for the same period of fiscal 2004. Revenues of $21,241,000 for the three months ended July 31, 2004 were 1.5% higher than revenues of $20,918,000 in the prior fiscal year.

    Subscription revenues of $13,146,000 for the three months ended July 31, 2004 were 1% higher than revenues of $13,004,000 for the same period of the prior fiscal year. Revenues from all electronic publications as well as licensing fees were up 32% for the three months ended July 31, 2004 while revenues from all print products were down 6% compared to the last fiscal year. Investment management fees and services revenues of $8,095,000 for the three months ended July 31, 2004 were 2% above the prior fiscal year's revenues of $7,914,000.

    Operating expenses for the three months ended July 31, 2004 of $14,996,000 were 2% below the last fiscal year's expenses of $15,346,000. Total advertising and promotional expenses of $5,366,000 were 4% below the prior year's expenses of $5,597,000. Salaries and employee benefit expenses of $5,333,000 were 4% below expenses of $5,554,000 recorded in the prior fiscal year as a result of staff reductions primarily in the Asset Management and Mutual Fund Survey divisions. Production and distribution costs for the three months ended July 31, 2004 of $2,172,000 were 2% below expenses of $2,220,000 at July 31, 2003. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted from a migration in circulation from print to electronic versions of our products and management's decision to discontinue issuing print copies of the Reference Library to trial subscribers of THE VALUE LINE INVESTMENT SURVEY and THE VLIS SMALL AND MID-CAP STOCK EDITION. Office and administrative expenses of $2,125,000 were 8% above the prior fiscal year's expenses of $1,975,000. The net increase in administrative expenses was primarily due to higher rent expenses resulting from scheduled lease increases and increases in professional fees. These increases were partially offset by lower software licensing and hardware maintenance fees that resulted from renegotiating the vendors' pricing.

    The Company's securities portfolios produced a gain of $3,360,000 for the three months ended July 31, 2004 versus a gain of $2,539,000 for the same period of the last fiscal year. The Company's trading portfolio produced a loss of $279,000 during the three months ended July 31, 2004 versus gains of $934,000 during the same period of the last fiscal year. Income from securities transactions for the three months ended July 31, 2004 also included dividend and interest income of $66,000 and capital gains of $3,570,000 from sales of equity securities from the Company's long-term portfolio. This compares to dividend and interest income of $1,197,000 and capital gains of $401,000 from sales of securities from the Company's long-term portfolio for the same period of the last fiscal year.

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

                                VALUE LINE, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended July 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Value Line, Inc.
                                         (Registrant)


Date: September 14, 2004                   By: s/Jean Bernhard Buttner

                                           ------------------------
                                           Jean Bernhard Buttner
                                           Chairman & Chief Executive Officer


Date: September 14, 2004                   By: s/Stephen R. Anastasio

                                           ------------------------
                                           Stephen R. Anastasio
                                           Chief Financial Officer


Date: September 14, 2004                   By: s/ David T. Henigson

                                           ------------------------
                                           David T. Henigson
                                           Vice President and Treasurer