Form 10-Q
period 2004-10-31
VALUE LINE INC
filed 2004-12-15
CIK 717720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2004            Commission file number 0-11306
                                                                     -------

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

                               Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                                OUTSTANDING AT OCTOBER 31, 2004
     -----                                -------------------------------
Common stock, $.10 par value                      9,981,600 SHARES
                                                  ----------------

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            OCT. 31,      APRIL 30,
                                                             2004           2004
                                                         ------------   ------------
Assets
Current Assets:
 Cash and cash equivalents (including short term
  investments of $3,679 and $177,682, respectively)           $4,081       $178,108
 Trading securities                                           13,906         19,981
 Receivable from clearing brokers                                 --          5,356
 Accounts receivable, net of allowance for doubtful
  accounts of $43 and $40, respectively                        2,530          1,842
 Receivable from affiliates                                    2,637          2,920
 Prepaid expenses and other current assets                     1,668          1,911
 Deferred income taxes                                           104            104
                                                         ------------   ------------
  Total current assets                                        24,926        210,222

 Long term securities available for sale                      55,887         46,357
 Property and equipment, net                                   6,316          6,545
 Capitalized software and other intangible assets, net         3,334          3,800
                                                         ------------   ------------
  Total assets                                               $90,463       $266,924
                                                         ============   ============
Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable, accrued expenses and other liabilities     $3,667         $3,619
 Accrued salaries                                              1,376          1,576
 Dividends payable                                             2,495        177,172
 Accrued taxes payable                                            --            422
                                                         ------------   ------------
  Total current liabilities                                    7,538        182,789

 Unearned revenue                                             37,562         40,871
 Deferred income taxes                                         6,056          7,684
 Deferred charges                                                282            282

Shareholders' Equity:
 Common stock, $.10 par value; authorized 30,000,000
  shares; issued 10,000,000 shares                             1,000          1,000
 Additional paid-in capital                                      991            991
 Retained earnings                                            26,208         19,459
 Treasury stock, at cost (18,400 shares on 10/31/04
  and 4/30/04)                                                  (354)          (354)
 Accumulated other comprehensive income, net of tax           11,180         14,202
                                                         ------------   ------------
  Total shareholders' equity                                  39,025         35,298
                                                         ------------   ------------
  Total liabilities and shareholders' equity                 $90,463       $266,924
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

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      OCTOBER 31,                OCTOBER 31,
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
Revenues:
 Investment periodicals and
  related publications                            $12,953      $12,633      $26,099      $25,637
 Investment management fees & svcs                  7,844        7,933       15,939       15,847
                                                ----------   ----------   ----------   ----------
  Total revenues                                   20,797       20,566       42,038       41,484
                                                ----------   ----------   ----------   ----------
Expenses:
 Advertising and promotion                          5,424        4,993       10,790       10,590
 Salaries and employee benefits                     5,192        5,343       10,525       10,897
 Production and distribution                        2,073        2,183        4,245        4,403
 Office and administration                          2,240        2,220        4,365        4,195
                                                ----------   ----------   ----------   ----------
  Total expenses                                   14,929       14,739       29,925       30,085
                                                ----------   ----------   ----------   ----------

Income from operations                              5,868        5,827       12,113       11,399
Income from securities transactions, net            3,569        3,345        6,929        5,884
                                                ----------   ----------   ----------   ----------
Income before income taxes                          9,437        9,172       19,042       17,283
Provision for income taxes                          3,639        3,647        7,303        6,760
                                                ----------   ----------   ----------   ----------
  Net income                                       $5,798       $5,525      $11,739      $10,523
                                                ==========   ==========   ==========   ==========

Earnings per share, basic & fully diluted           $0.58        $0.55        $1.18        $1.05
                                                ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         FOR THE SIX MONTHS
                                                                ENDED
                                                       OCT. 31,       OCT. 31,
                                                         2004           2003
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $11,739        $10,523

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                             1,231          1,409
 Gains on sales of trading securities and
  securities held for sale                                (6,419)        (1,250)
 Unrealized gains on trading securities                     (331)        (2,338)
 Deferred income tax                                         116            818

 Changes in assets and liabilities:
  Decrease in unearned revenue                            (3,309)        (1,462)
  Decrease in deferred charges                               (42)          (138)
  Increase in accounts payable and accrued expenses           90            601
  Decrease in accrued salaries                              (200)          (127)
  Decrease in accrued taxes payable                         (538)        (1,654)
  Decrease in prepaid expenses and other
   current assets                                            243            267
  Decrease/(increase) in accounts receivable                (351)           214
  Decrease/(increase) in receivable from affiliates          283           (346)
                                                     ------------   ------------
   Total adjustments                                      (9,227)        (4,006)
                                                     ------------   ------------
NET CASH PROVIDED BY OPERATIONS                            2,512          6,517

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of long term equity securities       12,672          2,094
 Purchases of long term securities                            --         (1,065)
 Proceeds from sales of long term fixed
  income securities                                        8,019         50,939
 Purchases of long term fixed income securities          (23,680)       (49,382)
 Proceeds from sales of trading securities                23,638         11,713
 Purchases of trading securities                         (16,985)       (20,665)
 Acquisition of property, and equipment                     (153)          (152)
 Expenditures for capitalized software                      (383)          (388)
                                                     ------------   ------------
NET CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES        3,128         (6,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                         (179,667)        (4,990)
                                                     ------------   ------------
NET CASH USED FOR FINANCING ACTIVITIES                  (179,667)        (4,990)
                                                     ------------   ------------
Net decrease in cash and cash equivalents               (174,027)        (5,379)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           178,108         10,217
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $4,081         $4,838
                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                 COMMON STOCK
                                                                                                         ACCUMULATED
                                    NUMBER               ADDITIONAL                                         OTHER
                                      OF                  PAID-IN    TREASURY  COMPREHENSIVE  RETAINED  COMPREHENSIVE
                                    SHARES     AMOUNT     CAPITAL     STOCK        INCOME     EARNINGS     INCOME          TOTAL
                                 -----------  --------   ----------  --------  ------------- ---------  -------------    ---------
Balance at April 30, 2004         9,981,600    $1,000         $991     $(354)                 $19,459        $14,202      $35,298

Comprehensive income
 Net income                                                                         $11,739    11,739                      11,739
 Other comprehensive income,
  net of tax:
   Change in unrealized
    gains on securities, net of tax                                                  (3,022)                  (3,022)      (3,022)
                                                                               -------------
Comprehensive income                                                                 $8,717
                                                                               =============
Dividends declared                                                                             (4,990)                     (4,990)
                                 -----------  --------   ----------  --------                ---------  -------------    ---------
Balance at October 31, 2004       9,981,600    $1,000         $991     $(354)                 $26,208        $11,180      $39,025
                                 ===========  ========   ==========  ========                =========  =============    =========


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

                                 COMMON STOCK
                                                                                                         ACCUMULATED
                                    NUMBER               ADDITIONAL                                         OTHER
                                      OF                  PAID-IN    TREASURY  COMPREHENSIVE  RETAINED  COMPREHENSIVE
                                    SHARES     AMOUNT     CAPITAL     STOCK        INCOME     EARNINGS     INCOME          TOTAL
                                  ----------  --------   ----------  --------  ------------- ---------  -------------     --------
Balance at April 30, 2003         9,981,600    $1,000         $991     $(354)                $183,768         $9,973     $195,378

Comprehensive income
 Net income                                                                         $10,523    10,523                      10,523
 Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities, net of tax                                                  3,463                    3,463        3,463
                                                                               -------------
Comprehensive income                                                                $13,986
                                                                               =============
Dividends declared                                                                             (4,990)                     (4,990)
                                 -----------  --------   ----------  --------               ----------  -------------   ----------
Balance at October 31, 2003       9,981,600    $1,000         $991     $(354)                $189,301        $13,436     $204,374
                                 ===========  ========   ==========  ========               ==========  =============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies - Note 1:
-------------------------------------------------

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

Cash and Cash Equivalents:
For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2004 and April 30, 2004, cash equivalents included $1,760,000 and $122,319,000 respectively, invested in the Value Line money market funds.

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities - Note 2:
-------------------------------------
Trading Securities:
Securities held by the Company had an aggregate cost of $12,448,000 and a fair market value of $13,906,000 at October 31, 2004, and an aggregate cost of $18,854,000 and a fair market value of $19,981,000 at April 30, 2004. The proceeds from sales of trading securities during the six months ended October 31, 2004, were $23,638,000 and the related gain on these sales was $247,000. The proceeds from sales of trading securities during the six months ended October 31, 2003 were $11,713,000 and the related gain on these sales was $665,000.

Long-Term Securities:
Equity Securities Available for Sale:
The aggregate cost of the long term equity securities, which are primarily invested in the Value Line mutual funds, was $18,003,000 and the fair market value was $35,204,000 at October 31, 2004. The aggregate cost of the long term equity securities at April 30, 2004 was $24,502,000 and the fair market value was $46,356,000. For the six months ended October 31, 2004, the decrease in gross unrealized appreciation on these securities of $4,651,000, net of deferred taxes of $1,628,000, was included in shareholders' equity. During the six months ended October 31, 2004, the Company sold various securities from its long term equity securities portfolio. The proceeds from sales of equity securities were $12,672,000 and the related gain on these sales was $6,172,000. Proceeds and capital gains for fiscal 2005 include $433,000 from the sale of shares of common stock, received from a vendor in a negotiated contract. In addition, 15% or $74,000 is being held in escrow until January 2006. This compares to proceeds of $2,094,000 and the related loss of $6,000 on sales from the long term equity securities portfolio for the six months ended October 31, 2003.

Government Debt Securities:
The Company's investments in debt securities are available for sale and valued at fair market value. The aggregate cost and fair market value at October 31, 2004 for U.S. government debt securities portfolio classified as available for sale were as follows:

                                                               (IN THOUSANDS)
                                                   HISTORICAL       FAIR        GROSS UNREALIZED
MATURITY                                             COST       MARKET VALUE     HOLDING GAINS
------------------------------------------------------------------------------------------------
Due in 1-2 years                                      $14,976        $14,976                 $0
Due in 2-5 years                                        5,705          5,707                  2
                                                  ----------------------------------------------
Total investment in debt securities                   $20,681        $20,683                 $2
                                                  ==============================================

The aggregate cost and fair market value at April 30, 2004 for U.S. government debt securities portfolio classified as available for sale were as follows:

                                                               (IN THOUSANDS)
                                                   HISTORICAL       FAIR        GROSS UNREALIZED
MATURITY                                             COST       MARKET VALUE     HOLDING GAINS
------------------------------------------------------------------------------------------------
Due in 1-2 years                                           $1             $1                 $0
                                                  ----------------------------------------------
Total investment in debt securities                        $1             $1                 $0
                                                  ==============================================

The average yield on the U.S. Government debt securities held to maturity at October 31, 2004 and April 30, 2004 was 1.31% and 2.59%, respectively.

During the six months ended October 31, 2004 the increase in unrealized holding gains of $2,000 net of deferred taxes of $1,000 was included in shareholders' equity.

Proceeds received from settlement of long-term fixed income securities sales of $8,019,000 during the six months ended October 31, 2004 were equal to the cost of the securities. Proceeds from sales of long-term fixed income securities during the six months ended October 31, 2003 were $50,939,000 and the related gain on sales was $591,000.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Disclosure of Cash Flow Information - Note 3:
--------------------------------------------------------------------------
Cash payments for income taxes were $7,960,000 and $7,630,000 during the six months ended October 31, 2004 and 2003, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:
--------------------------------------------------------------------------
Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statement of Income was $600,000 for the six months ended October 31, 2004 and 2003.

Comprehensive Income - Note 5:
-----------------------------------------
Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. At October 31, 2004 and 2003, the Company held long term equity and long term fixed income securities classified as available for sale. The change in valuation of these securities, net of deferred taxes has been recorded in the Company's Consolidated Balance Sheets. For the six months ended October 31, 2004, decreases in gross unrealized gains on these securities were $4,651,000 and the decreases in related deferred taxes were $1,628,000. The increases during the six months ended October 31, 2003 in gross unrealized gains on these securities and the related deferred taxes were $5,328,000 and $1,865,000, respectively.

Related Party Transactions - Note 6:
----------------------------------------
The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 (rule 12b-1) from all but two of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the six months ended October 31, 2004 and 2003, investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fees, amounted to $15,291,000 and $15,046,000, respectively. These amounts include service and distribution fees of $4,744,000 and $4,757,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,402,000 and $2,448,000 at October 31, 2004 and April 30, 2004, respectively.

For the six months ended October 31, 2004 and 2003, the Company was reimbursed $275,000 and $249,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At October 31, 2004 and April 30, 2004, Receivable from affiliates included a receivable from the Parent of $59,000 and $70,000 respectively.

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Federal, State and Local Income Taxes - Note 7:
------------------------------------------------------

 The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

 The provision for income taxes includes the following:

                                                SIX MONTHS ENDED OCTOBER 31,

                                                              2004      2003
                                        ------------------------------------
                                                             (IN THOUSANDS)
Current:
 Federal                                                    $6,144    $4,962
 State and local                                             1,043       980
                                        ------------------------------------
                                                             7,187     5,942
Deferred:
 Federal                                                       118       827
 State and local                                                (2)       (9)
                                        ------------------------------------
                                                               116       818
                                        ------------------------------------
                                                            $7,303    $6,760
                                        ====================================

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax liability are primarily a result of unrealized gains on the Company's trading and long-term securities portfolios.

Business Segments - Note 8:
------------------------------------

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

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

                                              SIX MONTHS ENDED OCTOBER 31, 2004
                                                           INVESTMENT
                                                           MANAGEMENT
                                            PUBLISHING      SERVICES        TOTAL
Revenues from external customers               $26,099       $15,939      $42,038
Intersegment revenues                               97            --           97
Income from securities transactions                  7         6,922        6,929
Depreciation and amortization                    1,180            43        1,223
Segment operating profit                         7,019         5,102       12,121
Segment assets                                  13,726        53,900       67,626
Expenditures for
 segment assets                                    406           130          536

                                              SIX MONTHS ENDED OCTOBER 31, 2003
                                                           INVESTMENT
                                                           MANAGEMENT
                                            PUBLISHING      SERVICES        TOTAL
Revenues from external customers               $25,637       $15,847      $41,484
Intersegment revenues                              106            --          106
Income from securities transactions                  9         5,875        5,884
Depreciation and amortization                    1,358            34        1,392
Segment operating profit                         6,583         4,833       11,416
Segment assets                                  15,240       240,376      255,616
Expenditures for
 segment assets                                    535             5          540

                                VALUE LINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 Reconciliation of Reportable Segment Revenues,
                   Operating Profit and Assets (in thousands)

                                                          SIX MONTHS ENDED OCTOBER 31,
                                                           2004                    2003
Revenues
Total revenues for reportable segments                  $42,135                 $41,590
Elimination of intersegment revenues                        (97)                   (106)
                                                     ----------------------------------
 Total consolidated revenues                            $42,038                 $41,484
                                                     ==================================

Segment profit
Total profit for reportable segments                    $19,050                 $17,300
Less: Depreciation related to corporate assets               (8)                    (17)
                                                     ----------------------------------
 Income before income taxes                             $19,042                 $17,283
                                                     ==================================

Assets
Total assets for reportable segments                    $67,626                $255,616
Corporate assets                                         22,837                     321
                                                     ----------------------------------
 Consolidated total assets                              $90,463                $255,937
                                                     ==================================

Contingencies - Note 9:
-----------------------

 The Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The lawsuit was settled without a material adverse effect on the Company.

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

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had liquid resources, which were used in its business, of $73,275,000 at October 31, 2004. In addition to $17,388,000 of working capital, the Company has long-term securities with a market value of $55,887,000, that, although classified as non-current assets, are also readily marketable should the need arise.

     The Company's cash flow from operations of $2,512,000 for the six months ended October 31, 2004 was lower than fiscal 2004's cash flow of $6,517,000. The decrease in cash flow from operations during the first six months of fiscal 2005 was primarily a result of a decline in new publication orders, which resulted during volatile financial market and geopolitical conditions. In addition, operating cash flow declined from lower interest income as a result of the special dividend paid in May 2004 and higher income taxes due to an increase in capital gains from sales of long-term equity securities holdings during fiscal 2005. Net cash inflows of $3,128,000 from investing activities during the six months ended October 31, 2004 resulted primarily from the redeployment of holdings in long-term and trading equity securities to long-term fixed income and cash securities. Cash outflows from financing activities of $179,667,000 reflect the Company's normal quarterly dividend of $.25 per share for the first two quarters of fiscal 2005 as well as a special $17.50 dividend paid to all shareholders on May 19, 2004.

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

                                OPERATING RESULTS

     Net income for the six months ended October 31, 2004 of $11,739,000 or $1.18 per share was 12% above income of $10,523,000 or $1.05 per share in fiscal 2004. Net income for the second quarter of fiscal 2005 of $5,798,000 was 5% above income of $5,525,000 for the comparable period of fiscal 2004. Operating income of $12,113,000 for the six months ended October 31, 2004 was 6% above operating income of $11,399,000 for the same period of the last fiscal year. Operating income of $5,868,000 for the three months ended October 31, 2004 was slightly above the operating income of $5,827,000 for the second quarter of the last fiscal year. Income from securities transactions for the six months ended October 31, 2004 was 18% above income for the same period of fiscal 2004. Revenues of $42,038,000 for the six months ended October

31, 2004 were 1% higher than revenues of $41,484,000 for the comparable period of fiscal 2004. Revenues of $20,797,000 for the second quarter of fiscal 2005 were 1% above revenues of $20,566,000 for the three months ended October 31, 2003. Retained Earnings of $26,208,000 increased 35% or $6,749,000 during the six months ended October 31, 2004, which was 22% higher than last year's growth for the same period.

     Subscription revenues of $26,099,000 for the six months ended October 31, 2004 were 2% higher than revenues of $25,637,000 for the same period of the prior fiscal year. Revenues from all electronic publications as well as licensing fees were up 29% for the six months ended October 31, 2004 while revenues from all print products were down 5% compared to the last fiscal year's level. Subscription revenues of $12,953,000 for the second quarter of fiscal 2005 were 3% above revenues of $12,633,000 for the three months ended October 31, 2003. Investment management fees and services revenues of $15,939,000 for the six months ended October 31, 2004 were above the prior fiscal year's revenues of $15,847,000.

     Operating expenses for the six months ended October 31, 2004 of $29,925,000 were slightly lower than the last fiscal year's expenses of $30,085,000. Total advertising and promotional expenses of $10,790,000 were 2% above the prior year's expenses of $10,590,000. Salaries and employee benefit expenses of $10,525,000 were 3% below expenses of $10,897,000 recorded in the prior fiscal year. Production and distribution costs for the six months ended October 31, 2004 of $4,245,000 were 4% below expenses of $4,403,000 at October 31, 2003. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted from a migration in circulation from print to electronic versions of our products. Office and administrative expenses of $4,365,000 were 4% above the prior fiscal year's expenses of $4,195,000. The increase in administrative expenses was primarily due to an increase in professional fees and higher rent expenses resulting from scheduled lease increases. These increases were partially offset by lower depreciation of fixed assets and lower software licensing and hardware maintenance fees that resulted from renegotiating vendors' pricing.

     The Company's securities portfolios produced income of $6,929,000 for the six months ended October 31, 2004 versus income of $5,884,000 for the same period of the last fiscal year, an increase of 18% or $1,045,000. Income from securities transactions for the six months ended October 31, 2004 included dividend and interest income of $174,000 and capital gains of $6,749,000 from sales of equity securities from the Company's short-term trading and long-term portfolios, which compares to dividend and interest income of $2,305,000 and capital gains of $3,583,000 from sales of securities from the Company's short-term trading and long-term portfolios for the same period of the last fiscal year. The lower dividend and interest income during fiscal 2005 was a result of sales of the Company's fixed income securities during the latter part of fiscal 2004 in preparation for payment on May 19, 2004 of a special dividend of $17.50 per share to all common stockholders of record as of May 7, 2004. Capital gains for fiscal 2005 include $433,000 from the sale of shares received under the terms of a CEO negotiated contract with a vendor.

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

                                VALUE LINE, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Value Line, Inc.
                                          (Registrant)


Date:  December 15, 2004                   By:  s/Jean Bernhard Buttner

                                           -------------------------
                                           Jean Bernhard Buttner
                                           Chairman & Chief Executive Officer


Date:  December 15, 2004                   By:  s/Stephen R. Anastasio

                                           -------------------------
                                           Stephen R. Anastasio
                                           Chief Financial Officer


Date:  December 15, 2004                   By:  s/ David T. Henigson

                                           -------------------------
                                           David T. Henigson
                                           Vice President and Treasurer