Form 10-K/A
period 2004-04-30
VALUE LINE INC
filed 2005-02-28
CIK 717720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2004

or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________ to _______

Commission File Number 0-11306

VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

220 East 42nd Street, New York, NY	10017-5891
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at June 16, 2004, was $52,340,000. There were 9,981,600 shares of the registrant’s Common Stock outstanding at June 16, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None
Part I

Item 1.	BUSINESS.

Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). As of June 16, 2004, AB & Co. owned approximately 86% of the Company’s issued and outstanding common stock.

The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing investment advisory services to mutual funds, institutions and individual clients. VLP publishes in both print and electronic formats The Value Line Investment Survey™, one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Small and Mid-Cap Edition, The Value Line 600, Value Line Select, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, Value Line Insight, The Value Line Special Situations Service, The Value Line Options Survey and The Value Line Convertibles Survey. VLP also provides current and historical financial databases (DataFile, Estimates & Projections, Convertibles, Mutual Funds and other services) in standard computer formats and markets investment analysis software, Value Line Investment Survey for Windows®, Mutual Fund Survey for Windows®, Value Line Daily Options Survey and Value Line Electronic Convertibles. These electronic products are available on CD-Rom and offered directly on the Company’s internet site, www.valueline.com. The Company's print and electronic services are marketed through media, direct mail and the internet to retail and institutional investors.

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

In addition to VLP, the Company's other wholly-owned subsidiaries include a registered broker-dealer, Value Line Securities, Inc., and an advertising agency, Vanderbilt Advertising Agency, Inc. These subsidiaries primarily provide services used by the Company in its investment management and publishing businesses. Compupower Corporation, another subsidiary, serves the subscription fulfillment needs of the Company's publishing operations. Value Line Distribution Center, Inc. (“VLDC”) handles all of the mailings of the publications to the Company’s subscribers. Additionally, VLDC provides office space for Compupower

Corporation’s computer operations center. The name "Value Line," as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. As used herein, except as the context otherwise requires, the term "Company" includes the Company and its consolidated subsidiaries.

A.	Investment Information and Publications.

VLP publishes investment related publications and produces electronic products described below:

l.	Publications:

The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based on computer-generated statistics of financial results and stock market performance. A combined Index on our Web site allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered in the Small and Mid-Cap Edition and in the standard edition of The Value Line Investment Survey. Two of the more important evaluations for each stock covered are "Timeliness(tm)" and "Safety(tm).” Timeliness(tm) relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based primarily on the issuer's relative financial strength and its stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 104 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant.

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

The principal difference between the Small and Mid-Cap Edition and The Value Line Investment Survey’s Standard Edition is that the Small and Mid-Cap Edition does not include Value Line’s financial forecasts or analysts' comments. Nor does the Small & Mid-Cap Edition include a Selection & Opinion section. These modifications allow VLP to offer this service at a relatively low price.

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

The Value Line 600 is a monthly service, which contains full-page reports on more than 600 stocks. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. Since it was introduced in fiscal 1996, it has proven to be very popular among investors who want the same type of analysis provided in the full Investment Survey, but who don’t want or need coverage of the large number of companies contained in that publication. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics.

2.	Electronic Products:

Value Line Investment Analyzer 3.9 on CD-ROM is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 300 data fields for about 8,000 stocks, industries and indices, including the 1,700 stocks covered in VLP’s benchmark publication, The Value Line Investment Survey. The product was introduced in June 1996. The latest version has major enhancements to the user interface and the ability for users to update data from the Company’s Internet site (www.valueline.com). New features are added continuously.

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

Value Line Mutual Fund Survey for Windows®, a monthly CD-ROM product with weekly internet updates, is the electronic version of the Value Line Mutual Fund Survey. The program features powerful sorting, filtering and portfolio analysis. Version 2 was introduced in 1998, with added features such as style attribution analysis, portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets to differentiate it from the competition.

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

Most Value Line products and services are available from the Company’s Web site www.valueline.com. The site includes a multimedia section that features daily market reports and updates on stocks, options, mutual funds and convertibles as well as webcasting of daily analyst commentary and fast-breaking developments on companies in the news. In addition, the Company has added a host of new tools to chart and filter stocks and mutual funds along with tools to build a portfolio, customize a report and receive Value Line reports.

A new internet-only service, the Value Line Research Center, includes on-line access to the Company’s leading publications covering stocks, mutual funds, options and convertible securities as well as special situation stocks. This service includes full subscriptions to The Value Line Investment Survey, The Value Line Mutual Fund Survey, The Value Line Daily Options Survey, The Value Line Investment Survey Small and Mid-Cap Edition, The Value Line Convertibles Survey, The Special Situations Service, Value Line ETF Survey, The Value Line No Load Fund Advisor, Value Line 600 and Value Line Select.

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

Total net assets of the Value Line Funds at April 30, 2004, were:
(in thousands)

The Value Line Fund, Inc.	$198,674
Value Line Income and Growth Fund, Inc.	209,817
The Value Line Special Situations Fund, Inc.	320,743
Value Line Leveraged Growth Investors, Inc.	317,851
The Value Line Cash Fund, Inc.	301,373
Value Line U.S. Government Securities Fund, Inc.	126,019
Value Line Centurion Fund, Inc.	339,953
The Value Line Tax Exempt Fund, Inc.	141,787
Value Line Convertible Fund, Inc.	43,495
Value Line Aggressive Income Trust	61,966
Value Line New York Tax Exempt Trust	26,257
Value Line Strategic Asset Management Trust	778,119
Value Line Emerging Opportunities Fund, Inc.	260,647
Value Line Asset Allocation Fund, Inc.	144,682
$3,271,383

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

Compupower provides computerized subscription fulfillment services for the Company as well as subscriber relation’s services for Company publications. Additionally, Compupower also provides microfiche and imaging services to the Company, its affiliates and third-party customers.

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

Value Line Distribution Center, Inc. (“VLDC”) handles all of the mailings of the publications to the Company’s subscribers. Additionally, VLDC provides office space for the Compupower Corporation’s subscriber relations and data processing departments.

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

II. First Trust Value Line Dividend Closed-end Trust - Portfolio Based On Large-cap Stocks Selected as Rank #1 and #2 by Value Line’s Safety Rank Strategy

This closed-end fund, sponsored by First Trust Portfolios was completed on August 26, 2003 and raised total assets of $465 million. The Fund's investment objective is to provide total return through a combination of current income and capital appreciation. The Fund seeks to accomplish its investment objective by investing in common stocks with minimum market cap of $1 billion that pay above average dividends and have the potential for capital appreciation. The Fund is listed on the American Stock Exchange, a dominant trading arena for closed-end funds, and is trading with the symbol FVD.

Total assets currently attributable to this closed-end fund product are approximately $422 million as of April 30, 2004.

III. First Trust Value Line & Ibbotson Equity Allocation Fund

This closed-end fund, sponsored by First Trust Portfolios, was completed during the month of April 2004, as a closed-end management investment company. The Allocation Fund will own a subset of the #1 and #2 ranked stocks per the Value Line Timeliness™, Safety™, and Technical™ Ranking Systems. The Trust closed April 27, 2004 and raised $120 million. The Fund is listed on the American Stock Exchange, and is trading with the symbol FVD.

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

G.	Assets.

The Company's assets identifiable to each of its principal business segments were as follows:

	April 30,
	2004	2003
	(in thousands)

Investment Periodicals & Related Publications	$14,592	$18,648
Investment Management	74,786	227,786
Corporate Assets(1)	177,546	380
	$266,924	$246,814

____________
(1)	Corporate Assets have increased by $177,173,000 at April 30, 2004 in preparation for payment in May 2004 of the Company’s ordinary dividend of $.25 per share and a special dividend declared by the Board of Directors during April 2004 of $17.50 per share.

H.	Competition.

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

WEB SITE ACCESS TO SEC REPORTS

The Company’s Web site address is www.valueline.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Financial Info page of the Company’s Web site as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

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

					Dividend
	High		Low		Declared
Quarter Ended	Bid	Asked	Bid	Asked	Per Share

July 31, 2002	$48.7600	$49.2500	$37.8600	$38.8990	$.25
October 31, 2002	44.6900	46.9800	37.5000	38.7000	.25
January 31, 2003	45.9600	46.9600	37.4400	38.0000	.25
April 30, 2003	$48.3500	$49.0100	$44.7000	$44.9600	$.25

July 31, 2003	$54.7900	$55.7700	$45.6600	$46.0000	$.25
October 31, 2003	50.1600	51.5000	47.6900	48.1000	.25
January 31, 2004	50.8100	50.9900	48.1000	49.0000	.25
April 30, 2004	$66.5200	$74.2000	$48.1000	$48.6000	$17.75

Item 5(c).	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 1, 2004 through February 29, 2004	--	--	--	--
March 1, 2004 through March 31, 2004	229	$50.882	618,432	Not determined.
April 1, 2004 through April 30, 2004	--	--	--	--
Total	229	$50.882	618,432	--

All purchases were made by Arnold Bernhard & Co., Inc., an affiliate of the issuer, pursuant to public announcements issued on December 24, 1997, November 24, 1999 and periodically thereafter.

Item 6.	SELECTED FINANCIAL DATA.

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended April 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)

Revenues:

Investment periodicals and related publications	$52,497	$52,469	$53,114	$56,042	$58,857
Investment management fees and services	$32,206	$29,600	$34,329	$42,349	$37,385
Total revenues	$84,703	$82,069	$87,443	$98,391	$96,242

Income from operations	$24,739	$24,095	$29,186	$37,811	$36,428

Net income	$20,350	$19,987	$20,323	$24,091	$33,698

Earnings per share, basic and fully diluted	$2.04	$2.00	$2.04	$2.41	$3.38

Total assets	$266,924	$246,814	$268,735	$270,992	$298,198

Cash dividends declared per share	$18.50	$1.00	$1.00	$1.00	$1.00

Item 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During fiscal 2004, the Company’s stock outperformed the major market indices. Value Line, Inc.’s. stock was up 34% for the twelve months ended April 30, 2004. In April 2004, the Board of Directors of the Company declared a distribution from its Retained Earnings in the form of a special dividend of $17.50 per share or $174,678,000 to all shareholders of record as of May 7, 2004. The purpose of the dividend was to return to all shareholders, in the form of cash, a significant portion of the earnings of the Company from its successful operations over the past number of years, at a time when shareholders can enjoy the present favorable tax rates on dividends. Despite this significant distribution, Value Line remains exceptionally strong financially with $35,298,000 of Shareholders’ Equity as of April 30, 2004 after declaration of the special dividend.

Subscription revenues of $52,497,000 for the twelve months ended April 30, 2004 were approximately equal to those for the same period of the prior fiscal year. Although total revenues from all print products for the twelve months ended April 30, 2004 were down 4% since the last fiscal year, revenues from all electronic publications were up over 12% in fiscal 2004. Subscription revenues of $13,728,000 for the fourth quarter of fiscal 2004 were 7% above revenues of $12,874,000 for the three months ended April 30, 2003. While total revenues from all print products for the three months ended April 30, 2004 were level with the revenues for the fourth quarter of fiscal 2003, revenues from all electronic publications were 11% above revenues for the comparable quarter of the last fiscal year. Investment management fees and services revenues of $32,206,000 for the twelve months ended April 30, 2004 were 9% above the prior fiscal year’s revenues of $29,600,000. Investment management fees and services revenues of $8,148,000 for the three months ended April 30, 2004 were 14% above the revenues of $7,151,000 recorded in the fourth quarter of fiscal 2003.

Operating expenses for the twelve months ended April 30, 2004 of $59,964,000 were 3% above the last year’s expenses of $57,974,000. Total advertising and promotional expenses of $21,821,000 were 7% above the prior year’s expenses of $20,418,000 primarily due to additional costs associated with marketing two of the Company’s equity mutual funds, increases in media advertising, higher fund supermarket fees related to sales of the Value Line mutual funds shares, and increased postage rates for direct mail. Successful direct mail campaigns resulted in an increase in subscription activity since April 2003 with total new full term subscription orders rising 11% from the level during the twelve months of the prior fiscal year. Salaries and employee benefit expenses of $20,764,000 were 4% above expenses of $19,938,000 recorded in the prior fiscal year. Production and distribution costs for the twelve months ended April 30, 2004 of $8,733,000 were 7% below expenses of $9,400,000 for the twelve months ended April 30, 2003. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted from a migration in circulation from print to electronic versions of our products and management’s decision to discontinue issuing print copies of the Reference Library to trial subscribers of The Value Line Investment Survey and The VLIS Small and Mid-Cap Stock Edition. Office and administrative expenses of $8,646,000 were 5% above the last year’s expenses of $8,218,000. The net increase in administrative expenses was primarily due to higher rent expenses resulting from scheduled lease increases, higher bank collection fees associated with an increase in the Company’s publishing credit card business, and increases in professional fees.

The Company’s securities portfolios produced a gain of $8,266,000 for the twelve months ended April 30, 2004 versus a gain of $6,626,000 for the same period of the last fiscal year. The Company’s trading portfolio produced a gain of $3,008,000 during the twelve months ended April 30, 2004 versus losses of $940,000 during the same period of the last fiscal year. Income from securities transactions for the twelve months ended April 30, 2004 also included dividend and interest income of $4,259,000 and capital gains of $1,087,000 from sales of securities from the Company’s long-term portfolio of equity and fixed income securities. This compares to dividend and interest income of $4,361,000 and capital gains of $3,211,000 from sales of securities from the Company’s long-term portfolio for the same period of the last fiscal year.

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

The Company’s cash flow from operations of $21,628,000 for the twelve months ended April 30, 2004 was 29% higher than fiscal 2003’s cash flow of $16,816,000. The rise in cash flow from operations was primarily due to a 11% increase in total new full term subscription orders, an increase of 9% in the Company’s investment management business, and containment of expenses. Net cash inflows of $156,245,000 from investing activities during the twelve months of fiscal 2004 resulted primarily from sales of fixed income securities in preparation for payment on May 19, 2004 of a special dividend in the amount of $174,678,000. The cash inflows from investing activities were partially offset by additional investments in the Company’s short-term equity trading portfolio. Net cash outflows of $114,066,000 for investing activities for the twelve months of fiscal 2003 were due largely to the Company’s decision last fiscal year to re-deploy its cash and equity holdings into Government debt obligations with higher effective yields.

From time to time, the Company’s Parent has purchased additional shares of Value Line, Inc. in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2005.

FISCAL 2003

Operating Results

Net income for the twelve months ended April 30, 2003 of $19,987,000 or $2.00 per share compared to net income of $20,323,000 or $2.04 per share in fiscal 2002. Net income of $6,792,000 or $.68 per share for the last quarter of fiscal 2003 exceeded net income of $4,591,000 or $0.47 per share for the fourth quarter of the prior fiscal year by 48% due primarily to a lower income tax rate and an increase in income from securities transactions. The lower income tax rate was the result of a favorable tax determination from a local tax jurisdiction regarding the Company’s income allocation method. Operating income of $24,095,000 for the twelve months ended April 30, 2003 was below operating income of $29,186,000 for the same period of last fiscal year. Revenues of $82,069,000 for the twelve months ended April 30, 2003 were the seventh highest in the Company’s history and compared to revenues of $87,443,000 in the prior year. The decline in revenues and net income during the twelve months ended April 30, 2003 was largely the result of a 14% decline in investment management fees and services revenues that resulted primarily from a decrease in average net asset values in the Value Line mutual funds. The change in net asset values in Value Line’s mutual funds was largely attributable to the overall decline in the financial markets with the NASDAQ index falling 13% during the twelve months ended April 30, 2003, representing a 71% decline from its all time high.

During fiscal 2003, the Company’s stock outperformed the major market indices. Value Line, Inc’s. stock was up 2.4% for the twelve months ended April 30, 2003, while during this same period, the NASDAQ index fell 13%.

Subscription revenues of $52,469,000 were 1% below revenues for the same period of the prior fiscal year. The decrease in subscription revenues compared to the prior year’s was primarily a result of the 2% decline in revenues from The Value Line Investment Survey and related products, which included Value Line Investment Survey for Windows, The Value Line Research Center, The Value Line 600, The VLIS Small and Mid-Cap Stock Edition, and Value Line Select. Investment management fees and services revenues of $29,600,000 for the twelve months ended April 30, 2003 were 14% below the prior fiscal year’s revenues of $34,329,000. The change in total revenues was primarily attributable to the continued difficult financial market conditions impacting severely on investment management fees and services revenues, with stable subscription revenue moderating the overall effect.

Operating expenses for the twelve months ended April 30, 2003 of $57,974,000 were comparable to last year’s expenses of $58,257,000. Total advertising and promotional expenses of $20,418,000 were 2% above the prior year’s expenses of $19,928,000. The increase in advertising expenses resulted primarily from a 9% increase in postage rates associated with the Company’s direct mail advertising for the Company’s publications and the Value Line’s mutual funds and an increase in discount brokerage commissions incurred for sales of Value Line’s mutual funds’ shares. Salaries and employee benefit expenses of $19,938,000 were 9% below expenses of $21,801,000 recorded in the prior fiscal year. Production and distribution costs for the twelve months ended April 30, 2003 of $9,400,000 were 6% above expenses of $8,831,000 for the twelve months ended April 30, 2002. The increase in production and distribution expenses resulted from an increase in the average subscription circulation and the aforementioned increase in U.S. postal rates. Additionally, expenses associated with outsourcing a portion of the Company’s stock and mutual fund data collection services and amortization of previously deferred costs for the development of computer software for internal use contributed to the higher production expenses. Office and administrative expenses of $8,218,000 were 7% above last year’s expenses of $7,697,000. The net increase in administrative expenses compared to last year’s resulted primarily from higher insurance premiums and increases in professional fees.

The Company’s securities portfolios produced a gain of $6,626,000 for the twelve months ended April 30, 2003, which was 14% above the gain of $5,828,000 for the same period of last fiscal year. The Company’s trading portfolio produced losses of $940,000 during the twelve months ended April 30, 2003 versus losses of $5,625,000 during the same period of last fiscal year. The value of the Company’s securities portfolios has been negatively impacted by the declining financial market with the NASDAQ down 13% during the twelve months ended April 30, 2003. Income from securities transactions for the twelve months ended April 30, 2003 also included dividend and interest income of $4,361,000 and capital gains of $3,211,000 from sales of securities from the Company’s long-term portfolio. This compares to dividend and interest income of $2,829,000 and capital gains of $8,633,000 from sales of securities from the Company’s long-term portfolio for the same period of last fiscal year.

Liquidity and Capital Resources

The Company had liquid resources, which were used in its business, of $228,471,000 at April 30, 2003. In addition to $12,408,000 of working capital, the Company had long-term securities with a market value of $216,063,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company’s cash flow from operations of $16,816,000 for the twelve months ended April 30, 2003 was 17% lower than fiscal 2002’s cash flow of $20,145,000. The decrease in cash flow from operations was primarily a result of lower pretax earnings and a decrease in unserved paid subscription orders. Net cash outflows of $114,066,000 from investing activities during the twelve months of fiscal 2003 were $134,841,000 higher than net cash inflows for the twelve months of fiscal 2002 due largely to the Company’s decision to re-deploy its cash holdings into Government debt obligations with higher effective yields.

From time to time, the Company’s Parent has purchased additional shares of Value Line, Inc. in the market when, and as the Parent has determined it to be appropriate. The Company understands that the Parent may make additional purchases from time to time in the future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2004.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

Value Line, Inc.’s Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Value Line’s significant market risks are primarily associated with interest rates and equity prices. The following sections address the significant market risks associated with Value Line’s business activities.

Interest Rate Risk

Value Line’s management prefers to invest in highly liquid, U.S. government debt securities with extremely low credit risk. Although the principal is secure, the price of these debt instruments is interest rate sensitive. Value Line’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. To limit the price fluctuation in these securities from interest rate changes, Value Line’s management invests in relatively short-term obligations maturing in 1 to 5 years.

The fair values of Value Line’s fixed maturity investments will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by prepayment options, relative values of alternative investments, and other general market conditions.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates

	(bp = basis points)
	Fair	100bp	100bp	200bp	300bp
Fixed Income Securities	Value	decrease	increase	increase	increase

As of April 30, 2004
Investments in securities with fixed maturities	$1	$1	$1	$1	$1

As of April 30, 2003
Investments in securities with fixed maturities	$170,913	$181,299	$161,900	$153,116	$144,739

During the last quarter of fiscal year 2004, the Company sold virtually all of its long-term holdings of fixed maturity investments and transferred the proceeds to cash in preparation for payment of a special $17.50 per share dividend, declared on April 23, 2004. The sale greatly reduced the Company’s exposure to risks associated with interest rate changes. Management regularly monitors the maturity structure of the Company’s investments in fixed maturity U.S. government debt obligations in order to maintain an acceptable price risk associated with changes in interest rates.

Equity Price Risk

The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Value Line invests a significant level of its assets in equity securities, primarily the Value Line family of equity mutual funds. Each mutual fund invests in a variety of equity positions of various companies thereby diversifying Value Line’s risk. The Company’s objectives include maintenance of a greater weighting in large and mid capitalization companies in its equity portfolio to minimize price risk. Value Line has also utilized derivative financial instruments in the past to minimize market price risk, although no such derivative financial instruments were utilized during fiscal 2004 and 2003.

The table below summarizes Value Line’s equity price risks as of April 30, 2004 and 2003 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity

As of April 30, 2004	$46,353	30% increase	$60,259	39.4%
		30% decrease	32,447	(39.4)%

As of April 30, 2003	$45,150	30% increase	$58,695	4.4%
		30% decrease	31,605	(4.4)%

Although the risk associated with equity price changes does not significantly change the value of the Company’s equity securities holdings at fiscal year end April 30, 2004 as compared to April 30, 2003, the percentage increase/decrease in shareholder’s equity has more dramatically changed as a result of the lower shareholder equity balance that resulted from the declaration of the special $17.50 special dividend during the quarter ended April 30, 2004.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

Quarterly Results (Unaudited):
(in thousands, except per share amounts)

		Income		Earnings
	Total	From	Net	Per
	Revenues	Operations	Income	Share

2004, by Quarter -
First	$20,918	$5,572	$4,998	$0.50
Second	20,566	5,827	5,525	0.55
Third	21,343	6,040	4,904	0.49
Fourth	21,876	7,300	4,923	0.50
Total	$84,703	$24,739	$20,350	$2.04

2003, by Quarter -
First	$20,505	$4,975	$3,000	$0.30
Second	20,386	6,379	4,524	0.45
Third	21,153	5,898	5,671	0.57
Fourth	20,025	6,843	6,792	0.68
Total	$82,069	$24,095	$19,987	$2.00

2002, by Quarter -
First	$22,840	$7,287	$4,599	$0.46
Second	21,777	7,290	5,515	0.55
Third	21,620	6,315	5,618	0.56
Fourth	21,206	8,294	4,591	0.47
Total	$87,443	$29,186	$20,323	$2.04

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

Item 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) within the past ninety days. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in providing them on a timely basis with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)	Changes in internal controls.

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Director
(a) Names of Directors, Age as of June 16, 2004 and Principal Occupation	Since

Jean Bernhard Buttner* (69). Chairman of the Board, President, and Chief Executive Officer of the Company and Arnold	1982
Bernhard & Co., Inc. Chairman of the Board and President of each of the Value Line Funds.

Harold Bernard, Jr. (73). Attorney-at-law. Retired Administrative Law Judge, National Labor Relations Board. Director of	1982
Arnold Bernhard & Co., Inc. Judge Bernard is a cousin of Jean Bernhard Buttner.

Samuel Eisenstadt (81). Senior Vice President and Research Chairman of the Company.	1982

Herbert Pardes, MD (70). President and CEO of New York- Presbyterian Hospital.	2000

Marion Ruth (69). Real Estate Executive. President, Ruth Realty (real estate broker). Director or Trustee of each of the	2000
Value Line Funds.

Howard A. Brecher* (50). Vice President of the Company since 1996 and Secretary since 1992; Secretary, Treasurer and	1992
General Counsel of Arnold Bernhard & Co., Inc. since 1991, Director since 1992 and Vice President since 1994.

David T. Henigson* (46). Vice President of the Company since 1992 and Treasurer since 1994; Director of Compliance	1992
and Internal Audit of the Company since 1988; Vice President of each of the Value Line Funds since 1992 and Secretary and Treasurer since 1994; Vice President and Director of Arnold Bernhard & Co., Inc. since 1992.

Edgar A. Buttner (41). Postdoctoral Fellow, Harvard University since 2003; Research Associate, McLean Hospital, 2002-	2003
2003; Postdoctoral Fellow, Massachusetts Institute of Technology, 1997-2001; Director of Arnold Bernhard & Co., Inc.
Dr. Buttner is the son of Jean Bernhard Buttner.

Marianne Asher (38). Private investor, graduate somatic counselor; Director of Arnold Bernhard & Co., Inc. Mrs. Asher	2004
is a daughter of Jean Bernhard Buttner.

*	Member of the Executive Committee

(b)	The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

Audit Committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the members of which are: Harold Bernard, Jr., Dr. Herbert Pardes and Marion N. Ruth.

Audit Committee Financial Expert

The Board of Directors has determined that no member of the Audit Committee is an “audit committee financial expert” (as defined in the rules and regulations of the Securities and Exchange Commission). The current members of the Audit Committee have served on the Audit Committee for a minimum of four years and the Board of Directors believes that the experience and financial sophistication of the members of the Audit Committee are sufficient to permit the members of the Audit Committee to fulfill the duties and responsibilities of the Audit Committee. All members of the Audit Committee meet the Nasdaq Stock Market’s audit committee financial sophistication requirements.

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

				Long-Term
				Compensation
				Awards
				Restricted		All Other
Name and	Fiscal	Annual Compensation		Stock Award(s)	Options Granted	Compensation(b)
Principal Position	Year	Salary($)	Bonus(a)($)	($)	(#)	($)

Jean B. Buttner	2004	917,286	- 0 -	--	--	16,814
Chairman of the Board	2003	898,419	- 0 -	--	--	16,017
and Chief Executive Officer	2002	881,667	- 0 -	--	--	17,976

Samuel Eisenstadt	2004	138,900	125,000	--	--	13,890
Senior Vice President	2003	138,900	122,917	--	--	13,547
and Research Chairman	2002	136,250	120,000	--	--	13,469

David T. Henigson	2004	100,000	415,000	--	--	10,000
Vice President	2003	100,000	415,000	--	--	9,800
	2002	100,000	395,000	--	--	10,000

Howard A. Brecher	2004	50,000	400,000	--	--	5,000
Vice President	2003	50,000	375,000	--	--	4,900
	2002	50,000	325,000	--	--	5,000

Stephen R. Anastasio (c)	2004	100,000	120,000	--	--	10,000
Chief Financial Officer;	2003	100,000	120,000	--	--	9,800
Corporate Controller	2002	100,000	101,062	--	--	10,000

______________
(a)	A portion of the bonuses are contingent upon future employment.

(b)	Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $1,217,000 for the year ended April 30, 2004. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability or termination of employment.

(c)	Mr. Anastasio became Chief Financial Officer in April 2003.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of June 16, 2004 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)

Arnold Bernhard & Co., Inc.(1)	8,609,632	86.26%
220 East 42nd Street
New York, NY 10017

____________________
(1)	Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

The following table sets forth information as of June 16, 2004, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

	Number of Shares		Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned(1)

Jean Bernhard Buttner	100	(1)	*
Harold Bernard, Jr.	450		*
Howard A. Brecher	200		*
Samuel Eisenstadt	100		*
David T. Henigson	150		*
Dr. Herbert Pardes	100		*
Marion Ruth	200		*
Stephen R. Anastasio	100		*
Edgar A. Buttner	100		*
Marianne Asher	-0-		*

All directors and executive officers as a group (10 persons)	1,500	(1)	*
______________
*Less than one percent

(1)	Excludes 8,609,632 shares (86.26% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

For the fiscal year ended April 30, 2004 and 2003, fees for services provided by Horowitz & Ullmann, P.C. were as follows:

	2004	2003

Audit services	$125,625	$119,300
Financial information systems design and implementation	0	0
All other (including tax consulting)	$125,200	$135,765

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements
See Item 8.

2.	Schedules
Schedule I - Marketable Securities.
Schedule XIII - Other Investments. (Reg. S-X, Article 5)

All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

3.1	Articles of Incorporation of the Company, as amended through April 17, 1983, are incorporated by reference to the Registration Statement - Form S-1 of Value Line, Inc. Part II, Item 16.(a) 3.1 filed with the Securities and Exchange Commission on April 7, 1983.

3.2	Certificate of Amendment of Certificate of Incorporation dated October 24, 1989.

10.8	Form of tax allocation arrangement between the Company and AB&Co. incorporated by reference to the Registration Statement - Form S-1 of Value Line, Inc. Part II, Item 16.(a) 10.8 filed with the Securities and Exchange Commission on April 7, 1983.

10.9	Form of Servicing and Reimbursement Agreement between the Company and AB&Co., dated as of November 1, 1982 incorporated by reference to the Registration Statement - Form S-1 of Value Line, Inc. Part II, Item 16.(a) 10.9 filed with the Securities and Exchange Commission on April 7, 1983.

10.10	Value Line, Inc. Profit Sharing and Savings Plan as amended and restated effective May 1, 1989, including amendments through April 30, 1995, incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1996.

10.13	Lease for the Company's premises at 220 East 42nd Street, New York, N.Y. incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1994.

21	Subsidiaries of the Registrant.

31	Rule 13a-14 and 15d-14 Certifications

32	Section 1350 Certifications

(b)	Reports on Form 8-K.

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

By:	/s/ Jean Bernhard Buttner

Jean Bernhard Buttner Chairman & Chief Executive Officer

By:	/s/ Stephen R. Anastasio

Stephen R. Anastasio Chief Financial Officer

By:	/s/ David T. Henigson

David T. Henigson Vice President and Treasurer

Dated: February 25, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2004, to be signed on its behalf by the undersigned as Directors of the Registrant.

/s/ Jean Bernhard Buttner	/s/ Howard A. Brecher
Jean Bernhard Buttner	Howard A. Brecher

/s/ Harold Bernard, Jr.	/s/ Samuel Eisenstadt
Harold Bernard, Jr.	Samuel Eisenstadt

/s/ Marion N. Ruth	/s/ David T. Henigson
Marion N. Ruth	David T. Henigson

/s/ Dr. Herbert Pardes	/s/ Edgar A. Buttner
Dr. Herbert Pardes	Edgar A. Buttner

/s/ Marianne Asher
Marianne Asher

Dated: February 25, 2005

275 Madison Avenue
New York, NY 10016
A member of the	Telephone: (212) 532-3736
AICPA SEC Practice Section	Facsimile: (212) 545-8997
New York State Society of CPAs	E-mail: epas@horowitz-ullmann.com

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Value Line, Inc. and subsidiaries at April 30, 2004 and 2003, and the results of their operations, changes in stockholders’ equity, and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in Item 15 (a) of Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements.

July 12, 2004
New York, NY

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	Apr. 30,	Apr. 30,
Assets	2004	2003
Current Assets:
Cash and cash equivalents (including short term investments of $177,682, and $9,774, respectively)	$178,108	$10,217
Trading securities	19,981	3,093
Receivable from clearing brokers	5,356	932
Accounts receivable, net of allowance for doubtful accounts of $40, and $41, respectively	1,842	1,914
Receivable from affiliates	2,920	2,310
Prepaid expenses and other current assets	1,911	1,244
Deferred income taxes	104	48
Total current assets	210,222	19,758

Long term securities available for sale	46,357	216,063
Property and equipment, net	6,545	7,393
Capitalized software and other intangible assets, net	3,800	3,600
Total assets	$266,924	$246,814

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,619	$2,852
Accrued salaries	1,576	1,390
Dividends payable	177,172	2,495
Accrued taxes payable	422	613
Total current liabilities	182,789	7,350

Unearned revenue	40,871	38,579
Deferred income taxes	7,684	5,157
Deferred charges	282	350

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	19,459	183,768
Treasury stock, at cost (18,400 shares on 4/30/04, and 4/30/03)	(354)	(354)
Accumulated other comprehensive income, net of tax	14,202	9,973
Total shareholders' equity	35,298	195,378
Total liabilities and shareholders' equity	$266,924	$246,814

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Statements of Income and Retained Earnings
(in thousands, except per share amounts)

	Years ended April 30,
	2004	2003	2002
Revenues:
Investment periodicals and related publications	$52,497	$52,469	$53,114
Investment management fees & services	32,206	29,600	34,329
Total revenues	84,703	82,069	87,443
Expenses:
Advertising and promotion	21,821	20,418	19,928
Salaries and employee benefits	20,764	19,938	21,801
Production and distribution	8,733	9,400	8,831
Office and administration	8,646	8,218	7,697
Total expenses	59,964	57,974	58,257

Income from operations	24,739	24,095	29,186
Income from securities transactions, net	8,266	6,626	5,828
Income before income taxes	33,005	30,721	35,014
Provision for income taxes	12,655	10,734	14,691
Net income	$20,350	$19,987	$20,323

Retained earnings, at beginning of year	183,768	173,760	163,416
Dividends declared	(184,659)	(9,979)	(9,979)
Retained earnings, at end of year	$19,459	$183,768	$173,760
Earnings per share, basic and fully diluted	$2.04	$2.00	$2.04

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended April 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$20,350	$19,987	$20,323

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,726	3,274	3,115
Gains on sales of trading securities and securities available for sale	(3,075)	(2,242)	(3,277)
Unrealized gains on trading securities	(942)	(75)	258
Deferred income taxes	193	(1,690)	1,049

Changes in assets and liabilities:
Proceeds from sales of trading securities	41,549	4,227	37,536
Purchases of trading securities	(55,406)	(4,591)	(31,414)
Increase/(decrease) in unearned revenue	2,292	(2,060)	1,113
(Decrease)/increase in deferred charges	(344)	73	(277)
Increase/(decrease) in accounts payable and accrued expenses	1,043	(552)	(1,900)
Increase/(decrease) in accrued salaries	186	(469)	(432)
(Decrease)/increase in accrued taxes payable	(191)	486	(395)
(Increase)/decrease in prepaid expenses and other current assets	(667)	(40)	70
(Increase)/decrease in accounts receivable	667	(33)	144
(Increase)/decrease in receivable from affiliates	(610)	157	354
Total adjustments	(12,579)	(3,535)	5,944
Net cash provided by operations	7,771	16,452	26,267

Cash flows from investing activities:
Proceeds from sales of long term securities	5,788	39,598	56,102
Purchases of long term securities	(1,425)	(6,894)	(14,279)
Proceeds from sales of fixed income securities	229,127	57,471	---
Purchases of fixed income securities	(61,210)	(202,040)	(25,074)
Acquisition of property and equipment	(271)	(229)	(447)
Expenditures for capitalized software	(1,907)	(1,608)	(1,649)
Net cash (used in) investing activities	170,102	(113,702)	14,653

Cash flows from financing activities:
Proceeds from sales of treasury stock	---	45	35
Dividends paid	(9,982)	(9,979)	(9,978)
Net cash used in financing activities	(9,982)	(9,934)	(9,943)
Net increase/(decrease) in cash and cash equivalents	167,891	(107,184)	30,977
Cash and cash equivalents at beginning of year	10,217	117,401	86,424
Cash and cash equivalents at end of period	$178,108	$10,217	$117,401

See independent auditor's report and accompanying notes to the consolidated financial statements.

VALUE LINE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED APRIL 30, 2004, 2003 AND 2002
(in thousands, except share amounts)

	Number	Par value	Additional				Accumulated other
	of common	of common	paid-in	Treasury	Comprehensive	Retained	comprehensive
	shares	shares	capital	Stock	income	earnings	income	Total

Balance at April 30, 2001	9,978,925	$1,000	$963	($406)		$163,416	$35,233	$200,206

Comprehensive income
Net income					$20,323	20,323		20,323
Other comprehensive income, net of tax:
Change in unrealized gains on securities					(14,580)		(14,580)	(14,580)
Comprehensive income					$5,743

Exercise of stock options	1,200		12	23				35
Dividends declared						(9,979)		(9,979)
Balance at April 30, 2002	9,980,125	$1,000	$975	($383)		$173,760	$20,653	$196,005

Comprehensive income
Net income					$19,987	19,987		19,987
Other comprehensive income, net of tax:
Change in unrealized gains on securities					(10,680)		(10,680)	(10,680)
Comprehensive income					$9,307

Exercise of stock options	1,475		16	29				45
Dividends declared						(9,979)		(9,979)
Balance at April 30, 2003	9,981,600	$1,000	$991	($354)		$183,768	$9,973	$195,378
Comprehensive income
Net income					$20,350	20,350		20,350

Other comprehensive income, net of tax:
Change in unrealized gains on securities					4,229		4,229	4,229
Comprehensive income					$24,579

Dividends declared						(184,659)		(184,659)
Balance at April 30, 2004	$9,981,600	$1,000	$991	($354)		$19,459	$14,202	$35,298

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies:

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

Valuation of Securities:

The Company's long-term securities available for sale portfolio, which consists of shares of the Value Line Mutual Funds and government debt securities, is accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities".The securities are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the long term securities are recorded in earnings on trade date and are determined on the identified cost method.

Trading securities held by the Company are valued at market with unrealized gains and losses included in earnings.

Market valuation of securities listed on a securities exchange and over-the-counter securities traded on the NASDAQ national market is based on the closings sales prices on the last business day of each month. In the absence of closing sales prices for such securities, and for other securities traded in the over-the-counter market, the security is valued at the midpoint between the latest available and representative asked and bid prices.

Valuation of open-ended mutual fund shares are based upon the daily net asset values of the shares as calculated by such funds.

The market value of the Company's fixed maturity government debt obligations are valued utilizing quoted prices at the end of each day provided by an outside pricing service.

Advertising expenses: The Company expenses advertising costs as incurred.

Value Line, Inc.
Notes to Consolidated Financial Statements

Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse.

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

Note 2 - Supplementary Cash Flow Information:

Cash payments for income taxes were $12,755,000, $11,480,000, and $14,034,000 in fiscal 2004, 2003, and 2002, respectively. Interest payments of $18,000, $49,000, and $6,000, were made in fiscal 2004, 2003, and 2002, respectively.

Note 3 - Related Party Transactions:

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

Note 4 - Investments:

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

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities, which are primarily invested in the Value Line mutual funds, was $24,502,000 and the market value was $46,353,000 at April 30, 2004. The aggregate cost of the long-term securities at April 30, 2003 was $31,366,000 and the market value was $45,150,000. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet are $21,850,000 and $13,784,000, net of deferred taxes of $7,648,000 and $4,824,000 as of April 30, 2004 and 2003, respectively. There are no losses on equity securities included in Accumulated Other Comprehensive Income for the fiscal years ended April 30, 2004 and 2003, respectively. The increase in gross unrealized gains on these securities of $8,066,000 and the decrease of $17,987,000, net of deferred taxes of $2,823,000 and $6,295,000 were included in shareholders' equity at April 30, 2004 and 2003, respectively.

Realized capital gains from the sales of long-term securities available for sale were $1,441,000, $2,609,000 and $8,633,000 of which $1,413,000, $1,997,000 and $6,357,000 of capital gains were reclassified out of Accumulated Other Comprehensive Income into earnings during fiscal years ended April 30, 2004, 2003, and 2002, respectively. The proceeds received from the sales of these securities during the fiscal years ended April 30, 2004, 2003, and 2002 were $9,751,000, $39,598,000 and $56,102,000, respectively.

Government Debt Securities:

The Company's investments in debt securities are available for sale and valued at market value. The aggregate cost and fair value at April 30, 2004 for U.S. government debt securities classified as available for sale were as follows:

	(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains

Due in 1-2 years	$1	$1	$0
Total investment in debt securities	$1	$1	$0

The aggregate cost and fair value at April 30, 2003 for U.S. government debt securities classified as available for sale were as follows:

	(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains

Due in 1-2 years	$104,401	$104,718	$317
Due in 2-5 years	64,953	66,195	1,242
Total investment in debt securities	$169,354	$170,913	$1,559

Value Line, Inc.
Notes to Consolidated Financial Statements

There are no gains or losses on U.S. government debt securities included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of April 30, 2004 and no losses included for 2003, respectively. The total gains for U.S. government debt securities included in Accumulated Other Comprehensive Income are $1,559,000, net of deferred taxes of $546,000, as of April 30, 2003.

The average yield on the U.S. Government debt securities classified as available for sale at April 30, 2004 and April 30, 2003 was 2.59% and 3.36%, respectively.

Proceeds from sales of long-term fixed income securities available for sale during fiscal 2004 were $230,210,000 and the related loss on sales, which were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet was $354,000. Proceeds from sales of long-term fixed income securities available for sale during fiscal 2003 were $57,471,000 and the related gain on sales, which were reclassified from Accumulated Other Comprehensive Income on the Balance Sheet was $602,000. There were no sales of long-term fixed income securities during fiscal year 2002.

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

Note 5 - Property and Equipment:

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

Property and equipment consist of the following:

	April 30,
	2004	2003
	(in thousands)

Land	$726	$726
Building and leasehold improvements	7,834	7,834
Furniture and equipment	10,569	10,585
	19,129	19,145
Accumulated depreciation and amortization	(12,584)	(11,752)
	$6,545	$7,393

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 6 - Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Years ended April 30,
	2004	2003	2002
Current:	(in thousands)
Federal	$10,453	$10,383	$11,232
State and local	2056	2,041	2,502
	12,509	12,424	13,734
Deferred:
Federal	134	(1,704)	960
State and local	12	14	(3)
	146	(1,690)	957
Provision for income taxes	$12,655	$10,734	$14,691

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

	Years ended April 30,
	2004	2003	2002
	(in thousands)

Unrealized gains on securities held for sale	($7,648)	($5,370)	($11,121)
Unrealized gains on trading securities	(395)	(65)	(40)
Depreciation and amortization	(101)	(294)	(575)
Deferred professional fees	348	340	370
Deferred charges	151	308	451
Other, net	65	(127)	(1735)
	($7,580)	($5,208)	($12,650)

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

Value Line, Inc.
Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Years ended April 30,
	2004	2003	2002
	(in thousands)

Tax expense at the U.S. statutory rate	$11,552	$10,752	$12,255
Increase (decrease) in tax expense from:
State and local income taxes, net of federal income tax benefit	1,344	1,336	1,629
Effect of tax exempt income and dividend deductions	(278)	(95)	(28)
Other, net	37	(1,259)	835
Provision for income taxes	$12,655	$10,734	$14,691

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

Note 7 - Employees' Profit Sharing and Savings Plan:

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 8 - Incentive Stock Options:

On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the 1983 Incentive Stock Option Plan for the three years ended April 30, 2004, is as follows:

	Number of	Option
	Shares	Prices

Outstanding at April 30, 2001	2,675	$29.75
Granted	--
Exercised	(1,200)	$29.75
Cancelled	--

Outstanding at April 30, 2002	1,475	$29.75
Granted	--
Exercised	(1,475)	$29.75
Cancelled	--

Outstanding at April 30, 2003	--	--
Granted	--
Exercised	--	--
Cancelled	--	--
Outstanding at April 30, 2004	--	--

At April 30, 2004, all of the options under the option plan were exercised. Of the common stock held in treasury at April 30, 2002, 1,475 shares were issued during fiscal 2003 for the exercise of stock options.

Note 9 - Treasury Stock:

Treasury stock, at cost, for the three years ended April 30, 2004, consists of the following:

	Shares	Amount
		(in thousands)
Balance April 30, 2001	21,075	$406
Exercise of incentive stock options	(1,200)	(23)
Balance April 30, 2002	19,875	$383
Exercise of incentive stock options	(1,475)	(29)
Balance April 30, 2003	18,400	$354
Exercise of incentive stock options	--	--
Balance April 30, 2004	18,400	$354

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 10 - Lease Commitments:

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
$6,533

Rental expense for the years ended April 30, 2004, 2003 and 2002 under operating leases covering office space was $1,544,000, $1,350,000, and $1,373,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 11 - Business Segments:

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

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

		April 30, 2004
		Investment
		Management
	Publishing	Services	Total

Revenues from external customers	$52,497	$32,206	$84,703
Intersegment revenues	193	--	193
Income from securities transactions	4	8,262	8,266
Depreciation and amortization	2,632	62	2,694
Segment profit	14,391	10,380	24,771
Segment assets	14,592	74,786	89,378
Expenditures for segment assets	2,128	45	2,173

		April 30, 2003
		Investment
		Management
	Publishing	Services	Total

Revenues from external customers	$52,469	$29,600	$82,069
Intersegment revenues	180	--	180
Income from securities transactions	38	6,588	6,626
Depreciation and amortization	3,080	156	3,236
Segment profit	13,660	10,473	24,133
Segment assets	18,648	227,786	246,434
Expenditures for segment assets	1,571	37	1,608

Value Line, Inc. Notes to Consolidated Financial Statements Reconciliation of Reportable Segment Revenues,
Operating Profit and Assets
(in thousands)

	2004	2003
Revenues
Total revenues for reportable segments	$84,896	$82,249
Elimination of intersegment revenues	(193)	(180)
Total consolidated revenues	$84,703	$82,069

Segment profit
Total profit for reportable segments	$33,037	$30,759
Less: Depreciation related to corporate assets	(32)	(38)
Income before income taxes	$33,005	$30,721

Assets
Total assets for reportable segments	$89,378	$246,434
Corporate assets	177,546	380
Consolidated total assets	$266,924	$246,814

Note 12 - Net Capital:

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

Note 13 - Disclosure of Credit Risk of Financial Instruments with Off Balance Sheet Risk:

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 14 - Comprehensive Income:

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

At April 30, 2004, 2003, and 2002, the Company held both equity securities and U.S. Government debt securities that are classified as Long Term Securities Available for Sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred taxes has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

The gross change in other comprehensive income during fiscal 2004 that resulted from an increase in unrealized gains and the deferred taxes on the change in value of equity securities classified as available for sale were $8,066,000 and $2,823,000, respectively. The gross change in other comprehensive income during fiscal 2003 and 2002 that resulted from a decrease in unrealized gains and deferred taxes on the change in value of equity securities classified as available for sale were $17,987,000 and $22,431,000 and $6,295,000 and $7,851,000, respectively.

The gross change in other comprehensive income during fiscal 2004 that resulted from a decrease in unrealized gains and the deferred taxes on the change in value of U.S. Government debt securities classified as available for sale were $1,559,000 and $545,000, respectively. The gross change in other comprehensive income during fiscal 2003 that resulted from an increase in unrealized gains and a reclassification of the U.S. Government Debt securities from the classification, held-to-maturity to available for sale and the deferred taxes on the change in value of U.S. Government debt securities were $1,559,000, and $545,000, respectively. The U.S. Government debt securities were reclassified as available for sale during fiscal 2003 from the classification of held-to-maturity during fiscal year 2002 with $1,555,000 of unrealized gains included in 2003's gross change in other comprehensive income.

Note 15 - Accounting for the Costs of Computer Software Developed for Internal Use:

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

Note 16 - Contingencies

The Company commenced an action in New York Supreme Court against a small mutual fund company pertaining to a contemplated transaction. The Company is seeking damages in an unspecified amount. The Company was countersued for alleged damages in excess of $5,000,000. A related entity of the defendant in the New York action brought suit against the Company and certain Directors in Federal Court in Texas based on the same transaction. Although the ultimate outcome of the litigation is subject to the inherent uncertainties of any legal proceedings, based upon Counsel's analysis of the factual and legal issues and the Company's meritorious defenses, it is management's belief that the expected outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations and financial condition.

VALUE LINE, INC.
SCHEDULE 1-MARKETABLE SECURITIES
As of APRIL 30, 2004

Common Stock Name	Number of Shares	Cost	Market

1 800 FLOWERS.COM	37,242	344,282.56	371,675.16
ACCREDO HEALTH INC	10,639	411,939.57	411,303.74
AETNA INC.	376	33,042.84	31,020.00
AGILENT TECHNOLOGIES	12,587	434,052.79	339,974.87
AMERICAN FINANCIAL GROUP INC	4,383	130,776.99	134,558.10
AMERICAN INTERNATIONAL GROUP INC	5,299	393,269.91	379,673.35
AMERITRADE HOLDINGS CORP.	25,768	273,435.88	315,915.68
ANDREW CORP	2,010	40,702.50	34,129.80
APOLLO GROUP INC	390	33,796.80	35,490.00
ARCHER DANIELS MIDLAND CO	23,724	408,996.22	416,593.44
ARMOR HOLDINGS INC	11,829	346,300.94	390,830.16
ARROW ELECTRONICS INC	4,927	124,935.91	124,554.56
AUTODESK INC.	854	29,061.62	28,617.54
BARD C R INC	326	34,967.94	34,644.02
BIOGEN IDEC INC	7,396	392,658.60	436,364.00
BMC SOFTWARE INC	1,963	36,925.99	33,959.90
CAREER EDUCATION CORP.	538	34,585.28	34,421.24
CEPHLON INC	594	33994.62	33,804.54
CERNER CORP	744	32788.08	31,858.08
CHARLES RIVER LABS INTL INC	794	33,586.28	36,524.00
CHATTEM INC.	1,035	29,034.75	28,038.15
CHICOS FAS INC	9,041	315,067.91	368,239.93
COACH INC.	814	34,881.77	34,676.40
COMMERCE BANCORP INC	694	40,128.76	39,564.94
COPART INC	18,335	382,512.10	347,448.25
CVS CORP.	11,097	407,512.88	428,677.11
DAVITA INC.	1,026	35,644.60	52,428.60
D R HORTON INC.	11,931	330,723.03	343,612.80
DST SYSTEMS INC	929	41,182.57	41,015.35
ENESCO GROUP	2,370	34,388.70	30,738.90
ERESEARCHTECHNOLOGY INC	13,779	437,798.47	433,762.92
ERICSSON LM TEL CO	1,445	40,295.27	38,538.15
ETRADE GROUP INC.	31,050	433,124.16	352,728.00
FAIRCHILD SEMICONDUCTOR	1,501	40,219.98	29,224.47
FISHER SCIENTIFIC INTL INC	550	29,524.00	32,202.50
FLIR SYS INC	745	34,903.25	34,895.80
FOOT LOCKER INC	15,784	339,898.68	378,816.00
FORTUNE BRANDS INC	456	34,944.60	34,770.00
GENENTECH, INC.	3,779	239,565.39	464,061.20
GEORGIA PAC CORP	10,717	403,671.88	376,166.70
GETTY IMAGES INC.	661	35,026.39	36,090.60
GUESS INC.	22,978	370,997.37	357,767.46
HARMAN INTL INDS INC.	5,014	322,640.42	380,311.90
HEADWATERS INC	5,478	127,565.30	125,172.30
HELEN OF TROY CORP LTD.	1,368	39,388.23	45,444.96
HOME DEPOT INC.	11,088	383,569.44	390,186.72
IDX SYSTEMS	11,622	222,350.93	368,417.40
IDEXX LABS INC	597	33,649.85	36,572.22
INCO LTD	10,617	395,144.30	305,238.75
INGRAM MICRO INC	1,550	29,233.00	18,522.50
INTERNATIONAL GAME TECH.	9,036	339,011.72	341,018.64

Common Stock Name	Number of Shares	Cost	Market

INVITROGEN CORP.	5,465	335,012.70	395,447.40
KORN FERRY INTERNATIONAL	2,250	33,725.03	33,705.00
L-3 COMMUNICATIONS HOLDINGS	588	34,133.40	36,303.12
LABORATORY CORP OF AMERICA HOLDINGS	997	40,900.08	39,620.78
LANDRY'S RESTAURANTS INC	4,176	132,232.69	139,812.48
MANDALAY RESORT GROUP	5,543	337,993.58	318,445.35
MARVEL TECHNOLOGY GROUP	8,803	340,356.70	342,612.76
MOTOROLA INC	7,175	129,209.70	130,943.75
NAVIGANT CONSULTING NC.	19,839	298,668.48	347,777.67
NBTY INC	1,100	37,730.00	40,876.00
NEXTEL COMMUNICATIONS INC.	16,104	318,034.31	384,080.40
NORFOLK SOUTHERN CORP	18,235	405,906.07	434,357.70
NU SKIN ENTERPRISES INC	17,518	308,978.82	414,651.06
OPEN TEXT CORP	12,774	377,277.37	347,069.58
PATINA OIL & GAS CORP	1,734	40,137.21	48,205.20
PEPSIAMERICAS INC	1,675	33,088.29	33,550.25
PFIZER INC	1,102	40,234.02	39,407.52
PHELPS DODGE CORP	4,969	386,491.49	327,109.27
PIXELWORKS INC	7,592	130,393.94	135,744.96
POLTECH CORP	10,249	392,419.19	388,232.12
PULTE HOMES INC.	2,253	109,460.51	110,780.01
QUALCOMM, CORP.	6,097	348,946.06	380,818.62
QUEST DIAGNOSTICS INC	360	29,553.00	30,366.00
RADIO ONE INC CLASS A	2,188	40,200.34	41,659.52
RADIO ONE INC	19,619	365,247.90	371,976.24
RED HAT INC	17,141	380,177.06	389,443.52
RESEARCH IN MOTION LTD	3,835	282,182.52	334,028.50
ROGERS CORP	583	34,278.07	34,805.10
SAPIENT CORP	5,751	38,601.92	32,205.60
SCHLUMBERGER LTD	6,670	414,047.25	390,395.10
SILICON LABORATORIES INC	905	39,994.76	42,670.75
SMART & FINAL INC	3,180	38,974.18	36,729.00
STANLEY WORKS	9,101	389,236.29	386,883.51
STARBUCKS CORP.	739	29,105.22	28,761.88
STATION CASINOS INC	845	40,597.77	38,092.60
SYMANTEC CORP	8,723	289,259.04	392,971.15
TECHNE CORP.	1,020	38,379.24	39,892.20
TELECOM CORP OF NEW ZEALAND	13,356	421,684.95	379,043.28
THERMO ELECTRON CORP	1,388	39,656.27	40,529.60
THOMAS & BETTS CORP	3,734	90,021.89	89,765.36
TRANSACTION SYSTEMS ARCHITEC	17,902	309,999.39	380,059.46
UNV PHOENIX ONLINE	4,616	324,159.48	401,961.28
URBAN OUTFITTERS INC.	8,401	191,294.24	387,874.17
VARIAN MEDICAL SYSTEMS INC.	479	39,805.53	41,117.36
WATERS CORP.	1,091	38,370.98	47,076.65
WEBEX INC.	13,612	249,071.39	305,453.28
WEBSENSE INC	1,245	39,815.10	36,727.50
WEIGHT WATCHERS INTL INC	951	40,693.29	37,089.00
WHOLE FOODS MARKET INC	503	40,465.39	40,234.97
YAHOO INC	742	40,230.79	37,493.26
ZIMMER HOLDINGS INC	4,337	339,584.77	346,309.45

TO MARKETABLE SECURITIES		18,853,718.68	19,981,428.09

Value Line, Inc.
Schedule XIII-Other Investments:4/30/2004

Long Term Securities Available For Sale:	Historical	Market
	Cost	Value
Investments In Value Line Mutual Funds

The Value Line Emerging Opportunity Fund, Inc.	9,155,526	19,205,507
The Value Line Asset Allocation Fund, Inc.	15,346,729	27,147,244
Total Investments In Value Line Mutual Funds	$24,502,255	$46,352,751

Other Long Term Investments:

300 Shares of National Association of Securities Dealers, Inc.	$3,000	$3,000

Fixed Income Investments

Federal Home Loan Bank 2.50% due 4/06	1,000	999
Total Fixed Income Investments	$1,000	$999

Total Long Term Securities Available For Sale	$24,506,255	$46,356,750