Form 10-Q
period 2005-01-31
VALUE LINE INC
filed 2005-03-15
CIK 717720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2005	Commission file number 0-11306

VALUE LINE, INC.

(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 East 42nd Street, New York, New York	10017-5891
(address of principal executive offices)	(zip code)

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

Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)
(unaudited)

	Jan. 31,	April 30,
Assets	2005	2004
Current Assets:
Cash and cash equivalents (including short term
investments of $20,939, and $177,682, respectively)	$22,024	$178,108
Trading securities	966	19,981
Receivable from clearing broker	—	5,356
Accounts receivable, net of allowance for doubtful
accounts	2,511	1,842
Receivable from affiliates	2,830	2,920
Prepaid expenses and other current assets	1,836	1,911
Deferred income taxes	104	104
Total current assets	30,271	210,222

Long term securities	58,136	46,357
Property and equipment, net	6,165	6,545
Capitalized software and other intangible assets, net	3,132	3,800
Total assets	$97,704	$266,924
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,413	$3,619
Accrued salaries	1,334	1,576
Dividends payable	2,495	177,172
Accrued taxes payable	—	422
Total current liabilities	7,242	182,789

Unearned revenue	40,852	40,871
Deferred income taxes	6,787	7,684
Deferred charges	282	282

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	28,370	19,459
Treasury stock, at cost (18,400 shares on
1/31/05, and 1/31/04)	(354)	(354)
Accumulated other comprehensive income, net of tax	12,534	14,202
Total shareholders' equity	42,541	35,298
Total liabilities and shareholders' equity	$97,704	$266,924

The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	Jan. 31,		Jan. 31,
	2005	2004	2005	2004
Revenues:
Investment periodicals and
related publications	$13,173	$13,132	$39,272	$38,769
Investment management fees & svcs	7,885	8,366	24,088	24,456
Total revenues	21,058	21,498	63,360	63,225
Expenses:
Advertising and promotion	5,455	5,529	16,245	16,119
Salaries and employee benefits	4,812	5,386	15,337	16,283
Production and distribution	2,106	2,315	6,615	6,961
Office and administration	2,248	2,228	6,613	6,423
Total expenses	14,621	15,458	44,810	45,786

Income from operations	6,437	6,040	18,550	17,439
Securities transactions, net	1,104	1,627	8,033	7,511
Income before income taxes	7,541	7,667	26,583	24,950
Provision for income taxes	2,884	2,763	10,187	9,523
Net income	$4,657	$4,904	$16,396	$15,427

Earnings per share, basic & fully diluted	$0.46	$0.49	$1.64	$1.55

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	Jan. 31,	Jan. 31,
	2005	2004
Cash flows from operating activities:
Net income	$16,396	$15,427

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,800	2,109
Gains on sales of trading securities and
securities available for sale	(8,726)	(1,924)
Unrealized gains on trading securities	1,055	(2,340)
Deferred income taxes	(369)	642

Changes in assets and liabilities:
Proceeds from sales of trading securities	42,205	22,203
Purchases of trading securities	(21,815)	(37,871)
(Decrease)/increase in unearned revenue	(19)	929
Decrease in deferred charges	(63)	(207)
(Decrease)/increase in accounts payable and accrued expenses	(143)	45
(Decrease)/increase in accrued salaries	(242)	20
Decrease in accrued taxes payable	(556)	(405)
Decrease in prepaid expenses and other current assets	578	318
Increase in accounts receivable	(332)	(263)
(Increase)/decrease in receivable from affiliates	90	(268)
Total adjustments	13,463	(17,012)
Net cash provided by/(used in) operations	29,859	(1,585)

Cash flows from investing activities:
Proceeds from sales of long term securities	12,669	2,094
Purchases of long term securities	(1,037)	(1,152)
Proceeds from sales of fixed income securities	9,019	62,329
Purchases of fixed income securities	(23,680)	(49,382)
Acquisition of property and equipment	(189)	(200)
Expenditures for capitalized software	(563)	(594)
Net cash provided by/(used in) investing activities	(3,781)	13,095

Cash flows from financing activities:
Dividends paid	(182,162)	(7,485)
Net cash used in financing activities	(182,162)	(7,485)
Net (decrease)/increase in cash and cash equivalents	(156,084)	4,025
Cash and cash equivalents at beginning of year	178,108	10,217
Cash and cash equivalents at end of period	$22,024	$14,242

The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2005
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total
Balance at April 30, 2004	9,981,600	$1,000	$991	($354)		$19,459	$14,202	$35,298
Comprehensive income
Net income					$16,396	16,396		16,396
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities, net of taxes					(1,668)		(1,668)	(1,668)
Comprehensive income					$14,728
Dividends declared						(7,485)		(7,485)
Balance at January 31, 2005	9,981,600	$1,000	$991	($354)		$28,370	$12,534	$42,541

The accompanying notes are an integral part of these financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2004
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total
Balance at April 30, 2003	9,981,600	$1,000	$991	($354)		$183,768	$9,973	$195,378
Comprehensive income
Net income					$15,427	15,427		15,427
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities					5,144		5,144	5,144
Comprehensive income					$20,571
Dividends declared						(7,485)		(7,485)
Balance at January 31, 2004	9,981,600	$1,000	$991	($354)		$191,710	$15,117	$208,464

The accompanying notes are an integral part of these financial statements.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Significant Accounting Policies - Note 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 15, 2004 and Form 10-K Amended, dated February 25, 2005 for the fiscal year ended April 30, 2004. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2005 and April 30, 2004, cash equivalents included $20,707,000 and $122,319,000 respectively, invested in the Value Line money market funds.

Valuation of Securities:

The Company's long-term securities available for sale portfolio, which consists of shares of the Value Line Mutual Funds and government debt securities, is accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The securities are valued at fair market value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the long term securities are recorded in earnings on trade date and are determined on the identified cost method.

Trading securities held by the Company are valued at fair market value with unrealized gains and losses included in earnings.

Market valuation of securities listed on a securities exchange and over-the-counter securities traded on the NASDAQ national market is based on the closing sales prices on the last business day of each month. In the absence of closing sales prices for such securities, and for other securities traded in the over-the-counter market, the security is valued at the midpoint between the latest available and representative asked and bid prices.

Valuation of open-ended mutual fund shares are based upon the daily net asset values of the shares as calculated by such funds.

The fair market value of the Company's fixed maturity government debt obligations are valued utilizing quoted prices at the end of each day provided by an outside pricing service.

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

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Marketable Securities - Note 2:

Trading Securities:

Securities held by the Company had an aggregate cost of $894,000 and a fair market value of $966,000 at January 31, 2005, and an aggregate cost of $18,854,000 and a fair market value of $19,981,000 at April 30, 2004. The proceeds from sales of trading securities, during the nine months ended January 31, 2005, were $42,205,000 and the related gains on these sales were $2,425,000. The proceeds from sales of trading securities for the same period of fiscal 2004 were $22,203,000 and the related gains on these sales were $1,312,000.

The net changes in unrealized losses of $1,055,000 for the nine months ended January 31, 2005, and the net changes in unrealized gains of $2,340,000 for the nine months ended January 31, 2004, were included in the Consolidated Condensed Statements of Income for fiscal 2005 and 2004, respectively.

Long-Term Securities Available for Sale:

The aggregate cost of the long-term securities, which are primarily invested in the Value Line mutual funds, was $19,164,000 and the fair market value was $38,517,000 at January 31, 2005. The aggregate cost of the long-term securities at April 30, 2004 was $24,502,000 and the fair market value was $46,356,000. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet are $19,437,000 and $21,850,000, net of deferred taxes of $6,803,000 and $7,647,000 as of January 31, 2005 and April 30, 2004, respectively. The total losses on equity securities included in Accumulated Other Comprehensive Income for the nine months ended January 31, 2005 were $87,000, net of deferred taxes of $31,000. There were no losses on equity securities included in Accumulated Other Comprehensive Income for fiscal year ended April 30, 2004. The decrease in gross unrealized gains on these securities of $2,500,000 and the increase of $8,066,000, net of deferred taxes of $875,000 and $2,823,000 were included in shareholders' equity at January 31, 2005 and April 30, 2004, respectively.

Realized capital gains from the sales of long-term securities available for sale were $6,301,000, and $21,000, of which a $5,738,000 gain, and a $6,000 loss were reclassified out of Accumulated Other Comprehensive Income into earnings during the nine months ended January 31, 2005, and 2004, respectively. The proceeds received from the sales of these securities during the nine months ended January 31, 2005, and 2004 were $12,669,000, and $2,094,000, respectively.

Proceeds and capital gains for fiscal 2005 include $433,000 from the sale of shares of common stock, received from a vendor in a negotiated contract. An additional $74,000 is being held in escrow until January 2006.

Government Debt Securities:

The Company's investments in debt securities are available for sale and valued at fair market value. The aggregate cost and fair market value at January 31, 2005 for U.S. Government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical	Fair Market	Gross Unrealized
Maturity	Cost	Value	Holding Gains
Due in 1-2 years	$13,976	$13,976	$0
Due in 2-5 years	5,705	5,643	(62)
Total investment in debt securities	$19,681	$19,619	$(62)

The aggregate cost and fair market value at April 30, 2004 for U.S. Government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical	Fair Market	Gross Unrealized
Maturity	Cost	Value	Holding Gains
Due in 1-2 years	$1	$1	$0
Total investment in debt securities	$1	$1	$0

There are no gains on U.S. Government debt securities included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of January 31, 2005 and April 30, 2004. The total losses on U.S. Government debt securities included in Accumulated Other Comprehensive Income were $62,000 net of deferred taxes of $22,000 as of January 31, 2005. There were no losses at April 30, 2004.

The average yield on the U.S. Government debt securities classified as available for sale at January 31, 2005 and April 30, 2004 was 1.31% and 2.59%, respectively.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Proceeds of $9,019,000 received from settlement of sales of long-term fixed income securities available for sale during the nine months of fiscal 2005, were equal to the cost of the securities. Proceeds received from settlement of sales of long-term fixed income securities available for sale during the nine months of fiscal 2004 were $62,329,000 and the related gains on sales, which were reclassified from Accumulated Other Comprehensive Income on the Balance Sheet were $591,000.

For the nine months ended January 31, 2005, and 2004, securities transactions, net also included $161,000 and $189,000, of dividend income; $199,000, and $3,160,000, of interest income; and $7,000, and $18,000 of related interest expense, respectively.

Supplemental Disclosure of Cash Flow Information - Note 3:

Cash payments for income taxes were $11,111,000 and $9,320,000 during the nine months ended January 31, 2005 and 2004, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income was $797,000 and $880,000 for the nine months ended January 31, 2005 and 2004, respectively.

Comprehensive Income - Note 5:

Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At January 31, 2005, and 2004, the Company held both equity securities and U.S. Government debt securities that are classified as Long Term Securities Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred taxes has been recorded in Accumulated Other Comprehensive Income on the Company's Balance Sheets.

The gross change in other comprehensive income during the nine months of fiscal 2005 that resulted from a decrease in unrealized gains and the deferred taxes on the change in value of equity securities classified as available for sale were $2,504,000 and $876,000, respectively. The gross change in other comprehensive income during the same period of fiscal 2004 that resulted from a decrease in unrealized gains and deferred taxes on the change in value of equity securities classified as available for sale were $7,923,000 and $2,773,000, respectively.

The gross change in other comprehensive income during the nine months of fiscal 2005 that resulted from a decrease in unrealized gains and the deferred taxes on the change in value of U.S. Government debt securities classified as available for sale were $62,000 and $22,000, respectively. The gross change in other comprehensive income during the nine months of fiscal 2004 that resulted from an increase in unrealized gains and a reclassification of the U.S. Government Debt securities from the classification held-to-maturity to available for sale and the deferred taxes on the change in value of U.S. Government debt securities were $1,991,000, and $697,000, respectively.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Related Party Transactions - Note 6:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 (rule 12b-1) from all but two of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the nine months ended January 31, 2005 and 2004, investment management fees, 12b-1 service and distribution fees and brokerage commission income amounted to $23,164,000 and $23,350,000, respectively. These amounts include service and distribution fees of $7,214,000 and $7,205,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,526,000 and $2,448,000 at January 31, 2005 and April 30, 2004, respectively.

For the nine months ended January 31, 2005 and 2004, the Company was reimbursed $387,000 and $365,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At January 31, 2005 and April 30, 2004, Receivable from affiliates included a receivable from the Parent of $156,000 and $70,000 respectively.

Federal, State and Local Income Taxes - Note 7:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Nine months ended January 31,
	2005	2004
	(In Thousands)
Current:
Federal	$9,051	$7,392
State and local	1,522	1,489
	10,573	8,881
Deferred:
Federal	(371)	649
State and local	(15)	(7)
	(386)	642
	$10,187	$9,523

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

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets
(in thousands)

	Nine months ended January 31, 2005
		Investment
		Management
	Publishing	Services	Total

Revenues from external customers	$39,272	$24,088	$63,360
Intersegment revenues	167	—	167
Securities transactions, net	2	8,031	8,033
Depreciation and amortization	1,717	71	1,788
Segment operating profit	10,113	7,811	17,924
Segment assets	16,140	60,910	77,050
Expenditures for
segment assets	613	139	752

	Nine months ended January 31, 2004
		Investment
		Management
	Publishing	Services	Total

Revenues from external customers	$38,769	$24,456	$63,225
Intersegment revenues	180	—	180
Securities transactions, net	3	7,508	7,511
Depreciation and amortization	1,944	45	1,989
Segment operating profit	9,445	8,014	17,459
Segment assets	14,143	249,272	263,415
Expenditures for
segment assets	789	5	794

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Reconciliation of Reportable Segment Revenues,
Operating Profit and Assets
(in thousands)

	Nine months ended January 31,
Revenues	2005	2004
Total revenues for reportable segments
Elimination of intersegment revenues	$63,527	$63,405
Total consolidated revenues	(167)	(180)
	$63,360	$63,225
Segment profit
Total profit for reportable segments
Less: Depreciation related to corporate assets	$25,957	$24,970
Income before income taxes	(12)	(20)
	$25,945	$24,950
Assets
Total assets for reportable segments
Corporate assets	$77,050	$263,415
Consolidated total assets	20,654	307
	$97,704	$263,722

Contingencies - Note 9:

The Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The action was settled without a material adverse effect on the Company. A related entity of the defendant in the New York action brought suit against the Company and certain Directors in Federal Court in Texas based on the same transaction. On the Company's motion, that action has been transferred from Texas to New York. Although the ultimate outcome of the litigation is subject to the inherent uncertainties of any legal proceeding, based upon Counsel's analysis of the factual and legal issues and the Company's meritorious defenses, it is management's belief that the expected outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations and financial condition.

Special Dividend - Note 10:

On April 23, 2004, the Board of Directors of the Company declared a distribution from its Retained Earnings in the form of a special dividend of $17.50 per share or $174,678,000 to all shareholders of record as of May 7, 2004, which was paid on May 19, 2004. The purpose of the dividend was to return to all shareholders, in the form of cash, a significant portion of the earnings of the Company from its successful operations over the past number of years at a time when shareholders could enjoy the present favorable tax rates on dividends.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company had liquid resources, which were used in its business, of $81,165,000 at January 31, 2005. In addition to $23,029,000 of working capital, the Company has long-term securities with a market value of $58,136,000, that, although classified as non-current assets, are also readily marketable should the need arise.

The Company's cash flow provided by operations for the nine months ended January 31, 2005 was $29,859,000 versus cash outflow of $1,585,000 in fiscal 2004. The rise in cash flow from operations was primarily due to an increase in proceeds from sales of trading securities and containment of expenses. Net cash outflow of $3,781,000 from investing activities during the nine months ended January 31, 2005 resulted primarily from the redeployment of holdings in long-term and trading equity securities to fixed income securities. Cash outflows from financing activities of $182,162,000 reflect the Company's normal quarterly dividend of $.25 per share for the three quarters of fiscal 2005 as well as a special $17.50 dividend paid to all shareholders on May 19, 2004.

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

Operating Results

Net income for the nine months ended January 31, 2005 of $16,396,000 or $1.64 per share was 6% above income of $15,427,000 or $1.55 per share in fiscal 2004. Net income for the third quarter of fiscal 2005 of $4,657,000 was 5% below income of $4,904,000 for the comparable period of fiscal 2004. Operating income of $18,550,000 for the nine months ended January 31, 2005 was 6% above operating income of $17,439,000 for the same period of the last fiscal year. Operating income of $6,437,000 for the three months ended January 31, 2005 was 7% above the operating income of $6,040,000 for the third quarter of the last fiscal year. Securities transactions, net for the nine months ended January 31, 2005 were 7% above the same period of fiscal 2004. Revenues of $63,360,000 for the nine months ended January 31, 2005 were comparable to revenues of $63,225,000 for the nine months ended January 31, 2004. Revenues of $21,058,000 for the third quarter of fiscal 2005 were 2% below revenues of $21,498,000 for the three months ended January 31, 2004. Retained Earnings of $28,370,000 increased 46% or $8,911,000 during the nine months ended January 31, 2005, which was 12% higher than last year's growth for the same period.

Subscription revenues of $39,272,000 for the nine months ended January 31, 2005 were 1% higher than revenues of $38,769,000 for the same period of the prior fiscal year. Revenues from all electronic publications as well as licensing fees were up 27% for the nine months ended January 31, 2005 while revenues from all print products were down 5% compared to the last fiscal year's level. Subscription revenues of $13,173,000 for the third quarter of fiscal 2005 were level with revenues of $13,132,000 for the three months ended January 31, 2004. Investment management fees and services revenues of $24,088,000 for the nine months ended January 31, 2005 were 1.5% below the prior fiscal year's revenues of $24,456,000. Investment management fees and services revenues of $7,885,000 for the three months ended January 31, 2005 decreased 6% below revenues of $8,366,000 for the third quarter in the prior fiscal year.

Operating expenses for the nine months ended January 31, 2005 of $44,810,000 were 2% below the last fiscal year's expenses of $45,786,000. Total advertising and promotional expenses of $16,245,000 were 1% above the prior year's expenses of $16,119,000. Salaries and employee benefit expenses of $15,337,000 were 6% below expenses of $16,283,000 recorded in the prior fiscal year. Production and distribution costs for the nine months ended January 31, 2005 of $6,615,000 were 5% below expenses of $6,961,000 at January 31, 2004. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted from a migration in circulation from print to electronic versions of our products. Office and administrative expenses of $6,613,000 were 3% above the prior fiscal year's expenses of $6,423,000. The increase in administrative expenses was primarily due to an increase in professional fees and higher rent expenses resulting from scheduled lease increases. These increases were partially offset by lower depreciation of fixed assets and lower software licensing and hardware maintenance fees that resulted from renegotiating vendors' pricing.

The Company's securities transactions, net were $8,033,000 for the nine months ended January 31, 2005 versus transactions, net of $7,511,000 for the same period of the last fiscal year, an increase of 7% or $522,000. Securities transactions, net for the nine months ended January 31, 2005 included dividend and interest income of $360,000 and capital gains of $7,548,000 from sales of equity securities from the Company's short-term trading and long-term portfolios, which compares to dividend and interest income of $3,349,000 and capital gains of $4,238,000 from sales of securities from the Company's short-term trading and long-term portfolios for the same period of the last fiscal year. The lower dividend and interest income during fiscal 2005 was a result of sales of the Company's fixed income securities during the latter part of fiscal 2004 in preparation for payment on May 19, 2004 of a special dividend of $17.50 per share to all common stockholders of record as of May 7, 2004. Capital gains for fiscal 2005 include $433,000 from the sale of shares received under the terms of a contract with a vendor.

Item 4. Disclosure Controls and Procedures

(a)	The registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a- 15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are appropriately designed to ensure that material information relating to the registrant is made known to such officers and are operating effectively.

(b)	The registrant's principal executive officer and principal financial officer have determined that there have been no changes in the registrant's internal control over financial reporting that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

VALUE LINE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended January 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: March 15, 2005	By:	/s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: March 15, 2005	By:	/s/ Stephen R. Anastasio
Stephen R. Anastasio
Chief Financial Officer

Date: March 15, 2005	By:	/s/ David T. Henigson
David T. Henigson
Vice President and Treasurer