Form 10-Q/A
period 2005-01-31
VALUE LINE INC
filed 2005-03-17
CIK 717720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)
(unaudited)

	Jan. 31,	April 30,
Assets	2005	2004
Current Assets:
Cash and cash equivalents (including short term
investments of $20,939, and $177,682, respectively)	$22,024	$178,108
Trading securities	966	19,981
Receivable from clearing broker	—	5,356
Accounts receivable, net of allowance for doubtful
accounts	2,511	1,842
Receivable from affiliates	2,830	2,920
Prepaid expenses and other current assets	1,836	1,911
Deferred income taxes	104	104
Total current assets	30,271	210,222

Long term securities	58,136	46,357
Property and equipment, net	6,165	6,545
Capitalized software and other intangible assets, net	3,132	3,800
Total assets	$97,704	$266,924
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,413	$3,619
Accrued salaries	1,334	1,576
Dividends payable	2,495	177,172
Accrued taxes payable	—	422
Total current liabilities	7,242	182,789

Unearned revenue	40,852	40,871
Deferred income taxes	6,787	7,684
Deferred charges	282	282

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	28,370	19,459
Treasury stock, at cost (18,400 shares on
1/31/05, and 4/30/04)	(354)	(354)
Accumulated other comprehensive income, net of tax	12,534	14,202
Total shareholders' equity	42,541	35,298
Total liabilities and shareholders' equity	$97,704	$266,924

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

Government Debt Securities:

The Company's investments in debt securities are available for sale and valued at fair market value. The aggregate cost and fair market value at January 31, 2005 for U.S. Government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical	Fair Market	Gross Unrealized
Maturity	Cost	Value	Holding Losses
Due in 1-2 years	$13,976	$13,976	$0
Due in 2-5 years	5,705	5,643	(62)
Total investment in debt securities	$19,681	$19,619	$(62)

The aggregate cost and fair market value at April 30, 2004 for U.S. Government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical	Fair Market	Gross Unrealized
Maturity	Cost	Value	Holding Gains
Due in 1-2 years	$1	$1	$0
Total investment in debt securities	$1	$1	$0

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

Disclosure of Reportable Segment Profit and Segment Assets
(in thousands)

	Nine months ended January 31, 2005
		Investment
		Management
	Publishing	Services	Total

Revenues from external customers	$39,272	$24,088	$63,360
Intersegment revenues	167	—	167
Securities transactions, net	2	8,031	8,033
Depreciation and amortization	1,717	71	1,788
Segment operating profit	10,466	8,096	18,562
Segment assets	16,140	60,910	77,050
Expenditures for
segment assets	613	139	752

	Nine months ended January 31, 2004
		Investment
		Management
	Publishing	Services	Total

Revenues from external customers	$38,769	$24,456	$63,225
Intersegment revenues	180	—	180
Securities transactions, net	3	7,508	7,511
Depreciation and amortization	1,944	45	1,989
Segment operating profit	9,445	8,014	17,459
Segment assets	14,143	249,272	263,415
Expenditures for
segment assets	789	5	794

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Reconciliation of Reportable Segment Revenues,
Operating Profit and Assets
(in thousands)

	Nine months ended January 31,
Revenues	2005	2004
Total revenues for reportable segments
Elimination of intersegment revenues	$63,527	$63,405
Total consolidated revenues	(167)	(180)
	$63,360	$63,225
Segment profit
Total profit for reportable segments
Less: Depreciation related to corporate assets	$26,595	$24,970
Income before income taxes	(12)	(20)
	$26,583	$24,950
Assets
Total assets for reportable segments
Corporate assets	$77,050	$263,415
Consolidated total assets	20,654	307
	$97,704	$263,722

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