Form 10-K
period 2005-04-30
VALUE LINE INC
filed 2005-07-29
CIK 717720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended April 30, 2005

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2004, was $48,877,000. There were 9,981,600 shares of the registrant’s Common Stock outstanding at June 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

Item 1. BUSINESS.

Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). As of June 9, 2005, AB & Co. owned approximately 86.5% of the Company’s issued and outstanding common stock.

The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing investment advisory services to mutual funds, institutions and individual clients. VLP publishes in both print and electronic formats The Value Line Investment Survey®, one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Small and Mid-Cap Edition, The Value Line 600, Value Line Select, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line Special Situations Service, The Value Line Options Survey and The Value Line Convertibles Survey. VLP also provides current and historical financial databases (DataFile, Estimates & Projections, Convertibles, Mutual Funds and other services) in standard computer formats and markets investment analysis software, The Value Line Investment Analyzer, Value Line ETF Survey, Mutual Fund Survey for Windows®, Value Line Daily Options Survey, Value Line Electronic Convertibles and Value Line Research Center. These electronic products are available on CD-ROM and directly on the Company’s internet site, www.valueline.com. The Company's print and electronic services are marketed from time to time through media, direct mail and the internet to retail and institutional investors.

The Company is the investment adviser for the Value Line Family of Mutual Funds, which on April 30, 2005, include 14 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

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

A. Investment Information and Publications.

VLP publishes investment related publications and produces electronic products described below:

l. Publications:

The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based primarily on computer-generated statistics of financial results and stock market performance. A combined Index on our Web site allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered in the Small and Mid-Cap Edition and in the standard edition of The Value Line Investment Survey. Two of the more important evaluations for each stock covered are "Timeliness(tm)" and "Safety(tm).” Timeliness(tm) relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative financial strength and its stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs approximately 81 analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant.

The Small and Mid-Cap Edition of The Value Line Investment Survey is a weekly publication introduced in 1995 that provides detailed descriptions of approximately 1,800 small- and medium-capitalization stocks, many listed on NASDAQ, beyond the approximately 1,700 stocks of larger-capitalization companies traditionally covered in The Value Line Investment Survey - Standard Edition. Like The Value Line Investment Survey, the Small and Mid-Cap Edition has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey. A combined Index, published quarterly, allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered.

The Small and Mid-Cap Edition includes a number of unique as well as standard features. One unique feature, The Performance Ranking System, incorporates many of the elements of the Value Line Timeliness(tm) Ranking System, modified to accommodate the approximate 1,800 stocks in the Small and Mid-Cap Edition. The Performance(tm) Rank is based on earnings growth and price momentum and is designed to predict relative price performance over the next six to twelve months.

The principal difference between the Small and Mid-Cap Edition and The Value Line Investment Survey’s Standard Edition is that the Small and Mid-Cap Edition does not include Value Line’s financial forecasts or analysts' comments or a Selection & Opinion section. These modifications allow VLP to offer this service at a relatively low price.

The Value Line Mutual Fund Survey is published once every three weeks and was introduced in 1993. It provides full-page profiles of about 700 mutual funds and condensed coverage of more than 1,250 funds. Every three weeks subscribers receive an updated issue, containing over 200 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of more than 2,000 funds, as well as articles on investment trends and issues concerning mutual fund investors. The Value Line Mutual Fund Survey also includes annual profiles and analyses on 100 of the nation's major fund families. Funds are ranked for both risk and overall risk-adjusted performance using strictly quantitative means. A large binder is provided to house the fund reports.

The Value Line No-Load Fund Advisor is a 36-page monthly newsletter for investors who wish to manage their own portfolios of no- and low-load, open-end mutual funds. It was introduced in 1994. Each issue features strategies for maximizing total return, and model portfolios for a range of investor profiles. It also includes information about retirement planning, industry news, and specific fund reviews. A full statistical review, including latest performance, rankings and sector weightings, is updated each month on 600 leading no-load and low-load funds.

The Value Line Special Situations Service, published twice a month, concentrates on fast-growing, smaller companies whose stocks are perceived by VLP analysts as having exceptional appreciation potential. It was introduced in 1951.

The Value Line Options Survey, a semi-monthly periodical service published 24 times a year, evaluates and ranks the expected performance of the most active options listed on United States exchanges (approximately 80,000). It was introduced in 1973. An electronic version of this publication, The Value Line Daily Options Survey (available over the Internet), was introduced during the latter part of fiscal 1995. An enhanced version was introduced in 2002. New features include an interactive database and a new spreadsheet.

The Value Line Convertibles Survey, a semi-monthly periodical service published 24 times a year, evaluates and ranks approximately 600 convertible securities (bonds and preferred stocks) and approximately 80 warrants for future market performance. It was introduced in 1972. The information is also available online.

Value Line Select, a monthly publication, was first published in January 1998. As a stock recommendation service with an exclusive circulation, it focuses each month on one company that VLP analysts, economists and statisticians recommend as an investment. Recommendations are backed by in-depth research and are subject to ongoing monitoring.

The Value Line 600 is a monthly service, which contains full-page reports on approximately 600 stocks. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. Since it was introduced in fiscal 1996, it has proven to be popular among investors who want the same type of analysis provided in the full Investment Survey, but who don’t want or need coverage of the large number of companies contained in that publication. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics.

2. Electronic Products:

Value Line Investment Analyzer 3.0 on CD-ROM is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 300 data fields for about 8,000 stocks, industries and indices, including the 1,700 stocks covered in VLP’s benchmark publication, The Value Line Investment Survey. The product was introduced in June 1996. The current version permits users to update data from the Company’s Internet site (www.valueline.com).

Value Line Investment Analyzer 3.0 provides over 300 search fields and more than 200 charting and graphing variables for comparative research. In addition to containing digital replicas of the entire Value Line Investment Survey, the Analyzer includes daily data updates through its seamless integration with the Value Line Web site (www.valueline.com). The software includes a portfolio module that lets users create and track their own stock portfolios and up to ten years of historical financial data for scrutinizing performance, risk and yield.

Value Line Mutual Fund Survey for Windows®, a monthly CD-ROM product with weekly internet updates, is the electronic version of the Value Line Mutual Fund Survey. The program features powerful sorting and filtering analysis tools. It includes features such as style attribution analysis, portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets.

Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

Value Line DataFile contains current and historic annual and quarterly financial records for about 8,500 active companies and over 5,000 companies that no longer exist in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities brokers. DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold to the institutional market. Value Line DataFile II, which includes less historical data is also available. This version complies with Microsoft Access format for small businesses. During fiscal 1997, Value Line introduced the Value Line Mutual Fund DataFile. It covers about 13,000 mutual funds with up to 20 years of historical data which consists of almost 200 data fields. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial performance and projections of stock-price ranges on companies covered in the Value Line Investment Survey, as well as a Convertible Securities File and custom services.

The Total Return Service is a customized data service. It was developed to help publicly traded companies meet the SEC's mandated executive-compensation disclosure requirements. The service consists of a line graph comparing the total return of a public company's stock over the last five years to a published equity market index and a published or constructed industry index.

3. Value Line Internet:

Most Value Line products and services are available from the Company’s Web site www.valueline.com. The site includes a multimedia section that features daily market reports and updates on stocks, options, mutual funds and convertibles as well as webcasting of daily analyst commentary and developments on companies in the news. In addition, the Company’s Web site includes tools to chart and filter stocks and mutual funds along with tools to build a portfolio, customize a report and receive Value Line reports.

The Value Line Research Center, an internet-only service, includes on-line access to certain of the Company’s leading publications covering stocks, mutual funds, and options and convertible securities as well as special situation stocks. This service includes full subscriptions to The Value Line Investment Survey, The Value Line Mutual Fund Survey, The Value Line Daily Options Survey, The Value Line Investment Survey Small and Mid-Cap Edition, The Value Line Convertibles Survey, The Special Situations Service and Value Line ETF Survey.

B. Investment Management.

As of April 30, 2005, the Company was the investment adviser for 14 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, acts as principal underwriter and distributor for the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets and provides fund accounting and administrative services to the Value Line Funds. Shareholder services for the Value Line Funds are provided by Boston Financial Data Services, an unaffiliated entity associated with State Street Bank and Trust Company.

Total net assets of the Value Line Funds at April 30, 2005, were:

(in thousands)

The Value Line Fund, Inc.	$192,580
Value Line Income and Growth Fund, Inc.	230,108
The Value Line Special Situations Fund, Inc.	367,407
Value Line Leveraged Growth Investors, Inc.	279,220
The Value Line Cash Fund, Inc.	159,814
Value Line U.S. Government Securities Fund, Inc.	114,313
Value Line Centurion Fund, Inc.	306,180
The Value Line Tax Exempt Fund, Inc.	135,444
Value Line Convertible Fund, Inc.	38,670
Value Line Aggressive Income Trust	47,756
Value Line New York Tax Exempt Trust	25,650
Value Line Strategic Asset Management Trust	712,537
Value Line Emerging Opportunities Fund, Inc.	394,635
Value Line Asset Allocation Fund, Inc.	123,668
$3,127,982

Advisory fee rates vary among the funds and may be subject to certain limitations. Each mutual fund may use "Value Line" in its name only so long as the Company acts as its investment adviser.

Value Line Asset Management ("VLAM"), a division of the Company, manages pension funds and institutional and individual portfolios. VLAM has investment advisory agreements with its clients which call for payments to the Company calculated on the basis of the market value of the assets under management. VLAM engages third party solicitors who are paid ongoing fees based on the market value of assets raised by their efforts.

C. Wholly-Owned Operating Subsidiaries.

1. Vanderbilt Advertising Agency, Inc.:

Vanderbilt Advertising Agency, Inc. ("Vanderbilt") places advertising for the Company's publications, investment advisory services, and mutual funds. Commission income generated by Vanderbilt serves to reduce the Company's advertising expenses.

2. Compupower Corporation:

Compupower provides computerized subscription fulfillment services for the Company as well as subscriber relations services for Company publications. Additionally, Compupower also provides microfiche and imaging services to the Company and its affiliates.

3. Value Line Securities, Inc.:

Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds with the exception of the Strategic Asset Management and Centurion Funds which are available through Guardian Insurance Company. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). VLS receives service and distribution fees, pursuant to SEC rule 12b-1, from certain Value Line Funds which are used to offset marketing and distribution costs for these funds. VLS earned brokerage commission income on securities transactions executed by VLS on behalf of the funds that were cleared on a fully disclosed basis through non-affiliated brokers who received a portion of the gross commission. Pending a review of effecting trades for the Value Line Funds, VLS in November 2004 suspended effectuation of trades through VLS for any of the Value Line Funds.

4. Value Line Distribution Center, Inc.:

Value Line Distribution Center, Inc. (“VLDC”) handles all of the mailings of the publications to the Company’s subscribers. Additionally, VLDC provides office space for the Compupower Corporation’s subscriber relations and data processing departments.

D. Other Businesses.

The Company publishes the Value Line Arithmetic Composite and the Value Line Geometric Composite, daily indices of the stock market performance of the approximately 1,700 common stocks contained in The Value Line Investment Survey. The calculation of both indices is done by a third party. The Company receives fees in connection with these activities.

Licensing Business: The Company has licensed for a fee certain trademarks and proprietary information for a series of unit investment trusts and closed-end fund products.

I. Closed -End Fund Licensed Product Offerings	Assets

A. First Trust Value Line 100 Closed-End Trust	$305,000,000

B. First Trust Value Line Dividend Closed-End Trust	$530,000,000

C. First Trust Value Line & Ibbotson Equity Allocation Fund	$150,000,000

II. Other Investment Products Including Unit Investment Trusts	$900,000,000

Value Line collects a licensing fee from each of the UIT’s and the closed-end funds primarily based upon the market value of assets invested in each portfolio.

E. Investments.

From time to time, the Company invests in the Value Line Funds, fixed income government obligations and other marketable securities.

F. Employees.

At April 30, 2005, the Company and its subsidiaries employed 240 people.

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

G. Principal Business Segments.

The information with respect to revenues from external customers and profit and loss of the Company's identifiable principal business segments is incorporated herein by reference to Note 11 of the Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company's assets identifiable to each of its principal business segments were as follows:

		April 30,
	2005	2004	2003
		(in thousands)
Investment Periodicals
& Related Publications	$14,871	$14,592	$18,648
Investment Management	44,409	74,786	227,786
Corporate Assets(1)	39,585	177,546	380
	$98,865	$266,924	$246,814

(1)
Corporate Assets increased to $177,546,000 at April 30, 2004 in preparation for payment in May 2004 of the Company’s ordinary dividend of $.25 per share and a special dividend declared by the Board of Directors during April 2004 of $17.50 per share.

H. Competition.

The investment management and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. The Company believes that it is one of the world's largest independent securities research organizations and that it publishes one of the world's largest investment periodical services in terms of number of subscriptions, annual revenues and number of equity research analysts.

I. Executive Officers.

The following table lists the names, ages (at June 9, 2005), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Jean Bernhard Buttner	70	Chairman of the Board, President and Chief Executive Officer of the Company and AB&Co. Chairman of the Board and President of each of the Value Line Funds.

Samuel Eisenstadt	82	Senior Vice President and Research Chairman.

David T. Henigson	47	Vice President; Director of Compliance; Vice President, Secretary, Treasurer and Chief Compliance Officer of each of the Value Line Funds; Vice President of AB&Co.

Howard A. Brecher	51	Vice President and Secretary; Vice President, Secretary, Treasurer and General Counsel of AB&Co.

Stephen R. Anastasio	46	Chief Financial Officer since 2003; Corporate Controller.

Mitchell E. Appel	34	Treasurer since June 2005. Chief Financial Officer, Circle Trust Company (January 2003 - May 2005), Vice President, Orbitex Financial Services Group, Treasurer of Orbitex Group of Funds, 2000 - 2002 .

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

Item 3. LEGAL PROCEEDINGS.

By letter dated June 15, 2005, the staff of the Securities and Exchange Commission requested the Company as part of a preliminary inquiry to provide documents relating to, among other things, trades for the Company's proprietary accounts, and the effectuation and execution of trades through VLS for the Value Line Funds. The Company intends to cooperate with the preliminary inquiry.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended April 30, 2005.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on the over-the-counter market and is quoted in the Nasdaq National Market System. The approximate number of record holders of the Registrant's Common Stock at April 30, 2005 was 61. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:

	High		Low		Dividend
Quarter Ended	Bid	Asked	Bid	Asked	Declared Per Share

July 31, 2004	$64.260	$69.500	$29.500	$31.320	$25
October 31, 2004	$38.110	$39.480	$32.960	$35.530	$.25
January 31, 2005	$41.760	$41.760	$35.950	$35.950	$25
April 30, 2005	$41.500	$42.500	$38.500	$38.750	$.25

July 31, 2003	$54.7900	$55.7700	$45.6600	$46.0000	$.25
October 31, 2003	$50.1600	$51.5000	$47.6900	$48.1000	$.25
January 31, 2004	$50.8100	$50.9900	$48.1000	$49.0000	$.25
April 30, 2004	$66.5200	$74.2000	$48.1000	$48.6000	$17.75

Item 5(c). PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2005 through February 28, 2005	—	—	—	—
March 1, 2005 through March 31, 2005	—	—	—	—
April 1, 2005 through April 30, 2005	—	—	—	—
Total	—	—	—	—

There were no purchases of the Company’s equity securities by the Company or any affiliated purchaser during the fiscal quarter ended April 30, 2005. All purchases in prior periods were made by Arnold Bernhard & Co., Inc., an affiliate of the issuer, in open-market transactions pursuant to public announcements and disclosure.

Item 6. SELECTED FINANCIAL DATA.

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

		Years ended April 30,

	2005	2004	2003	2002	2001
		(in thousands, except per share amounts)

Revenues:

Investment periodicals and related publications	$52,713	$52,497	$52,469	$53,114	$56,042

Investment management fees and services	$31,765	$32,773	$29,600	$34,329	$42,349

Total revenues	$84,478	$85,270	$82,069	$87,443	$98,391

Income from operations	$27,084	$24,739	$24,095	$29,186	$37,811

Net income	$21,318	$20,350	$19,987	$20,323	$24,091

Earnings per share, basic and fully diluted	$2.14	$2.04	$2.00	$2.04	$2.41

Total assets	$98,865	$266,924	$246,814	$268,735	$270,992

Cash dividends declared per share	$1.00	$18.50	$1.00	$1.00	$1.00

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal 2005

Operating Results

Net income for the twelve months ended April 30, 2005 of $21,318,000 or $2.14 per share was 5% above net income of $20,350,000 or $2.04 per share in fiscal 2004. Operating income of $27,084,000 for the twelve months ended April 30, 2005 was 9% above operating income of $24,739,000 for the same period of the last fiscal year. Operating income of $8,534,000 for the three months ended April 30, 2005 was 17% higher than operating income of $7,300,000 for the comparable period of the last fiscal year. Retained Earnings of $30,798,000 at April 30, 2005 were 58% higher than Retained Earnings of $19,459,000 at April 30, 2004.

Subscription revenues of $52,713,000 for the twelve months ended April 30, 2005 were level with revenues for the same period of the prior fiscal year. Revenues from all electronic publications were up 9% over the previous year while licensing fees were up 123% for the twelve months ended April 30, 2005. Revenues from all print products were down 5% compared to the last fiscal year’s level. Investment management fees and service revenues of $31,765,000 for the twelve months ended April 30, 2005 were 3% below the prior fiscal year’s revenues of $32,773,000, primarily because beginning November 2004, VLS suspended its business of effecting trades for any of the Value Line funds, from which it had earned net commission revenues.

Operating expenses for the twelve months ended April 30, 2005 of $57,394,000 were 5% below the last fiscal year’s expenses of $60,531,000. Total advertising and promotional expenses of $20,455,000 were 6% below the prior year’s expenses of $21,821,000. The decrease in advertising expenses resulted primarily from the postponement of direct mail expenses until fiscal 2006. Salaries and employee benefit expenses of $19,445,000 were 6% below expenses of $20,764,000 recorded in the prior fiscal year as a result of staff reductions in the mutual fund product and asset management divisions. Production and distribution costs for the twelve months ended April 30, 2005 of $8,589,000 were 8% below expenses of $9,300,000 at April 30, 2004. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted in part from a decrease in circulation to the print and electronic versions of our products. Office and administrative expenses of $8,905,000 were 3% higher than the prior fiscal year’s expenses of $8,646,000. The increase in administrative expenses was primarily due to an increase in professional fees including expenses to settle an action in the New York Supreme Court with a small mutual fund company relating to a proposed transaction and higher rent expenses resulting from scheduled lease escalations. The increases in administrative expenses were offset by lower depreciation of fixed assets and lower software licensing and hardware maintenance fees.

The Company’s income from securities transactions, net, of $8,278,000 for the twelve months ended April 30, 2005 was slightly above securities transactions income of $8,266,000 for the same period of the last fiscal year. Income from securities transactions, net, for the twelve months ended April 30, 2005 included dividend and interest income of $602,000 and capital gains of $7,676,000 from sales of equity securities from the Company’s short-term trading and available for sale portfolios, which compares to dividend and interest income of $4,259,000 and capital gains of $4,017,000 from sales of securities from the Company’s short-term trading and available for sale portfolios for the same period of the last fiscal year. The lower dividend and interest income during fiscal 2005 was a result of sales of the Company’s fixed income securities during the latter part of fiscal 2004 in preparation for payment on May 19, 2004 of a special dividend of $17.50 per share to all common stockholders of record as of May 7, 2004. Income from securities transactions, net, for the twelve months ended April 30, 2005 also includes $433,000 from the sale of shares received under the terms of a contract with a vendor.

Liquidity and Capital Resources

The Company had working capital as of April 30, 2005 of $45,401,000 including cash and short-term securities at market value of $82,245,000.

The Company’s cash flow from operations of $36,590,000 for the twelve months ended April 30, 2005 was 371% higher than fiscal 2004’s cash flow of $7,771,000. The rise in cash flow from operations was primarily due to the liquidation of the Company’s trading securities portfolio and higher net income. Net cash outflows of $24,071,000 from investing activities during the twelve months of fiscal 2005 primarily resulted from purchases of fixed income securities. Net cash inflows of $170,102,000 during fiscal 2004 resulted primarily from sales of fixed income securities in preparation for payment on May 19, 2004 of a special dividend in the amount of $174,678,000.

From time to time, AB&Co., the Company’s controlling shareholder, has purchased additional shares of Value Line, Inc. in the market when and as AB&Co. has determined it to be appropriate. As stated several times in the past, the public is reminded that AB&Co. may make additional purchases from time to time in the future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2006.

Fiscal 2004

Operating Results

Net income for the twelve months ended April 30, 2004 of $20,350,000 or $2.04 per share was 2% above net income of $19,987,000 or $2.00 per share for the same period in fiscal 2003. Operating income of $24,739,000 for the twelve months ended April 30, 2004 was 3% above operating income of $24,095,000 for the same period of the last fiscal year. Operating income of $7,300,000 for the three months ended April 30, 2004 was 7% higher than operating income of $6,843,000 for the comparable period of the last fiscal year. Income from securities transactions for the twelve months of fiscal 2004 was 25% above income from securities transactions for the same period of fiscal 2003. Revenues of $85,270,000 for the twelve months ended April 30, 2004 were 3% higher than revenues of $82,245,000 in the prior fiscal year. Revenues of $22,045,000 for the fourth quarter of fiscal 2004 were 11% above revenues of $20,201,000 for the three months ended April 30, 2003.

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

Subscription revenues of $52,497,000 for the twelve months ended April 30, 2004 were approximately equal to those for the same period of the prior fiscal year. Although total revenues from all print products for the twelve months ended April 30, 2004 were down 4% since the last fiscal year, revenues from all electronic publications were up over 12% in fiscal 2004. Subscription revenues of $13,728,000 for the fourth quarter of fiscal 2004 were 7% above revenues of $12,874,000 for the three months ended April 30, 2004. While total revenues from all print products for the three months ended April 30, 2004 were level with the revenues for the fourth quarter of fiscal 2003, revenues from all electronic publications were 11% above revenues for the comparable quarter of the last fiscal year. Investment management fees and services revenues of $32,773,000 for the twelve months ended April 30, 2004 were 10% above the prior fiscal year’s revenues of $29,776,000. Investment management fees and services revenues of $8,715,000 for the three months ended April 30, 2004 were 19% above the revenues of $7,327,000 recorded in the fourth quarter of fiscal 2003.

Operating expenses for the twelve months ended April 30, 2004 of $60,531,000 were 4% above the last year’s expenses of $58,150,000. Total advertising and promotional expenses of $21,821,000 were 7% above the prior year’s expenses of $20,418,000 primarily due to additional costs associated with marketing two of the Company’s equity mutual funds, increases in media advertising, higher fund supermarket fees related to sales of the Value Line mutual funds shares, and increased postage rates for direct mail. Successful direct mail campaigns resulted in an increase in subscription activity since April 2003 with total new full term subscription orders rising 11% from the level during the twelve months of the prior fiscal year. Salaries and employee benefit expenses of $20,764,000 were 4% above expenses of $19,938,000 recorded in the prior fiscal year. Production and distribution expenses for the twelve months ended April 30, 2004 of $9,300,000 were 3% below expenses of $9,576,000 for the twelve months ended April 30, 2003. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted from a migration in circulation from print to electronic versions of our products and management’s decision to discontinue issuing print copies of the Reference Library to trial subscribers of The Value Line Investment Survey and The Value Line Investment Survey Small and Mid-Cap Stock Edition. These decreases in production and distribution expenses were offset by higher commissions fee expenses in connection with the Company’s brokerage operation. Office and administrative expenses of $8,646,000 were 5% above the last year’s expenses of $8,218,000. The net increase in administrative expenses was primarily due to higher rent expenses resulting from scheduled lease increases, higher bank collection fees associated with an increase in the Company’s publishing credit card business, and increases in professional fees.

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

Liquidity and Capital Resources

The Company had working capital as of April 30, 2004 of $36,699,000 including liquid assets consisting of cash and securities of $244,446,000, used in its business. Working capital has been reduced by the declaration of a $17.50 special dividend payable May 19, 2004 to all shareholders of record on May 7, 2004.

The Company’s cash flow from operations of $7,771,000 for the twelve months ended April 30, 2004 was $8,681,000 lower than fiscal 2003’s cash flow of $16,452,000. The decrease in cash flow from operations was primarily the result of additional investments in the Company’s short-term equity trading portfolio. The decrease was partially offset by a rise in cash flow from other operating activity primarily an 11% increase in total new full term subscription orders, an increase of 9% in the Company’s investment management business, and containment of expenses. Net cash inflows of $170,102,000 from investing activities during the twelve months of fiscal 2004 resulted primarily from sales of fixed income securities in preparation for payment on May 19, 2004 of a special dividend in the amount of $174,678,000. Net cash outflows of $113,702,000 for investing activities for the twelve months of fiscal 2003 were due largely to the Company’s decision last fiscal year to re-deploy its cash and equity holdings into Government debt obligations with higher effective yields.

From time to time, AB&Co., the Company’s controlling shareholder, has purchased additional shares of Value Line, Inc. in the market when and as AB&Co. has determined it to be appropriate. As stated several times in the past, the public is reminded that AB&Co. may make additional purchases from time to time in the future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2005.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

 This report contains statements (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	demand for and market acceptance of new and existing products;
•	renewals of subscriptions for the Company’s products;
•	adaptation of the Company’s products to new technologies;
•	fluctuations in the Company’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
•	competitive product and pricing pressures;
•	the impact of government regulation on the Company’s business and the uncertainties of litigation and regulatory initiatives and inquiries; and
•	other risks and uncertainties, including but not limited to those detailed from time to time in our SEC filings.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

Below is a summary of certain contractual obligations (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	After 5 Years
Operating Lease Obligations	$4,745	$1,788	$2,957	—	—
Purchase Obligations	—	—	—	—	—
Other Long-term Obligations reflected on Balance Sheet	$40,092	$29,748	$10,344	—	—
TOTAL	$44,837	$31,536	$13,301	—	—

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

Interest Rate Risk

Value Line’s management prefers to invest in highly liquid debt securities with extremely low credit risk. Value Line’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. To limit the price fluctuation in these securities from interest rate changes, Value Line’s management invests primarily in short-term obligations maturing in 1 to 5 years.

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

		Estimated Fair Value after
		Hypothetical Change in Interest Rates

			(bp = basis points)
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of April 30, 2005
Investments in securities with fixed maturities	$39,065	$38,927	$39,253	$38,911	$39,326

As of April 30, 2004
Investments in securities with fixed maturities	$1	$1	$1	$1	$1

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

Equity Price Risk

The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Value Line invests a significant level of its assets in equity securities, primarily the Value Line family of equity mutual funds. Each mutual fund invests in a variety of equity positions of various companies thereby diversifying Value Line’s risk. The Company’s objectives include maintenance of a greater weighting in large and mid capitalization companies in its equity portfolio to moderate price risk. Value Line has also utilized derivative financial instruments in the past to minimize market price risk, although no such derivative financial instruments were utilized during fiscal 2005 and 2004.

The table below summarizes Value Line’s equity price risks as of April 30, 2005 and 2004 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

		Hypothetical	Estimated Fair Value after Hypothetical	Hypothetical Percentage Increase (Decrease) in
Equity Securities	Fair Value	Price Change	Change in Prices	Shareholders’Equity
As of April 30, 2005	$37,209	30% increase	$48,372	25.3%
		30% decrease	$26,046	(25.3)%

As of April 30, 2004	$46,356	30% increase	$60,259	39.4%
		30% decrease	$32,447	(39.4)%

Although the absolute risk associated with equity price changes is not significantly different for the Company’s equity securities holdings at fiscal year end April 30, 2005 as compared to April 30, 2004, the percentage increase/decrease in shareholders’ equity has more dramatically changed as a result of the lower shareholders’ equity balance that resulted from the declaration of the special $17.50 special dividend during the quarter ended April 30, 2004.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

Page Numbers

Report of independent accountants	30
Consolidated balance sheets--April 30, 2005 and 2004	31
Consolidated statements of income and retained earnings
--years ended April 30, 2005, 2004 and 2003	32
Consolidated statements of cash flows
--years ended April 30, 2005, 2004 and 2003	33
Consolidated statement of changes in shareholders’ equity
--years ended April 30, 2005, 2004 and 2003	34
Notes to the consolidated financial statements	35
Supplementary schedules	48

	Quarterly Results (Unaudited): (in thousands, except per share amounts)

	Total Revenues	Income From Operations	Net Income	Earnings Per Share
2005, by Quarter -
First	$21,380	$6,245	$5,941	$0.60
Second	20,922	5,868	5,798	0.58
Third.	21,058	6,437	4,657	0.46
Fourth	21,118	8,534	4,922	0.50
Total	$84,478	$27,084	$21,318	$2.14

2004, by Quarter -
First	$21,057	$5,572	$4,998	$0.50
Second	20,670	5,827	5,525	0.55
Third	21,498	6,040	4,904	0.49
Fourth	22,045	7,300	4,923	0.50
Total	$85,270	$24,739	$20,350	$2.04
2003, by Quarter -
First.	$20,505	$4,975	$3,000	$0.30
Second	20,386	6,379	4,524	0.45
Third	21,153	5,898	5,671	0.57
Fourth.	20,025	6,843	6,792	0.68
Total	$82,069	$24,095	$19,987	$2.00

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2005, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Chief Financial Officer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives would be met.

Based upon the controls evaluation performed, the Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls.

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

There were no matters required to be disclosed by the Company in a report on Form 8-K during the Company's fourth fiscal quarter of the year ended April 30, 2005.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Names of Directors, Age as of	Director
June 9, 2005 and Principal Occupation	Since

Jean Bernhard Buttner* (70). Chairman of the Board, President, and Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc. Chairman of the Board and President of each of the Value Line Funds.	1982

Harold Bernard, Jr. (74). Attorney-at-law. Retired Administrative Law Judge, National Labor Relations Board. Director of Arnold Bernhard & Co., Inc. Judge Bernard is a cousin of Jean Bernhard Buttner.	1982

Samuel Eisenstadt (82). Senior Vice President and Research Chairman of the Company.	1982

Herbert Pardes, MD (71). President and CEO of New York- Presbyterian Hospital.	2000

Edward J. Shanahan (61). President and Headmaster, Choate Rosemary Hall (boarding school); Director, Foundation for Greater Opportunity (not-for-profit charter school).	2004

Howard A. Brecher* (51). Vice President and Secretary of the Company; Director, Vice President, Secretary, Treasurer and General Counsel of Arnold Bernhard & Co., Inc.; Assistant Treasurer and Secretary of each of the Value Line Funds since 2005.	1992

David T. Henigson* (47). Vice President and Director of Compliance of theCompany; Vice President, Secretary and Treasurer of each of the Value Line Funds; Vice President and Director of Arnold Bernhard & Co., Inc.	1992

Edgar A. Buttner (42). Postdoctoral Fellow, Harvard University since 2003; Research Associate, McLean Hospital, 2002-2003; Postdoctoral Fellow, Massachusetts Institute of Technology, 1997-2001; Director of Arnold Bernhard & Co., Inc. Dr. Buttner is the son of Jean Bernhard Buttner.	2003

Marianne Asher (39). Private investor, graduate somatic counselor; Director of Arnold Bernhard & Co., Inc. Mrs. Asher is a daughter of Jean Bernhard Buttner.	2004

* Member of the Executive Committee

Except as noted, the directors have held their respective positions for at least five years.

(b)	The information pertaining to Executive Officers is set forth in Part I under the caption
"Executive Officers of the Registrant."

Audit Committee

The Company has a standing Audit Committee performing the functions described in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the members of which are: Harold Bernard, Jr., Dr. Herbert Pardes and Edward J. Shanahan.

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

Procedures for Shareholders to Nominate Directors

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Director implemented after the disclosure of those procedures contained in the proxy statement for the Company's 2004 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareowners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements during fiscal 2005.

Item 11. EXECUTIVE COMPENSATION.

Information required by this item will be filed as an amendment to this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of June 9, 2005 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Numberof Shares BeneficiallyOwned	Percentage of Shares Beneficially Owned (1)

Arnold Bernhard	8,631,032	86.47%
& Co., Inc.(1)
220 East 42nd Street
New York, NY 10017

(1)	Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

The following table sets forth information as of June 9, 2005, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares BeneficiallyOwned	Percentage of Shares Beneficially Owned (1)
Jean Bernhard Buttner	100(1)	*
Harold Bernard, Jr.	450	*
Howard A. Brecher	200	*
Samuel Eisenstadt	100	*
David T. Henigson	150	*
Dr. Herbert Pardes	100	*
Edward J. Shanahan	-0-	*
Stephen R. Anastasio	100	*
Edgar A. Buttner	100	*
Marianne Asher	-0-	*

All directors and executive officers as a group (10 persons)	1,300(1)	*

*Less than one percent

(1)
Excludes 8,631,032 shares (86.47% of the outstanding shares) owned by Arnold Bernhard & Co., Inc. Jean Bernhard Buttner owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Arnold Bernhard & Co., Inc. utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and Arnold Bernhard & Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement arrangement. During the years ended April 30, 2005, 2004, and 2003, the Company was reimbursed $689,000, $489,000 and $527,000, respectively, for payments it made on behalf of and services it provided to AB&Co.. At April 30, 2005 and 2004, Receivable from affiliates included a Receivable from AB&Co. of $107,000 and $70,000, respectively. For the years ended April 30, 2005, 2004, and 2003, the Company made payments to AB&Co. for federal income tax amounting to $12,115,000, $10,650,000 and $9,500,000, respectively. At April 30, 2005 accrued taxes payable included a federal tax liability owed to the Company from AB&Co. in the amount of $145,000. At April 30, 2004 accrued taxes payable included a federal tax liability owed to Parent in the amount of $390,000. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to Arnold Bernhard & Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from twelve of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earned brokerage commission income on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that were cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission. Pending a review of effecting trades for the Value Line Funds, VLS in November 2004 suspended effectuation of trades through VLS for any of the Value Line Funds. For the years ended April 30, 2005, 2004, and 2003, investment management fees, service and distribution fees and brokerage commission income amounted to $30,206,000, $30,851,000, and $28,022,000, respectively. These amounts include service and distribution fees of $9,609,000, $9,638,000, and $7,968,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $2,406,000 and $2,448,000 at April 30, 2005 and 2004, respectively.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

For the fiscal year ended April 30, 2005 and 2004, fees for services provided by Horowitz & Ullmann, P.C. were as follows:

	2005	2004
Audit fees	$129,450	$125,625
Audit-related fees	$51,790	$31,360
Tax fees	$89,430	$93,840
All other fees	$0	$0

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company's Board of Directors approves all services provided by the Horowitz & Ullmann, P.C. prior to the provision of those services and has not adopted any pre-approval policies and procedures.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements
      See Item 8.

 2. Schedules
    Schedule XIII - Other Investments. (Reg. S-X, Article 5)

All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

3.1
Articles of Incorporation of the Company, as amended through April 17, 1983, are incorporated by reference to the Registration Statement - Form S-1 of Value Line, Inc. Part II, Item 16.(a) 3.1 filed with the Securities and Exchange Commission on April 7, 1983.

3.2	Certificate of Amendment of Certificate of Incorporation dated October 24, 1989 is incorporated by reference to the Annual Report on Form 10K for the year ended April 30, 1990.
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

10.13	Lease for the Company's premises at 220 East 42nd Street, New York, N.Y. incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1994.
14	Code of Business Conduct and Code of Ethics incorporated by reference to Exhibit 14 to the Form 8-K filed on December 1, 2004.
21	Subsidiaries of the Registrant.
31	Rules 13a-14(a) and 15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

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
Stephen R. Anastasio
Chief Financial Officer

Dated: July 29, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2005, to be signed on its behalf by the undersigned as Directors of the Registrant.

/s/Jean Bernhard Buttner	/s/ Howard A. Brecher
Jean Bernhard Buttner	Howard A. Brecher

/s/Harold Bernard, Jr.	/s/Samuel Eisenstadt
Harold Bernard, Jr.	Samuel Eisenstadt

/s/Edward J. Shanahan	/s/David T. Henigson
Edward J. Shanahan	David T. Henigson

/s/Dr. Herbert Pardes	/s/Edgar A. Buttner
Dr. Herbert Pardes	Edgar A. Buttner

/s/Marianne Asher
Marianne Asher

Dated: July 29, 2005

[LETTERHEAD OF
HOROWITZ & ULLMANN, P.C.]
Certified Public Accountants

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries as of April 30, 2005 and 2004 and the related consolidated statements of income and retained earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed below.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Line, Inc. and Subsidiaries at April 30, 2005 and 2004, and the results of their operations, changes in stockholders’ equity, and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in Item 15 (a) of Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements.

/s/ Horowitz & Ullmann, P.C
New York, NY
July 14, 2005

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	Apr. 30, 2005	Apr. 30, 2004
		(restated * )
Current Assets:
Cash and cash equivalents (including short term investments of $5,654 and $177,682, respectively)	$5,971	$178,108
Trading securities	—	19,981
Securities available for sale	76,274	46,357
Receivable from clearing brokers	—	5,356
Accounts receivable, net of allowance for doubtful accounts of $52, and $40, respectively	3,096	1,842
Receivable from affiliates	2,557	2,920
Prepaid expenses and other current assets	1,468	1,911
Deferred income taxes	32	104
Total current assets	89,398	256,579

Long term assets:
Property and equipment, net	5,984	6,545
Capitalized software and other intangible assets, net	3,483	3,800
Total long term assets	9,467	10,345
Total assets	$98,865	$266,924

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,331	$3,619
Accrued salaries	1,247	1,576
Dividends payable	2,495	177,172
Accrued taxes payable	—	422
Unearned revenue	29,748	29,407
Deferred income taxes	6,176	7,684
Total current liabilities	43,997	219,880

Long term liabilities:
Unearned revenue	10,344	11,464
Deferred charges	381	282
Total long term liabilities	10,725	11,746

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	30,798	19,459
Treasury stock, at cost (18,400 shares on 4/30/05 & 4/30/04)	(354)	(354)
Accumulated other comprehensive income, net of tax	11,708	14,202
Total shareholders' equity	44,143	35,298
Total liabilities and shareholders' equity	$98,865	$266,924

* See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Statements of Income and Retained Earnings
(in thousands, except per share amounts)

	Years ended April 30,
	2005	2004	2003
Revenues:
Investment periodicals and related publications	$52,713	$52,497	$52,469
Investment management fees & services	31,765	32,773	29,600
Total revenues	84,478	85,270	82,069
Expenses:
Advertising and promotion	20,455	21,821	20,418
Salaries and employee benefits	19,445	20,764	19,938
Production and distribution	8,589	9,300	9,400
Office and administration	8,905	8,646	8,218
Total expenses	57,394	60,531	57,974

Income from operations	27,084	24,739	24,095
Income from securities transactions, net	8,278	8,266	6,626
Income before income taxes	35,362	33,005	30,721
Provision for income taxes	14,044	12,655	10,734
Net income	$21,318	$20,350	$19,987

Retained earnings, at beginning of year	19,459	183,768	173,760
Dividends declared	(9,979)	(184,659)	(9,979)
Retained earnings, at end of year	$30,798	$19,459	$183,768
Earnings per share, basic and fully diluted	$2.14	$2.04	$2.00
Weighted average number of common shares	9,981,600	9,981,600	9,981,600

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended April 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$21,318	$20,350	$19,987

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,506	2,726	3,274
Gains on sales of trading securities and
securities available for sale	(8,802)	(3,075)	(2,242)
Unrealized (gains)/losses on trading securities	1,128	(942)	(75)
Deferred income taxes	(371)	193	(1,690)

Changes in assets and liabilities:
Proceeds from sales of trading securities	43,385	41,549	4,227
Purchases of trading securities	(22,024)	(55,406)	(4,591)
(Decrease)/increase in unearned revenue	(779)	2,292	(2,060)
Increase/(decrease) in deferred charges	15	(344)	73
(Decrease)/increase in accounts payable and accrued expenses	796	1,043	(552)
(Decrease)/increase in accrued salaries	(329)	186	(469)
(Decrease)/increase in accrued taxes payable	(294)	(191)	486
Decrease/(increase) in prepaid expenses and other current assets	595	(667)	(40)
(Increase)/decrease in accounts receivable	(917)	667	(33)
Decrease/(increase) in receivable from affiliates	363	(610)	157
Total adjustments	15,272	(12,579)	(3,535)
Net cash provided by operations	36,590	7,771	16,452

Cash flows from investing activities:
Proceeds from sales of equity securities	12,671	5,788	39,598
Purchases of equity securities	(1,039)	(1,425)	(6,894)
Proceeds from sales of fixed income securities	9,019	229,127	57,471
Purchases of fixed income securities	(43,092)	(61,210)	(202,040)
Acquisition of property and equipment	(194)	(271)	(229)
Expenditures for capitalized software	(1,436)	(1,907)	(1,608)
Net cash (used in)/provided by investing activities	(24,071)	170,102	(113,702)

Cash flows from financing activities:
Proceeds from sales of treasury stock	—	—	45
Dividends paid	(184,656)	(9,982)	(9,979)
Net cash used in financing activities	(184,656)	(9,982)	(9,934)
Net (decrease)/increase in cash and cash equivalents	(172,137)	167,891	(107,184)
Cash and cash equivalents at beginning of year	178,108	10,217	117,401
Cash and cash equivalents at end of period	$5,971	$178,108	$10,217

See independent auditor's report and accompanying notes to the consolidated financial statements.

VALUE LINE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

	Number of common shares	Par value of common shares	Additional paid-in capital	Treasury Stock	Comprehensive income	Retained earnings	Accumulated other comprehensive income	Total

Balance at April 30, 2002	9,980,125	$1,000	$975	($383)		$173,760	$20,653	$196,005

Comprehensive income
Net income					$19,987	19,987		19,987
Other comprehensive income, net of tax:
Change in unrealized gains on securities					(10,680)		(10,680)	(10,680)
Comprehensive income					$9,307
Exercise of stock options	1,475		16	29				45
Dividends declared						(9,979)		(9,979)
Balance at April 30, 2003	9,981,600	$1,000	$991	($354)		$183,768	$9,973	$195,378

Comprehensive income
Net income					$20,350	20,350		20,350
Other comprehensive income, net of tax:
Change in unrealized gains on securities					4,229		4,229	4,229
Comprehensive income					$24,579
Dividends declared						(184,659)		(184,659)
Balance at April 30, 2004	9,981,600	$1,000	$991	($354)		$19,459	$14,202	$35,298

Comprehensive income
Net income					$21,318	21,318		21,318
Other comprehensive income, net of tax:
Change in unrealized gains on securities					(2,494)		(2,494)	(2,494)
Comprehensive income					$18,824
Dividends declared						(9,979)		(9,979)
Balance at April 30, 2005	9,981,600	$1,000	$991	($354)		$30,798	$11,708	$44,143

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

Revenue recognition: Subscription revenues are recognized ratably over the terms of the subscriptions. Accordingly, the amount of subscription fees to be earned by servicing subscriptions after the date of the balance sheet is shown as unearned revenue (see note 17).

Investment management fees (except 12b-1 fees) and brokerage commission income are recorded as the related services are performed (see note 3).

Valuation of Securities:
The Company's securities classified as available for sale consist of shares of the Value Line Mutual Funds and government debt securities accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities".The securities are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities available for sale are recorded in earnings on trade date and are determined on the identified cost method.

The Company classifies its securities available for sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has assets available for sale to fully satisfy its current liabilities should the need arise (see note 17).

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

Reclassification: Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2005 and 2004, cash equivalents included $5,546,000 and $122,319,000, respectively, invested in the Value Line money market funds.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2-Supplementary Cash Flow Information:

Cash payments for income taxes were $14,666,000, $12,755,000, and $11,480,000 in fiscal 2005, 2004, and 2003, respectively. Interest payments of $7,000, $18,000, and $49,000 were made in fiscal 2005, 2004, and 2003, respectively.

Note 3-Related Party Transactions:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds (see Note 4). The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from twelve of the fourteen mutual funds for which Value Line is the adviser.  Effective September 18, 2002, the Company began receiving service and distribution fees under  rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earned brokerage commission income on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission. Pending a review of effecting trades for the Value Line Funds, VLS in November 2004 suspended effectuation of trades through VLS for any of the Value Line Funds. For the years ended April 30, 2005, 2004, and 2003, investment management fees, service and distribution fees and brokerage commission income amounted to $30,206,000, $30,851,000, and $28,022,000, respectively. These amounts include service and distribution fees of $9,609,000, $9,638,000, and $7,968,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were  $2,406,000, and $2,448,000 at April 30, 2005 and 2004, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

For the years ended April 30, 2005, 2004, and 2003, the Company was reimbursed $689,000, $489,000 and $527,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2005 and 2004, Receivable from affiliates included a Receivable from the Parent of $107,000 and $70,000, respectively. For the years ended April 30, 2005, 2004, and 2003, the Company made payments to the Parent for federal income tax amounting to $12,115,000, $10,650,000 and $9,500,000, respectively. At April 30, 2005 accrued taxes payable included a federal tax liability owed to the Company from the Parent in the amount of $145,000. At April 30, 2004 accrued taxes payable included a federal tax liability owed to Parent in the amount of $390,000.  These data are in accordance with the tax sharing arrangement described in Note 6.

Note 4-Investments:

Trading Securities:

There were no trading securities held at April 30, 2005. Securities held by the Company at April 30, 2004 had an aggregate cost of $18,854,000 and a market value of $19,981,000.
Net realized trading gains amounted to $2,502,000 during the year ended April 30, 2005. Net realized trading gains amounted to $2,084,000 during the year ended April 30, 2004. Net realized trading losses amounted to $969,000 during fiscal 2003.
The net changes in trading securities for the period ended April 30, 2005 was a loss of $1,128,000.
The net changes in unrealized gains for the periods ended April 30, 2004 and 2003 of  $942,000 and $75,000, respectively, were included in the Consolidated Statement of Income.

Securities Available for Sale:
Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which are invested in the Value Line mutual funds, was $19,169,000 and the market value was $37,209,000 at April 30, 2005. The aggregate cost of the securities at April 30, 2004 was $24,502,000 and the market value was $46,353,000. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on  the Consolidated Balance Sheet are $18,157,000 and $21,850,000, net of deferred taxes of $6,355,000 and  $7,648,000, as of April 30, 2005 and 2004, respectively. Losses on equity securities included  in Accumulated Other Comprehensive Income for the fiscal years ended April 30, 2005 was $117,000.
There were no losses on equity securities included in Accumulated Other Comprehensive Income for fiscal year 2004. The decrease in gross unrealized gains on these securities of $3,810,000 and the increase of  $8,066,000, net of deferred taxes of $1,344,000 and $2,823,000, were included in Shareholders' Equity at  April 30, 2005 and 2004, respectively.

Realized capital gains from the sales of securities available for sale were $6,177,000, $1,441,000 and $2,609,000 of which $5,738,000, $1,413,000 and $1,997,000 of capital gains were reclassified out of  Accumulated Other Comprehensive Income into earnings during fiscal years ended April 30, 2005, 2004, and 2003, respectively. The proceeds received from the sales of these securities during the fiscal years ended April 30, 2005, 2004, and 2003 were $12,671,000, $9,751,000 and $39,598,000, respectively. Proceeds and capital gains for fiscal 2005 include $433,000 from the sale of shares of common stock, received from a vendor in a negotiated contract. An additional $74,000 is being held in escrow until  January 2006.

Value Line, Inc.
Notes to Consolidated Financial Statements

Government Debt Securities:

The Company's investments in debt securities are available for sale and valued at market value.  The aggregate cost and fair value at April 30, 2005 for U.S. government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical Cost	Fair Value	Gross Unrealized Holding Losses
Maturity
Due in less than 2 years	$34,506	$34,481	($25)
Due in 2-5 years	4,587	4,584	(3)
Total investment in debt securities	$39,093	$39,065	($28)

The aggregate cost and fair value at April 30, 2004 for U.S. government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical Cost	Fair Value	Gross Unrealized Holding Gains
Maturity
Due in 1-2 years	$1	$1	$0
Total investment in debt securities	$1	$1	$0

The unrealized loss of $28,000 in U.S. government debt securities was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of April 30, 2005. There are no gains or losses on U.S. government debt securities included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of April 30, 2004.

The average yield on the U.S. Government debt securities classified as available for sale at April 30, 2005 and April 30, 2004 was 3.62% and 2.59%, respectively.

Proceeds from sales of government debt securities classified as available for sale during fiscal 2005 were$9,019,000. There were no related gains or losses.
Proceeds from sales of government debt securities classified as available for sale during fiscal 2004 were$230,210,000 and the related loss on sales, which were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet, was $354,000. Proceeds from sales of government debt securities available for sale during fiscal 2003 were $57,471,000 and the related gain on sales, which were reclassified from Accumulated Other Comprehensive Income on the Balance Sheet, was $602,000.

For the years ended April 30, 2005, 2004, and 2003, income from securities transactions also included $239,000, $247,000,and $832,000 of dividend income; $363,000, $4,012,000, and $3,529,000 of interest income; and $7,000, $18,000 and $49,000 of related interest expense, respectively.

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

Property and equipment consist of the following:
	April 30,
	2005	2004
	(in thousands)
Land	$726	$726
Building and leasehold improvements	7,834	7,834
Furniture and equipment	10,752	10,569
	19,312	19,129
Accumulated depreciation and amortization	(13,328)	(12,584)
	$5,984	$6,545

Note 6-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:
		Years ended April 30,

	2005	2004	2003
Current:		(in thousands)
Federal	$11,860	$10,453	$10,383
State and local	2,555	2,056	2,041
	14,415	12,509	12,424
Deferred:
Federal	(361)	134	(1,704)
State and local	(10)	12	14
	(371)	146	(1,690)
Provision for income taxes	$14,044	$12,655	$10,734

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

Value Line, Inc.
Notes to Consolidated Financial Statements

		Years ended April 30,
	2005	2004	2003
		(in thousands)

Unrealized gains on securities held for sale	($6,304)	($7,648)	($5,370)
Unrealized gains on trading securities	—	(395)	(65)
Depreciation and amortization	(356)	(101)	(294)
Deferred professional fees	342	348	340
Deferred charges	183	151	308
Other, net	(41)	65	(127)
	($6,176)	($7,580)	($5,208)

Included in deferred income taxes in total current assets are deferred state and local income taxes of $32,000 and $104,000 at April 30, 2005 and 2004, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

		Years ended April 30,
	2005	2004	2003
		(in thousands)

Tax expense at the U.S. statutory rate	$12,377	$11,552	$10,752
Increase (decrease) in tax expense from:
State and local income taxes, net of
federal income tax benefit	1,654	1,344	1,336
Effect of tax exempt income and dividend
deductions	(88)	(278)	(95)
Other, net	101	37	(1,259)
Provision for income taxes	$14,044	$12,655	$10,734

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 7-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 2005, 2004, and 2003 was $1,082,000, $1,217,000, and $862,000, respectively.

Note 8-Incentive Stock Options:

On April 17, 1993, the Incentive Stock Option Plan expired. On the date of expiration, 22,550 options available for grant were cancelled. Information on the Incentive Stock Option Plan for the three years ended April 30, 2005, is as follows:

	Number of Shares	Option Prices
Outstanding at April 30, 2002	1,475	$29.75
Granted	—
Exercised	(1,475)	$29.75
Cancelled	—
Outstanding at April 30, 2003	—
Granted	—
Exercised	—
Cancelled	—
Outstanding at April 30, 2004	—
Granted	—
Exercised	—
Cancelled	—
Outstanding at April 30, 2005	—

At April 30, 2005, all of the options under the option plan were exercised. Of the common stock held in treasury at April 30, 2002, 1,475 shares were issued during fiscal 2003 for the exercise of stock options.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 9-Treasury Stock:
Treasury stock, at cost, for the three years ended April 30, 2005, consists of the following:

	Shares	Amount
		(in thousands)

Balance April 30, 2002	19,875	$383
Exercise of incentive stock options	(1,475)	(29)
Balance April 30, 2003	18,400	$354
Exercise of incentive stock options	—	—
Balance April 30, 2004	18,400	$354
Exercise of incentive stock options	—	—
Balance April 30, 2005	18,400	$354

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

Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:
Year ended April 30:	(in thousands)

2006	1,788
2007	1,788
2008	1,148
Thereafter	21
$4,745

Rental expense for the years ended April 30, 2005, 2004 and 2003 under operating leases covering office space was $1,799,000, $1,544,000, and $1,350,000, respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)
		April 30, 2005
	Publishing	Investment	Total
		Management Services

Revenues from external customers	$52,713	$31,765	$84,478
Intersegment revenues	180	—	180
Income from securities transactions	14	7,914	7,928
Depreciation and amortization	2,384	106	2,490
Segment profit	16,420	10,680	27,100
Segment assets	14,871	44,409	59,280
Expenditures for segment assets	1,441	189	1,630

		April 30, 2004
	Publishing	Investment	Total
		Management Services

Revenues from external customers	$52,497	$32,773	$85,270
Intersegment revenues	193	—	193
Income from securities transactions	4	8,262	8,266
Depreciation and amortization	2,632	62	2,694
Segment profit	14,391	10,380	24,771
Segment assets	14,592	74,786	89,378
Expenditures for segment assets	2,128	45	2,173

Value Line, Inc.
Notes to Consolidated Financial Statements

		April 30, 2003
	Publishing	Investment	Total
		Management
		Services

Revenues from external customers	$52,469	$29,600	$82,069
Intersegment revenues	180	—	180
Income from securities transactions	38	6,588	6,626
Depreciation and amortization	3,080	156	3,236
Segment profit	13,660	10,473	24,133
Segment assets	18,648	227,786	246,434
Expenditures for segment assets	1,571	37	1,608

Reconciliation of Reportable Segment Revenues,
Operating Profit and Assets
(in thousands)

	2005	2004	2003
Revenues
Total revenues for reportable segments	$84,658	$85,463	$82,249
Elimination of intersegment revenues	(180)	(193)	(180)
Total consolidated revenues	$84,478	$85,270	$82,069

Segment profit
Total profit for reportable segments	$35,028	$33,037	$30,759
Add: Income from securities transactions
related to corporate assets	350	—	—
Less: Depreciation related to corporate assets	(16)	(32)	(38)
Income before income taxes	$35,362	$33,005	$30,721

Assets
Total assets for reportable segments	$59,280	$89,378	$246,434
Corporate assets	39,585	177,546	380
Consolidated total assets	$98,865	$266,924	$246,814

Note 12-Net Capital:

The Company's wholly owned subsidiary, Value Line Securities, Inc., is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger. Additionally, dividends may only be declared if aggregate indebtedness is less than twelve times net capital.

At April 30, 2005, the net capital, as defined, of Value Line Securities, Inc. of $3,363,800 exceeded required net capital by $3,263,800 and the ratio of aggregate indebtedness to net capital was .24 to 1.

 Value Line, Inc.
Notes to Consolidated Financial Statements

Note 13-Disclosure of Credit Risk of Financial Instruments with Off Balance Sheet Risk:

In the normal course of business, the Company enters into contractual commitments, principally financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2005 and 2004, the Company did not have any investment in financial futures contracts. The Company limits its credit risk associated with such instruments by entering into exchange traded future contracts.

Value Line Securities, Inc. executed, as agent, securities transactions on behalf of the Value Line mutual funds. If either the mutual fund or a counter party fail to perform, Value Line Securities, Inc. may be required to discharge the obligations of the nonperforming party. In such circumstances, Value Line Securities, Inc. may sustain a loss if the market value of the security is different from the contract value of the transaction.

No single customer accounted for a significant portion of the Company's sales in 2005, 2004 or 2003, nor accounts receivable for 2005 or 2004.

Note 14-Comprehensive Income:

During the fiscal year 1999, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At April 30, 2005, 2004, and 2003, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
Year ended 4-30-05	Amount	or Benefit	Amount
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses)
Arising during the period	$1,902	($666)	$1,236
Less: Reclassification adjustments
for gains realized in net income	(5,738)	2,008	(3,730)
Other Comprehensive income	($3,836)	$1,342	($2,494)

Year ended 4-30-04
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses)
Arising during the period	$7,566	($2,649)	$4,917
Less: Reclassification adjustments
for gains realized in net income	(1,059)	371	(688)
Other Comprehensive income	$6,507	($2,278)	$4,229

Year ended 4-30-03
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses)
Arising during the period	($13,831)	$4,840	($8,991)
Less: Reclassification adjustments
for gains realized in net income	($2,599)	910	(1,689)
Other Comprehensive income	($16,430)	$5,750	($10,680)

 Value Line, Inc.
Notes to Consolidated Financial Statements

Note 15-Accounting for the Costs of Computer Software Developed for Internal Use:

During fiscal year 1999, the Company adopted the provisions of the Statement of Position 98-1, (SOP98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 is effective for tax years ending after December 31, 1998.

The SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or obtaining software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.

At April 30, 2005 and 2004, the Company capitalized $861,000 and $1,123,000 of costs related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 years. Amortization expense for the years ended April 30,2005, 2004 and 2003 was $940,000, $889,000, and $1,062,000, respectively.

Note 16-Contingencies:

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

By letter dated June 15, 2005, the staff of the Securities and Exchange Commission requested the Company as part of a preliminary inquiry to provide documents relating to, among other things, trades for the Company's proprietary accounts, and the effectuation and execution of trades through VLS for the Value Line Funds. The Company intends to cooperate with the preliminary inquiry.

Note 17-Restatement of Financial Position:

The Company has in the past consistently classified its unearned revenue, which represents the amount of subscription fees to be earned by servicing subscriptions after the date of the balance sheet (see Note 1),as a non-current deferred credit. This classification recognized that the fulfillment of this commitment will require the use of significantly fewer current assets than the amount of the unearned revenues. The Company has reclassified its unearned revenue to conform with the provisions of Accounting Research Bulletin No. 43, and accordingly has restated its consolidated financial statements for the years ended April 30, 2004 and 2003 to reflect the portion of the unearned revenue that will be recognized during the twelve months following the date of the balance sheet as a current liability. This presentation is also used for the year ended April 30, 2005.This presentation is in conformity with generally accepted accounting principles.

In connection with the aforementioned reclassification of the unearned revenue, the Company decided to reclassify securities available for sale from non-current to current assets. As previously discussed, the Company uses significantly fewer current assets than the amount of the unearned revenues to fulfill its commitments to serve its subscribers. However, in the unlikely event that the need arises to fully satisfy its current liabilities immediately, the Company could do so by selling a portion of its portfolio of securities available for sale. Therefore, in light of the reclassification of its unearned revenue, the Company believes that reclassifying its available for sale securities as current assets will more accurately reflect the liquidity position of the Company. The deferred income taxes liability, which primarily represents future taxes on the unrealized gains on the available for sale securities has also been reclassified as a current liability.

Accordingly, the accompanying consolidated financial statements, as of April 30, 2004 and 2003 and for the years then ended have been restated from those originally reported to reflect the reclassification of unearned revenue and available for sale securities. The change in the classification of unearned revenue and available for sale securities has no impact on the Company's reported net income or cash flows.

Summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements is as follows:

	April 30, 2004
	As Originally
	Reported	As Restated
Financial Position
Current Assets
Securities available for sale	$—	$46,357

Long-Term Assets
Long-term securities available for sale	46,357	—

Current Liabilities
Unearned revenue	—	29,407
Deferred Income Taxes		7,684

Long-Term Liabilities
Unearned revenue	40,871	11,464
Deferred Income Taxes	7,684

Value Line, Inc.
Schedule XIII-Other Investments:4/30/2005

Securities Available For Sale:	Historical	Market
	Cost	Value
Investments In Value Line Mutual Funds

The Value Line Fund	569,463	497,873
The Value Line Income & Growth Fund	556,405	511,258
The Value Line Emerging Opportunity Fund, Inc.	6,225,491	13,434,320
The Value Line Asset Allocation Fund, Inc.	11,814,390	22,762,400
Total Investments In Value Line Mutual Funds	$19,165,749	$37,205,851

Other Investments:

300 Shares of National Association of Securities Dealers, Inc.	$3,300	$3,300

Fixed Income Investments

Chicago Illinois School Finance Muni Bond 5.375% due 6/08	1,244,814	1,245,408
Missouri State Cert. Participation Muni Bond 5% due 6/08	3,342,565	3,338,495
Treasury Note 2.625% due 11/07	5,704,898	5,623,406
Federal Home Loan Bank 3.375% due 2/07	14,824,875	14,881,350
Federal Home Loan Bank 2.50% due 4/06	1,000	989
Weekly Adjustable Northern California Transmission Muni Bonds due 5/24	5,475,000	5,475,000
Weekly Adjustable Energy Northwest WA Muni Bond due 7/18	8,500,000	8,500,000
Total Fixed Income Investments	$39,093,152	$39,064,648

Total Securities Available For Sale	$58,262,201	$76,273,799