Form 10-K/A
period 2005-04-30
VALUE LINE INC
filed 2005-08-26
CIK 717720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended April 30, 2005	Commission File Number 0-11306

VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

220 East 42nd Street, New York, NY	10017-5891
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 907-1500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value

DOCUMENTS INCORPORATED BY REFERENCE.

The following documents are incorporated by reference with this filing: Part III: None

PART III

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 2005, 2004 and 2003 of the Chief Executive Officer of the Company and each of the other executive officers of the Company who were serving at April 30, 2005.

				Long-Term
				Compensation
				Awards
				Restricted
		Annual Compensation		Stock	Options	All Other
Name and	Fiscal			Award(s)	Granted	Compensation(b)
Principal Position	Year	Salary($)	Bonus(a)($)	($)	(#)	($)

Jean B. Buttner	2005	917,286	- 0-	—	—	18,086
Chairman of the Board	2004	917,286	- 0-	—	—	16,814
and Chief Executive Officer	2003	898,419	- 0-	—	—	16,017

Samuel Eisenstadt	2005	138,900	125,000	—	—	14,571
Senior Vice President	2004	138,900	125,000	—	—	13,890
and Research Chairman	2003	138,900	122,917	—	—	13,547

David T. Henigson	2005	111,175	207,500	—	—	11,662
Vice President	2004	100,000	415,000	—	—	10,000
	2003	100,000	415,000	—	—	9,800

Howard A. Brecher	2005	50,000	400,000	—	—	5,245
Vice President	2004	50,000	400,000	—	—	5,000
	2003	50,000	375,000	—	—	4,900

Stephen R. Anastasio	2005	100,000	58,800	—	—	10,247
Chief Financial Officer;	2004	100,000	120,000	—	—	10,000
Corporate Controller	2003	100,000	120,000	—	—	9,800

(a)	A portion of the bonuses are contingent upon future employment.

(b)
Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The Company's contribution expense was $1,082,000 for the year ended April 30, 2005. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds which are available for investment by plan participants, for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon the employee's retirement, death, total and permanent disability or termination of employment.

Compensation of Directors

A director who is also an employee of the Company receives no compensation for his service on the Board in addition to that compensation which he receives as an employee. For fiscal 2005, a director who was not an employee of the Company was paid a director's fee of $3,000 per year plus $1,750 for each Board meeting attended and $2,500 for each Audit Committee meeting attended.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors during the fiscal year ended April 30, 2005 were Edward J. Shanahan, Howard A. Brecher and David T. Henigson. During such fiscal year, each of Howard A. Brecher and David T. Henigson served as an officer and director of the Company and each of its subsidiaries. Howard A. Brecher and David T. Henigson also served as an officer and director of Arnold Bernhard & Co., Inc. Edward J. Shanahan served as a director of the Company. Certain relationships between the Company and Arnold Bernhard & Co., Inc. are described in Item 13 "Certain Relationships and Related Transactions" within the Form 10-K filed July 29, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for the fiscal year ended April 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE LINE, INC. (Registrant)

By:	/s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

By:	/s/ Stephen R. Anastasio
Stephen R. Anastasio
Chief Financial Officer

Dated: August 26, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for the fiscal year ended April 30, 2005, to be signed on its behalf by the undersigned as Directors of the Registrant.

/s/ Jean Bernhard Buttner	/s/ Howard A. Brecher
Jean Bernhard Buttner	Howard A. Brecher

/s/ Harold Bernard, Jr.	/s/ Samuel Eisenstadt
Harold Bernard, Jr.	Samuel Eisenstadt

/s/ Edward J. Shanahan	/s/ David T. Henigson
Edward J. Shanahan	David T. Henigson

/s/ Dr. Herbert Pardes	/s/ Edgar A. Buttner
Dr. Herbert Pardes	Edgar A. Buttner

/s/ Marianne Asher
Marianne Asher

Dated: August 26, 2005