Form 10-Q
period 2005-07-31
VALUE LINE INC
filed 2005-09-14
CIK 717720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2005

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

Yes   ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	Apr. 30,
	2005	2005
Assets	(unaudited)
Current Assets:
Cash and cash equivalents (including short term
investments of $19,353 and $5,654, respectively)	$19,644	$5,971
Securities available for sale	70,847	76,274
Accounts receivable, net of allowance for doubtful
accounts of $58, and $52, respectively	2,756	3,096
Receivable from affiliates	2,856	2,557
Prepaid expenses and other current assets	1,226	1,468
Deferred income taxes	32	32

Total current assets	97,361	89,398

Long term assets:
Property and equipment, net	5,807	5,984
Capitalized software and other intangible assets, net	3,160	3,483

Total long term assets	8,967	9,467

Total assets	$106,328	$98,865

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,016	$4,331
Accrued salaries	1,347	1,247
Dividends payable	2,495	2,495
Accrued taxes payable	2,961	—
Unearned revenue	30,408	29,748
Deferred income taxes	7,652	6,176

Total current liabilities	48,879	43,997

Long term liabilities:
Unearned revenue	7,029	10,344
Deferred charges	381	381

Total long term liabilities	7,410	10,725

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	33,951	30,798
Treasury stock, at cost (18,400 shares on 7/31/05 & 4/30/05)	(354)	(354)
Accumulated other comprehensive income, net of tax	14,451	11,708
Total shareholders' equity	50,039	44,143
Total liabilities and shareholders' equity	$106,328	$98,865

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands except per share amounts)
(unaudited)

	For the three months ended
	July 31,	July 31,
	2005	2004

Revenues:
Investment periodicals and
related publications	$13,060	$13,146
Investment management fees & svcs	7,814	8,234
Total revenues	20,874	21,380

Expenses:
Advertising and promotion	2,606	5,366
Salaries and employee benefits	5,163	5,333
Production and distribution	1,775	2,311
Office and administration	2,167	2,125
Total expenses	11,711	15,135

Income from operations	9,163	6,245
Income from securities trans., net	285	3,360
Income before income taxes	9,448	9,605
Provision for income taxes	3,800	3,664
Net income	$5,648	$5,941
Earnings per share, basic & fully diluted	$0.57	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)
	For the three months ended
	July 31,	July 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,648	$5,941

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	568	619
Gains on sales of trading securities and
securities available for sale	—	(4,038)
Unrealized losses on trading securities	—	740
Deferred income taxes	—	(259)

Changes in assets and liabilities:
Proceeds from sales of trading securities	—	17,451
Purchases of trading securities	—	(9,986)
(Decrease) in unearned revenue	(2,655)	(1,716)
(Decrease) in deferred charges	(21)	(21)
(Decrease) in accounts payable and accrued expenses	(294)	(1,180)
Increase/(decrease) in accrued salaries	100	(69)
Increase in accrued taxes payable	2,960	2,865
Decrease in prepaid expenses and other current assets	242	269
Decrease/(increase) in accounts receivable	340	(59)
(Increase)/decrease in receivable from affiliates	(299)	343
Total adjustments	941	4,959
Net cash provided by operations	6,589	10,900

Cash flows from investing activities:
Purchase of equity securities	(3)	—
Proceeds from sales of equity securities	—	6,500
Proceeds from sales of fixed income securities	9,650	5,019
Purchases of fixed income securities	—	(6,475)
Acquisition of property and equipment	—	(66)
Expenditures for capitalized software	(68)	(219)
Net cash provided by investing activities	9,579	4,759
Cash flows from financing activities:
Dividends paid	(2,495)	(177,172)
Net cash used in financing activities	(2,495)	(177,172)
Net increase/(decrease) in cash and cash equivalents	13,673	(161,513)
Cash and cash equivalents at beginning of year	5,971	178,108
Cash and cash equivalents at end of period	$19,644	$16,595

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2005
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional		Compre-		other
	of		paid-in	Treasury	hensive	Retained	comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total
Balance at April 30, 2005	9,981,600	$1,000	$991	($354)		$30,798	$11,708	$44,143

Comprehensive income
Net income					$5,648	5,648		5,648
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities					2,743		2,743	2,743
Comprehensive income					$8,391
Dividends declared						(2,495)		(2,495)
Balance at July 31, 2005	9,981,600	$1,000	$991	($354)		$33,951	$14,451	$50,039

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2004
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional		Compre-		other
	of		paid-in	Treasury	hensive	Retained	comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total
Balance at April 30, 2004	9,981,600	$1,000	$991	($354)		$19,459	$14,202	$35,298

Comprehensive income
Net income					$5,941	5,941		5,941
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities					(2,515)		(2,515)	(2,515)
Comprehensive income					$3,426
Dividends declared						(2,495)		(2,495)
Balance at July 31, 2004	9,981,600	$1,000	$991	($354)		$22,905	$11,687	$36,229

The accompanying notes are an integral part of these consolidated financial statements.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Significant Accounting Policies - Note 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 29, 2005 and Form 10-K Amended, dated August 26, 2005 for the fiscal year ended April 30, 2005. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Investment management fees (except 12b-1 fees) are recorded as the related services are performed (see note 6).

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

The Company classifies its securities available for sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has assets available for sale to fully satisfy its current liabilities should the need arise.

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

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents:
For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2005 and April 30, 2005, cash equivalents included $19,259,000 and $5,546,000 respectively, invested in the Value Line money market funds.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Marketable Securities - Note 2:

Trading Securities:
There were no trading securities held at July 31, 2005 or April 30, 2005. The proceeds from sales of trading securities, during the three months ended July 31, 2004, were $17,451,000 and the related gains on these sales were $468,000. The net decrease in unrealized gains on the trading securities portfolio of $740,000 for the three months ended July 31, 2004 was included in the Consolidated Condensed Statements of Income.

Securities Available for Sale:
Equity Securities:
The aggregate cost of the equity securities classified as available for sale, which are invested in the Value Line mutual funds, was $19,172,000 and the market value was $41,535,000 at July 31, 2005. The aggregate cost of the securities at April 30, 2005 was $19,169,000 and the market value was $37,209,000. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet were $22,363,000 and $18,157,000, net of deferred taxes of $7,827,000 and $6,355,000, as of July 31, 2005 and April 30, 2005, respectively. Losses on equity securities included in Accumulated Other Comprehensive Income at April 30, 2005 was $117,000, net of deferred taxes of $41,000. The increase in gross unrealized holding gains on these securities of $4,323,000 and the decrease of $3,870,000, net of deferred taxes of $1,513,000 and $1,355,000, were included in Shareholders' Equity at July 31, 2005 and 2004, respectively.

There were no sales of equity securities during the first three months of fiscal 2006. Realized capital gains from the sales of equity securities classified as available for sale during the first quarter ended July 31, 2004 were $3,570,000 of which $3,570,000 were reclassified out of Accumulated Other Comprehensive Income into earnings. The proceeds received from the sales of these securities during the first quarter ended July 31, 2004 were $6,500,000.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Government Debt Securities:
The Company's investments in debt securities are available for sale and valued at market value. The aggregate cost and market value at July 31, 2005 for U.S. Government debt securities classified as available for sale were as follows:

Maturity	Historical Cost	Market Value	Gross Unrealized Holding Losses
	(in thousands)
Due in less than 2 years	$24,856	$24,757	($99)
Due in 2-5 years	4,587	4,555	(32)
Total investment in debt securities	$29,443	$29,312	($131)

The aggregate cost and market value at April 30, 2005 for U.S. Government debt securities classified as available for sale were as follows:

Maturity	Historical Cost	Market Value	Gross Unrealized Holding Losses
	(in thousands)
Due in less than 2 years	$34,506	$34,481	($25)
Due in 2-5 years	4,587	4,584	(3)
Total investment in debt securities	$39,093	$39,065	($28)

There are no gains on U.S. Government debt securities included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of July 31, 2005 and April 30, 2005. The unrealized losses of $131,000 and $28,000 on U.S. government debt securities net of deferred taxes of $46,000 and $10,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005.

The average yield on the U.S. Government debt securities classified as available for sale at July 31, 2005 and April 30, 2005 was 1.55% and 3.62%, respectively.

Proceeds from sales of government debt securities classified as available for sale were $9,650,000 and $5,019,000 during the first quarter of fiscal year 2006 and 2005, respectively. There were no related gains or losses

For the three months ended July 31, 2005, and 2004, income from securities transactions, net also included $76,000 and $44,000 of dividend income; $262,000 and $21,000 of interest income; and $11,000 and $7,000 of related interest expense, respectively.

Supplemental Disclosure of Cash Flow Information - Note 3:

Cash payments for income taxes were $686,000 and $1,056,000 during the three months ended July 31, 2005 and 2004, respectively.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Employees' Profit Sharing and Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $360,000 and $360,000 for the three months ended July 31, 2005 and 2004, respectively.

Comprehensive Income - Note 5:

Statement of Financial Accounting Standards no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At July 31, 2005 and April 30, 2005, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

Three months ended 7-31-05	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
	(in thousands)
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) arising during the period	$4,220	($1,477)	$2,743
Less: Reclassification adjustments for gains realized in net income	0	0	0
Other Comprehensive income	$4,220	($1,477)	$2,743

Three months ended 7-31-04
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) arising during the period	($300)	$105	($195)
Less: Reclassification adjustments for gains realized in net income	(3,570)	1,250	(2,320)
Other Comprehensive income	($3,870)	$1,355	($2,515)

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Related Party Transactions - Note 6:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective July 1, 2000, the Company received service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from twelve of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distribution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earned brokerage commission income on securities transactions executed by Value Line Securities, Inc. (VLS) on behalf of the funds that cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission. Pending a review of effecting trades for the Value Line Funds, VLS in November 2004 suspended effectuation of trades through VLS for any of the Value Line Funds.

For the three months ended July 31, 2005 investment management fees, 12b-1 service and distribution fees amounted to $7,623,000. For the three months ended July 31, 2004, investment management fees, 12b-1 service and distribution fees and brokerage commission income amounted to $7,916,000.These amounts include service and distribution fees of $2,477,000 and $2,417,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,642,000 and $2,406,000 at July 31, 2005 and April 30, 2005, respectively. For the three months ended July 31, 2005 and 2004, the Company was reimbursed $177,000 and $159,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At July 31, 2005 and April 30, 2005, Receivable from affiliates included a receivable from the Parent of $169,000 and $107,000, respectively.

From time to time, AB&Co., the Company's controlling shareholder, has purchased additional shares of Value Line, Inc. in the market when and as AB&Co. has determined it to be appropriate. As stated several times in the past, the public is reminded that AB&Co., may make additional purchases from time to time in the future.

Federal, State and Local Income Taxes - Note 7:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Three months ended July 31,
	2005	2004
	(in thousands)
Current:
Federal	$3,087	$3,397
State and local	790	526
	$3,877	$3,923
Deferred:
Federal	($78)	($259)
State and local	1	0
	($77)	($259)
Total:	$3,800	$3,664

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax liability are primarily a result of unrealized gains on the Company's trading and long-term securities portfolios.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Business Segments - Note 8:

The Company operates two reportable business segments: Publishing and Investment Management Services. The publishing segment produces investment related periodicals in both print and electronic form.

The investment management segment provides advisory services to the Value Line family of mutual funds, as well as institutional and individual clients. The segments are differentiated by the products and services they offer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions, net related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Three months ended July 31, 2005
	Publishing	Investment Management Services	Total
Revenues from external customers	$13,060	$7,814	$20,874
Intersegment revenues	27	0	27
Income from securities transactions, net	4	23	27
Depreciation and amortization	540	24	564
Segment operating profit	6,453	2,714	9,167
Segment assets	13,129	63,516	76,645
Expenditures for segment assets	68	0	68

	Three months ended July 31, 2004
	Publishing	Investment Management Services	Total
Revenues from external customers	$13,146	$8,234	$21,380
Intersegment revenues	63	0	63
Income from securities transactions, net	4	3,356	3,360
Depreciation and amortization	593	22	615
Segment operating profit	3,855	2,394	6,249
Segment assets	15,749	67,881	83,630
Expenditures for segment assets	285	0	285

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Reconciliation of Reportable Segment Revenues,
Operating Profit and Assets (in thousands)

	Three months ended July 31,
	2005	2004
Revenues
Total revenues for reportable segments	$20,901	$21,443
Elimination of intersegment revenues	(27)	(63)
Total consolidated revenues	$20,874	$21,380

Segment profit
Total profit for reportable segments	$9,194	$9,609
Add: Income from securities transactions related to corporate assets	258	0
Less: Depreciation related to corporate assets	(4)	(4)
Income before income taxes	$9,448	$9,605

Assets
Total assets for reportable segments	$76,645	$83,630
Corporate assets	29,683	7,813
Consolidated total assets	$106,328	$91,443
Revenues

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

By letter dated June 15, 2005, the staff of the Securities and Exchange Commission requested the Company as part of a preliminary inquiry to provide documents relating to, among other things, trades for the Company's proprietary accounts, and the effectuation and execution of trades through VLS for the Value Line Funds. The Company is cooperating with the preliminary inquiry.

Item 2. Management Discussion and Analysis of
Financial Condition and Results of  Operations

Liquidity and Capital Resources

The Company had working capital as of July 31, 2005 of $48,482,000 which includes cash and short-term securities at market value of $90,491,000.

The Company’s cash flow from operations of $6,589,000 for the three months ended July 31, 2005 was 40% lower than cash flow of $10,900,000 for the comparable period of the prior fiscal year. The decrease in cash flow from operations was primarily due to the liquidation of the Company’s trading securities portfolio during the prior fiscal year. Exclusive of the net cash flow from the trading securities portfolio activity, cash flow from operations was $3,154,000 higher than the prior fiscal year’s. Net cash inflows of $9,579,000 from investing activities during the first three months of fiscal 2006 primarily resulted from proceeds received from sales of callable U.S. Government debt securities. Cash outflows from financing activities of $2,495,000 during the first quarter of fiscal year 2006 represent the payment of the Company’s quarterly dividend of $0.25 per share. Cash outflows from financing activity for the same period of fiscal year 2005 of $177,172,000 reflect the Company’s normal quarterly dividend of $.25 per share as well as a special $17.50 dividend paid to all shareholders on May 19, 2004.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2006.

Operating Results

Net income for the first quarter ended July 31, 2005 of $5,648,000 or $0.57 per share was 5% below net income of $5,941,000 or $0.60 per share in fiscal 2005. Operating income of $9,163,000 for the three months ended July 31, 2005 was 47% above operating income of $6,245,000 for the same period of the last fiscal year and the sixth highest during any first quarter in the Company’s twenty three year history as a public company. Retained Earnings of $33,951,000 at July 31, 2005 were 48% higher than Retained Earnings of $22,905,000 at July 31, 2004.

Subscription revenues of $13,060,000 for the first quarter ended July 31, 2005 were 1% below revenues for the same period of the prior fiscal year. Revenues from all electronic publications for the three months ended July 31, 2005 were up 3% while licensing fees were up 86% compared to the same period of fiscal 2005. Revenues from all print products were down 5% compared to the last fiscal year. Investment management fees and service revenues of $7,814,000 for the three months ended July 31, 2005 were 5% below the prior fiscal year’s revenues of $8,234,000, primarily because beginning November 2004, VLS suspended its business of effecting trades for any of the Value Line Funds, from which it had earned net commission revenues.

Operating expenses for the three months ended July 31, 2005 of $11,711,000 were 23% below expenses of $15,135,000 for the previous fiscal year. Total advertising and promotional expenses of $2,606,000 were 51% below the prior year’s expenses of $5,366,000. The decrease in advertising expenses resulted primarily from the reduction in the frequency of marketing campaigns during the first quarter of fiscal 2006. Salaries and employee benefit expenses of $5,163,000 were 3% below expenses of $5,333,000 recorded in the prior fiscal year primarily as a result of overall staff reductions in the Company. Production and distribution costs for the three months ended July 31, 2005 of $1,775,000 were 23% below expenses of $2,311,000 at July 31, 2004. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted in part from a decrease in circulation of the print products. Office and administrative expenses of $2,167,000 were 2% higher than the prior fiscal year’s expenses of $2,125,000. The increase in administrative expenses was primarily due to an increase in professional fees and the additional costs associated with outsourcing certain of the mutual fund administration functions. The increases in administrative expenses were partially offset by lower insurance expenses and lower depreciation of fixed assets.

The Company’s income from securities transactions, net, of $285,000 for the three months ended July 31, 2005 was 92% below securities transactions income of $3,360,000 for the same period of the last fiscal year. Income from securities transactions, net, for the three months ended July 31, 2005 included dividend and interest income of $338,000. There were no capital gains or losses in fiscal 2006. This compares to dividend and interest income of $66,000 and capital gains of $3,299,000 from sales of securities from the Company’s short-term trading and available for sale portfolios for the same period of the last fiscal year. The first quarter of fiscal 2005 included capital gains that resulted from partial sales of the Company’s equity securities in preparation for payment on May 19, 2004 of a special dividend of $17.50 per share to all common shareholders of record as of May 7, 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

		Estimated Fair Value After Hypothetical Change in Interest Rates
		(bp = basis points)
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease
As of July 31, 2005
Investments in securities with fixed maturities	$29,312	$29,309	$29,455	$29,237	$29,529

As of April 30, 2005
Investments in securities with fixed maturities	$39,065	$38,927	$39,253	$38,911	$39,326

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

Value Line invests a significant level of its assets in equity securities, primarily the Value Line family of equity mutual funds. Each mutual fund invests in a variety of equity positions of various companies thereby diversifying Value Line’s risk. The Company’s objectives include maintenance of a greater weighting in large and mid capitalization companies in its equity portfolio to moderate price risk. Value Line has also utilized derivative financial instruments in the past to minimize market price risk, although no such derivative financial instruments were utilized during fiscal year 2006 and 2005.

The table below summarizes Value Line’s equity price risks as of July 31, 2005 and April 30, 2005 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity

As of July 31, 2005	$41,535	30% increase	$53,996	16.2%
		30% decrease	$29,075	(16.2)%

As of April 30, 2005	$37,209	30% increase	$48,372	16.4%
		30% decrease	$26,046	(16.4)%

Item 4. Disclosure Controls and Procedures

(a)
The registrant’s principal executive officer and principal financial officer have concluded that the registrant’s disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are appropriately designed to ensure that material information relating to the registrant is made known to such officers and are operating effectively.

(b)
The registrant’s principal executive officer and principal financial officer have determined that there have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II-Other Information

Item 5. Other Information

Item 5.02-Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

The Company’s Chief Financial Officer and Treasurer have swapped job titles. Effective September 14, 2005, the former Chief Financial Officer, Stephen Anastasio has been named Treasurer while the former Treasurer since June 2005, Mitchell Appel, age 35, has been named Chief Financial Officer. Mr. Anastasio will assume a greater responsibility regarding the financial and accounting aspects for the Value Line Family of Mutual Funds. Mr. Appel was previously employed as the Chief Financial Officer of Circle Trust Company from January 2003 through May of 2005. Prior to 2003, Mr. Appel was Vice President of Orbitex Financial Services Group and Treasurer of Orbitex Group of Funds.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended July 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.

Date: September 14, 2005	By:	/s/ Jean Bernhard Buttner
Jean Bernhard Buttner Chairman & Chief Executive Officer

Date: September 14, 2005	By:	/s/ Mitchell E. Appel
Mitchell E. Appel Chief Financial Officer