Form 10-Q
period 2005-10-31
VALUE LINE INC
filed 2005-12-15
CIK 717720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2005	Commission file number 0-11306

VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

220 East 42nd Street, New York, New York	10017-5891
(address of principal executive offices)	(zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)
(unaudited)

	Oct. 31,	Apr. 30,
	2005	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term
investments of $9,756 and $5,654, respectively)	$9,970	$5,971
Securities available for sale	78,426	76,274
Accounts receivable, net of allowance for doubtful
accounts of $66 and $52, respectively	2,163	3,096
Receivable from affiliates	2,903	2,557
Prepaid expenses and other current assets	1,201	1,468
Deferred income taxes	520	32
Total current assets	95,183	89,398

Long term assets
Property and equipment, net	5,673	5,984
Capitalized software and other intangible assets, net	2,814	3,483
Total long term assets	8,487	9,467
Total assets	$103,670	$98,865

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,287	$4,331
Accrued salaries	1,281	1,247
Dividends payable	2,495	2,495
Unearned revenue	29,317	29,748
Deferred income taxes	7,417	6,176
Total current liabilities	43,797	43,997

Long term liabilities
Unearned revenue	6,999	10,344
Deferred charges	381	381
Total long term liabilities	7,380	10,725

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	36,841	30,798
Treasury stock, at cost (18,400 shares on 10/31/05
and 4/30/05)	(354)	(354)
Accumulated other comprehensive income, net of tax	14,015	11,708
Total shareholders' equity	52,493	44,143
Total liabilities and shareholders' equity	$103,670	$98,865

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues:
Investment periodicals and
related publications	$12,906	$12,953	$25,966	$26,099
Investment management fees & svcs	8,096	7,969	15,910	16,203
Total revenues	21,002	20,922	41,876	42,302

Expenses:
Advertising and promotion	3,470	5,424	6,076	10,790
Salaries and employee benefits	4,695	5,192	9,858	10,525
Production and distribution	1,827	2,198	3,602	4,509
Office and administration	2,540	2,240	4,707	4,365
Total expenses	12,532	15,054	24,243	30,189

Income from operations	8,470	5,868	17,633	12,113
Income from securities transactions, net	428	3,569	713	6,929
Income before income taxes	8,898	9,437	18,346	19,042
Provision for income taxes	3,513	3,639	7,313	7,303
Net income	$5,385	$5,798	$11,033	$11,739

Earnings per share, basic & fully diluted	$0.54	$0.58	$1.11	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months
	ended
	Oct. 31,	Oct. 31,
	2005	2004
Cash flows from operating activities:
Net income	$11,033	$11,739

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,119	1,231
Gains on sales of trading securities and
securities available for sale	—	(6,419)
Unrealized losses on trading securities	—	(331)
Deferred income taxes	—	116

Changes in assets and liabilities:
Proceeds from sales of trading securities	—	23,638
Purchases of trading securities	—	(16,985)
(Decrease) in unearned revenue	(3,776)	(3,309)
(Decrease) in deferred charges	(42)	(42)
(Decrease)/increase in accounts payable and accrued expenses	(1,002)	90
Increase/(decrease) in accrued salaries	34	(200)
Decrease in accrued taxes payable	(488)	(538)
Decrease in prepaid expenses and other current assets	267	243
Decrease/(increase) in accounts receivable	933	(351)
(Increase)/decrease in receivable from affiliates	(346)	283
Total adjustments	(3,301)	(2,574)
Net cash provided by operations	7,732	9,165

Cash flows from investing activities:
Purchase of equity securities	(5)	—
Proceeds from sales of equity securities	—	12,672
Proceeds from sales of fixed income securities	9,650	8,019
Purchases of fixed income securities	(8,249)	(23,680)
Acquisition of property and equipment	(29)	(153)
Expenditures for capitalized software	(110)	(383)
Net cash provided by/(used in) investing activities	1,257	(3,525)

Cash flows from financing activities:
Dividends paid	(4,990)	(179,667)
Net cash used in financing activities	(4,990)	(179,667)
Net increase/(decrease) in cash and cash equivalents	3,999	(174,027)
Cash and cash equivalents at beginning of year	5,971	178,108
Cash and cash equivalents at end of period	$9,970	$4,081

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2005
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of	Par	paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Value	capital	Stock	income	earnings	income	Total
Balance at April 30, 2005	9,981,600	$1,000	$991	($354)		$30,798	$11,708	$44,143

Comprehensive income
Net income					$11,033	11,033		11,033
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities, net of taxes					2,307		2,307	2,307
Comprehensive income					$13,340
Dividends declared						(4,990)		(4,990)
Balance at October 31, 2005	9,981,600	$1,000	$991	($354)		$36,841	$14,015	$52,493

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of	Par	paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Value	capital	Stock	income	earnings	income	Total
Balance at April 30, 2004	9,981,600	$1,000	$991	($354)		$19,459	$14,202	$35,298

Comprehensive income
Net income					$11,739	11,739		11,739
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities, net of taxes					(3,022)		(3,022)	(3,022)
Comprehensive income					$8,717
Dividends declared						(4,990)		(4,990)
Balance at October 31, 2004	9,981,600	$1,000	$991	($354)		$26,208	$11,180	$39,025

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

Principles of Consolidation:
The consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:
Subscription revenues are recognized ratably over the terms of the subscriptions. Accordingly, the amount of subscription fees to be earned by servicing subscriptions after the date of the balance sheet is shown as unearned revenue.

Investment management fees (except 12b-1 fees) are recorded as the related services are performed (see note 6). Service and distribution fees collected under rule 12b-1are recorded in the Consolidated Condensed Statements of Income based upon the average daily net asset values of the respective Value Line mutual funds.

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

Income Taxes:
The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Condensed Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse. Deferred state and local taxes on securities classified as available for sale are not significant and have not been provided for in the Consolidated Condensed Balance Sheets.

Earnings per Share, basic & fully diluted:
Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents:
For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2005 and April 30, 2005, cash equivalents included $9,712,000 and $5,546,000 respectively, invested in the Value Line money market funds.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Marketable Securities - Note 2:

Trading Securities:
There were no trading securities held at October 31, 2005 or April 30, 2005. The proceeds from sales of trading securities, during the six months ended October 31, 2004, were $23,638,000 and the related gains on these sales were $247,000. The net increase in unrealized gains on the trading securities portfolio of $330,000 for the six months ended October 31, 2004 was included in the Consolidated Condensed Statements of Income.

Securities Available for Sale:
Equity Securities:
The aggregate cost of the equity securities classified as available for sale, which are invested in the Value Line mutual funds, was $19,172,000 and the market value was $41,063,000 at October 31, 2005. The aggregate cost of the securities at April 30, 2005 was $19,169,000 and the market value was $37,209,000. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet were $21,890,000 and $18,157,000, net of deferred federal income taxes of $7,661,000 and $6,355,000, as of October 31, 2005 and April 30, 2005, respectively. Losses on equity securities included in Accumulated Other Comprehensive Income at April 30, 2005 were $117,000, net of deferred federal income taxes of $41,000. The increase in gross unrealized holding gains on these securities of $3,849,000 and the decrease of $4,561,000, net of deferred federal income taxes of $1,347,000 and $1,628,000, were included in Shareholders' Equity at October 31, 2005 and 2004, respectively.

There were no sales of equity securities during the first six months of fiscal 2006. Realized capital gains from the sales of equity securities classified as available for sale during the six months ended October 31, 2004 were $6,172,000 of which $5,738,000 were reclassified out of Accumulated Other Comprehensive Income into earnings. The proceeds received from the sales of these securities during the six months ended October 31, 2004 were $12,672,000.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Government Debt Securities:
The Company's investments in debt securities are available for sale and valued at market value. The aggregate cost and market value at October 31, 2005 for U.S. Government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical	Market	Gross Unrealized
Maturity	Cost	Value	Holding Losses
Due in less than 2 years	$29,929	$29,748	($181)
Due in 2-5 years	7,762	7,615	(147)
Total investment in debt securities	$37,691	$37,363	($328)

The aggregate cost and market value at April 30, 2005 for U.S. Government debt securities classified as available for sale were as follows:
		(In Thousands)
	Historical	Market	Gross Unrealized
Maturity	Cost	Value	Holding Losses
Due in less than 2 years	$34,506	$34,481	($25)
Due in 2-5 years	4,587	4,584	(3)
Total investment in debt securities	$39,093	$39,065	($28)

There are no gains on U.S. Government debt securities included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of October 31, 2005 and April 30, 2005. The unrealized losses of $328,000 and $28,000 on U.S. government debt securities net of deferred federal income taxes of $115,000 and $10,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of October 31, 2005 and April 30, 2005.

The average yield on the U.S. Government debt securities classified as available for sale at October 31, 2005 and 2004 was 2.55% and 1.31%, respectively.

Proceeds from sales of government debt securities classified as available for sale were $9,650,000 and $5,019,000 during the first six months of fiscal year 2006 and 2005, respectively. There were no related gains or losses.

For the six months ended October 31, 2005, and 2004, income from securities transactions, net also included $177,000 and $78,000 of dividend income; $551,000 and $96,000 of interest income; and $11,000 and $7,000 of related interest expense, respectively.

Supplemental Disclosure of Cash Flow Information - Note 3:

Cash payments for income taxes were $7,649,000 and $7,960,000 during the six months ended October 31, 2005 and 2004, respectively.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Employees' Profit Sharing and Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $586,000 and $600,000 for the six months ended October 31, 2005 and 2004, respectively.

Comprehensive Income - Note 5:

Statement of Financial Accounting Standards no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At October 31, 2005 and April 30, 2005 the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred federal income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(In Thousands)
Six months ended 10-31-05	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) arising during the period	$3,798	($1,329)	$2,469
Less: Reclassification adjustments for gains realized in net income	0	0	0
Other Comprehensive income	$3,798	($1,329)	$2,469

Six months ended 10-31-04
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) arising during the period	$1,089	($381)	$708
Less: Reclassification adjustments for gains realized in net income	(5,738)	2,008	(3,730)
Other Comprehensive income	($4,649)	$1,627	($3,022)

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Related Party Transactions - Note 6:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective Value Line mutual funds. In addition, effective July 1, 2000, certain of the Value Line Mutual Funds adopted a service and distribution plan under rule 12b-1 of the Investment Company Act of 1940 for twelve of the fourteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the remaining two funds for which Value Line is the adviser adopted a service and distribution plan under rule 12b-1 of the Investment Company Act of 1940. Further, the Company earned brokerage commission income on securities transactions executed by Value Line Securities, Inc. (VLS) on behalf of the funds that cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission. Pending a review of effecting trades for the Value Line Funds, VLS in November 2004 suspended effectuation of trades through VLS for any of the Value Line Funds.

For the six months ended October 31, 2005 investment management fees and 12b-1 service and distribution fees amounted to $15,403,000. For the six months ended October 31, 2004, investment management fees, 12b-1 service and distribution fees and brokerage commission income amounted to $15,291,000. The amounts for service and distribution fees during the six months ended October 31, 2005 and 2004 were $4,995,000 and $4,744,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates on the Consolidated Condensed Balance Sheet were $2,577,000 and $2,406,000 at October 31, 2005 and April 30, 2005, respectively.

For the six months ended October 31, 2005 and 2004, the Company was reimbursed $345,000 and $275,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At October 31, 2005 and April 30, 2005, Receivable from affiliates on the Consolidated Condensed Balance Sheet also were included a receivable from the Parent of $218,000 and $107,000, respectively.

From time to time, the Parent has purchased additional shares of Value Line, Inc. in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future.

Federal, State and Local Income Taxes - Note 7:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Six months ended October 31,
	2005	2004
	(in thousands)
Current:
Federal	$5,949	$6,144
State and local	1,550	1,043
	$7,499	$7,187
Deferred:
Federal	($154)	$118
State and local	(32)	(2)
	($186)	$116

Total:	$7,313	$7,303

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax liability are primarily a result of unrealized gains on the Company's available for sale securities portfolios.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions, related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Six months ended October 31, 2005
	Publishing	Investment Management Services	Total

Revenues from external customers	$25,966	$15,910	$41,876
Intersegment revenues	43	0	43
Income from securities transactions, net	26	78	104
Depreciation and amortization	1,064	47	1,111
Segment operating profit	11,915	5,726	17,641
Segment assets	13,692	51,756	65,448
Expenditures for segment assets	139	0	139

	Six months ended October 31, 2004
	Publishing	Investment Management Services	Total

Revenues from external customers	$26,099	$15,939	$42,038
Intersegment revenues	97	0	97
Income from securities transactions, net	7	6,922	6,929
Depreciation and amortization	1,180	43	1,223
Segment operating profit	7,019	5,102	12,121
Segment assets	13,726	53,900	67,626
Expenditures for segment assets	406	130	536

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Reconciliation of Reportable Segment Revenues,
Operating Profit and Assets (in thousands)

	Six months ended October 31,
	2005	2004
Revenues
Total revenues for reportable segments	$41,919	$42,135
Elimination of intersegment revenues	(43)	(97)
Total consolidated revenues	$41,876	$42,038

Segment profit
Total profit for reportable segments	$17,745	$19,050
Add: Income from securities transactions related to corporate assets	609	0
Less: Depreciation related to corporate assets	(8)	(8)
Income before income taxes	$18,346	$19,042

Assets
Total assets for reportable segments	$65,448	$67,626
Corporate assets	38,222	22,837
Consolidated total assets	$103,670	$90,463
Revenues

Contingencies - Note 9:

On September 17, 2003 the Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The action was settled in November, 2004 without a material adverse effect on the Company. A related entity of the defendant in the New York action brought suit against the Company and certain Directors in Federal Court in Texas in March, 2004 based on the same transaction. On the Company's motion, that action has been transferred from Texas to New York. Although the ultimate outcome of the litigation is subject to the inherent uncertainties of any legal proceeding, based upon Counsel's analysis of the factual and legal issues and the Company's meritorious defenses, it is management's belief that the expected outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations and financial condition.

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

Liquidity and Capital Resources

The Company had working capital as of October 31, 2005 of $51,386,000 which included cash and short-term securities at market value of $88,396,000.

The Company’s cash flows from operations of $7,732,000 for the six months ended October 31, 2005 was 16% lower than cash flow of $9,165,000 for the comparable period of the prior fiscal year. The decrease in cash flow from operations was primarily due to the liquidation of the Company’s trading securities portfolio during the prior fiscal year. Exclusive of the net cash flows from the trading securities portfolio activity, cash flows from operations were $5,220,000 higher than the prior fiscal year. Net cash inflows of $1,257,000 from investing activities during the first six months of fiscal 2006 primarily resulted from proceeds received from sales of callable U.S. Government debt securities. Net cash outflows of $3,525,000 during the first six months of the prior fiscal year resulted from sales of equity securities to partially finance the payment of the Company’s special dividend offset by a redeployment of the net proceeds from sales of trading securities and callable fixed income securities into fixed income, government debt obligations. Cash outflows from financing activities of $4,990,000 during the first six months of fiscal year 2006 represent the payment of the Company’s quarterly dividend of $0.25 per share for each of the first two quarters. Cash outflows from financing activities for the same period of fiscal year 2005 of $179,667,000 reflect the Company’s normal quarterly dividends of $.25 per share for both the first and second quarters as well as a special $17.50 dividend paid to all shareholders on May 19, 2004.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2006.

Operating Results

Net income for the six months ended October 31, 2005 of $11,033,000 or $1.11 per share was 6% below net income of $11,739,000 or $1.18 per share in fiscal 2005. Net income for the second quarter of fiscal 2006 of $5,385,000 was 7% below income of $5,798,000 for the comparable period of fiscal 2005. Operating income of $17,633,000 for the six months ended October 31, 2005 was 46% above operating income of $12,113,000 for the same period of the last fiscal year. Operating income of $8,470,000 for the three months ended October 31, 2005 was 44% above the operating income of $5,868,000 for the second quarter of the last fiscal year. Shareholders’ equity of $52,493,000 at October 31, 2005 was 35% higher than shareholders’ equity of $39,025,000 at October 31, 2004.

Subscription revenues of $25,966,000 for the six months ended October 31, 2005 were less than 1% below revenues for the comparable period of the prior fiscal year. Revenues from all electronic publications for the six months ended October 31, 2005 were up 4% while licensing fees were 77% higher compared to the same period of fiscal 2005. Revenues from all print products were down 5% compared to the last fiscal year. Subscription revenues of $12,906,000 for the second quarter of fiscal 2006 were slightly below revenues of $12,953,000 for the three months ended October 31, 2004. Investment management fees and service revenues of $15,910,000 for the six months ended October 31, 2005 were 2% below the prior fiscal year’s revenues of $16,203,000, primarily because beginning November 2004, Value Line Securities, Inc. suspended its business of effecting trades for any of the Value Line Funds, from which it had earned net commission revenues. The decline in brokerage revenue was mostly offset by higher investment advisory and 12b-1 fees due to a 9% increase in the net assets of the Value Line equity funds. Investment management fees and service revenues of $8,096,000 for the second quarter ended October 31, 2005 were 2% above revenues of $7,969,000 for the three months ended October 31, 2004.

Operating expenses for the six months ended October 31, 2005 of $24,243,000 were 20% below expenses of $30,189,000 for the comparable period of the previous fiscal year. Operating expenses for the second quarter ended October 31, 2005 of $12,532,000 were 17% below expenses of $15,054,000 for the same period last fiscal year. Total advertising and promotional expenses of $6,076,000 were 44% below the prior year’s expenses of $10,790,000. The decrease in advertising expenses resulted primarily from the reduction in the frequency of marketing campaigns in fiscal 2006 for the Company's investment periodicals. Salaries and employee benefit expenses of $9,858,000 were 6% below expenses of $10,525,000 recorded in the prior fiscal year primarily as a result of staff consolidations in the Company. Production and distribution costs for the six months ended October 31, 2005 of $3,602,000 were 20% below expenses of $4,509,000 at October 31, 2004. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted in part from a decrease in circulation of the print products and the elimination of brokerage execution fees. Office and administrative expenses of $4,707,000 were 8% higher than the prior fiscal year’s expenses of $4,365,000. The increase in administrative expenses was primarily due to an increase in professional fees and the additional costs associated with outsourcing certain of the mutual fund administration functions.

For the six months ended October 31, 2005, the Company’s income from securities transactions, net, of $713,000 was 90% below securities transactions income of $6,929,000 for the same period of the last fiscal year. Income from securities transactions, net, for the six months ended October 31, 2005 included dividend and interest income of $728,000. There were no capital gains or losses in fiscal 2006. This compares to dividend and interest income of $174,000 and capital gains of $6,750,000 from sales of securities included in the Company’s trading and available for sale portfolios for the six months ended October 31, 2004. The first six months of the prior fiscal year included capital gains that resulted from partial sales of the Company’s equity securities in preparation for payment on May 19, 2004 of a special dividend of $17.50 per share to all common shareholders of record as of May 7, 2004 and redeployment of the remaining proceeds in fixed income government obligations. Capital gains for the six months and second quarter of fiscal 2005 included $433,000 from the sale of an investment in a privately held Company.

For the second quarter ended October 31, 2005, the Company’s income from securities transactions, net, was $428,000, 88% below securities transactions income of $3,569,000 for the same period of the last fiscal year. Income from securities transactions, net, for the three months ended October 31, 2005 included dividend and interest income of $390,000. There were no capital gains or losses in fiscal 2006. This compares to dividend and interest income of $109,000 and capital gains of $3,450,000 from sales of securities included in the Company’s trading and available for sale portfolios, the proceeds of which were reinvested in fixed income government obligations during the three months ended October 31, 2004.

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

	Estimated Fair Value After
	Hypothetical Change in Interest Rates

	(bp = basis points)
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of October 31, 2005
Investments in securities with fixed maturities	$37,363	$37,254	$37,553	$37,310	$37,603

As of April 30, 2005
Investments in securities with fixed maturities	$39,065	$38,927	$39,253	$38,911	$39,326

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

Value Line invests a significant level of its assets in equity securities, primarily the Value Line family of equity mutual funds. Each mutual fund invests in a variety of equity positions of various companies thereby diversifying Value Line’s risk. The Company’s objectives include maintenance of a greater weighting in large and mid capitalization companies in its equity portfolio to moderate price risk. Value Line has also utilized derivative financial instruments in the past to minimize market price risk, although no such derivative financial instruments were utilized during fiscal years 2006 and 2005.

The table below summarizes Value Line’s equity price risks as of October 31, 2005 and April 30, 2005 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity

As of Oct. 31, 2005	$41,063	30% increase	$53,382	15.3%
		30% decrease	$28,744	(15.3)%

As of April 30, 2005	$37,209	30% increase	$48,372	16.4%
		30% decrease	$26,046	(16.4)%

Item 4.	Disclosure Controls and Procedures

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

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	An Annual Meeting of Shareholders of the Registrant was held on October 10, 2005.

(b)	The following were elected Directors:

	Votes Cast
	For	Against	Withheld
Jean Bernhard Buttner	8,172,064	0	456,025
Dr. Edgar A. Buttner	8,169,864	0	458,225
Samuel Eisenstadt	8,169,864	0	458,225
Howard A. Brecher	8,155,328	0	472,761
David T. Henigson	8,155,528	0	472,561
Dr. Herbert Pardes	8,516,186	0	111,903
Edward J. Shanahan	8,515,586	0	112,503

An additional candidate, Harold Bernard, Jr., was not elected. 185,301 votes were cast for him, 8,009,800 votes were cast against him and 432,988 votes were withheld.

Item 5.	Other Information

Item 5.02 -	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On December 13, 2005, Marion Ruth was elected a Director of the Registrant by the unanimous written consent of the Board of Directors. Mrs. Ruth was also elected a member of the Audit Committee.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc. (Registrant)

Date: December 14, 2005	By:	/s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: December 14, 2005	By:	/s/ Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer