Form 10-Q
period 2006-01-31
VALUE LINE INC
filed 2006-03-17
CIK 717720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2006	Commission file number 0-11306

VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

220 East 42nd Street, New York, New York	10017-5891
(address of principal executive offices)	(zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006

Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	Jan. 31,	Apr. 30,
	2006	2005
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term
investments of $9,828 and $5,654, respectively)	$10,674	$5,971
Trading securities	22,407	0
Securities available for sale	64,244	76,274
Accounts receivable, net of allowance for doubtful
accounts of $74 and $52, respectively	2,597	3,096
Receivable from affiliates	2,834	2,557
Prepaid expenses and other current assets	1,469	1,468
Deferred income taxes	32	32

Total current assets	104,257	89,398

Long term assets
Property and equipment, net	5,549	5,984
Capitalized software and other intangible assets, net	2,486	3,483

Total long term assets	8,035	9,467

Total assets	$112,292	$98,865

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,974	$4,331
Accrued salaries	1,335	1,247
Dividends payable	2,495	2,495
Unearned revenue	30,418	29,748
Deferred income taxes	7,952	6,176

Total current liabilities	47,174	43,997

Long term liabilities
Unearned revenue	7,054	10,344
Deferred charges	381	381

Total long term liabilities	7,435	10,725

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	41,040	30,798
Treasury stock, at cost (18,400 shares on 1/31/06
and 4/30/05)	(354)	(354)
Accumulated other comprehensive income, net of tax	15,006	11,708

Total shareholders' equity	57,683	44,143

Total liabilities and shareholders' equity	$112,292	$98,865

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	Jan. 31,		Jan. 31,
	2006	2005	2006	2005

Revenues:
Investment periodicals and
related publications	$11,890	$12,525	$35,963	$37,556
Licensing fees	1,442	648	3,335	1,716
Investment management fees & svcs	8,250	7,885	24,160	24,088

Total revenues	21,582	21,058	63,458	63,360

Expenses:
Advertising and promotion	3,826	5,455	9,902	16,245
Salaries and employee benefits	4,747	4,812	14,605	15,337
Production and distribution	1,712	2,106	5,314	6,615
Office and administration	3,260	2,248	7,967	6,613

Total expenses	13,545	14,621	37,788	44,810

Income from operations	8,037	6,437	25,670	18,550
Income from securities transactions, net	2,858	1,104	3,571	8,033

Income before income taxes	10,895	7,541	29,241	26,583
Provision for income taxes	4,201	2,884	11,514	10,187

Net income	$6,694	$4,657	$17,727	$16,396

Earnings per share, basic & fully diluted	$0.67	$0.46	$1.78	$1.64

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months
	ended
	Jan. 31,	Jan. 31,
	2006	2005
Cash flows from operating activities:
Net income	$17,727	$16,396

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,659	1,800
Gains on sales of trading securities and
securities available for sale	(2,430)	(8,726)
Unrealized losses on trading securities	125	1,055
Deferred income taxes	(44)	(369)

Changes in assets and liabilities:
Proceeds from sales of trading securities	—	42,205
Purchases of trading securities	(4,365)	(21,815)
(Decrease) in unearned revenue	(2,621)	(19)
(Decrease) in deferred charges	(63)	(63)
Increase/(decrease) in accounts payable and accrued expenses	706	(143)
Increase/(decrease) in accrued salaries	88	(242)
Decrease in accrued taxes payable	0	(556)
Decrease in prepaid expenses and other current assets	43	578
Decrease/(increase) in accounts receivable	499	(332)
(Increase)/decrease in receivable from affiliates	(277)	90

Total adjustments	(6,680)	13,463

Net cash provided by operations	11,047	29,859

Cash flows from investing activities:
Purchase of equity securities	(2,463)	(1,037)
Proceeds from sales of equity securities	2,430	12,669
Proceeds from sales of fixed income securities	9,650	9,019
Purchases of fixed income securities	(8,249)	(23,680)
Acquisition of property and equipment	(64)	(189)
Expenditures for capitalized software	(163)	(563)

Net cash provided by/(used in) investing activities	1,141	(3,781)

Cash flows from financing activities:
Dividends paid	(7,485)	(182,162)

Net cash used in financing activities	(7,485)	(182,162)

Net increase/(decrease) in cash and cash equivalents	4,703	(156,084)
Cash and cash equivalents at beginning of year	5,971	178,108

Cash and cash equivalents at end of period	$10,674	$22,024

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements
VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2006
(in thousands, except share amounts)
(unaudited)
	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2005	9,981,600	$1,000	$991	($354)		$30,798	$11,708	$44,143

Comprehensive income
Net income					$17,727	17,727		17,727
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities,
net of taxes					3,298		3,298	3,298
Comprehensive income					$21,025
Dividends declared						(7,485)		(7,485)
Balance at January 31, 2006	9,981,600	$1,000	$991	($354)		$41,040	$15,006	$57,683

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

Investment management fees (except 12b-1 fees) are recorded as the related services are performed (see note 6). Service and distribution fees collected under rule 12b-1 are recorded in the Consolidated Condensed Statements of Income based upon the average daily net asset values of the respective Value Line mutual funds.

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

Valuation of open-ended mutual fund shares are based upon the net asset values of the shares as calculated by such funds.

Market valuation of the Company's fixed maturity government debt obligations are valued utilizing quoted prices provided by a third party pricing service.

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

Cash and Cash Equivalents:
For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2006 and April 30, 2005, cash equivalents included $9,784,000 and $5,546,000 respectively, invested in the Value Line money market funds.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Marketable Securities - Note 2:

Trading Securities:
Securities held by the Company had an aggregate cost of $22,403,000 and a fair market value $22,407,000 at January 31, 2006. There were no trading securities held at April 30, 2005. There were no sales of trading securities in fiscal 2006. The proceeds from sales of trading securities, during the nine months ended January 31, 2005, were $42,205,000 and the related gains on these sales were $2,425,000. Unrealized gains on the trading securities portfolio of $4,000 and unrealized losses of $1,055,000 for the nine months ended January 31, 2006 and 2005, respectively, were included in the Consolidated Condensed Statements of Income.

Securities Available for Sale:
Equity Securities:
The aggregate cost of the equity securities classified as available for sale, which are invested in the Value Line mutual funds, was $21,632,000 and the market value was $44,916,000 at January 31, 2006. The aggregate cost of the equity securities classified as available for sale at April 30, 2005 was $19,169,000 and the market value was $37,209,000. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet were $23,284,000 and $18,157,000, net of deferred income taxes of $8,149,000 and $6,355,000, as of January 31, 2006 and April 30, 2005, respectively. Losses on equity securities included in Accumulated Other Comprehensive Income at April 30, 2005 were $117,000, net of deferred income taxes of $41,000. The net increase in unrealized holding gains on these securities of $5,244,000 and the decrease of $2,503,000, net of deferred income taxes of $1,835,000 and $875,000, were included in Shareholders' Equity at January 31, 2006 and 2005, respectively.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Realized capital gains from the sales of equity securities classified as available for sale during the nine months ended January 31, 2006 and January 31, 2005 were $2,430,000 and $6,301,000, of which $2,355,000 and $5,861,000, respectively, were reclassified out of Accumulated Other Comprehensive Income into earnings. The proceeds received from the sales of these securities during the nine months ended January 31, 2006 and January 31, 2005 were $2,430,000 and $12,669,000, respectively. Proceeds and capital gains included $75,000 and $433,000 from an installment sale of an investment in a privately held Company, in fiscal 2006 and 2005, respectively.

Government Debt Securities:
The Company's investments in debt securities are available for sale and valued at market value. The aggregate cost and market value at January 31, 2006 for U.S. Government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical	Market	Gross Unrealized
Maturity	Cost	Value	Holding Losses
Due in less than 2 years	$15,103	$14,974	($129)
Due in 2-5 years	4,420	4,354	(66)
Total investment in debt securities	$19,523	$19,328	($195)

The aggregate cost and market value at April 30, 2005 for U.S. Government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical	Market	Gross Unrealized
Maturity	Cost	Value	Holding Losses
Due in less than 2 years	$34,506	$34,481	($25)
Due in 2-5 years	4,587	4,584	(3)
Total investment in debt securities	$39,093	$39,065	($28)

The unrealized losses of $195,000 and $28,000 on U.S. government debt securities net of deferred income taxes of $66,000 and $10,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of January 31, 2006 and April 30, 2005. During the third quarter of fiscal 2006, the Company reclassified $18,038,000 of US Government debt securities from the classification of available for sale to trading securities that resulted in the recognition and reclassification of an unrealized loss of $129,000 from Accumulated Other Comprehensive Income to the Consolidated Condensed Statement of Income.

The average yield on the U.S. Government debt securities classified as available for sale at January 31, 2006 and 2005 was 1.85% and 1.31%, respectively.

Proceeds from sales of government debt securities classified as available for sale were $9,650,000 and $9,019,000 during the first nine months of fiscal year 2006 and 2005, respectively. There were no related gains or losses.

For the nine months ended January 31, 2006, and 2005, income from securities transactions, net also included $358,000 and $161,000 of dividend income; $957,000 and $199,000 of interest income; and $11,000 and $7,000 of related interest expense, respectively.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Supplemental Disclosure of Cash Flow Information - Note 3:

Cash payments for income taxes were $11,406,000 and $11,111,000 during the nine months ended January 31, 2006 and 2005, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $911,000 and $797,000 for the nine months ended January 31, 2006 and 2005, respectively.

Comprehensive Income - Note 5:

Statement of Financial Accounting Standards no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At January 31, 2006 and April 30, 2005 the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(In Thousands)
Nine months ended 1-31-06	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) arising during the period	$7,303	($2,563)	$4,740
Add: Reclassification adjustments for losses realized in net income	129	(45)	84
Less: Reclassification adjustments for gains realized in net income	(2,355)	829	(1,526)
Other Comprehensive income	$5,077	($1,779)	$3,298

Nine months ended 1-31-05
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) arising during the period	$3,296	($1,166)	$2,130
Less: Reclassification adjustments for gains realized in net income	(5,861)	2,063	(3,798)
Other Comprehensive income	($2,565)	$897	($1,668)

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Related Party Transactions - Note 6:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective Value Line mutual funds. In addition, effective July 1, 2000, twelve of the fourteen Value Line Mutual Funds adopted a service and distribution plan under rule 12b-1 of the Investment Company Act of 1940. Effective September 18, 2002, the remaining two funds for which Value Line is the adviser adopted a service and distribution plan under rule 12b-1 of the Investment Company Act of 1940. Further, the Company earned brokerage commission income on securities transactions executed by Value Line Securities, Inc. (VLS) on behalf of the funds that cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission. Pending a review of effecting trades for the Value Line Funds, VLS in November 2004 suspended effectuation of trades through VLS for any of the Value Line Funds.

For the nine months ended January 31, 2006 investment management fees and 12b-1 service and distribution fees amounted to $23,362,000, which includes fee waivers for certain of the Value Line Mutual Funds. For the nine months ended January 31, 2005, investment management fees, 12b-1 service and distribution fees and brokerage commission income amounted to $23,164,000. The amounts for service and distribution fees during the nine months ended January 31, 2006 and 2005 were $7,498,000 and $7,214,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates on the Consolidated Condensed Balance Sheet were $2,721,000 and $2,406,000 at January 31, 2006 and April 30, 2005, respectively.

For the nine months ended January 31, 2006 and 2005, the Company was reimbursed $700,000 and $387,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At January 31, 2006 and April 30, 2005, Receivable from affiliates on the Consolidated Condensed Balance Sheet also included a receivable from the Parent of $83,000 and $107,000, respectively.

From time to time, the Parent has purchased additional shares of Value Line, Inc. in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future.

Federal, State and Local Income Taxes - Note 7:

The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Nine months ended January 31,
	2006	2005
	(in thousands)
Current:
Federal	$9,492	$9,051
State and local	2,210	1,522
	$11,702	$10,573
Deferred:
Federal	($271)	($371)
State and local	83	(15)
	($188)	($386)

Total:	$11,514	$10,187

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax liability are primarily a result of unrealized gains on the Company's available for sale securities portfolios.

Business Segments - Note 8:

The Company operates two reportable business segments: Publishing and Investment Management Services. The publishing segment produces investment related periodicals in both print and electronic form, and licensing fees. The investment management segment provides advisory services to the Value Line family of mutual funds, as well as institutional and individual clients. The segments are differentiated by the products and services they offer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Nine months ended January 31, 2006
	Publishing	Investment Management Services	Total

Revenues from external customers	$39,298	$24,160	$63,458
Intersegment revenues	64	0	64
Income from securities transactions, net	124	327	451
Depreciation and amortization	1,581	66	1,647
Segment operating profit	13,408	12,274	25,682
Segment assets	17,490	73,937	91,427
Expenditures for segment assets	227	0	227

	Nine months ended January 31, 2005
	Publishing	Investment Management Services	Total

Revenues from external customers	$39,272	$24,088	$63,360
Intersegment revenues	167	0	167
Income from securities transactions, net	2	8,031	8,033
Depreciation and amortization	1,717	71	1,788
Segment operating profit	10,466	8,096	18,562
Segment assets	16,140	60,910	77,050
Expenditures for segment assets	613	139	752

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Reconciliation of Reportable Segment Revenues,
Operating Profit and Assets (in thousands)

	Nine months ended January 31,
	2006	2005
Revenues
Total revenues for reportable segments	$63,522	$63,527
Elimination of intersegment revenues	(64)	(167)
Total consolidated revenues	$63,458	$63,360

Segment profit
Total profit for reportable segments	$26,133	$26,595
Add: Income from securities transactions related to corporate assets	3,120	0
Less: Depreciation related to corporate assets	(12)	(12)
Income before income taxes	$29,241	$26,583

Assets
Total assets for reportable segments	$91,427	$77,050
Corporate assets	20,865	20,654
Consolidated total assets	$112,292	$97,704

Contingencies - Note 9:

On September 17, 2003 the Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The action was settled in November, 2004 without a material adverse effect on the Company. A related entity of the defendant in the New York action brought suit against the Company and certain Directors in Federal Court in Texas in March, 2004 based on the same transaction. On the Company's motion, that action has been transferred from Texas to New York. On March 2, 2006 the Federal Judge in New York granted the Company's motion dismissing three causes of action. The court allowed one cause of action to continue at this time. Although the ultimate outcome of the litigation is subject to the inherent uncertainties of any legal proceeding, based upon Counsel's analysis of the factual and legal issues and the Company's meritorious defenses, it is management's belief that the expected outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations and financial condition.

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

Liquidity and Capital Resources

The Company had working capital as of January 31, 2006 of $57,083,000 which included cash and short-term securities at market value of $74,918,000.

The Company’s cash flows from operations of $11,047,000 for the nine months ended January 31, 2006 was 63% lower than cash flow of $29,859,000 for the comparable period of the prior fiscal year. The decrease in cash flow from operations was primarily due to the liquidation of the Company’s trading securities portfolio during the prior fiscal year. Exclusive of the net cash flows from the trading securities portfolio activity, cash flows from operations were $5,943,000 higher than the prior fiscal year’s. Net cash inflows of $1,141,000 from investing activities during the first nine months of fiscal 2006 primarily resulted from proceeds received from sales of callable U.S. Government debt securities. Net cash outflows of $3,781,000 during the first nine months of the prior fiscal year resulted from sales of equity securities to partially finance the payment of the Company’s special dividend offset by a redeployment of the net proceeds from sales of trading securities and callable fixed income securities into fixed income, government debt obligations. Cash outflows from financing activities of $7,485,000 during the first nine months of fiscal year 2006 represent the payment of the Company’s quarterly dividend of $0.25 per share for each of the first three quarters. Cash outflows from financing activities for the same period of fiscal year 2005 of $182,162,000 reflect the Company’s quarterly dividends of $.25 per share for each of the first three quarters as well as a special $17.50 dividend paid to all shareholders on May 19, 2004.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2006.

Operating Results

Net income for the nine months ended January 31, 2006 of $17,727,000 or $1.78 per share was $1,331,000 or 8% above net income of $16,396,000 or $1.64 per share in fiscal 2005. Net income for the third quarter ended January 31, 2006 of $6,694,000 or $0.67 per share was $2,037,000 or 44% above net income of $4,657,000 or $0.46 per share in the third quarter of fiscal 2005. Operating income of $25,670,000 for the nine months ended January 31, 2006 was $7,120,000 above operating income of $18,550,000 for the same period of the last fiscal year, a 38% increase for the period. Operating income of $8,037,000 for the three months ended January 31, 2006 was $1,600,000 or 25% above operating income of $6,437,000 for the same period of last fiscal year. The Company’s income from securities transactions of $3,571,000 was 56% below last year’s for the nine months ended January 31, 2006. For the third quarter of fiscal 2006, income from securities transactions of $2,858,000 was 159% above last fiscal year’s third quarter income (see last paragraph). Shareholders’ equity of $57,683,000 at January 31, 2006 was 36% higher than shareholders’ equity of $42,541,000 at January 31, 2005.

Subscription revenues of $35,963,000 for the nine months ended January 31, 2006 were 4% below revenues for the comparable period of the prior fiscal year. Electronic publications revenues of $8,240,000 were up $168,000 or 2% compared to $8,072,000 for the prior fiscal year. Within electronic publications revenues are revenues generated by institutional subscribers and retail subscribers. Institutional revenues increased $698,000 or 35%, while revenues from retail subscribers were down $530,000 or 9%. Print subscription revenues of $27,723,000 were down $1,761,000 or 6% compared to $29,484,000 for the last fiscal year. Subscription revenues of $11,890,000 for the three months ended January 31, 2006 were 5% below revenues for the comparable period of the prior fiscal year. Electronic publications revenues of $2,697,000 were down $55,000 or 2% compared to $2,752,000 for the prior fiscal year. Institutional electronic publications revenues increased $26,000 or 3%, while revenues from retail electronic publication subscribers were down $81,000 or 4%. Print subscription revenues of $9,193,000 were down $580,000 or 6% compared to $9,773,000 for the last fiscal year.

Licensing fees for the nine months ended January 31, 2006 of $3,335,000 were up $1,619,000 or 94% compared to $1,716,000 for the same period of fiscal 2005. Licensing fees for the third quarter ended January 31, 2006 of $1,442,000 increased $794,000 or 123% from the comparable period of last fiscal year.

Investment management fees and service revenues of $24,160,000 for the nine months ended January 31, 2006 were up $72,000, which is less than 1% above the prior fiscal year’s revenues of $24,088,000. Beginning November 2004, Value Line Securities, Inc. suspended its business of effecting trades for any of the Value Line Funds, from which it had earned net commission revenues. The decline in brokerage revenues was mostly offset by higher investment advisory fees that resulted primarily from a 10% increase in the net assets of the Value Line family of mutual funds, which includes fee waivers for certain of the Value Line Mutual Funds. Total mutual funds net assets as of January 31, 2006 were $3,604,391,000.

Operating expenses for the nine months ended January 31, 2006 of $37,788,000 were 16% below expenses of $44,810,000 for the comparable period of the previous fiscal year. Operating expenses for the third quarter ended January 31, 2006 of $13,545,000 were 7% below expenses of $14,621,000 for the same period last fiscal year. Total advertising and promotional expenses of $9,902,000 for the nine months ended January 31, 2006 were 39% below the prior year’s expenses of $16,245,000. Advertising and promotional expenses for the third quarter ended January 31, 2006 of $3,826,000 were 30% below expenses of $5,455,000 for the prior year. The decrease in advertising expenses resulted primarily from the reduction in the frequency of marketing campaigns in fiscal 2006 for the Company’s investment periodicals. Salaries and employee benefit expenses of $14,605,000 for the third quarter of fiscal 2006 were 5% below expenses of $15,337,000 for the prior fiscal year primarily as a result of staff consolidations in the Company. Production and distribution expenses for the nine months ended January 31, 2006 of $5,314,000 were 20% below expenses of $6,615,000 for the same period of fiscal 2005. Production and distribution expenses for the third quarter of fiscal 2006 of $1,712,000 were 19% below fiscal 2005 expenses. The decline in expenses for the nine months and third quarter were primarily due to lower paper, printing and distribution costs that resulted in part from a decrease in circulation of the print products and the elimination of brokerage execution fees. Office and administrative expenses for the first nine months of fiscal 2006 of $7,967,000 were 20% higher than the prior fiscal year’s expenses of $6,613,000 and expenses of $3,260,000 for the third quarter of fiscal 2006 were 45% higher than the last fiscal year’s expenses. The increase in administrative expenses was primarily due to an increase in professional fees and the additional costs associated with outsourcing certain of the mutual fund administration functions.

For the nine months ended January 31, 2006, the Company’s income from securities transactions, net, of $3,571,000 was 56% below securities transactions income of $8,033,000 for the same period of the last fiscal year. Income from securities transactions, net, for the nine months ended January 31, 2006 included dividend and interest income of $1,315,000. Capital gains during the first nine months of fiscal 2006 were $2,310,000, of which $2,355,000 represented distributions during the quarter ended January 31, 2006 from the Value Line Mutual Funds and $75,000 from an installment sale of an investment in a privately held Company. The income from securities transactions for the first nine months of fiscal 2006 compares to dividend and interest income of $360,000 and capital gains of $6,750,000 from sales of securities included in the Company’s trading and available for sale portfolios included in the nine months ended January 31, 2005. The first nine months of the prior fiscal year included capital gains that resulted from partial sales of the Company’s equity securities in preparation for payment on May 19, 2004 of a special dividend of $17.50 per share to all common shareholders of record as of May 7, 2004 and redeployment of the remaining proceeds in fixed income government obligations. Capital gains for the nine months of fiscal 2005 also included $433,000 from the initial proceeds from an installment sale of an investment in a privately held Company.

For the third quarter ended January 31, 2006, the Company’s income from securities transactions, net, was $2,858,000, 159% above securities transactions income of $1,104,000 for the same period of the last fiscal year. Income from securities transactions, net, for the three months ended January 31, 2006 included dividend and interest income of $587,000 and capital gains of $2,271,000 of which $2,355,000 represented capital gain distributions from the Value Line Mutual Funds. This compares to dividend and interest income of $186,000 and capital gains of $918,000 from sales of securities included in the Company’s trading and available for sale portfolios, the proceeds of which were reinvested in fixed income government obligations during the three months ended January 31, 2005.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	demand for and market acceptance of the Company’s new and existing products;
•	renewals of subscriptions for the Company’s products;
•	adaptation of the Company’s products to new technologies;
•	fluctuations in the Company’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
•	competitive product and pricing pressures;
•	the impact of government regulation on the Company’s business and the uncertainties of litigation and regulatory initiatives and inquiries; and
•	other risks and uncertainties, including but not limited to those detailed from time to time in our SEC filings.

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

Interest Rate Risk

Value Line concentrates its fixed income investments in highly liquid debt securities with extremely low credit risk. Value Line’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. To limit the price fluctuation in these securities from interest rate changes, Value Line’s management invests primarily in short-term obligations maturing in 1 to 5 years.

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

	Estimated Fair Value After
	Hypothetical Change in Interest Rates

	(bp = basis points)
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of January 31, 2006
Investments in securities with fixed maturities	$41,735	$41,550	$41,890	$41,560	$41,943

As of April 30, 2005
Investments in securities with fixed maturities	$39,065	$38,927	$39,253	$38,911	$39,326

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

The table below summarizes Value Line’s equity price risks as of January 31, 2006 and April 30, 2005 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

			Estimated	Hypothetical
			Fair Value after	Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities	Fair Value	Price Change	Change in Prices	Shareholders’ Equity

As of January 31, 2006	$44,916	30% increase	$58,390	15.1%
		30% decrease	$31,441	(15.1)%

As of April 30, 2005	$37,209	30% increase	$48,372	16.4%
		30% decrease	$26,046	(16.4)%

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

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report for the period ended January 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc. (Registrant)

Date: March 17, 2006	By:	/s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: March 17, 2006	By:	/s/ Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer