Form 10-K
period 2006-04-30
VALUE LINE INC
filed 2006-07-28
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________________

Commission file number: 0-11306
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

Common Stock, $.10 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2005, was $52,672,152.

There were 9,981,600 shares of the registrant’s Common Stock outstanding at June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
None

Part I

Item 1. BUSINESS.

Value Line, Inc. (the "Company"), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). As of June 30, 2006, AB & Co. owned approximately 86.5% of the Company’s issued and outstanding common stock.

The Company's primary businesses are producing investment related periodical publications through its wholly-owned subsidiary, Value Line Publishing, Inc. ("VLP"), and providing investment advisory services to mutual funds, institutions and individual accounts. VLP publishes in both print and electronic formats The Value Line Investment Survey®, one of the nation's major periodical investment services, as well as The Value Line Investment Survey - Small and Mid-Cap Edition, The Value Line 600, Value Line Select, The Value Line Mutual Fund Survey, The Value Line No-Load Fund Advisor, The Value Line Special Situations Service, The Value Line Daily Options Survey and The Value Line Convertibles Survey. VLP also provides current and historical financial databases which include DataFile, Estimates & Projections, Convertibles and Mutual Funds in standard computer formats. The Company also markets investment analysis software which includes The Value Line Investment Analyzer, Value Line ETF Survey, Mutual Fund Survey for Windows®, Value Line Daily Options Survey, Value Line Electronic Convertibles and Value Line Research Center. These electronic products are available on CD-ROM and/or on the Company’s internet site, www.valueline.com. The Company's print and electronic services are marketed from time to time through media, direct mail and the internet to retail and institutional investors.

The Company is the investment adviser for the Value Line Family of Mutual Funds (“Value Line Funds”), which on April 30, 2006 included 14 open-end investment companies with various investment objectives. In addition, the Company manages investments for private and institutional clients. The Company is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940.

In addition to Value Line Publishing, the Company's other wholly-owned subsidiaries include Value Line Securities, Inc., Vanderbilt Advertising Agency, Inc., Compupower Corporation and Value Line Distribution Center (“VLDC”). Value Line Securities, Inc. is a registered broker-dealer and distributor to the Value Line Funds. Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company and its subsidiaries’ businesses. Compupower Corporation serves the subscription fulfillment needs of the VLP’s publishing operations. VLDC primarily handles all of the mailings of the publications to VLP’s subscribers. Additionally, VLDC is a disaster recovery site for the New York operations. The name "Value Line," as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

A.	Investment Information Periodicals and Publications.

VLP publishes investment periodicals, related publications and produces electronic products described below:

l.	Periodicals and Publications:

The Value Line Investment Survey®
The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based primarily on computer-generated statistics of financial results and stock price performance. Two of the more important evaluations for each stock covered are "Timeliness(tm)" and "Safety(tm).” Timeliness(tm) relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative financial strength and its stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant.

The Value Line Investment Survey - Small and Mid-Cap Edition
The Value Line Investment Survey - Small and Mid-Cap Edition is a weekly publication introduced in 1995 that provides detailed descriptions of approximately 1,800 small- and medium-capitalization stocks, many listed on NASDAQ, beyond the approximately 1,700 stocks of larger-capitalization companies traditionally covered in The Value Line Investment Survey - Standard Edition. Like The Value Line Investment Survey, the Small and Mid-Cap Edition has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial performance measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in the Standard Edition of The Value Line Investment Survey. A combined Index, published quarterly, allows the subscriber to easily locate a specific stock among the approximately 3,500 stocks covered.

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

The Value Line No-Load Fund Advisor
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

The Value Line Special Situations Service
The Value Line Special Situations Service, published twice a month, concentrates on fast-growing, smaller companies whose stocks are perceived by VLP analysts as having exceptional appreciation potential. It was introduced in 1951.

The Value Line Daily Options Survey
The Value Line Daily Options Survey, a semi-monthly service published 24 times a year, evaluates and ranks the expected performance of the most active options listed on United States exchanges (approximately 130,000). It was introduced in 1973. An electronic version of this publication, The Value Line Daily Options Survey (available over the Internet), was introduced during fiscal 1995. An enhanced version was introduced in 2002. Features include an interactive database and a new spreadsheet.

The Value Line Convertibles Survey
The Value Line Convertibles Survey, a semi-monthly service published 24 times a year, evaluates and ranks approximately 660 convertible securities (bonds and preferred stocks) and approximately 100 warrants for future market performance. It was introduced in 1972. The information is also available online.

Value Line Select
Value Line Select, a monthly publication, was first published in 1998. As a stock recommendation service with an exclusive circulation, it focuses each month on one company that VLP analysts, economists and statisticians recommend as an investment. Recommendations are backed by in-depth research and are subject to ongoing monitoring.

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

2.	Electronic and Internet Products:

Value Line Publishing products and services are available from the Company’s Web site www.valueline.com. The site includes a multimedia section that features daily market reports and updates on stocks, options, mutual funds and convertibles as well as webcasting of daily analyst commentary and developments on companies in the news. In addition, the Company’s Web site includes tools to chart and filter stocks and mutual funds along with tools to build a portfolio, customize a report and receive Value Line Publishing reports.

Value Line Investment Analyzer
Value Line Investment Analyzer on CD-ROM is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 350 data fields for about 8,000 stocks, industries and indices, including the 1,700 stocks covered in VLP’s benchmark publication, The Value Line Investment Survey. The product was introduced in June 1996 and permits users to update data from the Internet.

Value Line Investment Analyzer provides over 350 data fields and more than 200 charting and graphing variables for comparative research. In addition to containing digital replicas of the entire Value Line Investment Survey, the Analyzer includes daily data updates through its seamless integration with the Value Line databases via a secure Internet connection. The software includes a portfolio module that lets users create and track their own stock portfolios and up to ten years of historical financial data for scrutinizing performance, risk, yield and return.

Value Line Mutual Fund Survey for Windows®
Value Line Mutual Fund Survey for Windows®, a monthly CD-ROM product with weekly internet updates, is the electronic version of The Value Line Mutual Fund Survey. The program features powerful sorting and filtering analysis tools. It includes features, such as style attribution analysis, a portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets. Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

Value Line DataFile
Value Line DataFile contains current and historic annual and quarterly financial records for about 8,500 active companies and over 5,000 companies that no longer exist in numerous industries, including air transport, industrial services, beverage, machinery, bank, insurance and finance, savings and loan associations, toys, and securities brokers. DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold to the institutional market. Value Line DataFile II, which includes less historical data, is also available. This version complies with Microsoft Access format for small businesses. During fiscal 1997, VLP introduced the Value Line Mutual Fund DataFile. It covers about 13,000 mutual funds with up to 20 years of historical data with almost 200 data fields. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial data and projections of stock-price ranges on companies covered in The Value Line Investment Survey, as well as a Convertible Securities File and custom services.

The Total Return Service
The Total Return Service is a customized data service. It was developed to help publicly traded companies meet the SEC's mandated stock performance disclosure requirements. The service consists of a line graph comparing the total return of a public company's stock over the last five years to a broad market equity index and a published or constructed industry index.

The Value Line Research Center
The Value Line Research Center, an internet-only service, provides on-line access to certain of VLP’s leading publications covering stocks, mutual funds, and options and convertible securities as well as special situation stocks. This service includes full subscriptions to The Value Line Investment Survey, The Value Line Mutual Fund Survey, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap Edition, The Value Line Convertibles Survey, The Value Line Special Situations Service and Value Line ETF Survey.

3.	Licensing Programs

The Company has licensed for fees certain trademarks and proprietary information for a series of products, including unit investment trusts, closed-end funds and exchange traded funds. The sponsors of these products typically act as wholesalers and distribute the products by syndicating them through an extensive network of national and regional brokerage firms. Such a broad marketing network is assembled and re-assembled each time that a product is introduced into the retail marketplace by a licensed product sponsor.

The sponsors of these various products will typically license one or more proprietary ranking systems, which may include Value Line Timeliness™, Safety™, Technical™ and Performance™ ranks, as screens for their portfolios. The sponsors are also given permission to associate Value Line trademarks with the products. Value Line collects a licensing fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio. Since these fees are based on the daily market value of the respective portfolio, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

Total assets within the series of licensing products at April 30, 2006, were:

(in thousands)

Unit Investment Trusts	$4,200,000
Closed-end Funds	$1,100,000
Exchange Traded Fund	$160,000
Other	$800,000
$6,260,000

The closed end funds are listed on the American Stock Exchange and trade under the symbols FVL, FVD and FVI. The exchange traded fund is listed on the American Stock Exchange and trades under the symbol PIV.

B.	Investment Management.

As of April 30, 2006, the Company was the investment adviser for 14 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, acts as principal underwriter and distributor for the Value Line Funds. State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets and provides fund accounting and administrative services to the Value Line Funds. Shareholder services for the Value Line Funds are provided by Boston Financial Data Services.

Total net assets of the Value Line Funds at April 30, 2006, were:

(in thousands)
The Value Line Fund, Inc.	$233,250
Value Line Income and Growth Fund, Inc.	340,626
The Value Line Premier Growth Fund, Inc.	494,566
Value Line Larger Companies Fund, Inc.	327,697
The Value Line Cash Fund, Inc.	166,142
Value Line U.S. Government Securities Fund, Inc.	100,158
Value Line Centurion Fund, Inc.	343,631
The Value Line Tax Exempt Fund, Inc.	112,617
Value Line Convertible Fund, Inc.	36,505
Value Line Aggressive Income Trust	41,328
Value Line New York Tax Exempt Trust	23,414
Value Line Strategic Asset Management Trust	711,438
Value Line Emerging Opportunities Fund, Inc.	695,795
Value Line Asset Allocation Fund, Inc.	143,288
$3,770,455

Advisory fee rates vary among the funds and may be subject to certain limitations. Each mutual fund may use "Value Line" in its name only so long as the Company acts as its investment adviser.

Value Line Asset Management ("VLAM"), a division of the Company, manages pension funds and institutional and individual portfolios. VLAM has investment advisory agreements with its clients, which call for payments to the Company calculated on the basis of the market value of the assets under management. VLAM engages third party solicitors who are paid ongoing fees based on the market value of assets raised by their efforts.

C.	Other Businesses

Value Line Arithmetic Composite and Value Line Geometric Composite
Value Line Publishing publishes the Value Line Arithmetic Composite and the Value Line Geometric Composite, daily indices of the stock market performance of the approximately 1,700 common stocks contained in The Value Line Investment Survey. The calculation of both indices is done by a third party. VLP receives fees in connection with these activities.

D.	Wholly-Owned Operating Subsidiaries.

1.	Vanderbilt Advertising Agency, Inc.:

Vanderbilt Advertising Agency, Inc. ("Vanderbilt") places advertising for the Company's publications, investment advisory services, and mutual funds. Commission income generated by Vanderbilt serves to reduce VLP’s advertising expenses.

2.	Compupower Corporation:

Compupower provides computerized subscription fulfillment services and subscriber relations services for VLP publications.

3.	Value Line Securities, Inc.:

Value Line Securities, Inc. ("VLS") is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS acts as the underwriter and distributor of the Value Line Funds with the exception of the Strategic Asset Management and Centurion Funds, which are available through Guardian Insurance Company. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). VLS receives service and distribution fees, pursuant to SEC rule 12b-1, from certain Value Line Funds, which are used to offset marketing and distribution costs for these funds. During certain periods prior to December 2004, VLS earned brokerage commission income on securities transactions executed by VLS on behalf of the funds that were cleared on a fully disclosed basis through non-affiliated brokers who received a portion of the gross commission. VLS in November 2004 suspended execution of trades through VLS for any of the Value Line Funds.

4.	Value Line Distribution Center, Inc.:

Value Line Distribution Center, Inc. (“VLDC”) primarily handles all of the mailings of the publications to VLP’s subscribers. Additionally, VLDC provides office space for the Compupower Corporation’s subscriber relations and data processing departments, and provides a disaster recovery site for the New York operations.

E.	Investments.

From time to time, the Company invests in certain of the Value Line Funds, fixed income government obligations and other marketable securities.

F.	Employees.

At April 30, 2006, the Company and its subsidiaries employed 228 people.

The Company, its affiliates, officers, directors and employees may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company's publications. Analysts covering stocks may not own stocks they cover. The Company has adopted rules requiring monthly reports of securities transactions by employees for their respective accounts and restricting trading in various types of securities in order to avoid possible conflicts of interest.

G.	Principal Business Segments.

The information with respect to revenues from external customers and profit and loss of the Company's identifiable principal business segments is incorporated herein by reference to Note 9 of the Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company's assets identifiable to each of its principal business segments were as follows:

	April 30,
	2006	2005	2004
	(in thousands)
Investment Periodicals, Related
Publications and Licensing	$14,861	$14,871	$14,592
Investment Management	81,762	44,409	74,786
Corporate Assets(1)	22,591	39,585	177,546
	$119,214	$98,865	$266,924

(1)
Corporate Assets increased to $177,546,000 at April 30, 2004 in preparation for payment in May 2004 of the Company’s ordinary dividend of $.25 per share and a special dividend declared by the Board of Directors during April 2004 of $17.50 per share.

H.	Competition.

The investment management and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. VLP believes that it is one of the nation’s largest independent securities research organizations and that it publishes one of the nation's largest investment periodical services in terms of number of subscriptions, annual revenues and number of equity research analysts.

I.	Executive Officers of the Registrant.

The following table lists the names, ages (at June 30, 2006), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Jean Bernhard Buttner	71	Chairman of the Board, President and Chief Executive Officer of the Company and AB&Co. Chairman of the Board and President of each of the Value Line Funds.

Samuel Eisenstadt	84	Senior Vice President and Research Chairman.

Howard A. Brecher	52	Vice President and Secretary; Assistant Treasurer and Assistant Secretary of each of the Value Line Funds since 2005; Vice President, Secretary, Treasurer and General Counsel of AB&Co.

David T. Henigson	48	Vice President; Chief Compliance Officer; Vice President, Secretary, and Chief Compliance Officer of each of the Value Line Funds; Vice President of AB&Co.

Stephen R. Anastasio	47	Treasurer of the Company and each of the Value Line Funds since September 2005; Chief Financial Officer from 2003 to September 2005; Corporate Controller until 2003.

Mitchell E. Appel	35
Chief Financial Officer since September 2005; Treasurer from June to September 2005; Chief Financial Officer, Circle Trust Company from January 2003 to May 2005; Vice President - Finance, Orbitex Financial Services Group and Treasurer of Orbitex Group of Funds from 2000 to 2002.

WEB SITE ACCESS TO SEC REPORTS

The Company’s Web site address is www.valueline.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Financial Info page of the Company’s Web site as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission. Company filings are also available on the SEC Web site, www.sec.gov as soon as reasonably practicable after electronic filing.

ITEM 1A. RISK FACTORS

In addition to the risks referred to elsewhere in this Annual Report on Form 10-K, the following risks, among others, sometimes may have affected, and in the future could affect, the Company and its subsidiaries’ business, financial condition or results of operations. The risks described below are not the only ones facing the Company and its subsidiaries. Additional risks not discussed or not presently known to the Company or that the Company currently deems insignificant may also impact its business, brand and stock price.

The Company and its subsidiaries are dependent on key personnel.
The Company and its subsidiaries rely on the efforts of its officers and professional staff. Its future success relies upon its ability to retain and recruit qualified professionals and executives. The loss of the services of key personnel could have an adverse effect on the Company because it could jeopardize its performance.

If the Company does not maintain subscription revenue, its operating results could suffer.
A substantial portion of the Company’s revenue is generated from subscriptions including print and electronic. VLP’s trial and full term subscriptions are paid in advance by subscribers. Unearned revenues are accounted for on the balance sheet of the Company. The backlog of orders is primarily generated through renewals and new subscription marketing efforts as the Company deems appropriate. Future results will depend on the renewal of existing subscribers and obtaining new subscriptions for the investment publications. The availability of free or low cost information on the Internet could negatively impact demand for VLP’s publications or impact its pricing. Licensing agreements are based on market interest in the respective proprietary information. If the sales of the Company’s publications or proprietary information decline, its operating results could suffer.

Adverse changes in market and economic conditions could lower demand for the Company’s products and services.
The Company provides its products and services to individual investors, financial advisors, and institutional clients. Adverse conditions in the financial and securities markets may have an impact on the Company’s investment management revenues, subscriptions, and licensing services which could cause material changes in the Company’s operating results.

The Company’s assets under management, which impact revenue, are subject to significant fluctuations based on market conditions and individual fund performance.
Financial market declines and/or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. Major sources of investment management revenue for the Company (i.e., investment adviser and service and distribution fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions generally would reduce fee income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Good performance generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to the Company. Poor performance could, therefore, have a material adverse effect on the Company’s business and results of operations.

The Company derives almost all of its investment management fees from the Value Line Funds.
The Company is dependent upon management contracts and service and distribution contracts under which these fees are paid. If any of these contracts are terminated, not renewed, or amended to reduce fees, the Company’s financial results may be adversely affected.

Value Line, Inc. is in the highly competitive fields of publishing and investment management.
The Company competes with a large number of domestic and foreign investment management firms, broker-dealers and investment publishing firms offering competing services. Many of its competitors have greater resources and assets under management. The absence of significant barriers to entry by new investment management firms in the mutual fund industry increases competitive pressure. Competition is based on various factors, including business reputation, investment performance, quality of service, marketing, distribution services offered, the range of products offered and fees charged. Since the Company is smaller than other companies in some of our product segments, adverse business developments may have an impact on the Company’s operating results.

Government regulations, any changes to government regulations, and regulatory proceedings and litigation may adversely impact business of the Company.
Changes in legal, regulatory, accounting, tax and compliance requirements could have an effect on the Company’s operations and results, including but not limited to increased expenses and restraint in marketing for certain funds and other investment products offered by the Company. Value Line, Inc. is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. Value Line Securities, Inc. is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. These laws and regulations generally grant broad administrative powers to regulatory agencies and bodies such as the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. If these agencies and bodies believe that the Company and its subsidiaries have failed to comply with these laws and regulations, these agencies and bodies have the power to impose sanctions. The Company, like other companies, can also face lawsuits by private parties and the Company along with its directors and officers have been sued from time to time. Regulatory proceedings and lawsuits are subject to uncertainties, and the outcomes are difficult to predict. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could adversely affect the business and operations of the Company. An adverse resolution of any regulatory proceeding or lawsuit against the Company or its subsidiaries could result in substantial costs or reputational harm to the Company and its subsidiaries, and have a material adverse effect on the business and operations of the Company.

Terrorist attacks could adversely affect the Company.
A terrorist attack, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on the New York City area, the local economy, the United States economy, the global economy, and U.S. and/or global financial markets and could have a material adverse effect on the Company’s business.

Item 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

Item 2. PROPERTIES.

On June 4, 1993, the Company entered into a lease agreement for approximately 77,000 square feet that provided for the relocation of its office space to 220 East 42nd Street, New York, New York. On September 14, 2000, the Company amended its New York lease for office space and returned to the landlord 6,049 sq. ft. of excess capacity. On January 10, 2006, the Company amended its NY lease for office space and returned to the landlord 10,667 sq. ft. of additional excess capacity. The Company now leases approximately 60,000 square feet of office space at 220 East 42nd Street in New York. The lease expires in May, 2008, subject to an option for the Company to extend the term for five years at a market rental rate. During January 1996, a subsidiary of the Company purchased for cash a warehouse facility with approximately 85,000 square feet for $4,100,000. That facility consolidated into a single location the distribution operations for the various Company publications and the fulfillment operations of Compupower Corporation. The remaining building capacity provides warehouse space, a disaster recovery site and is available for future business expansion. The Company believes the capacity of these facilities is sufficient to meet the Company's current and expected future requirements.

Item 3. LEGAL PROCEEDINGS.

On September 17, 2003 the Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The action was settled in November 2004 without a material adverse effect on the Company. A related entity of the defendant in the New York action brought suit against the Company and certain Directors in Federal Court in Texas in March, 2004 based on the same transaction. On the Company’s motion, that action has been transferred from Texas to New York. On March 2, 2006 the Federal Judge in New York granted the Company’s motion dismissing three causes of action. The court allowed one cause of action to continue at this time.

By letter dated June 15, 2005, the staff of the Securities & Exchange Commission informed the Company that it was conducting a preliminary inquiry. Thereafter, the staff has requested documents and information related to, among other things, trades for the Company’s and affiliates’ proprietary accounts, execution of trades through VLS for the Value Line Funds and the fees collected by VLS from the Value Line Funds pursuant to a Service and Distribution Plan. The Company and its subsidiaries are cooperating with the inquiry.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended April 30, 2006.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on the over-the-counter market and is quoted in the NASDAQ Global Market™. The approximate number of record holders of the Registrant's Common Stock at April 30, 2006 was 57. Over-the-counter price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of the bid and asked quotations and the dividends paid on these shares during the past two fiscal years were as follows:

					Dividend
	High		Low		Declared
Quarter Ended	Bid	Asked	Bid	Asked	Per Share

July 31, 2004(1)	$64.260	$69.500	$29.500	$31.320	$.25
October 31, 2004	$38.110	$39.480	$32.960	$35.530	$.25
January 31, 2005	$41.760	$41.760	$35.950	$35.950	$.25
April 30, 2005	$41.500	$42.500	$38.500	$38.750	$.25

July 31, 2005	$39.500	$40.020	$30.570	$34.000	$.25
October 31, 2005	$39.500	$40.000	$36.010	$37.060	$.25
January 31, 2006	$41.480	$43.040	$33.510	$34.000	$.25
April 30, 2006	$41.180	$41.960	$33.110	$33.360	$.25

(1)
The high stock price in quarter ended July 31, 2004 reflects the stock price prior to payment of the special dividend declared by the Board of Directors during April 2004 of $17.50 per share, representing a total of $174,678,000.

Item 5(c). PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2006 through February 28, 2006	-----	-----	-----	-----
March 1, 2006 through March 31, 2006	-----	-----	-----	-----
April 1, 2006 through April 30, 2006	-----	-----	-----	-----
Total	-----	-----	-----	-----

There were no purchases of the Company’s equity securities by the Company or any affiliated purchaser during the fiscal quarter ended April 30, 2006. All purchases in prior periods were made by Arnold Bernhard & Co., Inc., an affiliate of the issuer, in open-market transactions pursuant to public announcements and disclosure.

Item 6. SELECTED FINANCIAL DATA.

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended April 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)

Revenues:

Investment periodicals and related publications	$47,703	$50,172	$51,360	$52,055	$52,732

Licensing Fees[1]	$5,016	$2,541	$1,137	$414	$382

Investment management fees and services	$32,467	$31,765	$32,773	$29,600	$34,329
Total revenues	$85,186	$84,478	$85,270	$82,069	$87,443

Income from operations	$35,180	$27,084	$24,739	$24,095	$29,186
Net income	$23,439	$21,318	$20,350	$19,987	$20,323

Earnings per share, basic and fully diluted	$2.35	$2.14	$2.04	$2.00	$2.04

Total assets[2]	$119,214	$98,865	$266,924	$246,814	$268,735

Cash dividends declared per share	$1.00	$1.00	$18.50	$1.00	$1.00

1
Licensing fees are generated by third parties that pay the Company a fee for use of the Company’s proprietary information and trademarks that are within the periodicals and related publications business segment.

2	The change in assets from 2004 to 2005 reflects the special dividend declared by the Board of Directors in April 2004 of $174,678,000.

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal 2006

Results of Operations

Net income for the twelve months ended April 30, 2006 of $23,439,000 or $2.35 per share was $2,121,000 or 10% above net income of $21,318,000 or $2.14 per share in fiscal year 2005. Net income of $5,712,000 for the fourth quarter ended April 30, 2006 was 16% higher than net income of $4,922,000 for the last quarter of fiscal year 2005. Operating income of $35,180,000 for the twelve months ended April 30, 2006 was $8,096,000 above operating income of $27,084,000 last fiscal year, a 30% increase. Operating income of $9,510,000 for the three months ended April 30, 2006 was 11% higher than operating income of $8,534,000 for the comparable period of the last fiscal year. The Company’s income from securities transactions of $3,869,000 was 53% below last year’s for the twelve months ended April 30, 2006. Income from securities transactions of $298,000 for the last quarter of fiscal 2006 was 22% above income from securities transactions of $245,000 for the three months ended April 30, 2005. Shareholders’ equity of $61,935,000 at April 30, 2006 was 40% higher than shareholders’ equity of $44,143,000 at April 30, 2005.

Subscription revenues of $47,703,000 for the twelve months ended April 30, 2006 were 5% below subscription revenues of $50,172,000 for the prior fiscal year. Electronic publications revenues of $10,947,000 were up $17,000 compared to $10,930,000 for the prior fiscal year. Within electronic publications revenues are revenues generated by institutional subscribers and retail subscribers. Institutional revenues increased $761,000 or 27%, while revenues from retail subscribers were down $744,000 or 9%. Print subscription revenues of $36,756,000 were down $2,486,000 or 6% compared to $39,242,000 for the last fiscal year. At fiscal year end 2006, unearned revenue was $37,500,000 compared to $40,022,000 in the previous year. The decrease is a result of lower orders received in fiscal year 2006 due to less frequent direct marketing and advertising campaigns than the previous year. Licensing fees for the twelve months ended April 30, 2006 of $5,016,000 were up $2,475,000 or 97% compared to $2,541,000 for the fiscal 2005.

Investment management fees and service revenues of $32,467,000 for the twelve months ended April 30, 2006 were up $702,000, or 2% above the prior fiscal year’s revenues of $31,765,000. Investment management fees and service revenues of $8,307,000 for the fourth quarter ended April 30, 2006 were 8% above the prior fiscal year’s revenues of $7,677,000. Beginning November 2004, VLS suspended its business of executing trades for any of the Value Line Funds, from which it had earned net commission revenues. The decline in brokerage revenues was mostly offset by higher investment advisory fees that resulted primarily from a 21% increase in the net assets of the Value Line Funds, which included fee waivers for certain of the Value Line Funds at April 30, 2006. Total mutual funds net assets as of April 30, 2006 were approximately $3.8 billion.

Operating expenses for the twelve months ended April 30, 2006 of $50,006,000 were 13% below expenses of $57,394,000 for the previous fiscal year. Total advertising and promotional expenses of $13,671,000 for the twelve months ended April 30, 2006 were 33% below the prior year’s expenses of $20,455,000. The decrease in advertising expenses resulted primarily from the reduction in the frequency of marketing campaigns in fiscal 2006 for the Company’s investment periodicals and media advertising for brand recognition. Salaries and employee benefit expenses of $19,025,000 for the twelve months ended April 30, 2006 were down 2% compared to expenses of $19,445,000 for the prior fiscal year. Production and distribution expenses for the twelve months ended April 30, 2006 of $7,073,000 were 18% below expenses of $8,589,000 for fiscal 2005. The decline in expenses for the twelve months of fiscal 2006 was primarily due to lower paper, printing and distribution costs that resulted in part from a decrease in circulation of the print products. Office and administrative expenses for the first twelve months of fiscal 2006 of $10,237,000 were 15% higher than the prior fiscal year’s expenses of $8,905,000. The increase in administrative expenses was primarily due to an increase in professional fees and the additional costs associated with outsourcing certain of the mutual fund administration functions.

For the twelve months ended April 30, 2006, the Company’s income from securities transactions of $3,869,000 was 53% below securities transactions income of $8,278,000 last fiscal year. Income from securities transactions for the twelve months ended April 30, 2006 included dividend and interest income of $1,844,000. Realized capital gains, net of unrealized capital losses, during the twelve months of fiscal 2006 were $2,212,000, of which $2,355,000 represented distributions from the Value Line Mutual Funds and $75,000 from an installment sale of an investment in a privately held company. The income from securities transactions for the twelve months of fiscal 2006 compares to dividend and interest income of $602,000 and capital gains of $7,676,000 from sales of securities included in the Company’s trading and available for sale portfolios included in the twelve months ended April 30, 2005. The prior fiscal year included capital gains that resulted from partial sales of the Company’s equity securities in preparation for payment of a special dividend of $17.50 per common share during the first quarter of fiscal 2005 and redeployment of the remaining proceeds in fixed income government obligations. Capital gains for the twelve months of fiscal 2005 also included $433,000 from the initial proceeds from the installment sale of an investment in a privately held company.

Liquidity and Capital Resources

The Company had working capital as of April 30, 2006 of $63,823,000. Cash and short-term securities as of April 30, 2006 totaled $81,246,000.

The Company’s cash flow from operations of $18,919,000 for the twelve months ended April 30, 2006 was 48% lower than fiscal 2005’s cash flow of $36,590,000. The decrease in cash flow from operations was primarily due to the liquidation of the Company’s trading securities portfolio in fiscal year 2005. Net cash inflows of $422,000 from investing activities during the twelve months of fiscal 2006 compared to net cash outflows of $24,071,000 last year, which primarily resulted from purchases of fixed income securities in fiscal 2005. Cash outflows from financing activities of $9,981,000 during fiscal year 2006 represent the payment of the Company’s quarterly dividend of $0.25 per share for each quarter. Cash outflows from financing activities for fiscal year 2005 of $184,656,000 reflect the Company’s quarterly dividends of $.25 per share for each quarter as well as a special $17.50 dividend paid to all shareholders on May 19, 2004.

From time to time, AB&Co., the Company’s controlling shareholder, has purchased additional shares of Value Line, Inc. in the market when and as AB&Co. has determined it to be appropriate. As stated several times in the past, the public is reminded that AB&Co. may make additional purchases from time to time in the future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2007.

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

Subscription revenues of $52,713,000 for the twelve months ended April 30, 2005 were level with subscription revenues for the same period of the prior fiscal year. Revenues from all electronic publications were up 9% over the previous year while licensing fees were up 123% for the twelve months ended April 30, 2005. Revenues from all print products were down 5% compared to the last fiscal year’s level. Investment management fees and service revenues of $31,765,000 for the twelve months ended April 30, 2005 were 3% below the prior fiscal year’s revenues of $32,773,000, primarily because beginning November 2004, VLS suspended its business of effecting trades for any of the Value Line Funds, from which it had earned net commission revenues.

Operating expenses for the twelve months ended April 30, 2005 of $57,394,000 were 5% below the last fiscal year’s expenses of $60,531,000. Total advertising and promotional expenses of $20,455,000 were 6% below the prior year’s expenses of $21,821,000. The decrease in advertising expenses resulted primarily from the postponement of direct mail expenses until fiscal 2006. Salaries and employee benefit expenses of $19,445,000 were 6% below expenses of $20,764,000 recorded in the prior fiscal year as a result of staff reductions in the mutual fund product and asset management divisions. Production and distribution costs for the twelve months ended April 30, 2005 of $8,589,000 were 8% below expenses of $9,300,000 at April 30, 2004. The decline in expenses was primarily due to lower paper, printing and distribution costs that resulted in part from a decrease in circulation of the print and electronic versions of our products. Office and administrative expenses of $8,905,000 were 3% higher than the prior fiscal year’s expenses of $8,646,000. The increase in administrative expenses was primarily due to an increase in professional fees including expenses to settle an action in the New York Supreme Court with a small mutual fund company relating to a proposed transaction and higher rent expenses resulting from scheduled lease escalations. The increases in administrative expenses were offset by lower depreciation of fixed assets and lower software licensing and hardware maintenance fees.

The Company’s income from securities transactions, net, of $8,278,000 for the twelve months ended April 30, 2005 was slightly above securities transactions income of $8,266,000 for the same period of the last fiscal year. Income from securities transactions, net, for the twelve months ended April 30, 2005 included dividend and interest income of $602,000 and capital gains of $7,676,000 from sales of equity securities from the Company’s short-term trading and available for sale portfolios, which compares to dividend and interest income of $4,259,000 and capital gains of $4,017,000 from sales of securities from the Company’s short-term trading and available for sale portfolios for the same period of the last fiscal year. The lower dividend and interest income during fiscal 2005 was a result of sales of the Company’s fixed income securities during the latter part of fiscal 2004 in preparation for payment on May 19, 2004 of a special dividend of $17.50 per share paid to all shareholders. Income from securities transactions, net, for the twelve months ended April 30, 2005 also included $433,000 from the initial proceeds from the installment sale of an investment in a privately held company.

Liquidity and Capital Resources

The Company had working capital as of April 30, 2005 of $45,401,000. Cash and short-term securities as of April 30, 2005 totaled $82,245,000.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

 This report contains statements (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	demand for and market acceptance of new and existing products;
•	renewals of subscriptions for the Company’s products;
•	fluctuations in the Company’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
•	competitive product and pricing pressures;
•	the impact of government regulation on the Company’s business and the uncertainties of litigation and regulatory initiatives and inquiries; and
•	other risks and uncertainties, including but not limited to the risks described in Item 1A, "Risk Factors", and other risks and uncertainties from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

Contractual Obligations

Below is a summary of certain contractual obligations (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years
Operating Lease Obligations	$2,999	$1,690	$1,309	—	—
Purchase Obligations	—	—	—	—	—
Other Long-term Obligations reflected on Balance Sheet	$37,726	$28,224	$9,502	—	—
TOTAL	$40,725	$29,914	$10,811	—	—

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

The Company’s Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. The Company’s significant market risks are primarily associated with interest rates and equity prices. The following sections address the significant market risks associated with the Company’s business activities.

Interest Rate Risk

The Company’s management prefers to invest in highly liquid debt securities with extremely low credit risk. Value Line’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing in 1 to 5 years.

The fair values of the Company’s fixed maturity investments will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by prepayment options, relative values of alternative investments, and other general market conditions.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates

	(bp = basis points)

		6 mo.	6 mo.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of April 30, 2006
Investments in securities with fixed maturities	$41,585	$41,549	$41,801	$41,514	$41,821

As of April 30, 2005
Investments in securities with fixed maturities	$39,065	$38,927	$39,253	$38,911	$39,326

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

Value Line invests a significant level of its assets in equity securities, primarily the Value Line family of equity mutual funds. Each mutual fund invests in a variety of equity positions of various companies thereby diversifying Value Line’s risk. Value Line has also utilized derivative financial instruments in the past to minimize market price risk, although no such derivative financial instruments were utilized during fiscal 2006 and 2005.

The table below summarizes Value Line’s equity price risks as of April 30, 2006 and 2005 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

			Estimated
			Fair Value after	Hypothetical Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities	Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2006	$46,644	30% increase	$60,637	14.69%
		30% decrease	$32,651	(14.69)%

As of April 30, 2005	$37,209	30% increase	$48,372	16.44%
		30% decrease	$26,046	(16.44)%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

Page Numbers

Report of independent accountants	32
Consolidated balance sheets--April 30, 2006 and 2005	33
Consolidated statements of income and retained earnings -- years ended April 30, 2006, 2005 and 2004	34
Consolidated statements of cash flows -- years ended April 30, 2006, 2005 and 2004	35
Consolidated statement of changes in shareholders’ equity -- years ended April 30, 2006, 2005 and 2004	36
Notes to the consolidated financial statements	37 - 45
Supplementary schedules	46 - 47

Quarterly Results (Unaudited):
(in thousands, except per share amounts)

		Income		Earnings
	Total	From	Net	Per
	Revenues	Operations	Income	Share

2006, by Quarter -
First	$20,874	$9,163	$5,648	$0.57
Second	21,002	8,470	5,385	0.54
Third	21,582	8,037	6,694	0.67
Fourth	21,728	9,510	5,712	0.57
Total	$85,186	$35,180	$23,439	$2.35

2005, by Quarter -
First	$21,380	$6,245	$5,941	$0.60
Second	20,922	5,868	5,798	0.58
Third	21,058	6,437	4,657	0.46
Fourth	21,118	8,534	4,922	0.50
Total	$84,478	$27,084	$21,318	$2.14

2004, by Quarter -
First	$21,057	$5,572	$4,998	$0.50
Second	20,670	5,827	5,525	0.55
Third	21,498	6,040	4,904	0.49
Fourth	22,045	7,300	4,923	0.50
Total	$85,270	$24,739	$20,350	$2.04

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2006, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Chief Financial Officer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives would be met.

Based upon the controls evaluation performed, the Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2006, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 9B. OTHER INFORMATION.

There were no matters required to be disclosed by the Company in a report on Form 8-K during the Company's fourth fiscal quarter of the year ended April 30, 2006.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Names of Directors, Age as of	Director
June 30, 2006 and Principal Occupation	Since

Jean Bernhard Buttner* (71). Chairman of the Board, President, and Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc. Chairman of the Board and President of each of the Value Line Funds.	1982

Samuel Eisenstadt (84). Senior Vice President and Research Chairman of the Company.	1982

Herbert Pardes, MD (72). President and CEO of New York- Presbyterian Hospital.	2000

Edward J. Shanahan (62). President and Headmaster, Choate Rosemary Hall (boarding school); Director and Chairman, Foundation for Greater Opportunity (independent educational foundation).	2004

Dr. Edgar A. Buttner (43). Postdoctoral Fellow, Research Associate, Harvard University since 2003; Research Associate and Instructor, McLean Hospital, 2002-2003; Postdoctoral Fellow, Massachusetts Institute of Technology, 1997- 2001; Director of Arnold Bernhard & Co., Inc. Dr. Buttner is the son of Jean Bernhard Buttner.	2003

Marion N. Ruth (71). President, Ruth Realty.	2005

Howard A. Brecher* (52). Vice President and Secretary of the Company; Assistant Treasurer and Assistant Secretary of each of the Value Line Funds since 2005; Director, Vice President, Secretary, Treasurer and General Counsel of Arnold Bernhard & Co., Inc.	1992

David T. Henigson* (48). Vice President and Chief Compliance Officer of the Company; Vice President, Secretary and Chief Compliance Officer of each of the Value Line Funds; Vice President and Director of Arnold Bernhard & Co., Inc.	1992

*	Member of the Executive Committee

Except as noted, the directors have held their respective positions for at least five years.

(b)	The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

Audit Committee

The Company has a standing Audit Committee performing the functions described in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the members of which are: Dr. Herbert Pardes, Edward J. Shanahan and Marion N. Ruth.

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

Code of Ethics

The Company has adopted a Code of Business Conduct and Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, and all other employees.

Procedures for Shareholders to Nominate Directors

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors implemented after the disclosure of those procedures contained in the proxy statement for the Company's 2005 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements during fiscal 2006.

Item 11. EXECUTIVE COMPENSATION.

Information required by this item will be filed as an amendment to this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of June 30, 2006 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address	Number of Shares	Percentage of Shares
of Beneficial Owner	Beneficially Owned	Beneficially Owned[1]

Arnold Bernhard	8,631,032	86.47%
& Co., Inc.[1]
220 East 42nd Street
New York, NY 10017

The following table sets forth information as of June 30, 2006, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all officers and directors as a group.

Name and Address	Number of Shares		Percentage of Shares
of Beneficial Owner	Beneficially Owned		Beneficially Owned[1]
Jean Bernhard Buttner	100	[1,2]	*
Howard A. Brecher	200		*
Samuel Eisenstadt	100		*
David T. Henigson	150		*
Dr. Herbert Pardes	100		*
Edward J. Shanahan	100		*
Stephen R. Anastasio	100		*
Edgar A. Buttner	100		*
Mitchell E. Appel	100		*
Marion N. Ruth	200		*
All directors and executive officers as a group (10 persons)	1,250	[1,2]	*

*	Less than one percent
[1]
Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

[2]	Excludes 8,631,032 shares (86.47% of the outstanding shares) owned by Arnold Bernhard & Co., Inc.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Arnold Bernhard & Co., Inc. (“AB&Co.”) utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co., Inc. allocate costs for office space, equipment and supplies and support staff pursuant to a servicing and reimbursement. During the years ended April 30, 2006, 2005, and 2004, the Company was reimbursed $918,000, $689,000 and $489,000, respectively, for payments it made on behalf of and services it provided to AB&Co. At April 30, 2006 and 2005, Receivable from affiliates included a Receivable from AB&Co. of $154,000 and $107,000, respectively. For the years ended April 30, 2006, 2005, and 2004, the Company made payments to AB&Co. for federal income tax amounting to $11,895,000, $12,115,000 and $10,650,000, respectively. At April 30, 2006 accrued taxes payable included a federal tax liability owed to AB&Co. in the amount of $449,000. At April 30, 2005 accrued taxes payable included a federal tax liability owed to the Company from AB&Co. in the amount of $145,000. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to AB&Co., Inc. an amount equal to the Company's liability as if it filed separate tax returns.

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. VLS receives service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from the mutual funds for which Value Line, Inc. is the adviser. For certain periods prior to December 2004, VLS earned brokerage commission income on securities transactions executed by VLS on behalf of the funds that were cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission. VLS in November 2004 suspended execution of trades through VLS for any of the Value Line Funds. For the years ended April 30, 2006, 2005, and 2004, investment management fees, service and distribution fees and brokerage commission income amounted to $31,278,000, $30,206,000 and $30,851,000, respectively, after fee waivers. These amounts include service and distribution fees of $9,915,000, $9,609,000 and $9,638,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $2,751,000 and $2,406,000 at April 30, 2006 and 2005, respectively.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

For the fiscal years ended April 30, 2006 and 2005, fees for services provided by Horowitz & Ullmann, P.C. were as follows:

	2006	2005
Audit fees	$134,695	$129,450
Audit-related fees	$24,190	$51,790
Tax fees	$76,960	$89,430
All other fees	$0	$0

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company's Board of Directors approves all services provided by Horowitz & Ullmann, P.C. prior to the provision of those services and has not adopted any pre-approval policies and procedures.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements
See Part II Item 8.

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

10.13	Lease for the Company's premises at 220 East 42nd Street, New York, N.Y. incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1994.
10.14	Lease amendments dated September 14, 2000 and January 19, 2006, for the Company’s premises located at 220 East 42nd Street, New York, NY.
14	Code of Business Conduct and Code of Ethics incorporated by reference to Exhibit 14 to the Form 8-K filed on December 1, 2004.
21	Subsidiaries of the Registrant.
31	Rules 13a-14(a) and 15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE LINE, INC.
(Registrant)

By:  /s/ Jean Bernhard Buttner

Jean Bernhard Buttner
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Jean Bernhard Buttner

Jean Bernhard Buttner
Chairman & Chief Executive Officer

By:  /s/ Mitchell E. Appel

Mitchell E. Appel
Chief Financial Officer

Dated: July 28, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2006, to be signed on its behalf by the undersigned as Directors of the Registrant.

/s/ Jean Bernhard Buttner	/s/ Howard A. Brecher
Jean Bernhard Buttner	Howard A. Brecher

/s/ Edgar A. Buttner	/s/ Samuel Eisenstadt
Edgar A. Buttner	Samuel Eisenstadt

/s/ Edward J. Shanahan	/s/ David T. Henigson
Edward J. Shanahan	David T. Henigson

/s/ Dr. Herbert Pardes	/s/ Marion N. Ruth
Dr. Herbert Pardes	Marion N. Ruth

Dated: July 28, 2006

H O R O W I T Z  &  U L L M A N N,  P. C.
C e r t i f i e d  P u b l i c  A c c o u n t a n t s

A member of the AICPA for Public Company Audit Firms	275 Madison Avenue
New York State Society of CPAs	New York, NY 10016
PCAOB registered	Telephone: (212) 532-3736
Facsimile: (212) 545-8997
E-mail: cpas@horowitz-ullmann.com

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries as of April 30, 2006 and 2005 and the related consolidated statements of income and retained earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Line, Inc. and Subsidiaries at April 30, 2006 and 2005, and the results of their operations, changes in stockholders’ equity, and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits of the consolidated financial statements referred to above also included an audit of the Financial Statement Schedules listed in Item 15 (a) of Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements.

New York, NY
July 24, 2006

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents (including short term
investments of $14,885 and $5,654, respectively)	$15,331	$5,971
Trading securities	22,314	---
Securities available for sale	65,915	76,274
Accounts receivable, net of allowance for doubtful
accounts of $72 and $52, respectively	3,037	3,096
Receivable from affiliates	2,917	2,557
Prepaid expenses and other current assets	1,617	1,468
Deferred income taxes	88	32
Total current assets	111,219	89,398

Long term assets:
Property and equipment, net	5,406	5,984
Capitalized software and other intangible assets, net	2,589	3,483
Total long term assets	7,995	9,467
Total assets	$119,214	$98,865

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$6,186	$4,331
Accrued salaries	1,495	1,247
Dividends payable	2,495	2,495
Accrued taxes payable	560	---
Unearned revenue	28,224	29,748
Deferred income taxes	8,436	6,176
Total current liabilities	47,396	43,997

Long term liabilities:
Unearned revenue	9,502	10,344
Deferred charges	381	381
Total long term liabilities	9,883	10,725

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	44,256	30,798
Treasury stock, at cost (18,400 shares on 4/30/06
and 4/30/05)	(354)	(354)
Accumulated other comprehensive income, net of tax	16,042	11,708
Total shareholders' equity	61,935	44,143
Total liabilities and shareholders' equity	$119,214	$98,865

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except per share amounts)

	Years ended April 30,
	2006	2005	2004

Revenues:
Investment periodicals and
related publications	$47,703	$50,172	$51,360
Licensing fees	5,016	2,541	1,137
Investment management fees & svcs	32,467	31,765	32,773
Total revenues	85,186	84,478	85,270

Expenses:
Advertising and promotion	13,671	20,455	21,821
Salaries and employee benefits	19,025	19,445	20,764
Production and distribution	7,073	8,589	9,300
Office and administration	10,237	8,905	8,646
Total expenses	50,006	57,394	60,531

Income from operations	35,180	27,084	24,739
Income from securities transactions, net	3,869	8,278	8,266

Income before income taxes	39,049	35,362	33,005
Provision for income taxes	15,610	14,044	12,655
Net income	$23,439	$21,318	$20,350

Earnings per share, basic & fully diluted	$2.35	$2.14	$2.04

Weighted average number of common shares	9,981,600	9,981,600	9,981,600

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)

	Years ended April 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$23,439	$21,318	$20,350

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,275	2,506	2,726
Gains on sales of trading securities and
securities available for sale	(2,430)	(8,802)	(3,075)
Unrealized losses/(gains) on trading securities	217	1,128	(942)
Loss on disposal of fixed assets	139	—	—
Deferred income taxes	(204)	(371)	146

Changes in assets and liabilities:
Proceeds from sales of trading securities	—	43,385	41,549
Purchases of trading securities	(4,364)	(22,024)	(55,406)
(Decrease)/increase in unearned revenue	(2,366)	(779)	2,292
(Decrease)/increase in deferred charges	(84)	15	(344)
Increase in accounts payable and accrued expenses	1,939	796	1,043
Increase/(decrease) in accrued salaries	248	(329)	186
Increase/(decrease) in accrued taxes payable	560	(294)	(144)
(Increase)/decrease in prepaid expenses and other
current assets	(149)	595	(667)
Decrease/(increase) in accounts receivable	59	(917)	667
(Increase)/decrease in receivable from affiliates	(360)	363	(610)
Total adjustments	(4,520)	15,272	(12,579)

Net cash provided by operating activities	18,919	36,590	7,771

Cash flows from investing activities:
Proceeds from sales of equity securities	2,430	12,671	5,788
Purchase of equity securities	(2,467)	(1,039)	(1,425)
Proceeds from sales of fixed income securities	9,650	9,019	229,127
Purchases of fixed income securities	(8,249)	(43,092)	(61,210)
Acquisition of property and equipment	(218)	(194)	(271)
Expenditures for capitalized software	(724)	(1,436)	(1,907)
Net cash provided by/(used in) investing activities	422	(24,071)	170,102

Cash flows from financing activities:
Dividends paid	(9,981)	(184,656)	(9,982)

Net cash used in financing activities	(9,981)	(184,656)	(9,982)

Net increase/(decrease) in cash and cash equivalents	9,360	(172,137)	167,891
Cash and cash equivalents at beginning of year	5,971	178,108	10,217
Cash and cash equivalents at end of year	$15,331	$5,971	$178,108

See independent auditor's report and accompanying notes to the consolidated financial statements.

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THREE YEARS ENDED APRIL 30, 2006, 2005 & 2004
(in thousands, except share amounts)

	Common stock						Accumulated
	Number	Par	Additional				Other
	of	Value	paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2003	9,981,600	$1,000	$991	$(354)		$183,768	$9,973	$195,378

Comprehensive income
Net income					$20,350	20,350		20,350
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities					4,229		4,229	4,229
Comprehensive income					$24,579

Dividends declared						(184,659)		(184,659)
Balance at April 30, 2004	9,981,600	$1,000	$991	$(354)		$19,459	$14,202	$35,298

Comprehensive income
Net income					$21,318	21,318		21,318
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities,
net of taxes					(2,494)		(2,494)	(2,494)
Comprehensive income					$18,824

Dividends declared						(9,979)		(9,979)
Balance at April 30, 2005	9,981,600	$1,000	$991	$(354)		$30,798	$11,708	$44,143

Comprehensive income
Net income					$23,439	23,439		23,439
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities,
net of taxes					4,334		4,334	4,334
Comprehensive income					$27,773

Dividends declared						(9,981)		(9,981)

Balance at April 30, 2006	9,981,600	$1,000	$991	$(354)		$44,256	$16,042	$61,935

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

Value Line, Inc. (the "Company") is incorporated in New York State. Through its subsidiary, Value Line Publishing, Inc. ("VLP") it publishes investment periodicals and related publications. Value Line, Inc. performs investment management services. Arnold Bernhard & Co., Inc. (the "Parent") owns approximately 86% of the issued and outstanding common stock of the Company.

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
Investment management fees (except 12b-1 fees) and brokerage commission income are recorded as the related services are performed (see note 3). Service and distribution fees under Rule 12b-1 are earned every month based on the average net assets of the respective mutual fund.

Valuation of Securities:
The Company's securities classified as available for sale consist of shares of the Value Line Mutual Funds ("Value Line Funds") and government debt securities accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The securities are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities available for sale are recorded in earnings on trade date and are determined on the identified cost method.

The Company classifies its securities available for sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has assets available for sale to fully satisfy its current liabilities should the need arise. Trading securities held by the Company and subsidiaries are valued at market with unrealized gains and losses included in earnings.

Market valuation of securities listed on a securities exchange and over-the-counter securities traded on the NASDAQ Global Market is based on the closing sales prices on the last business day of each month. In the absence of closing sales prices for such securities, and for other securities traded in the over-the-counter market, the security is valued at the midpoint between the latest available and representative asked and bid prices.

Valuation of open-ended mutual fund shares is based upon the daily net asset values of the shares as calculated by such funds.

The market value of the Company's fixed maturity government debt obligations are determined utilizing quoted prices at the end of each day provided by an outside pricing service.

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

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2006 and 2005, cash equivalents included $14,746,000 and $5,546,000, respectively, invested in the Value Line money market funds.

Value Line, Inc.
Notes to Consolidated Financial Statements

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2-Supplementary Cash Flow Information:

Cash payments for income taxes were $15,156,000, $14,666,000, and $12,755,000 in fiscal 2006, 2005, and 2004, respectively. Interest payments of $11,000, $7,000, and $18,000 were made in fiscal 2006, 2005, and 2004, respectively.

Note 3-Related Party Transactions:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Funds. The Company earns investment management fees based upon the average daily net asset values of the respective Value Line Funds. The fourteen Value Line Funds have adopted service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. During certain periods prior to December 2004, Value Line Securities, Inc., ("VLS") earned brokerage commission income on securities transactions executed by VLS on behalf of the funds that cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission. VLS in November 2004 suspended executing trades through VLS for any of the Value Line Funds.

For the twelve months ended April 30, 2006 investment management fees and 12b-1 service and distribution fees amounted to $31,378,000, which included fee waivers for certain of the Value Line Funds. For the years ended April 30, 2005, and 2004, investment management fees, 12b-1 service and distribution fees and brokerage commission income amounted to $30,206,000, and $30,851,000, respectively. These amounts include service and distribution fees of $9,915,000, $9,609,000, and $9,638,000, respectively. There was no brokerage commission income in fiscal year 2006. In fiscal years 2005 and 2004 these amounts included brokerage commission income of $1,378,000 and $2,736,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $2,751,000, and $2,406,000 at April 30, 2006 and 2005, respectively.

For the years ended April 30, 2006, 2005, and 2004, the Company was reimbursed $918,000, $689,000 and $489,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2006 and 2005, Receivable from affiliates included a Receivable from the Parent of $154,000 and $107,000, respectively. For the years ended April 30, 2006, 2005, and 2004, the Company made payments to the Parent for federal income tax amounting to $11,895,000, $12,115,000 and $10,650,000, respectively. At April 30, 2006 accrued taxes payable included a federal tax liability owed to the Parent in the amount of $449,000. At April 30, 2005 accrued taxes payable included a federal tax liability owed to the Company from the Parent in the amount of $145,000. These data are in accordance with the tax sharing arrangement described in Note 6.

Note 4-Investments:

Trading Securities:

Trading securities held by the Company at April 30, 2006 had an aggregate cost of $22,402,000 and a market value of $22,314,000. There were no trading securities held at April 30, 2005. There were no realized trading gains or losses during fiscal year 2006. The proceeds from sales of trading securities during fiscal years ended April 30, 2005 and 2004, were $43,385,000 and $41,549,000, respectively, and the related net realized trading gains amounted to $2,502,000 and $2,084,000, respectively. The net changes in trading securities for the period ended April 30, 2006 was $22,402,000. The net changes in unrealized gains or losses for the periods ended April 30, 2006, 2005, and 2004, of $88,000 loss, $1,128,000 loss, and $942,000 gain, respectively, were included in the Consolidated Statement of Income.

Value Line, Inc.
Notes to Consolidated Financial Statements

Securities Available for Sale:
Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $21,635,000 and the market value was $46,644,000 at April 30, 2006. The aggregate cost of the equity securities classified as available for sale was $19,169,000 and the market value was $37,209,000 at April 30, 2005. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet are $25,009,000 and $18,157,000, net of deferred taxes of $8,803,000 and $6,355,000, as of April 30, 2006 and 2005, respectively. There were no losses on equity securities included in Accumulated Other Comprehensive Income for fiscal year 2006. Losses on equity securities included in Accumulated Other Comprehensive Income for the fiscal years ended April 30, 2005 was $117,000, net of deferred tax benefit of $42,000. The increase in gross unrealized gains on these securities of $6,969,000 and the decrease of $3,810,000, net of deferred taxes of $2,453,000 and $1,344,000, were included in Shareholders' Equity at April 30, 2006 and 2005, respectively. Realized capital gains from the sales of securities classified as available for sale were $2,430,000, $6,177,000 and $1,441,000 of which $2,355,000, $5,738,000 and $1,413,000 of capital gains were reclassified out of Accumulated Other Comprehensive Income into earnings during fiscal years ended April 30, 2006, 2005, and 2004, respectively. The proceeds from sales of securities including capital gain distributions reinvested in the Value Line Funds during the fiscal years ended April 30, 2006, 2005, and 2004 were $2,430,000, $12,671,000 and $9,751,000, respectively. Proceeds and capital gains included $75,000 and $433,000 from the installment sale of an investment in a privately held company, during fiscal 2006 and 2005, respectively.

Government Debt Securities:

The Company's investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at April 30, 2006 for U.S. government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$10,778	$10,641	($137)
Due in 2-5 years	8,745	8,630	(115)
Total investment in debt securities	$19,523	$19,271	($252)

The aggregate cost and fair value at April 30, 2005 for U.S. government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$34,506	$34,481	($25)
Due in 2-5 years	4,587	4,584	(3)
Total investment in debt securities	$39,093	$39,065	($28)

The unrealized losses of $252,000 and $28,000 in U.S. government debt securities net of deferred taxes of $89,000 and $10,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of April 30, 2006 and 2005, respectively. During fiscal year 2006, the Company reclassified $18,038,000 of US Government debt securities from the classification of available for sale to trading securities that resulted in the recognition and reclassification of an unrealized loss of $129,000 from Accumulated Other Comprehensive Income to the Consolidated Condensed Statement of Income.

The average yield on the U.S. Government debt securities classified as available for sale at April 30, 2006 and April 30, 2005 was 3.76% and 3.62%, respectively.

Proceeds from sales of government debt securities classified as available for sale during fiscal years 2006, 2005, and 2004 were $9,650,000, $9,019,000 and $230,210,000, respectively. There were no related gains or losses on sales of government debt securities during fiscal 2006 or 2005. In fiscal 2004, the related loss on sales of $354,000 was reclassified from Accumulated Other Comprehensive Income in the Balance Sheet.

Value Line, Inc.
Notes to Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004, income from securities transactions also included $483,000, $239,000,and $247,000 of dividend income; $1,361,000, $363,000, and $4,012,000 of interest income; and $11,000, $7,000 and $18,000 of related interest expense, respectively.

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

Property and equipment consist of the following:

	April 30,
	2006	2005
	(in thousands)

Land	$726	$726
Building and leasehold improvements	7,284	7,834
Furniture and equipment	10,652	10,752
	18,662	19,312
Accumulated depreciation and amortization	(13,256)	(13,328)
	$5,406	$5,984

Note 6-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Year ended April 30,
	2006	2005	2004
	(in thousands)
Current:
Federal	$12,486	$11,860	$10,453
State and local	3,328	2,555	2,056
	15,814	14,415	12,509
Deferred:
Federal	(148)	(361)	134
State and local	(56)	(10)	12
	(204)	(371)	146
Provision for income taxes	$15,610	$14,044	$12,655

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

	Year ended April 30,
	2006	2005	2004
	(in thousands)

Unrealized gains on securities held for sale	($8,715)	($6,304)	($7,648)
Unrealized gains on trading securities	(76)	—	(395)
Depreciation and amortization	(90)	(356)	(101)
Deferred professional fees	246	342	348
Deferred charges	214	183	151
Other, net	(15)	(41)	65
	($8,436)	($6,176)	($7,580)

Included in deferred income taxes in total current assets are deferred state and local income taxes of $88,000 and $32,000 at April 30, 2006 and 2005, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Year ended April 30,
	2006	2005	2004
		(in thousands)

Tax expense at the U.S. statutory rate	$13,667	$12,377	$11,552
Increase (decrease) in tax expense from:
State and local income taxes, net of
federal income tax benefit	2,127	1,654	1,344
Effect of tax exempt income and dividend deductions	(293)	(88)	(278)
Other, net	109	101	37
Provision for income taxes	$15,610	$14,044	$12,655

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Note 7-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. Plan expense, included in salaries and employee benefits in the Consolidated Statements of Income and Retained Earnings, for the years ended April 30, 2006, 2005, and 2004 was $1,244,000, $1,082,000, and $1,217,000, respectively.

Note 8-Lease Commitments:

On June 4, 1993, the Company entered into a 15 year lease agreement to provide primary office space. The lease includes free rental periods as well as scheduled base rent escalations over the term of the lease. The lease expires in May 2008 subject to an option to the Company to extend the term for 5 additional years at a market rental rate. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease. On September 14, 2000, the Company amended its lease for primary office space and returned to the landlord approximately 6,000 square feet of excess office capacity, reducing the Company's future minimum lease payments accordingly. On January 19, 2006, the Company amended its lease for primary office space and returned to the landlord approximately 11,000 square feet of excess office capacity, reducing the Company's future minimum lease payments accordingly.

Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for equipment and office space, with remaining terms of one year or more, are as follows:

Year ended April 30:	(in thousands)

2007	$1,690
2008	1,039
2009	162
2010	108
Thereafter	—
$2,999

Rental expense for the years ended April 30, 2006, 2005 and 2004 under operating leases covering office space was $1,724,000, $1,799,000, and $1,544,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 9-Business Segments:

The Company operates two reportable business segments: Publishing and Investment Management Services. The publishing segment produces investment related periodicals in both print and electronic form, and licensing fees. The investment management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	April 30, 2006
	Publishing &	Investment
	Licensing	Management	Total

Revenues from external customers	$52,719	$32,467	$85,186
Intersegment revenues	114	—	114
Income from securities transactions	62	2,922	2,984
Depreciation and amortization	2,169	88	2,257
Segment profit	20,041	15,158	35,199
Segment assets	14,861	81,762	96,623
Expenditures for segment assets	933	9	942

	April 30, 2005
	Publishing &	Investment
	Licensing	Management	Total

Revenues from external customers	$52,713	$31,765	$84,478
Intersegment revenues	180	—	180
Income from securities transactions	14	7,914	7,928
Depreciation and amortization	2,384	106	2,490
Segment profit	16,420	10,680	27,100
Segment assets	14,871	44,409	59,280
Expenditures for segment assets	1,441	189	1,630

	April 30, 2004
	Publishing &	Investment
	Licensing	Management	Total

Revenues from external customers	$52,497	$32,773	$85,270
Intersegment revenues	193	—	193
Income from securities transactions	4	8,262	8,266
Depreciation and amortization	2,632	62	2,694
Segment profit	14,391	10,380	24,771
Segment assets	14,592	74,786	89,378
Expenditures for segment assets	2,128	45	2,173

Value Line, Inc.
Notes to Consolidated Financial Statements

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets
(in thousands)

	2006	2005	2004
Revenues
Total revenues for reportable segments	$85,300	$84,658	$85,463
Elimination of intersegment revenues	(114)	(180)	(193)
Total consolidated revenues	$85,186	$84,478	$85,270

Segment profit
Total profit for reportable segments	$38,183	$35,028	$33,037
Add: Income from securities transactions
related to corporate assets	884	350	—
Less: Depreciation related to corporate assets	(18)	(16)	(32)
Income before income taxes	$39,049	$35,362	$33,005

Assets
Total assets for reportable segments	$96,623	$59,280	$89,378
Corporate assets	22,591	39,585	177,546
Consolidated total assets	$119,214	$98,865	$266,924

 Note 10-Net Capital:

The Company's wholly owned subsidiary, Value Line Securities, Inc., is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger. Additionally, dividends may only be declared if aggregate indebtedness is less than twelve times net capital.

At April 30, 2006, the net capital, as defined, of Value Line Securities, Inc. of $23,866,195 exceeded required net capital by $23,766,195 and the ratio of aggregate indebtedness to net capital was .06 to 1.

Note 11-Disclosure of Credit Risk of Financial Instruments with Off Balance Sheet Risk:

In the normal course of business, the Company enters into contractual commitments, including financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2006 and 2005, the Company did not have any investment in financial futures contracts. The Company limits its credit risk associated with such instruments by entering into exchange traded future contracts.

Although Value Line Securities, Inc. did not do so during fiscal 2006, during prior periods it executed, as agent, securities transactions on behalf of the Value Line Funds. If either the mutual fund or a counter party fails to perform, Value Line Securities, Inc. might be required to discharge the obligations of the nonperforming party. In such circumstances, Value Line Securities, Inc. might sustain a loss if the market value of the security is different from the contract value of the transaction.

Other than the Value Line Funds as explained in note 3, no single customer accounted for a significant portion of the Company's sales in 2006, 2005 or 2004, nor accounts receivable for 2006 or 2005.

Note 12-Comprehensive Income:

The Company has adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At April 30, 2006, 2005, and 2004, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

Value Line, Inc.
Notes to Consolidated Financial Statements

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Year ended 4-30-06
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$8,971	($3,195)	$5,776
Add: Reclassification adjustments for
losses realized in net income	129	(45)	84
Less: Reclassification adjustments
for gains realized in net income	(2,355)	829	(1,526)
Other Comprehensive income	$6,745	($2,411)	$4,334

Year ended 4-30-05
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$1,902	($666)	$1,236
Less: Reclassification adjustments
for gains realized in net income	(5,738)	2,008	(3,730)
Other Comprehensive income	($3,836)	$1,342	($2,494)

Year ended 4-30-04
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$7,566	($2,649)	$4,917
Less: Reclassification adjustments
for gains realized in net income	(1,059)	371	(688)
Other Comprehensive income	$6,507	($2,278)	$4,229

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 13-Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1, (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 is effective for tax years ending after December 31, 1998. SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or obtaining software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.

At April 30, 2006 and 2005, the Company capitalized $508,000 and $861,000 of costs related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 years. Amortization expense for the years ended April 30, 2006, 2005 and 2004 was $916,000, $940,000, and $889,000, respectively.

Note 14-Contingencies:

On September 17, 2003 the Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The action was settled in November 2004 without a material adverse effect on the Company. A related entity of the defendant in the New York action brought suit against the Company and certain Directors in Federal Court in Texas in March, 2004 based on the same transaction. On the Company's motion, that action has been transferred from Texas to New York. On March 2, 2006 the Federal Judge in New York granted the Company's motion dismissing three causes of action. The court allowed one cause of action to continue at this time. Although the ultimate outcome of the litigation is subject to the inherent uncertainties of any legal proceeding, based upon Counsel's analysis of the factual and legal issues and the Company's meritorious defenses, it is management's belief that the expected outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations and financial condition.

By letter dated June 15, 2005, the staff of the Securities and Exchange Commission informed the Company that it was conducting a preliminary inquiry. Thereafter, the staff has requested documents and information relating to, among other things, trades for the Company's and affiliates' proprietary accounts, the execution of trades through VLS for the Value Line Funds and the fees collected by VLS from the Value Line Funds pursuant to a Service and Distribution Plan. The Company and its subsidiaries are cooperating with the inquiry. Management cannot determine the effect, if any, that the inquiry will have on the results of operation and financial condition.

Value Line Inc.
Schedule 1-Marketable Securities
As of April 30, 2006

	Number of	Historical	Market
	Shares	Cost	Value

Marketable Securities
Federal Home Loan Bank 3.375% Due 2/07	15,000	14,758,500	14,782,500
Missouri State Cert. Participation Muni Bond 5% due 6/08	3,155	3,279,591	3,232,771
Orange Cnty Fla Tourist Dev. Tax Muni Bond 5.5% due 10/20	3,000	3,220,980	3,171,840
Potterville MI Public School Muni Bond 5.75% due 5/20	1,065	1,143,704	1,126,962
Total Marketable Securities		$22,402,775	$22,314,073

Value Line Inc.
Schedule X111-Other Investments: 4/30/06

	Historical	Market
Investments In Value Line Mutual Funds	Cost	Value
The Value Line Fund	655,157	661,098
The Value Line Income & Growth Fund	607,822	611,445
The Value Line Emerging Opportunity Fund	6,437,825	17,806,316
The Value Line Asset Allocation Fund	13,930,768	27,561,937
Total Investment In Value Line Mutual Funds	$21,631,572	$46,640,796

300 Shares of National Association of Securities Dealers, Inc.	$3,300	$3,300

Fixed Income Investments

Treasury Note 2.625% due 11/06	5,704,898	5,628,750
Chicago Illinois School Finance Muni Bond 5.375% due 6/08	1,244,814	1,205,402
Texas Tax & Revenue 4.5% due 8-31-06	5,073,100	5,012,250
Georgia State General Obligation Muni Bond 5% due 12/08	3,175,260	3,099,570
Weekly Adjustable Northern California Transmission Muni Bond due 5/24	4,325,000	4,325,000
Total Fixed Income Investments	$19,523,072	$19,270,972

Total Securities Available For Sale	$41,157,944	$65,915,068