Form 10-K/A
period 2006-04-30
VALUE LINE INC
filed 2006-08-18
CIK 717720

UNITED STATES
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.10 par value

Name of each exchange on which registered: NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

DOCUMENTS INCORPORATED BY REFERENCE
None

PART III

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended April 30, 2006, 2005, and 2004 of the chief executive officer of the Company and the four most highly compensated executive officers other than the chief executive.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation (a) ($)
Jean B. Buttner Chairman of the Board and Chief Executive Officer	2006 2005 2004	931,045 917,286 917,286	-- -- --	19,880 18,086 16,814

Samuel Eisenstadt Senior Vice President and Research Chairman	2006 2005 2004	140,983 138,900 138,900	125,000 125,000 125,000	16,213 14,571 13,890

David T. Henigson Vice President	2006 2005 2004	380,363 111,175 100,000	-- 207,500 415,000	24,150 11,662 10,000

Howard A. Brecher Vice President	2006 2005 2004	50,750 50,000 50,000	400,000 400,000 400,000	5,836 5,245 5,000

Stephen R. Anastasio Treasurer	2006 2005 2004	113,256 100,000 100,000	45,600 58,800 120,000	13,024 10,247 10,000

-------------------------

(a)
Employees of the Company are members of the Value Line Profit Sharing and Savings Plan (the "Plan"). The Plan provides for a discretionary annual contribution out of net operating income which is (subject to legal limitations) proportionate to the salaries of eligible employees. The Company's contribution expense was $1,244,000 for the year ended April 30, 2006. Each employee's interest in the Plan is invested in such proportions as the employee may elect in shares of one or more of the mutual funds which are available for investment by plan participants, for which the Company acts as investment adviser. Distributions under the Plan vest in accordance with a schedule based upon the employee's length of service and are payable upon request at the time of the employee’s retirement, death, total disability, or termination of employment.

Compensation of Directors

A director who is also an employee of the Company receives no compensation for his service on the Board in addition to that compensation which he receives as an employee. Effective January 12, 2006, a director who is not an employee of the Company is paid a director’s fee of $25,000 per year. Members of the Audit Committee are paid an additional fee of $20,000 per year. Prior to January 2006, a director who was not an employee of the Company was paid a director’s fee of $3,000 per year plus $1,750 for each Board meeting attended and $2,500 for each Audit Committee meeting attended.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee at the conclusion of the fiscal year ended April 30, 2006 were Herbert Pardes, M.D., Marion N. Ruth and Edward J. Shanahan. From May 1, 2005, until January 12, 2006, the Compensation Committee consisted of Edward J. Shanahan, Howard A. Brecher and David T. Henigson although no Compensation Committee meetings were held nor actions taken from July 15, 2005 to January 12, 2006. During such fiscal year, Messrs. Brecher and Henigson each served as an officer and director of the Company and each of its subsidiaries. Each of such individuals also served as an officer and director of Arnold Bernhard & Co., Inc. Certain relationships between the Company and Arnold Bernhard & Co., Inc. are described within the Form 10-K filed July 28, 2006. Jean B. Buttner, the Chairman, President and Chief Executive Officer of the Company, is a Trustee of Choate Rosemary Hall of which Mr. Shanahan is the President and Headmaster.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of June 30, 2006 (except as noted in note 2 below) as to shares of the Company’s Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Arnold Bernhard & Co., Inc.(1) 220 East 42nd Street New York, NY 10017	8,631,032	86.47%

Wellington Management Company, LLC (2) 75 State Street Boston, MA 02109	541,083	5.15%

-----------------

(1)	Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.

(2)
Reflects beneficial ownership reported by Wellington Management Company, LLP in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006. Wellington Management stated in its Schedule 13G that it was reporting in its capacity as investment adviser, that the subject securities were owned of record by clients of Wellington Management and that those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for the fiscal year ended April 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

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
Mitchell E. Appel
Chief Financial Officer

Dated: August 18, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for the fiscal year ended April 30, 2006, to be signed on its behalf by the undersigned as Directors of the Registrant.

/s/ Jean Bernhard Buttner	/s/ Howard A. Brecher
Jean Bernhard Buttner	Howard A. Brecher

/s/ Marion N. Ruth	/s/ Samuel Eisenstadt
Marion N. Ruth	Samuel Eisenstadt

/s/ Edward J. Shanahan	/s/ David T. Henigson
Edward J. Shanahan	David T. Henigson

/s/ Dr. Herbert Pardes	/s/ Edgar A. Buttner
Dr. Herbert Pardes	Edgar A. Buttner

Dated: August 18, 2006