Form 10-Q
period 2006-07-31
VALUE LINE INC
filed 2006-09-14
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006
or

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

(212)907-1500
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	Apr. 30,
	2006	2006
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $10,158 and $14,885, respectively)	$11,074	$15,331
Trading securities	22,317	22,314
Securities available for sale	68,424	65,915
Accounts receivable, net of allowance for doubtful accounts of $75 and $72, respectively	3,960	3,037
Receivable from affiliates	2,641	2,917
Prepaid expenses and other current assets	1,491	1,617
Deferred income taxes	88	88

Total current assets	109,995	111,219

Long term assets
Property and equipment, net	5,264	5,406
Capitalized software and other intangible assets, net	2,293	2,589

Total long term assets	7,557	7,995

Total assets	$117,552	$119,214

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,691	$6,186
Accrued salaries	1,331	1,495
Dividends payable	2,495	2,495
Accrued taxes payable	3,300	560
Unearned revenue	29,421	28,224
Deferred income taxes	7,273	8,436

Total current liabilities	47,511	47,396

Long term liabilities
Unearned revenue	6,089	9,502
Deferred charges	381	381

Total long term liabilities	6,470	9,883

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	48,032	44,256
Treasury stock, at cost (18,400 shares on 7/31/06 and 4/30/06)	(354)	(354)
Accumulated other comprehensive income, net of tax	13,902	16,042

Total shareholders' equity	63,571	61,935

Total liabilities and shareholders' equity	$117,552	$119,214

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended
	July 31,
	2006	2005

Revenues:
Investment periodicals and related publications	$11,541	$12,174
Licensing fees	1,811	886
Investment management fees & services	8,039	7,814

Total revenues	21,391	20,874

Expenses:
Advertising and promotion	3,224	2,606
Salaries and employee benefits	4,542	5,163
Production and distribution	1,811	1,775
Office and administration	1,945	2,167

Total expenses	11,522	11,711

Income from operations	9,869	9,163
Income from securities transactions, net	593	285

Income before income taxes	10,462	9,448
Provision for income taxes	4,191	3,800

Net income	$6,271	$5,648

Earnings per share, basic & fully diluted	$0.63	$0.57

Weighted average number of common shares	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months
	ended
	July 31,	July 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,271	$5,648

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555	568
Unrealized gains on trading securities	(3)	-

Changes in assets and liabilities:
(Decrease) in unearned revenue	(2,216)	(2,655)
(Decrease) in deferred charges	(21)	(21)
Increase/(decrease) in accounts payable and accrued expenses	(2,474)	(294)
Increase/(decrease) in accrued salaries	(164)	100
Increase in accrued taxes payable	2,740	2,960
(Increase)/decrease in prepaid expenses and other current assets	126	242
Decrease/(increase) in accounts receivable	(923)	340
Decrease/(increase) in receivable from affiliates	276	(299)

Total adjustments	(2,104)	941

Net cash provided by operating activities	4,167	6,589

Cash flows from investing activities:
Purchases of equity securities	-	(3)
Proceeds from sales of fixed income securities	125	9,650
Purchases of fixed income securities	(5,937)	-
Expenditures for capitalized software	(117)	(68)

Net cash provided by/(used in) investing activities	(5,929)	9,579

Cash flows from financing activities:
Dividends paid	(2,495)	(2,495)

Net cash used in financing activities	(2,495)	(2,495)

Net (decrease)/increase in cash and cash equivalents	(4,257)	13,673
Cash and cash equivalents at beginning of year	15,331	5,971

Cash and cash equivalents at end of period	$11,074	$19,644

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2006
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2006	9,981,600	$1,000	$991	($354)		$44,256	$16,042	$61,935

Comprehensive income
Net income					$6,271	6,271		6,271
Other comprehensive income, net of tax:
Change in unrealized gains on securities,
net of taxes					(2,140)		(2,140)	(2,140)

Comprehensive income					$4,131

Dividends declared						(2,495)		(2,495)

Balance at July 31, 2006	9,981,600	$1,000	$991	($354)		$48,032	$13,902	$63,571

The accompanying notes are an integral part of these consolidated financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2005
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2005	9,981,600	$1,000	$991	($354)		$30,798	$11,708	$44,143

Comprehensive income
Net income					$5,648	5,648		5,648
Other comprehensive income, net of tax:
Change in unrealized
gains on securities, net of taxes					2,743		2,743	2,743

Comprehensive income					$8,391

Dividends declared						(2,495)		(2,495)

Balance at July 31, 2005	9,981,600	$1,000	$991	($354)		$33,951	$14,451	$50,039

The accompanying notes are an integral part of these consolidated financial statements.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Significant Accounting Policies - Note 1:

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 27, 2006 and Form 10-K Amended, dated August 18, 2006 for the fiscal year ended April 30, 2006. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Value Line, Inc. (the "Company") is incorporated in New York State. Through its subsidiary, Value Line Publishing, Inc. ("VLP"), it publishes investment periodicals and related publications. Value Line, Inc. performs investment management services. Arnold Bernhard & Co., Inc. (the "Parent") owns approximately 86% of the issued and outstanding common stock of the Company.

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

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Earnings per share:
Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents:
For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2006 and April 30, 2006, cash equivalents included $10,097,000 and $14,746,000 respectively, invested in the Value Line money market funds.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Marketable Securities - Note 2:

Trading Securities:
Trading securities held by the Company at July 31, 2006 had an aggregate cost of $22,402,000 and a market value of $22,317,000.Trading securities held by the Company at April 30, 2006 had an aggregate cost of $22,402,000 and a market value of $22,314,000. There were no trading securities held at July 31, 2005. There were no sales and no realized trading gains or losses during the first quarter of fiscal 2007 and 2006. The net changes in unrealized gains of $3,000 for the period ended July 31, 2006 was included in the Consolidated Condensed Statement of Income.

Securities Available for Sale:
Equity Securities:
The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $21,639,000 and the market value was $43,348,000 at July 31, 2006.The aggregate cost of the equity securities classified as available for sale was $21,635,000 and the market value was $46,644,000 at April 30, 2006. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet were $21,709,000 and $25,009,000, net of deferred taxes of $7,642,000 and $8,803,000, as of July 31 and April 30, 2006, respectively. There were no sales and no realized gains or losses on equity securities during the first three months of fiscal 2007 and 2006. The decrease in gross unrealized gains on these securities of $3,302,000 and the increase of $4,323,000, net of deferred taxes of $1,162,000 and $1,513,000, were included in Shareholders' Equity at July 31, 2006 and 2005, respectively.

Government Debt Securities:
The Company's investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at July 31, 2006 for U.S. government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical	Fair	Gross Unrealized
Maturity	Cost	Value	Holding Losses
Due in less than 2 years	$12,023	$11,860	($163)
Due in 2-5 years	13,309	13,216	(93)
Total investment in debt securities	$25,332	$25,076	($256)

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The aggregate cost and fair value at April 30, 2006 for U.S. Government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical	Fair	Gross Unrealized
Maturity	Cost	Value	Holding Losses
Due in less than 2 years	$10,778	$10,641	($137)
Due in 2-5 years	8,745	8,630	(115)
Total investment in debt securities	$19,523	$19,271	($252)

The unrealized losses of $256,000 and $252,000 in U.S. government debt securities net of deferred income tax benefits of $90,000 and $89,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of July 31, 2006 and April 30, 2006.

The average yield on the U.S. Government debt securities classified as available for sale at July 31, 2006 and April 30, 2006 was 3.87% and 3.76%, respectively.

Proceeds from sales of government debt securities classified as available for sale were $125,000 and $9,650,000 during the three months ended July 31, 2006 and 2005, respectively. There were no related gains or losses on sales of government debt securities during the first three months of fiscal years 2007 or 2006.

For the three months ended July 31, 2006, and 2005, income from securities transactions also included $167,000 and $76,000 of dividend income and $423,000 and $262,000 of interest income, respectively. Income from securities transactions during the first quarter of fiscal 2006 also included $11,000 of related interest expense. There was no interest expense in fiscal 2007.

Supplemental Disclosure of Cash Flow Information - Note 3:

Cash payments for income taxes were $1,450,000 and $686,000 during the three months ended July 31, 2006 and 2005, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $320,000 and $360,000 for the three months ended July 31, 2006 and 2005, respectively.

Comprehensive Income - Note 5:

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

At July 31, 2006 and April 30, 2006 the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(In Thousands)
Three months ended 7-31-06	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) arising during the period	($3,302)	$1,162	($2,140)
Other Comprehensive income	($3,302)	$1,162	($2,140)

Three months ended 7-31-05
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) arising during the period	$4,220	($1,477)	$2,743
Other Comprehensive income	$4,220	($1,477)	$2,743

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

For the three months ended July 31, 2006 and 2005 investment management fees and 12b-1 service and distribution fees amounted to $7,757,000 and $7,623,000, respectively, which included fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $2,107,000 and $2,477,000 earned by Value Line Securities, Inc. ("VLS"). The related receivables from the funds for management advisory fees and service and distribution fees included in Receivables from affiliates were $2,528,000, and $2,751,000 at July 31, 2006 and April 30, 2006, respectively.

For the three months ended July 31, 2006 and 2005, the Company was reimbursed $308,000 and $177,000, respectively, for payments it made on behalf of and services it provided to the Parent. At July 31, and April 30, 2006, Receivables from affiliates included a Receivable from the Parent of $92,000 and $154,000, respectively.

From time to time, the Parent has purchased additional shares of Value Line, Inc. in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Federal, State and Local Income Taxes - Note 7:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
The provision for income taxes includes the following:

	Three months ended July 31,
	2006	2005
	(in thousands)
Current:
Federal	$3,346	$3,087
State and local	904	790
	$4,250	$3,877
Deferred:
Federal	($45)	($78)
State and local	(14)	1
	($59)	($77)

Total:	$4,191	$3,800

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/assets are primarily a result of unrealized gains on the Company's available for sale securities portfolios.

Business Segments - Note 8:

The Company operates two reportable business segments: Publishing & Licensing and Investment Management. The Publishing & Licensing segment produces investment related periodicals in both print and electronic form, and licensing fees for proprietary information. The Investment Management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Disclosure of Reportable Segment Profit and Segment Assets  (in thousands)

	Three months ended July 31, 2006
	Publishing &	Investment	Total
	Licensing	Management

Revenues from external customers	$13,352	$8,039	$21,391
Intersegment revenues	25	-	25
Income from securities transactions	36	243	279
Depreciation and amortization	528	23	551
Segment profit	5,439	4,434	9,873
Segment assets	14,469	72,195	86,664
Expenditures for segment assets	117	-	117

	Three months ended July 31, 2005
	Publishing &	Investment	Total
	Licensing	Management

Revenues from external customers	$13,060	$7,814	$20,874
Intersegment revenues	27	-	27
Income from securities transactions	4	23	27
Depreciation and amortization	540	24	564
Segment profit	6,453	2,714	9,167
Segment assets	13,129	63,516	76,645
Expenditures for segment assets	68	-	68

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

	(in thousands)
	Three months ended July 31,
	2006	2005
Revenues
Total revenues for reportable segments	$21,416	$20,901
Elimination of intersegment revenues	(25)	(27)
Total consolidated revenues	$21,391	$20,874

Segment profit

Total profit for reportable segments	10,152	9,194
Add: Income from securities transactions
related to corporate assets	314	258
Less: Depreciation related to corporate assets	(4)	(4)
Income before income taxes	$10,462	$9,448

Assets
Total assets for reportable segments	86,664	76,645
Corporate assets	30,888	29,683
Consolidated total assets	$117,552	$106,328

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company had working capital as of July 31, 2006 of $62,484,000. Cash and short-term securities as of July 31, 2006 totaled $79,498,000.

The Company’s cash flow from operations of $4,167,000 for the three months ended July 31, 2006 was 37% lower than fiscal 2006’s cash flow of $6,589,000. The decrease in cash flow from operations was primarily due to the timing of payments for advertising and promotion. Net cash outflows of $5,929,000 from investing activities during the first three months of fiscal 2007 primarily resulted from purchases of fixed income securities. This compared to net cash inflows of $9,579,000 from investing activities last fiscal year.

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

Results of Operations

Net income for the first quarter ended July 31, 2006 of $6,271,000 or $0.63 per share was $623,000 or 11% above net income of $5,648,000 or $0.57 per share in fiscal year 2006. Operating income of $9,869,000 for the three months ended July 31, 2006 was 8% above operating income of $9,163,000 last fiscal year. The Company’s income from securities transactions of $593,000 for the first three months of fiscal 2007 was 108% above last year’s. Shareholders’ equity of $63,571,000 at July 31, 2006 was 27% higher than shareholders’ equity of $50,039,000 at July 31, 2005.

Subscription revenues of $11,541,000 for the first three months of fiscal year 2007 were 5% below subscription revenues of $12,174,000 for the prior fiscal year. Electronic publications revenues of $2,755,000 for the three months ended July 31, 2006 were level with electronic revenues for the same period last fiscal year. Within electronic publications revenues are revenues generated by institutional subscribers and retail subscribers. Institutional revenues increased $128,000 or 15%, while revenues from retail subscribers were down $139,000 or 7%. Print subscription revenues of $8,786,000 were down $623,000 or 7% compared to $9,409,000 for the last fiscal year. Licensing fees for the first three months of fiscal 2007 of $1,811,000 were up $925,000 or 104% compared to $886,000 last fiscal year.

Investment management fees and services revenues of $8,039,000 for the three months ended July 31, 2006 were up $225,000, or 3%, above the prior fiscal year’s revenues of $7,814,000. Investment advisory fees were up 10% primarily due to an increase in the net assets of the Value Line Mutual Funds, which was partially offset by fee waivers for certain of the Value Line Mutual Funds at July 31, 2006. Total mutual funds net assets as of July 31, 2006 were over $3.5 billion.

Operating expenses for the three months ended July 31, 2006 of $11,522,000 were 2% below expenses of $11,711,000 for the previous fiscal year. Total advertising and promotional expenses of $3,224,000 for the first three months of fiscal 2007 were 24% above the prior year’s expenses of $2,606,000. The increase in advertising expenses resulted primarily from the increase in the frequency of marketing campaigns in fiscal 2007 for the Company’s investment periodicals. Salaries and employee benefit expenses of $4,542,000 for the three months ended July 31, 2006 were 12% below expenses of $5,163,000 for the prior fiscal year. Production and distribution expenses for the period ended July 31, 2006 of $1,811,000 were 2% above expenses of $1,775,000 in fiscal 2006. The increase in expenses for the first three months of fiscal 2007 was primarily due to the outsourcing of certain data collection services and an increase in U.S postal rates, which were partially offset by lower paper and printing costs that resulted from a decrease in circulation of the print products. Office and administrative expenses for the first three months of fiscal 2007 of $1,945,000 were 10% below the prior fiscal year’s expenses of $2,167,000. The decline in administrative expenses was primarily due to a decrease in professional fees.

For the three months ended July 31, 2006, the Company’s income from securities transactions of $593,000 was 108% above securities transactions income of $285,000 last fiscal year. Income from securities transactions, for the first three months of fiscal 2007 included dividend and interest income of $590,000, which compares to dividend and interest income of $338,000 for the comparable period of the prior fiscal year. Unrealized gains on trading securities during fiscal 2007 were $3,000.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

 This report may contain statements (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

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
•
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for year ended April 30, 2006, and other risks and uncertainties from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

The Company’s Consolidated Condensed Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. The Company’s significant market risks are primarily associated with interest rates and equity prices. The following sections address the significant market risks associated with the Company’s business activities.

Interest Rate Risk

The Company’s management prefers to invest in highly liquid debt securities with extremely low credit risk. The Company’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing in 1 to 5 years.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates

	(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50 bp	50 bp	100 bp	100 bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of July 31, 2006
Investments in securities with fixed maturities	$47,393	$47,325	$47,648	$47,173	$47,635

As of April 30, 2006
Investments in securities with fixed maturities	$41,585	$41,549	$41,801	$41,514	$41,821

Management regularly monitors the maturity structure of the Company’s investments in fixed maturity debt obligations in order to maintain an acceptable price risk associated with changes in interest rates.

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

Value Line invests a significant amount of its assets in equity securities, primarily equity mutual funds managed by Value Line. Each of these mutual funds invests in a variety of equity positions of various companies thereby diversifying Value Line’s risk. Value Line has also utilized derivative financial instruments in the past to minimize market price risk, although no such derivative financial instruments were utilized during fiscal 2007 and 2006.

The table below summarizes Value Line’s equity price risks as of July 31 and April 30, 2006 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

			Estimated
			Fair Value after	Hypothetical Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities	Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2006	$43,348	30% increase	$56,352	13.29%
		30% decrease	$30,343	(13.29)%

As of April 30, 2006	$46,644	30% increase	$60,637	14.69%
		30% decrease	$32,651	(14.69)%

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

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 9 (Contingencies) of the consolidated condensed financial statements for discussion of legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2006.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report for the period ended July 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: September 13, 2006	By:	/s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: September 13, 2006	By:	/s/ Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer