Form 10-Q
period 2006-10-31
VALUE LINE INC
filed 2006-12-15
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Oct. 31,	Apr. 30,
	2006	2006
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $8,695 and $14,885, respectively)	$9,071	$15,331
Trading securities	23,515	22,314
Securities available for sale	70,077	65,915
Accounts receivable, net of allowance for doubtful accounts of $82 and $72, respectively	3,775	3,037
Receivable from affiliates	2,585	2,917
Prepaid expenses and other current assets	1,605	1,617
Deferred income taxes	88	88

Total current assets	110,716	111,219

Long term assets
Property and equipment, net	5,153	5,406
Capitalized software and other intangible assets, net	1,948	2,589

Total long term assets	7,101	7,995

Total assets	$117,817	$119,214

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,622	$6,186
Accrued salaries	1,326	1,495
Dividends payable	2,995	2,495
Accrued taxes payable	0	560
Unearned revenue	27,618	28,224
Deferred income taxes	8,053	8,436

Total current liabilities	43,614	47,396

Long term liabilities
Unearned revenue	5,903	9,502
Deferred charges	381	381

Total long term liabilities	6,284	9,883

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	50,946	44,256
Treasury stock, at cost (18,400 shares on 10/31/06 and 4/30/06)	(354)	(354)
Accumulated other comprehensive income, net of tax	15,336	16,042

Total shareholders' equity	67,919	61,935

Total liabilities and shareholders' equity	$117,817	$119,214

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended		Six months ended
	Oct. 31,		Oct. 31,
	2006	2005	2006	2005

Revenues:
Investment periodicals and related publications	$11,374	$11,898	$22,915	$24,073
Licensing fees	1,767	1,008	3,578	1,893
Investment management fees & services	7,604	8,096	15,643	15,910

Total revenues	20,745	21,002	42,136	41,876

Expenses:
Advertising and promotion	3,827	3,470	7,051	6,076
Salaries and employee benefits	4,624	4,695	9,166	9,858
Production and distribution	1,794	1,827	3,605	3,602
Office and administration	1,439	2,540	3,384	4,707

Total expenses	11,684	12,532	23,206	24,243

Income from operations	9,061	8,470	18,930	17,633
Income from securities transactions, net	645	428	1,238	713

Income before income taxes	9,706	8,898	20,168	18,346
Provision for income taxes	3,797	3,513	7,988	7,313

Net income	$5,909	$5,385	$12,180	$11,033

Earnings per share, basic & fully diluted	$0.59	$0.54	$1.22	$1.11

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months
	ended
	Oct. 31,	Oct. 31,
	2006	2005
Cash flows from operating activities:
Net income	$12,180	$11,033

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,103	1,119
Losses on sales of securities available for sale	66	0
Unrealized gains on trading securities	(98)	0

Changes in assets and liabilities:
Purchases of trading securities	(1,103)	0
(Decrease) in unearned revenue	(4,205)	(3,776)
(Decrease) in deferred charges	(42)	(42)
(Decrease) in accounts payable and accrued expenses	(2,522)	(1,002)
(Decrease)/increase in accrued salaries	(169)	34
(Decrease) in accrued taxes payable	(560)	(488)
Decrease in prepaid expenses and other current assets	12	267
(Increase)/decrease in accounts receivable	(738)	933
Decrease/(increase) in receivable from affiliates	332	(346)

Total adjustments	(7,924)	(3,301)

Net cash provided by operations	4,256	7,732

Cash flows from investing activities:
Purchases of equity securities	(10)	(5)
Proceeds from sales of equity securities	6	0
Proceeds from sales of fixed income securities	5,125	9,650
Purchases of fixed income securities	(10,438)	(8,249)
Acquisition of property and equipment	(26)	(29)
Expenditures for capitalized software	(183)	(110)

Net cash (used in)/provided by investing activities	(5,526)	1,257

Cash flows from financing activities:
Dividends paid	(4,990)	(4,990)

Net cash used in financing activities	(4,990)	(4,990)

Net (decrease)/increase in cash and cash equivalents	(6,260)	3,999
Cash and cash equivalents at beginning of year	15,331	5,971

Cash and cash equivalents at end of period	$9,071	$9,970

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2006
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2006	9,981,600	$1,000	$991	($354)		$44,256	$16,042	$61,935

Comprehensive income
Net income					$12,180	12,180		12,180
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(706)		(706)	(706)

Comprehensive income					$11,474

Dividends declared						(5,490)		(5,490)

Balance at October 31, 2006	9,981,600	$1,000	$991	($354)		$50,946	$15,336	$67,919

The accompanying notes are an integral part of these consolidated condensed financial statements.

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

The accompanying notes are an integral part of these consolidated condensed financial statements.

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

Value Line, Inc. (the "Company") is incorporated in New York. Through its subsidiary, Value Line Publishing, Inc. ("VLP"), it publishes investment periodicals and related publications. Value Line, Inc. performs investment management services. Arnold Bernhard & Co., Inc. (the "Parent") owns approximately 86% of the issued and outstanding common stock of the Company.

Principles of Consolidation:

The consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:

Subscription revenues are recognized ratably over the terms of the subscriptions. Accordingly, the amount of subscription fees to be earned by servicing subscriptions after the date of the balance sheet is shown as unearned revenue. The portion in excess of one year is shown in long term liabilities.

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

Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. In the absence of closing sales prices for such securities, and for securities traded in the over-the-counter market, the security is valued at the midpoint between the latest available and representative asked and bid prices.

Valuation of open-ended mutual fund shares is based upon the daily net asset values of the shares as calculated by such funds.

The market value of the Company's fixed maturity government debt obligations is determined utilizing quoted prices at the end of each day provided by an outside pricing service.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2006 and April 30, 2006, cash equivalents included $8,524,000 and $14,746,000 respectively, invested in the Value Line money market funds.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Marketable Securities - Note 2:

Trading Securities:

Trading securities held by the Company at October 31, 2006 had an aggregate cost of $23,506,000 and a market value of $23,515,000. Trading securities held by the Company at April 30, 2006 had an aggregate cost of $22,402,000 and a market value of $22,314,000. There were no trading securities held at October 31, 2005. There were no sales and no realized trading gains or losses during the second quarter of fiscal 2007 and fiscal 2006. The net change in unrealized gains of $98,000 for the period ended October 31, 2006 was included in the Consolidated Condensed Statements of Income.

Securities Available for Sale:

Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $21,649,000 and the market value was $45,449,000 at October 31, 2006. The aggregate cost of the equity securities classified as available for sale was $21,635,000 and the market value was $46,644,000 at April 30, 2006. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets were $23,800,000 and $25,009,000, net of deferred taxes of $8,379,000 and $8,804,000, as of October 31, 2006, and April 30, 2006, respectively. The proceeds and realized capital gains from sales of equity securities classified as available for sale during the second quarter of fiscal 2007 were $6,000, which were reclassified to earnings from Accumulated Other Comprehensive Income. There were no sales and no realized gains or losses on equity securities during the first six months of fiscal 2006. The decrease in gross unrealized holding gains on these securities of $1,210,000 and the increase of $3,849,000, net of deferred taxes of $426,000 and $1,347,000, were included in Shareholders' Equity at October 31, 2006 and 2005, respectively.

Government Debt Securities:

The Company's investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at October 31, 2006 for U.S. government debt securities classified as available for sale were as follows:

		(In Thousands)
Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Losses
Due in less than 2 years	$7,378	$7,319	($59)
Due in 2-5 years	17,381	17,309	(72)
Total investment in debt securities	$24,759	$24,628	($131)

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The aggregate cost and fair value at April 30, 2006 for U.S. Government debt securities classified as available for sale were as follows:

		(In Thousands)
Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Losses
Due in less than 2 years	$10,778	$10,641	($137)
Due in 2-5 years	8,745	8,630	(115)
Total investment in debt securities	$19,523	$19,271	($252)

The unrealized losses of $131,000 and $252,000 in U.S. government debt securities net of deferred income tax benefits of $46,000 and $89,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of October 31, 2006 and April 30, 2006.

The average yield on the U.S. Government debt securities classified as available for sale for the six months ended October 31, 2006 and 2005 was 2.12% and 2.55%, respectively.

Proceeds from sales of government debt securities classified as available for sale were $5,125,000 and $9,650,000 during the six months ended October 31, 2006 and 2005, respectively. There was a loss of $72,000 on sales of government debt securities during the first six months of fiscal 2007. There were no related gains or losses on sales of government debt securities during the first six months of fiscal 2006.

For the six months ended October 31, 2006, and 2005, income from securities transactions also included $306,000 and $177,000 of dividend income and $899,000 and $551,000 of interest income, respectively. Income from securities transactions during the first six months of fiscal 2006 also included $11,000 of related interest expense. There was no interest expense during the first six months of fiscal 2007.

Supplemental Disclosure of Cash Flow Information - Note 3:

Cash payments for income taxes were $8,737,000 and $7,649,000 during the six months ended October 31, 2006 and 2005, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $663,000 and $586,000 for the six months ended October 31, 2006 and 2005, respectively.

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

At October 31, 2006 and April 30, 2006 the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(In Thousands)
Six months ended 10-31-06	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Unrealized Gains on Securities:
Unrealized Holding Losses arising during the period	($1,156)	$408	($748)
Less: Reclassification of losses realized in net income	66	(24)	42
Other Comprehensive income	($1,090)	$384	($706)

Six months ended 10-31-05
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) arising during the period	$3,798	($1,329)	$2,469
Other Comprehensive income	$3,798	($1,329)	$2,469

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

For the six months ended October 31, 2006 and 2005 investment management fees and 12b-1 service and distribution fees amounted to $15,088,000 and $15,403,000, respectively, which included fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $3,873,000 and $4,995,000 earned by VLS. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivables from affiliates were $2,488,000, and $2,751,000 at October 31, 2006 and April 30, 2006, respectively.

For the six months ended October 31, 2006 and 2005, the Company was reimbursed $533,000 and $345,000, respectively, for payments it made on behalf of and services it provided to the Parent. At October 31, 2006, and April 30, 2006, Receivables from affiliates included a Receivable from the Parent of $76,000 and $154,000, respectively.

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

The provision for income taxes includes the following:

	Six months ended October 31,
	2006	2005
	(in thousands)
Current:
Federal	$6,332	$5,949
State and local	1,741	1,550
	$8,073	$7,499
Deferred:
Federal	($47)	($154)
State and local	(38)	(32)
	($85)	($186)

Total:	$7,988	$7,313

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

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Six months ended October 31, 2006
	Publishing &	Investment
	Licensing	Management	Total

Revenues from external customers	$26,493	$15,643	$42,136
Intersegment revenues	50	-	50
Income from securities transactions	76	638	714
Depreciation and amortization	1,055	40	1,095
Segment profit	11,240	7,697	18,937
Segment assets	13,330	75,453	88,783
Expenditures for segment assets	209	-	209

	Six months ended October 31, 2005
	Publishing &	Investment
	Licensing	Management	Total

Revenues from external customers	$25,966	$15,910	$41,876
Intersegment revenues	43	-	43
Income from securities transactions	26	78	104
Depreciation and amortization	1,064	47	1,111
Segment profit	11,915	5,726	17,641
Segment assets	13,692	51,756	65,448
Expenditures for segment assets	139	-	139

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

	(in thousands)
	Six months ended October 31,
	2006	2005
Revenues
Total revenues for reportable segments	$42,186	$41,919
Elimination of intersegment revenues	(50)	(43)
Total consolidated revenues	$42,136	$41,876

Segment profit
Total profit for reportable segments	19,651	17,745
Add: Income from securities transactions
related to corporate assets	524	609
Less: Depreciation related to corporate assets	(7)	(8)
Income before income taxes	$20,168	$18,346

Assets
Total assets for reportable segments	88,783	65,448
Corporate assets	29,034	38,222
Consolidated total assets	$117,817	$103,670

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Contingencies - Note 9:

On September 17, 2003 the Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The action was settled in November 2004 without a material adverse effect on the Company. A related entity of the defendant in the New York action brought suit against the Company and certain Directors in Federal Court in Texas in March, 2004 based on the same transaction. On the Company's motion, that action has been transferred from Texas to New York. On March 2, 2006 the Federal Judge in New York granted the Company's motion dismissing three causes of action. The court allowed one cause of action to continue. In November 2006, written agreement was reached to resolve this remaining suit. The outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations and financial condition, based on the settlement agreement and current and anticipated insurance recoveries.

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

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company had working capital as of October 31, 2006 of $67,102,000. Cash and short-term securities as of October 31, 2006 totaled $79,148,000.

The Company’s cash flow from operations of $4,256,000 for the six months ended October 31, 2006 was 45% lower than fiscal 2006’s cash flow of $7,732,000. The decrease in cash flow from operations was primarily due to the timing of payments for advertising and promotion, purchases of trading securities and an increase in accounts receivable primarily resulting from higher licensing sales. Net cash outflows of $5,526,000 from investing activities during the first six months of fiscal 2007 primarily resulted from purchases of fixed income securities. This compared to net cash inflows of $1,257,000 from investing activities last fiscal year.

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

Results of Operations

Net income for the six months ended October 31, 2006 of $12,180,000 or $1.22 per share was $1,147,000 or 10% above net income of $11,033,000 or $1.11 per share in fiscal year 2006. Net income for the second quarter ended October 31, 2006 of $5,909,000 or $0.59 per share was $524,000 or 10% above net income of $5,385,000 or $0.54 per share in fiscal year 2006. Operating income of $18,930,000 for the six months ended October 31, 2006 was $1,297,000 or 8% above operating income of $17,633,000 last fiscal year. Operating income of $9,061,000 for the three months ended October 31, 2006 was 7% above operating income of $8,470,000 for the comparable period last fiscal year. The Company’s income from securities transactions of $1,238,000 for the first six months of fiscal 2007 was 74% above last year’s. Shareholders’ equity of $67,919,000 at October 31, 2006 was 29% higher than shareholders’ equity of $52,493,000 at October 31, 2005.

Investment periodicals and related publications revenues of $22,915,000 for the first six months of fiscal year 2007 were $1,158,000 or 5% below comparable publications revenues of $24,073,000 for the prior fiscal year. Investment periodicals and related publications revenues of $11,374,000 for the second quarter of fiscal year 2007 were 4% below comparable publications revenues of $11,898,000 for the second quarter of prior fiscal year. For the first six months of fiscal 2007 print subscription revenues of $17,358,000 were down $1,172,000 or 6% compared to $18,529,000 for the last fiscal year. The decline in print revenues was attributable to the continuing trend of net reductions in circulation of the Company’s print publications. Electronic publications revenues of $5,557,000 for the first six months of fiscal 2007 were level with electronic publications revenues for the same period last fiscal year. Within electronic publications revenues are revenues generated by institutional subscribers and retail subscribers. Institutional revenues increased $276,000 or 15%, while revenues from retail subscribers were down $262,000 or 7%. The decrease in electronic retail publications revenues was attributable primarily to the decrease in circulation within the Company’s software products.

Licensing fees for the first six months of fiscal 2007 of $3,578,000 were up $1,685,000 or 89% compared to $1,893,000 last fiscal year. Licensing fees for the second quarter of fiscal 2007 of $1,767,000 were up 75% compared to $1,008,000 for the second quarter last fiscal year.

Investment management fees and services revenues of $15,643,000 for the six months ended October 31, 2006 were down $267,000, or 2%, compared to the prior fiscal year’s revenues of $15,910,000. Investment management fees and services revenues of $7,604,000 for the second quarter ended October 31, 2006 were 6% below revenues of $8,096,000 for the second quarter last fiscal year. During the six months ended October 31, 2006 investment advisory fees were up 8% primarily due to an increase in the net assets of the Value Line Funds, which was partially offset by fee waivers for certain of the Value Line Funds at October 31, 2006. Total mutual funds net assets as of October 31, 2006 were approximately $3.6 billion compared to $3.48 billion at last quarter end, July 31, 2006, and $3.32 billion as of October 31, 2005.

Operating expenses for the six months ended October 31, 2006 of $23,206,000 were 4% below expenses of $24,243,000 for the previous fiscal year. Total advertising and promotional expenses of $7,051,000 for the first six months of fiscal 2007 were 16% above the prior year’s expenses of $6,076,000. The increase in advertising expenses resulted primarily from the increase in the frequency of marketing campaigns in fiscal 2007 for the Company’s investment periodicals and an increase in fees paid to third party intermediaries. Salaries and employee benefit expenses of $9,166,000 for the six months ended October 31, 2006 were 7% below expenses of $9,858,000 for the prior fiscal year. Production and distribution expenses for the period ended October 31, 2006 of $3,605,000 were level with last fiscal year. In the first six months of fiscal 2007 an increase in expenses due to the outsourcing of certain data collection services and an increase in U.S. postal rates were offset by lower paper and printing costs that resulted from a decrease in circulation of the print products. Office and administrative expenses for the first six months of fiscal 2007 of $3,384,000 were 28% below the prior fiscal year’s expenses of $4,707,000. The decline in administrative expenses was primarily due to a decrease in professional fees.

For the six months ended October 31, 2006, the Company’s income from securities transactions of $1,238,000 was 74% above securities transactions income of $713,000 last fiscal year. The Company’s income from securities transactions of $645,000 for the second quarter of fiscal 2007 was 51% above income of $428,000 for the second quarter last year. Income from securities transactions for the first six months of fiscal 2007 included dividend and interest income of $1,205,000, which was 66% above dividend and interest income of $728,000 for the comparable period of the prior fiscal year due to higher interest rates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s financial statement disclosures.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 at the beginning of fiscal year 2008. Management is evaluating the effect, if any, the adoption of FIN 48 will have on the Company’s financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

The Company’s Consolidated Condensed Balance Sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks. The Company’s significant market risks are primarily associated with interest rates and equity prices. The following sections address the significant market risks associated with the Company’s business activities.

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

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(bp = basis points)
		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease
As of October 31, 2006
Investments in securities with fixed maturities	$48,143	$47,876	$48,211	$47,645	$48,162
As of April 30, 2006
Investments in securities with fixed maturities	$41,585	$41,549	$41,801	$41,514	$41,821

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

The table below summarizes Value Line’s equity price risks as of October 31 and April 30, 2006 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of October 31, 2006	$45,449	30% increase	$59,079	13.05%
		30% decrease	$31,812	(13.05)%

As of April 30, 2006	$46,644	30% increase	$60,637	14.69%
		30% decrease	$32,651	(14.69)%

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	An Annual Meeting of Shareholders of the Registrant was held on August 25, 2006.

(b)	The following were elected Directors:

	Votes Cast

	For	Withheld/Abstain	Total
Jean Bernhard Buttner	9,047,045	330,726	9,377,771
Dr. Edgar A. Buttner	9,049,670	328,101	9,377,771
Howard A. Brecher	9,050,970	326,801	9,377,771
David T. Henigson	9,047,170	330,601	9,377,771
Dr. Herbert Pardes	9,294,259	83,512	9,377,771
Edward J. Shanahan	9,327,998	49,773	9,377,771
Marion Ruth	9,296,259	81,512	9,377,771

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report for the period ended October 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc. (Registrant)

Date: December 15, 2006	By:	/s/ Jean Bernhard Buttner
Jean Bernhard Buttner Chairman & Chief Executive Officer

Date: December 15, 2006	By:	/s/ Mitchell E. Appel
Mitchell E. Appel Chief Financial Officer