Form 10-Q
period 2007-01-31
VALUE LINE INC
filed 2007-03-16
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007

Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Jan. 31,	Apr. 30,
	2007	2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term
investments of $16,840 and $14,885, respectively)	$17,297	$15,331
Trading securities	24,176	22,314
Securities available for sale	68,838	65,915
Accounts receivable, net of allowance for doubtful
accounts of $87 and $72, respectively	2,633	3,037
Receivable from affiliates	2,652	2,917
Prepaid expenses and other current assets	1,544	1,617
Deferred income taxes	88	88

Total current assets	117,228	111,219

Long term assets
Property and equipment, net	5,032	5,406
Capitalized software and other intangible assets, net	1,687	2,589

Total long term assets	6,719	7,995

Total assets	$123,947	$119,214

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,057	$6,186
Accrued salaries	1,393	1,495
Dividends payable	2,995	2,495
Accrued taxes payable	0	560
Unearned revenue	28,853	28,224
Deferred income taxes	8,006	8,436

Total current liabilities	45,304	47,396

Long term liabilities
Unearned revenue	6,232	9,502
Deferred charges	381	381

Total long term liabilities	6,613	9,883

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	55,143	44,256
Treasury stock, at cost (18,400 shares on 1/31/07
and 4/30/06)	(354)	(354)
Accumulated other comprehensive income, net of tax	15,250	16,042

Total shareholders' equity	72,030	61,935

Total liabilities and shareholders' equity	$123,947	$119,214

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended		Nine months ended
	Jan. 31,		Jan. 31,
	2007	2006	2007	2006

Revenues:
Investment periodicals and
related publications	$11,547	$11,890	$34,462	$35,963
Licensing fees	1,711	1,442	5,289	3,335
Investment management fees & services	7,803	8,250	23,446	24,160

Total revenues	21,061	21,582	63,197	63,458

Expenses:
Advertising and promotion	3,928	3,826	10,979	9,902
Salaries and employee benefits	4,755	4,747	13,921	14,605
Production and distribution	1,663	1,712	5,268	5,314
Office and administration	1,856	3,260	5,240	7,967

Total expenses	12,202	13,545	35,408	37,788

Income from operations	8,859	8,037	27,789	25,670
Income from securities transactions, net	2,909	2,858	4,147	3,571

Income before income taxes	11,768	10,895	31,936	29,241
Provision for income taxes	4,576	4,201	12,564	11,514

Net income	$7,192	$6,694	$19,372	$17,727

Earnings per share, basic & fully diluted	$0.72	$0.67	$1.94	$1.78

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months
	ended
	Jan. 31,	Jan. 31,
	2007	2006
Cash flows from operating activities:
Net income	$19,372	$17,727

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,555	1,659
Gains on sales of securities available for sale	(1,984)	(2,430)
Unrealized (gains)/losses on trading securities	(105)	125
Deferred income taxes	37	(44)

Changes in assets and liabilities:
Purchases of trading securities	(1,757)	(4,365)
(Decrease) in unearned revenue	(2,641)	(2,621)
(Decrease) in deferred charges	(63)	(63)
(Decrease)/increase in accounts payable and accrued expenses	(2,066)	706
(Decrease)/increase in accrued salaries	(102)	88
(Decrease) in accrued taxes payable	(560)	0
Decrease in prepaid expenses and other current assets	36	43
Decrease in accounts receivable	404	499
Decrease/(increase) in receivable from affiliates	265	(277)

Total adjustments	(6,981)	(6,680)

Net cash provided by operating activities	12,391	11,047

Cash flows from investing activities:
Proceeds from sales of equity securities	2,061	2,430
Purchases of equity securities	(2,272)	(2,463)
Proceeds from sales of fixed income securities	10,825	9,650
Purchases of fixed income securities	(12,775)	(8,249)
Acquisition of property and equipment	(38)	(64)
Expenditures for capitalized software	(241)	(163)

Net cash (used in)/provided by investing activities	(2,440)	1,141

Cash flows from financing activities:
Dividends paid	(7,985)	(7,485)

Net cash used in financing activities	(7,985)	(7,485)

Net increase in cash and cash equivalents	1,966	4,703
Cash and cash equivalents at beginning of year	15,331	5,971

Cash and cash equivalents at end of period	$17,297	$10,674

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2007
(in thousands, except share amounts)
(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2006	9,981,600	$1,000	$991	($354)		$44,256	$16,042	$61,935

Comprehensive income
Net income					$19,372	19,372		19,372
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities, net of taxes					(792)		(792)	(792)

Comprehensive income					$18,580
Dividends declared						(8,485)		(8,485)

Balance at January 31, 2007	9,981,600	$1,000	$991	($354)		$55,143	$15,250	$72,030

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

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Significant Accounting Policies - Note 1:

The interim condensed consolidated financial statements of Value Line, Inc., together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 27, 2006 and Form 10-K Amended, dated August 18, 2006 for the fiscal year ended April 30, 2006. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Value Line, Inc. is incorporated in New York. Through its subsidiary, Value Line Publishing, Inc. ("VLP"), it publishes investment periodicals and related publications. Value Line, Inc. performs investment management services. Arnold Bernhard & Co., Inc. (the "Parent") owns approximately 86% of the issued and outstanding common stock of Value Line, Inc.

Principles of Consolidation:

The consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:

Depending upon the product, subscriptions fulfillment is available in print, via internet access, and CD-ROM. The length of a subscription varies by product and offer received by the subscriber. Generally, subscriptions are available as trial subscriptions, annual subscriptions and/or multi-year subscriptions. Subscription revenues are recognized on a straight line basis over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long-term liabilities.

Licensing revenues are derived from licensing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, closed-end fund products and exchange traded funds. Value Line earns an asset based licensing fee as specified in the individual licensing agreements. Revenue is recognized monthly over the term of the agreement and will fluctuate as the market value of the underlying portfolio increases or decreases in value.

Investment management fees consist of management fees from the Value Line Mutual Funds ("Value Line Funds"), and from asset management clients. Investment management fees for the mutual funds are earned on a monthly basis as services are performed and the fee is calculated based on average daily net assets of the mutual funds in accordance with each fund's advisory agreements. Investment management fees for the asset management accounts are earned on a monthly basis as services are performed and the fee is calculated on assets in accordance with each of the management agreements.

Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor. Expenses include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus.

Valuation of Securities:

The Company's securities classified as available for sale consist of shares of the Value Line Funds and government debt securities accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The securities reflected in the consolidated condensed financial statements at fair value are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities available for sale are recorded in earnings on trade date and are determined on the identified cost method.

The Company classifies its securities available for sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has assets available for sale to fully satisfy its current liabilities should the need arise.

Trading securities held by the Company and subsidiaries are valued at market with unrealized gains and losses included in earnings.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. Valuation of open-ended mutual fund shares is based upon the publicly quoted net asset value of the shares. The market value of the Company's fixed maturity government debt obligations are determined utilizing quoted market prices.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2007 and April 30, 2006, cash equivalents included $16,520,000 and $14,746,000 respectively, invested in the Value Line money market funds.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Marketable Securities - Note 2:

All securities held in Value Line Securities Inc., as a broker/dealer, are classified as trading securities. Securities held by Value Line, Inc. and its other subsidiaries, which are held with the expectation that they may be sold in under one year, are classified as trading securities. All other investments not classified as trading securities are classified as available-for-sale securities.

Trading Securities:

Trading securities held by the Company at January 31, 2007 had an aggregate cost of $24,159,000 and a market value of $24,176,000. Trading securities held by the Company at April 30, 2006 had an aggregate cost of $22,402,000 and a market value of $22,314,000. Trading securities held by the Company at January 31, 2006 had an aggregate cost of $22,403,000 and a market value of $22,407,000. There were no sales and no realized trading gains or losses during the first nine months of fiscal 2007 and fiscal 2006. Unrealized gains of $105,000 and unrealized losses of $125,000 were included in the Consolidated Condensed Statements of Income for the periods ended January 31, 2007 and January 31, 2006, respectively.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Securities Available for Sale:

Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $23,912,000 and the market value was $47,661,000 at January 31, 2007. The aggregate cost of the equity securities classified as available for sale was $21,635,000 and the market value was $46,644,000 at April 30, 2006. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets were $23,750,000 and $25,009,000, net of deferred taxes of $8,360,000 and $8,804,000, as of January 31, 2007, and April 30, 2006, respectively. The proceeds and realized capital gains from sales of equity securities classified as available for sale during the first nine months of fiscal 2007 and 2006 were $2,061,000 and $2,430,000, respectively, of which $2,061,000 and $2,355,000 representing capital gain distributions from the Value Line Funds were reclassified to earnings from Accumulated Other Comprehensive Income. In fiscal 2006, proceeds and capital gains included $75,000 from an installment sale of an investment in a privately held Company.

The decrease in gross unrealized holding gains on these securities of $1,260,000, net of deferred taxes of $443,000, were included in Shareholders' Equity at January 31, 2007. The net increase in gross unrealized holding gains on these securities of $5,244,000, net of deferred taxes of $1,835,000, were included in Shareholders' Equity at January 31, 2006.

Government Debt Securities:

Government debt securities consist of federal, state, and local government securities within the United States. The Company's investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at January 31, 2007 for the government debt securities classified as available for sale were as follows:

	(In Thousands)
	Historical	Fair	Gross Unrealized
Maturity	Cost	Value	Holding Losses
Due in less than 2 years	$5,304	$5,138	($166)
Due in 2-5 years	16,088	16,039	(49)
Total investment in debt securities	$21,392	$21,177	($215)

The aggregate cost and fair value at April 30, 2006 for the government debt securities classified as available for sale were as follows:

	(In Thousands)
	Historical	Fair	Gross Unrealized
Maturity	Cost	Value	Holding Losses
Due in less than 2 years	$10,778	$10,641	($137)
Due in 2-5 years	8,745	8,630	(115)
Total investment in debt securities	$19,523	$19,271	($252)

The unrealized losses of $215,000 and $252,000 in the government debt securities net of deferred income tax benefits of $76,000 and $89,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of January 31, 2007 and April 30, 2006.

The average yield on the government debt securities classified as available for sale for the nine months ended January 31, 2007 and 2006 was 3.96% and 2.88%, respectively.

Proceeds from sales of government debt securities classified as available for sale were $10,825,000 and $9,650,000 during the nine months ended January 31, 2007 and 2006, respectively. There was a loss of $77,000 on sales of government debt securities during the first nine months of fiscal 2007. There were no related gains or losses on sales of government debt securities during the first nine months of fiscal 2006.

For the nine months ended January 31, 2007, and 2006, income from securities transactions also included $715,000 and $358,000 of dividend income; $1,379,000 and $957,000 of interest income; and $36,000 and $11,000 of related interest expense, respectively.

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Supplemental Disclosure of Cash Flow Information - Note 3:

Cash payments for income taxes were $13,115,000 and $11,406,000 during the nine months ended January 31, 2007 and 2006, respectively.

Employees' Profit Sharing and Savings Plan - Note 4:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $963,000 and $911,000 for the nine months ended January 31, 2007 and 2006, respectively.

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

At January 31, 2007 and April 30, 2006 the Company held both equity securities and the government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

	(In Thousands)
Nine months ended January 31, 2007	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Unrealized Gains on Securities:
Unrealized Holding Gains arising during the period	$761	($268)	$493
Add: Reclassification of losses realized in net income	77	(27)	50
Less: Reclassification of adjustments for gains realized in net income	(2,061)	726	(1,335)
Other Comprehensive income	($1,223)	$431	($792)

Nine months ended January 31, 2006
Unrealized Gains on Securities:
Unrealized Holding Gains arising during the period	$7,303	($2,563)	$4,740
Add: Reclassification of adjustments for losses realized in net income	129	(45)	84
Less: Reclassification of adjustments for gains realized in net income	(2,355)	829	(1,526)
Other Comprehensive income	$5,077	($1,779)	$3,298

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

For the nine months ended January 31, 2007 and 2006 investment management fees and 12b-1 service and distribution fees amounted to $22,608,000 and $23,362,000, respectively, which included fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $5,603,000 and $7,498,000 earned by VLS. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $2,539,000, and $2,751,000 at January 31, 2007 and April 30, 2006, respectively.

For the nine months ended January 31, 2007 and 2006, total management fee waivers were $191,318 and $0, respectively, and service and distribution fee waivers were $2,228,554 and $76,000, respectively.

As of January 31, 2007, the Company had $47,661,000 invested in the Value Line equity funds and $16,520,000 in the Value Line Cash Fund. Combined, this represents approximately 1.8% of total fund assets at January 31, 2007. Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.

For the nine months ended January 31, 2007 and 2006, the Company was reimbursed $807,000 and $700,000, respectively, for payments it made on behalf of and services it provided to the Parent. At January 31, 2007, and April 30, 2006, Receivables from affiliates included a Receivable from the Parent of $39,000 and $154,000, respectively.

From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. For the quarter ended January 31, 2007, the Parent did not purchase any additional shares in the market.

Federal, State and Local Income Taxes - Note 7:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Nine months ended January 31,
	2007	2006
	(in thousands)
Current:
Federal	$9,985	$9,492
State and local	2,647	2,210
	$12,632	$11,702
Deferred:
Federal	($38)	($271)
State and local	(30)	83
	($68)	($188)

Total:	$12,564	$11,514

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

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Business Segments - Note 8:

The Company operates two reportable business segments: Publishing & Licensing and Investment Management. The Publishing & Licensing segment produces investment related periodicals in both print and electronic form, and licensing fees for Value Line proprietary ranking system information and Value Line trademarks. The Investment Management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Nine months ended January 31, 2007
	Publishing &	Investment
	Licensing	Management	Total

Revenues from external customers	$39,751	$23,446	$63,197
Intersegment revenues	83	-	83
Income from securities transactions	131	2,992	3,123
Depreciation and amortization	1,490	55	1,545
Segment profit	15,831	11,969	27,800
Segment assets	18,304	77,784	96,088
Expenditures for segment assets	275	4	279

	Nine months ended January 31, 2006
	Publishing &	Investment
	Licensing	Management	Total

Revenues from external customers	$39,298	$24,160	$63,458
Intersegment revenues	64	-	64
Income from securities transactions	124	327	451
Depreciation and amortization	1,581	66	1,647
Segment profit	13,408	12,274	25,682
Segment assets	17,490	73,937	91,427
Expenditures for segment assets	227	-	227

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

	(in thousands)
	Nine months ended January 31,
	2007	2006
Revenues
Total revenues for reportable segments	$63,280	$63,522
Elimination of intersegment revenues	(83)	(64)
Total consolidated revenues	$63,197	$63,458

Segment profit
Total profit for reportable segments	30,923	26,133
Add: Income from securities transactions
related to corporate assets	1,024	3,120
Less: Depreciation related to corporate assets	(11)	(12)
Income before income taxes	$31,936	$29,241

Assets
Total assets for reportable segments	96,088	91,427
Corporate assets	27,859	20,865
Consolidated total assets	$123,947	$112,292

VALUE LINE, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Contingencies - Note 9:

On September 17, 2003 the Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The action was settled in November 2004 without a material adverse effect on the Company. A related entity of the defendant in the New York action brought suit against the Company and certain Directors in Federal Court in Texas in March, 2004 based on the same transaction. On the Company's motion, that action was transferred from Texas to New York. In November 2006, a written agreement was reached to resolve the remaining issues without any material adverse effect on the Company's consolidated results of operations and financial condition.

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

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company had working capital as of January 31, 2007 of $71,924,000. Cash and short term securities as of January 31, 2007 totaled $86,135,000. Within cash and short term securities, $47,657,000 is invested in the Value Line equity funds and $16,520,000 in the Value Line cash fund.

The Company’s cash flow from operations of $12,391,000 for the nine months ended January 31, 2007 was 12% higher than fiscal 2006’s cash flow of $11,047,000. The increase in cash flow from operations was primarily due to lower purchases of trading securities in fiscal 2007 compared to the prior fiscal year. Net cash outflows of $2,440,000 from investing activities during the first nine months of fiscal 2007 primarily resulted from purchases of fixed income securities. This compared to net cash inflows of $1,141,000 from investing activities last fiscal year. Cash used in financing activities of $7,985,000 for the nine months ended January 31, 2007 was 7% higher than fiscal 2006 since Value Line increased the dividend paid on common stock by 20% in fiscal 2007.

From time to time, the Parent has purchased additional shares of Value Line, Inc. in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. For the quarter ended January 31, 2007, the Parent did not make any additional purchases of Value Line, Inc. shares.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2007.

Results of Operations

Net income for the nine months ended January 31, 2007 of $19,372,000 or $1.94 per share was $1,645,000 or 9% above net income of $17,727,000 or $1.78 per share in fiscal year 2006. Net income for the third quarter ended January 31, 2007 of $7,192,000 or $0.72 per share was $498,000 or 7% above net income of $6,694,000 or $0.67 per share in fiscal year 2006. Operating income of $27,789,000 for the nine months ended January 31, 2007 was $2,119,000 or 8% above operating income of $25,670,000 last fiscal year. Operating income of $8,859,000 for the three months ended January 31, 2007 was 10% above operating income of $8,037,000 for the comparable period last fiscal year. The Company’s income from securities transactions of $4,147,000 for the first nine months of fiscal 2007 was 16% above last year’s. Shareholders’ equity of $72,030,000 at January 31, 2007 was 25% higher than shareholders’ equity of $57,683,000 at January 31, 2006.

Investment periodicals and related publications revenues of $34,462,000 for the first nine months of fiscal year 2007 were $1,501,000 or 4% below comparable publications revenues of $35,963,000 for the prior fiscal year. Investment periodicals and related publications revenues of $11,547,000 for the third quarter of fiscal year 2007 were 3% below comparable publications revenues of $11,890,000 for the third quarter of prior fiscal year. For the first nine months of fiscal 2007 print subscription revenues of $25,827,000 were down $1,896,000 or 7% compared to $27,723,000 last fiscal year. The decline in print revenues was attributable to the continuing trend of net reductions in circulation of the Company’s print publications. Electronic publications revenues of $8,635,000 for the first nine months of fiscal 2007 were $395,000 or 5% above electronic publications revenues of $8,240,000 for the same period last fiscal year. Within electronic publications revenues are revenues generated by institutional subscribers and retail subscribers. Institutional revenues increased $747,000 or 28%, while revenues from retail subscribers were down $352,000 or 6%. The decrease in electronic retail publications revenues was attributable primarily to the decrease in circulation within the Company’s software products.

Licensing fees for the first nine months of fiscal 2007 of $5,289,000 were up $1,954,000 or 59% compared to $3,335,000 last fiscal year. Licensing fees for the third quarter of fiscal 2007 of $1,711,000 were up 19% compared to $1,442,000 for the third quarter last fiscal year.

Investment management fees and services revenues of $23,446,000 for the nine months ended January 31, 2007 were down $714,000, or 3%, compared to the prior fiscal year’s revenues of $24,160,000. Investment management fees and services revenues of $7,803,000 for the third quarter ended January 31, 2007 were 5% below revenues of $8,250,000 for the third quarter last fiscal year. During the nine months ended January 31, 2007 investment management fees were up 7% primarily due to an increase in the net assets of the Value Line Funds, which is net of fee waivers for certain of the Value Line Funds at January 31, 2007. For the nine months ended January 31, 2007 and 2006, total management fee waivers are $191,318 and $0, respectively, and service and distribution fee waivers are $2,228,554 and $76,000, respectively.

	January 31, 2007	January 31, 2006	Change In Assets
Equity Funds	$3,203,166,555	$3,122,984,467	$80,182,088	2.6%
Fixed Income Funds	293,707,471	326,451,588	($32,744,118)	-10.0%
Cash Funds	179,668,090	154,955,436	$24,712,654	15.9%
	$3,676,542,116	$3,604,391,491	$72,150,625	2.0%

Operating expenses for the nine months ended January 31, 2007 of $35,408,000 were 6% below expenses of $37,788,000 for the previous fiscal year. Total advertising and promotional expenses of $10,979,000 for the first nine months of fiscal 2007 were 11% above the prior year’s expenses of $9,902,000. The increase in advertising expenses resulted primarily from the increase in the frequency of marketing campaigns in fiscal 2007 for the Company’s investment periodicals and an increase in fees paid to third party intermediaries. Salaries and employee benefit expenses of $13,921,000 for the nine months ended January 31, 2007 were 5% below expenses of $14,605,000 for the prior fiscal year. Production and distribution expenses for the period ended January 31, 2007 of $5,268,000 were level with last fiscal year. In the first nine months of fiscal 2007 an increase in expenses due to the outsourcing of certain data collection services and an increase in U.S. postal rates were offset by lower paper and printing costs that resulted from a decrease in circulation of the print products. Office and administrative expenses for the first nine months of fiscal 2007 of $5,240,000 were 34% below the prior fiscal year’s expenses of $7,967,000. The decline in administrative expenses was primarily due to a decrease in professional fees.

For the nine months ended January 31, 2007, the Company’s income from securities transactions of $4,147,000 was 16% above securities transactions income of $3,571,000 last fiscal year. The Company’s income from securities transactions of $2,909,000 for the third quarter of fiscal 2007 was 2% above income of $2,858,000 for the third quarter last year. Income from securities transactions for the first nine months of fiscal 2007 included dividend and interest income of $2,094,000, which was 59% above dividend and interest income of $1,315,000 for the comparable period of the prior fiscal year due to higher interest rates. Capital gains, net of capital losses during the first nine months of fiscal 2007 were $2,089,000, of which $2,061,000 represented distributions from the Value Line Mutual Funds. This compares to capital gains, net of capital losses, of $2,310,000 during the first nine months of fiscal 2006, of which $2,355,000 represented distributions from the Value Line Mutual Funds and $75,000 from an installment sale of an investment in a privately held Company.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 at the beginning of fiscal year 2008. Management is evaluating the effect, if any, the adoption of FIN 48 will have on the Company’s financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

The Company’s Consolidated Condensed Balance Sheets include a substantial amount of assets whose fair values are subject to market risks. The Company’s significant market risks are primarily associated with interest rates and equity prices. The following sections address the significant market risks associated with the Company’s business activities.

Interest Rate Risk

The Company’s management prefers to invest in liquid debt securities with extremely low credit risk. The Company’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing in 1 to 5 years.

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

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp = basis points)
		6 mos.	6 mos.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease
As of January 31, 2007 Investments in securities with fixed maturities	$45,353	$45,121	$45,373	$44,760	$45,345
As of April 30, 2006 Investments in securities with fixed maturities	$41,585	$41,549	$41,801	$41,514	$41,821

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

The table below summarizes Value Line’s equity price risks as of January 31, 2007 and April 30, 2006 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of January 31, 2007	$47,661	30% increase	$61,959	12.90%
		30% decrease	$33,362	(12.90)%

As of April 30, 2006	$46,644	30% increase	$60,637	14.69%
		30% decrease	$32,651	(14.69)%

Item 4. CONTROLS AND PROCEDURES

(a)
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely regarding disclosure.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)
The registrant’s principal executive officer and principal financial officer have determined that there have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 9 (Contingencies) of the consolidated condensed financial statements for discussion of legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2006.

Item 6. Exhibits

31.1 Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report for the period ended January 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc. (Registrant)

Date: March 16, 2007	By:	/s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: March 16, 2007	By:	/s/ Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer