Form 10-K
period 2007-04-30
VALUE LINE INC
filed 2007-07-20
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission file number: 0-11306

VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 East 42nd Street, New York, New York	10017-5891
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 907-1500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2006, was $71,997,780.

There were 9,981,600 shares of the registrant’s Common Stock outstanding at June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Shareholders, to be held on August 30, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	dependence on key personnel;

•	maintaining revenue from subscriptions for the Company’s products;

•	protection of intellectual property rights;

•	changes in market and economic conditions;

•	fluctuations in the Company’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;

•	dependence on Value Line Funds for investment management and related fees;

•	competition in the fields of publishing, licensing and investment management;

•	the impact of government regulation on the Company’s business and the uncertainties of litigation and regulatory proceedings;

•	terrorist attacks; and

•	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors”, and other risks and uncertainties from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. BUSINESS.

Value Line, Inc. (the "Company" or “Value Line”), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co.").

The Company's primary businesses are:

•	Producing investment related periodical publications

•	Licensing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products

•	Providing investment management and distribution services to the Value Line Funds, institutions and individual accounts and providing distribution services to the Value Line Funds.

The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

A. Investment Related Periodicals & Publications

The investment related periodicals offered by Value Line Publishing Inc. (“VLP”), a wholly owned subsidiary of the Company, cover a broad spectrum of investments including stocks, mutual funds, options, convertible securities, and exchange traded funds (“ETFs”). The Company’s services are of interest to individual and professional investors, as well as to institutions including municipal and university libraries and investment firms. The services generally fall into four categories:

•	Comprehensive reference periodical publications

•	Targeted, niche periodical newsletters

•	Investment analysis software

•	Current and historical financial databases

The comprehensive services (The Value Line Investment Survey, The Value Line Investment Survey-Small and Mid-Cap Edition, The Value Line 600, and The Value Line Mutual Fund Survey) provide both statistical and text coverage of a large number of investment securities, with an emphasis placed on Value Line’s proprietary statistical rankings. The Value Line Investment Survey is the Company’s premier service published each week and covering approximately 1,700 stocks.

The niche newsletters (The Value Line Special Situations Service, Value Line Select, The Value Line No-Load Fund Advisor, The Value Line Convertibles Survey, Value Line Daily Options, and Value Line ETF Survey) provide information on a less comprehensive basis for securities that the Company believes will be of interest to subscribers. Certain of these services make use of Value Line’s proprietary statistical rankings.

Investment analysis software (The Value Line Investment Analyzer and Mutual Fund Survey for Windows®) includes data sorting and filtering tools. In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, Convertibles and Mutual Funds) via CD-ROM or online.

Value Line offers online versions of most of its products at the Company’s website, www.valueline.com. Subscribers to the print versions generally receive free access to the corresponding online versions. The most comprehensive of the Company’s online efforts is The Value Line Research Center, which allows subscribers to access most of the investment services the Company publishes at a packaged price, but only via the Internet.

The print and electronic services include, but are not limited to the following:

The Value Line Investment Survey®

The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based primarily on computer-generated statistics of financial results and stock price performance. Two of the evaluations for covered stocks are "Timeliness™" and "Safety™.” Timeliness relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative financial strength and its stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant. The Value Line Investment Survey is also referred to as The Value Line Investment Survey - Standard Edition.

The Value Line Investment Survey - Small and Mid-Cap Edition

The Value Line Investment Survey - Small and Mid-Cap Edition is a weekly publication introduced in 1995 that provides detailed descriptions of approximately 1,800 small and medium-capitalization stocks, many listed on NASDAQ, beyond the approximately 1,700 stocks of larger-capitalization companies covered in The Value Line Investment Survey - Standard Edition. Like The Value Line Investment Survey, the Small and Mid-Cap Edition has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey - Standard Edition. A combined Index, published quarterly, allows subscribers to easily locate a specific stock among the approximately 3,500 stocks covered.

One unique feature in the Small and Mid-Cap Edition is The Performance Ranking System. It incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,800 stocks in the Small and Mid-Cap Edition. The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to 12 months.

The principal differences between the Small and Mid-Cap Edition and The Value Line Investment Survey’s Standard Edition are that the Small and Mid-Cap Edition does not include Value Line’s Timeliness Ranks, financial forecasts, analyst comments, or a Selection & Opinion section. These modifications allow VLP to offer this service at a relatively low price.

The Value Line Mutual Fund Survey

The Value Line Mutual Fund Survey is published once every three weeks and was introduced in 1993. It provides full-page profiles of about 700 mutual funds and condensed coverage of about 1,250 funds. Every three weeks, subscribers receive an updated issue, containing over 200 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of about 2,000 funds, as well as articles on investment trends and developments of concern to mutual fund investors. Funds are ranked for both risk and overall risk-adjusted performance, using strictly quantitative means. The Value Line Mutual Fund Survey also includes annual profiles and analyses on 100 of the nation's major fund families.

The Value Line No-Load Fund Advisor

The Value Line No-Load Fund Advisor is a 32-page monthly newsletter featuring no-load and low-load, open-end mutual funds. It was introduced in 1994. Each issue offers strategies for maximizing total return, and model portfolios for a range of investor profiles. It also includes information about retirement planning, industry news, and specific fund reviews. A full statistical review, including latest performance, rankings, and sector weightings, is updated each month on 600 leading no-load and low-load funds.

The Value Line Special Situations Service

The Value Line Special Situations Service concentrates on fast-growing, smaller companies whose stocks are perceived by VLP analysts as having exceptional appreciation potential. It was introduced in 1951.

The Value Line Options Survey

The Value Line Options Survey is a semi-monthly service that evaluates and ranks for expected performance approximately 8,000 U.S. equity options. It was introduced in 1973. An electronic version of this product, The Value Line Daily Options Survey (available over the Internet), was introduced during fiscal 1995. An enhanced version was introduced in fiscal 2002. It evaluates and ranks U.S. equity options (approximately 130,000). Features include an interactive database and a new spreadsheet.

The Value Line Convertibles Survey

Introduced in 1972, the Value Line Convertibles Survey is a semi-monthly print and online service that evaluates and ranks approximately 660 convertible securities (bonds and preferred stocks) and approximately 100 warrants for future market performance. The Value Line Electronic Convertibles, which was introduced in 2001, provides daily price updates and analysis online.

Value Line Select

Value Line Select, a monthly publication, was first published in 1998. It focuses each month on a company that senior VLP analysts have chosen. Recommendations are backed by in-depth research and are subject to ongoing monitoring.

The Value Line 600

The Value Line 600 is a monthly service, which contains full-page reports on approximately 600 stocks. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. Since it was introduced in fiscal 1996, it has proven to be popular among investors who want the same type of analysis provided in The Value Line Investment Survey, but who do not want or need coverage of the approximately 1,700 companies contained in that publication. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics.

Value Line Investment Analyzer

Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 350 data fields for about 8,000 stocks, industries and indices, including the approximately 1,700 stocks covered in VLP’s benchmark publication, The Value Line Investment Survey.

Value Line Investment Analyzer allows subscribers to search over 350 data fields and apply more than 60 charting and graphing variables for comparative research. In addition to containing digital replicas of the entire Value Line Investment Survey, the Analyzer includes daily data updates through its integration with the Value Line databases via Internet connection. The software includes a portfolio module that lets users create and track their own stock portfolios in depth and up to ten years of historical financial data for scrutinizing performance, risk, yield and return.

Value Line Mutual Fund Survey for Windows®

Value Line Mutual Fund Survey for Windows®, a monthly CD-ROM product with weekly internet updates, is the electronic version of The Value Line Mutual Fund Survey. The program features powerful sorting and filtering analysis tools. It includes features such as style attribution analysis, a portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets. Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

Value Line DataFile

Value Line DataFile contains current and historic annual and quarterly financial records for about 7,600 active companies and over 5,000 companies that no longer exist in nearly 100 industries. DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold to the institutional market. Value Line DataFile II, which includes less historical data, is also available. This version complies with Microsoft Access. In fiscal 1997, VLP introduced the Value Line Mutual Fund DataFile. It covers about 13,000 mutual funds with up to 20 years of historical data with almost 200 data fields. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial data and projections of stock-price ranges on companies covered in The Value Line Investment Survey, as well as a Convertible Securities File and custom services.

Value Line Research Center

The Value Line Research Center, an internet-only service, provides on-line access to certain of VLP’s leading publications covering stocks, mutual funds, and options and convertible securities as well as special situation stocks. This service includes full online subscriptions to The Value Line Investment Survey, The Value Line Mutual Fund Survey, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap Edition, The Value Line Convertibles Survey, The Value Line Special Situations Service and Value Line ETF Survey.

B. Licensing Programs

The Company has licensed for fees certain trademarks and proprietary information for products, including unit investment trusts, annuity trusts, managed accounts and exchange traded funds. The sponsors of these products act as wholesalers and distribute the products by syndicating them through an extensive network of national and regional brokerage firms. These broad marketing networks are assembled and re-assembled each time that a product is introduced into the retail marketplace by a licensed product sponsor.

The sponsors of these various products will typically license one or more proprietary ranking systems, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios. The sponsors are also given permission to associate Value Line trademarks with the products. Value Line collects a licensing fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio. Since these fees are based on the market value of the respective portfolio, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

Value Line’s primary licensed products have been structured as Unit Investment Trusts, Exchange Traded Funds, Closed-end Funds (all three of which have now been converted into Exchange Traded Funds) and other types of managed products, all of which have in common some degree of reliance on ranking systems for their portfolio creation.

Examples of Value Line’s licensing methodology can be found in the following five Value Line indexed Exchange Traded Fund portfolios now listed on the American Stock Exchange:

First Trust Value Line Dividend Fund (FVD)

The FVD portfolio seeks to provide total return through a combination of current income and capital appreciation by investing in stocks selected by the third party licensee from among U.S. exchange listed securities of companies that pay above average dividends and have the potential for capital appreciation.

First Trust Value Line 100 (FVL)

FVL’s objective is to provide capital appreciation. It seeks to outperform the S&P 500 Index by adhering to a disciplined strategy of investing in a diversified portfolio of the 100 common stocks ranked #1 using Value Line's Timeliness Ranking System. This fund was a closed end fund that became an ETF in June 2007.

First Trust Value Line Equity Allocation Fund (FVI)

The FVI portfolio invests in a subset of the #1 and #2 ranked stocks per the Value Line Timeliness, Safety, and Technical Ranking Systems. The third party licensee purchases stocks in the index generated by the Company with the objective of capital appreciation.

PowerShares Value Line Timeliness Select Fund (PIV)

The PIV portfolio is constructed as an Index of 50 stocks within the 100 Rank #1 Timeliness stocks which factors Value Line Safety and Technical ranks into the portfolio selection process.

PowerShares Value Line Industry Rotation Fund (PYH)

The PYH portfolio contains 50 stocks chosen from the highest ranked stocks for Timeliness from each of the top 50 industries based on Industry Timeliness ranks, and the second highest ranked stocks for Timeliness from each of the top 25 industries based on Industry Timeliness ranks. The total number of stocks held by the Index is 75 stocks.

Total assets managed by third parties participating in licensing programs were $6.4 billion as of April 30, 2007.

C. Investment Management Services

As of April 30, 2007, the Company was the investment adviser for 14 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly owned subsidiary of the Company, acts as distributor for the Value Line Mutual Funds (“Value Line Funds”). State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets and provides fund accounting and administrative services to the Value Line Funds. Shareholder services for the Value Line Funds are provided by Boston Financial Data Services, an affiliate of State Street, which is not related to the Company.

Total net assets of the Value Line Funds at April 30, 2007, were:

(in thousands)

The Value Line Fund, Inc.	$196,644
Value Line Income and Growth Fund, Inc.	373,961
Value Line Premier Growth Fund, Inc.	523,493
Value Line Larger Companies Fund, Inc.	298,743
The Value Line Cash Fund, Inc.	177,788
Value Line U.S. Government Securities Fund, Inc.	91,314
Value Line Centurion Fund, Inc.	284,548
The Value Line Tax Exempt Fund, Inc.	107,073
Value Line Convertible Fund, Inc.	33,678
Value Line Aggressive Income Trust	36,733
Value Line New York Tax Exempt Trust	22,788
Value Line Strategic Asset Management Trust (“SAM”)	634,557
Value Line Emerging Opportunities Fund, Inc.	840,641
Value Line Asset Allocation Fund, Inc.	131,973
$3,753,934

The schedule below provides a breakdown of the major distribution channels for the Value Line Funds in terms of assets and shareholders.

Fund Categories	Aggregate Asset Levels	Percentage of Assets in Category	Shareholder Accounts	Percentage of Shareholder Accounts in Category
Guardian SAM and Centurion Funds	$919,105,000	24.4%	47,561	24.2%
Value Line Funds direct accounts	$1,539,545,000	41.1%	65,723	33.6%
Value Line Funds omnibus accounts	$1,295,284,000	34.5%	82,902	42.2%
Total	$3,753,934,000	100.0%	196,186	100.0%

Investment management fees and service and distribution fees vary among the funds and may be subject to certain limitations. Each mutual fund may use "Value Line" in its name only so long as the Company acts as its investment adviser.

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

D. Wholly-Owned Operating Subsidiaries

Wholly owned subsidiaries of the Company include VLP, Value Line Securities, Inc. (“VLS”), Vanderbilt Advertising Agency, Inc. (“VAA”), Compupower Corporation (“CPWR”) and Value Line Distribution Center (“VLDC”).

1. VLP is the publishing unit for the investment related periodical publications.

2. VAA places advertising on behalf of the Company's publications, investment advisory services, and mutual funds.

3. CPWR provides computerized subscription fulfillment services and subscriber relations services for VLP publications.

4. VLS is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. VLS is the distributor for the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). VLS receives service and distribution fees, pursuant to rule 12b-1 of the Investment Company Act of 1940 from certain Value Line Funds. The 12b-1 plan is a compensatory plan and the fees payable to VLS under the 12b-1 plan are payable without regard to actual expenses incurred, which means the distributor may earn a profit under the plan.

5. VLDC primarily handles all of the mailings of the publications to VLP’s subscribers. Additionally, VLDC provides office space for Compupower’s subscriber relations and data processing departments, and provides a disaster recovery site for the New York operations.

E. Trademarks

The Company holds trademark and service mark registrations for various names in multiple countries. Value Line believes that these trademarks and service marks provide significant value to the Company and are an important factor in the marketing of its products and services.

F. Investments

The Company invests in the Value Line Funds, fixed income government obligations and other marketable securities. As of April 30, 2007, the Company had $49,716,000 invested in the Value Line equity funds and $19,868,000 in the Value Line money market fund. Combined, this represents approximately 1.9% of total Value Line Funds net assets at April 30, 2007.

G. Employees

At April 30, 2007, the Company and its subsidiaries employed 206 people.

The Company, its affiliates, officers, directors and employees, may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company's publications. Analysts are not permitted to own securities of the companies they cover. The Company has adopted rules requiring monthly reports of securities transactions by employees for their respective accounts and restricting trading in various types of securities in order to avoid possible conflicts of interest.

H. Principal Business Segments

The information with respect to revenues from external customers and profit and loss of the Company's identifiable principal business segments is incorporated herein by reference to Note 9 of the Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company's assets identifiable to each of its principal business segments were as follows:

	April 30,
	2007	2006	2005
	(in thousands)
Investment Periodicals, Related
Publications and Licensing	$18,976	$14,861	$14,871
Investment Management	80,581	81,762	44,409
Corporate Assets	29,406	22,591	39,585
	$128,963	$119,214	$98,865

I. Competition

The investment management and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. The Internet has increased the amount of competition in the form of free and paid investment research on the Internet, and the prevalence of broker “platforms” permitting easy transfer of assets among mutual funds and other investment vehicles.

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2007), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Jean Bernhard Buttner	72	Chairman of the Board, President and Chief Executive Officer of the Company and AB&Co. Chairman of the Board and President of each of the Value Line Funds.

Mitchell E. Appel	36
Chief Financial Officer since September 2005; Treasurer from June to September 2005; Chief Financial Officer, Circle Trust Company from January 2003 to May 2005; Vice President - Finance, Orbitex Financial Services Group and Treasurer of Orbitex Group of Funds from 2000 to 2002.

Howard A. Brecher	53
Chief Legal Officer, Vice President and Secretary; Assistant Treasurer and Assistant Secretary of each of the Value Line Funds since 2005; Vice President, Secretary, Treasurer and General Counsel of AB&Co.

David T. Henigson	49	Vice President; Chief Compliance Officer; Vice President, Secretary, and Chief Compliance Officer of each of the Value Line Funds; Vice President of AB&Co.

Stephen R. Anastasio	48	Treasurer of the Company and each of the Value Line Funds since September 2005; Chief Financial Officer from 2003 to September 2005; Corporate Controller until 2003.

WEB SITE ACCESS TO SEC REPORTS

The Company’s Internet site address is www.valueline.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the “View Recent Value Line Financials” page under the “About Value Line” tab of the Company’s Internet site as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission. All Company filings are also available on the SEC Internet site, www.sec.gov as soon as reasonably practicable after electronic filing.

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

The Company and its subsidiaries rely on the efforts of its executives and professional staff. Its future success relies upon its ability to retain and recruit qualified professionals and executives. While the Company has back-up staff for most positions it is never-the-less possible that the loss of the services of key personnel could have an adverse effect on the Company because it could jeopardize its performance.

If the Company does not maintain subscription revenue, its operating results could suffer.

A substantial portion of the Company’s revenue is generated from subscriptions including print and electronic. VLP’s trial and full term subscriptions are typically paid in advance by subscribers. Unearned revenues are accounted for on the balance sheet of the Company. The backlog of orders is primarily generated through renewals and new subscription marketing efforts as the Company deems appropriate. Future results will depend on the renewal of existing subscribers and obtaining new subscriptions for the investment publications. The availability of free or low cost information on the Internet could negatively impact demand for VLP’s publications or impact its pricing. Licensing agreements are based on market interest in the respective proprietary information. If the sales of the Company’s publications or royalties from proprietary information decline, its operating results could suffer.

Failure to protect our intellectual property rights and proprietary information could harm the Company’s ability to compete effectively and could negatively affect operating results.

The Company’s trademarks and tradename protection are important assets to the Company. Although our trademarks are registered in the United States and in certain foreign countries, we may not always be successful in asserting global trademark or tradename protection. In the event that other parties infringe on our intellectual property rights and we are not successful in defending our intellectual property rights, the result may be a dilution in the value of the Company’s brands in the marketplace. If the value of our brands becomes diluted, or if competitors introduce brands that cause confusion with our brands in the marketplace, it could adversely affect the value that our customers associate with our brands, and thereby negatively impact our sales. Any infringement of our intellectual property rights would also likely result in a commitment of Company resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our intellectual property rights and we may not be able successfully to resolve such claims.

Adverse changes in market and economic conditions could lower demand for the Company’s products and services.

The Company provides its products and services to individual investors, financial advisors, and institutional clients. Adverse conditions in the financial and securities markets may have an impact on the Company’s investment management revenues, securities income, subscriptions, and licensing services which could cause material changes in the Company’s operating results.

The Company’s assets under management, which impact revenue, are subject to fluctuations based on market conditions and individual fund performance.

Financial market declines and/or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. Major sources of investment management revenue for the Company (i.e., investment management and service and distribution fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions would reduce fee income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Good performance of managed assets relative to both competing products and benchmark indices generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance of managed assets relative to both competing products and benchmark indices tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to the Company. Poor performance could, therefore, have a material adverse effect on the Company’s business and results of operations.

The Company derives almost all of its investment management fees from the Value Line Funds.

The Company is dependent upon management contracts and service and distribution contracts with the Value Line Funds under which these fees are paid. As required in the mutual fund industry, the Board of Directors of the Value Line Funds, a majority of whom are independent of the Company, may elect to terminate such contracts. If any of these contracts are terminated, not renewed, or amended to reduce fees, the Company’s financial results may be adversely affected.

The Company is in the highly competitive fields of publishing and investment management.

The Company competes with a large number of domestic and foreign investment management firms, broker-dealers and investment publishing firms offering competing products and services. Many of its competitors have greater resources and assets under management. The absence of significant barriers to entry by new investment management firms in the mutual fund industry increases competitive pressure. Entry barriers in publishing investment periodicals have been reduced by the minimal cost structure of the Internet and other technologies. Competition is based on various factors, including business reputation, investment performance, quality of service, marketing, distribution services offered, the range of products offered and fees charged. Since the Company is smaller than other companies in some of its product segments, adverse business developments may have an impact on the Company’s operating results.

Government regulations, any changes to government regulations, and regulatory proceedings and litigation may adversely impact the business of the Company.

Changes in legal, regulatory, accounting, tax and compliance requirements could have an effect on the Company’s operations and results, including but not limited to increased expenses and restraints on marketing certain funds and other investment products offered by the Company. Value Line, Inc. is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. VLS is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. Each Value Line Fund is a registered investment company under the Investment Company Act of 1940. This Act requires numerous compliance measures, which must be observed, and involves regulation by the Securities and Exchange Commission. As well, each fund and its shareholders may face adverse tax consequences if the Value Line Funds are unable to maintain qualification as registered investment companies under the Internal Revenue Code of 1986, as amended. Those laws and regulations generally grant broad administrative powers to regulatory agencies and bodies such as the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. If these agencies and bodies believe that the Company and its subsidiaries or the Value Line Funds have failed to comply with these laws and regulations, these agencies and bodies have the power to impose sanctions. The Company and the Value Line Funds, like other companies, can also face lawsuits by private parties and the Company along with its directors and officers have been sued from time to time. Regulatory proceedings and lawsuits are subject to uncertainties, and the outcomes are difficult to predict. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could adversely affect the business and operations of the Company and the Value Line Funds. An adverse resolution of any regulatory proceeding or lawsuit against the Company, its directors, officers, or its subsidiaries could result in substantial costs or reputational harm to the Company and its subsidiaries or to the Value Line Funds and have a material adverse effect on the business and operations of the Company or the Value Line Funds.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

The Company leases approximately 64,000 square feet of office space at 220 East 42nd Street in New York. The lease expires May 2013. In addition to the New York, NY office space, the Company owns a warehouse facility with approximately 85,000 square feet in New Jersey. The facility primarily serves the distribution operations for the various Company publications and the fulfillment operations of CPWR for the publications and serves as a disaster recovery site for the Company. The Company believes the capacity of these facilities is sufficient to meet the Company's current and expected future requirements.

Item 3.	LEGAL PROCEEDINGS.

On September 17, 2003 the Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The action was settled in November 2004 following transfer to Federal Court in New York, without a material adverse effect on the Company. A related entity of the defendant in the Company’s New York action brought suit against the Company and certain directors in Federal Court in Texas in March 2004 based on the same transaction. On the Company’s motion, that action was transferred from Texas to the New York Federal Court, where it was dismissed in part. In November 2006, a written agreement was reached to resolve the remaining issues without any material adverse effect on the Company’s consolidated results of operation and financial condition.

By letter dated June 15, 2005, the staff of the Securities and Exchange Commission informed the Company that it was conducting an informal inquiry. Thereafter, the staff has requested documents and information related to, among other things, trades for the Company’s and its affiliates’ proprietary accounts, execution of trades through VLS for the Value Line Funds and the fees collected by VLS from the Value Line Funds pursuant to a rule 12b-1 service and distribution plan. The Company and its subsidiaries are cooperating with the inquiry. Management cannot determine the effect, if any, that the inquiry will have on the results of the Company’s operations and its financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended April 30, 2007.

Part II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on the NASDAQ Global Market™ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2007 was 58. As of June 29, 2007, the closing stock price was $43.90.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

			Dividend Declared
Quarter Ended	High	Low	Per Share

July 31, 2006	$45.82	$38.83	$.25
October 31, 2006	$54.56	$44.02	$.30
January 31, 2007	$48.32	$44.37	$.30
April 30, 2007	$50.00	$44.93	$.30

July 31, 2005	$40.02	$35.64	$.25
October 31, 2005	$39.27	$36.00	$.25
January 31, 2006	$36.46	$33.37	$.25
April 30, 2006	$41.96	$37.25	$.25

As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during Fiscal 2007.

There were no purchases of the Company’s equity securities by the Company or any affiliated purchaser during the fiscal quarter ended April 30, 2007.

Item 6.	SELECTED FINANCIAL DATA.

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended April 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)

Revenues:

Investment periodicals
and related publications	$45,619	$47,703	$50,172	$51,360	$52,055

Licensing Fees	$6,861	$5,016	$2,541	$1,137	$414

Investment management
fees and services	$31,155	$32,467	$31,765	$32,773	$29,600

Total revenues	$83,635	$85,186	$84,478	$85,270	$82,069

Income from operations	$35,636	$35,180	$27,084	$24,739	$24,095

Net income	$24,607	$23,439	$21,318	$20,350	$19,987

Earnings per share, basic
and fully diluted	$2.47	$2.35	$2.14	$2.04	$2.00

Total assets	$128,963	$119,214	$98,865	$266,924	$246,814

Cash dividends declared
per share	$1.15	$1.00	$1.00	$18.50	$1.00

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help a reader understand Value Line, its operations and business factors. The MD&A should be read in conjunction with Item 1, Business, and in conjunction with the consolidated financial statements and the accompanying notes contained in Item 8 of this report.

The MD&A includes the following subsections:

•	Executive Summary of the Business

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates and Policies

Executive Summary of the Business

The Company's primary businesses are producing investment related periodical publications, licensing certain Value Line trademarks and Value Line proprietary ranking system information to third parties for use in selecting securities for third party marketed products, such as unit investment trusts, closed-end fund products and exchange traded funds, and providing investment management services to the Value Line Funds and other managed accounts.

The Company’s target audiences within the investment related periodical publications field are individual investors who look for complete research in one package and institutions that want to offer detailed research to their students or professional users.

Depending upon the product, the Company offers three months or less, annual, or multi-year subscriptions. Generally, all subscriptions are paid for in advance of fulfillment. Renewal orders are solicited primarily through a series of renewal efforts that include letters, email, and telesales efforts. New orders are generated primarily from targeted direct mail campaigns for specific products. Other sales channels used by the Company include advertising in media publications, the Internet, cross selling via telesales efforts and Internet promotions through a third party.

Institutional subscribers consist of investment management companies, colleges, and libraries. The Company has a dedicated department that solicits the institutional subscriptions. Fees for institutional services are based on university or college enrollment and number of users.

Cash received for retail and institutional orders is recorded as unearned revenues until the order is fulfilled. As the subscriptions are fulfilled, the Company recognizes revenue in equal installments over the life of the particular subscription.

The Company’s businesses consolidate into two business segments. The investment related periodical publications (retail and institutional) and licensing of trademarks and proprietary ranking system information consolidate into one segment titled Investment Periodicals, Publications and Licensing. The second segment consolidates the investment management services to the Value Line Funds and other managed accounts into a business segment titled Investment Management.

Results of Operations

The following table illustrates the key earnings figures for each of the past three years ended April 30, 2007, 2006, and 2005.

Year Ended April 30,				Percentage Change
(in thousands, except earnings per share)	2007	2006	2005	07 vs 06	06 vs 05
Earnings Per Share	$2.47	$2.35	$2.14	5.1%	9.8%
Net Income	$24,607	$23,439	$21,318	5.0%	9.9%
Operating Income	$35,636	$35,180	$27,084	1.3%	29.9%
Income from Securities transactions, net	$4,867	$3,869	$8,278	25.8%	-53.3%

Operating Revenues

Year Ended April 30,				Percentage Change
(in thousands)	2007	2006	2005	07 vs 06	06 vs 05
Investment periodicals and related publications	$45,619	$47,703	$50,172	-4.4%	-4.9%
Licensing Fees	$6,861	$5,016	$2,541	36.8%	97.4%
Investment management fees and services	$31,155	$32,467	$31,765	-4.0%	2.2%
Total Operating Revenues	$83,635	$85,186	$84,478	-1.8%	0.8%

Year Ended April 30, (As a percentage of total operating revenues)	2007	2006	2005
Investment periodicals and related publications	54.5%	56.0%	59.4%
Licensing Fees	8.2%	5.9%	3.0%
Investment Management fees and services	37.3%	38.1%	37.6%

Investment periodicals and related publications revenues

The investment periodicals and related publications revenues were down 4.4% and 4.9% for fiscal 2007 and fiscal 2006. As a percentage of total operating revenues, investment periodicals and related publications revenues have fallen from 59.4% in fiscal 2005 to 54.5% in fiscal 2007. While the Company continues to bring in new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline. Factors that have contributed to the decline in the investment periodicals and related publications revenues include the increasing amount of competition in the form of free and paid investment research on the Internet and research provided by brokerage firms at no cost to their clients.

Within investment periodicals and related publications are subscription revenues to print and electronic products.

Year Ended April 30,				Percentage Change
(in thousands)	2007	2006	2005	07 vs 06	06 vs 05

Print publication revenues	$34,090	$36,756	$39,242	-7.3%	-6.3%
Electronic publication revenues	$11,529	$10,947	$10,930	5.3%	0.2%
Total investment periodicals and related publications revenue	$45,619	$47,703	$50,172	-4.4%	-4.9%

Unearned Revenues (Short and Long Term)	$34,500	$37,500	$40,022	-8.0%	-6.3%

Value Line’s electronic publications revenues are derived from institutional and retail subscribers. For the year ended April 30, 2007, institutional revenues increased $1,034,000 or 29%, while revenues from retail subscribers were down $452,000 or 6%. The decrease in electronic retail publications revenues is attributable to the decrease in circulation within the Company’s software products.

Licensing revenues

Licensing fee revenues have grown $1,845,000, $2,475,000 and $1,404,000 respectively each of the last three years ended April 30, 2007, 2006,and 2005. As of April 30, 2007, total third party sponsored assets attributable to the licensing business represent $6.4 billion in various products. The Company believes the growth of the business is dependent upon the desire of third party marketers to use the Value Line trademarks and proprietary research for their products, signing new licensing agreements, and the marketplace’s acceptance of new products. While assets and revenues grew in fiscal year 2007 and in fiscal year 2006, the Company did not sign any new agreements with sponsors in fiscal year 2007. It did however expand existing relationships with additional third party products offered. Value Line believes it was an early entrant into this new market five years ago and today the market has matured and the Company and its third party sponsors face more competition in the marketplace.

Investment management fees and distribution services revenues

The investment management fees and distribution services revenues were down $1,312,000 for the year ended April 30, 2007 compared to year ended April 30, 2006, but up $702,000 and $1,008,000 in years ended April 30, 2006 and 2005. While management fees in fiscal year 2007 were up $1,623,000 from fiscal year 2006 there was a net decrease in investment management fees and distribution services revenues for fiscal 2007 due to 12b-1 fee waivers for certain of the Value Line funds. For the twelve months ended April 30, 2007, 2006, and 2005, 12b-1 fee waivers were $3,127,000, $282,000, and $0. For the twelve months ended April 30, 2007, 2006, and 2005, total management fee waivers were $250,000, $40,000, and $0. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees. Beginning November 2004, VLS suspended its business of executing trades for any of the Value Line Funds, from which it had earned net commission revenues. Due to increased net assets, higher investment management fees mostly offset the decline in net commission revenues for fiscal 2005.

The table below illustrates the total fund assets for years ended April 30, 2007, 2006, and 2005. The second table shows the two channels the equity funds are available. Shares of SAM and Centurion are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

Year Ended April 30,				Percentage Change
(in thousands)	2007	2006	2005	07 vs 06	06 vs 05

Equity funds	$3,284,560	$3,290,291	$2,606,335	-0.2%	26.2%
Fixed income funds	$291,586	$314,022	$361,833	-7.1%	-13.2%
Money market funds	$177,788	$166,142	$159,814	7.0%	4.0%
Total net assets	$3,753,934	$3,770,455	$3,127,982	-0.4%	20.5%

Equity fund assets sold through GIAC	$924,231	$1,055,069	$1,018,717	-12.4%	3.6%
All other equity fund assets	$2,360,329	$2,235,222	$1,587,618	5.6%	40.8%
Total equity fund net assets	$3,284,560	$3,290,291	$2,606,335

The Company believes that the 5.6% and 40.8% growth in equity funds for fiscal 2007 and fiscal 2006, excluding SAM and Centurion, has been in large part due to the superior performance for certain Value Line Funds at various intervals in terms of short, mid and long-term returns over the two years. As of March 31, 2007, 80% of the equity funds, excluding SAM and Centurion, had a four or five star ratings by Morningstar. The largest distribution channel for the Value Line funds remains the fund supermarket platforms such as Schwab, Ameritrade, and National City Bank.

Expenses

Advertising and promotion

Year Ended April 30,				Percentage Change
(in thousands)	2007	2006	2005	07 vs 06	06 vs 05

Advertising and promotion	$14,628	$13,671	$20,455	7.0%	-33.2%

Advertising and promotion for the year ended April 30, 2007 increased $957,000 from fiscal year 2006. The primary increase is within the fees paid to third party intermediaries, such as Schwab to market the Value Line Funds. This expense will fluctuate based on assets invested in the Value Line Funds by clients of the intermediaries, the change in market value of such assets, and the addition of any new intermediary selling agreements. The Company anticipates third party intermediary expenses will continue to increase as assets continue to grow. Costs associated with direct mail remained substantially the same, while the overall number of pieces mailed increased year to year. The Company also increased its expenditures in print media promoting the Value Line Funds and The Value Line Investment Survey in separate campaigns in select markets. For the year ended April 30, 2006 as compared to April 30, 2005, advertising expenses decreased $6,784,000 primarily from the reduction in media advertising and the frequency of marketing campaigns and fewer pieces having been mailed in fiscal year 2006 for the Company’s investment periodicals.

Salary and employee benefits

Year Ended April 30,				Percentage Change
(in thousands)	2007	2006	2005	07 vs 06	06 vs 05

Salaries and employee benefits	$18,409	$19,025	$19,445	-3.2%	-2.2%

The Company employed 206 employees at year-end April 30, 2007, as compared to 228 at year-end April 30, 2006 and 245 at year-end April 30, 2005. The Company has increased productivity by the combination of roles and responsibilities along with selective outsourcing. Some duplication of effort has been eliminated and certain tasks, such as data entry, have been outsourced to third party vendors that the Company believes can provide better controls and faster results at a favorable cost.

Production and distribution

Year Ended April 30,				Percentage Change
(in thousands)	2007	2006	2005	07 vs 06	06 vs 05

Production and distribution	$6,981	$7,073	$8,589	-1.3%	-17.7%

Production and distribution expenses for the fiscal year ended April 30, 2007 were $92,000 below expenses for fiscal 2006. Production and distribution expenses for the fiscal year ended April 30, 2006 were $1,516,000 below expenses for fiscal 2005. The decline in expenses was primarily due to lower demand for paper, printing and mailing costs that resulted primarily from a decrease in circulation of the print products. Partially offsetting the savings in fiscal 2007 was an increase in the cost of paper and an increase in postage rates.

Office and administration

Year Ended April 30,				Percentage Change
(in thousands)	2007	2006	2005	07 vs 06	06 vs 05

Office and administration	$7,981	$10,237	$8,905	-22.0%	15.0%

Office and administration expenses for the fiscal year ended April 30, 2007 were $2,256,000 below expenses for fiscal 2006. Office and administration expenses for the fiscal year ended April 30, 2006 were $1,332,000 above expenses for fiscal 2005. In fiscal 2007 professional fees significantly decreased from fiscal 2006. Professional fees can fluctuate year to year based on the level of activity requiring the use of outside professional consultants. Within Occupancy, during the last fiscal quarter of fiscal 2007, the Company extended its lease in midtown New York extending the lease expiration date to May 2013 on negotiated terms in place of the Company’s renewal option at market rate, which resulted in significantly higher rent as a result of market conditions. The increase in office and administrative expenses for fiscal 2006 was primarily due to an increase in professional fees and the additional ongoing costs associated with outsourcing certain of the mutual fund administration functions.

Income from securities transactions, net

For the year ended April 30, 2007, the Company’s income from securities transactions, net, is $998,000 higher than the year ended April 30, 2006. Income from securities transactions, net, includes dividend and interest income that is $1,005,000 higher than the previous year due to an increase in interest rates. Income from securities transactions for the twelve months ended April 30, 2006 included dividend and interest income of $1,844,000, 206% higher than fiscal 2005. Capital gains, net of capital losses, for the year ended April 30, 2007 is $2,052,000 of which $2,065,000 represents distributions from the Value Line Funds. This compares to capital gains, net of capital losses, of $2,079,000 during the fiscal year ended April 30, 2006, of which $2,355,000 represents distributions from the Value Line Funds. The fiscal year ended April 30, 2005 included capital gains that resulted from partial sales of the Company’s holdings of equity securities in preparation for payment of a special dividend of $17.50 per common share during the first quarter of fiscal 2005 and proceeds of $433,000 from the initial proceeds from the installment sale of an investment in a privately held company.

Liquidity and Capital Resources

The Company had working capital of $75,174,000 as of April 30, 2007 and $63,823,000 as of April 30, 2006. Cash and short-term securities as of April 30, 2007 totaled $97,427,000 and $81,246,000 as of April 30, 2006.

Cash from operating activities

The Company’s cash flow from operations of $25,181,000 for the twelve months ended April 30, 2007 was 33.1% above cash flow from operations of $18,919,000 for the twelve months ended April 30, 2006. The primary change was the proceeds from sales of fixed income debt securities partially offset by purchase of additional fixed income debt securities within VLS, the Company’s broker/dealer, and the decrease in accounts payable and accrued expenses within the Company.

For fiscal year 2006, cash flow from operations was 48% lower than fiscal 2005’s cash flow of $36,590,000. The decrease in cash flow from operations was primarily due to the liquidation of the Company’s trading securities portfolio in fiscal year 2005 in anticipation of the $17.50 special dividend.

Cash from investing activities

The Company’s cash outflow from investing activities of $8,927,000 for the twelve months ended April 30, 2007 was $9,349,000 below the cash in flow from investing activities for the twelve months ended April 30, 2006 due to the purchase of fixed income securities during the year. Net cash inflows of $422,000 from investing activities during the twelve months of fiscal 2006 compared to net cash outflows of $24,071,000 during fiscal 2005, which primarily resulted from purchases of fixed income securities in fiscal 2005.

Cash from financing activities

The Company’s net cash outflow from financing activities of $10,980,000 for the twelve months ended April 30, 2007 increased 10% from fiscal 2006 due to the payment of a higher quarterly dividend of $0.30 for the final three quarters of fiscal 2007 as compared to $0.25 for each quarter in fiscal 2006 and the first quarter of fiscal 2007. Cash outflows from financing activities for fiscal year 2005 of $184,656,000 reflect the Company’s quarterly dividends of $.25 per share for each quarter as well as a special $17.50 dividend paid to all shareholders on May 19, 2004.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management did not borrow in fiscal 2006 or fiscal 2007 and does not anticipate any borrowing in fiscal 2008.

Critical Accounting Estimates and Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect the significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

•	Revenue recognition

•	Income taxes

Revenue Recognition

The majority of the Company’s revenues come from the sale of print and electronic subscriptions, investment management and service and distribution fees, and licensing proprietary information. The Company recognizes subscription revenue in equal amounts over the term of the subscription, which generally ranges from three months to three years, varying based on the product or service. Investment management fees and service and distribution fee revenues for the Value Line Funds are recognized each month based upon the daily net assets of each fund. Licensing fees are calculated monthly based on market fluctuation and billed quarterly. The Company believes that the estimates related to revenue recognition are critical accounting estimates, and to the extent that there are material differences between its determination of revenues and actual results, its financial condition or results of operations may be affected.

Income Taxes

The Company’s effective annual income tax expense rate is based on the U.S. federal and state and local jurisdiction tax rates on income and losses that are part of our Consolidated Financial Statements. Tax-planning opportunities and the blend of business income and income from securities transactions will impact the effective tax rate in the various jurisdictions in which the Company operates. Significant judgment is required in evaluating our tax positions.

Tax law requires items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Financial Statements. As a result, the effective tax rate reflected in our Consolidated Financial Statements is different from the tax rate reported on the Company’s tax return (the Company’s cash tax rate). Some of these differences are permanent, such as non-taxable income that is not includable in the Company’s tax return and expenses that are not deductible in the Company’s tax return, and some differences reverse over time, such as depreciation and amortization expenses. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities.

As of April 30, 2007, the Company had $8.7 million of deferred tax liabilities and $139,000 of short-term deferred tax assets. In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In assessing the need for a valuation allowance, the Company considers both positive and negative evidence, including tax-planning strategies, projected future taxable income, and recent financial performance. If after future assessments of the realizability of the deferred tax assets the Company determines a lesser allowance is required, the Company would record a reduction to the income tax expense and to the valuation allowance in the period this determination was made. This would cause the Company’s income tax expense, effective tax rate, and net income to fluctuate.

In addition, the Company establishes reserves at the time that it determines that it is more likely than not that it will need to pay additional taxes related to certain matters. The Company adjusts these reserves, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which the Company has established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company records a reserve when it determines the likelihood of loss is more likely than not. Such liabilities are recorded as income taxes payable in the Company’s Consolidated Balance Sheets. Settlement of any particular issue would usually require the use of cash. Favorable resolutions of tax matters for which the Company has previously established reserves are recognized as a reduction to the Company’s income tax expense when the amounts involved become known.

Assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns requires judgment. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

Below is a summary of certain contractual obligations (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years
Operating Lease Obligations	$17,598	$3,110	$6,166	$5,896	$2,426
Purchase Obligations	–	–	–	–	–
Other Long-term Obligations reflected on Balance Sheet	$34,500	$28,552	$5,948	–	–
TOTAL	$52,098	$31,662	$12,114	$5,896	$2,426

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

The Company’s Consolidated Balance Sheet includes a substantial amount of assets whose fair values are subject to market risks. The Company’s significant market risks are primarily associated with interest rates and equity prices. The following sections address the significant market risks associated with the Company’s business activities.

Interest Rate Risk

The Company’s strategy has been to acquire highly liquid debt securities with extremely low credit risk. Despite this strategy management recognizes and accepts the possibility that losses may occur. To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing in 1 to 5 years.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(bp = basis points)

		6 mo.	6 mo.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of April 30, 2007
Investments in securities with fixed maturities	$42,952	$42,357	$43,074	$41,900	$43,054

As of April 30, 2006
Investments in securities with fixed maturities	$41,585	$41,549	$41,801	$41,514	$41,821

Management regularly monitors the maturity structure of the Company’s investments in debt securities in order to maintain an acceptable price risk associated with changes in interest rates.

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

Value Line invests a significant level of its assets in equity securities, primarily the Value Line Funds. Each mutual fund invests in a variety of equity positions.

The table below summarizes Value Line’s equity price risks as of April 30, 2007 and 2006 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of April 30, 2007	$49,719	30% increase	$64,635	12.83%
		30% decrease	$34,803	(12.83)%

As of April 30, 2006	$46,644	30% increase	$60,637	14.69%
		30% decrease	$32,651	(14.69)%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

Page Number

Report of independent auditors	35
Consolidated balance sheets—April 30, 2007 and 2006	36
Consolidated statements of income and retained earnings
-years ended April 30, 2007, 2006 and 2005	37
Consolidated statements of cash flows
-years ended April 30, 2007, 2006 and 2005	38
Consolidated statement of changes in shareholders’ equity	39
-years ended April 30, 2007, 2006 and 2005
Notes to the consolidated financial statements	40

Quarterly Results (Unaudited)
(in thousands, except per share amounts)

		Income		Earnings
	Total	From	Net	Per
	Revenues	Operations	Income	Share

2007, by Quarter -
First	$21,391	$9,869	$6,271	$0.63
Second	20,745	9,061	5,909	0.59
Third	21,061	8,859	7,192	0.72
Fourth	20,438	7,847	5,235	0.53
Total	$83,635	$35,636	$24,607	$2.47

2006, by Quarter -
First	$20,874	$9,163	$5,648	$0.57
Second	21,002	8,470	5,385	0.54
Third	21,582	8,037	6,694	0.67
Fourth	21,728	9,510	5,712	0.57
Total	$85,186	$35,180	$23,439	$2.35

2005, by Quarter -
First	$21,380	$6,245	$5,941	$0.60
Second	20,922	5,868	5,798	0.58
Third	21,058	6,437	4,657	0.46
Fourth	21,118	8,534	4,922	0.50
Total	$84,478	$27,084	$21,318	$2.14

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

Item 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Legal Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2007, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Legal Officer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives would be met.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Legal Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no matters required to be disclosed by the Company in a report on Form 8-K during the Company's fourth fiscal quarter of the year ended April 30, 2007.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2007 and Principal Occupation

Director
Since

Jean Bernhard Buttner* (72). Chairman of the Board, President, and	1982
Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc.
Chairman of the Board and President of each of the Value Line Funds.

Herbert Pardes, MD (73). President and CEO of New York- Presbyterian	2000
Hospital.

Dr. Edgar A. Buttner (44). Postdoctoral Fellow, Research Associate, Harvard	2003
University since 2003; Instructor, McLean Hospital, since 2002;
Postdoctoral Fellow, Massachusetts Institute of Technology, 1997-
2001; Director of Arnold Bernhard & Co., Inc. Dr. Buttner is the son of
Jean Bernhard Buttner.

Edward J. Shanahan (63). President and Headmaster, Choate Rosemary Hall	2004
(boarding school); Director and Chairman, Foundation for Greater Opportunity
(independent educational foundation).

Marion N. Ruth (72). President, Ruth Realty.	2005

Janet Eakman (47). Private Investor. Mrs. Eakman is a daughter of Jean	July 2007
Bernhard Buttner.

Howard A. Brecher* (53). Chief Legal Officer, Vice President and Secretary	1992
of the Company; Assistant Treasurer and Assistant Secretary of each of the
Value Line Funds since 2005; Director, Vice President, Secretary, Treasurer and
General Counsel of Arnold Bernhard & Co., Inc.

David T. Henigson* (49). Chief Compliance Officer and Vice President of the	1992
Company; Chief Compliance Officer, Vice President, and Secretary of each of the
Value Line Funds; Director and Vice President of Arnold Bernhard & Co., Inc.

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

Code of Ethics

The Company has adopted a Code of Business Conduct and Code of Ethics that applies to its principal executive officer, principal financial officer, all other officers, and all other employees. The Code of Business Conduct and Code of Ethics was amended as of July 19, 2007, and is available on the Company’s Internet site.

Procedures for Shareholders to Nominate Directors

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors implemented after the disclosure of those procedures contained in the proxy statement for the Company's 2006 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareowners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements during fiscal 2007.

Item 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of June 30, 2007 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned[1]

Arnold Bernhard & Co., Inc.[1]	8,631,032	86.47%
220 East 42nd Street
New York, NY 10017

The following table sets forth information as of June 30, 2007, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Jean Bernhard Buttner	100	[1,2]	*	[1,2]
Mitchell E. Appel	100		*
Howard A. Brecher	200		*
David T. Henigson	150		*
Stephen R. Anastasio	100		*
Edgar A. Buttner	100		*
Dr. Herbert Pardes	100		*
Marion N. Ruth	200		*
Edward J. Shanahan	100		*

All directors and executive
officers as a group (9 persons)	1,150	[1,2]	*	[1,2]

*Less than one percent

1Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

2Excludes 8,631,032 shares (86.47% of the outstanding shares) owned by Arnold Bernhard & Co., Inc.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 86.47% of the outstanding shares of the Company’s Common Stock, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the years ended April 30, 2007, 2006, and 2005, the Company was reimbursed $1,100,000, $918,000, and $689,000 respectively, for payments it made on behalf of and services it provided to AB&Co. At April 30, 2007 and 2006, Accounts receivable from affiliates included a Receivable from AB&Co. of $243,000 and $154,000, respectively. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed separate tax returns. For the years ended April 30, 2007, 2006, and 2005, the Company made payments to AB&Co. for federal income tax amounting to $13,450,000, $11,895,000 and $12,115,000, respectively. At April 30, 2007 prepaid and refundable income taxes in the Consolidated Balance Sheet included federal tax due from AB&Co. in the amount of $415,000. At April 30, 2006 accrued taxes payable included a federal tax liability owed to AB&Co. in the amount of $449,000.

The Company acts as investment adviser and manager for fourteen open-end investment companies, the Value Line Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. VLS receives service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from certain Value Line Funds for which Value Line, Inc. is the adviser. For certain periods prior to December 2004, VLS earned brokerage commission income on securities transactions executed by VLS on behalf of the funds that were cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission. VLS in November 2004 suspended execution of trades through VLS for any of the Value Line Funds. For the years ended April 30, 2007, 2006, and 2005, investment management fees, service and distribution fees and brokerage commission income amounted to $30,026,000, $31,378,000 and $30,206,000, respectively, after fee waivers. These amounts include service and distribution fees of $7,299,000, $9,915,000 and $9,609,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $2,534,000 and $2,751,000 at April 30, 2007 and 2006, respectively.

Director Independence

The information required with respect to director independence and related matters is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates for the fiscal years ended April 30, fees paid to the Company’s independent auditor, Horowitz & Ullman, for services provided:

	2007	2006
Audit fees	$146,450	$134,695
Audit-related fees	$16,810	$24,190
Tax fees	$146,105	$76,960
All other fees	$0	$0

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company's Board of Directors approves all services provided by Horowitz & Ullmann, P.C. prior to the provision of those services and has not adopted any specific pre-approval policies and procedures.

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

3.2	Certificate of Amendment of Certificate of Incorporation dated October 24, 1989 is incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1990.

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

10.13	Lease for the Company's premises at 220 East 42nd Street, New York, N.Y. incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1994.

10.14	Lease amendments dated September 14, 2000, January 19, 2006, and April 23, 2007 for the Company’s premises located at 220 East 42nd Street, New York, NY.

14	Code of Business Conduct and Code of Ethics incorporated by reference to Exhibit 14 to the Form 8-K filed on December 1, 2004 and as amended July 19, 2007.

21	Subsidiaries of the Registrant.

31	Rules 13a-14(a) and 15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE LINE, INC. (Registrant)

By:	s/Jean Bernhard Buttner
Jean Bernhard Buttner Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	s/Jean Bernhard Buttner
Jean Bernhard Buttner Chairman & Chief Executive Officer

By:	s/Mitchell E. Appel
Mitchell E. Appel Chief Financial Officer

Dated: July 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

s/Jean Bernhard Buttner	s/Howard A. Brecher
Jean Bernhard Buttner	Howard A. Brecher

s/Edgar A. Buttner	s/Marion N. Ruth
Edgar A. Buttner	Marion N. Ruth

s/Edward J. Shanahan	s/David T. Henigson
Edward J. Shanahan	David T. Henigson

s/Janet Eakman	s/Dr. Herbert Pardes
Janet Eakman	Dr. Herbert Pardes

Dated: July 20, 2007

H O R O W I T Z  &  U L L M A N N,  P. C.
C e r t i f i e d  P u b l i c  A c c o u n t a n t s

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries as of April 30, 2007 and 2006 and the related consolidated statements of income and retained earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Line, Inc. and Subsidiaries at April 30, 2007 and 2006, and the results of their operations, changes in stockholders’ equity, and their cash flows for each of the three years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

New York, NY
July 19, 2007

Part II
Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents (including short term
investments of $20,165 and $14,885, respectively)	$20,605	$15,331
Trading securities	15,849	22,314
Securities available for sale	76,822	65,915
Accounts receivable, net of allowance for doubtful
accounts of $88 and $72, respectively	3,929	3,037
Receivable from affiliates	2,794	2,917
Prepaid expenses and other current assets	1,588	1,617
Prepaid and refundable income taxes	510	0
Deferred income taxes	139	88
Total current assets	122,236	111,219

Long term assets:
Property and equipment, net	4,923	5,406
Capitalized software and other intangible assets, net	1,804	2,589

Total long term assets	6,727	7,995

Total assets	$128,963	$119,214

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$5,316	$6,186
Accrued salaries	1,545	1,495
Dividends payable	2,995	2,495
Accrued taxes payable	0	560
Unearned revenue	28,552	28,224
Deferred income taxes	8,654	8,436
Total current liabilities	47,062	47,396

Long term liabilities:
Unearned revenue	5,948	9,502
Deferred charges	381	381
Total long term liabilities	6,329	9,883

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	57,383	44,256
Treasury stock, at cost (18,400 shares on 4/30/07
and 4/30/06)	(354)	(354)
Accumulated other comprehensive income, net of tax	16,552	16,042
Total shareholders' equity	75,572	61,935

Total liabilities and shareholders' equity	$128,963	$119,214

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except per share amounts)

	Years ended April 30,
	2007	2006	2005

Revenues:
Investment periodicals and
related publications	$45,619	$47,703	$50,172
Licensing fees	6,861	5,016	2,541
Investment management fees & services	31,155	32,467	31,765

Total revenues	83,635	85,186	84,478

Expenses:
Advertising and promotion	14,628	13,671	20,455
Salaries and employee benefits	18,409	19,025	19,445
Production and distribution	6,981	7,073	8,589
Office and administration	7,981	10,237	8,905

Total expenses	47,999	50,006	57,394

Income from operations	35,636	35,180	27,084
Income from securities transactions, net	4,867	3,869	8,278

Income before income taxes	40,503	39,049	35,362
Provision for income taxes	15,896	15,610	14,044

Net income	$24,607	$23,439	$21,318

Earnings per share, basic & fully diluted	$2.47	$2.35	$2.14

Weighted average number of common shares	9,981,600	9,981,600	9,981,600

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

	Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
	(in thousands)
	Years ended April 30,

	2007	2006	2005
Cash flows from operating activities:
Net income	$24,607	$23,439	$21,318

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,063	2,275	2,506
Realized gains on sales of securities	(2,164)	(2,430)	(8,802)
Unrealized losses on sales of securities	112	217	1,128
Loss on disposal of fixed assets	---	139	---
Deferred income taxes	(138)	(204)	(371)

Changes in assets and liabilities:
Proceeds from sales of trading securities	15,000	---	43,385
Purchases of trading securities	(8,471)	(4,364)	(22,024)
(Decrease) in unearned revenue	(3,226)	(2,366)	(779)
(Decrease)/increase in deferred charges	(64)	(84)	15
(Decrease)/increase in accounts payable and accrued expenses	(806)	1,939	796
Increase/(decrease) in accrued salaries	50	248	(329)
Increase/(decrease) in accrued taxes payable	(532)	560	(294)
(Increase)/decrease in prepaid expenses and other
current assets	(481)	(149)	595
Decrease/(increase) in accounts receivable	(892)	59	(917)
(Increase)/decrease in receivable from affiliates	123	(360)	363

Total adjustments	574	(4,520)	15,272

Net cash provided by operating activities	25,181	18,919	36,590

Cash flows from investing activities:
Proceeds from sales of equity securities	2,065	2,430	12,671
Purchase of equity securities	(2,280)	(2,467)	(1,039)
Proceeds from sales of fixed income securities	10,825	9,650	9,019
Purchases of fixed income securities	(18,742)	(8,249)	(43,092)
Acquisition of property and equipment	(52)	(218)	(194)
Expenditures for capitalized software	(743)	(724)	(1,436)

Net cash provided by/(used in) investing activities	(8,927)	422	(24,071)

Cash flows from financing activities:
Dividends paid	(10,980)	(9,981)	(184,656)

Net cash used in financing activities	(10,980)	(9,981)	(184,656)

Net increase/(decrease) in cash and cash equivalents	5,274	9,360	(172,137)
Cash and cash equivalents at beginning of year	15,331	5,971	178,108

Cash and cash equivalents at end of year	$20,605	$15,331	$5,971

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THREE YEARS ENDED APRIL 30, 2007, 2006 & 2005
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
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities,
net of taxes					4,334		4,334	4,334

Comprehensive income					$27,773

Dividends declared						(9,981)		(9,981)

Balance at April 30, 2006	9,981,600	$1,000	$991	$(354)		$44,256	$16,042	$61,935

Comprehensive income
Net income					$24,607	24,607		24,607
Other comprehensive income,
net of tax:
Change in unrealized
gains on securities,
net of taxes					510		510	510

Comprehensive income					$25,117

Dividends declared						(11,480)		(11,480)

Balance at April 30, 2007	9,981,600	$1,000	$991	$(354)		$57,383	$16,552	$75,572

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

Investment management fees consist of management fees from the Value Line Mutual Funds ("Value Line Funds"), and from asset management clients. Investment management fees for the mutual funds are earned on a monthly basis as services are performed and the fee is calculated based on average daily net assets of the mutual funds in accordance with each fund's advisory agreement. Investment management fees for the asset management accounts are earned on a monthly basis as services are performed and the fee is calculated on assets in accordance with each of the management agreements (see note 3).

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

Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. Valuation of open-ended mutual fund shares is based upon the publicly quoted net asset value of the shares. The market value of the Company's fixed maturity government debt obligations are determined utilizing publicly quoted market prices.

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

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2007 and 2006, cash equivalents included $19,868,000 and $14,746,000, respectively, invested in the Value Line money market funds.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2-Supplementary Cash Flow Information:

Cash payments for income taxes were $16,928,000, $15,156,000, and $14,666,000 in fiscal 2007, 2006, and 2005, respectively. Interest payments of $36,000, $11,000, and $7,000 were made in fiscal 2007, 2006, and 2005, respectively.

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

Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, which means the distributor may earn a profit under the plan. Expenses include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund's prospectus.

For the twelve months ended April 30, 2007 and 2006, investment management fees and 12b-1 service and distribution fees amounted to $30,026,000 and $31,378,000, respectively, which included fee waivers for certain of the Value Line Funds. For the twelve months ended April 30, 2005 investment management fees, 12b-1 service and distribution fees and brokerage commission income amounted to $30,206,000. These amounts included service and distribution fees of $7,299,000, $9,915,000 and $9,609,000 earned by VLS in fiscal years 2007, 2006, and 2005, respectively. There was no brokerage commission income in fiscal years 2007 or 2006. In fiscal year 2005, brokerage commission income was $1,378,000. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $2,534,000, and $2,751,000 at April 30, 2007 and April 30, 2006, respectively.

For the twelve months ended April 30, 2007 and 2006, total management fee waivers were $250,000 and $40,000 respectively, and service and distribution fee waivers were $3,127,000 and $282,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.
As of April 30, 2007, the Company had $49,716,000 invested in the Value Line equity funds and $19,868,000 in the Value Line Cash Fund. Combined, this represents approximately 1.9% of total fund assets at April 30, 2007. Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.

For the years ended April 30, 2007, 2006 and 2005, the Company was reimbursed $1,100,000, $918,000 and $689,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2007, and April 30, 2006, Receivables from affiliates included a Receivable from the Parent of $243,000 and $154,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

For the years ended April 30, 2007, 2006, and 2005, the Company made payments to the Parent for federal income tax amounting to $13,450,000, $11,895,000 and $12,115,000, respectively. At April 30, 2007, prepaid and refundable income taxes in the Consolidated Balance sheet included $415,000 due from the parent. At April 30, 2006, accrued taxes payable included a federal tax liability owed to the Parent in the amount of $449,000. These transactions are in accordance with the tax sharing arrangement described in Note 6.

From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. For the quarter ended April 30, 2007, the Parent did not not purchase any additional shares in the market.

Note 4-Investments:

Securities held by the Company are classified as Trading Securities and Available-for-Sale Securities.

All securities held in VLS, as a broker/dealer, are classified as trading securities. Securities held by the Company and its other subsidiaries, which are all held with the expectation that they may be sold in less than one year, are classified as trading securities. All other investments not classified as trading securities are classified as available-for-sale securities.

Trading Securities:

Trading securities held by the Company at April 30, 2007 had an aggregate cost of $16,115,000 and a market value of $15,849,000. Trading securities held by the Company at April 30, 2006 had an aggregate cost of $22,402,000 and a market value of $22,314,000. There were no trading securities held at April 30, 2005. The proceeds from sales of trading securities during the fiscal year ended April 30, 2007 were $15,000,000 and the related net realized trading gains amounted to $243,000. There were no realized trading gains or losses during fiscal year 2006. The proceeds from sales of trading securities during the fiscal year ended April 30, 2005 were $43,385,000 and the related net realized trading gains amounted to $2,502,000. The net changes in unrealized losses for the periods ended April 30, 2007, 2006, and 2005, of $178,000, $88,000, and $1,128,000, respectively, were included in the Consolidated Statement of Income.

Securities Available for Sale:
Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $23,917,000 and the market value was $49,719,000 at April 30, 2007. The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $21,635,000 and the market value was $46,644,000 at April 30, 2006. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet are $25,859,000 and $25,009,000, net of deferred taxes of $9,102,000 and $8,803,000, as of April 30, 2007 and 2006, respectively. The total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet are $58,000, net of deferred tax benefit of $20,000, as of April 30, 2007. There were no losses on equity securities included in Accumulated Other Comprehensive Income as of April 30, 2006. Losses on equity securities included in Accumulated Other Comprehensive Income as of April 30, 2005 were $117,000, net of deferred tax benefit of $42,000.

The increases in gross unrealized gains on these securities of $792,000 and $6,969,000, net of deferred taxes of $279,000 and $2,453,000, were included in Shareholders' Equity at April 30, 2007 and 2006, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

Realized capital gains from the sales of securities classified as available for sale were $2,065,000, $2,430,000 and $6,177,000 of which $2,065,000, $2,355,000 and $5,738,000 of capital gains were reclassified out of Accumulated Other Comprehensive Income into earnings during fiscal years ended April 30, 2007, 2006, and 2005, respectively. The proceeds from sales of securities including capital gain distributions reinvested in the Value Line Funds during the fiscal years ended April 30, 2007, 2006, and 2005 were $2,065,000, $2,430,000 and $12,671,000, respectively. Proceeds and capital gains included $75,000 and $433,000 from the installment sale of an investment in a privately held company during fiscal 2006 and 2005, respectively.

Government Debt Securities:

Government debt securities consist of federal, state, and local government securities within the United States. The Company's investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at April 30, 2007 for government debt securities classified as available for sale were as follows:

Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Losses
	(In Thousands)
Due in less than 2 years	$9,504	$9,324	($180)
Due in 2 years or more	17,857	17,779	(78)
Total investment in debt securities	$27,361	$27,103	($258)

The aggregate cost and fair value at April 30, 2006 for government debt securities classified as available for sale were as follows:

Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Losses
	(In Thousands)
Due in less than 2 years	$10,778	$10,641	($137)
Due in 2 years or more	8,745	8,630	(115)
Total investment in debt securities	$19,523	$19,271	($252)

The unrealized losses of $258,000 and $252,000 in government debt securities net of deferred income tax benefits of $91,000 and $89,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of April 30, 2007 and 2006, respectively. During fiscal year 2006, the Company reclassified $18,038,000 of government debt securities from the classification of available for sale to trading securities that resulted in the recognition and reclassification of an unrealized loss of $129,000 from Accumulated Other Comprehensive Income to the Consolidated Statement of Income. During fiscal year 2007, $66,000 of this loss was reclassified from unrealized to realized upon maturity of the debt obligation.

The average yield on the Government debt securities classified as available for sale at April 30, 2007 and April 30, 2006 was 3.54% and 3.76%, respectively.

Proceeds from sales of government debt securities classified as available for sale during fiscal years 2007, 2006, and 2005 were $10,825,000, $9,650,000 and $9,019,000, respectively. In fiscal 2007, the related loss on sales of $78,000 was reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income. There were no related gains or losses on sales of government debt securities during fiscal 2006 or 2005.

For the years ended April 30, 2007, 2006, and 2005, income from securities transactions also included $971,000, $483,000, and $239,000 of dividend income; $1,879,000, $1,361,000, and $363,000 of interest income; and $36,000, $11,000 and $7,000 of related interest expense, respectively.

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
Property and equipment consist of the following:

	April 30,
	2007	2006
	(in thousands)

Land	$726	$726
Building and leasehold improvements	7,284	7,284
Furniture and equipment	10,706	10,652
	18,716	18,662
Accumulated depreciation and amortization	(13,793)	(13,256)
	$4,923	$5,406

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 6-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Year ended April 30,
	2007	2006	2005
	(in thousands)
Current:
Federal	$12,575	$12,486	$11,860
State and local	3,459	3,328	2,555
	16,034	15,814	14,415
Deferred:
Federal	(87)	(148)	(361)
State and local	(51)	(56)	(10)
	(138)	(204)	(371)
Provision for income taxes	$15,896	$15,610	$14,044

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/asset are as follows:

	Year ended April 30,
	2007	2006	2005
	(in thousands)

Unrealized gains on securities held for sale	($8,991)	($8,715)	($6,304)
Unrealized gains on trading securities	115	(76)	-
Depreciation and amortization	185	(90)	(356)
Deferred professional fees	216	246	342
Deferred charges	(69)	214	183
Other, net	(109)	(15)	(41)
	($8,653)	($8,436)	($6,176)

Included in deferred income taxes in total current assets are deferred state and local income taxes of $139,000 and $88,000 at April 30, 2007 and 2006, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Year ended April 30,
	2007	2006	2005
	(in thousands)

Tax expense at the U.S. statutory rate	$14,176	$13,667	$12,377
Increase (decrease) in tax expense from:
State and local income taxes, net of
federal income tax benefit	2,215	2,127	1,654
Effect of tax exempt income and dividend
deductions	(455)	(293)	(88)
Other, net	(40)	109	101
Provision for income taxes	$15,896	$15,610	$14,044

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 7-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the years ended April 30, 2007, 2006, and 2005 the Company contributed $1,197,000, $1,244,000, and $1,082,000, respectively to the Plan.

Note 8-Lease Commitments:

On June 4, 1993, the Company entered into a 15 year lease agreement to provide primary office space. The lease includes free rental periods as well as scheduled base rent escalations over the term of the lease. The lease was scheduled to expire in May 2008 subject to an option granted to the Company to extend the term for 5 additional years at a market rental rate. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease. On September 14, 2000, the Company amended its lease for primary office space and returned to the landlord approximately 6,000 square feet of excess office capacity, reducing the Company's future minimum lease payments accordingly. On January 19, 2006, the Company amended its lease for primary office space and returned to the landlord approximately 11,000 square feet of excess office capacity, reducing the Company's future minimum lease payments accordingly.

On April 23, 2007, the Company signed a lease amendment that extended the primary office space lease to May 2013, which increased the Company's future minimum lease payments. Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for equipment and office space, with remaining terms of one year or more, are as follows:

Year ended April 30:	(in thousands)

2008	$3,110
2009	3,110
2010	3,056
2011	2,948
Thereafter	5,374
$17,598

Rental expense for the years ended April 30, 2007, 2006 and 2005 under operating leases covering office space was $2,108,000, $1,724,000, and $1,799,000, respectively.

Note 9-Business Segments:

The Company operates two reportable business segments: Investment Periodicals, Publishing & Licensing and Investment Management. The Investment Periodicals, Publishing & Licensing segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and licensing fees for Value Line proprietary ranking system information and Value Line trademarks. The Investment Management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Value Line, Inc.
Notes to Consolidated Financial Statements

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	April 30, 2007
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total

Revenues from external customers	$52,480	$31,155	$83,635
Intersegment revenues	108	-	108
Income from securities transactions	233	3,021	3,254
Depreciation and amortization	1,963	80	2,043
Segment profit	19,755	15,901	35,656
Segment assets	18,976	80,581	99,557
Expenditures for segment assets	715	80	795

	April 30, 2006
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total
Revenues from external customers	$52,719	$32,467	$85,186
Intersegment revenues	114	-	114
Income from securities transactions	62	2,922	2,984
Depreciation and amortization	2,169	88	2,257
Segment profit	20,041	15,158	35,199
Segment assets	14,861	81,762	96,623
Expenditures for segment assets	933	9	942

	April 30, 2005
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total
Revenues from external customers	$52,713	$31,765	$84,478
Intersegment revenues	180	-	180
Income from securities transactions	14	7,914	7,928
Depreciation and amortization	2,384	106	2,490
Segment profit	16,420	10,680	27,100
Segment assets	14,871	44,409	59,280
Expenditures for segment assets	1,441	189	1,630

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

(in thousands)

	2007	2006	2005
Revenues
Total revenues for reportable segments	$83,743	$85,300	$84,658
Elimination of intersegment revenues	(108)	(114)	(180)
Total consolidated revenues	$83,635	$85,186	$84,478

Segment profit
Total profit for reportable segments	$38,910	$38,183	$35,028
Add: Income from securities transactions
related to corporate assets	1,613	884	350
Less: Depreciation related to corporate assets	(20)	(18)	(16)
Income before income taxes	$40,503	$39,049	$35,362

Assets
Total assets for reportable segments	$99,556	$96,623	$59,280
Corporate assets	29,407	22,591	39,585
Consolidated total assets	$128,963	$119,214	$98,865

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 10-Net Capital:
The Company’s wholly owned subsidiary, VLS, is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger. Additionally, VLS may declare dividends only if aggregate indebtedness is less than twelve times net capital.

At April 30, 2007, the net capital, as defined, of VLS of $24,870,655 exceeded required net capital by $24,770,655 and the ratio of aggregate indebtedness to net capital was .05 to 1.

Note 11-Disclosure of Credit Risk of Financial Instruments with Off Balance Sheet Risk:

In the normal course of business, the Company enters into contractual commitments, including financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2007 and 2006, the Company did not have any investment in financial futures contracts. The Company limits its credit risk associated with such instruments by entering into exchange traded future contracts.

Although VLS did not do so during fiscal 2007 or fiscal 2006, during prior periods it executed, as agent, securities transactions on behalf of the Value Line Funds. If either a mutual fund or a counter party, had failed to perform, VLS might have been required to discharge the obligations of the nonperforming party. In such circumstances, Value Line Securities, Inc. might sustain a loss if the market value of the security is different from the contract value of the transaction.

Other than the Value Line Funds as explained in note 3, no single customer accounted for a significant portion of the Company’s sales in fiscal 2007, 2006 or 2005, nor for accounts receivable as of April 30, 2007 or 2006.

Note 12-Comprehensive Income:

The Company has adopted Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At April 30, 2007, 2006, and 2005, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company’s Balance Sheets.
The components of comprehensive income that are included in the Statement of Changes in Shareholders’ Equity are as follows:

	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
	(in thousands)
Year ended April 30, 2007
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$2,774	($977)	$1,797
Add: Reclassification adjustments for
losses realized in net income	78	(27)	51
Less: Reclassification adjustments
for gains realized in net income	(2,065)	727	(1,338)
Other Comprehensive income	$787	($277)	$510

Value Line, Inc.
Notes to Consolidated Financial Statements

Year ended April 30, 2006
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$8,971	($3,195)	$5,776
Add: Reclassification adjustments for
losses realized in net income	129	(45)	84
Less: Reclassification adjustments
for gains realized in net income	(2,355)	829	(1,526)
Other Comprehensive income	$6,745	($2,411)	$4,334

Year ended April 30, 2005
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$1,902	($666)	$1,236
Less: Reclassification adjustments
for gains realized in net income	(5,738)	2,008	(3,730)
Other Comprehensive income	($3,836)	$1,342	($2,494)

Note 13-Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 is effective for tax years ending after December 31, 1998. SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or obtaining software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.

At April 30, 2007 and 2006, the Company capitalized $447,000 and $508,000 of costs related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 years. Amortization expense for the years ended April 30, 2007, 2006 and 2005 was $887,000, $916,000, and $940,000, respectively.

Note 14-Contingencies:

On September 17, 2003 the Company commenced an action in New York Supreme Court, seeking damages in an unspecified amount, against a small mutual fund company pertaining to a contemplated transaction. The Company was countersued for alleged damages in excess of $5,000,000. The action was settled in November 2004 following transfer to Federal Court in New York, without a material adverse effect on the Company. A related entity of the defendant in the Company’s New York action brought suit against the Company and certain directors in Federal Court in Texas in March 2004 based on the same transaction. On the Company’s motion, that action was transferred from Texas to the New York Federal Court, where it was dismissed in part. In November 2006, a written agreement was reached to resolve the remaining issues without any material adverse effect on the Company’s consolidated results of operations and financial condition.

By letter dated June 15, 2005, the staff of the Securities and Exchange Commission informed the Company that it was conducting an informal inquiry. Thereafter, the staff has requested documents and information related to, among other things, trades for the Company’s and its affiliates’ proprietary accounts, execution of trades through VLS for the Value Line Funds and the fees collected by VLS from the Value Line Funds pursuant to a Service and Distribution Plan. The Company and its subsidiaries are cooperating with the inquiry. Management cannot determine the effect, if any, that the inquiry will have on the results of operations and financial condition.