Form 10-Q
period 2007-07-31
VALUE LINE INC
filed 2007-09-14
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number: 0-11306

VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 East 42nd Street, New York, New York	10017-5891
(Address of principal executive offices)	(Zip Code)

(212) 907-1500
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                             Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	Apr. 30,
	2007	2007
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $20,782 and $20,165, respectively)	$21,466	$20,605
Trading securities	17,156	15,849
Securities available for sale	79,811	76,822
Accounts receivable, net of allowance for doubtful accounts of $93 and $88, respectively	3,451	3,929
Receivable from affiliates	2,841	2,794
Prepaid expenses and other current assets	1,508	2,098
Deferred income taxes	139	139

Total current assets	126,372	122,236

Long term assets
Property and equipment, net	4,807	4,923
Capitalized software and other intangible assets, net	1,499	1,804

Total long term assets	6,306	6,727

Total assets	$132,678	$128,963

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,920	$5,316
Accrued salaries	1,410	1,545
Dividends payable	2,995	2,995
Accrued taxes payable	2,455	0
Unearned revenue	27,661	28,552
Deferred income taxes	8,951	8,654

Total current liabilities	47,392	47,062

Long term liabilities
Unearned revenue	5,838	5,948
Deferred charges	381	381

Total long term liabilities	6,219	6,329

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	60,331	57,383
Treasury stock, at cost (18,400 shares on 7/31/07 and 4/30/07)	(354)	(354)
Accumulated other comprehensive income, net of tax	17,099	16,552

Total shareholders' equity	79,067	75,572

Total liabilities and shareholders' equity	$132,678	$128,963

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended
	July 31,
	2007	2006

Revenues:
Investment periodicals and related publications	$10,963	$11,541
Licensing fees	1,653	1,811
Investment management fees & services	8,185	8,039

Total revenues	20,801	21,391

Expenses:
Advertising and promotion	3,596	3,224
Salaries and employee benefits	4,609	4,542
Production and distribution	1,663	1,811
Office and administration	1,968	1,945

Total expenses	11,836	11,522

Income from operations	8,965	9,869
Income from securities transactions, net	701	593

Income before income taxes	9,666	10,462
Provision for income taxes	3,723	4,191

Net income	$5,943	$6,271

Earnings per share, basic & fully diluted	$0.60	$0.63

Weighted average number of common shares	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months
	ended
	July 31,	July 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,943	$6,271

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436	555
Unrealized losses/(gains) on trading securities	104	(3)
Deferred income taxes	(36)	-

Changes in assets and liabilities:
Purchase of trading securities	(1,411)	-
(Decrease) in unearned revenue	(1,001)	(2,216)
(Decrease) in deferred charges	(6)	(21)
Increase/(decrease) in accounts payable and accrued expenses	(1,390)	(2,474)
Increase/(decrease) in accrued salaries	(135)	(164)
Increase in accrued taxes payable	2,455	2,740
(Increase)/decrease in prepaid expenses and other current assets	626	126
Decrease/(increase) in accounts receivable	478	(923)
Decrease/(increase) in receivable from affiliates	(47)	276

Total adjustments	73	(2,104)

Net cash provided by operations	6,016	4,167

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Purchases of equity securities	(4)	-
Proceeds from sales of fixed income securities	683	125
Purchases of fixed income securities	(2,824)	(5,937)
Acquisition of property and equipment	(2)	-
Expenditures for capitalized software	(13)	(117)

Net cash (used in) investing activities	(2,160)	(5,929)

Cash flows from financing activities:
Dividends paid	(2,995)	(2,495)

Net cash used in financing activities	(2,995)	(2,495)

Net increase/(decrease) in cash and cash equivalents	861	(4,257)
Cash and cash equivalents at beginning of year	20,605	15,331

Cash and cash equivalents at end of period	$21,466	$11,074

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2007
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2007	9,981,600	$1,000	$991	($354)		$57,383	$16,552	$75,572

Comprehensive income
Net income					$5,943	5,943		5,943
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					547		547	547

Comprehensive income					$6,490

Dividends declared						(2,995)		(2,995)

Balance at July 31, 2007	9,981,600	$1,000	$991	($354)		$60,331	$17,099	$79,067

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

The interim consolidated condensed financial statements of Value Line, Inc., together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 20, 2007 for the fiscal year ended April 30, 2007. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Value Line, Inc. is incorporated in the State of New York. The Company's primary businesses are producing investment related periodical publications, licensing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products, providing investment management and distribution services to the Value Line Funds, institutions and individual accounts and providing distribution, marketing, and administration services to the Value Line Funds. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

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

Investment management fees consist of management fees from the Value Line Mutual Funds ("Value Line Funds"), and from asset management clients. Investment management fees for the mutual funds are earned on a monthly basis as services are performed and the fee is calculated based on average daily net assets of the mutual funds in accordance with each fund's advisory agreement. Investment management fees for the asset management accounts are earned on a monthly basis as services are performed and the fee is calculated on assets in accordance with each of the management agreements (see note 6).

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

Valuation of Securities:

The Company's securities classified as available for sale consist of shares of the Value Line Funds and government debt securities accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The securities available for sale and trading securities reflected in the consolidated condensed financial statements at fair value are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities available for sale are recorded in earnings on trade date and are determined on the identified cost method.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

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

Cash and Cash Equivalents:

For purposes of the consolidated condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2007 and April 30, 2007, cash equivalents included $19,915,000 and $19,868,000, respectively, invested in the Value Line Cash Fund.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2-Investments:

Securities held by the Company are classified as Trading Securities and Available-for-Sale Securities. All securities held by Value Line Securities, Inc. ("VLS"), as a broker/dealer, are classified as trading securities. Securities held by the Company and its other subsidiaries, which are all held with the expectation that they may be sold in less than one year, are also classified as trading securities. All other investments not classified as trading securities are classified as available-for-sale securities.

Trading Securities:

Trading securities held by the Company at July 31, 2007 had an aggregate cost of $17,527,000 and a market value of $17,156,000. Trading securities held by the Company at April 30, 2007 had an aggregate cost of $16,115,000 and a market value of $15,849,000. There were no sales and no realized trading gains or losses during the first quarter of fiscal year 2008 or 2007. The net changes in unrealized losses of $104,000 for the period ended July 31, 2007 and the net changes in unrealized gains of $3,000 for the period ended July 31, 2006, respectively, were included in the Consolidated Condensed Statement of Income.

Securities Available for Sale:
Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $23,922,000 and the market value was $50,664,000 at July 31, 2007. The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $23,917,000 and the market value was $49,719,000 at April 30, 2007. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet are $26,791,000 and $25,859,000, net of deferred taxes of $9,431,000 and $9,102,000, as of July 31, 2007 and April 30, 2007, respectively. The total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet were $49,000 and $58,000, net of deferred tax benefit of $17,000 and $20,000, as of July 31, 2007 and April 30, 2007, respectively. During the three months ended July 31, 2007 and 2006, there were no sales and no realized gains or losses on equity securities, for which unrealized gains and losses were included in Accumulated Other Comprehensive Income as of July 31, 2007 or July 31, 2006. The increase in gross unrealized gains on these securities of $941,000 and the decrease of $3,302,000, net of deferred taxes of $331,000 and $1,162,000, were included in Shareholders' Equity at July 31, 2007 and 2006, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Government Debt Securities:

Government debt securities consist of federal, state, and local government securities within the United States. The Company's investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at July 31, 2007 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$16,202	$15,971	($231)
Due in 2 years or more	13,301	13,176	(125)
Total investment in debt securities	$29,503	$29,147	($356)

The aggregate cost and fair value at April 30, 2007 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$9,504	$9,324	($180)
Due in 2 years or more	17,857	17,779	(78)
Total investment in debt securities	$27,361	$27,103	($258)

The unrealized losses of $356,000 and $258,000 in government debt securities net of deferred income tax benefits of $126,000 and $91,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of July 31, 2007 and April 30, 2007, respectively.

The average yield on the Government debt securities classified as available for sale at July 31, 2007 and April 30, 2007 was 3.63% and 3.54%, respectively.

Proceeds from sales of government debt securities classified as available for sale during the three months ended July 31, 2007 and 2006 were $683,000 and $125,000, respectively. There were no related gains or losses on sales of government debt securities during the first quarter of fiscal 2008 or 2007.

For the three months ended July 31, 2007 and 2006, income from securities transactions also included $252,000 and $167,000 of dividend income and $552,000 and $423,000 of interest income. There was no interest expense during the first quarter of fiscal 2008 or 2007.

Note 3-Supplementary Cash Flow Information:

Cash payments for income taxes were $765,000 and $1,450,000 for the three months ended July 2007 and 2006, respectively.

Note 4-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $270,000 and $320,000 for the three months ended July 31, 2007 and 2006, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 5-Comprehensive Income:

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

At July 31, 2007 and April 30, 2007, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Three months ended July 31, 2007
Unrealized Gains on Securities:
Change in Unrealized Holding Gains Arising during the period	$843	($296)	$547

Change in Other Comprehensive Income	$843	($296)	$547

Three months ended July 31, 2006
Unrealized Gains on Securities:
Change in Unrealized Holding Losses Arising during the period	($3,302)	$1,162	($2,140)

Change in Other Comprehensive Income	($3,302)	$1,162	($2,140)

Note 6-Related Party Transactions:

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

For the three months ended July 31, 2007 and 2006, investment management fees and 12b-1 service and distribution fees amounted to $7,883,000 and $7,757,000, respectively, which included fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $1,669,000 and $2,107,000 earned by VLS in fiscal years 2008 and 2007, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $2,758,000 and $2,534,000 at July 31, 2007 and April 30, 2007, respectively.

For the three months ended July 31, 2007 and 2006, total management fee waivers were $60,000 and $65,000 respectively, and service and distribution fee waivers were $1,119,000 and $516,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

As of July 31, 2007, the Company had $50,660,000 invested in the Value Line equity funds and $19,915,000 in the Value Line Cash Fund. Combined, this represents approximately 1.9% of total fund assets at July 31, 2007. Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.

For the three months ended July 31, 2007 and 2006, the Company was reimbursed $461,000 and $308,000, respectively, for payments it made on behalf of and services it provided to the Parent. At July 31, 2007, and April 30, 2007, Receivables from affiliates included a Receivable from the Parent of $71,000 and $243,000, respectively.

From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. For the quarter ended July 31, 2007, the Parent did not not purchase any additional shares in the market.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Three months ended July 31,
	2007	2006
	(in thousands)
Current:
Federal	$3,005	$3,346
State and local	833	904
	3,838	4,250
Deferred:
Federal	(114)	(45)
State and local	(1)	(14)
	(115)	(59)
Provision for income taxes	$3,723	$4,191

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three months ended July 31,
	2007	2006
	(in thousands)

Tax expense at the U.S. statutory rate	$3,383	$3,662
Increase (decrease) in tax expense from:
State and local income taxes, net of federal income tax benefit	541	579
Effect of tax exempt income and dividend deductions	(166)	(88)
Other, net	(35)	38
Provision for income taxes	$3,723	$4,191

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Note 8-Business Segments:

The Company operates two reportable business segments: Investment Periodicals, Publishing & Licensing and Investment Management. The Investment Periodicals, Publishing & Licensing segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and receives licensing fees for Value Line proprietary ranking system information and Value Line trademarks. The Investment Management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Three months ended July 31, 2007
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Licensing

Revenues from external customers	$12,616	$8,185	$20,801
Intersegment revenues	9	-	9
Income from securities transactions	95	239	334
Depreciation and amortization	414	18	432
Segment operating profit	5,247	3,722	8,969
Segment assets	18,724	81,371	100,095
Expenditures for segment assets	15	-	15

	Three months ended July 31, 2006
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Licensing
Revenues from external customers	$13,352	$8,039	$21,391
Intersegment revenues	25	-	25
Income from securities transactions	36	243	279
Depreciation and amortization	528	23	551
Segment operating profit	5,439	4,434	9,873
Segment assets	14,469	72,195	86,664
Expenditures for segment assets	117	-	117

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

	(in thousands)
	2007	2006
Revenues
Total revenues for reportable segments	$20,810	$21,416
Elimination of intersegment revenues	(9)	(25)
Total consolidated revenues	$20,801	$21,391

Segment profit
Total profit for reportable segments	9,303	10,152
Add: Income from securities transactions related to corporate assets	367	314
Less: Depreciation related to corporate assets	(4)	(4)
Income before income taxes	$9,666	$10,462

Assets
Total assets for reportable segments	100,095	86,664
Corporate assets	32,583	30,888
Consolidated total assets	$132,678	$117,552

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 9-Contingencies:

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
•
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for year ended April 30, 2007, and other risks and uncertainties from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net income for the first quarter ended July 31, 2007 of $5,943,000 or $0.60 per share was $328,000 or 5% below net income of $6,271,000 or $0.63 per share for the first quarter of the prior fiscal year. Operating income of $8,965,000 for the three months ended July 31, 2007 was $904,000 or 9% below operating income of $9,869,000 last fiscal year. The Company’s income from securities transactions of $701,000 for the three months ended July 31, 2007 was 18% above last year’s. Shareholders’ equity of $79,067,000 at July 31, 2007 was 24% higher than shareholders’ equity of $63,571,000 at July 31, 2006.

Operating revenues

Three Months Ended July 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07
Investment periodicals and related publications	$10,963	$11,541	-5.0%
Licensing Fees	$1,653	$1,811	-8.7%
Investment management fees and services	$8,185	$8,039	1.8%
Total Operating Revenues	$20,801	$21,391	-2.8%

Investment periodicals and related publications revenues

The investment periodicals and related publications revenues were down 5% for the first three months ended July 31, 2007 as compared to the first quarter of the prior fiscal year. As a percentage of total operating revenues, investment periodicals and related publications revenues have fallen from 54% during the first quarter of fiscal 2007 to 52.7% during the first quarter of fiscal 2008. While the Company continues to bring in new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline. Factors that have contributed to the decline in the investment periodicals and related publications revenues include the increasing amount of competition in the form of free and paid investment research on the Internet and research provided by brokerage firms at no cost to their clients.

Within investment periodicals and related publications are subscription revenues to print and electronic products.

Three Months Ended July 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07

Print publication revenues	$7,984	$8,786	-9.1%
Electronic publication revenues	$2,979	$2,755	8.1%
Total Investment periodicals and related publications revenue	$10,963	$11,541	-5.0%

Unearned Revenues (Short and Long Term)	$33,499	$35,510	-5.7%

Value Line’s electronic publications revenues are derived from institutional and retail subscribers. For the three months ended July 31, 2007, institutional revenues increased $332,000 or 33%, while revenues from retail subscribers were down $108,000 or 6% as compared to the first quarter of the prior fiscal year. The decrease in electronic retail publications revenues is attributable to the decrease in circulation within the Company’s software products. Circulation of The Value Line Investment Analyzer decreased 24%, which resulted in a $122,000 decline in revenues from this product, partially offset by an increase in the circulation and revenues from the online subscription to The Value Line Investment Survey.

Licensing revenues

Licensing fee revenues have declined $158,000 for the three months ended July 31, 2007 as compared to the first quarter of the prior fiscal year primarily due to the volatility in the equity markets and the conversion of three closed-end funds traded on the American Stock Exchange, to open-end Exchange Traded Funds. These three conversions, initiated in part as a result of the actions of companies that invest in closed-end funds for the purpose of instigating trust action to eliminate discount NAV pricing, resulted in the withdrawal of assets that in turn, lowered the Company’s asset based licensing fees for the first quarter of fiscal 2008. As of July 31, 2007, total third party sponsored assets attributable to the licensing business represent $5.6 billion in various products. The Company believes the growth of the business is dependent upon the desire of third party marketers to use the Value Line trademarks and proprietary research for their products, signing new licensing agreements, and the marketplace’s acceptance of new products. Value Line believes it was an early entrant into this new market five years ago and today the market has matured and the Company and its third party sponsors face more competition in the marketplace.

Investment management fees and distribution services revenues

The investment management fees and distribution services revenues were up $146,000 for the three months ended July 31, 2007 as compared to the first quarter last fiscal year. While management fees for the first quarter of fiscal year 2008 were up $564,000 as compared to the first quarter of fiscal year 2007 there was a net decrease of $438,000 in distribution services revenues due to 12b-1 fee waivers for certain of the Value Line Funds. For the three months ended July 31, 2007 and 2006, 12b-1 fee waivers were $1,119,000 and $516,000, respectively. For the three months ended July 31, 2007 and 2006, total management fee waivers were $60,000 and $65,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

The table below illustrates the total fund assets for the three months ended July 31, 2007 as compared to the first quarter last fiscal year. The second table shows the two channels through which the equity funds are available. Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

Three Months Ended July 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07

Equity funds	$3,331,770	$3,008,524	10.7%
Fixed income funds	$279,712	$305,182	-8.3%
Money Market funds	$197,976	$172,535	14.7%
Total net assets	$3,809,458	$3,486,241	9.3%

Equity fund assets sold through GIAC	$891,707	$928,105	-3.9%
All other equity fund assets	$2,440,063	$2,080,419	17.3%
Total Equity fund net assets	$3,331,770	$3,008,524	10.7%

The Company believes that the 17.3% growth in equity funds for the first quarter of fiscal 2008, excluding SAM and Centurion Funds sold through GIAC, has been in large part due to the superior performance for certain Value Line Funds at various intervals in terms of short, mid and long-term returns. As of June 30, 2007, 80% of the equity funds, excluding SAM and Centurion, had four or five star ratings by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as, but not limited to, Charles Schwab & Co., Inc., TD Ameritrade, Inc., and National City Bank.

Expenses

Advertising and promotion

Three Months Ended July 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07

Advertising and promotion	$3,596	$3,224	11.5%

Advertising and promotion expenses for the three months ended July 31, 2007 increased $372,000 as compared to the first quarter of last fiscal year. The primary increase is within the fees paid to third party intermediaries, such as, but not limited to, Charles Schwab & Co., Inc. to market the Value Line Funds. This expense will fluctuate based on assets invested in the Value Line Funds by clients of the intermediaries, the change in market value of such assets, and the addition of any new intermediary selling agreements. The Company anticipates third party intermediary expenses will continue to increase as assets continue to grow and more shareholders come into the Value Line Funds through intermediaries rather than direct accounts. Costs associated with direct mail remained substantially the same, while the overall number of pieces mailed increased year to year. The Company also increased its expenditures in print media promoting the Value Line Funds in select markets. For the three months ended July 31, 2007 media advertising expenses were up $121,000 as there was no media advertising during the first quarter of last fiscal year.

Salary and employee benefits

Three Months Ended July 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07

Salaries and employee benefits	$4,609	$4,542	1.5%

Over the past several years, the Company has increased productivity by the combination of roles and responsibilities along with selective outsourcing. Some duplication of effort has been eliminated and certain tasks, such as data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost.

Production and distribution

Three Months Ended July 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07

Production and distribution	$1,663	$1,811	-8.2%

Production and distribution expenses for the three months ended July 31, 2007 were $148,000 below expenses for the first quarter of last fiscal year. The decline in expenses was primarily due to lower demand for paper, printing and mailing costs that resulted primarily from a decrease in circulation of the print products. Partially offsetting the savings during the first quarter of fiscal 2008 was an increase in the cost of paper and an increase in postage rates.

Office and administration

Three Months Ended July 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07

Office and administration	$1,968	$1,945	1.2%

Office and administration expenses for the three months ended July 31, 2007 were $23,000 above expenses for the first quarter of last fiscal year. During the first quarter of fiscal year 2008 professional fees significantly decreased as compared to the first quarter of fiscal year 2007. Professional fees can fluctuate year to year based on the level of activity requiring the use of outside professional consultants. Within Occupancy, during the last fiscal quarter of fiscal 2007, the Company extended its lease in midtown New York extending the lease expiration date to May 2013 on negotiated terms in place of the Company’s renewal option at market rate, which resulted in significantly higher rent as a result of market conditions.

Income from securities transactions, net

For the three months ended July 31, 2007 the Company’s income from securities transactions, net, is $108,000 higher than income for the first quarter of last fiscal year. Income from securities transactions, net, includes dividend and interest income of $804,000 at July 31, 2007 that is $214,000 or 36.5% higher than income of $590,000 for the first quarter of last fiscal year due to an increase in interest rates. Capital losses, for the three months ended July 31, 2007 were $104,000 as compared to capital gains of $3,000 during the first quarter of fiscal year 2007.

Liquidity and Capital Resources

The Company had working capital of $78,980,000 as of July 31, 2007 and $62,484,000 as of July 31, 2006. Cash and short-term securities totaled $101,277,000 as of July 31, 2007 and $79,498,000 as of July 31, 2006.

Cash from operating activities

The Company’s cash flow from operations of $6,016,000 for the three months ended July 31, 2007 was 44% above cash flow from operations of $4,167,000 for the three months ended July 31, 2006. The primary change was the purchase of additional fixed income debt securities within VLS, the Company’s broker/dealer subsidiary, which was partially offset by the slowing decline in unearned revenues and accounts payable and accrued expenses within the Company.

Cash from investing activities

The Company’s cash outflow from investing activities of $2,160,000 for the three months ended July 31, 2007 was 64% below cash outflow from investing activities of $5,929,000 for the three months ended July 31, 2006 due to the maturity of fixed income securities and the redeployment of holdings in fixed income securities classified as available for sale to trading securities and cash during the first quarter of fiscal 2008.

Cash from financing activities

The Company’s net cash outflow from financing activities of $2,995,000 for the three months ended July 31, 2007 increased 20% as compared to the first quarter of the prior fiscal year due to the payment of a higher quarterly dividend per common share of $0.30 in fiscal 2008 as compared to $0.25 in fiscal 2007.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management does not anticipate any borrowing in fiscal 2008.

Critical Accounting Estimates and Policies

The Company’s Critical Accounting Estimates and Policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended April 30, 2007.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates

	(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of July 31, 2007 Investments in securities with fixed maturities	$46,303	$45,846	$46,567	$45,425	$46,633

As of April 30, 2007 Investments in securities with fixed maturities	$42,952	$42,357	$43,074	$41,900	$43,054

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

The table below summarizes Value Line’s equity price risks as of July 31, 2007 and April 30, 2007 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

			Estimated
			Fair Value after	Hypothetical Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities	Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2007	$50,664	30% increase	$65,863	12.49%
		30% decrease	$35,464	(12.49)%

As of April 30, 2007	$49,719	30% increase	$64,635	12.83%
		30% decrease	$34,803	(12.83)%

Item 4. CONTROLS AND PROCEDURES

(a)
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.

Item 6. Exhibits

31.1 Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report for the period ended July 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: September 14, 2007	By:	s/Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: September 14, 2007	By:	s/Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer