Form 10-Q
period 2007-10-31
VALUE LINE INC
filed 2007-12-14
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	October 31, 2007	Apr. 30, 2007
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $14,511 and $20,165, respectively)	$15,161	$20,605
Trading securities	19,734	15,849
Securities available for sale	86,284	76,822
Accounts receivable, net of allowance for doubtful accounts of $100 and $88, respectively	4,270	3,929
Receivable from affiliates	2,957	2,794
Prepaid expenses and other current assets	1,484	1,588
Prepaid and refundable income taxes	370	510
Deferred income taxes	153	139

Total current assets	130,413	122,236

Long term assets
Property and equipment, net	4,867	4,923
Capitalized software and other intangible assets, net	1,167	1,804

Total long term assets	6,034	6,727

Total assets	$136,447	$128,963

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,963	$5,316
Accrued salaries	1,325	1,545
Dividends payable	2,995	2,995
Accrued taxes payable	0	0
Unearned revenue	25,734	28,552
Deferred income taxes	10,524	8,654

Total current liabilities	44,541	47,062

Long term liabilities
Unearned revenue	6,196	5,948
Deferred charges	381	381

Total long term liabilities	6,577	6,329

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	63,696	57,383
Treasury stock, at cost (18,400 shares on 10/31/07 and 4/30/07)	(354)	(354)
Accumulated other comprehensive income, net of tax	19,996	16,552

Total shareholders' equity	85,329	75,572

Total liabilities and shareholders' equity	$136,447	$128,963

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended		Six months ended
	Oct. 31,		Oct 31,
	2007	2006	2007	2006

Revenues:
Investment periodicals and related publications	$10,860	$11,374	$21,823	$22,915
Licensing fees	1,792	1,767	3,445	3,578
Investment management fees & services	8,458	7,604	16,643	15,643

Total revenues	21,110	20,745	41,911	42,136

Expenses:
Advertising and promotion	3,478	3,827	7,074	7,051
Salaries and employee benefits	4,524	4,624	9,133	9,166
Production and distribution	1,611	1,794	3,274	3,605
Office and administration	2,081	1,439	4,049	3,384

Total expenses	11,694	11,684	23,530	23,206

Income from operations	9,416	9,061	18,381	18,930
Income from securities transactions, net	885	645	1,586	1,238

Income before income taxes	10,301	9,706	19,967	20,168
Provision for income taxes	3,942	3,797	7,665	7,988

Net income	$6,359	$5,909	$12,302	$12,180

Earnings per share, basic & fully diluted	$0.63	$0.59	$1.23	$1.22

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months
	ended
	Oct 31,	Oct 31,
	2007	2006
Cash flows from operating activities:
Net income	$12,302	$12,180

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	901	1,103
(Gains)/losses on sales of trading securities and securities available for sale	(7)	66
Unrealized losses/(gains) on trading securities	41	(98)
Deferred income taxes	(32)	(85)

Changes in assets and liabilities:
Purchase of trading securities	(3,926)	(1,103)
Decrease in unearned revenue	(2,570)	(4,205)
Decrease in deferred charges	(12)	(42)
Decrease in accounts payable and accrued expenses	(1,341)	(2,522)
Decrease in accrued salaries	(220)	(169)
Decrease in accrued taxes payable	-	(475)
Decrease in prepaid expenses and other current assets	262	12
(Increase) in accounts receivable	(341)	(738)
Decrease/(increase) in receivable from affiliates	(163)	332

Total adjustments	(7,408)	(7,924)

Net cash provided by operations	4,894	4,256

Cash flows from investing activities:

Purchases and sales of securities classified as available for sale:
Purchases of equity securities	(8)	(10)
Proceeds from sales of equity securities	-	6
Proceeds from sales of fixed income securities	5,137	5,125
Purchases of fixed income securities	(9,270)	(10,438)
Acquisition of property and equipment	(176)	(26)
Expenditures for capitalized software	(32)	(183)

Net cash used in investing activities	(4,349)	(5,526)

Cash flows from financing activities:
Dividends paid	(5,989)	(4,990)

Net cash used in financing activities	(5,989)	(4,990)

Net decrease in cash and cash equivalents	(5,444)	(6,260)
Cash and cash equivalents at beginning of year	20,605	15,331

Cash and cash equivalents at end of period	$15,161	$9,071

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Six Months Ended October 31, 2007
(in thousands, except share amounts)
(unaudited)

	Common stock Number of shares	Amount	Additional paid-in capital	Treasury Stock	Comprehensive income	Retained earnings	Accumulated Other Comprehensive income	Total

Balance at April 30, 2007	9,981,600	$1,000	$991	$(354)		$57,383	$16,552	$75,572

Comprehensive income
Net income					$12,302	12,302		12,302
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					3,444		3,444	3,444
Comprehensive income					$15,746
Dividends declared						(5,989)		(5,989)
Balance at October 31, 2007	9,981,600	$1,000	$991	$(354)		$63,696	$19,996	$85,329

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Six Months Ended October 31, 2006
(in thousands, except share amounts)
(unaudited)

	Common stock Number of shares	Amount	Additional paid-in capital	Treasury Stock	Comprehensive income	Retained earnings	Accumulated Other Comprehensive income	Total

Balance at April 30, 2006	9,981,600	$1,000	$991	$(354)		$44,256	$16,042	$61,935

Comprehensive income
Net income					$12,180	12,180		12,180
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(706)		(706)	(706)

Comprehensive income					$11,474

Dividends declared						(5,490)		(5,490)

Balance at October 31, 2006	9,981,600	$1,000	$991	$(354)		$50,946	$15,336	$67,919

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

Value Line, Inc. ("VLI") is incorporated in the State of New York. The Company's primary businesses are producing investment related periodical publications, licensing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products, providing investment management services to the Value Line Funds, institutions and individual accounts and providing distribution, marketing, and administration services to the Value Line Funds. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

Principles of consolidation:

The consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:

Depending upon the product, subscription fulfillment is available in print, via internet access, and CD-ROM. The length of a subscription varies by product and offer received by the subscriber. Generally, subscriptions are available as trial subscriptions, annual subscriptions and/or multi-year subscriptions. Subscription revenues are recognized on a straight line basis over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long-term liabilities.

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

Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor. Expenses incurred by Value Line Securities, Inc. ("VLS") include payments to securities dealers, banks, financial institutions and other organizations (including an allocation of VLI expenses), that provide distribution, marketing, and administrative services with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus.

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

Cash and Cash Equivalents:

For purposes of the consolidated condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2007 and April 30, 2007, cash equivalents included $14,167,000 and $19,868,000, respectively, invested in the Value Line Cash Fund.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2-Investments:

Securities held by the Company are classified as Trading Securities and Available-for-Sale Securities. All securities held by VLS, as a broker/dealer, are classified as trading securities. Securities held by the Company and its other subsidiaries, which are all held with the expectation that they may be sold in less than one year, are also classified as trading securities. All other investments not classified as trading securities are classified as available-for-sale securities.

Trading Securities:

Trading securities held by the Company at October 31, 2007 had an aggregate cost of $20,042,000 and a market value of $19,734,000. Trading securities held by the Company at April 30, 2007 had an aggregate cost of $16,115,000 and a market value of $15,849,000. There were no sales and no realized trading gains or losses during the first six months of fiscal year 2008 or 2007. The net changes in unrealized losses of $41,000 for the period ended October 31, 2007 and the net changes in unrealized gains of $98,000 for the period ended October 31, 2006, respectively, were included in the Consolidated Condensed Statement of Income.

Securities Available for Sale:

Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $23,926,000 and the market value was $55,067,000 at October 31, 2007. The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $23,917,000 and the market value was $49,719,000 at April 30, 2007. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet are $31,142,000 and $25,859,000, net of deferred taxes of $10,962,000 and $9,102,000, as of October 31, 2007 and April 30, 2007, respectively. At October 31, 2007, there were no losses for equity securities included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet. At April 30, 2007, the total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet were $58,000, net of deferred tax benefit of $20,000.

During the six months ended October 31, 2007 and 2006, there were no sales and no realized gains or losses on equity securities, for which unrealized gains and losses were included in Accumulated Other Comprehensive Income as of October 31, 2007 or October 31, 2006. The increase in gross unrealized gains on equity securities classified as available for sale of $5,340,000 and the decrease in gross unrealized gains of $1,210,000, net of deferred taxes of $1,880,000 and $426,000 at October 31, 2007 and 2006, respectively were included in Shareholders' Equity.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Government Debt Securities:

Government debt securities consist of federal, state, and local government securities within the United States. The Company’s investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at October 31, 2007 for government debt securities classified as available for sale were as follows:

	(In Thousands)
Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Losses
Due in less than 2 years	$11,755	$11,519	$(236)
Due in 2 years or more	19,746	19,698	(48)
Total investment in debt securities	$31,501	$31,217	$(284)

The aggregate cost and fair value at April 30, 2007 for government debt securities classified as available for sale were as follows:

	(In Thousands)
Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Losses
Due in less than 2 years	$9,504	$9,324	$(180)
Due in 2 years or more	17,857	17,779	(78)
Total investment in debt securities	$27,361	$27,103	$(258)

The unrealized losses of $284,000 and $258,000 in government debt securities net of deferred income tax benefits of $100,000 and $91,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of October 31, 2007 and April 30, 2007, respectively.

The average yield on the Government debt securities classified as available for sale at October 31, 2007 and April 30, 2007 was 3.30% and 3.54%, respectively.

Proceeds from sales of government debt securities classified as available for sale during the six months ended October 31, 2007 and 2006 were $5,137,000 and $5,125,000, respectively. The company recognized a gain of $7,000 on the sales of government debt securities during the first six months of fiscal 2008. A loss of $66,000 on sales of government debt securities was recognized during the six months ended October 31, 2006.

For the six months ended October 31, 2007 and 2006, income from securities transactions also included $461,000 and $306,000 of dividend income and $1,152,000 and $899,000 of interest income. There was no interest expense during the first six months of fiscal 2008 or 2007.

Note 3-Supplementary Cash Flow Information:

Cash payments for income taxes were $8,054,000 and $8,737,000 for the six months ended October 31, 2007 and 2006, respectively.

Note 4-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $480,000 and $663,000 for the six months ended October 31, 2007 and 2006, respectively.

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

At October 31, 2007 and April 30, 2007, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

	(in thousands)
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Six months ended October 31, 2007
Unrealized Gains on Securities:
Change in Unrealized Holding Gains Arising during the period	$5,314	$(1,870)	$3,444

Change in Other Comprehensive Income	$5,314	$(1,870)	$3,444

Six months ended October 31, 2006
Unrealized Losses on Securities:
Change in Unrealized Holding Losses Arising during the period	$(1,156)	$408	$(748)
Less: Reclassification of losses realized in net income	$66	$(24)	$42

Change in Other Comprehensive Income	$(1,090)	$384	$(706)

Note 6-Related Party Transactions:

The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Funds. The Company earns investment management fees based upon the average daily net asset values of the respective Value Line Funds. Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, which means the distributor may earn a profit under the plan. Expenses incurred by VLS include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services (including payments by VLS to VLI for allocated compensation and administration expenses) with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund's prospectus.

For the six months ended October 31, 2007 and 2006, investment management fees and 12b-1 service and distribution fees amounted to $16,032,000 and $15,088,000, respectively, which included fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $3,537,000 and $3,873,000 earned by VLS in fiscal years 2008 and 2007, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $2,857,000 and $2,534,000 at October 31, 2007 and April 30, 2007, respectively.

For the six months ended October 31, 2007 and 2006, total management fee waivers were $117,000 and $128,000 respectively, and service and distribution fee waivers were $2,042,000 and $1,314,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

As of October 31, 2007, the Company had $55,064,000 invested in the Value Line equity funds and $14,167,000 in the Value Line Cash Fund. Combined, this represents approximately 1.7% of total fund assets at October 31, 2007. Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.

For the six months ended October 31, 2007 and 2006, the Company was reimbursed $739,000 and $533,000, respectively, for payments it made on behalf of and services it provided to the Parent. At October 31, 2007, and April 30, 2007, Receivables from affiliates included a Receivable from the Parent of $41,000 and $243,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. For the quarter ended October 31, 2007, the Parent did not not purchase any additional shares in the market.

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Six months ended October 31,
	2007	2006
	(in thousands)
Current:
Federal	$5,964	$6,332
State and local	1,733	1,741
	7,697	8,073
Deferred:
Federal	(30)	(47)
State and local	(2)	(38)
	(32)	(85)
Provision for income taxes	$7,665	$7,988

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six months ended October 31,
	2007	2006
	(in thousands)

Tax expense at the U.S. statutory rate
Increase (decrease) in tax expense from:	6,988	7,059
State and local income taxes, net of federal income tax benefit	1,125	1,107
Effect of tax exempt income and dividend deductions	(365)	(168)
Other, net	(83)	(10)
Provision for income taxes	$7,665	$7,988

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Six months ended October 31, 2007
	Investment Periodicals, Publishing & Licensing	Investment Management	Total
Revenues from external customers	$25,268	$16,643	$41,911
Intersegment revenues	50	-	50
Income from securities transactions	165	645	810
Depreciation and amortization	857	36	893
Segment operating profit	10,603	7,786	18,389
Segment assets	16,737	86,403	103,140
Expenditures for segment assets	208	-	208

	Six months ended October 31, 2006
	Investment Periodicals, Publishing & Licensing	Investment Management	Total
Revenues from external customers	$26,493	$15,643	$42,136
Intersegment revenues	50	-	50
Income from securities transactions	76	638	714
Depreciation and amortization	1,055	40	1,095
Segment operating profit	11,240	7,697	18,937
Segment assets	13,330	75,453	88,783
Expenditures for segment assets	209	-	209

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

	(in thousands)
	2007	2006
Revenues
Total revenues for reportable segments	$41,961	$42,186
Elimination of intersegment revenues	(50)	(50)
Total consolidated revenues	$41,911	$42,136
Segment profit
Total profit for reportable segments	19,199	19,651
Add: Income from securities transactions
related to corporate assets	776	524
Less: Depreciation related to corporate assets	(8)	(7)
Income before income taxes	$19,967	$20,168
Assets
Total assets for reportable segments	103,140	88,783
Corporate assets	33,307	29,034
Consolidated total assets	$136,447	$117,817

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

Results of Operations

Net income for the six months ended October 31, 2007 of $12,302,000 or $1.23 per share was $122,000 or 1% above net income of $12,180,000 or $1.22 per share for the six months of the prior fiscal year. Net income of $6,359,000 for the second quarter of fiscal 2008 was 7.6% above net income of $5,909,000 for the second quarter last fiscal year. Operating income of $18,381,000 for the six months ended October 31, 2007 was $549,000 or 3% below operating income of $18,930,000 last fiscal year. Operating income of $9,416,000 for the second quarter of fiscal 2008 was 4% above operating income of $9,061,000 for the second quarter last fiscal year. The Company’s income from securities transactions of $1,586,000 for the six months ended October 31, 2007 was 28% above last year’s. Shareholders’ equity of $85,329,000 at October 31, 2007 was 26% higher than shareholders’ equity of $67,919,000 at October 31, 2006.

Operating revenues

Six Months Ended October 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07
Investment periodicals and related publications	$21,823	$22,915	-4.8%
Licensing Fees	$3,445	$3,578	-3.7%
Investment management fees and services	$16,643	$15,643	6.4%

Total Operating Revenues	$41,911	$42,136	-0.5%

Investment periodicals and related publications revenues

The investment periodicals and related publications revenues were down 5% for the six months ended October 31, 2007 as compared to the six months ended October 31, 2006. As a percentage of total operating revenues, investment periodicals and related publications revenues have fallen from 54.4% during the first six months of fiscal 2007 to 52.1% during the first six months of fiscal 2008. While the Company continues to bring in new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline. Factors that have contributed to the decline in the investment periodicals and related publications revenues include the increasing amount of competition in the form of free and paid investment research on the Internet and research provided by brokerage firms at no cost to their clients.

Within investment periodicals and related publications are subscription revenues to print and electronic products.

Six Months Ended October 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07
Print publication revenues	$15,788	$17,358	-9.0%
Electronic publication revenues*	$6,035	$5,557	8.6%
Total Investment periodicals and related publications revenue	$21,823	$22,915	-4.8%

Unearned Revenues (Short and Long Term)	$31,930	$33,521	-4.7%

* Retail business is down, Institutional Sales are up.

Value Line’s electronic publications revenues derive 46% from institutional accounts and 54% from retail subscribers. For the six months ended October 31, 2007, institutional revenues increased $688,000 or 33%, while revenues from retail subscribers were down $210,000 or 6% as compared to the six months ended October 31, 2006. The decrease in electronic retail publications revenues is attributable to the decrease in circulation within the Company’s software products. Circulation of The Value Line Investment Analyzer decreased 13%, which resulted in a $281,000 decline in revenues from this product, partially offset by an increase in the circulation and revenues from the online subscription to The Value Line Investment Survey.

Licensing revenues

Licensing fee revenues have declined $133,000 for the six months ended October 31, 2007 as compared to the six months ended October 31, 2006 primarily due to the volatility in the equity markets and the conversion of three closed-end funds traded on the American Stock Exchange, to open-end Exchange Traded Funds. These three conversions, initiated in part as a result of the actions of companies that invest in closed-end funds for the purpose of encouraging trust action to eliminate discount NAV pricing, resulted in the withdrawal of assets that in turn, lowered the Company’s asset based licensing fees for the six months of fiscal 2008. As of October 31, 2007, total third party sponsored assets attributable to the licensing business represent $6.1 billion in various products. The Company believes the growth of the business is dependent upon the desire of third party marketers to use the Value Line trademarks and proprietary research for their products, signing new licensing agreements, and the marketplace’s acceptance of new products. Value Line believes it was an early entrant into this new market five years ago and today the market has somewhat matured and the Company and its third party sponsors face more competition in the marketplace.

Investment management fees and distribution services revenues

The investment management fees and distribution services revenues were up $1,000,000 for the six months ended October 31, 2007 as compared to the six months ended October 31, 2006. While management fees for the first six months of fiscal year 2008 were up $1,280,000 as compared to the first six months of fiscal year 2007 there was a net decrease of $336,000 in distribution services revenues due to 12b-1 fee waivers for certain of the Value Line Funds. For the six months ended October 31, 2007 and 2006, 12b-1 fee waivers were $2,042,000 and $1,314,000, respectively. For the six months ended October 31, 2007 and 2006, total management fee waivers were $117,000 and $128,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

The table below illustrates the total fund assets for the six months ended October 31, 2007 as compared to the six months last fiscal year. The second table shows the two channels through which the equity funds are available. Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

Six Months Ended October 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07
Equity funds	$3,656,441	$3,119,941	17.2%
Fixed income funds	$278,999	$305,465	-8.7%
Money Market funds	$159,810	$175,448	-8.9%

Total net assets	$4,095,250	$3,600,854	13.7%

Equity fund assets sold through GIAC	$948,673	$929,258	2.1%
All other equity fund assets	$2,707,768	$2,190,683	23.6%
Total Equity fund net assets	$3,656,441	$3,119,941	17.2%

The Company believes that the 23.6% growth in equity funds for the six months of fiscal 2008, excluding SAM and Centurion Funds sold through GIAC, has been in large part due to the superior performance for certain Value Line Funds at various intervals in terms of short, mid and long-term returns. As of September 30, 2007, 80% of the equity funds, excluding SAM and Centurion, had four or five star ratings by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as, but not limited to, Charles Schwab & Co., Inc., TD Ameritrade, Inc., and National City Bank.

Expenses

Advertising and promotion

Six Months Ended October 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07
Advertising and promotion	$7,074	$7,051	0.3%

Advertising and promotion expenses for the six months ended October 31, 2007 increased $23,000 as compared to the six months ended October 31, 2006. The primary increase is within the fees paid to third party intermediaries, such as, but not limited to, Charles Schwab & Co., Inc. to market the Value Line Funds. This expense will fluctuate based on assets invested in the Value Line Funds by clients of the intermediaries, the change in market value of such assets, and the addition of any new intermediary selling agreements. The Company anticipates third party intermediary expenses will continue to increase as assets grow and more shareholders come into the Value Line Funds through intermediaries rather than direct accounts. Costs associated with direct mail decreased 4% below last fiscal year, while the overall number of pieces mailed increased year to year. The Company also increased its expenditures in print media promoting the Value Line Funds in select markets. For the six months ended October 31, 2007 media advertising expenses were up $301,000 as there was no media advertising during the six months ended October 31, 2006.

Salary and employee benefits

Six Months Ended October 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07
Salaries and employee benefits	$9,133	$9,166	-0.4%

Over the past several years, the Company has increased productivity by the combination of roles and responsibilities along with selective outsourcing. Some duplication of effort has been eliminated and certain tasks, such as data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost.

Production and distribution

Six Months Ended October 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07
Production and distribution	$3,274	$3,605	-9.2%

Production and distribution expenses for the six months ended October 31, 2007 were $331,000 below expenses for the six months ended October 31, 2006. Amortized software costs decreased $196,000 below last fiscal year due to a decrease of capitalized projects and costs. In addition, the decline in expenses was due to lower demand for paper, printing and mailing costs that resulted primarily from a decrease in circulation of the print products. The decline in expenses was primarily due to lower demand for paper, printing and mailing costs that resulted primarily from a decrease in circulation of the print products. Partially offsetting the savings during the six months of fiscal 2008 was an increase in the cost of paper and an increase in postage rates.

Office and administration

Six Months Ended October 31,	2007	2006	Percentage Change
(in thousands)			FY 08 vs. 07
Office and administration	$4,049	$3,384	19.7%

Office and administration expenses for the six months ended October 31, 2007 were $665,000 above expenses for the six months ended October 31, 2006. During the first six months of fiscal year 2008 professional fees significantly decreased as compared to the first six months of fiscal year 2007. Professional fees can fluctuate year to year based on the level of activity requiring the use of outside professional consultants. Within Occupancy, during the last fiscal quarter of fiscal 2007, the Company amended its lease in midtown New York extending the lease expiration date to May 2013 on negotiated terms in place of the Company’s renewal option at market rate, which resulted in significantly higher rent as a result of market conditions.

Income from securities transactions, net

For the six months ended October 31, 2007 the Company’s income from securities transactions, net, is $348,000 higher than income for the six months ended October 31, 2006. Income from securities transactions, net, includes dividend and interest income of $1,614,000 at October 31, 2007 that is $409,000 or 34% higher than income of $1,205,000 for the six months ended October 31, 2006 due to an increase in interest rates. Capital gains, for the six months ended October 31, 2007 were $7,000 as compared to capital losses of $66,000 during the six months ended October 31, 2006.

Liquidity and Capital Resources

The Company had working capital of $85,872,000 as of October 31, 2007 and $67,102,000 as of October 31, 2006. Cash and short-term securities totaled $121,179,000 as of October 31, 2007 and $102,663,000 as of October 31, 2006.

Cash from operating activities

The Company’s cash flow from operations of $4,894,000 for the six months ended October 31, 2007 was 15% above cash flow from operations of $4,256,000 for the six months ended October 31, 2006. The primary change was the purchase of additional fixed income debt securities within the company’s trading portfolio, which was partially offset by the slowing decline in unearned revenues and the timing of payments of accounts payable and accrued expenses.

Cash from investing activities

The Company’s cash outflow from investing activities of $4,349,000 for the six months ended October 31, 2007 was 21% below cash outflow from investing activities of $5,526,000 for the six months ended October 31, 2006 due to the maturity of fixed income securities and the redeployment of cash holdings to fixed income securities classified as available for sale during the six months of fiscal 2008.

Cash from financing activities

The Company’s net cash outflow from financing activities of $5,989,000 for the six months ended October 31, 2007 increased 20% as compared to the six months of the prior fiscal year due to the payment of a higher quarterly dividend per common share of $0.30 in fiscal 2008 as compared to $0.25 in fiscal 2007.

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

	Estimated Fair Value after Hypothetical Change in Interest Rates

	(bp = basis points)

Fixed Income Securities	Fair Value	6 mos. 50bp increase	6 mos. 50bp decrease	1 yr. 100bp increase	1 yr. 100bp decrease

As of October 31, 2007
Investments in securities with fixed maturities	$50,951	$50,161	$51,040	$49,578	$51,018

As of April 30, 2007
Investments in securities with fixed maturities	$42,952	$42,357	$43,074	$41,900	$43,054

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

The table below summarizes Value Line’s equity price risks as of October 31, 2007 and April 30, 2007 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of October 31, 2007	55,068	30% increase	$71,588	12.58%
		30% decrease	$38,547	(12.58)%

As of April 30, 2007	49,719	30% increase	$64,635	12.83%
		30% decrease	$34,803	(12.83)%

Item 4. CONTROLS AND PROCEDURES

(a)
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)
The registrant’s principal executive officer and principal accounting officer have determined that there have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 6. Exhibits

31.1 Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Principal Accounting Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Joint Chief Executive Officer/Principal Accounting Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report for the period ended October 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: December 14, 2007	By:	s/Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: December 14, 2007	By:	s/Stephen R. Anastasio
Stephen R. Anastasio
Treasurer, Principal Accounting Officer