Form 10-Q
period 2008-01-31
VALUE LINE INC
filed 2008-03-14
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008

Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Jan. 31,	Apr. 30,
	2008	2007
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $15,837 and $20,165, respectively)	$18,033	$20,605
Trading securities	20,052	15,849
Securities available for sale	83,603	76,822
Accounts receivable, net of allowance for doubtful accounts of $104 and $88, respectively	3,875	3,929
Receivable from affiliates	2,311	2,794
Prepaid expenses and other current assets	1,216	1,588
Prepaid and refundable income taxes	0	510
Deferred income taxes	139	139

Total current assets	129,229	122,236

Long term assets
Property and equipment, net	4,818	4,923
Capitalized software and other intangible assets, net	970	1,804

Total long term assets	5,788	6,727

Total assets	$135,017	$128,963

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,571	$5,316
Accrued salaries	1,311	1,545
Dividends payable	2,995	2,995
Accrued taxes payable	390	0
Unearned revenue	25,971	28,552
Deferred income taxes	7,626	8,654

Total current liabilities	42,864	47,062

Long term liabilities
Unearned revenue	6,684	5,948
Deferred charges	0	381

Total long term liabilities	6,684	6,329

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	69,172	57,383
Treasury stock, at cost (18,400 shares on 1/31/08 and 4/30/07)	(354)	(354)
Accumulated other comprehensive income, net of tax	14,660	16,552

Total shareholders' equity	85,469	75,572

Total liabilities and shareholders' equity	$135,017	$128,963

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended		Nine months ended
	Jan. 31,		Jan. 31,
	2008	2007	2008	2007

Revenues:
Investment periodicals and related publications	$10,601	$11,547	$32,424	$34,462
Licensing fees	2,072	1,711	5,517	5,289
Investment management fees & services	8,407	7,803	25,050	23,446

Total revenues	21,080	21,061	62,991	63,197

Expenses:
Advertising and promotion	3,253	3,928	10,327	10,979
Salaries and employee benefits	4,535	4,755	13,668	13,921
Production and distribution	1,424	1,663	4,698	5,268
Office and administration	2,531	1,856	6,580	5,240

Total expenses	11,743	12,202	35,273	35,408

Income from operations	9,337	8,859	27,718	27,789
Income from securities transactions, net	4,097	2,909	5,683	4,147

Income before income taxes	13,434	11,768	33,401	31,936
Provision for income taxes	4,963	4,576	12,628	12,564

Net income	$8,471	$7,192	$20,773	$19,372

Earnings per share, basic & fully diluted	$0.85	$0.72	$2.08	$1.94

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months
	ended
	Jan. 31,	Jan. 31,
	2008	2007
Cash flows from operating activities:
Net income	$20,773	$19,372

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,230	1,555
(Gains) on sales of trading securities and securities classified as available for sale	(2,800)	(1,984)
Unrealized (gains) on trading securities	(277)	(105)
Deferred income taxes	(147)	(68)

Changes in assets and liabilities:
Purchase of trading securities	(3,926)	(1,757)
Decrease in unearned revenue	(1,845)	(2,641)
Decrease in deferred charges	(174)	(63)
Decrease in accounts payable and accrued expenses	(952)	(2,066)
Decrease in accrued salaries	(234)	(102)
Increase/(decrease) in accrued taxes payable	634	(455)
Decrease in prepaid expenses and other current assets	275	36
Decrease in prepaid and refundable income taxes	510	0
Decrease in accounts receivable	54	404
Decrease in receivable from affiliates	483	265

Total adjustments	(7,169)	(6,981)

Net cash provided by operations	13,604	12,391

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Proceeds from sales of equity securities	2,793	2,061
Purchases of equity securities	(4,228)	(2,272)
Proceeds from sales of fixed income securities	5,137	10,825
Purchases of fixed income securities	(10,603)	(12,775)
Acquisition of property and equipment	(251)	(38)
Expenditures for capitalized software	(40)	(241)

Net cash used in investing activities	(7,192)	(2,440)

Cash flows from financing activities:
Dividends paid	(8,984)	(7,985)

Net cash used in financing activities	(8,984)	(7,985)

Net (decrease)/increase in cash and cash equivalents	$(2,572)	$1,966
Cash and cash equivalents at beginning of year	20,605	15,331

Cash and cash equivalents at end of period	$18,033	$17,297

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2008
(in thousands, except share amounts)
(unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury Stock	Comprehensive income	Retained earnings	Accumulated Other Comprehensive income	Total

Balance at April 30, 2007	9,981,600	$1,000	$991	$(354)		$57,383	$16,552	$75,572

Comprehensive income
Net income					$20,773	20,773		20,773
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(1,892)		(1,892)	(1,892)

Comprehensive income					$18,881
Dividends declared						(8,984)		(8,984)

Balance at January 31, 2008	9,981,600	$1,000	$991	$(354)		$69,172	$14,660	$85,469

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2007
(in thousands, except share amounts)
(unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury Stock	Comprehensive income	Retained earnings	Accumulated Other Comprehensive income	Total

Balance at April 30, 2006	9,981,600	$1,000	$991	$(354)		$44,256	$16,042	$61,935

Comprehensive income
Net income					$19,372	19,372		19,372
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(792)		(792)	(792)

Comprehensive income					$18,580
Dividends declared						(8,485)		(8,485)

Balance at January 31, 2007	9,981,600	$1,000	$991	$(354)		$55,143	$15,250	$72,030

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company's financial statement disclosures.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation" or "FIN 48"). The Interpretation establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. As of January 31, 2008, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications of FIN 48, and determined that there is no impact to the Company's financial statements at this time.

Earnings per share:
Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents:
For purposes of the consolidated condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2008 and April 30, 2007, cash equivalents included $15,294,000 and $19,868,000, respectively, invested in the Value Line Cash Fund.

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

Trading Securities:
Trading securities held by the Company at January 31, 2008 had an aggregate cost of $20,042,000 and a market value of $20,052,000. Trading securities held by the Company at April 30, 2007 had an aggregate cost of $16,115,000 and a market value of $15,849,000. There were no sales and no realized trading gains or losses during the first nine months of fiscal year 2008 or 2007. The net changes in unrealized gains of $277,000 for the period ended January 31, 2008 and the net changes in unrealized gains of $105,000 for the period ended January 31, 2007, respectively, were included in the Consolidated Condensed Statement of Income.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Securities Available for Sale:
Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $28,145,000 and the market value was $50,542,000 at January 31, 2008. The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $23,917,000 and the market value was $49,719,000 at April 30, 2007. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet are $22,683,000 and $25,859,000, net of deferred taxes of $7,984,000 and $9,102,000, as of January 31, 2008 and April 30, 2007, respectively. The total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet are $287,000 and $58,000, net of deferred tax benefit of $101,000 and $20,000, as of January 31, 2008 and April 30, 2007, respectively.

The proceeds and realized capital gains from sales of equity securities classified as available for sale during the first nine months of fiscal 2008 and 2007 were $2,793,000 and $2,061,000, respectively, of which $2,793,000 and $2,061,000 representing capital gain distributions from the Value Line Funds were reclassified to earnings from Accumulated Other Comprehensive Income. The decrease in gross unrealized losses on equity securities classified as available for sale of $3,405,000 and the decrease in gross unrealized gains of $1,260,000, net of deferred taxes of $1,199,000 and $443,000 at January 31, 2008 and 2007, respectively were included in Shareholders’ Equity.

Government Debt Securities:
Government debt securities consist of federal, state, and local government securities within the United States. The Company’s investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at January 31, 2008 for government debt securities classified as available for sale were as follows:

	(In Thousands)
Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Losses
Due in less than 2 years	$11,755	$11,577	$(178)
Due in 2 years or more	21,079	21,485	406
Total investment in debt securities	$32,834	$33,062	$228

The aggregate cost and fair value at April 30, 2007 for government debt securities classified as available for sale were as follows:

	(In Thousands)
Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Losses
Due in less than 2 years	$9,504	$9,324	$(180)
Due in 2 years or more	17,857	17,779	(78)
Total investment in debt securities	$27,361	$27,103	$(258)

The unrealized gains of $228,000 net of deferred income tax losses of $80,000 in government debt securities and unrealized losses of $258,000 net of income tax benefits of $91,000 were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of January 31, 2008 and April 30, 2007, respectively.

The average yield on the Government debt securities classified as available for sale at January 31, 2008 and April 30, 2007 was 3.29% and 3.54%, respectively.

Proceeds from sales of government debt securities classified as available for sale during the nine months ended January 31, 2008 and 2007 were $5,137,000 and $10,825,000, respectively. The company recognized a gain of $7,000 on the sales of government debt securities during the first nine months of fiscal 2008. A loss of $77,000 on sales of government debt securities was recognized during the nine months ended January 31, 2007.

For the nine months ended January 31, 2008 and 2007, income from securities transactions also included $834,000 and $715,000 of dividend income and $1,770,000 and $1,379,000 of interest income. There was a $36,000 interest expense during the nine months ended January 31, 2007.

Note 3-Supplementary Cash Flow Information:
Cash payments for income taxes were $12,239,000 and $13,115,000 for the nine months ended January 31, 2008 and 2007, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 4-Employees' Profit Sharing and Savings Plan:
Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $690,000 and $963,000 for the nine months ended January 31, 2008 and 2007, respectively.

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

At January 31, 2008 and April 30, 2007, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

	(in thousands)
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Nine months ended January 31, 2008
Unrealized Gains on Securities:
Change in Unrealized Holding Gains Arising during the period	$(119)	$41	$(78)
Less: Reclassification adjustments for gains realized in net income	(2,800)	986	(1,814)

Change in Other Comprehensive Income	$(2,919)	$1,027	$(1,892)

Nine months ended January 31, 2007
Unrealized Losses on Securities:
Change in Unrealized Holding Losses Arising during the period	$761	$(268)	$493
Add: Reclassification of losses realized in net income	77	(27)	50
Less: Reclassification of adjustments for gains realized in net income	(2,061)	726	(1,335)

Change in Other Comprehensive Income	$(1,223)	$431	$(792)

Note 6-Related Party Transactions:
The Company acts as investment adviser and manager for fourteen open-ended investment companies, the Value Line Funds. The Company earns investment management fees based upon the average daily net asset values of the respective Value Line Funds. Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, which means the distributor may earn a profit under the plan. Expenses incurred by VLS include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services (including payments by VLS to VLI for allocated compensation and administration expenses) with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund’s prospectus.

For the nine months ended January 31, 2008 and 2007, investment management fees and 12b-1 service and distribution fees amounted to $24,139,000 and $22,608,000, respectively, which included fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $5,397,000 and $5,603,000 earned by VLS in fiscal years 2008 and 2007, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $2,616,000 and $2,534,000 at January 31, 2008 and April 30, 2007, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

For the nine months ended January 31, 2008 and 2007, total management fee waivers were $174,000 and $191,000 respectively, and service and distribution fee waivers were $2,943,000 and $2,229,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

As of January 31, 2008, the Company had $50,538,000 invested in the Value Line equity funds and $15,294,000 in the Value Line Cash Fund. Combined, this represents approximately 1.8% of total fund assets at January 31, 2008. Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.

For the nine months ended January 31, 2008 and 2007, the Company was reimbursed $739,000 and $807,000, respectively, for payments it made on behalf of and services it provided to the Parent. At January 31, 2008, accrued taxes payable included a federal tax liability owed to the Parent in the amount of $314,000. At April 30, 2007, Receivables from affiliates included a Receivable from the Parent of $243,000. These transactions are in accordance with the tax sharing arrangement described in Note 7.

From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. For the three months ended January 31, 2008, the Parent purchased 2,701 shares in the market at an average cost of $39.88 per share.

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Nine months ended January 31,
	2008	2007
	(in thousands)
Current:
Federal	$10,142	$9,985
State and local	2,633	2,647
	12,775	12,632
Deferred:
Federal	(78)	(38)
State and local	(69)	(30)
	(147)	(68)
Provision for income taxes	$12,628	$12,564

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax (liability)/assets are primarily a result of unrealized gains on the Company’s available for sale securities portfolios.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine months ended January 31,
	2008	2007
	(in thousands)

Tax expense at the U.S. statutory rate	$11,690	$11,178
Increase (decrease) in tax expense from:
State and local income taxes, net of federal income tax benefit	1,667	1,701
Effect of tax exempt income and dividend exclusion	(616)	(267)
Other, net	(113)	(48)
Provision for income taxes	$12,628	$12,564

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company’s liability as if it filed a separate return.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

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

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Nine months ended January 31, 2008
	Investment Periodicals, Publishing & Licensing	Investment Management	Total

Revenues from external customers	$37,941	$25,050	$62,991
Intersegment revenues	74	-	74
Income from securities transactions	205	4,088	4,293
Depreciation and amortization	1,170	48	1,218
Segment operating profit	15,622	12,108	27,730
Segment assets	16,439	81,652	98,091
Expenditures for segment assets	291	-	291

	Nine months ended January 31, 2007
	Investment Periodicals, Publishing & Licensing	Investment Management	Total
Revenues from external customers	$39,751	$23,446	$63,197
Intersegment revenues	83	-	83
Income from securities transactions	131	2,992	3,123
Depreciation and amortization	1,490	55	1,545
Segment operating profit	15,831	11,969	27,800
Segment assets	18,304	77,784	96,088
Expenditures for segment assets	275	4	279

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

	(in thousands)
	2008	2007
Revenues
Total revenues for reportable segments	$63,065	$63,280
Elimination of intersegment revenues	(74)	(83)
Total consolidated revenues	$62,991	$63,197

Segment profit
Total profit for reportable segments	32,023	30,923
Add: Income from securities transactions
related to corporate assets	1,390	1,024
Less: Depreciation related to corporate assets	(12)	(11)
Income before income taxes	$33,401	$31,936

Assets
Total assets for reportable segments	98,091	96,088
Corporate assets	36,926	27,859
Consolidated total assets	$135,017	$123,947

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

Results of Operations

Net income for the nine months ended January 31, 2008 of $20,773,000 or $2.08 per share was $1,401,000 or 7% above net income of $19,372,000 or $1.94 per share for the nine months of the prior fiscal year. Net income of $8,471,000 for the third quarter of fiscal 2008 was 18% above net income of $7,192,000 for the third quarter last fiscal year. Operating income of $27,718,000 for the nine months ended January 31, 2008 was $71,000 below operating income of $27,789,000 last fiscal year. Operating income of $9,337,000 for the third quarter of fiscal 2008 was 5% above operating income of $8,859,000 for the third quarter last fiscal year. The Company’s income from securities transactions of $5,683,000 for the nine months ended January 31, 2008 was 37% above last year’s. Shareholders’ equity of $85,469,000 at January 31, 2008 was 19% higher than shareholders’ equity of $72,030,000 at January 31, 2007.

Operating revenues

Nine Months Ended January 31, (in thousands)	2008	2007	Percentage Change FY 08 vs. 07
Investment periodicals and related publications	$32,424	$34,462	-5.9%
Licensing Fees	$5,517	$5,289	4.3%
Investment management fees and services	$25,050	$23,446	6.8%
Total Operating Revenues	$62,991	$63,197	-0.33%

Investment periodicals and related publications revenues

The investment periodicals and related publications revenues were down $2,038,000 or 6% for the nine months ended January 31, 2008 as compared to the nine months ended January 31, 2007. As a percentage of total operating revenues, investment periodicals and related publications revenues have decreased from 55% during the first nine months of fiscal 2007 to 51% during the first nine months of fiscal 2008. While the Company continues to bring in new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline. Factors that have contributed to the decline in the investment periodicals and related publications revenues include the increasing amount of competition in the form of free and paid investment research on the Internet and research provided by brokerage firms at no cost to their clients.

Within investment periodicals and related publications are subscription revenues to print and electronic products.

Nine Months Ended January 31, (in thousands)	2008	2007	Percentage Change FY 08 vs. 07
Print publication revenues	$23,393	$25,827	-9.4%
Electronic publication revenues *	$9,031	$8,635	4.6%
Total Investment periodicals and related publications revenue	$32,424	$34,462	-5.9%

Unearned Revenues (Short and Long Term)	$32,655	$33,482	-2.5%

* Retail business is down, Institutional Sales are up.

Value Line’s electronic publications revenues derive 46% from institutional accounts and 54% from retail subscribers. For the nine months ended January 31, 2008, institutional revenues increased $743,000 or 22%, while revenues from retail subscribers were down $347,000 or 7% as compared to the nine months ended January 31, 2007. The decrease in electronic retail publications revenues is attributable to the decrease in circulation within the Company’s software products. Circulation of The Value Line Investment Analyzer decreased 19%, which resulted in a $411,000 decline in revenues from this product, partially offset by an increase in the circulation and revenues from online subscriptions to The Value Line Investment Survey. For the nine months ended January 31, 2008 print publication revenues decreased $2,434,000 or 9% below last fiscal year.

Licensing revenues

Licensing fee revenues have increased $228,000 or 4% for the nine months ended January 31, 2008 as compared to the nine months ended January 31, 2007. The slow growth in licensing fees revenues is primarily due to the volatility in the equity markets and the conversion of three closed-end funds traded on the American Stock Exchange, to open-end Exchange Traded Funds during the second half of calendar 2006 through the first half of 2007. These three conversions, initiated in part as a result of the actions of companies that invest in closed-end funds for the purpose of encouraging trust action to eliminate discount NAV pricing, resulted in the withdrawal of assets that in turn, lowered the Company’s asset based licensing fees for the nine months of fiscal 2008. As of January 31, 2008, total third party sponsored assets attributable to the licensing business represent $6.1 billion in various products. The Company believes the growth of the business is dependent upon the desire of third party marketers to use the Value Line trademarks and proprietary research for their products, signing new licensing agreements, and the marketplace’s acceptance of new products. Value Line believes it was an early entrant into this new market seven years ago and today the market has matured and the Company and its third party sponsors face more competition in the marketplace.

Investment management fees and distribution services revenues

The investment management fees and distribution services revenues were up $1,604,000 or 7% for the nine months ended January 31, 2008 as compared to the nine months ended January 31, 2007. While management fees for the first nine months of fiscal year 2008 were up $1,737,000 or 10% as compared to the first nine months of fiscal year 2007 there was a net decrease of $206,000 or 4% in distribution services revenues due to 12b-1 fee waivers for certain of the Value Line Funds. For the nine months ended January 31, 2008 and 2007, 12b-1 fee waivers were $2,943,000 and $2,229,000, respectively. For the nine months ended January 31, 2008 and 2007, total management fee waivers were $174,000 and $191,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

The table below illustrates the total fund assets for the nine months ended January 31, 2008 as compared to the nine months last fiscal year. The second table shows the two channels through which the equity funds are available. Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

Nine Months Ended January 31, (in thousands)	2008	2007	Percentage Change FY 08 vs. 07
Equity funds	$3,221,732	$3,203,167	0.6%
Fixed income funds	$271,562	$293,707	-7.5%
Money Market funds	$167,625	$179,668	-6.7%
Total net assets	$3,660,919	$3,676,542	-0.4%

Equity fund assets sold through GIAC	$812,361	$925,515	-12.2%
All other equity fund assets	$2,409,371	$2,277,652	5.8%
Total Equity fund net assets	$3,221,732	$3,203,167	0.6%

The Company believes that the 5.8% growth in equity funds for the nine months of fiscal 2008, excluding SAM and Centurion Funds sold through GIAC, has been in large part due to the good performance for certain Value Line Funds at various intervals in terms of short, mid and long-term returns. As of January 31, 2008, 80% of the equity funds, excluding SAM and Centurion, had four or five star ratings by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms including, but not limited to, Charles Schwab & Co., Inc., TD Ameritrade, Inc., and National City Bank.

Expenses

Advertising and promotion

Nine Months Ended January 31, (in thousands)	2008	2007	Percentage Change FY 08 vs. 07
Advertising and promotion	$10,327	$10,979	-5.9%

Advertising and promotion expenses for the nine months ended January 31, 2008 decreased $652,000 as compared to the nine months ended January 31, 2007. Costs associated with direct mail decreased $1,173,000 or 30% below last fiscal year, due to a reduction in the overall number of pieces mailed year to year. Promotion expense for the three months and nine months ended January 31, 2008 declined by $381,000 as a result of the reversal of deferred advertising charges related to two of Value Line Mutual Funds. Expenditures for print media promoting the Value Line Mutual Funds in select markets increased by $512,000 for the nine months ended January 31, 2008. The major increase of $992,000 is due to fees paid to third party intermediaries, such as, Charles Schwab & Co., Inc. to market the Value Line Funds. This expense will fluctuate based on assets invested in the Value Line Funds by clients of the intermediaries, the change in market value of such assets, and the addition of any new intermediary selling agreements. The Company anticipates third party intermediary expenses will continue to increase as assets grow and more shareholders come into the Value Line Funds through intermediaries rather than direct accounts.

Salary and employee benefits

Nine Months Ended January 31, (in thousands)	2008	2007	Percentage Change FY 08 vs. 07
Salaries and employee benefits	$13,668	$13,921	-1.8%

Over the past several years, the Company has increased productivity by the combination of roles and responsibilities along with selective outsourcing. Some duplication of effort has been eliminated and certain tasks, such as data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost.

Production and distribution

Nine Months Ended January 31, (in thousands)	2008	2007	Percentage Change FY 08 vs. 07
Production and distribution	$4,698	$5,268	-10.8%

Production and distribution expenses for the nine months ended January 31, 2008 were $570,000 below expenses for the nine months ended January 31, 2007. Amortized software costs decreased $367,000 below last fiscal year due to a decrease of capitalized projects and costs. In addition, the decline in expenses was due to volume reductions in paper, printing and mailing costs that resulted primarily from a decrease in circulation of the print products. Partially offsetting the savings during the nine months of fiscal 2008 was an 8% increase in the cost of paper (since July 2006) and an 11% increase in postage rates (since May 2007).

Office and administration

Nine Months Ended January 31, (in thousands)	2008	2007	Percentage Change FY 08 vs. 07
Office and administration	$6,580	$5,240	25.6%

Office and administration expenses for the nine months ended January 31, 2008 were $1,340,000 above expenses for the nine months ended January 31, 2007. During the first nine months of fiscal year 2008 professional fees significantly increased as compared to the first nine months of fiscal year 2007. Professional fees can fluctuate year to year based on the level of operations, such as litigation or regulatory activity requiring the use of outside professional consultants. Within Occupancy, during the last fiscal quarter of fiscal 2007, the Company amended its lease in midtown New York extending the lease expiration date to May 2013 on negotiated terms in place of the Company’s renewal option at market rate, which resulted in significantly higher rent as a result of market conditions. Under the terms of its original lease, the Company began receiving a rent concession in the amount of $767,950 credited equally during the six months beginning December 2007.

Income from securities transactions, net

For the nine months ended January 31, 2008 the Company’s income from securities transactions, net, is $1,536,000 higher than income for the nine months ended January 31, 2007. Income from securities transactions, net, includes dividend and interest income of $2,604,000 at January 31, 2008 that is $510,000 or 24% higher than income of $2,094,000 for the nine months ended January 31, 2007 due to an increase in interest rates. Realized capital gains, net of realized capital losses during the first nine months of fiscal 2008 are $2,800,000, of which $2,793,000 represents distributions from the Value Line Mutual Funds. This compares to capital gains of $1,984,000, net of realized capital losses in fiscal 2007, of which $2,061,000 represented distributions from the Value Line Mutual Funds.

Liquidity and Capital Resources

The Company had working capital of $86,365,000 as of January 31, 2008 and $71,924,000 as of January 31, 2007. Cash and short-term securities totaled $121,688,000 as of January 31, 2008 and $110,311,000 as of January 31, 2007.

Cash from operating activities

The Company’s cash flow from operations of $13,604,000 for the nine months ended January 31, 2008 was 10% above cash flow from operations of $12,391,000 for the nine months ended January 31, 2007. The primary change was the slowing decline in unearned revenues and the timing of payments of accounts payable and accrued expenses, which was partially offset by the purchase of additional fixed income government debt securities within the company’s trading portfolio. In addition, prepaid expenses decreased $510,000 as a result of a refund of prepaid income taxes and as stated under the terms of its lease, beginning December 2007, the Company is receiving a six month rent concession from its landlord that amounted to $256,000 during the quarter ended January 31, 2008.

Cash from investing activities

The Company’s cash outflow from investing activities of $7,192,000 for the nine months ended January 31, 2008 was 195% above cash outflow from investing activities of $2,440,000 for the nine months ended January 31, 2007 due to the maturity of fixed income securities during the prior fiscal year and the redeployment of cash holdings to equity securities and fixed income during the nine months of fiscal 2008.

Cash from financing activities

The Company’s net cash outflow from financing activities of $8,984,000 for the nine months ended January 31, 2008 increased 13% as compared to the nine months of the prior fiscal year due to the payment of a higher quarterly dividend per common share of $0.30 in fiscal 2008 as compared to $0.25 paid during the first two quarters and $0.30 during the third quarter of fiscal 2007.

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

	Estimated Fair Value after Hypothetical Change in Interest Rates

	(bp = basis points)

Fixed Income Securities	Fair Value	6 mos. 50bp increase	6 mos. 50bp decrease	1 yr. 100bp increase	1 yr. 100bp decrease

As of January 31, 2008
Investments in securities with fixed maturities	$53,114	$52,202	$53,082	$51,473	$52,813

As of April 30, 2007
Investments in securities with fixed maturities	$42,952	$42,357	$43,074	$41,900	$43,054

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

Value Line invests a significant amount of its assets in equity securities, primarily the Value Line Funds. Each mutual fund invests in a variety of equity positions.

The table below summarizes Value Line’s equity price risks as of January 31, 2008 and April 30, 2007 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios. Dollars are in thousands.

Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of January 31, 2008	50,542	30% increase	$65,704	11.53%
		30% decrease	$35,379	(11.53)%

As of April 30, 2007	49,719	30% increase	$64,635	12.83%
		30% decrease	$34,803	(12.83)%

Item 4. CONTROLS AND PROCEDURES

(a)
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Compliance Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Item 6. Exhibits

31.1 Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Principal Accounting Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Joint Chief Executive Officer/Principal Accounting Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q report for the period ended January 31, 2008 to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: March 14, 2008	By:	s/Jean Bernhard Buttner

Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: March 14, 2008	By:	s/Stephen R. Anastasio

Stephen R. Anastasio
Treasurer, Principal Accounting Officer