Form 10-K
period 2008-04-30
VALUE LINE INC
filed 2008-07-17
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission file number: 0-11306
VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 East 42nd Street, New York, New York	10017-5891
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 907-1500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.10 par value	The NASDAQ Global MarketSM
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2007 was $58,919,312.

There were 9,981,600 shares of the registrant’s Common Stock outstanding at June 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders, to be held on August 21, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

TABLE OF CONTENTS

PART I
Item 1	Business	3
Item 1A	Risk Factors	11
Item 1B	Unresolved Staff Comments	13
Item 2	Properties	13
Item 3	Legal Proceedings	14
Item 4	Submission of Matters to a Vote of Security Holders	14

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6	Selected Financial Data	15
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8	Financial Statements and Supplementary Data	25
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item 9A	Controls and Procedures	26
Item 9B	Other Information	27

PART III
Item 10	Directors, Executive Officers, and Corporate Governance	28
Item 11	Executive Compensation	29
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13	Certain Relationships and Related Transactions and Director Independence	31
Item 14	Principal Accounting Fees and Services	31

PART IV
Item 15	Exhibits and Financial Statement Schedules	32

EXHIBIT21.1
EXHIBIT31.1
EXHIBIT31.2
EXHIBIT32.1
EXHIBIT32.2

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

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

Part I
Item 1. BUSINESS.

Value Line, Inc. (the "Company" or “Value Line”), a New York corporation, was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co.").

The Company's primary businesses are:

•	Producing investment related periodical publications
•	Licensing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products
•	Providing investment management and distribution services to the Value Line Mutual Funds, institutions and individual accounts.

The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

A. Investment Related Periodicals & Publications

The investment related periodicals offered by Value Line Publishing Inc. (“VLP”), a wholly owned subsidiary of the Company, cover a broad spectrum of investments including stocks, mutual funds, options and convertible securities. The Company’s services are of interest to individual and professional investors, as well as to institutions including municipalities and university libraries and investment firms. The services generally fall into four categories:

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

The niche newsletters (The Value Line Special Situations Service, Value Line Select, The Value Line No-Load Fund Advisor, The Value Line Convertibles Survey and Value Line Daily Options) provide information on a less comprehensive basis for securities that the Company believes will be of interest to subscribers. Certain of these services make use of Value Line’s proprietary statistical rankings.

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

The print and electronic services include, but are not limited to the following:

The Value Line Investment Survey®
The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based primarily on computer-generated statistics of financial results and stock price performance. Two of the evaluations for covered stocks are "Timeliness™" and "Safety™.” Timeliness relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks. Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative financial strength and its stock's price stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant. The Value Line Investment Survey is also referred to as The Value Line Investment Survey – Standard Edition.

The Value Line Investment Survey - Small and Mid-Cap Edition
The Value Line Investment Survey - Small and Mid-Cap Edition is a weekly publication introduced in 1995 that provides detailed descriptions of approximately 1,800 small and medium-capitalization stocks, many listed on NASDAQ, beyond the approximately 1,700 stocks of generally larger-capitalization companies covered in The Value Line Investment Survey – Standard Edition. Like The Value Line Investment Survey, the Small and Mid-Cap Edition has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures. The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey – Standard Edition. A combined Index, published quarterly, allows subscribers to easily locate a specific stock among the approximately 3,500 stocks covered.

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

The Value Line Mutual Fund Survey
The Value Line Mutual Fund Survey is published once every three weeks and was introduced in 1993. It provides full-page profiles of about 700 mutual funds and condensed coverage of about 1,250 funds. Every three weeks, subscribers receive an updated issue, containing over 200 fund reports, plus a "Performance & Index" providing current rankings and performance figures for the full universe of about 2,000 funds, as well as articles on investment trends and developments of concern to mutual fund investors. Funds are ranked for both risk and overall risk-adjusted performance, using a Value Line proprietary model. The Value Line Mutual Fund Survey also includes annual profiles and analyses on 100 of the nation's major fund families.

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

The Value Line Options Survey
The Value Line Options Survey is a semi-monthly service that evaluates and ranks for expected performance approximately 8,000 U.S. equity options. It was introduced in 1973. An electronic version of this product, The Value Line Daily Options Survey (available on the Internet), was introduced during fiscal 1995. An enhanced version was introduced in fiscal 2002. It evaluates and ranks U.S. equity options (approximately 130,000). Features include an interactive database and a new spreadsheet.

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

Value Line Investment Analyzer allows subscribers to apply more than 60 charting and graphing variables for comparative research. In addition to containing digital replicas of the entire Value Line Investment Survey, the Analyzer includes daily data updates through its integration with the Value Line databases via Internet connection. The software includes a portfolio module that lets users create and track their own stock portfolios in depth and up to ten years of historical financial data for scrutinizing performance, risk, yield and return.

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

Value Line DataFile
Value Line DataFile contains current and historic annual and quarterly financial records for nearly 8,000 active companies and over 5,000 companies that no longer exist in nearly 100 industries. DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold to the institutional market. Value Line DataFile II, which includes less historical data, is also available. This version complies with Microsoft Access. In fiscal 1997, VLP introduced the Value Line Mutual Fund DataFile. It covers about 15,000 mutual funds with up to 20 years of historical data with almost 200 data fields. VLP also offers an Estimates and Projections File, with year-ahead and three- to five-year estimates of financial data and projections of stock-price ranges on companies covered in The Value Line Investment Survey, as well as a Convertible Securities File and custom services.

Value Line Research Center
The Value Line Research Center, an Internet-only service, provides on-line access to certain of VLP’s leading publications covering stocks, mutual funds, and options and convertible securities as well as special situation stocks. This service includes full online subscriptions to The Value Line Investment Survey, The Value Line Mutual Fund Survey, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap Edition, The Value Line Convertibles Survey and The Value Line Special Situations Service.

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

Value Line’s primary licensed products have been structured as Unit Investment Trusts, Exchange Traded Funds, Closed-end Funds and other types of managed products, all of which have in common some degree of reliance on ranking systems for their portfolio creation.

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

Total assets managed by third parties participating in licensing programs were $6.3 billion as of April 30, 2008.

C. Investment Management Services

As of April 30, 2008, the Company was the investment adviser for 14 mutual funds registered under the Investment Company Act of 1940. Value Line Securities, Inc., a wholly-owned subsidiary of the Company, acts as distributor for the Value Line Mutual Funds (“Value Line Funds”). State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets and provides fund accounting and administrative services to the Value Line Funds. Shareholder services for the Value Line Funds are provided by Boston Financial Data Services, an affiliate of State Street, which is not related to the Company. On June 30, 2008, the Company reorganized its investment management division into EULAV Asset Management, LLC (“EULAV”), a newly formed wholly-owned subsidiary. As part of the reorganization, each advisory agreement was transferred from Value Line, Inc. to EULAV. The portfolio managers, who are now employees of EULAV, have not changed as a result of the reorganization.

Total net assets of the Value Line Funds at April 30, 2008, were:

(in thousands)

The Value Line Fund, Inc.	$175,363
Value Line Income and Growth Fund, Inc.	381,128
Value Line Premier Growth Fund, Inc.	547,033
Value Line Larger Companies Fund, Inc.	279,910
The Value Line Cash Fund, Inc.	219,498
Value Line U.S. Government Securities Fund, Inc.	90,214
Value Line Centurion Fund, Inc.	246,564
The Value Line Tax Exempt Fund, Inc.	93,496
Value Line Convertible Fund, Inc.	30,043
Value Line Aggressive Income Trust	32,430
Value Line New York Tax Exempt Trust	19,988
Value Line Strategic Asset Management Trust (“SAM”)	561,491
Value Line Emerging Opportunities Fund, Inc.	974,921
Value Line Asset Allocation Fund, Inc.	141,471
$3,793,550

The schedule below provides a breakdown of the major distribution channels for the Value Line Funds in terms of assets and shareholders.

Fund Categories	Aggregate Asset Levels	Percentage of Assets in Category	Shareholder Accounts	Percentage of Shareholder Accounts in Category
Guardian SAM and Centurion Funds	$808,055,000	21.4%	41,773	20.0%
Value Line Funds direct accounts	$1,551,836,000	40.8%	66,724	32.0%
Value Line Funds omnibus accounts	$1,433,659,000	37.8%	99,800	48.0%
Total	$3,793,550,000	100.0%	208,297	100.0%

Investment management fees and service and distribution fees vary among the Value Line Funds and may be subject to certain limitations. Each mutual fund may use "Value Line" in its name only so long as the Company or one of its subsidiaries acts as its investment adviser.

In addition to managing the Value Line Funds, EULAV manages institutional and individual portfolios.

D. Wholly-Owned Operating Subsidiaries

Wholly owned subsidiaries of the Company include Value Line Publishing, Inc. (“VLP”), Value Line Securities, Inc. (“VLS”), EULAV Asset Management, LLC (“EULAV”), Vanderbilt Advertising Agency, Inc. (“VAA”), Compupower Corporation (“CPWR”) and Value Line Distribution Center (“VLDC”).

1. VLP is the publishing unit for the investment related periodical publications.

2. VLS is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, also known as “FINRA”. VLS is the distributor for the Value Line Funds. Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis). VLS receives service and distribution fees, pursuant to rule 12b-1 of the Investment Company Act of 1940 from certain Value Line Funds.

3. EULAV is a registered investment adviser that assumed the mutual fund investment management services previously provided by Value Line, Inc. as of June 30, 2008.

4. VAA places advertising on behalf of the Company's publications, investment advisory services, and mutual funds.

5. CPWR provides computerized subscription fulfillment services and subscriber relations services for VLP publications.

6. VLDC primarily handles all of the mailings of the publications to VLP’s subscribers. Additionally, VLDC provides office space for Compupower’s subscriber relations and data processing departments, and provides a disaster recovery site for the New York operations.

E. Trademarks

The Company holds trademark and service mark registrations for various names in multiple countries. Value Line believes that these trademarks and service marks provide significant value to the Company and are an important factor in the marketing of its products and services.

F. Investments

The Company invests in the Value Line Funds, fixed income government obligations and other marketable securities. As of April 30, 2008, the Company had $51,870,000 invested in the Value Line equity funds and $8,159,000 in the Value Line Cash Fund, representing approximately 1.6% of total Value Line Funds net assets at April 30, 2008.

G. Employees

At April 30, 2008, the Company and its subsidiaries employed 204 people.

The Company, its affiliates, officers, directors and employees, may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company's publications. Analysts are not permitted to own securities of the companies they cover. The Company has adopted rules requiring monthly reports of securities transactions by employees for their respective accounts. The Company has also established policies restricting trading in securities whose ranks are about to change in order to avoid possible conflicts of interest.

H. Principal Business Segments

The information with respect to revenues from external customers and profit and loss of the Company's identifiable principal business segments is incorporated herein by reference to Note 9 of the Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company's assets identifiable to each of its principal business segments were as follows:

	April 30,
	2008	2007	2006
	(in thousands)

Investment Periodicals, Related Publications and Licensing	$10,780	$18,976	$14,861

Investment Management	76,671	80,581	81,762

Corporate Assets	50,502	29,406	22,591
	$137,953	$128,963	$119,214

I. Competition

The investment management and the investment information and publications industries are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. The Internet has increased the amount of competition in the form of free and paid investment research on the Internet, and the prevalence of broker “platforms” permitting easy transfer of assets among mutual funds, mutual fund families, and other investment vehicles.

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2008), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Jean Bernhard Buttner	73	Chairman of the Board, President and Chief Executive Officer of the Company and AB&Co.; Chairman of the Board and President of each of the Value Line Funds until June 2008.

Mitchell E. Appel	37
Chief Financial Officer since April 8, 2008 and from September 2005 to November 2, 2007; Treasurer from June to September 2005; Chief Financial Officer, XTF Asset Management from November 2007 to April 2008; Chief Financial Officer, Circle Trust Company from January 2003 to May 2005; President of each of the Value Line Funds since June 2008.

Howard A. Brecher	54	Chief Legal Officer, Vice President and Secretary; Vice President, Secretary, Treasurer and General Counsel of AB&Co.; Vice President and Secretary of each of the Value Line Funds since June 2008.

David T. Henigson	50	Vice President; Vice President of AB&Co.; Vice President, Secretary and Chief Compliance Officer of each of the Value Line Funds and Chief Compliance Officer of the Company until June 2008.

Stephen R. Anastasio	49	Treasurer of the Company and of each of the Value Line Funds since September 2005; Chief Financial Officer from 2003 to September 2005.

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

The Company and its subsidiaries are dependent on the efforts of its executives and professional staff.
The Company's future success relies upon its ability to retain and recruit qualified professionals and executives. While the Company has back-up staff for most positions, it is nevertheless possible that the loss of the services of key personnel could have an adverse effect on the Company.

If the Company does not maintain subscription revenue, its operating results could suffer.
A substantial portion of the Company’s revenue is generated from print and electronic subscriptions. VLP’s trial and full term subscriptions are typically paid in advance by subscribers. Unearned revenues are accounted for on the balance sheet of the Company. The backlog of orders is primarily generated through renewals and new subscription marketing efforts as the Company deems appropriate. Future results will depend on the renewal of existing subscribers and obtaining new subscriptions for the investment publications. The availability of free or low cost information on the Internet could negatively impact demand for VLP’s publications or impact its pricing. Licensing agreements are based on market interest in the respective proprietary information. If the sales of the Company’s publications or royalties from proprietary information decline, its operating results could suffer.

Failure to protect its intellectual property rights and proprietary information could harm the Company’s ability to compete effectively and could negatively affect operating results.
The Company’s trademarks and tradename protection are important assets to the Company. Although its trademarks are registered in the United States and in certain foreign countries, the Company may not always be successful in asserting global trademark or tradename protection. In the event that other parties infringe on its intellectual property rights and it is not successful in defending its intellectual property rights, the result may be a dilution in the value of the Company’s brands in the marketplace. If the value of its brands becomes diluted, or if competitors introduce brands that cause confusion with its brands in the marketplace, such could adversely affect the value that its customers associate with its brands, and thereby negatively impact its sales. Any infringement of our intellectual property rights would also likely result in a commitment of Company resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against its intellectual property rights and it may not be able successfully to resolve such claims.

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
Financial market declines and/or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. Major sources of investment management revenue for the Company (i.e., investment management and service and distribution fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions would reduce fee income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Good performance of managed assets relative to both competing products and benchmark indices generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance of managed assets relative to both competing products and benchmark indices tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to the Company. Poor performance could, therefore, have an adverse effect on the Company’s business and results of operations.

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
Changes in legal, regulatory, accounting, tax and compliance requirements could have an effect on the Company’s operations and results, including but not limited to increased expenses and restraints on marketing certain funds and other investment products offered by the Company. EULAV Asset Management, LLC is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. VLS is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, also known as “FINRA”. Each Value Line Fund is a registered investment company under the Investment Company Act of 1940. This Act requires numerous compliance measures, which must be observed, and involves regulation by the Securities and Exchange Commission. Each fund and its shareholders may face adverse tax consequences if the Value Line Funds are unable to maintain qualification as registered investment companies under the Internal Revenue Code of 1986, as amended. Those laws and regulations generally grant broad administrative powers to regulatory agencies and bodies such as the Securities and Exchange Commission and FINRA. If these agencies and bodies believe that the Company and its subsidiaries or the Value Line Funds have failed to comply with their laws and regulations, these agencies and bodies have the power to impose sanctions. The Company and the Value Line Funds, like other companies, can also face lawsuits by private parties. The Company, along with its directors and officers, have been sued from time to time. Regulatory proceedings and lawsuits are subject to uncertainties, and the outcomes are difficult to predict. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could adversely affect the business and operations of the Company and the Value Line Funds. An adverse resolution of any regulatory proceeding or lawsuit against the Company, its directors, officers, or its subsidiaries could result in substantial costs or reputational harm to the Company and its subsidiaries or to the Value Line Funds and have an adverse effect on the business and operations of the Company or the Value Line Funds. As noted under “Legal Proceedings,” the Company and its broker-dealer subsidiary are currently being investigated by the SEC. As part of any settlement with or action by the SEC, the Company could be required to make disgorgement or pay penalties. It is also possible that under certain circumstances, either the Company’s regulated subsidiaries or executives or others associated with the Company or its subsidiaries could face suspension, bar or loss of license. Any of these events could have an adverse impact on the Company and its business.

Terrorist attacks could adversely affect the Company.
A terrorist attack, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on the New York City area, the local economy, the United States economy, the global economy, and U.S. and/or global financial markets and could also have a material adverse effect on the Company’s business.

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

Item 3. LEGAL PROCEEDINGS.

By letter dated June 15, 2005, the staff of the Northeast Regional Office of the Securities and Exchange Commission (“SEC”) informed the Company that it was conducting an informal inquiry primarily regarding the execution of portfolio transactions by VLS for the Value Line Funds. The Company has supplied numerous documents to the SEC in response to its requests and various employees and former employees of the Company have provided testimony to the SEC. On May 8, 2008 the SEC issued a formal order of private investigation regarding whether VLS’ brokerage charges and related expense reimbursements during periods prior to 2005 were excessive and whether adequate disclosure was made to the SEC and the boards of directors and shareholders of the Value Line Funds. Thereafter, two senior officers of the Company asserted their constitutional privilege not to provide testimony. Management believes that the SEC is nearing completion of its investigation and the Company will seek to settle this matter with the SEC. Management cannot determine the effect that the investigation will have on the Company’s financial statements although it believes that any settlement is likely to be material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended April 30, 2008.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on the NASDAQ Global MarketSM under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2008 was 59. As of June 30, 2008, the closing stock price was $33.25.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

			Dividend Declared
Quarter Ended	High	Low	Per Share

April 30, 2008	$46.92	$41.50	$.30
January 31, 2008	$41.40	$31.10	$.30
October 31, 2007	$52.74	$43.70	$.30
July 31, 2007	$56.00	$42.69	$.30

April 30, 2007	$50.00	$44.93	$.30
January 31, 2007	$48.32	$44.37	$.30
October 31, 2006	$54.56	$44.02	$.30
July 31, 2006	$45.82	$38.83	$.25

As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during Fiscal 2008.

There were no purchases of the Company’s equity securities by the Company or any affiliated purchaser during the fiscal quarter ended April 30, 2008.

Item 6. SELECTED FINANCIAL DATA.

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended April 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)

Revenues:

Investment periodicals and related publications	$42,791	$45,619	$47,703	$50,172	$51,360

Licensing Fees	$7,066	$6,861	$5,016	$2,541	$1,137

Investment management fees and services	$32,821	$31,155	$32,467	$31,765	$32,773

Total revenues	$82,678	$83,635	$85,186	$84,478	$85,270

Income from operations	$34,450	$35,636	$35,180	$27,084	$24,739
Net income	$25,550	$24,607	$23,439	$21,318	$20,350
Earnings per share, basic and fully diluted	$2.56	$2.47	$2.35	$2.14	$2.04

Total assets	$137,953	$128,963	$119,214	$98,865	$266,924

Cash dividends declared per share	$1.20	$1.15	$1.00	$1.00	$18.50

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

Executive Summary of the Business

The Company's primary businesses are producing investment related periodical publications and data, licensing certain Value Line trademarks and Value Line proprietary ranking system information to third parties for use in selecting securities for third party marketed products, such as unit investment trusts, closed-end fund products and exchange traded funds, and providing investment management services to the Value Line Funds and other managed accounts.

The Company’s target audiences within the investment related periodical publications field are individual investors, colleges, libraries, and investment management professionals. Individuals come to Value Line for complete research in one package. Institutional subscribers, such as libraries and universities, offer the Company’s detailed research to their patrons and students. Investment management professionals use the research and historical information in their day to day business.

Depending upon the product, the Company offers three months or less, annual, or multi-year subscriptions. Generally, all subscriptions are paid for in advance of fulfillment. Renewal orders are solicited primarily through a series of renewal efforts that include letters, email, and telesales efforts. New orders are generated primarily from targeted direct mail campaigns for specific products. Other sales channels used by the Company include advertising in media publications, the Internet, cross selling via telesales efforts and Internet promotions through third parties.

Institutional subscribers consist of investment management companies, colleges, and libraries. The Company has a dedicated department that solicits institutional subscriptions. Fees for institutional services are based on university or college enrollment and number of users.

Cash received for retail and institutional orders is recorded as unearned revenues until the order is fulfilled. As the subscriptions are fulfilled, the Company recognizes revenue in equal installments over the life of the particular subscription. Subscription revenues are recognized on a straight line basis over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long-term liabilities. Changes in unearned revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months.

The Company’s businesses consolidate into two business segments. The investment related periodical publications (retail and institutional) and licensing of trademarks and proprietary ranking system information consolidate into one segment entitled Investment Periodicals, Publications and Licensing. The second segment consolidates the investment management services to the Value Line Funds and other managed accounts into a business segment entitled Investment Management.

Results of Operations

The following table illustrates the key earnings figures for each of the past three years ended April 30, 2008, 2007, and 2006.

Year Ended April 30,	2008	2007	2006	Percentage Change
(in thousands, except earnings per share)				08 vs 07	07 vs 06
Earnings Per Share	$2.56	$2.47	$2.35	3.6%	5.1%
Net Income	$25,550	$24,607	$23,439	3.8%	5.0%
Operating Income	$34,450	$35,636	$35,180	-3.3%	1.3%
Income from Securities transactions, net	$6,294	$4,867	$3,869	29.3%	25.8%

Operating revenues

Year Ended April 30,	2008		2007		2006		Percentage Change
Operating revenues and % of total by year (in thousands)	$$	%	$$	%	$$	%	08 vs 07	07 vs 06
Investment periodicals and related publications	$42,791	51.8%	$45,619	54.5%	$47,703	56.0%	-6.2%	-4.4%
Licensing Fees	$7,066	8.5%	$6,861	8.2%	$5,016	5.9%	3.0%	36.8%
Investment management fees and related services	$32,821	39.7%	$31,155	37.3%	$32,467	38.1%	5.3%	-4.0%
Total Operating Revenues	$82,678		$83,635		$85,186		-1%	-1.8%

 Investment periodicals and related publications revenues

The investment periodicals and related publications revenues were down $2,828,000 or 6% for the twelve months ended April 30, 2008 as compared to the twelve months ended April 30, 2007. As a percentage of total operating revenues, investment periodicals and related publications revenues have decreased from 56% at the end of fiscal year 2006 to 52% at the end of fiscal year 2008. While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline. Factors that have contributed to the decline in the investment periodicals and related publications revenues include the increasing amount of competition in the form of free and lower cost investment research on the Internet and research provided by brokerage firms at no cost to their clients.

Within investment periodicals and related publications are subscription revenues to print and electronic products.

Year Ended April 30,	2008	2007	2006	Percentage Change
(in thousands)				08 vs 07	07 vs 06
Print publication revenues	$30,660	$34,090	$36,756	-10.1%	-7.3%
Electronic publication revenues *	$12,131	$11,529	$10,947	5.2%	5.3%
Total Investment periodicals and related publications revenue	$42,791	$45,619	$47,703	-6.2%	-4.4%

Unearned Revenues (Short and Long Term)	$32,530	$34,500	$37,500	-5.7%	-8.0%

* Institutional Sales increased while Retail business decreased.

Value Line’s electronic publications revenues derive 47% from institutional accounts and 53% from retail subscribers. For the twelve months ended April 30, 2008, institutional revenues increased $1,092,000 or 23%, while revenues from retail subscribers were down $490,000 or 7% as compared to the twelve months ended April 30, 2007. The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products. Circulation of The Value Line Investment Analyzer decreased 11%, which resulted in a $527,000 decline in revenues from this product, partially offset by an increase in the circulation and revenues from online subscriptions to The Value Line Investment Survey. For the year ended April 30, 2008 print publication revenues decreased $3,430,000 or 10% below last fiscal year as a result of the decrease in advertising and increased competition in the form of free and paid investment research.

Licensing revenues
Licensing revenues have grown $205,000, $1,845,000 and $2,475,000, respectively, each of the last three years ended April 30, 2008, 2007 and 2006. As of April 30, 2008, total third party sponsored assets attributable to the licensing business represent $6.3 billion in various products. The recent credit crisis, corporate action by certain closed-end fund shareholders, and a broad market decline has impacted overall assets attributable to the licensing business revenues. However, total assets are relatively unchanged from the previous year end due to the ability of third parties to raise assets to offset the market erosion on their products. In fiscal year 2008 the company signed one new sponsor, which has significant distribution capabilities in the UIT market place. The new sponsor has tested several product related portfolio strategies and we believe will launch an ETF Unit Investment Trust in July 2008. The Company believes the growth of the business is dependent upon the desire of third party marketers to use the Value Line trademarks and proprietary research for their products, signing new licensing agreements, and the marketplace’s acceptance of new products. As stated in the past, Value Line believes it was an early entrant into this new market six years ago. Today this market has significantly broadened as a result of product diversification and growth of Index utilization by portfolio managers. Simultaneously, the Company and its third party sponsors face greater competition in the marketplace from Index providers.

Investment management fees and distribution services revenues
The investment management fees and distribution services revenues were up $1,666,000 or 5% for the twelve months ended April 30, 2008 as compared to the twelve months ended April 30, 2007 after being down $1,312,000 or 4% for the year ended April 30, 2007 compared to year ended April 30, 2006. During the period, voluntary and contractual fee waivers exist for certain of the Value Line Funds. For the twelve months ended April 30, 2008, 2007, and 2006, 12b-1 fee waivers were $3,774,000, $3,127,000, and $282,000. For the twelve months ended April 30, 2008, 2007, and 2006, total management fee waivers were $226,000, $250,000, and $40,000. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

The table below illustrates the total fund assets for the twelve months ended April 30, 2008 as compared to the previous two fiscal years. The second table shows the two channels through which the equity funds are available. Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

Year Ended April 30,	2008	2007	2006	Percentage Change
(in thousands)				08 vs 07	07 vs 06

Equity funds	$3,307,879	$3,284,560	$3,290,291	0.7%	-0.2%
Fixed income funds	$266,172	$291,586	$314,022	-8.7%	-7.1%
Money Market funds	$219,499	$177,788	$166,142	23.5%	7.0%
Total net assets	$3,793,550	$3,753,934	$3,770,455	1.1%	-0.4%

Equity fund assets sold through GIAC	$808,055	$924,231	$1,055,069	-12.6%	-12.4%
Equity fund assets sold though VLS	$2,499,824	$2,360,329	$2,235,222	5.9%	5.6%
Total Equity fund net assets	$3,307,879	$3,284,560	$3,290,291	0.7%	-0.2%

The Company believes that the 5.9% growth in equity fund assets for the twelve months of fiscal 2008 and 5.6% growth in equity fund assets for fiscal 2007 excluding SAM and Centurion Funds sold through GIAC, has been in large part due to the good performance for certain Value Line Funds at various intervals in terms of short, mid and long-term returns. As of April 30, 2008, 80% of the equity funds, excluding SAM and Centurion, had four or five-star ratings by Morningstar, Inc.® similar to fiscal 2007. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms including, but not limited to, Charles Schwab & Co., Inc., TD Ameritrade, Inc., and National City Bank.

The Company’s fixed income fund assets, representing 7% of total fund assets at April 30, 2008, are down 8.7% from the previous year end. The decline in fixed income assets reflects the challenge of competing against equity funds and other larger fixed income families in a low interest rate environment. The cash fund assets, representing 6% of the total fund assets at April 30, 2008, have increased 23% from the previous year end.. The increase is due primarily to additional cash fund purchases by the Parent company in the fourth quarter. The Parent has made no representations to Value Line as to how long the cash will remain in the Value Line Cash Fund.

Expenses

Advertising and promotion

Year Ended April 30,	2008	2007	2006	Percentage Change
(in thousands)				08 vs 07	07 vs 06
Advertising and promotion	$13,863	$14,628	$13,671	-5.2%	7.0%

Advertising and promotion expenses for the twelve months ended April 30, 2008 decreased $765,000 as compared to the twelve months ended April 30, 2007. Costs associated with direct mail decreased $1,507,000 or 30% below last fiscal year, due to a targeted reduction in the overall number of pieces mailed year to year. Promotion expense for the twelve months ended April 30, 2008 declined by $381,000 as a result of the reversal of deferred advertising charges related to the SAM and Centurion Funds. Expenditures for print media promoting the Value Line Funds in select markets increased by $424,000 for the twelve months ended April 30, 2008. The major increase of $1,084,000 is due to fees paid to third party intermediaries (supermarkets), such as, Charles Schwab & Co., Inc. to market the Value Line Funds. This expense will fluctuate based on assets invested in the Value Line Funds by clients of the mutual fund supermarkets, and the change in market value of such assets. The Company anticipates third party intermediary expenses will continue to increase as more shareholders come into the Value Line Funds through intermediaries rather than by opening direct accounts.

Salary and employee benefits

Year Ended April 30,	2008	2007	2006	Percentage Change
(in thousands)				08 vs 07	07 vs 06
Salaries and employee benefits	$18,594	$18,409	$19,025	1.0%	-3.2%

Over the past several years, the Company has increased productivity by combining the roles and responsibilities and by selective outsourcing. Some duplication of effort has been eliminated and certain tasks, such as some data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost. As of April 30, 2008 the Company employed 204 employees as compared to 206 employees at year-end April 30, 2007, and 228 at year-end April 30, 2006.

Production and distribution

Year Ended April 30,	2008	2007	2006	Percentage Change
(in thousands)				08 vs 07	07 vs 06
Production and distribution	$6,251	$6,981	$7,073	-10.5%	-1.3%

Production and distribution expenses for the twelve months ended April 30, 2008 were $730,000 below expenses for the twelve months ended April 30, 2007 and production and distribution expenses for the fiscal year ended April 30, 2007 were $92,000 below expenses for fiscal year ended 2006. Amortized software costs decreased $403,000 below last fiscal year due to a decrease in expenditures for capitalized projects. In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products. Partially offsetting the savings during fiscal 2008 was an approximate 8% increase in the cost of paper mid fiscal year and an increase in postage rates. The Company anticipates paper prices will increase over the upcoming fiscal year as raw material prices increase.

Office and administration

Year Ended April 30,	2008	2007	2006	Percentage Change
(in thousands)				08 vs 07	07 vs 06
Office and administration	$9,520	$7,981	$10,237	19.3%	-22.0%

Office and administration expenses for the twelve months ended April 30, 2008 were $1,539,000 above expenses for the twelve months ended April 30, 2007. For the fiscal year ended April 30, 2007 office and administration expenses were $2,256,000 below expenses for fiscal 2006. During the last fiscal quarter of fiscal 2007, the Company amended its lease in midtown New York extending the lease expiration date to May 2013 on negotiated terms in place of the Company’s renewal option at market rate, which resulted in significantly higher rent as a result of market conditions compared to the original square footage terms negotiated in 1993. In addition, under the terms of its original lease, the Company received a rent concession in the amount of $767,950 credited equally to the rent obligation during the six months beginning December 2007. This concession had no earnings impact since prepaid rent was amortized in the period but did positively impact the Company’s cash flow. During fiscal year 2008 professional fees significantly increased as compared to fiscal year 2007 primarily as a result of the ongoing SEC investigation. Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.

Income from securities transactions, net

For the year ended April 30, 2008 the Company’s income from securities transactions, net, of $6,294,000 is $1,427,000 higher than income from securities transactions, net, of $4,867,000 for the year ended April 30, 2007. Income from securities transactions, net, includes dividend and interest income of $3,419,000 at April 30, 2008 that is $569,000 or 20% higher than income of $2,850,000 for the twelve months ended April 30, 2007 due to a 41% increase in the net assets invested in fixed income securities. Capital gains, net of capital losses during the fiscal 2008 are $2,874,000, of which $2,793,000 represents distributions from the Value Line Funds. This compares to capital gains of $2,052,000, net of capital losses in fiscal 2007, of which $2,065,000 represented distributions from the Value Line Funds.

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

Liquidity and Capital Resources

The Company had working capital of $88,057,000 as of April 30, 2008 and $75,174,000 as of April 30, 2007. Cash and short-term securities totaled $125,855,000 as of April 30, 2008 and $97,427,000 as of April 30, 2007.

Cash from operating activities

The Company’s cash flow from operations of $20,356,000 for the twelve months ended April 30, 2008 was 19% below cash flow from operations of $25,181,000 for the twelve months ended April 30, 2007. The primary change was the timing of purchases and maturity of fixed income government debt securities within the company’s trading portfolio, and the decrease in accounts receivable. In addition, beginning December 2007, the Company received a rent concession in the amount of $767,950 credited equally to the rent obligation over 6 months. The concession amounted to $640,000 during fiscal 2008.

Cash from investing activities

The Company’s cash outflow from investing activities of $20,027,000 for the twelve months ended April 30, 2008 was 124% above cash outflow from investing activities of $8,927,000 for the twelve months ended April 30, 2007 due to the maturity of fixed income securities during the prior fiscal year and the redeployment of cash holdings to equity securities and fixed income during fiscal 2008.

Cash from financing activities

The Company’s net cash outflow from financing activities of $11,979,000 for the year ended April 30, 2008 increased 9% as compared to the prior fiscal year due to the payment of a higher quarterly dividend per common share of $0.30 in fiscal 2008 as compared to $0.25 paid during the first and the second quarters and $0.30 during the last two quarters of fiscal 2007.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management does not anticipate any borrowing in fiscal 2009.

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

Revenue Recognition

The majority of the Company’s revenues come from the sale of print and electronic subscriptions, investment management and service and distribution fees, and licensing proprietary information. The Company recognizes subscription revenue in equal amounts over the term of the subscription, which generally ranges from three months to one year or longer, varying based on the product or service. Investment management fees and service and distribution fee revenues for the Value Line Funds are recognized each month based upon the daily net asset value of each fund. Licensing fees are calculated monthly based on market fluctuation and billed quarterly. The Company believes that the estimates related to revenue recognition are critical accounting estimates, and to the extent that there are material differences between its determination of revenues and actual results, its financial condition or results of operations may be affected.

Income Taxes

The Company’s effective annual income tax expense rate is based on the U.S. federal and state and local jurisdiction tax rates on income and losses that are part of its Consolidated Financial Statements. Tax-planning opportunities and the blend of business income and income from securities transactions will impact the effective tax rate in the various jurisdictions in which the Company operates. Significant judgment is required in evaluating the Company’s tax positions.

Tax law requires items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Financial Statements. As a result, the effective tax rate reflected in its Consolidated Financial Statements is different from the tax rate reported on the Company’s tax return (the Company’s cash tax rate). Some of these differences are permanent, such as non-taxable income that is not includable in the Company’s tax return and expenses that are not deductible in the Company’s tax return, and some differences reverse over time, such as depreciation and amortization expenses. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities.

As of April 30, 2008, the Company had $7.8 million of deferred tax liabilities and $155,000 of short-term deferred tax assets. In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

Below is a summary of certain contractual obligations (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years
Operating Lease Obligations	$14,858	$2,820	$5,896	$5,896	$246
Purchase Obligations	-	-	-	-	-
Other Long-term Obligations reflected on Balance Sheet	$32,530	$26,610	$5,920
TOTAL	$47,388	$29,430	$11,816	$5,896	$246

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

Interest Rate Risk

The Company’s strategy has been to acquire debt securities with low credit risk. Despite this strategy management recognizes and accepts the possibility that losses may occur. To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing in 1 to 5 years.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates

	(bp = basis points)

		6 mo.	6 mo.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of April 30, 2008
Investments in securities with fixed maturities	$65,030	$63,947	$64,753	$63,146	$64,250

As of April 30, 2007
Investments in securities with fixed maturities	$42,952	$42,357	$43,074	$41,900	$43,054

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

Value Line invests a significant level of its assets in equity securities, primarily the Value Line Funds. Each mutual fund invests in a variety of positions that may include equity and non-equity positions.

The table below summarizes Value Line’s equity price risks as of April 30, 2008 and 2007 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios.

			Estimated
			Fair Value after	Hypothetical Percentage
Equity Securities		Hypothetical	Hypothetical	Increase (Decrease) in
(in thousands)	Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2008	$51,870	30% increase	$67,431	11.48%
		30% decrease	$36,309	(11.48)%

As of April 30, 2007	$49,719	30% increase	$64,635	12.83%
		30% decrease	$34,803	(12.83)%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

Quarterly Results (Unaudited)
(in thousands, except per share amounts)

		Income		Earnings
	Total	From	Net	Per
	Revenues	Operations	Income	Share

2008, by Quarter
First	$20,801	$8,965	$5,943	$0.60
Second	21,110	9,416	6,359	0.63
Third	21,080	9,337	8,471	0.85
Fourth	19,687	6,732	4,777	0.48
Total	$82,678	$34,450	$25,550	$2.56

2007, by Quarter
First	$21,391	$9,869	$6,271	$0.63
Second	20,745	9,061	5,909	0.59
Third	21,061	8,859	7,192	0.72
Fourth	20,438	7,847	5,235	0.53
Total	$83,635	$35,636	$24,607	$2.47

2006, by Quarter
First	$20,874	$9,163	$5,648	$0.57
Second	21,002	8,470	5,385	0.54
Third	21,582	8,037	6,694	0.67
Fourth	21,728	9,510	5,712	0.57
Total	$85,186	$35,180	$23,439	$2.35

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Legal Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2008, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Legal Officer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives would be met.

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

Changes in Internal Controls

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the inherent issue of segregation of duties in a small company, management has relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

There were no matters required to be disclosed by the Company in a report on Form 8-K during the Company's fourth fiscal quarter of the year ended April 30, 2008 that were not reported.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2008 and Principal Occupation	Director Since

Jean Bernhard Buttner* (73). Chairman of the Board, President, and	1982
Chief Executive Officer of the Company and Arnold Bernhard & Co., Inc.
Chairman of the Board and President of each of the Value Line Funds until
June 2008.

Herbert Pardes, MD (74). President and CEO of New York- Presbyterian	2000
Hospital.

Dr. Edgar A. Buttner (45). Instructor and Researcher, McLean Hospital, since 2002;	2003
Postdoctoral Fellow, Research Associate, Harvard University 2003 - 2007;
Postdoctoral Fellow, Massachusetts Institute of Technology, 1997 - 2001; MD and
PhD, Columbia University; Director of Arnold Bernhard & Co., Inc. Dr. Buttner is
the son of Jean Bernhard Buttner.

Edward J. Shanahan (64). President and Headmaster, Choate Rosemary Hall	2004
(boarding school); Director and Chairman, Foundation for Greater Opportunity
(independent educational foundation).

Marion N. Ruth (73). President, Ruth Realty.	2005

Janet Eakman (48). Private Investor; MBA, Harvard University Graduate School of Business Administration; BA, Princeton University. Mrs. Eakman is a daughter of Jean Bernhard Buttner.	2007

Howard A. Brecher* (54). Chief Legal Officer, Vice President and Secretary	1992
of the Company; Director, Vice President, Secretary, Treasurer and
General Counsel of Arnold Bernhard & Co., Inc.; Vice President and Secretary
of the Value Line Funds since June 2008.

David T. Henigson* (50). Vice President of the Company; Director and	1992
Vice President of Arnold Bernhard & Co., Inc.; Chief Compliance Officer,
Vice President and Secretary of each of the Value Line Funds and Chief Compliance
Officer of the Company until June 2008.

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

Procedures for Shareholders to Nominate Directors

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors implemented after the disclosure of those procedures contained in the proxy statement for the Company's 2007 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements during fiscal 2008.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of June 30, 2008 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address	Number of Shares	Percentage of Shares
of Beneficial Owner	Beneficially Owned	Beneficially Owned[1]

Arnold Bernhard & Co., Inc.[1]	8,633,733	86.5%
220 East 42nd Street
New York, NY 10017

The following table sets forth information as of June 30, 2008, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address	Number of Shares		Percentage of Shares
of Beneficial Owner	Beneficially Owned		Beneficially Owned

Jean Bernhard Buttner	100	[1,2]	*	[1,2]
Mitchell E. Appel	200		*
Howard A. Brecher	200		*
David T. Henigson	150		*
Stephen R. Anastasio	100		*
Edgar A. Buttner	100		*
Janet Eakman	100		*
Dr. Herbert Pardes	100		*
Marion N. Ruth	200		*
Edward J. Shanahan	100		*

All directors and executive officers as a group (10 persons)	1,350	[1,2]	*	[1,2]

*Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans.

1 Jean Bernhard Buttner, Chairman of the Board, President and Chief Executive Officer of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc. Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.
2 Excludes 8,633,733 shares (86.5% of the outstanding shares) owned by Arnold Bernhard & Co., Inc.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 86.5% of the outstanding shares of the Company’s Common Stock, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the years ended April 30, 2008, 2007 and 2006, the Company was reimbursed $1,327,000, $1,100,000 and $918,000 respectively, for payments it made on behalf of and services it provided to AB&Co. At April 30, 2008, accounts payable to affiliates included a payable to AB&Co. of $130,000. At April 30, 2007, accounts receivable from affiliates included a receivable from AB&Co. of $243,000. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed separate tax returns. For the years ended April 30, 2008, 2007 and 2006, the Company made payments to AB&Co. for federal income tax amounting to $12,460,000, $13,450,000 and $11,895,000, respectively. At April 30, 2007 prepaid and refundable income taxes in the Consolidated Balance Sheet included federal tax due from AB&Co. in the amount of $415,000. At April 30, 2006 accrued taxes payable included a federal tax liability owed to AB&Co. in the amount of $449,000.

The Company acts as investment adviser and manager for fourteen open-end investment companies, the Value Line Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. VLS receives service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from certain Value Line Funds for which Value Line, Inc. is the adviser. For certain periods prior to December 2004, VLS earned brokerage commission income on securities transactions executed by VLS on behalf of the funds that were cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission. For the years ended April 30, 2008, 2007 and 2006, investment management fees, service and distribution fees and brokerage commission income amounted to $31,644,000, $30,026,000 and $31,378,000, respectively, after fee waivers. These amounts include service and distribution fees of $7,113,000, $7,299,000 and $9,915,000, respectively. The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $2,557,000, and $2,534,000 at April 30, 2008 and 2007, respectively.

Director Independence

The information required with respect to director independence and related matters is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates for the fiscal years ended April 30, fees paid to the Company’s independent auditor, Horowitz & Ullmann, for services provided:

	2008	2007
Audit fees	$150,255	$146,450
Audit-related fees	$12,775	$16,810
Tax fees	$93,047	$146,105
All other fees	$0	$0

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company's Board of Directors approves all services provided by Horowitz & Ullmann, prior to the provision of those services and has not adopted any specific pre-approval policies and procedures.

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

10.13	Lease for the Company's premises at 220 East 42nd Street, New York, N.Y. incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1994.
10.14	Lease amendments dated September 14, 2000, January 19, 2006, and April 23, 2007 for the Company’s premises located at 220 East 42nd Street, New York, N.Y.
14	Code of Business Conduct and Code of Ethics incorporated by reference to Exhibit 14 to the Form 8-K filed on December 1, 2004 and as amended July 19, 2007
21	Subsidiaries of the Registrant.
31	Rules 13a-14(a) and 15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2008, to be signed on its behalf by the undersigned, there unto duly authorized.

VALUE LINE, INC.
(Registrant)

By:	s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

By:	s/ Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer

Dated: July 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

s/ Jean Bernhard Buttner	s/ Howard A. Brecher
Jean Bernhard Buttner	Howard A. Brecher

s/ Edgar A. Buttner	s/ Marion N. Ruth
Edgar A. Buttner	Marion N. Ruth

s/ Edward J. Shanahan	s/ David T. Henigson
Edward J. Shanahan	David T. Henigson

s/ Janet Eakman	s/ Herbert Pardes
Janet Eakman	Dr. Herbert Pardes

Dated: July 17, 2008

H O R O W I T Z  &  U L L M A N N,  P. C.
C e r t i f i e d  P u b l i c  A c c o u n t a n t s

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries as of April 30, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2008. Value Line’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Line, Inc. and Subsidiaries at April 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

New York, NY
July 17, 2008

Part II
Item 8.
Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $8,159 and $20,165, respectively)	$8,955	$20,605
Trading securities	19,857	15,849
Securities available for sale	97,043	76,822
Accounts receivable, net of allowance for doubtful accounts of $107 and $88, respectively	2,733	3,929
Receivable from affiliates	2,445	2,794
Prepaid expenses and other current assets	1,048	1,588
Prepaid and refundable income taxes	0	510
Deferred income taxes	155	139
Total current assets	132,236	122,236

Long term assets:
Property and equipment, net	4,709	4,923
Capitalized software and other intangible assets, net	1,008	1,804

Total long term assets	5,717	6,727

Total assets	$137,953	$128,963

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$5,135	$5,316
Accrued salaries	1,471	1,545
Dividends payable	2,995	2,995
Accrued taxes payable	129	0
Unearned revenue	26,610	28,552
Deferred income taxes	7,839	8,654
Total current liabilities	44,179	47,062

Long term liabilities:
Unearned revenue	5,920	5,948
Deferred charges	0	381
Total long term liabilities	5,920	6,329

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	70,954	57,383
Treasury stock, at cost (18,400 shares on 4/30/08 and 4/30/07)	(354)	(354)
Accumulated other comprehensive income, net of tax	15,263	16,552
Total shareholders' equity	87,854	75,572

Total liabilities and shareholders' equity	$137,953	$128,963

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years ended April 30,
	2008	2007	2006
Revenues:
Investment periodicals and related publications	$42,791	$45,619	$47,703
Licensing fees	7,066	6,861	5,016
Investment management fees & services	32,821	31,155	32,467

Total revenues	82,678	83,635	85,186

Expenses:
Advertising and promotion	13,863	14,628	13,671
Salaries and employee benefits	18,594	18,409	19,025
Production and distribution	6,251	6,981	7,073
Office and administration	9,520	7,981	10,237

Total expenses	48,228	47,999	50,006

Income from operations	34,450	35,636	35,180
Income from securities transactions, net	6,294	4,867	3,869

Income before income taxes	40,744	40,503	39,049
Provision for income taxes	15,194	15,896	15,610

Net income	$25,550	$24,607	$23,439

Earnings per share, basic & fully diluted	$2.56	$2.47	$2.35

Weighted average number of common shares	9,981,600	9,981,600	9,981,600

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.
Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended April 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$25,550	$24,607	$23,439

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,619	2,063	2,275
Realized gains on sales of securities	(2,792)	(2,164)	(2,430)
Unrealized (gains)/losses on sales of securities	(82)	112	217
Loss on disposal of fixed assets	—	—	139
Deferred income taxes	(151)	(138)	(204)

Changes in assets and liabilities:
Proceeds from sales of trading securities	—	15,000	—
Purchases of trading securities	(3,926)	(8,471)	(4,364)
(Decrease) in unearned revenue	(1,970)	(3,226)	(2,366)
(Decrease)/increase in deferred charges	160	(64)	(84)
(Decrease)/increase in accounts payable and accrued expenses	(722)	(806)	1,939
Increase/(decrease) in accrued salaries	(74)	50	248
Increase/(decrease) in accrued taxes payable	129	(532)	560
(Increase)/decrease in prepaid expenses and other
current assets	560	(481)	(149)
Decrease in prepaid and refundable income taxes	510	—	—
Decrease/(increase) in accounts receivable	1,196	(892)	59
(Increase)/decrease in receivable from affiliates	349	123	(360)

Total adjustments	(5,194)	574	(4,520)

Net cash provided by operating activities	20,356	25,181	18,919

Cash flows from investing activities:
Proceeds from sales of equity securities	2,793	2,065	2,430
Purchase of equity securities	(4,231)	(2,280)	(2,467)
Proceeds from sales of fixed income securities	9,622	10,825	9,650
Purchases of fixed income securities	(27,602)	(18,742)	(8,249)
Acquisition of property and equipment	(265)	(52)	(218)
Expenditures for capitalized software	(344)	(743)	(724)

Net cash provided by/(used in) investing activities	(20,027)	(8,927)	422

Cash flows from financing activities:
Dividends paid	(11,979)	(10,980)	(9,981)

Net cash used in financing activities	(11,979)	(10,980)	(9,981)

Net increase/(decrease) in cash and cash equivalents	(11,650)	5,274	9,360
Cash and cash equivalents at beginning of year	20,605	15,331	5,971

Cash and cash equivalents at end of year	$8,955	$20,605	$15,331

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

VALUE LINE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THREE YEARS ENDED APRIL 30, 2008, 2007 & 2006
(in thousands, except share amounts)

	Common stock						Accumulated
	Number	Par	Additional				Other
	of	Value	paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2005	9,981,600	$1,000	$991	$(354)		$30,798	$11,708	$44,143

Comprehensive income
Net income					$23,439	23,439		23,439
Other comprehensive income, net of tax:

Change in unrealized gains on securities, net of taxes					4,334		4,334	4,334

Comprehensive income					$27,773

Dividends declared						(9,981)		(9,981)

Balance at April 30, 2006	9,981,600	$1,000	$991	$(354)		$44,256	$16,042	$61,935

Comprehensive income
Net income					$24,607	24,607		24,607
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					510		510	510

Comprehensive income					$25,117

Dividends declared						(11,480)		(11,480)

Balance at April 30, 2007	9,981,600	$1,000	$991	$(354)		$57,383	$16,552	$75,572

Comprehensive income
Net income					$25,550	25,550		25,550
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(1,289)		(1,289)	(1,289)

Comprehensive income					$24,261

Dividends declared						(11,979)		(11,979)

Balance at April 30, 2008	9,981,600	$1,000	$991	$(354)		$70,954	$15,263	$87,854

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

Value Line, Inc. (the "Company") is incorporated in the State of New York. The Company's primary businesses are producing investment related periodical publications and data, licensing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products, providing investment management services to the Value Line Funds, institutions and individual accounts and providing distribution, marketing, and administrative services to the Value Line Funds. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.
Principles of consolidation: The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition:
Depending upon the product, subscriptions fulfillment is available in print, via internet access, and CD-ROM. The length of a subscription varies by product and offer received by the subscriber. Generally, subscriptions are available as trial subscriptions, annual subscriptions and/or multi-year subscriptions. Subscription revenues are recognized on a straight line basis over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long-term liabilities. Changes in unearned revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months.
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
Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, which means the distributor may earn a profit under the plan. Expenses incurred by Value Line Securities, Inc. ("VLS") include payments to securities dealers, banks, financial institutions and other organizations (including an allocation of VLI expenses), that provide distribution, marketing, and administrative services with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus (see note 3).

Valuation of Securities:
The Company's securities classified as available for sale consist of shares of the Value Line Funds and government debt securities accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The securities available for sale and trading securities reflected in the consolidated financial statements at fair value are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities available for sale are recorded in earnings on trade date and are determined on the identified cost method.

The Company classifies its securities available for sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has assets available for sale to fully satisfy its current liabilities should the need arise.
Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. Valuation of open-end mutual fund shares is based upon the publicly quoted net asset value of the shares. The market value of the Company's fixed maturity government debt obligations are determined utilizing publicly quoted market prices.
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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation" or "FIN 48"). The Interpretation establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. As of April 30, 2008, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications of FIN 48, and determined that there is no impact to the Company's financial statements at this time.

Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2008 and 2007, cash equivalents included $8,159,000 and $19,868,000, respectively, invested in the Value Line Cash fund.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2-Supplementary Cash Flow Information:

Cash payments for income taxes were $15,036,000, $16,928,000, and $15,156,000 in fiscal 2008, 2007, and 2006, respectively. Interest payments of $36,000 and $11,000 were made in fiscal 2007, and 2006, respectively. There were no interest payments in fiscal 2008.

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
For the twelve months ended April 30, 2008, 2007, and 2006 investment management fees and 12b-1 service and distribution fees amounted to $31,644,000, $30,026,000 and $31,378,000, respectively, which included fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $7,113,000, $7,299,000 and $9,915,000 earned by VLS in fiscal years 2008, 2007, and 2006, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $2,557,000, and $2,534,000 at April 30, 2008 and April 30, 2007, respectively.
For the twelve months ended April 30, 2008, 2007, and 2006 total management fee waivers were $226,000, $250,000, and $40,000, respectively, and service and distribution fee waivers were $3,774,000, $3,127,000, and $282,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

Value Line, Inc.
Notes to Consolidated Financial Statements

As of April 30, 2008, the Company had $51,870,000 invested in the Value Line equity funds and $8,159,000 in the Value Line Cash Fund. Combined, this represents approximately 1.6% of total fund assets at April 30, 2008. Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.
For the years ended April 30, 2008, 2007 and 2006, the Company was reimbursed $1,327,000, $1,100,000 and $918,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2008, Receivables from affiliates were reduced by a Payable to the Parent in the amount of $130,000. At April 30, 2007, Receivables from affiliates included a Receivable from the Parent of $243,000.
For the years ended April 30, 2008, 2007, and 2006, the Company made payments to the Parent for federal income tax amounting to $12,460,000, $13,450,000 and $11,895,000, respectively. At April 30, 2008, accrued taxes payable included a federal tax liability owed to the Parent in the amount of $164,000. At April 30, 2007, prepaid and refundable income taxes in the Consolidated Balance sheet included $415,000 due from the Parent. These transactions are in accordance with the tax sharing arrangement described in Note 6.
From time to time, Arnold Bernhard & Co., Inc. (the "Parent") has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate. As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. For the quarter ended January 31, 2008, the Parent purchased 2,701 shares in the market at an average cost of $39.88 per share. The Parent owns approximately 86.5% of the issued and outstanding common stock of the Company.

Note 4-Investments:

Securities held by the Company are classified as Trading Securities and Available-for-Sale Securities. All securities held in VLS, as a broker/dealer, are classified as trading securities. Securities held by the Company and its other subsidiaries, are classified as available-for-sale securities.

Trading Securities:

Trading securities held by the Company at April 30, 2008 had an aggregate cost of $20,042,000 and a market value of $19,857,000. Trading securities held by the Company at April 30, 2007 had an aggregate cost of $16,115,000 and a market value of $15,849,000. There were no sales of trading securities during the fiscal year ended April 30, 2008. The proceeds from sales of trading securities during the fiscal year ended April 30, 2007 were $15,000,000 and the related net realized trading gains amounted to $243,000. There were no realized trading gains or losses during fiscal year 2006. The net changes in unrealized gains or losses for the periods ended April 30, 2008, 2007 and 2006, of $82,000 gain, $178,000 loss, and $88,000 loss, respectively, were included in the Consolidated Statement of Income.

Securities Available for Sale
Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $28,149,000 and the market value was $51,870,000 at April 30, 2008. The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $23,917,000 and the market value was $49,719,000 at April 30, 2007. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet are $23,972,000 and $25,859,000, net of deferred taxes of $8,438,000 and $9,102,000, as of April 30, 2008 and 2007, respectively. The total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet are $251,000, net of deferred tax benefit of $89,000, as of April 30, 2008. The total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet are $58,000, net of deferred tax benefit of $20,000, as of April 30, 2007.
The decrease in gross unrealized gains on these securities of $2,081,000, net of deferred taxes of $732,000 and the increase in gross unrealized gains on these securities of $792,000, net of deferred taxes of $279,000, were included in Shareholders' Equity at April 30, 2008 and 2007, respectively.
Realized capital gains from the sales of securities classified as available for sale were $2,793,000, $2,065,000 and $2,430,000 of which $2,793,000, $2,065,000 and $2,355,000 of capital gains were reclassified out of Accumulated Other Comprehensive Income into earnings during fiscal years ended April 30, 2008, 2007, and 2006, respectively. The proceeds from sales of securities including capital gain distributions reinvested in the Value Line Funds during the fiscal years ended April 30, 2008, 2007, and 2006 were $2,793,000, $2,065,000 and $2,430,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

Government Debt Securities:

Government debt securities consist of federal, state, and local government securities within the United States. The Company's investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at April 30, 2008 for government debt securities classified as available for sale were as follows:

	(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$24,261	$23,921	$(340)
Due in 2 years or more	21,079	21,252	173
Total investment in government debt securities	$45,340	$45,173	$(167)

The aggregate cost and fair value at April 30, 2007 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$9,504	$9,324	$(180)
Due in 2 years or more	17,857	17,779	(78)
Total investment in government debt securities	$27,361	$27,103	$(258)

The unrealized losses of $167,000 and $258,000 in government debt securities net of deferred income tax benefits of $59,000 and $91,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of April 30, 2008 and 2007, respectively. During fiscal year 2006, the Company reclassified $18,038,000 of government debt securities from the classification of available for sale to trading securities that resulted in the recognition and reclassification of an unrealized loss of $129,000 from Accumulated Other Comprehensive Income to the Consolidated Statement of Income. During fiscal year 2007, $66,000 of this loss was reclassified from unrealized to realized upon maturity of the debt obligation.
The average yield on the Government debt securities classified as available for sale at April 30, 2008 and April 30, 2007 was 2.91% and 3.54%, respectively.
Proceeds from sales of government debt securities classified as available for sale during fiscal years 2008, 2007, and 2006 were $9,620,000, $10,825,000 and $9,650,000, respectively. In fiscal 2007, the related loss on sales of $78,000 was reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income. There were no related gains or losses on sales of government debt securities during fiscal 2006.
For the years ended April 30, 2008, 2007, and 2006, income from securities transactions also included $909,000, $971,000, and $483,000 of dividend income; $2,510,000, $1,879,000, and $1,361,000 of interest income. In fiscal 2007 and 2006 income from securities transactions also included $36,000 and $11,000 of related interest expense, respectively. There was no interest expense paid in fiscal 2008.

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

Property and equipment consist of the following:

	April 30,
	2008	2007
	(in thousands)

Land	$726	$726
Building and leasehold improvements	7,283	7,284
Furniture and equipment	10,917	10,706
	18,926	18,716
Accumulated depreciation and amortization	(14,217)	(13,793)
	$4,709	$4,923

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 6-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Year ended April 30,
	2008	2007	2006
	(in thousands)
Current:
Federal	$12,570	$12,575	$12,486
State and local	2,775	3,459	3,328
	15,345	16,034	15,814
Deferred:
Federal	(115)	(87)	(148)
State and local	(36)	(51)	(56)
	(151)	(138)	(204)
Provision for income taxes	$15,194	$15,896	$15,610

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax (liability)/assets is as follows:

	Year ended April 30,
	2008	2007
	(in thousands)

Unrealized gains on securities held for sale	$(8,291)	$(8,991)
Unrealized gains/losses on trading securities	87	115
Depreciation and amortization	341	185
Deferred professional fees	181	216
Deferred charges	(36)	(69)
Other, net	34	29
	($7,684)	($8,515)

Included in deferred income taxes in total current assets are deferred state and local income taxes of $155,000 and $139,000 at April 30, 2008 and 2007, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Year ended April 30,
	2008	2007	2006
		(in thousands)

Tax expense at the U.S. statutory rate	$14,260	$14,176	$13,667
Increase (decrease) in tax expense from:
State and local income taxes, net of federal income tax benefit	1,780	2,215	2,127
Effect of tax exempt income and dividend deductions	(799)	(455)	(293)
Other, net	(47)	(40)	109
Provision for income taxes	$15,194	$15,896	$15,610

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 7-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the years ended April 30, 2008, 2007, and 2006 the Company contributed $1,292,000, $1,197,000, and $1,244,000, respectively to the Plan.

Note 8-Lease Commitments:

On June 4, 1993, the Company entered into a 15 year lease agreement to provide primary office space. The lease includes free rental periods as well as scheduled base rent escalations over the term of the lease. The lease was scheduled to expire in May 2008 subject to an option granted to the Company to extend the term for 5 additional years at a market rental rate. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease. On April 23, 2007, the Company signed a lease amendment that extended the primary office space lease to May 2013, which increased the Company's future minimum lease payments. Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for equipment and office space, with remaining terms of one year or more, are as follows:

Year ended April 30:	(in thousands)

2009	$2,820
2010	2,948
2011	2,948
2012	2,948
Thereafter	3,194
$14,858

Rental expense for the years ended April 30, 2008, 2007 and 2006 under operating leases covering office space was $2,858,000, $2,108,000, and $1,724,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements
Note 9-Business Segments:

The Company operates two reportable business segments: Investment Periodicals, Publishing & Licensing and Investment Management. The Investment Periodicals, Publishing & Licensing segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and includes licensing fees for Value Line proprietary ranking system information and Value Line trademarks. The Investment Management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	April 30, 2008
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total

Revenues from external customers	$49,857	$32,821	$82,678
Intersegment revenues	97	-	97
Income from securities transactions	230	4,170	4,400
Depreciation and amortization	1,543	60	1,603
Segment profit from operations	18,464	16,002	34,466
Segment assets	10,780	76,671	87,451
Expenditures for segment assets	604	-	604

	April 30, 2007
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total
Revenues from external customers	$52,480	$31,155	$83,635
Intersegment revenues	108	-	108
Income from securities transactions	233	3,021	3,254
Depreciation and amortization	1,963	80	2,043
Segment profit from operations	19,755	15,901	35,656
Segment assets	18,976	80,581	99,557
Expenditures for segment assets	715	80	795

	April 30, 2006
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total
Revenues from external customers	$52,719	$32,467	$85,186
Intersegment revenues	114	-	114
Income from securities transactions	62	2,922	2,984
Depreciation and amortization	2,169	88	2,257
Segment profit from operations	20,041	15,158	35,199
Segment assets	14,861	81,762	96,623
Expenditures for segment assets	933	9	942

Value Line, Inc.
Notes to Consolidated Financial Statements

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets
(in thousands)
	2008	2007	2006
Revenues
Total revenues for reportable segments	$82,775	$83,743	$85,300
Elimination of intersegment revenues	(97)	(108)	(114)
Total consolidated revenues	$82,678	$83,635	$85,186

Segment profit
Total profit for reportable segments	38,866	$38,910	$38,183
Add: Income from securities transactions related to corporate assets	1,894	1,613	884
Less: Depreciation related to corporate assets	(16)	(20)	(18)
Income before income taxes	$40,744	$40,503	$39,049

Assets
Total assets for reportable segments	$87,451	$99,556	$96,623
Corporate assets	50,502	29,407	22,591
Consolidated total assets	$137,953	$128,963	$119,214

Note 10-Net Capital:

The Company's wholly owned subsidiary, VLS, is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger. At April 30, 2008, the net capital, as defined, of VLS of $18,751,115 exceeded required net capital by $18,651,115 and the ratio of aggregate indebtedness to net capital was .07 to 1.

Note 11-Disclosure of Credit Risk of Financial Instruments with Off Balance Sheet Risk:

In the normal course of business, the Company may enter into contractual commitments, including financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2008 and 2007, the Company did not have any investment in financial futures contracts. The Company limits its credit risk associated with such instruments by entering into exchange traded future contracts.
Other than the Value Line Funds as explained in Note 3, no single customer accounted for a significant portion of the Company's sales in fiscal 2008, 2007 or 2006, nor for accounts receivable as of April 30, 2008 or 2007.

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
At April 30, 2008, 2007, and 2006, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

Value Line, Inc.
Notes to Consolidated Financial Statements

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Year ended April 30, 2008
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$803	(283)	$520
Add: Reclassification adjustments for losses realized in net income	1	-	1
Less: Reclassification adjustments for gains realized in net income	(2,793)	983	(1,810)
Other Comprehensive income	($1,989)	$700	$(1,289)

Year ended April 30, 2007
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$2,774	($977)	$1,797
Add: Reclassification adjustments for losses realized in net income	78	(27)	51
Less: Reclassification adjustments for gains realized in net income	(2,065)	727	(1,338)
Other Comprehensive income	$787	$(277)	$510

Year ended April 30, 2006
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$8,971	($3,195)	$5,776
Add: Reclassification adjustments for losses realized in net income	129	(45)	84

Less: Reclassification adjustments for gains realized in net income	(2,355)	829	(1,526)
Other Comprehensive income	$6,745	$(2,411)	$4,334

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

At April 30, 2008 and 2007, the Company capitalized $283,000 and $447,000 of costs related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 years. Amortization expense for the years ended April 30, 2008, 2007 and 2006 was $600,000, $887,000, and $916,000, respectively.

Note 14-Contingencies:

By letter dated June 15, 2005, the staff of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") informed the Company that it was conducting an informal inquiry primarily regarding the execution of portfolio transactions by VLS for the Value Line Funds. The Company has supplied numerous documents to the SEC in response to its requests and various employees and former employees of the Company have provided testimony to the SEC. On May 8, 2008 the SEC issued a formal order of private investigation regarding whether the VLS' brokerage charges and related expense reimbursements during periods prior to 2005 were excessive and whether adequate disclosure was made to the SEC and the boards of directors and shareholders of the Value Line Funds. Thereafter, two senior officers of the Company asserted their constitutional privilege not to provide testimony. Management believes that the SEC is nearing completion of its investigation and the Company will seek to settle this matter with the SEC. Management cannot determine the effect that the investigation will have on the Company's financial statements although it believes that any settlement is likely to be material.