Form 10-Q
period 2008-07-31
VALUE LINE INC
filed 2008-09-15
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2008

Common stock, $.10 par value	9,981,600 Shares

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	Apr. 30,
	2008	2008
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $14,740 and $8,159, respectively)	$15,300	$8,955
Trading securities	16,608	19,857
Securities available for sale	91,945	97,043
Accounts receivable, net of allowance for doubtful accounts of $49 and $107, respectively	3,505	2,733
Receivable from affiliates	2,653	2,445
Prepaid expenses and other current assets	979	1,048
Deferred income taxes	155	155

Total current assets	131,145	132,236

Long term assets
Property and equipment, net	4,596	4,709
Capitalized software and other intangible assets, net	769	1,008

Total long term assets	5,365	5,717

Total assets	$136,510	$137,953

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,238	$5,135
Accrued salaries	1,444	1,471
Dividends payable	3,993	2,995
Accrued taxes payable	2,763	129
Unearned revenue	24,353	26,610
Deferred income taxes	7,181	7,839

Total current liabilities	42,972	44,179

Long term liabilities
Unearned revenue	5,827	5,920

Total long term liabilities	5,827	5,920

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	72,023	70,954
Treasury stock, at cost (18,400 shares on 7/31/08 and 4/30/08)	(354)	(354)
Accumulated other comprehensive income, net of tax	14,051	15,263

Total shareholders' equity	87,711	87,854

Total liabilities and shareholders' equity	$136,510	$137,953

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended
	July 31,
	2008	2007

Revenues:
Investment periodicals and related publications	$10,337	$10,963
Licensing fees	1,681	1,653
Investment management fees & services	8,195	8,185

Total revenues	20,213	20,801

Expenses:
Advertising and promotion	3,241	3,596
Salaries and employee benefits	4,857	4,609
Production and distribution	1,530	1,663
Office and administration	3,120	1,968

Total expenses	12,748	11,836

Income from operations	7,465	8,965
Income from securities transactions, net	632	701

Income before income taxes	8,097	9,666
Provision for income taxes	3,035	3,723

Net income	$5,062	$5,943

Earnings per share, basic & fully diluted	$0.51	$0.60

Weighted average number of common shares	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months
	ended
	July 31,	July 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,062	$5,943

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306	436
Losses on sales of trading securities and securities available for sale	191	-
Unrealized losses/(gains) on trading securities	(31)	104
Deferred income taxes	11	(36)
Other	69	-

Changes in assets and liabilities:
Proceeds from sales/(purchases) of trading securities	3,155	(1,411)
Decrease in unearned revenue	(2,350)	(1,001)
Increase/(decrease) in deferred charges	110	(6)
Decrease in accounts payable and accrued expenses	(2,007)	(1,390)
Decrease in accrued salaries	(27)	(135)
Increase in accrued taxes payable	2,634	2,455
Decrease in prepaid expenses and other current assets	58	626
(Increase)/decrease in accounts receivable	(772)	478
Increase in receivable from affiliates	(208)	(47)

Total adjustments	1,139	73

Net cash provided by operations	6,201	6,016

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	3,165	683
Purchase of fixed income securities	-	(2,824)
Purchases of equity securities	(3)	(4)
Acquisition of property and equipment	(7)	(2)
Expenditures for capitalized software	(16)	(13)

Net cash provided by/(used in) investing activities	3,139	(2,160)

Cash flows from financing activities:
Dividends paid	(2,995)	(2,995)

Net cash used in financing activities	(2,995)	(2,995)

Net increase in cash and cash equivalents	6,345	861
Cash and cash equivalents at beginning of year	8,955	20,605

Cash and cash equivalents at end of period	$15,300	$21,466

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2008
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2008	9,981,600	$1,000	$991	$(354)		$70,954	$15,263	$87,854

Comprehensive income
Net income					$5,062	5,062		5,062
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(1,212)		(1,212)	(1,212)

Comprehensive income					$3,850

Dividends declared						(3,993)		(3,993)

Balance at July 31, 2008	9,981,600	$1,000	$991	$(354)		$72,023	$14,051	$87,711

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2007
(in thousands, except share amounts)
(unaudited)
	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2007	9,981,600	$1,000	$991	$(354)		$57,383	$16,552	$75,572

Comprehensive income
Net income					$5,943	5,943		5,943
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					547		547	547
Comprehensive income					$6,490

Dividends declared						(2,995)		(2,995)

Balance at July 31, 2007	9,981,600	$1,000	$991	$(354)		$60,331	$17,099	$79,067

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

The interim consolidated condensed financial statements of Value Line, Inc., together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 17, 2008 for the fiscal year ended April 30, 2008. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Licensing revenues are derived from licensing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds. Value Line earns an asset based licensing fee as specified in the individual licensing agreements. Revenue is recognized monthly over the term of the agreement and will fluctuate as the market value of the underlying portfolio increases or decreases in value.

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
Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, which means the distributor may earn a profit under the plan. Expenses incurred by Value Line Securities, Inc. ("VLS") include payments to securities dealers, banks, financial institutions and other organizations (including an allocation of VLI expenses), that provide distribution, marketing, and administrative services with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus (see note 6).

Valuation of Securities:

The Company's securities classified as available for sale consist of shares of the Value Line Funds and government debt securities accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The securities available for sale and trading securities reflected in the consolidated condensed financial statements at fair value are valued at market and  unrealized gains and losses on securities available for sale, net of applicable taxes are reported, as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities available for sale are recorded in earnings on trade date and are determined on the identified cost method.
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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157"), effective for fiscal years beginning after November 15, 2007. In accordance with FAS 157, fair value is defined as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market of the investment. FAS 157 established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad Levels listed below.

Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The valuation techniques used by the Company to measure fair value during the three months ended July 31, 2008 maximized the use of observable inputs and minimized the use of unobservable inputs. The Company utilized the following fair value techniques: multi-dimensional relational pricing model, option adjusted spread pricing and estimated the price that would have prevailed in a liquid market given information available at the time of evaluation.

The following is a summary of the inputs used as of July 31, 2008 in valuing the Company’s investments carried at value:

		(In Thousands)
Valuation Inputs	Cash Equivalents	Investments in Trading Securities	Investments in Securities Available for Sale
Level 1 - Quoted Prices	$14,740	-	$50,183
Level 2 - Other Significant Observable Inputs		$16,608	41,762
Level 3 - Significant Unobservable Inputs	-	-	-
Total	$14,740	$16,608	$91,945

The Company had no other financial instruments including futures, forwards and swap contracts.
For the period ended 7/31/08, there were no Level 3 investments.

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
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation" or "FIN 48"). The Interpretation establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. Management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications of FIN 48, and determined that there is no impact to the Company's financial statements.

Earnings per share:

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Cash and Cash Equivalents:

For purposes of the consolidated condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2008 and April 30, 2008, cash equivalents included $14,740,000 and $8,159,000, respectively, invested in the Value Line Cash Fund.

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

Trading Securities:

Trading securities held by the Company at July 31, 2008 had an aggregate cost of $16,762,000 and a market value of $16,608,000. Trading securities held by the Company at April 30, 2008 had an aggregate cost of $20,042,000 and a market value of $19,857,000. The proceeds from sales of trading securities during the first quarter of fiscal 2009 were $3,155,000 and related net realized trading losses amounted to $125,000. There were no sales and no realized trading gains or losses during the first three months of fiscal year 2008. The net changes in unrealized gains of $31,000 for the period ended July 31, 2008 and the net changes in unrealized losses of $104,000 for the period ended July 31, 2007, respectively, were included in the Consolidated Condensed Statement of Income.

Securities Available for Sale:
Equity Securities:

The aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $28,152,000 and the market value was $50,183,000 at July 31, 2008. As of April 30, 2008, the aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $28,149,000 and the market value was $51,870,000. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet are $22,362,000 and $23,972,000, net of deferred taxes of $7,871,000 and $8,438,000, as of July 31, 2008 and April 30, 2008, respectively. The total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet are $331,000 and $251,000, net of deferred tax benefit of $117,000 and $89,000, as of July 31, 2008 and April 30, 2008, respectively.
During the three months ended July 31, 2008 and 2007, there were no sales and no realized gains or losses on equity securities, for which unrealized gains and losses were included in Accumulated Other Comprehensive Income as of July 31, 2008 or July 31, 2007. The decrease in gross unrealized gains on equity securities classified as available for sale of $1,690,000, net of deferred tax benefit of $595,000 and the increase in gross unrealized gains of $941,000, net of deferred taxes of $331,000, were included in Shareholders' Equity at July 31, 2008 and 2007, respectively.

Government Debt Securities:

Government debt securities consist of federal, state, and local government securities within the United States. The Company's investments in debt securities are classified as available for sale and valued at market value. The aggregate cost and fair value at July 31, 2008 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$24,247	$23,820	$(427)
Due in 2 years or more	17,862	17,942	80

Total investment in government debt securities	$42,109	$41,762	$(347)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The aggregate cost and fair value at April 30, 2008 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$24,261	$23,921	$(340)
Due in 2 years or more	21,079	21,252	173

Total investment in government debt securities	$45,340	$45,173	$(167)

The unrealized losses of $347,000 and $167,000 in government debt securities net of deferred income tax benefits of $122,000 and $59,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of July 31, 2008 and April 30, 2008, respectively.
The average yield on the Government debt securities classified as available for sale at July 31, 2008 and April 30, 2008 was 2.80% and 2.91%, respectively.
Proceeds from sales of government debt securities classified as available for sale during the three months ended July 31, 2008 and 2007 were $3,165,000 and $683,000, respectively. The company recognized total capital losses net of capital gains of $66,000 on the sales of government debt securities during the first quarter of fiscal 2009. There were no related gains or losses on sales of government debt securities during the first quarter of fiscal 2008.
For the three months ended July 31, 2008 and 2007, income from securities transactions also included $58,000 and $252,000 of dividend income and $736,000 and $552,000 of interest income. There was no interest expense during the first quarter of fiscal 2009 or 2008.

Note 3-Supplementary Cash Flow Information:

Cash payments for income taxes were $401,000 and $765,000 for the three months ended July 31, 2008 and 2007, respectively.

Note 4-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $299,000 and $270,000 for the three months ended July 31, 2008 and 2007, respectively.

Note 5-Comprehensive Income:

Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.
At July 31, 2008 and April 30, 2008, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Three months ended July 31, 2008
Unrealized Gains on Securities:
Decrease in Unrealized Holding Gains arising during the period	$(2,061)	$725	$(1,336)
Add: Reclassification adjustments for losses realized in net income	205	(72)	133
Less: Reclassification adjustments for gains realized in net income	(14)	5	(9)

Change in Other Comprehensive Income	$(1,870)	$658	$(1,212)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Three months ended July 31, 2007
Unrealized Gains on Securities:
Increase in Unrealized Holding Gains arising during the period	$843	$(296)	$547

Change in Other Comprehensive Income	$843	$(296)	$547

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

For the three months ended July 31, 2008 and 2007, investment management fees and 12b-1 service and distribution fees amounted to $7,932,000 and $7,883,000, respectively, which included fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $1,808,000 and $1,669,000 earned by VLS in fiscal years 2009 and 2008, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $2,569,000 and $2,557,000 at July 31, 2008 and April 30, 2008, respectively.

For the three months ended July 31, 2008 and 2007, total management fee waivers were $53,000 and $60,000 respectively, and service and distribution fee waivers were $873,000 and $1,119,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.
As of July 31, 2008, the Company had $50,183,000 invested in the Value Line equity funds and $14,740,000 in the Value Line Cash Fund. Combined, this represents approximately 1.8% of total fund assets at July 31, 2008. Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.
For the three months ended July 31, 2008 and 2007, the Company was reimbursed $216,000 and $461,000, respectively, for payments it made on behalf of and services it provided to the Parent. At July 31, 2008, Receivables from affiliates included a Receivable from the Parent of $81,000 At April 30, 2008, Receivables from affiliates were reduced by a Payable to the Parent in the amount of $130,000. These transactions are in accordance with the tax sharing arrangement described in Note 7.
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
The provision for income taxes includes the following:

	Three months ended July 31,
	2008	2007
	(in thousands)
Current:
Federal	$2,508	$3,005
State and local	565	833
	3,073	3,838
Deferred:
Federal	(24)	(114)
State and local	(14)	(1)
	(38)	(115)
Provision for income taxes	$3,035	$3,723

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/assets are primarily a result of unrealized gains on the Company's available for sale securities portfolios.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three months ended July 31,
	2008	2007
	(in thousands)

Tax expense at the U.S. statutory rate	$2,834	$3,383
Increase (decrease) in tax expense from:
State and local income taxes, net of federal income tax benefit	358	541
Effect of tax exempt income and dividend exclusion	(206)	(166)
Other, net	49	(35)
Provision for income taxes	$3,035	$3,723

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

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Three months ended July 31, 2008
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total
Revenues from external customers	$12,018	$8,195	$20,213
Intersegment revenues	6	-	6
Income from securities transactions	5	149	154
Depreciation and amortization	291	11	302
Segment profit from operations	4,743	2,726	7,469
Segment assets	9,829	79,132	88,961
Expenditures for segment assets	23	-	23

	Three months ended July 31, 2007
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total
Revenues from external customers	$12,616	$8,185	$20,801
Intersegment revenues	9	-	9
Income from securities transactions	95	239	334
Depreciation and amortization	414	18	432
Segment profit from operations	5,247	3,722	8,969
Segment assets	18,724	81,371	100,095
Expenditures for segment assets	15	-	15

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

	(in thousands)
	2008	2007
Revenues
Total revenues for reportable segments	$20,219	$20,810
Elimination of intersegment revenues	(6)	(9)
Total consolidated revenues	$20,213	$20,801

Segment profit
Total profit for reportable segments	7,623	9,303
Add: Income from securities transactions related to corporate assets	478	367
Less: Depreciation related to corporate assets	(4)	(4)
Income before income taxes	$8,097	$9,666

Assets
Total assets for reportable segments	88,961	100,095
Corporate assets	47,549	32,583
Consolidated total assets	$136,510	$132,678

Note 9-Contingencies:

By letter dated June 15, 2005, the staff of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") informed the Company that it was conducting an informal inquiry primarily regarding the execution of portfolio transactions by VLS for the Value Line Funds. The Company has supplied numerous documents to the SEC in response to its requests and various employees and former employees of the Company have provided testimony to the SEC. On May 8, 2008 the SEC issued a formal order of private investigation regarding whether the VLS' brokerage charges and related expense reimbursements during periods prior to 2005 were excessive and whether adequate disclosure was made to the SEC and the boards of directors and shareholders of the Value Line Funds. Thereafter, certain senior officers of the Company asserted their constitutional privilege not to provide testimony. Management believes that the SEC is nearing completion of its investigation and the Company will seek to settle this matter with the SEC. Management cannot determine the effect that the investigation will have on the Company's financial statements although it believes that any settlement is likely to be material.

On September 3, 2008, the Company was served with a derivative shareholder's suit filed in New York Supreme Court naming all of the Company's Directors and alleging breach of fiduciary duty and related allegations, all arising from the above SEC matter. The complaint seeks return of remuneration by the Directors and other remedies.

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
•
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the year ended April 30, 2008, and other risks and uncertainties from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net income for the first quarter ended July 31, 2008 of $5,062,000 or $0.51 per share was $881,000 or 15% below net income of $5,943,000 or $0.60 per share for the first quarter of the prior fiscal year. Operating income of $7,465,000 for the three months ended July 31, 2008 was $1,500,000 or 17% below operating income of $8,965,000 last fiscal year. The Company’s income from securities transactions of $632,000 for the three months ended July 31, 2008 was 10% below last year’s. Shareholders’ equity of $87,711,000 at July 31, 2008 was 11% higher than shareholders’ equity of $79,067,000 at July 31, 2007.

Operating revenues

Three Months Ended July 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Investment periodicals and related publications	$10,337	$10,963	-5.7%
Licensing Fees	$1,681	$1,653	1.7%
Investment management fees and services	$8,195	$8,185	0.1%
Total Operating Revenues	$20,213	$20,801	-2.8%

Investment periodicals and related publications revenues

The investment periodicals and related publications revenues were down $626,000 or 6% for the first quarter ended July 31, 2008 as compared to the first quarter of the prior fiscal year. As a percentage of total operating revenues, investment periodicals and related publications revenues have decreased from 53% at July 31, 2007 to 51% at July 31, 2008. While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline. Factors that have contributed to the decline in the investment periodicals and related publications revenues include the increasing amount of competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients.

Within investment periodicals and related publications are subscription revenues to print and electronic products.

Three Months Ended July 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Print publication revenues	$7,150	$7,984	-10.4%
Electronic publication revenues *	$3,187	$2,979	7.0%
Total Investment periodicals and related publications revenue	$10,337	$10,963	-5.7%

Unearned Revenues (Short and Long Term)	$30,180	$33,499	-9.9%

* Institutional Sales increased while Retail business decreased.

Value Line’s electronic publications revenues derive 52% from institutional accounts and 48% from retail subscribers. For the three months ended July 31, 2008, institutional revenues increased $326,000 or 24%, while revenues from retail subscribers were down $118,000 or 7% as compared to the three months ended July 31, 2007. The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products. Circulation of The Value Line Investment Analyzer decreased 11%, which resulted in a $117,000 decline in revenues from this product, partially offset by an increase in the circulation and revenues from online subscriptions to The Value Line Investment Survey. For the three months ended July 31, 2008 print publication revenues decreased $834,000 or 10% below last fiscal year for the reasons described above. The increase in institutional revenues is a result of expanding the sales force on the institutional side of the business.

Licensing revenues
Licensing fee revenues have increased $28,000 or 2% for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007. As of July 31, 2008, total third party sponsored assets attributable to the licensing business represent $5.5 billion in various products. This is relatively unchanged from the previous year. The ongoing credit crisis, previous corporate action by certain close-end fund shareholders, and market decline has impacted overall assets attributable to the licensing business revenues. In the prior fiscal year 2008 the company signed one new sponsor, which has significant distribution capabilities in the UIT market place. There have been no new agreements in the first quarter of fiscal 2009. The Company believes the growth of the business is dependent upon the desire of third party marketers to use the Value Line trademarks and proprietary research for their products, signing new licensing agreements, and the marketplace’s acceptance of new products. As stated in the past, Value Line believes it was an early entrant into this new market seven years ago. Today this market has significantly broadened as a result of product diversification and growth of index utilization by portfolio managers, and the Company and its third party sponsors face more competition in the marketplace from index providers.

Investment management fees and distribution services revenues
The investment management fees and distribution services revenues for the three months ended July 31, 2008 were comparable with the prior fiscal year. Management fees for the first quarter of fiscal year 2009 were down $90,000 or 1% as compared to the first quarter of fiscal year 2008. There was a net increase of $139,000 or 8% in distribution services revenues. During the period, voluntary and contractual fee waivers exist for certain of the Value Line Funds. For the three months ended July 31, 2008 and 2007, 12b-1 fee waivers were $873,000 and $1,119,000, respectively. For the three months ended July 31, 2008 and 2007, total management fee waivers were $53,000 and $60,000, respectively. The Company and its subsidiary, VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees from the Value Line Funds. Individually managed asset management revenues decreased $41,000 or 13% for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 due to market fluctuation in the portfolios.

The following table illustrates the total fund assets for the first quarter ended July 31, 2008 as compared to the first quarter last fiscal year. The second table shows the two channels through which the equity funds are available. Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

Three Months Ended July 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Equity funds	$3,180,492	$3,331,770	-4.5%
Fixed income funds	$257,356	$279,712	-8.0%
Money Market funds	$237,336	$197,976	19.9%
Total net assets	$3,675,184	$3,809,458	-3.52%

Equity fund assets sold through GIAC	$749,148	$891,707	-16.0%
All other equity fund assets	$2,431,344	$2,440,063	-0.4%
Total Equity fund net assets	$3,180,492	$3,331,770	-4.5%

The Company believes that the stability in equity fund assets compared to the previous fiscal year, excluding SAM and Centurion Funds sold through GIAC, has been in large part due to the performance for certain Value Line Funds at various intervals in terms of short, mid and long-term returns. As of July 31, 2008, 80% of the equity funds, excluding SAM and Centurion, had four or five-star ratings by Morningstar, Inc.® similar to the prior fiscal year. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms including, but not limited to, Charles Schwab & Co., Inc., TD Ameritrade, Inc., and National City Bank.

The Company’s fixed income fund assets, representing 7% of total fund assets at July 31, 2008, are down 8% from the previous year. The decline in fixed income assets reflects the challenge of competing against equity funds and other larger fixed income families in a low interest rate environment. The cash fund assets, representing 6% of the total fund assets at July 31, 2008, have increased 20% from the previous year. The increase is due to additional cash fund purchases by the Parent company. The Parent has made no representations to the Company as to how long the cash will remain in the Value Line Cash Fund.

Expenses

Advertising and promotion

Three Months Ended July 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Advertising and promotion	$3,241	$3,596	-9.9%

Advertising and promotion expenses for the three months ended July 31, 2008 decreased $355,000 as compared to the three months ended July 31, 2007. Costs associated with direct mail decreased $517,000 or 52% below first quarter of  last fiscal year, due to a targeted reduction in the overall number of pieces mailed year to year. Expenditures for print media promoting the Value Line Funds in select markets increased by $139,000 for the three months ended July 31, 2008. While third party intermediary expenses were relatively unchanged, the Company anticipates these expenses will continue to increase as more shareholders come into the Value Line Funds through intermediaries rather than by opening direct accounts.

Salary and employee benefits

Three Months Ended July 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Salaries and employee benefits	$4,857	$4,609	5.4%

Over the past several years, the Company has increased productivity by combining the roles and responsibilities and by selective outsourcing. Some duplication of effort has been eliminated and certain tasks, such as some data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost. As of July 31, 2008 the Company employed 202 employees comparable to 203 employees last fiscal year. For the first quarter ended July 31, 2008, salaries and employee benefits are higher by $248,000 from the previous year due to staff hires in Quantitative Research and Institutional Sales departments.

Production and distribution

Three Months Ended July 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Production and distribution	$1,530	$1,663	-8.0%

Production and distribution expenses for the three months ended July 31, 2008 were $133,000 below expenses for the three months ended July 31, 2007. Amortized software costs decreased $99,000 below last fiscal year due to a decrease in expenditures for capitalized projects. In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products. Partially offsetting the savings during three months ended July 31, 2008 was an approximate 8% increase in the cost of paper mid fiscal year 2008 and an increase in postage rates. The Company anticipates paper prices will increase again in the fiscal year as raw material prices increase.

Office and administration

Three Months Ended July 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Office and administration	$3,120	$1,968	58.5%

Office and administration expenses for the three months ended July 31, 2008 were $1,152,000 above expenses for the three months ended July 31, 2007. Professional fees significantly increased as compared to fiscal year 2008 primarily as a result of the ongoing SEC investigation. Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.

Income from securities transactions, net

During the three months ended July 31, 2008 the Company’s income from securities transactions, net, of $632,000 was $69,000 lower than income from securities transactions, net, of $701,000 during the three months ended July 31, 2007. Income from securities transactions, net, includes dividend and interest income of $794,000 at July 31, 2008 that was $10,000 or 1% lower than income of $804,000 for the three months ended July 31, 2007 due to an 8% decrease in the net assets invested in fixed income securities. Capital losses, net of capital gains during the three months ended July 31, 2008 were $160,000. This compares to capital losses of $104,000 during the three months ended July 31, 2007.

Liquidity and Capital Resources

The Company had working capital of $88,173,000 as of July 31, 2008 and $78,980,000 as of July 31, 2007. Cash and short-term securities totaled $123,853,000 as of July 31, 2008 and $118,433,000 as of July 31, 2007.

Cash from operating activities

The Company’s cash flow from operations of $6,201,000 for the three months ended July 31, 2008 was 3% above cash flow from operations of $6,016,000 for the three months ended July 31, 2007. The primary change was the timing of purchases and maturity of fixed income government debt securities within the company’s trading portfolio partially offset by a decline in unearned subscription revenues.

Cash from investing activities

The Company’s cash inflow from investing activities of $3,139,000 for the three months ended July 31, 2008 compared to cash outflow from investing activities of $2,160,000 for the three months ended July 31, 2007 and resulted from the maturity of fixed income securities during the first quarter of the fiscal year 2009.

Cash from financing activities

The Company’s net cash outflow from financing activities of $2,995,000, that represents a quarterly dividend of $.30 per share for the three months ended July 31, 2008 was the same as in the prior fiscal year. At the July 2008 board meeting, the board approved a quarterly dividend of $.40 per share, an increase of $.10 per share, paid in August 2008.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management does not anticipate any borrowing in fiscal 2009.

Critical Accounting Estimates and Policies

The Company’s Critical Accounting Estimates and Policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended April 30, 2008.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates

	(bp = basis points)

		6 mo.	6 mo.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of July 31, 2008
Investments in securities with fixed maturities	$58,370	$57,320	$57,991	$56,709	$57,643

As of April 30, 2008
Investments in securities with fixed maturities	$65,030	$63,947	$64,753	$63,146	$64,250

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

The table below summarizes Value Line’s equity price risks as of July 31, 2008 and April 30, 2008 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios.

			Estimated
			Fair Value after	Hypothetical Percentage
Equity Securities		Hypothetical	Hypothetical	Increase (Decrease) in
(in thousands)	Fair Value	Price Change	Change in Prices	Shareholders’ Equity

As of July 31, 2008	$50,183	30% increase	$65,238	11.16%
		30% decrease	$35,128	(11.16)%

As of April 30, 2008	$51,870	30% increase	$67,431	11.48%
		30% decrease	$36,309	(11.48)%

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

(b)
The registrant’s principal executive officer and principal financial officer have determined that there have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 9 (Contingencies) of the consolidated condensed financial statements for discussion of legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.

Item 6. Exhibits

31.1 Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Joint Chief Executive Officer/Chief Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: September 15, 2008	By:	s/Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: September 15, 2008	By:	s/Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer