Form 10-Q
period 2008-10-31
VALUE LINE INC
filed 2008-12-15
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common stock, $.10 par value	9,981,600 Shares

VALUE LINE INC.

TABLE OF CONTENTS

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	October 31,	Apr. 30,
	2008	2008
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $38,405 and $8,159, respectively)	$39,082	$8,955
Trading securities	17,091	19,857
Securities available for sale	50,589	97,043
Accounts receivable, net of allowance for doubtful accounts of $49, and $107, respectively	2,527	2,733
Receivable from affiliates	1,941	2,445
Prepaid expenses and other current assets	992	1,048
Deferred income taxes	759	155

Total current assets	112,981	132,236

Long term assets
Property and equipment, net	4,616	4,709
Capitalized software and other intangible assets, net	807	1,008

Total long term assets	5,423	5,717

Total assets	$118,404	$137,953

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,002	$5,135
Accrued salaries	1,461	1,471
Dividends payable	3,993	2,995
Accrued taxes payable	26	129
Unearned revenue	23,185	26,610
Deferred income taxes	0	7,839

Total current liabilities	32,667	44,179

Long term liabilities
Unearned revenue	5,974	5,920

Total long term liabilities	5,974	5,920

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	78,572	70,954
Treasury stock, at cost (18,400 shares on 10/31/08 and 4/30/08)	(354)	(354)
Accumulated other comprehensive income, net of tax	(446)	15,263

Total shareholders' equity	79,763	87,854

Total liabilities and shareholders' equity	$118,404	$137,953

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007

Revenues:
Investment periodicals and related publications	$9,956	$10,860	$20,293	$21,823
Licensing fees	1,239	1,792	2,920	3,445
Investment management fees & services	7,132	8,458	15,327	16,643

Total revenues	18,327	21,110	38,540	41,911

Expenses:
Advertising and promotion	3,328	3,478	6,569	7,074
Salaries and employee benefits	4,809	4,524	9,666	9,133
Production and distribution	1,459	1,611	2,989	3,274
Office and administration	2,465	2,081	5,585	4,049

Total expenses	12,061	11,694	24,809	23,530

Income from operations	6,266	9,416	13,731	18,381
Income from securities transactions, net	10,084	885	10,716	1,586

Income before income taxes	16,350	10,301	24,447	19,967
Provision for income taxes	5,808	3,942	8,843	7,665

Net income	$10,542	$6,359	$15,604	$12,302

Earnings per share, basic & fully diluted	$1.05	$0.64	$1.56	$1.23

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	October 31, 2008	October 31, 2007
Cash flows from operating activities:
Net income	$15,604	$12,302

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621	901
Gains on sales of trading securities and securities available for sale	(9,389)	(7)
Unrealized losses on trading securities	197	41
Deferred income taxes	(69)	(14)

Changes in assets and liabilities:
Proceeds from sales of trading securities	9,026	-
Purchases of trading securities	(6,583)	(3,926)
(Decrease) in unearned revenue	(3,371)	(2,570)
Increase/(decrease) in deferred charges	110	(12)
(Decrease) in accounts payable and accrued expenses	(1,243)	(1,341)
Decrease in accrued salaries	(10)	(220)
Decrease in accrued taxes payable	(103)	-
Decrease in prepaid expenses and other current assets	125	244
Decrease/(increase) in accounts receivable	206	(341)
Decrease/(increase) in receivable from affiliates	504	(163)

Total adjustments	(9,979)	(7,408)

Net cash provided by operations	5,625	4,894

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	14,669	5,137
Proceeds from sales of equity securities	37,755	-
Purchase of fixed income securities	(20,598)	(9,270)
Purchases of equity securities	(9)	(8)
Acquisition of property and equipment	(150)	(176)
Expenditures for capitalized software	(177)	(32)

Net cash provided by/(used in) investing activities	31,490	(4,349)

Cash flows from financing activities:
Dividends paid	(6,988)	(5,989)

Net cash used in financing activities	(6,988)	(5,989)

Net increase/(decrease) in cash and cash equivalents	30,127	(5,444)
Cash and cash equivalents at beginning of year	8,955	20,605

Cash and cash equivalents at end of period	$39,082	$15,161

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Six Months Ended October 31, 2008

(in thousands, except share amounts)

(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2008	9,981,600	$1,000	$991	$(354)		$70,954	$15,263	$87,854

Comprehensive income
Net income					$15,604	15,604		15,604
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(15,709)		(15,709)	(15,709)

Comprehensive income					$(105)

Dividends declared						(7,986)		(7,986)

Balance at October 31, 2008	9,981,600	$1,000	$991	$(354)		$78,572	$(446)	$79,763

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

Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.  Expenses incurred by Value Line Securities, Inc. ("VLS"), the distributor of the Value Line Funds, include payments to securities dealers, banks, financial institutions and other organizations (including an allocation of VLI expenses), that provide distribution, marketing, and administrative services with respect to the distribution of the mutual funds’ shares.  Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus (see note 6).

Valuation of Securities:

The Company's securities classified as available for sale consist of shares of the Value Line Funds and/or government debt securities accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities".  The securities available for sale and trading securities reflected in the consolidated condensed financial statements at fair value are valued at market  and unrealized gains and losses on securities available for sale, net of applicable taxes, are reported as a separate component of Shareholders' Equity.  Realized gains and losses on sales of the securities available for sale are recorded in earnings on trade date and are determined on the identified cost method.

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

Effective for fiscal 2009, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157"). In accordance with FAS 157, fair value is defined as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market of the investment. FAS 157 established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

Level 1 – quoted prices in active markets for identical investments

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation techniques used by the Company to measure fair value during the six months ended October 31, 2008 consisted exclusively of quoted prices and other observable inputs.

The following is a summary of the inputs used as of October 31, 2008 in valuing the Company’s investments carried at fair value:

			(In Thousands)

Valuation Inputs	Total Investments	Cash Equivalents	Investments in Trading Securities	Investments in Securities Available for Sale
Level 1 - Quoted Prices	$38,405	$38,405	-	$0
Level 2 - Other Significant Observable Inputs	$67,680		$17,091	50,589
Level 3 - Significant Unobservable Inputs	-	-	-	-
Total	$106,085	$38,405	$17,091	$50,589

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended October 31, 2008, there were no Level 3 investments. The Company does not have any liabilities subject to FAS 157.

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

Cash and Cash Equivalents:

For purposes of the consolidated condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents.  As of October 31, 2008 and April 30, 2008, cash equivalents included $38,405,000 and $8,159,000, respectively, invested in the Value Line Cash Fund.

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

Trading Securities:

Trading securities held by the Company at October 31, 2008 had an aggregate cost of $17,472,000 and a market value of $17,091,000.  Trading securities held by the Company at April 30, 2008 had an aggregate cost of $20,042,000 and a market value of $19,857,000.  The proceeds from sales of trading securities during the first six months of fiscal 2009 were $9,027,000 and related net realized trading losses amounted to $126,000. There were no sales and no realized trading gains or losses during the first six months of fiscal year 2008.  The net increases in unrealized losses of $197,000 and $41,000 for the period ended October 31, 2008 and  2007, respectively, were included in the Consolidated Condensed Statement of Income.

Securities Available-for-Sale:

Equity Securities:

As of April 30, 2008, the aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $28,149,000 and the market value was $51,870,000. The Company sold its portfolio of equity securities subsequent to April 30, 2008 and did not hold any equity securities as of October 31, 2008. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on  the Consolidated Condensed Balance Sheet were $23,972,000, net of deferred taxes of $8,438,000, as of April 30, 2008. The total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on  the Consolidated Condensed Balance Sheet were $251,000, net of deferred tax benefit of $89,000, as of April 30, 2008.

The proceeds from sales of equity securities during the six months ended October 31, 2008 were $37,755,000 and the related net realized capital gain was $9,600,000. There were no sales and no realized gains or losses on equity securities, for which unrealized gains and losses were  included in Accumulated Other Comprehensive Income as of October 31, 2008. The increase in gross unrealized gains on equity securities classified as available for sale of $5,340,000, net of deferred  taxes of $1,880,000, were included in Shareholders' Equity at October 31 2007.

Government Debt Securities:

Government debt securities consist of federal, state, and local government securities within the United States. The aggregate cost and fair value at October 31, 2008 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$41,164	$40,633	$(531)
Due in 2 - 5 years	10,023	9,956	(67)

Total investment in government debt securities	$51,187	$50,589	$(598)

The aggregate cost and fair value at April 30, 2008 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$24,261	$23,921	$(340)
Due in 2 - 5 years	21,079	21,252	173

Total investment in government debt securities	$45,340	$45,173	$(167)

The unrealized  losses of $598,000 and $167,000 in government debt securities net of deferred income tax benefits of $152,000  and $59,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of October 31, 2008 and April 30, 2008, respectively.

The average yield on the Government debt securities at October 31, 2008 and April 30, 2008 was 2.33% and 2.91%, respectively.

Proceeds from sales of government debt securities classified as available for sale during the six months ended October 31, 2008 and 2007 were $14,669,000 and $5,137,000, respectively. The company recognized total capital losses net of capital gains of $85,000 and a capital gain of $7,000 on the sales of government debt securities during the six months ended October 31, 2008 and 2007, respectively.

For the six months ended October 31, 2008 and 2007, income from securities transactions also included $156,000 and $461,000 of dividend income and $1,388,000 and $1,152,000 of interest income.  There was no interest expense during the first quarter of fiscal 2009 or 2008.

Note 3-Supplementary Cash Flow Information:

Cash payments for income taxes were $8,946,000 and $8,054,000 for the six months ended October 31, 2008 and 2007, respectively.

Note 4-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees as defined in the Plan.  The estimated profit sharing  plan contribution,  which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $515,000 and $480,000 for the six months ended October 31, 2008 and 2007, respectively.

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

At October 31, 2008 and October 31, 2007, the Company held equity securities and/or U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Six months ended October 31, 2008
Unrealized Gains on Securities:
Decrease in Unrealized Holding Gains arising during the period	$(14,637)	$5,153	$(9,484)

Add: Reclassification adjustments for losses realized in net income	99	(35)	64

Less: Reclassification adjustments for gains realized in net income	(9,614)	3,325	(6,289)

Change in Other Comprehensive Income	$(24,152)	$8,443	$(15,709)

Six months ended October 31, 2007
Unrealized Gains on Securities:
Increase in Unrealized Holding Gains arising during the period	$5,314	$(1,870)	$3,444

Change in Other Comprehensive Income	$5,314	$(1,870)	$3,444

Note 6-Related Party Transactions:

The Company's subsidiary, EULAV Asset Management LLC ("EULAV") acts as investment adviser and manager for fourteen open-end investment companies, the Value Line Funds.  EULAV earns investment management fees based upon the average daily net asset values of the respective Value Line Funds.  Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.  Expenses incurred by VLS include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services (including payments by VLS to VLI for allocated compensation and administration expenses) with respect to the distribution of the mutual funds’ shares.  Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund's prospectus.

For the six months ended October 31, 2008 and 2007, investment management fees and 12b-1 service and distribution fees amounted to $14,825,000 and $16,032,000, respectively, which included fee waivers for certain of the Value Line Funds.  These amounts included service and distribution fees of $3,362,000 and $3,537,000 earned by VLS in fiscal years 2009 and 2008, respectively.  The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $1,905,000 and $2,557,000 at October 31, 2008 and April 30, 2008, respectively.

For the six months ended October 31, 2008 and 2007, total management fee waivers were $101,000 and $117,000 respectively, and service and distribution fee waivers were $1,658,000 and $2,042,000, respectively.  EULAV and VLS, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

As of October 31, 2008, the Company had $38,405,000 invested in the Value Line Cash Fund ("Cash Fund"), which represents approximately 1.4% of total assets of the Value Line Funds and 16% of the Cash Fund.  Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.

For the six months ended October 31, 2008 and 2007, the Company was reimbursed $653,000 and $739,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard & Co., Inc. (the "Parent"). At October 31, 2008, Receivables from affiliates included a Receivable from the Parent of $35,000. At April 30, 2008, Receivables from affiliates were reduced by a Payable to the Parent in the amount of $130,000.  These transactions are in accordance with the tax sharing arrangement described in Note 7.

From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate.  As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. The Parent owns approximately 86.5% of the issued and outstanding common stock of the Company. For the six months ended October 31, 2008, the Parent made no purchases of Company's shares.

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Six months ended October 31,
	2008	2007
	(in thousands)
Current:
Federal	$7,945	$5,964
State and local	1,048	1,733
	8,993	7,697
Deferred:
Federal	(126)	(30)
State and local	(24)	(2)
	(150)	(32)
Provision for income taxes	$8,843	$7,665

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six months ended October 31,
	2008	2007
	(in thousands)

Tax expense at the U.S. statutory rate	$8,556	$6,988
Increase (decrease) in tax expense from:
State and local income taxes, net of federal income tax benefit	666	1,125
Effect of tax exempt income and dividend exclusion	(383)	(365)
Other, net	4	(83)
Provision for income taxes	$8,843	$7,665

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Note 8-Business Segments:

The Company operates two reportable business segments: (1) Investment Periodicals, Publishing & Licensing and (2) Investment Management.  The Investment Periodicals, Publishing & Licensing segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and receives licensing fees for Value Line proprietary ranking system information and Value Line trademarks.  The Investment Management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts.  The segments are differentiated by the products and services they offer.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Six months ended October 31, 2008
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Licensing

Revenues from external customers	$23,213	$15,327	$38,540
Intersegment revenues	8	-	8
Income from securities transactions	(11)	175	164
Depreciation and amortization	594	23	617
Segment profit from operations	8,535	5,200	13,735
Segment assets	9,881	26,681	36,562
Expenditures for segment assets	327	-	327

	Six months ended October 31, 2007
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Licensing

Revenues from external customers	$25,268	$16,643	$41,911
Intersegment revenues	50	-	50
Income from securities transactions	165	645	810
Depreciation and amortization	857	36	893
Segment profit from operations	10,603	7,786	18,389
Segment assets	16,737	86,403	103,140
Expenditures for segment assets	208	-	208

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

	(in thousands)
	2008	2007
Revenues
Total revenues for reportable segments	$38,548	$41,961
Elimination of intersegment revenues	(8)	(50)
Total consolidated revenues	$38,540	$41,911

Segment profit
Total profit for reportable segments	13,899	19,199
Add: Income from securities transactions related to corporate assets	10,552	776
Less: Depreciation related to corporate assets	(4)	(8)
Income before income taxes	$24,447	$19,967

Assets
Total assets for reportable segments	36,562	103,140
Corporate assets	81,842	33,307
Consolidated total assets	$118,404	$136,447

Note 9-Contingencies:

By letter dated June 15, 2005, the staff of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") informed the Company that it was conducting an informal inquiry primarily regarding the execution of portfolio transactions by VLS for the Value Line Funds. The Company has supplied numerous documents to the SEC in response to its requests and various employees and former employees of the Company have provided testimony to the SEC.  On May 8, 2008 the SEC issued a formal order of private investigation regarding whether the VLS' brokerage charges and related expense reimbursements during periods prior to 2005 were excessive and whether adequate disclosure was made to the SEC and the boards of directors and shareholders of the Value Line Funds. Thereafter, certain senior officers of the Company asserted their constitutional privilege not to provide testimony. Management believes that the SEC has completed the fact finding phase of its investigation and the Company will seek to settle this matter with the SEC. Management cannot determine the effect that the investigation will have on the Company's financial statements although it believes that any settlement is likely to be material.

On September 3, 2008, the Company was served with a derivative shareholder's suit filed in New York County Supreme Court naming all of the Company's Directors and alleging breach of fiduciary duty and related allegations, all arising from the above SEC matter. The complaint seeks return of remuneration by the Directors and other remedies.

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

Results of Operations

           The second fiscal quarter, which ended on October 31, 2008, was a difficult one domestically, and, in particular, within the financial services industry. The economy, which appeared to be in an orderly slowdown as the period began in August, quickly deteriorated into a serious recession, marked by a full-blown crisis in banking, widening pessimism among consumers and businesses, and a meltdown in the stock market which is impacting the entire asset management industry.  According to the Investment Company Institute, (“ICI”) the combined assets of the mutual funds in the United States decreased by $1.087 trillion, or 10.2 percent, to $9.6 trillion in October alone.  For the calendar year through October, net new sales are negative as redemptions outweigh new sales for the mutual fund industry.  Within the Company’s Investment Management and Licensing businesses, we have experienced significant asset erosion, similar to other money managers, which has impacted the Company’s revenues and operating income.  However, despite the decline in assets under management, we have not seen the account closures that many other fund families have experienced.  As compared to a year ago, the total number of shareholder accounts in the Value Line Funds (exclusive of the variable annuity accounts) has slightly increased by 1%.

             For the six months ended October 31, 2008 the Company’s net income of $15,604,000 or $1.56 per share was $3,302,000 or 27% above net income of $12,302,000 or $1.23 per share for the six months ended October 31, 2007. Net income for the second quarter ended October 31, 2008 of $10,542,000 or $1.05 per share was $4,183,000 or 66% above net income of $6,359,000 or $0.64 per share for the second quarter of the prior fiscal year. Operating income of $13,731,000 for the six months ended October 31, 2008 was $4,650,000 or 25% below operating income of $18,381,000 last fiscal year. Operating income of $6,266,000 for the second quarter ended October 31, 2008 was $3,150,000 or 33% below operating income of $9,416,000 for the second quarter of the prior fiscal year.  The Company’s income from securities transactions of $10,716,000 for the six months ended October 31, 2008 was 576% above last year’s income of $1,586,000.  Shareholders’ equity of $79,763,000 at October 31, 2008 was 7% lower than shareholders’ equity of $85,329,000 at October 31, 2007.

Operating revenues which consist of investment periodicals and related publications revenues, licensing fees, and investment management fees and services all suffered declines for the quarter and fiscal year to date:

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage Change			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08	2008	2007	FY 09 vs. 08
Investment periodicals and related publications	$9,956	$10,860	-8.3%	$20,293	$21,823	-7.0%
Licensing fees	$1,239	$1,792	-30.9%	$2,920	$3,445	-15.2%
Investment management fees and services	$7,132	$8,458	-15.7%	$15,327	$16,643	-7.9%
Total Operating Revenues	$18,327	$21,110	-13.2%	$38,540	$41,911	-8.0%

Investment periodicals and related publications revenues

       The investment periodicals and related publications revenues were down $1,530,000 or 7% for the six months ended October 31, 2008 as compared to the first six months of the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include the increasing amount of competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients. The unfolding recession and turmoil in the markets have also contributed to the decline in subscriptions as individuals cut back on many forms of discretionary spending.

       Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year to year change in the revenues associated with print and electronic subscriptions.

Six Months Ended October 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Print publication revenues	$13,917	$15,788	-11.9%
Electronic publication revenues	$6,376	$6,035	5.7%
Total Investment periodicals and related publications revenue	$20,293	$21,823	-7.0%

Unearned Revenues (Short and Long Term)	$29,159	$31,930	-8.7%

For the six months ended October 31, 2008 print publication revenues decreased $1,871,000 or 11.9% below last fiscal year for the reasons described above.  Electronic publications revenues grew by $341,000 or 5.7% for the six months ended October 31, 2008.  The electronic revenues are broken down into institutional accounts and retail subscribers.  For the six months ended October 31, 2008, institutional revenues increased $659,000 or 24%, while revenues from retail subscribers were down $318,000 or 10% as compared to the six months ended October 31, 2007.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products.  Circulation of The Value Line Investment Analyzer decreased 14%, which resulted in a $229,000 decline in revenues from this product. The increase in institutional revenues is a result of expanding the sales force on the institutional side of the business.

Licensing revenues

           Licensing fee revenues have decreased $525,000 or 15% for the six months ended October 31, 2008 as compared to the six months ended October 31, 2007.  As of October 31, 2008, total third party sponsored assets attributable to the licensing business represent $3.6 billion in various products.  The broad and deep declines throughout the equity markets have impacted assets attributable to the licensing business and resulted in lower asset based fees paid to the Company.  While the third party sponsors continue to raise assets the broad market decline has eroded those assets as well as previous appreciation in existing assets. The Company is in discussion with new sponsors to increase products offered, but no new agreements have been signed in fiscal 2009.  The Company believes the growth of the business is dependent upon the desire of third party marketers to use the Value Line trademarks and proprietary research for their products, signing new licensing agreements, and the marketplace’s acceptance of new products. As stated in the past, Value Line believes it was an early entrant into this new market seven years ago.  Today this market has significantly broadened as a result of product diversification and growth of the use of indexes by portfolio managers, and the Company and its third party sponsors face more competition in the marketplace.

Investment management fees and distribution services revenues

The financial markets have experienced unprecedented volatility and declines over the past year some of which have not been seen in decades.  Equity indexes such as the DJIA, NASDAQ, and S&P 500 are down 33%, 40%, and 37% respectively from October 31, 2007 to October 31, 2008.  Such market pressures have resulted in a contraction in total assets within the Value Line Funds of 34.4% as compared to a year ago.  The following tables illustrate the total fund assets as of October 31, 2008 as compared to October 31, 2007.

October 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Equity funds	$2,212,011	$3,656,441	-39.5%
Fixed income funds	$231,834	$278,999	-16.9%
Money market fund	$241,624	$159,810	51.2%
Total net assets	$2,685,469	$4,095,250	-34.4%

As a result of the decline in assets under management, investment management fees and distribution services revenues for the six months ended October 31, 2008 were $1,316,000 or 8% below the prior fiscal year.  Management fees for the first six months of fiscal year 2009 were down $1,032,000 or 8% as compared to the first six months of fiscal year 2008. There was a net decrease of $175,000 or 5% in distribution services revenues.  During the period, voluntary and contractual fee waivers exist for certain of the Value Line Funds. For the six months ended October 31, 2008 and 2007, 12b-1 fee waivers were $1,658,000 and $2,042,000, respectively.  For the six months ended October 31, 2008 and 2007, total management fee waivers were $101,000 and $117,000, respectively.  The Company’s subsidiaries, EULAV Asset Management and Value Line Securities, have no right to recoup the previously waived management fees and 12b-1 fees from the Value Line Funds.  Separately managed accounts revenues decreased $109,000 or 18% for the six months ended October 31, 2008 as compared to the six months ended October 31, 2007 due to market decline in the portfolios.

     Of the 14 funds managed by the Company, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”). The table below shows the assets in the equity funds broken down into the two channels the equity funds are available.

October 31,			Percentage Change
(in thousands)	2008	2007	FY 09 vs. 08
Equity fund assets sold through GIAC	$521,810	$948,673	-45.0%
All other equity fund assets	$1,690,201	$2,707,768	-37.6%
Total Equity fund net assets	$2,212,011	$3,656,441	-39.5%

       As of October 31, 2008, 80% of the equity funds, excluding SAM and Centurion, had four or five star ratings by Morningstar, Inc.  The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc.  The Company believes the platforms will continue to grow as a percentage of assets under management as more shareholders come into the Value Line Funds through intermediaries rather than by opening direct accounts.

       The Value Line fixed income fund assets (excluding the Value Line Cash Fund), represent 9% of total fund assets at October 31, 2008 and are down 16.9% from the previous year.  Cash Fund assets represent 9% of the total fund assets at October 31, 2008 and have increased 51% from the previous year.  The increase in the Value Line Cash Fund is due to purchases by Arnold Bernhard & Co., Inc. (“Parent”) in the fourth quarter of last fiscal year and purchases by the Company in the second quarter ended October 31, 2008.  The Parent has made no representations to the Company as to how long the cash will remain in the Value Line Cash Fund.  The increase in the Cash Fund assets by the Company is due to the sale in the second quarter of equity investments and will remain in the Cash Fund until redeployed by the Company.

Expenses within the Company are categorized into Advertising and promotion, Salaries and employee benefits, Production and distribution, and Office and administration. Operating expenses of $24,809,000 for the six months ended October 31, 2008 were $1,279,000 or 5% above operating expenses of $23,530,000 last fiscal year. Operating expenses of $12,061,000 for the second quarter ended October 31, 2008 were $367,000 or 3% above operating expenses of $11,694,000 for the second quarter of the prior fiscal year.

Advertising and promotion
	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	Percentage Change	2008	2007	Percentage Change
(in thousands)			FY 09 vs. 08			FY 09 vs. 08
Advertising and promotion	$3,328	$3,478	-4.3%	$6,569	$7,074	-7.1%

       Advertising and promotion expenses for the six months ended October 31, 2008 decreased $505,000 as compared to the first six months ended October 31, 2007.  Costs associated with direct mail decreased $568,000 or 31% below last fiscal year, due to an ongoing targeted reduction in the overall number of pieces mailed year to year.  Print advertising promoting the Value Line Funds in select markets increased by $239,000 for the six months ended October 31, 2008.  While supermarket platform expenses were level with the prior year, the platform expenses are expected to be lower in the upcoming months due to the decline in fund assets under management.

Salaries and employee benefits
	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	Percentage Change	2008	2007	Percentage Change
(in thousands)			FY 09 vs. 08			FY 09 vs. 08
Salaries and employee benefits	$4,809	$4,524	6.3%	$9,666	$9,133	5.8%

 Over the past several years, the Company has increased productivity by combining the roles and responsibilities and by selective outsourcing.  Some duplication of effort has been eliminated and certain tasks, such as some data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost. As of October 31, 2008, the Company employed 205 employees comparable to 203 employees last fiscal year.   Salaries and employee benefits are higher by $533,000 from the previous year due to cost of living increases to staff and additional hiring of new salesmen in Institutional Sales to expand the department.

Production and distribution
	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	Percentage Change	2008	2007	Percentage Change
(in thousands)			FY 09 vs. 08			FY 09 vs. 08
Production and distribution	$1,459	$1,611	-9.4%	$2,989	$3,274	-8.7%

       Production and distribution expenses for the six months ended October 31, 2008 were $285,000 below expenses for the six months ended October 31, 2007.  Amortized software costs decreased $187,000 below last fiscal year due to a decrease in expenditures for capitalized projects.  In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.  Partially offsetting the savings during the six months ended October 31, 2008 was an approximate 8% increase in the cost of paper mid fiscal year 2008 and an increase in postage rates.  The Company anticipates paper prices will increase again in the fiscal year as raw material prices increase.  The Company continues to look at purchasing and delivery options in an effort to reduce costs of the print products to offset raw material price increases.

Office and administration
	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	Percentage Change	2008	2007	Percentage Change
(in thousands)			FY 09 vs. 08			FY 09 vs. 08
Office and administration	$2,465	$2,081	18.5%	$5,585	$4,049	37.9%

       Office and administration expenses for the six months ended October 31, 2008 were $1,536,000 above expenses for the six months ended October 31, 2007.  Professional fees significantly increased as compared to fiscal year 2008 primarily as a result of the SEC proceeding.  Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.

Income from securities transactions, net

      During the six months ended October 31, 2008 the Company’s income from securities transactions, net, of $10,716,000 was $9,130,000 higher than income from securities transactions, net, of $1,586,000 during the six months ended October 31, 2007.  Income from securities transactions, net, includes dividend and interest income of $1,544,000 at October 31, 2008 that was $70,000 or 4% lower than income of $1,614,000 for the six months ended October 31, 2007 due to a decline in interest rates.  Capital gains, net of capital losses during the six months ended October 31, 2008 were $9,192,000, which include a realized capital gain of $9,600,000 from the sale of equity securities within the Company’s portfolio.  This compares to capital losses, net of capital gains of $34,000 during the six months ended October 31, 2007.

Liquidity and Capital Resources

       The Company had working capital of $80,314,000 as of October 31, 2008 and $85,872,000 as of October 31, 2007.  Cash and short-term securities totaled $106,762,000 as of October 31, 2008 and $121,179,000 as of October 31, 2007.

Cash from operating activities

       The Company’s cash flow from operations of $5,625,000 for the six months ended October 31, 2008 was 15% above cash flow from operations of $4,894,000 for the six months ended October 31, 2007.  The primary change was the timing of purchases and maturity of fixed income government debt securities within the company’s trading portfolio and a lower effective tax rate on the Company’s investment income.

Cash from investing activities

       The Company’s cash inflow from investing activities is $31,490,000 for the six months ended October 31, 2008 compared to cash outflow from investing activities of $4,349,000 for the six months ended October 31, 2007.  The significant increase in cash inflows is a result of sales in the equity portfolio and the maturity of fixed income securities during the six months of the fiscal year 2009.

Cash from financing activities

       The Company’s net cash outflow from financing activities was $6,988,000 that represents a quarterly dividend of $.30 per share paid in May 2008 for the last quarter of fiscal 2008 and $.40 per share paid for the first quarter of fiscal 2009. At the July 2008 board meeting, the board approved a quarterly dividend of $.40 per share, an increase of $.10 per share, paid in August 2008. Therefore, fiscal 2009 net cash outflow from financing activities was 17% higher than cash outflow from financing activities of $5,989,000 in the prior fiscal year.

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

Interest Rate Risk

       The Company’s strategy has been to acquire debt securities with low credit risk.  Despite this strategy management recognizes and accepts the possibility that losses may occur.  To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily, if not exclusively in short-term obligations maturing in less than 5 years.

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

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of October 31, 2008
Investments in securities with fixed maturities	$67,677	$66,553	$67,046	$66,049	$66,729

As of April 30, 2008
Investments in securities with fixed maturities	$65,030	$63,947	$64,753	$63,146	$64,250

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.

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

Value Line, Inc. (Registrant)

Date: December 15, 2008	By:	/s/Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: December 15, 2008	By:	/s/Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer