Form 10-Q
period 2009-01-31
VALUE LINE INC
filed 2009-03-13
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2009

Common stock, $.10 par value	9,981,600 Shares

VALUE LINE INC.
TABLE OF CONTENTS

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Part I - Financial Information
Item 1. Financial Statements	Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Jan. 31,	Apr. 30,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $47,755 and $8,159, respectively)	$48,699	$8,955
Trading securities	17,369	19,857
Securities available for sale	41,714	97,043
Accounts receivable, net of allowance for doubtful accounts of $47, and $107, respectively	2,609	2,733
Receivable from affiliates	1,679	2,445
Prepaid expenses and other current assets	962	1,048
Deferred income taxes	655	155

Total current assets	113,687	132,236

Long term assets
Property and equipment, net	4,501	4,709
Capitalized software and other intangible assets, net	862	1,008

Total long term assets	5,363	5,717

Total assets	$119,050	$137,953

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,003	$5,135
Accrued salaries	1,532	1,471
Dividends payable	3,993	2,995
Accrued taxes payable	484	129
Unearned revenue	23,816	26,610
Deferred income taxes	0	7,839

Total current liabilities	33,828	44,179

Long term liabilities
Unearned revenue	5,360	5,920

Total long term liabilities	5,360	5,920

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	78,312	70,954
Treasury stock, at cost (18,400 shares on 1/31/09 and 4/30/08)	(354)	(354)
Accumulated other comprehensive income (loss), net of tax	(87)	15,263

Total shareholders' equity	79,862	87,854

Total liabilities and shareholders' equity	$119,050	$137,953

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended		Nine months ended
	Jan. 31,		Jan. 31,
	2009	2008	2009	2008

Revenues:
Investment periodicals and related publications	$10,048	$10,601	$30,341	$32,424
Licensing fees	683	2,072	3,603	5,517
Investment management fees & services	5,125	8,407	20,452	25,050

Total revenues	15,856	21,080	54,396	62,991

Expenses:
Advertising and promotion	2,435	3,253	9,004	10,327
Salaries and employee benefits	4,499	4,535	14,165	13,668
Production and distribution	1,445	1,424	4,434	4,698
Office and administration	2,857	2,531	8,442	6,580

Total expenses	11,236	11,743	36,045	35,273

Income from operations	4,620	9,337	18,351	27,718
Income from securities transactions, net	927	4,097	11,643	5,683

Income before income taxes	5,547	13,434	29,994	33,401
Provision for income taxes	1,815	4,963	10,658	12,628

Net income	$3,732	$8,471	$19,336	$20,773

Earnings per share, basic & fully diluted	$0.38	$0.85	$1.94	$2.08

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements	Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months
	ended
	Jan. 31,	Jan. 31,
	2009	2008
Cash flows from operating activities:
Net income	$19,336	$20,773

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	882	1,230
Gains on sales of trading securities and securities classified as available for sale	(9,162)	(2,800)
Unrealized gains on trading securities	(81)	(277)
Deferred income taxes	28	(147)

Changes in assets and liabilities:
Proceeds from sales of trading securities	9,026	-
Purchases of trading securities	(6,583)	(3,926)
(Decrease) in unearned revenue	(3,354)	(1,845)
Increase/(decrease) in deferred charges	110	(174)
(Decrease) in accounts payable and accrued expenses	(1,242)	(952)
Increase/(decrease) in accrued salaries	61	(234)
Increase in accrued taxes payable	355	634
Decrease in prepaid expenses and other current assets	58	275
Decrease in prepaid and refundable income taxes	-	510
Decrease in accounts receivable	124	54
Decrease in receivable from affiliates	766	483

Total adjustments	(9,012)	(7,169)

Net cash provided by operations	10,324	13,604

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	28,603	5,137
Proceeds from sales of equity securities	37,755	2,793
Purchase of fixed income securities	(25,421)	(10,603)
Purchases of equity securities	(9)	(4,228)
Acquisition of property and equipment	(152)	(251)
Expenditures for capitalized software	(376)	(40)

Net cash provided by/(used in) investing activities	40,400	(7,192)

Cash flows from financing activities:
Dividends paid	(10,980)	(8,984)

Net cash used in financing activities	(10,980)	(8,984)

Net increase/(decrease) in cash and cash equivalents	39,744	(2,572)
Cash and cash equivalents at beginning of year	8,955	20,605

Cash and cash equivalents at end of period	$48,699	$18,033

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

VALUE LINE, INC.

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2009

(in thousands, except share amounts)

(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2008	9,981,600	$1,000	$991	$(354)		$70,954	$15,263	$87,854

Comprehensive income
Net income					$19,336	19,336		19,336
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(15,350)		(15,350)	(15,350)
Comprehensive income					$3,986

Dividends declared						(11,978)		(11,978)

Balance at January 31, 2009	9,981,600	$1,000	$991	$(354)		$78,312	$(87)	$79,862

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
Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. Valuation of open-end mutual fund shares is based upon the publicly quoted net asset value of the shares. The market value of the Company's fixed maturity government debt obligations are determined utilizing publicly quoted market prices or other observable inputs.
Effective for fiscal 2009, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157"). In accordance with FAS 157, fair value is defined as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment. FAS 157 established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the information that market participants would use in pricing the asset or liability, including assumptions about risk. Examples of risks include those inherent in a particular valuation technique used to measure fair value such as the risk inherent in the inputs to the valuation technique. Inputs are classified as observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the factors market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.
Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The valuation techniques used by the Company to measure fair value during the nine months ended January 31, 2009 consisted exclusively of quoted prices and when quoted market prices in active markets are not available, the Company uses a number of methodologies to establish fair value estimates, including discounted cash flow models, prices from recently executed transactions of similar securities or broker/dealer quotes, utilizing market observable information to the extent possible. In conjunction with modeling activities, the Company may use external data as inputs.

The following is a summary of the inputs used as of January 31, 2009 in valuing the Company’s investments carried at fair value:

			(In Thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Trading Securities	Investments in Securities Available for Sale
Level 1 - Quoted Prices	$47,755	$47,755	-	-
Level 2 - Other Significant Observable Inputs	$59,083	-	$17,369	41,714
Level 3 - Significant Unobservable Inputs	-	-	-	-
Total	$106,838	$47,755	$17,369	$41,714

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended January 31, 2009, there were no Level 3 investments. The Company does not have any liabilities subject to FAS 157.

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

Cash and Cash Equivalents:

For purposes of the consolidated condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents.  As of January 31, 2009 and April 30, 2008, cash equivalents included $47,755,000 and $8,159,000, respectively, invested in the Value Line Cash Fund.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 2-Investments:

Securities held by the Company are classified as Trading Securities and Available-for-Sale Securities. All securities held in VLS, as a broker/dealer, are classified as trading securities.  Securities held by the Company and its other subsidiaries, are classified as available-for-sale securities.

Trading Securities:

Trading securities held by the Company at January 31, 2009 had an aggregate cost of $17,472,000 and a market value of $17,369,000.  Trading securities held by the Company at April 30, 2008 had an aggregate cost of $20,042,000 and a market value of $19,857,000.  The proceeds from sales of trading securities during the first nine months of fiscal 2009 were $9,026,000 and related realized trading losses net of realized trading gains amounted to $126,000. There were no sales and no realized trading gains or losses during the first nine months of fiscal year 2008.  The decrease in unrealized losses of $81,000 and the increase in unrealized gains of $277,000 for the periods ended January 31, 2009 and  2008, respectively, were included in the Consolidated Condensed Statements of Income.

Securities Available-for-Sale:
Equity Securities:

As of April 30, 2008, the aggregate cost of the equity securities classified as available for sale, which consist of investments in the Value Line Funds, was $28,149,000 and the market value was $51,870,000. The Company sold its portfolio of equity securities subsequent to April 30, 2008 and did not hold any equity securities as of January 31, 2009. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on  the Consolidated Condensed Balance Sheet were $23,972,000, net of deferred taxes of $8,438,000, as of April 30, 2008. The total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on  the Consolidated Condensed Balance Sheet were $251,000, net of deferred tax benefit of $89,000, as of April 30, 2008.
The proceeds from sales of equity securities classified as available for sale during the nine months ended January 31, 2009 and 2008, were $37,755,000 and $2,793,000 and the related capital gains net of capital losses were $9,600,000 and $2,793,000, respectively, which were reclassified to net income from Accumulated Other Comprehensive Income. The decreases in gross unrealized gains on equity securities classified as available for sale due to changes in market conditions of $14,121,000 and $3,405,000, net of deferred  taxes of $4,971,000 and $1,199,000, were included in Shareholders' Equity during the nine months ended January 31, 2009 and 2008, respectively.

Government Debt Securities:

Government debt securities consist of federal, state, and local government securities within the United States. The aggregate cost and fair value at January 31, 2009 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$32,664	$32,258	$(406)
Due in 2 - 5 years	9,184	9,456	272

Total investment in government debt securities	$41,848	$41,714	$(134)

The aggregate cost and fair value at April 30, 2008 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due in less than 2 years	$24,261	$23,921	$(340)
Due in 2 - 5 years	21,079	21,252	173

Total investment in government debt securities	$45,340	$45,173	$(167)

The unrealized  losses of $134,000 and $167,000 in government debt securities net of deferred income tax benefits of $47,000  and $59,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of January 31, 2009 and April 30, 2008, respectively. The increase in gross unrealized losses on government debt securities classified as available for sale due to changes in market conditions of $279,000, net of deferred  taxes of $98,000, was included in Shareholders' Equity during the nine months ended January 31, 2009.
The average yield on the Government debt securities at January 31, 2009 and April 30, 2008 was 2.23% and 2.91%, respectively.
Proceeds from sales of government debt securities classified as available for sale during the nine months ended January 31, 2009 and 2008 were $28,603,000 and $5,137,000, respectively. The company recognized total capital losses net of capital gains of $312,000 and a capital gain of $7,000 on the sales of government debt securities during the nine months ended January 31, 2009 and 2008, respectively, which were reclassified to net income from Accumulated Other Comprehensive Income.
For the nine months ended January 31, 2009 and 2008, income from securities transactions also included $215,000 and $834,000 of dividend income and $2,208,000 and $1,770,000 of interest income.  There was no interest expense during the nine months of fiscal 2009 or 2008.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 3-Supplementary Cash Flow Information:

Cash payments for income taxes were $10,305,000 and $12,239,000 for the nine months ended January 31, 2009 and 2008, respectively.

Note 4-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees as defined in the Plan.  The estimated profit sharing  plan contribution,  which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $586,000 and $690,000 for the nine months ended January 31, 2009 and 2008, respectively.

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
At January 31, 2009 and January 31, 2008, the Company held U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets.  At April 30, 2008 and January 31, 2008, the Company held equity securities  that were classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Nine months ended January 31, 2009
Unrealized Gains on Securities:
Decrease in Unrealized Holding Gains arising during the period	$(14,400)	$5,068	$(9,332)
Add: Reclassification adjustments for losses realized in net income	364	(128)	236
Less: Reclassification adjustments for gains realized in net income	(9,652)	3,398	(6,254)

Change in Other Comprehensive Income	$(23,688)	$8,338	$(15,350)

Nine months ended January 31, 2008
Unrealized Gains on Securities:
Change in Unrealized Holding Gains arising during the period	$(119)	$41	$(78)
Less: Reclassification adjustments for gains realized in net income	(2,800)	986	(1,814)

Change in Other Comprehensive Income	$(2,919)	$1,027	$(1,892)

Note 6-Related Party Transactions:

The Company's subsidiary, EULAV Asset Management LLC ("EULAV") acts as investment adviser and manager for fourteen open-end investment companies, the Value Line Funds.  EULAV earns investment management fees based upon the average daily net asset values of the respective Value Line Funds.  As discussed in note 1, service and distribution fees are received by VLS from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.  Expenses incurred by VLS include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services (including payments by VLS to VLI for allocated compensation and administration expenses) with respect to the distribution of the mutual funds’ shares.  Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund's prospectus.
On June 30, 2008, Company reorganized its investment management division into EULAV Asset Management, LLC (“EULAV”), a newly formed, wholly-owned subsidiary. As part of the reorganization, each advisory agreement was transferred from Value Line, Inc. to EULAV and EULAV replaced Value Line, Inc. as the Fund’s investment adviser. The portfolio managers, who are now employees of EULAV, have not changed as a result of the reorganization.
For the nine months ended January 31, 2009 and 2008, investment management fees and 12b-1 service and distribution fees amounted to $19,763,000 and $24,139,000, respectively, which included fee waivers for certain of the Value Line Funds.  These amounts included service and distribution fees of $4,447,000 and $5,397,000 earned by VLS in fiscal years 2009 and 2008, respectively.  The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $1,647,000 and $2,557,000 at January 31, 2009 and April 30, 2008, respectively.
For the nine months ended January 31, 2009 and 2008, total management fee waivers were $142,000 and $174,000 respectively, and service and distribution fee waivers were $2,280,000 and $2,943,000, respectively.  The Company and its subsidiaries have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

As of January 31, 2009, the Company had $47,755,000 invested in the Value Line Cash Fund ("Cash Fund"), which represents approximately 2% of total assets of the Value Line Funds and 24% of the Cash Fund.  Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.
For the nine months ended January 31, 2009 and 2008, the Company was reimbursed $893,000 and $739,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard & Co., Inc. (the "Parent"). At January 31, 2009, Receivables from affiliates included a Receivable from the Parent of $31,000. At April 30, 2008, Receivables from affiliates were reduced by a Payable to the Parent in the amount of $130,000.  These transactions are in accordance with the tax sharing arrangement described in Note 7.
From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate.  As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. The Parent owns approximately 86.5% of the issued and outstanding common stock of the Company. For the nine months ended January 31, 2009, the Parent made no purchases of the Company's shares.

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
The provision for income taxes includes the following:

	Nine months ended January 31,
	2009	2008
	(in thousands)
Current:
Federal	$9,281	$10,142
State and local	1,430	2,633
	10,711	12,775
Deferred:
Federal	(19)	(78)
State and local	(34)	(69)
	(53)	(147)
Provision for income taxes	$10,658	$12,628

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
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine months ended January 31,
	2009	2008
	(in thousands)

Tax expense at the U.S. statutory rate	$10,498	$11,690
Increase (decrease) in tax expense from:
State and local income taxes, net of federal income tax benefit	908	1,667
Effect of tax exempt income and dividend exclusion	(618)	(616)
Other, net	(130)	(113)
Provision for income taxes	$10,658	$12,628

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Note 8-Business Segments:

The Company operates two reportable business segments: (1) Investment Periodicals, Publishing & Licensing and (2) Investment Management.  The Investment Periodicals, Publishing & Licensing segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and receives licensing fees for Value Line proprietary ranking system information and Value Line trademarks.  The Investment Management segment provides advisory services to the Value Line Funds, as well as to institutional and individual accounts.  The segments are differentiated by the products and services they offer.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Nine months ended January 31, 2009
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total
Revenues from external customers	$33,944	$20,452	$54,396
Intersegment revenues	133	-	133
Income from securities transactions	(10)	707	697
Depreciation and amortization	840	30	870
Segment profit from operations	11,890	6,473	18,363
Segment assets	11,011	23,622	34,633
Expenditures for segment assets	528	-	528

	Nine months ended January 31, 2008
	Investment
	Periodicals,
	Publishing &	Investment
	Licensing	Management	Total
Revenues from external customers	$37,941	$25,050	$62,991
Intersegment revenues	74	-	74
Income from securities transactions	205	4,088	4,293
Depreciation and amortization	1,170	48	1,218
Segment profit from operations	15,622	12,108	27,730
Segment assets	16,439	81,652	98,091
Expenditures for segment assets	291	-	291

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

	(in thousands)
	2009	2008
Revenues
Total revenues for reportable segments	$54,529	$63,065
Elimination of intersegment revenues	(133)	(74)
Total consolidated revenues	$54,396	$62,991

Segment profit
Total profit for reportable segments	19,060	32,023
Add: Income from securities transactions related to corporate assets	10,946	1,390
Less: Depreciation related to corporate assets	(12)	(12)
Income before income taxes	$29,994	$33,401

Assets
Total assets for reportable segments	34,633	98,091
Corporate assets	84,417	36,926
Consolidated total assets	$119,050	$135,017

Note 9-Contingencies:

By letter dated June 15, 2005, the staff of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") informed the Company that it was conducting an informal inquiry primarily regarding the execution of portfolio transactions by VLS for the Value Line Funds. The Company thereafter supplied numerous documents to the SEC in response to its requests and various employees and former employees of the Company provided testimony to the SEC.  On May 8, 2008, the SEC issued a formal order of private investigation regarding whether the VLS brokerage charges and related expense reimbursements during periods prior to 2005 were excessive and whether adequate disclosure was made to the SEC and the boards of directors and shareholders of the Value Line Funds. Thereafter, certain senior officers of the Company asserted their constitutional privilege not to provide testimony. Management believes that the SEC has completed the fact finding phase of its investigation and the Company has been in discussions with the staff of the SEC in an effort to settle the foregoing investigation. There can be no assurance that the Company and the SEC will be able to reach a mutually agreeable settlement. Although management of the Company cannot determine the effect that the investigation will have on the Company’s financial statements, in light of settlement discussions to date, it believes that any settlement is likely to be material.

On September 3, 2008, the Company was served with a derivative shareholder's suit filed in New York County Supreme Court naming all of the Company's Directors and alleging breach of fiduciary duty and related allegations, all arising from the above SEC matter. The complaint seeks return of remuneration by the Directors and other remedies. Plaintiff's counsel has agreed from time to time, most recently until April 1, 2009, to extend the defendants' time to answer, move, or otherwise respond to the complaint.  Based on an evaluation of the case at this early stage, including communications with the Company's insurance carrier, it does not appear that the case will have a material impact on the Company's financial statements and the Company  has not recognized an accrual for this contingency.

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

Results of Operations

The severe downturn and volatility within the financial markets and the economy continued throughout the Company’s third quarter that ended January 31, 2009 and has negatively impacted the Company’s assets under management and the assets attributable to third party licensing partners.  The severe asset decline has led to lower asset based management and licensing fees collected by the Company for the quarter and into the fourth quarter.  This trend can be seen across the asset management industry.  According to the Investment Company Institute (“ICI”), the combined assets of the mutual funds in the United States (excluding money market funds) declined by $3.1 trillion or 36% for the nine months ended January 31, 2009.  Although we have not suffered a fundamental change in our business model, the collateral damage from the global economic decline significantly reduced our assets under management and related advisory and licensing revenues.  In response we have been diligent about our expense control and have taken initiatives to reduce costs.  The Company continues to be debt free with substantial liquidity sufficient to endure the current economic crisis and anticipated liquidity needs.

             For the nine months ended January 31, 2009 the Company’s net income of $19,336,000 or $1.94 per share was $1,437,000 or 7% below net income of $20,773,000 or $2.08 per share for the nine months ended January 31, 2008. Net income for the three months ended January 31, 2009 of $3,732,000 or $0.38 per share was $4,739,000 or 56% below net income of $8,471,000 or $0.85 per share for the third quarter of the prior fiscal year. Operating income of $18,351,000 for the nine months ended January 31, 2009 was $9,367,000 or 34% below operating income of $27,718,000 last fiscal year. Operating income of $4,620,000 for the three months ended January 31, 2009 was $4,717,000 or 50% below operating income of $9,337,000 for the third quarter of the prior fiscal year. The Company’s income from securities transactions of $11,643,000 for the nine months ended January 31, 2009 was 105% above last year’s income of $5,683,000 due to the sale of the equity portfolio in the second quarter of fiscal year 2009.  The Company redeployed the proceeds from the equity portfolio into short term fixed income investments or cash equivalents.  For the three months ended January 31, 2009, income from securities transactions of $927,000 was down $3,170,000 or 77% from the same three months of the previous year.  The third quarter of previous fiscal year third quarter included capital gains of $3,077,000.  Shareholders’ equity of $79,862,000 at January 31, 2009 was 7% lower than shareholders’ equity of $85,469,000 at January 31, 2008.

Operating revenues, which consist of investment periodicals and related publications revenues, licensing fees, and investment management fees and services all declined for the three and nine months ended January 31, 2009:

	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2009	2008	FY 09 vs. 08	2009	2008	FY 09 vs. 08
Investment periodicals and related publications	$10,048	$10,601	-5.2%	$30,341	$32,424	-6.4%
Licensing fees	$683	$2,072	-67.0%	$3,603	$5,517	-34.7%
Investment management fees and services	$5,125	$8,407	-39.0%	$20,452	$25,050	-18.4%
Total Operating Revenues	$15,856	$21,080	-24.8%	$54,396	$62,991	-13.6%

Investment periodicals and related publications revenues

      Investment periodicals and related publications revenues were down $2,083,000 or 6% for the nine months ended January 31, 2009 as compared to the first nine months of the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients. The recession and turmoil in the markets have also contributed to the decline in subscriptions as individuals reduced many forms of discretionary spending, or have shifted investments to fixed income, for which the Company does not provide research.

       Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

Nine Months Ended January 31,			Percentage Change
(in thousands)	2009	2008	FY 09 vs. 08
Print publication revenues	$20,659	$23,393	-11.7%
Electronic publication revenues	$9,682	$9,031	7.2%
Total Investment periodicals and related publications revenues	$30,341	$32,424	-6.4%

Unearned Revenues (Short and Long Term)	$29,176	$32,655	-10.7%

For the nine months ended January 31, 2009 print publication revenues decreased $2,734,000 or 12% below last fiscal year for the reasons described above.  Electronic publications revenues grew by $651,000 or 7% for the nine months ended January 31, 2009.  The electronic revenues are broken down into institutional accounts and retail subscribers.  For the nine months ended January 31, 2009, institutional revenues increased $1,102,000 or 26%, while revenues from retail subscribers were down $451,000 or 9% as compared to the nine months ended January 31, 2008.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products.  Circulation of The Value Line Investment Analyzer decreased 24%, which resulted in a $338,000 decline in revenues from this product. The Company has successfully expanded its institutional sales marketing efforts and the increase in institutional revenues is a direct result of a focused effort to boost sales to colleges, libraries and money managers.

Licensing revenues

           Licensing fee revenues have decreased $1,914,000 or 35% for the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008.  As of January 31, 2009, total third party sponsored assets attributable to the licensing business represent $2.1 billion in various products.  The broad and deep declines throughout the equity markets have significantly impacted assets of the third party sponsors attributable to the licensing business and resulted in lower asset based fees paid to the Company.  While the third party sponsors continue to raise assets the broad market decline has eroded those assets as well as previous appreciation in existing assets. The Company is in discussion with new sponsors to increase products offered, but no new agreements have been signed in fiscal 2009.  The Company believes the growth of the business is dependent upon the desire of third party marketers to use the Value Line trademarks and proprietary research for their products, signing new licensing agreements, and the marketplace’s acceptance of new products. As stated in the past, Value Line believes it was an early entrant into this new market eight years ago.  Today this market has significantly broadened as a result of product diversification and growth of the use of indexes by portfolio managers, and the Company and its third party sponsors face more competition in the marketplace.

Investment management fees and distribution services revenues

The financial markets have experienced unprecedented volatility and declines over the past year some of which have not been seen in decades.  Equity indexes such as the DJIA, NASDAQ, and S&P 500 are down 37%, 38%, and 40% respectively for the year ended January 31, 2009.  Such market pressures have resulted in a contraction in total assets within the Value Line Funds of 36% as compared to a year ago.  The following tables illustrate the total fund assets as of January 31, 2009 as compared to January 31, 2008.

At January 31,			Percentage Change
(in thousands)	2009	2008	FY 09 vs. 08
Equity funds	$1,894,890	$3,221,732	-41.2%
Fixed income funds	$240,995	$271,562	-11.3%
Money market fund	$196,465	$167,625	17.2%

Total net assets	$2,332,350	$3,660,919	-36.3%

As a result of the decline in assets under management, investment management fees and distribution services revenues for the nine months ended January 31, 2009 were $4,598,000 or 18% below the prior fiscal year.  Management fees for the first nine months of fiscal year 2009 were down $3,427,000 or 18% as compared to the first nine months of fiscal year 2008. There was a net decrease of $950,000 or 18% in distribution services revenues.  During the period, contractual fee waivers exist for certain of the Value Line Funds. For the nine months ended January 31, 2009 and 2008, 12b-1 fee waivers were $2,280,000 and $2,943,000, respectively.  For the nine months ended January 31, 2009 and 2008, management fee waivers were $142,000 and $174,000, respectively.  The Company and its subsidiaries have no right to recoup the previously waived management fees and 12b-1 fees.  Separately managed accounts revenues decreased $222,000 or 24% for the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008  primarily due to market decline in the portfolios.

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

At January 31,			Percentage Change
(in thousands)	2009	2008	FY 09 vs. 08
Equity fund assets sold through GIAC	$455,140	$812,361	-44.0%
All other equity fund assets	$1,439,750	$2,409,371	-40.2%
Total equity fund net assets	$1,894,890	$3,221,732	-41.2%

       As of January 31, 2009, 67% of the equity funds, excluding SAM and Centurion, had four star ratings by Morningstar, Inc.  The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc.  The Company believes the platforms will continue to grow as a percentage of assets under management as more shareholders come into the Value Line Funds through intermediaries rather than by opening direct accounts.

       The Value Line fixed income fund assets (excluding the Value Line Cash Fund), represent 10% of total fund assets at January 31, 2009 and are down 11% from the previous year.  Cash Fund assets represent 8% of the total fund assets at January 31, 2009 and have increased 17% from the previous year.  The increase in the Value Line Cash Fund is primarily due to purchases by Value Line, Inc. during the second quarter of fiscal year 2009 when the Company sold its equity investments.

Since the close of the third quarter and as of this filing, the market has continued its decline, further impacting overall assets under management.  Overall assets under management declined approximately 8% or $180 million from February 2, 2009 to March 12, 2009, with decreases in the equity funds partially offset by an increase in assets within the fixed income funds.  Even though assets declined, the equity funds outperformed the Dow Jones Industrial Average and the S&P 500 for the post-quarter period.

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration. Operating expenses of $36,045,000 for the nine months ended January 31, 2009 were $772,000 or 2% above operating expenses of $35,273,000 last fiscal year.  Operating expenses of $11,236,000 for the three months ended January 31, 2009 were $507,000 or 4% below operating expenses of $11,743,000 for the third quarter of the prior fiscal year.

Advertising and promotion
	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2009	2008	FY 09 vs. 08	2009	2008	FY 09 vs. 08
Advertising and promotion	$2,435	$3,253	-25.1%	$9,004	$10,327	-12.8%

       Advertising and promotion expenses for the nine months ended January 31, 2009 decreased $1,323,000 as compared to the first nine months ended January 31, 2008. Within the investment management segment, supermarket platform expenses associated with the distribution of the mutual funds decreased $559,000 or 13% below the prior year due to the decline in assets under management.  In the last quarter, the Company reduced its print advertising promoting the mutual funds due to the volatility in the marketplace.  For the nine months ended January 31, 2009, print advertising increased $126,000 from the nine months ended January 31, 2008.  Within the publishing segment, costs associated with direct mail decreased $837,000 or 31% below last fiscal year, due to an ongoing targeted reduction in the overall number of pieces mailed year to year.

Salaries and employee benefits
	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2009	2008	FY 09 vs. 08	2009	2008	FY 09 vs. 08
Salaries and employee benefits	$4,499	$4,535	-0.8%	$14,165	$13,668	3.6%

 Over the past several years, the Company has increased productivity by combining the roles and responsibilities of various personnel and by selective outsourcing.  Some duplication of effort has been eliminated and certain tasks, such as some data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost. Even so, salaries and employee benefits are higher by $497,000 from the previous year due to cost of living increases to staff and additional targeted hiring.

Production and distribution
	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2009	2008	FY 09 vs. 08	2009	2008	FY 09 vs. 08
Production and distribution	$1,445	$1,424	1.5%	$4,434	$4,698	-5.6%

       Production and distribution expenses for the nine months ended January 31, 2009 were $264,000 below expenses for the nine months ended January 31, 2008.  Amortized software costs decreased $300,000 below last fiscal year due to a reduction in prior year expenditures for capitalized costs.  In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.  Partially offsetting the savings during the nine months ended January 31, 2009 was an approximate 8% increase in the cost of paper during fiscal year 2008 and an 8% increase in postage rates.  The Company continues to look at purchasing alternatives, delivery methods for the products, and additional ways to reduce the costs of production and distribution costs.

Office and administration
	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2009	2008	FY 09 vs. 08	2009	2008	FY 09 vs. 08
Office and administration	$2,857	$2,531	12.9%	$8,442	$6,580	28.3%

       Office and administration expenses for the nine months ended January 31, 2009 were $1,862,000 above expenses for the nine months ended January 31, 2008.  Professional fees significantly increased as compared to fiscal year 2008 primarily as a result of the SEC investigation.  Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.

Segment Operating Profit

	Investment Periodicals, Publishing & Licensing			Investment Management
	Nine Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2009	2008	FY 09 vs. 08	2009	2008	FY 09 vs. 08

Segment Revenues from extrenal customers	$33,944	$37,941	-11%	$20,452	$25,050	-18%

Segment Profit from Operations	$11,890	$15,622	-24%	$6,473	$12,108	-47%

Segment Profit margin from operations	35%	41%	-15%	32%	48%	-33%

The Company operates in two business segments, Investment Periodicals, Publishing & Licensing and Investment Management.

Investment Periodicals, Publishing & Licensing

Segment revenues, operating profit and operating profit margins from the Company’s Investment Periodicals, Publishing & Licensing segment declined from the previous fiscal year primarily due to the deterioration in circulation of the total product line. As previously mentioned, competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue. The recession and turmoil in the markets have also contributed to the decline in subscriptions as individuals reduced many forms of discretionary spending, or have shifted investments to fixed income, for which the Company does not provide research. Investment Periodicals, Publishing & Licensing segment profit margin from operations decreased as a direct result of the decline in revenue.

Investment Management

Segment revenues, operating profit and operating profit margins from the Company’s Investment Management business segment declined from the previous fiscal year primarily due to the decline in investment management fees from the Company’s family of mutual funds that was a direct result of the deterioration in the underlying assets under management. The decline in assets under management was primarily the result of the impact by the recession and declining equity markets.

Income from securities transactions, net

      During the nine months ended January 31, 2009 the Company’s income from securities transactions, net, of $11,643,000 was $5,960,000 higher than income from securities transactions, net, of $5,683,000 during the nine months ended January 31, 2008.  Income from securities transactions, net, includes dividend and interest income of $2,423,000 at January 31, 2009 that was $181,000 below income of $2,604,000 for the nine months ended January 31, 2008.  Capital gains, net of capital losses during the nine months ended January 31, 2009 were $9,243,000, which included a realized capital gain of $9,600,000 from the sale of equity securities within the Company’s portfolio. Capital gains, net of capital losses during the first nine months of fiscal 2008 were $3,077,000, of which $2,793,000 represented distributions from the Value Line Mutual Funds.

Liquidity and Capital Resources

       The Company had working capital of $79,859,000 as of January 31, 2009 and $86,365,000 as of January 31, 2008.  Cash and short-term securities were $107,782,000 as of January 31, 2009 and $121,688,000 as of January 31, 2008.

Cash from operating activities

       The Company’s cash flow from operations of $10,324,000 for the nine months ended January 31, 2009 was 24% below cash flow from operations of $13,604,000 for the nine months ended January 31, 2008.  The primary change was the timing of purchases and maturity of fixed income securities within the Company’s trading portfolio, a decline in the Company’s unearned revenue and the timing of payments to vendors.

Cash from investing activities

       The Company’s cash inflow from investing activities was $40,400,000 for the nine months ended January 31, 2009 compared to cash outflow from investing activities of $7,192,000 for the nine months ended January 31, 2008.  The significant increase in cash inflows is a result of proceeds from the sales in the equity portfolio and the maturity of fixed income securities during the nine months of the fiscal year 2009.

Cash from financing activities

       The Company’s net cash outflow from financing activities of $10,980,000 represents a quarterly dividend of $.30 per share paid in May 2008 for the dividend declared during the last quarter of fiscal 2008 and $.40 per share dividend paid for the first and second quarters of fiscal 2009. At the July 2008 board meeting, the board approved a quarterly dividend of $.40 per share, an increase of $.10 per share or 33%. Therefore, fiscal 2009 net cash outflow from financing activities representing dividends paid was 22% higher than cash outflow from financing activities of $8,984,000 in the prior fiscal year.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

       The Company’s Consolidated Balance Sheet includes a substantial amount of assets whose fair values are subject to market risks.  The Company’s significant market risks are primarily associated with interest rates and the credit worthiness of the issuer.  The following sections address the significant market risks associated with the Company’s business activities.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(bp = basis points)
		6 mos.	6 mos.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of January 31, 2009
Investments in securities with fixed maturities	$59,083	$58,756	$59,214	$58,027	$58,584

As of April 30, 2008
Investments in securities with fixed maturities	$65,030	$63,947	$64,753	$63,146	$64,250

In addition to interest rate risk, the Company also limits its risk of default by only investing in U.S. Government or U.S. Government backed securities.  Management regularly monitors the maturity structure of the Company’s investments in debt securities in order to maintain an acceptable price risk associated with changes in interest rates.

Credit Worthiness of Issuer

The Company’s investments consist primarily of U.S. Treasury Notes and prerefunded municipal securities backed by U.S. Treasury Notes.  Total investment and trading portfolios consist of 78% prerefunded municipal bonds and 22% U.S. Treasury Notes.

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

Value Line, Inc.
(Registrant)

Date: March 13, 2009	By:	s/Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer

Date: March 13, 2009	By:	s/Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer (Principal Financial Officer)