Form 10-K/A
period 2008-04-30
VALUE LINE INC
filed 2009-06-08
CIK 717720

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

EXPLANATORY NOTE

We are providing this Amendment No. 1 to our Annual Report on Form 10-K (the “Amended 10-K”) for the year ended April 30, 2008, filed with the Securities and Exchange Commission on July 17, 2008 (the “Original 10-K”). This Amended 10-K amends the Original 10-K for the purpose of updating the following items:

Item 9A. Controls and Procedures
The Company removed reference to reasonable assurance that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition the Company added “This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.”  The Company also removed the qualification that “Due to the inherent issue of segregation of duties in a small company, management has relied heavily on entity or management review controls to lessen the issue of segregation of duties” and concludes that the Company did maintain effective internal control over financial reporting as of April 30, 2008.

Item 13. Certain Relationships and Related Transactions and Director Independence
The third paragraph discussing the policy and procedures for transactions required to be disclosed in Item 404 (a) of Regulation S-K was added to the report.

Item 15. Exhibits and Financial Statement Schedules
Applicable exhibits were updated to include the incorporated by reference document and SEC file number and/or re-filed with this Amended 10-K.

Signatures & Certifications
The signatures and certifications were updated to include the titles Principal Executive Officer and Principal Financial Officer and Exhibits 31.1 and 31.2 were updated to include the complete certification.

This Amended 10-K does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than the items shown above in this explanatory note.  This Amended 10-K replaces the Original 10-K in its entirety.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

For any transaction required to be disclosed in Item 404(a) of Regulation S-K, the Company’s policy and procedure is to have such transactions reviewed by the full Board of Directors for approval. The Company's written Code of Business Conduct and Ethics prohibits activities that present conflicts of interest between the personal interest of an officer, director or employee and the interests of the Company. The Company's policy and procedure with respect to approval of related party transactions is not in writing but, in the Company's view, is a logical extension of the Code of Business Conduct and Ethics since it provides a mechanism for assuring that transactions with related parties do not compromise the interests of the Company.  Transactions covered for the fiscal year ended April 30, 2008 include shared taxes that are paid by the Company to the Parent and shared services such as overhead and personnel costs that are charged to the Parent company.  The amounts are disclosed in the financial footnotes #3 (Related Party Transactions) and #6 (Taxes).

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

3.2
Certificate of Amendment of Certificate of Incorporation dated October 24, 1989 is incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1990 filed 7/18/1990, SEC file # 000-11306, refiled with Amended Annual Report on Form 10K-A for the year ended April 30, 2008 filed 6/5/2009.

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

10.10
Value Line, Inc. Profit Sharing and Savings Plan as amended and restated effective May 1, 2002, including Amendment dated 7/10/2002, First Amendment dated 4/24/2003, Second Amendment dated 5/1/2003, Third Amendment (A) dated 3/28/2005, Third Amendment (B) dated 6/26/2007, incorporated by reference to the Amended Annual Report on Form 10K-A for the year ended April 30, 2008 filed 6/5/2009.

10.13
Lease for the Company's premises at 220 East 42nd Street, New York, N.Y. incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1994 filed 6/17/1994, SEC file # 000-11306.

10.14
Lease amendment dated September 14, 2000 was filed on amended Form 10-K dated 8/17/2001; lease amendment dated  January 19, 2006 was filed on Form 10-K dated 7/28/2006 , and lease amendment dated April 23, 2007 was filed on Form 10-K dated 7/20/2007.

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
Jean Bernhard Buttner
Chairman & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	s/ Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer (Principal Executive Officer)

By:	s/ Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer (Principal Financial Officer)

Dated: June 5, 2009

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

Dated: June 8, 2009

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