Form 10-Q/A
period 2008-07-31
VALUE LINE INC
filed 2009-06-08
CIK 717720

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended July 31, 2008 is being filed for the purpose of refiling the revised certifications Exhibits 31.1 and 31.2, which omitted the certification regarding internal control over financial reporting required by item 601(b)(31) of Regulation S-K. In addition, the titles of Principal Executive Officer and Principal Financial Officer have been added to the signature page(s).

Other than as set forth above, the information contained in this Form 10-Q/A has not been updated to reflect events and circumstances occurring since its original filing with the Securities and Exchange Commission on September 15, 2008. Such matters have been or will be addressed, as necessary, in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of our quarterly report.

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

Value Line, Inc.
(Registrant)

Date: June 8, 2009	By:	s/Jean Bernhard Buttner
Jean Bernhard Buttner Chairman & Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2009	By:	s/Mitchell E. Appel
Mitchell E. Appel Chief Financial Officer (Principal Financial Officer)