Form 10-K
period 2009-04-30
VALUE LINE INC
filed 2009-07-16
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☒           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2008 was $50,841,543.

There were 9,981,600 shares of the registrant’s Common Stock outstanding at June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2009 Annual Meeting of Shareholders, to be held on
September 10, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

TABLE OF CONTENTS

PART I
Item 1	Business	3
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	15
Item 3	Legal Proceedings	15
Item 4	Submission of Matters to a Vote of Security Holders	15

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6	Selected Financial Data	16
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8	Financial Statements and Supplementary Data	28
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 9A	Controls and Procedures	29
Item 9B	Other Information	30

PART III
Item 10	Directors, Executive Officers, and Corporate Governance	31
Item 11	Executive Compensation	32
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13	Certain Relationships and Related Transactions and Director Independence	34
Item 14	Principal Accounting Fees and Services	35

PART IV
Item 15	Exhibits and Financial Statement Schedules	35

EXHIBIT 14
EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

       This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	dependence on key personnel;
•	maintaining revenue from subscriptions for the Company’s products;
•	protection of intellectual property rights;
•	changes in market and economic conditions;
•	fluctuations in the Company’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
•	dependence on Value Line Funds for investment management and related fees;
•	competition in the fields of publishing, copyright data and investment management;
•	the impact of government regulation on the Company’s business and the uncertainties of litigation and regulatory proceedings;
•	terrorist attacks; and
•	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors”, and other risks and uncertainties from time to time.

       Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item 1. BUSINESS.

              Value Line, Inc. (the "Company" or “Value Line”), is a New York corporation whose primary businesses are: (1) producing investment related periodical publications and making available copyrighted data, including Value Line proprietary ranking system information and other proprietary information under agreements to third parties for use in selecting securities for third party marketed products, such as unit investment trusts, closed-end fund products and exchange traded funds, and (2) providing investment management services to the Value Line Funds and other managed accounts. These businesses are performed through the Company and its subsidiaries and consolidate into two business segments: (1) Investment Periodicals, Related Publications and Copyright Data and (2) Investment Management.

The Company was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

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

       The comprehensive services (The Value Line Investment Survey, The Value Line Investment Survey-Small and Mid-Cap Edition, The Value Line 600, and The Value Line Fund Advisor Plus) provide both statistical and text coverage of a large number of investment securities, with an emphasis placed on Value Line’s proprietary statistical rankings.  The Value Line Investment Survey is the Company’s premier service published each week and covering approximately 1,700 stocks.

       The niche newsletters (Value Line Select, The Value Line Special Situations Service, The Value Line Fund Advisor, The Value Line Convertibles Survey and Value Line Daily Options Survey) provide information on a less comprehensive basis for securities that the Company believes will be of interest to subscribers.  Certain of these services make use of Value Line’s proprietary statistical rankings.

       Investment analysis software (The Value Line Investment Analyzer and Mutual Fund Survey for Windows®) includes data sorting and filtering tools.  In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, Convertibles and Mutual Funds) via CD-ROM or online.

       Value Line offers online versions of most of its products at the Company’s website, www.valueline.com.  Subscribers to the print versions generally receive free access to the corresponding online versions, but online subscribers do not receive a free print edition.  The most comprehensive of the Company’s online efforts is The Value Line Research Center, which allows subscribers to access most of the investment services the Company publishes at a packaged price via the Internet.

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

The Value Line Fund Advisor
       The Value Line Mutual Fund Ranking System was introduced in 1993.  It is the system utilized in the Fund Advisor product, a 48-page newsletter featuring load, no-load, and low-load open-end mutual funds. This product was originally introduced as The Value Line No-Load Fund Advisor in 1994 and augmented in 2009. Each issue offers strategies for maximizing total return, and model portfolios for a range of investor profiles.  It also includes information about retirement planning, industry news, and specific fund reviews.  A full statistical review, including latest performance, rankings, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of more than 12,000 mutual funds, including screening tools and full-page printable reports on each fund. Fund Advisor Plus subscribers have access to the entire population of more than 18,000 funds.

The Value Line Special Situations Service
       The Value Line Special Situations Service’s core focus is on smaller companies whose stocks are perceived by Value Line Publishing’s analysts as having exceptional appreciation potential.  Recently introduced as added value to this product in spring 2009, was a second portfolio of stocks for more conservative income-oriented investors seeking small company exposure. The publication was introduced in 1951.

The Value Line Daily Options Survey
       The Value Line Options Survey is an online only service that evaluates and ranks U.S. equity and equity index options (approximately 200,000). Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only online due to the nature of options volatility and the power of the internet to provide a materially enhanced product.

The Value Line Convertibles Survey
       Introduced in 1972, the Value Line Convertibles Survey has also been switched to online only delivery in 2009. The service evaluates and ranks over 600 convertible securities (bonds and preferred stocks) for future market performance.  By moving to online only delivery, all of the product’s subscribers can benefit from the newly enhanced website that includes daily price updates, individual analysis of each security with a printable fact sheet, and a weekly email newsletter alerting subscribers to recent rank changes.

Value Line Select
       Value Line Select, a monthly publication, was first published in 1998.  It focuses each month on a company that senior VLP analysts have chosen.  Recommendations are backed by in-depth research and are subject to ongoing monitoring.

The Value Line 600
       The Value Line 600 is a monthly service, which contains full-page reports on approximately 600 stocks.  Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks.  Since it was introduced in fiscal 1996, it has been with investors who want the same type of analysis provided in The Value Line Investment Survey, but who do not want or need coverage of the approximately 1,700 companies contained in that publication.  Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics.

Value Line Investment Analyzer
         Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 300 data fields for approximately 7,500 stocks, industries and indices, including the approximately 1,700 stocks covered in VLP’s benchmark publication, The Value Line Investment Survey.

      Value Line Investment Analyzer allows subscribers to apply more than 60 charting and graphing variables for comparative research.  In addition to containing digital replicas of the entire Value Line Investment Survey, the Analyzer includes 20-minute delayed data updates through its integration with the Value Line databases via the Internet.  The software also includes a portfolio module that lets users create and track their own stock portfolios in depth with up to five years of historical financial data for scrutinizing performance, risk, yield and return.

Value Line Mutual Fund Survey for Windows®
       Value Line Mutual Fund Survey for Windows® is a monthly CD-ROM product with weekly Internet updates.  The program features powerful sorting and filtering analysis tools.  It includes features such as style attribution analysis, a portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets. For Windows is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

Value Line DataFile Products
       For our institutional customers, Value Line offers both current and historical data for equities, mutual funds, and convertibles.  All Value Line DataFile products are offered in Microsoft Access and ASCII formats via FTP as well as Internet download via our DataAdvantage front end platform.

Fundamental DataFile I and II
       Value Line’s Fundamental DataFile I contains fundamental data (both current and historical) on approximately 8,000 publicly traded companies that follow US GAAP. This data product provides annual data from 1955, quarterly from 1963, and full 10-Q data from 1985. Additionally Value Line offers historical data on over 5,000 companies that no longer exist in nearly 100 industries via our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database.  DataFile is sold primarily to the institutional and academic markets.  Value Line also offers a scaled down DataFile product, the Fundamental DataFile II, which includes a limited set of  historical fundamental data.

Estimates and Projections DataFile
       This DataFile offering contains the proprietary estimates from Value Line's security analysts on approximately 1,700 companies. Data includes earnings, sales, cash flow, book value, margin, and others popular fields. Projections are for the year ahead and 3 to 5 year time horizon.

Mutual Fund DataFile
       In fiscal 1997, VLP introduced the Value Line Mutual Fund DataFile.  It covers over 20,000 mutual funds with up to 20 years of historical data with over 200 data fields. The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other popular mutual fund data fields. This file is available for download on a weekly or monthly basis.

Convertible DataFile
       This database is one of the largest sources of information available on convertible securities. Value Line offers data elements on our universe of more than 600 convertible bonds, preferred stocks, and warrants, with our top 150 fundamental and proprietary data items on each security.

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

B.  Copyright Data Fees Programs (formerly entitled Licensing Fees)

       The Company has copyright data, which it distributes under copyright agreements for fees including certain proprietary ranking system information and other proprietary information used in third party products, including unit investment trusts, annuity trusts, managed accounts and exchange traded funds.  The sponsors of these products act as wholesalers and distribute the products by syndicating them through an extensive network of national and regional brokerage firms.  These broad marketing networks are assembled and re-assembled each time that a product is introduced into the retail marketplace by a product sponsor.   The sponsors of these various products will typically receive copyright data for one or more proprietary ranking systems, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios.  The sponsors are also given permission to associate Value Line trademarks with the products.  Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data.  Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

       Value Line’s primary copyright products have been structured as Unit Investment Trusts, Exchange Traded Funds, Closed-end Funds and other types of managed products, all of which have in common some degree of reliance on ranking systems for their portfolio creation. Examples of Value Line’s Copyright Data methodology can be found in the following five Value Line indexed Exchange Traded Fund portfolios now listed on the New York Stock Exchange:

First Trust Value Line Dividend Fund (FVD)

       The FVD portfolio seeks to provide total return through a combination of current income and capital appreciation by investing in stocks selected by the third party using Value Line’s Copyright Data from among U.S. exchange listed securities of companies that pay above average dividends and have the potential for capital appreciation.

First Trust Value Line 100  (FVL)

       FVL’s objective is to provide capital appreciation.  It seeks to outperform the S&P 500 Index by adhering to a disciplined strategy of investing in a diversified portfolio of the 100 common stocks ranked #1 using Value Line's Copyright Data included in the Timeliness Ranking System. This fund was a closed end fund that became an ETF in June 2007.

First Trust Value Line Equity Allocation Fund (FVI)

       The FVI portfolio invests in a subset of the #1 and #2 ranked stocks selected from Value Line’s Copyright Data per the Value Line Timeliness, Safety, and Technical Ranking Systems. The third party provided with permission to use the Value Line Copyright Data purchases stocks in the index generated by the Company with the objective of capital appreciation.

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

       Total assets managed by third parties participating in the copyrighted data programs were $2.0 billion as of April 30, 2009, through four clients.

C.  Investment Management Services

      As of April 30, 2009, the Company was the investment adviser for the Value Line Mutual Funds (“Value Line Funds”), which consists of 14 mutual funds registered under the Investment Company Act of 1940.  During fiscal 2009, the investment management business faced extremely difficult market conditions. For the year ended April 30, 2009, the Dow Jones Industrial Average and S&P 500 stock indexes declined 36% and 37%, respectively. In fixed income markets, the Barclays Capital U.S. Aggregate Bond Index increased by 3.8% but there was a continuing dramatic reduction in liquidity and buyers were looking for investments with minimal risk in many segments of the market.  These conditions have contributed to a significant reduction in our assets under management and revenues.

      The Value Line Funds are managed by portfolio managers employed during the year by the Company or its subsidiary, EULAV Asset Management, LLC (“EULAV”). On June 30, 2008, the Company reorganized its investment management division into EULAV, a newly formed wholly-owned subsidiary.  As part of the reorganization, each advisory agreement was transferred from Value Line, Inc. to EULAV.

       EULAV Securities, Inc. (formerly Value Line Securities, Inc.), a wholly-owned subsidiary of the Company, acts as distributor for the Value Line Funds.  State Street Bank and Trust Company, an unaffiliated entity, acts as custodian of the Funds' assets and provides fund accounting and administrative services to the Value Line Funds.  Shareholder services for the Value Line Funds are provided by Boston Financial Data Services, an affiliate of State Street Bank and Trust Company.

Total net assets of the Value Line Funds at April 30, 2009, were:

(in thousands)

The Value Line Fund, Inc.	$84,799
Value Line Income and Growth Fund, Inc.	305,340
Value Line Premier Growth Fund, Inc.	286,701
Value Line Larger Companies Fund, Inc.	183,096
The Value Line Cash Fund, Inc.	181,573
Value Line U.S. Government Securities Fund, Inc.	90,888
Value Line Centurion Fund, Inc.	115,054
The Value Line Tax Exempt Fund, Inc.	84,543
Value Line Convertible Fund, Inc.	22,147
Value Line Aggressive Income Trust	33,828
Value Line New York Tax Exempt Trust	17,522
Value Line Strategic Asset Management Trust (“SAM”)	338,905
Value Line Emerging Opportunities Fund, Inc.	516,650
Value Line Asset Allocation Fund, Inc.	68,583
$2,329,629

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value change.  Inflows for sales, and outflows for redemptions reflect decisions of individual investors.  The table illustrates the assets within the Value Line Funds broken down into equity funds, fixed income funds and variable annuity funds.

Asset Flows

For the Years Ended April 30,	2009	2008	2007	2009	2008
				vs.	vs.
				2008	2007
Value Line equity fund assets (excludes variable annuity)— beginning	$2,499,824,428	$2,365,455,062	$2,235,223,321	5.7%	5.8%
Sales/inflows	400,940,827	734,320,549	629,196,049	-45.4%	16.7%
Redemptions/outflows	(575,670,435)	(463,302,268)	(493,161,639)	24.3%	-6.1%
Dividends and Capital Gain Distributions	(35,888,690)	(157,842,692)	(131,896,761)	-77.3%	19.7%
Market value change	(844,037,275)	21,193,777	126,094,092	N/A	-83.2%
Value Line equity fund assets (non-variable annuity)— ending	1,445,168,855	2,499,824,428	2,365,455,062	-42.2%	5.7%
Variable annuity fund assets — beginning	$808,054,829	$919,105,496	$1,055,068,627	-12.1%	-12.9%
Sales/inflows	127,997,022	110,791,953	58,779,814	15.5%	88.5%
Redemptions/outflows	(113,787,522)	(158,083,687)	(198,467,391)	-28.0%	-20.3%
Dividends and Capital Gain Distributions	(112,587,503)	(88,296,739)	(33,883,419)	27.5%	160.6%
Market value change	(255,717,834)	24,537,805	37,607,865	N/A	-34.8%
Variable annuity fund assets — ending	453,958,992	808,054,829	919,105,496	-43.8%	-12.1%
Fixed income fund assets — beginning	$266,172,054	$291,586,126	$314,020,761	-8.7%	-7.1%
Sales/inflows	32,599,409	21,875,605	25,301,902	49.0%	-13.5%
Redemptions/outflows	(33,028,853)	(37,617,308)	(53,762,369)	-12.2%	-30.0%
Dividends and Capital Gain Distributions	(378,440)	(3,635,147)	(1,117,596)	-89.6%	225.3%
Market value change	(16,436,535)	(6,037,221)	7,143,428	172.3%	-184.5%
Fixed income fund assets — ending	248,927,635	266,172,054	291,586,126	-6.5%	-8.7%
Money market fund assets — ending	181,573,202	219,498,418	177,787,583	-17.3%	23.5%
Assets under management — ending	$2,329,628,685	$3,793,549,729	$3,753,934,268	-38.6%	1.1%
Data provided by State Street Bank

       The table below provides a breakdown of the major distribution channels for the Value Line Funds in terms of assets and shareholders accounts as of April 30, 2009.

Fund Categories	Aggregate Asset Levels	Percentage of Assets in Category	Shareholder Accounts	Percentage of Shareholder Accounts in Category
Guardian SAM and Centurion Funds	$453,959,000	19.5%	36,078	19.9%
Value Line Funds direct accounts	$1,023,150,000	44.0%	59,955	33.0%
Value Line Funds omnibus accounts	$852,520,000	36.5%	85,434	47.1%
Total	$2,329,629,000	100.0%	181,467	100.0%

       Investment management fees and service and distribution fees vary among the Value Line Funds and may be subject to certain limitations.  Investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line PerformanceTM Ranking System in selecting securities for purchase or sale.  The Ranking System compares an estimate of the probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 stocks under review and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets.  Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website, www.vlfunds.com.  Each mutual fund may use "Value Line" in its name only so long as the Company or one of its subsidiaries acts as its investment adviser.

       In addition to managing the Value Line Funds, EULAV manages institutional and individual portfolios of high net worth individuals, pension plans and college endowments.  For these services, the Company is paid a quarterly advisory fee.  The Company’s separately managed accounts as of year end April 30, 2009 have $48 million in assets, down from $217 million and $237 million respectively at April 30, 2008 and April 30, 2007.  Of the $48 million, $26 million is affiliated with the Parent.  Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals. However, they have a 30 day advance notice requirement for termination of the account.

D.  Wholly-Owned Operating Subsidiaries

Wholly owned subsidiaries of the Company include Value Line Publishing, Inc. (“VLP”), EULAV Securities, Inc., formerly Value Line Securities, Inc. (“ESI or VLS”), EULAV Asset Management, LLC (“EULAV”), Vanderbilt Advertising Agency, Inc. (“VAA”), Compupower Corporation (“CPWR”) and Value Line Distribution Center (“VLDC”).

1.   VLP is the publishing unit for the investment related periodical publications.

2.    ESI is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, also known as “FINRA”.  ESI, formerly Value Line Securities, Inc., is the distributor for the Value Line Funds.  Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis).  ESI receives service and distribution fees, pursuant to rule 12b-1 of the Investment Company Act of 1940 from certain Value Line Funds.

3.   EULAV is a registered investment adviser that assumed the mutual fund investment management services previously provided by Value Line, Inc., as of June 30, 2008.

4.   VAA places advertising on behalf of the Company's publications, investment advisory services, and mutual funds.

5.   CPWR provides subscription fulfillment services and subscriber relations services for VLP publications.

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

F.  Investments

       The Company invests in the Value Line Funds, fixed income government obligations and other marketable securities.  As of April 30, 2009, the Company had $42,068,000 invested in the Value Line Cash Fund, representing approximately 1.8% of total Value Line Funds net assets at April 30, 2009 and 23% of the Value Line Cash Fund at April 30, 2009.

G.  Employees

       At April 30, 2009, the Company and its subsidiaries employed 187 people.

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

       The Company's assets identifiable to each of its principal business segments were as follows:

	April 30,
	2009	2008	2007
	(in thousands)

Investment Periodicals, Related Publications and Copyright Data	$11,867	$10,780	$18,976

Investment Management	22,914	76,671	80,581

Corporate Assets	82,774	50,502	29,406
	$117,555	$137,953	$128,963

I.  Competition

       The investment management and the investment information and publications industries are very competitive.  There are many competing firms and a wide variety of product offerings.  Some of the firms in these industries are substantially larger and have greater financial resources than the Company.  The Internet has increased the amount of competition in the form of free and paid online investment research.  The prevalence of broker supermarkets or platforms permitting easy transfer of assets among mutual funds, mutual fund families, and other investment vehicles, tends to increase the speed with which fund shareholders can leave or enter the Value Line Funds based on short-term fluctuations in performance.

J.  Executive Officers of the Registrant

       The following table lists the names, ages (at June 30, 2009), and principal occupations and employment during the past five years of the Company's Executive Officers.  All officers are elected to terms of office for one year.  Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Jean Bernhard Buttner	74	Chairman of the Board, President and Chief Executive Officer of the Company and AB&Co.; Chairman of the Board and President of each of the Value Line Funds until June 2008.

Mitchell E. Appel	38
Chief Financial Officer since April 2008 and from September 2005 to November 2007; Treasurer from June to September 2005; Chief Financial Officer, XTF Asset Management from November 2007 to April 2008; Chief Financial Officer, Circle Trust Company from 2003 to May 2005; President of each of the Value Line Funds since June 2008; President of the Advisor and Distributor since February 2009.

Howard A. Brecher	55
Chief Legal Officer, Vice President and Secretary; Vice President, Secretary, Treasurer and General Counsel of AB&Co.; Vice President and Secretary of each of the Value Line Funds since June 2008;  Secretary of the Advisor since February 2009.

David T. Henigson	51
Vice President; Vice President of AB&Co.; Vice President, Secretary and Chief Compliance Officer of each of the Value Line Funds until June 2008; Chief Compliance Officer of the Company until June 2008.

Stephen R. Anastasio	50	Treasurer of the Company since September 2005; Treasurer of each of the Value Line Funds September 2005 to August 2008; Chief Financial Officer from 2003 to September 2005.

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
       The Company’s future success relies upon its ability to retain and recruit qualified professionals and executives.  While the Company has back-up staff for most positions, it is nevertheless possible that the loss of the services of key personnel could have an adverse effect on the Company.

The Company’s assets under management, which impact revenue, are subject to fluctuations based on market conditions and individual fund performance.
       Financial market declines and/or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. Major sources of investment management revenue for the Company (i.e., investment management and service and distribution fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions would reduce fee income. A prolonged recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Good performance of managed assets relative to both competing products and benchmark indices generally assists retention and growth of assets, resulting in additional revenues. Conversely, poor performance of managed assets relative to both competing products and benchmark indices tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to the Company. Poor performance could, therefore, have an adverse effect on the Company’s business and results of operations.

The Company derives almost all of its investment management fees from the Value Line Funds.
       The Company is dependent upon management contracts and service and distribution contracts with the Value Line Funds under which these fees are paid. As required in the mutual fund industry, the Board of Directors of the Value Line Funds, a majority of whom is independent of the Company, may elect to terminate such contracts. If any of these contracts are terminated, not renewed, or amended to reduce fees, the Company’s financial results may be adversely affected.

If the Company does not maintain subscription revenue, its operating results could suffer.
       A substantial portion of the Company’s revenue is generated from print and electronic subscriptions. VLP’s trial and full term subscriptions are typically paid in advance by subscribers. Unearned revenues are accounted for on the balance sheet of the Company. The backlog of orders is primarily generated through renewals and new subscription marketing efforts as the Company deems appropriate. Future results will depend on the renewal of existing subscribers and obtaining new subscriptions for the investment publications. The availability of free or low cost information on the Internet could negatively impact demand for VLP’s publications or impact its pricing. Copyright Data agreements are based on market interest in the respective proprietary information. If the sales of the Company’s publications or fees from proprietary information decline, its operating results could suffer.

Failure to protect its intellectual property rights and proprietary information could harm the Company’s ability to compete effectively and could negatively affect operating results.
       The Company’s trademarks and tradenames are important assets to the Company.  Although its trademarks are registered in the United States and in certain foreign countries, the Company may not always be successful in asserting global trademark or tradename protection. In the event that other parties infringe on its intellectual property rights and it is not successful in defending its intellectual property rights, the result may be a dilution in the value of the Company’s brands in the marketplace. If the value of its brands becomes diluted, or if competitors introduce brands that cause confusion with its brands in the marketplace, such could adversely affect the value that its customers associate with its brands, and thereby negatively impact its sales. Any infringement of our intellectual property rights would also likely result in a commitment of Company resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against its intellectual property rights and it may not be able successfully to resolve such claims.

Adverse changes in market and economic conditions could lower demand for the Company’s products and services.
       The Company provides its products and services to individual investors, financial advisors, and institutional clients. Adverse conditions in the financial and securities markets may have an impact on the Company’s investment management revenues, securities income, subscriptions, and copyright data fees which could cause material changes in the Company’s operating results.

The Company is in the highly competitive fields of publishing and investment management.
       The Company competes with a large number of domestic and foreign investment management firms, broker-dealers and investment publishing firms offering competing products and services. Many of its competitors have greater resources and assets under management. The absence of significant barriers to entry by new investment management firms in the mutual fund industry increases competitive pressure and some investors may prefer to invest with an investment manager that is not publicly traded. Entry barriers in publishing investment periodicals have been reduced by the minimal cost structure of the Internet and other technologies. Competition is based on various factors, including business reputation, investment performance, quality of service, marketing, distribution services offered, the range of products offered and fees charged. Since the Company is smaller than other companies in some of its product segments, adverse business developments may have an impact on the Company’s operating results.

Government regulations, any changes to government regulations, and regulatory proceedings and litigation may adversely impact the business of the Company.
       Changes in legal, regulatory, accounting, tax and compliance requirements could have an effect on the Company’s operations and results, including but not limited to increased expenses and restraints on marketing certain funds and other investment products offered by the Company. EULAV Asset Management, LLC is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. EULAV Securities, Inc. is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, also known as “FINRA”. Each Value Line Fund is a registered investment company under the Investment Company Act of 1940. This Act requires numerous compliance measures, which must be observed, and involves regulation by the Securities and Exchange Commission. Each fund and its shareholders may face adverse tax consequences if the Value Line Funds are unable to maintain qualification as registered investment companies under the Internal Revenue Code of 1986, as amended. Those laws and regulations generally grant broad administrative powers to regulatory agencies and bodies such as the Securities and Exchange Commission and FINRA. If these agencies and bodies believe that the Company and its subsidiaries or the Value Line Funds have failed to comply with their laws and regulations, these agencies and bodies have the power to impose sanctions. The Company and the Value Line Funds, like other companies, can also face lawsuits by private parties. The Company, along with its directors and officers, have been sued from time to time. Regulatory proceedings and lawsuits are subject to uncertainties, and the outcomes are difficult to predict. Changes in laws, regulations or governmental policies, and the costs associated with compliance, could adversely affect the business and operations of the Company and the Value Line Funds. An adverse resolution of any regulatory proceeding or lawsuit against the Company, its directors, officers, or its subsidiaries could result in substantial costs or reputational harm to the Company and its subsidiaries or to the Value Line Funds and have an adverse effect on the business and operations of the Company or the Value Line Funds. As noted under “Legal Proceedings,” the Company and its broker-dealer subsidiary are currently being investigated by the SEC. As part of any settlement with or action by the SEC, the Company could be required to make disgorgement or pay penalties. It is also possible that under certain circumstances, either the Company’s regulated subsidiaries or executives or others associated with the Company or its subsidiaries could face suspension, bar or loss of license. Any of these events could have an adverse impact on the Company and its business.

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

Item 3. LEGAL PROCEEDINGS.

By letter dated June 15, 2005, the staff of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") informed the Company that it was conducting an informal inquiry primarily regarding the execution of portfolio transactions by VLS for the Value Line Funds. The Company thereafter supplied numerous documents to the SEC in response to its requests and various employees and former employees of the Company provided testimony to the SEC.  On May 8, 2008, the SEC issued a formal order of private investigation regarding whether the VLS brokerage charges and related expense reimbursements during periods prior to 2005 were excessive and whether adequate disclosure was made to the SEC and the boards of directors and shareholders of the Value Line Funds. Thereafter, certain senior officers of the Company asserted their constitutional privilege not to provide testimony. Management believes that the SEC has completed the fact finding phase of its investigation and the Company has held discussions with the staff of the SEC in an effort to settle the foregoing investigation. There can be no assurance that the Company and the SEC will be able to reach a mutually agreeable settlement. Although for the foregoing reason management of the Company cannot estimate an amount or range of reasonably possible loss that the investigation may have on the Company’s financial statements, in light of settlement discussions to date, the Company has concluded it is reasonably possible that any settlement may have a material negative effect on the Company's financial statements. The Company has substantial liquid assets from which it could pay a settlement of the SEC investigation if a mutually satisfactory settlement can be reached.

On September 3, 2008, the Company was served with a derivative shareholder's suit filed in New York County Supreme Court naming the Company's Directors at the time the suit was filed and alleging breach of fiduciary duty and related allegations, all arising from the above SEC matter. The complaint seeks return of remuneration by the Directors and other remedies. Plaintiff's counsel has agreed from time to time, most recently until August 3, 2009, to extend the defendants' time to answer, move, or otherwise respond to the complaint. Based on an evaluation of the case at this early stage, including communications with the Company's insurance carrier, it is not possible to estimate an amount or range of loss on the Company's financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended April 30, 2009.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       The Registrant's Common Stock is traded on the NASDAQ Global MarketSM under the symbol “VALU”.  The approximate number of record holders of the Registrant's Common Stock at April 30, 2009 was 55.  As of June 30, 2009, the closing stock price was $32.87.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Dividend Declared Per Share

April 30, 2009	$32.48	$24.30	$.30
January 31, 2009	$39.98	$33.44	$.40
October 31, 2008	$39.99	$30.97	$.40
July 31, 2008	$37.97	$30.24	$.40

April 30, 2008	$46.92	$41.50	$.30
January 31, 2008	$41.40	$31.10	$.30
October 31, 2007	$52.74	$43.70	$.30
July 31, 2007	$56.00	$42.69	$.30

On July 16, 2009 the Board of Directors of Value Line, Inc. declared a quarterly dividend of $0.20 per share to shareholders of record as of July 30, 2009 to be paid on August 13, 2009.  This is a $0.10 per share, or 33% reduction from the previous quarterly dividend.

As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans.  The Company did not sell any unregistered shares of common stock during Fiscal 2009.

       There were no purchases of the Company’s equity securities by the Company or any affiliated purchaser during the fiscal quarter ended April 30, 2009.

Item 6. SELECTED FINANCIAL DATA.

       Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended April 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Revenues:

Investment periodicals and related publications	$39,935	$42,791	$45,619	$47,703	$50,172

Copyright data fees	$4,333	$7,066	$6,861	$5,016	$2,541

Investment management fees and services	$24,973	$32,821	$31,155	$32,467	$31,765

Total revenues	$69,241	$82,678	$83,635	$85,186	$84,478

Income from operations	$24,223	$34,450	$35,636	$35,180	$27,084

Net income	$22,953	$25,550	$24,607	$23,439	$21,318

Earnings per share, basic and fully diluted	$2.30	$2.56	$2.47	$2.35	$2.14

Total assets	$117,555	$137,953	$128,963	$119,214	$98,865

Cash dividends declared per share	$1.50	$1.20	$1.15	$1.00	$1.00

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help a reader understand Value Line, its operations and business factors.  The MD&A should be read in conjunction with Item 1, Business, Item 1A, Risk Factors, and in conjunction with the consolidated financial statements and the accompanying notes contained in Item 8 of this report.

The MD&A includes the following subsections:

•	Executive Summary of the Business
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Estimates and Policies

Executive Summary of the Business

The Company's primary businesses are: (1) producing investment related periodical publications and making available copyright data including certain Value Line proprietary ranking system information and other proprietary information under agreements to third parties for use in selecting securities for third party marketed products, such as unit investment trusts, closed-end fund products and exchange traded funds, and (2) providing investment management services to the Value Line Funds and other managed accounts.

The Company’s target audiences within the investment related periodical publications field are individual investors, colleges, libraries, and investment management professionals.  Individuals come to Value Line for complete research in one package.  Institutional subscribers, such as libraries and universities, offer the Company’s detailed research to their patrons and students.  Investment management professionals use the research and historical information in their day to day businesses.

Depending upon the product, the Company offers three months or less, annual, or multi-year subscriptions.  Generally, all subscriptions are paid for in advance of fulfillment.  Renewal orders for the retail market are solicited primarily through a series of efforts that include letters, email, and telemarketing.  New orders are generated primarily from targeted direct mail campaigns for specific products.  Other sales channels used by the Company include advertising in media publications, the Internet, cross selling via telesales efforts and Internet promotions through third parties.

Institutional subscribers consist of investment management companies, colleges, and libraries.  The Company has a dedicated department that solicits institutional subscriptions.  Fees for institutional services are based on university or college enrollment or  number of users for corporate and library subscribers.

Cash received for retail and institutional orders is recorded as unearned revenue until the order is fulfilled.  As the subscriptions are fulfilled, the Company recognizes revenue in equal installments over the life of the particular subscription. Subscription revenues are recognized on a straight line basis over the life of the subscription.  Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long-term liabilities. Changes in unearned revenue generally indicate the trend for subscription revenues over the following year as the current portion of unearned revenue is expected to be recognized as revenue within 12 months.

The Company’s businesses consolidate into two business segments.  The investment related periodical publications (retail and institutional) and fees from copyright data including proprietary ranking system information and other proprietary information consolidate into one segment entitled Investment Periodicals, Publications and Copyright Data.  The second segment consolidates the investment management services to the Value Line Funds and other managed accounts into a business segment entitled Investment Management.

Results of Operations
           The recession in the U.S. was in full bloom at year end April 30, 2009, and the global economy continued to falter as well.  While the Dow Jones Industrial Average and S&P 500 Index were up 2% and 6% respectively for the quarter ended April 30, 2009, they were down 36% and 37% respectively for the year then ended.  The severe downturn and volatility within the financial markets throughout the fiscal year has negatively impacted the Company’s assets under management and the assets attributable to third party copyright data partners.  This trend can be seen across the asset management industry.  According to the Investment Company Institute (“ICI”), the combined assets of the mutual funds in the United States (excluding money market funds) declined by $2.7 trillion or 32% for the twelve months ended April 30, 2009. Although we have not suffered a fundamental change in our business model, the collateral damage from the global economic decline significantly reduced our assets under management and related investment management and copyright data revenues.  In response we have been diligent about continuing our expense control and have taken initiatives to reduce costs.  The Company continues to be debt free with substantial liquidity sufficient to endure the current economic crisis in terms of anticipated liquidity needs.
           The following table illustrates the key earnings figures for each of the past three years ended April 30, 2009, 2008, and 2007.

	Key Earnings Figures
Year Ended April 30,	2009	2008	2007	Percentage Change
(in thousands, except earnings per share)				09 vs 08	08 vs 07
Earnings Per Share	$2.30	$2.56	$2.47	-10.2%	3.6%
Net Income	$22,953	$25,550	$24,607	-10.2%	3.8%
Operating Income	$24,223	$34,450	$35,636	-29.7%	-3.3%
Income from Securities transactions, net	$11,625	$6,294	$4,867	84.7%	29.3%

For the twelve months ended April 30, 2009 the Company’s net income of $22,953,000 or $2.30 per share was $2,597,000 or 10% below net income of $25,550,000 or $2.56 per share for the twelve months ended April 30, 2008. Operating income of $24,223,000 for the twelve months ended April 30, 2009 was $10,227,000 or 30% below operating income of $34,450,000 last fiscal year. The sharp decline in operating income was partially offset by Company’s income from securities transactions, which at $11,625,000 for the twelve months ended April 30, 2009, was $5,331,000 or 85% above last year’s level of $6,294,000 due to the sale of the equity portfolio in the second quarter of fiscal year 2009.  The Company redeployed the proceeds from the equity portfolio into short term fixed income investments or cash equivalents and does not anticipate significant income from securities transactions this year. Shareholders’ equity of $80,869,000 at April 30, 2009 was 8% lower than shareholders’ equity of $87,854,000 at April 30, 2008.
           The decline in our earnings occurred primarily during the third and fourth quarters of our fiscal year ended April 30, 2009 as the economy and financial markets declined. Net income for the third quarter ended January 31, 2009 was $3,732,000 or 56% less than the net income of $8,471,000 for the third quarter ended January 31, 2008. Net income for the fourth quarter ended April 30, 2009 was $3,617,000 or 24% less than the net income of $4,777,000 for the fourth quarter ended April 30, 2008.

           Operating revenues, which consist of investment periodicals, and related publications revenues, copyright data fees, and investment management fees and services, all declined for the twelve months ended April 30, 2009.

	Operating revenues and % of total by year
Year Ended April 30,	2009		2008		2007		Percentage Change
(in thousands)	$$	%	$$	%	$$	%	09 vs 08	08 vs 07
Investment periodicals and related publications	$39,935	57.7%	$42,791	51.8%	$45,619	54.5%	-6.7%	-6.2%
Copyright Data fees	$4,333	6.2%	$7,066	8.5%	$6,861	8.2%	-38.7%	3.0%
Investment management fees and services	$24,973	36.1%	$32,821	39.7%	$31,155	37.3%	-23.9%	5.3%
Total Operating Revenues	$69,241		$82,678		$83,635		-16.3%	-1.1%

Investment periodicals and related publications revenues

      Investment periodicals and related publications revenues were down $2,856,000 or 7% for the twelve months ended April 30, 2009 as compared to the twelve months of the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients. As of the end of April 30, 2009, total company-wide circulation has dropped more than 12% compared to the previous year-end, and is down 23% from two years ago.  Overall renewal rates for the flagship Value Line Investment Survey are 70%, down from 74% a year earlier.  The Company is not adding enough new subscribers to offset the subscribers that choose not to renew.  The recession and turmoil in the markets have increased the decline in subscriptions as individuals reduced many forms of discretionary spending, or have shifted investments to fixed income, for which the Company does not provide research.  The Company has been fortunate that electronic investment periodicals revenues have increased $715,000 from the previous year, but the increase does not offset the lost print revenue of $3,571,000. Fiscal year institutional sales through April 2009 were in excess of $8 million, up $1.4 million from the previous fiscal year, and the month of March 2009 was the best month in the Company’s history for institutional print and electronic publications with approximately $1 million in new and renewal sales.

       Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.
	Subscription Revenues
Year Ended April 30,	2009	2008	2007	Percentage Change
(in thousands)				09 vs 08	08 vs 07
Print publication revenues	$27,089	$30,660	$34,090	-11.6%	-10.1%
Electronic publication revenues	$12,846	$12,131	$11,529	5.9%	5.2%
Total Investment periodicals and related publications revenue	$39,935	$42,791	$45,619	-6.7%	-6.2%
Unearned Revenues (Short and Long Term)	$28,997	$32,530	$34,500	-10.9%	-5.7%

For the twelve months ended April 30, 2009 print publication revenues decreased $3,571,000 or 12% below last fiscal year for the reasons described above.  Print circulation, which has always dominated our subscription base, has fallen 30% from two years earlier.  Electronic publications revenues grew by $715,000 or 6% for the twelve months ended April 30, 2009 and by 23% for the twelve months ended April 30, 2008.  With the exception of The Value Line Investment Survey Online Edition, all other retail electronic services have seen declines in circulation from two years ago.

The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the twelve months ended April 30, 2009, institutional revenues increased $1,348,000 or 24%, while revenues from retail subscribers were down $633,000 or 10% as compared to the twelve months ended April 30, 2008.  The Company has successfully expanded its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to boost sales to colleges, libraries and money managers.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products.  Circulation of The Value Line Investment Analyzer decreased 16%, which resulted in a $463,000 decline in revenues from this product. In March 2009, the Company released its version 4.0 of this product.  The Company has received mixed results from subscribers to the product and as of June 2009, has not seen any change in the negative circulation trend for this product.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”) has historically been one of the key components in the Company’s flagship product, The Value Line Investment Survey, and is also the foundation on which much of the Company’s copyright data business is derived.  Unfortunately, in the volatile market of the past year, the Ranking System has not performed up to historical standards.  Although it has gone through brief periods of underperformance before, the rapid and severe price actions in the markets appear to have favored short-term investing, as investors buy well known names whose earnings have plunged but whose stock prices are cheap, hoping the stock prices will rebound.  Such stocks are generally not well ranked by Value Line because the Ranking System emphasizes earnings results and price momentum.  The Ranking System is designed to be predictive over a six to 12 month period.

Over the year ended June 9, 2009, the ranking system results were in perfect reverse order, with the rank 5 stocks (lowest ranks) rebounding quickly after being beaten down most of last year, to outperform the rank 1, 2, 3 and 4 stocks.  If the market remains as volatile in the coming year as it was last year, or if fundamental market factors result in longer-term deterioration of the Ranking System’s predictive performance, the Company believes the ranking system may continue to struggle. This may negatively impact subscription revenues and copyright data fees.  The Company and its quantitative research staff are working to improve the Ranking System’s predictive performance although no assurances are possible.

Copyright Data Fees

               Copyright Data fees have decreased $2,733,000 or 39% for the twelve months ended April 30, 2009 as compared to the twelve months ended April 30, 2008.  As of April 30, 2009, total third party sponsored assets are attributable to four contracts for copyright data and represent $2.0 billion in various products as compared to three contracts and $6.3 billion in assets last fiscal year, representing an almost 70% decline in assets year over year.  The combination of the underperformance by the Ranking System and the broad and deep declines throughout the equity markets have significantly impacted assets of the third party sponsors that are customers of our copyright data business and have resulted in lower asset based fees paid to the Company.  The Company is in discussion with new sponsors in an effort to increase revenues in this area.  However, although no agreements were terminated in fiscal year 2009, only one new agreement has been signed.  The Company believes the growth of the business is dependent upon the desire of third party marketers to use the Value Line proprietary research and other proprietary information for their products, and the marketplace’s acceptance of new products. Today this market is significantly more competitive as a result of product diversification and growth of the use of indexes by portfolio managers.  The copyright data of the Value Line ranking system and other proprietary information have been a critical component of the Company’s plan to replace the shrinking publishing revenues.  Unless the Ranking System’s predictive performance improves, we anticipate copyright data revenues will underperform the previous year’s revenues from that source.

Investment management fees and distribution services revenues

The financial markets have experienced unprecedented volatility and declines over the past year.  Equity indexes such as the DJIA, NASDAQ, and S&P 500 are down 36%, 29%, and 37% respectively for the year ended April 30, 2009.  Such market depreciation, a decline in shareholder accounts and net shareholder redemptions have resulted in a contraction in total assets within the Value Line Funds of 39% as compared to a year ago.  The following tables illustrate the total fund assets as of April 30, 2009 as compared to the previous two years.

	Total Net Assets
At April 30,	2009	2008	2007	Percentage Change
(in thousands)				09 vs 08	08 vs 07
Equity funds	$1,899,128	$3,307,879	$3,284,560	-42.6%	0.7%
Fixed income funds	$248,928	$266,172	$291,586	-6.5%	-8.7%
Money Market funds	$181,573	$219,499	$177,788	-17.3%	23.5%
Total net assets	$2,329,629	$3,793,550	$3,753,934	-38.6%	1.1%

Overall assets under management increased approximately 2% or $50,246,000 from April 30, 2009 to June 30, 2009 compared to an increase in the DJIA and the S&P 500 of 3% and 5%, respectively.  As a result of the decline in assets under management occurring over the course of the year, investment management fees and distribution services revenues for the twelve months ended April 30, 2009 were $7,848,000 or 24% below the prior fiscal year.  Management fees for the fiscal year 2009 were down $5,796,000 or 24% as compared to fiscal year 2008. There was a net decrease of $1,740,000 or 25% in distribution services revenues (12b-1 fees).  During the period, contractual fee waivers have existed for most of the Value Line Funds. For the twelve months ended April 30, 2009 and 2008, 12b-1 fee waivers were $2,889,000 and $3,774,000, respectively.  For the twelve months ended April 30, 2009 and 2008, management fee waivers were $208,000 and $226,000, respectively.  Twelve of the fourteen funds have a portion of or the full amount of the 12b-1 fees being waived and five of the fourteen funds have partial management fee waivers in place.  With very limited exception, the Company and its subsidiaries have no right to recoup the previously waived management fees and 12b-1 fees.

Separately managed accounts revenues decreased $312,000 or 27% for the twelve months ended April 30, 2009 as compared to the twelve months ended April 30, 2008 primarily due to market decline in the portfolios.  At the March 12, 2009 meeting of The Board of Directors for the Value Line Funds, the advisory and distribution agreements were continued for another year.

     Of the 14 funds managed by the Company, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”). The table below shows the assets in the equity funds broken down into the two channels in which the equity funds are available.

	Equity Fund Net Assets (Variable Annuity and Open End Equity Funds)
At April 30,	2009	2008	2007	Percentage Change
(in thousands)				09 vs 08	08 vs 07
Variable annuity assets (GIAC)	$453,959	$808,055	$924,231	-43.8%	-12.6%
All other open end equity fund assets	$1,445,169	$2,499,824	$2,360,329	-42.2%	5.9%
Total Equity fund net assets	$1,899,128	$3,307,879	$3,284,560	-42.6%	0.7%

       As of April 30, 2009, two of the six equity mutual funds, excluding SAM and Centurion, had four star ratings by Morningstar, Inc. as compared to five of the six equity funds a year earlier.  The equity funds had net redemptions for the year ended April 30, 2009, as compared to net sales the previous year.  Shareholder accounts for the year ended April 30, 2009 declined to 181,487 from 208,297 for the previous year, representing a 12.8% decline.  The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc.  The Company has received inquiries from various platforms concerning the SEC investigation described in the Contingencies Footnote 14.  The Company believes the accounts that are held at fund supermarkets may be vulnerable based on poor performance and concerns about the SEC investigation, as investment advisors or prospects may choose to redeem existing investments or not make further investments.

       The Value Line fixed income mutual fund assets (excluding the Value Line Cash Fund), represent 11% of total mutual fund assets at April 30, 2009 and are down 7% from the previous year.  Value Line Cash Fund assets represent 8% of the total fund assets at April 30, 2009 and have decreased 17% from the previous year, primarily since the Company and its Parent redeployed cash into other fixed income investments such as pre-refunded bonds and U.S. Treasuries.

       Shareholder transactions for the Value Line Mutual Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open. Since the close of the fourth quarter and as of this filing, the financial markets continue to be volatile, but the markets have slightly improved.

       The Company’s separately managed accounts as of year end April 30, 2009 have $48 million in assets, down from $217 million and $237 million respectively at April 30, 2008 and April 30, 2007.  Of the $48 million, $26 million is affiliated with the Parent.  Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they have a 30 day advance notice requirement for termination of the account.    As of April 30, 2009 the Company lost a $93 million account from the New York State Common Retirement Fund as their five-year contract expired and was not renewed based on a reallocation of investments by the state.  The Company did not add any new accounts during the fiscal year.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration. Operating expenses of $45,018,000 for the twelve months ended April 30, 2009 were $3,210,000 or 7% below operating expenses of $48,228,000 last fiscal year.

Advertising and promotion
Year Ended April 30,	2009	2008	2007	Percentage Change
(in thousands)				09 vs 08	08 vs 07
Advertising and promotion	$10,874	$13,863	$14,628	-21.6%	-5.2%

       Advertising and promotion expenses for the twelve months ended April 30, 2009 decreased $2,989,000 as compared to the comparable twelve months ended April 30, 2008. Within the investment management segment, supermarket and Guardian (GIAC) platform expenses associated with the distribution of the mutual funds decreased $1,495,000 or 20% below the prior year due to the decline in assets under management.  In fiscal 2009, the Company reduced print advertising promoting the mutual funds due to the volatility in the marketplace.  For the twelve months ended April 30, 2009, media advertising decreased $140,000, from the twelve months ended April 30, 2008.  Within the publishing segment, costs associated with direct mail decreased $1,144,000 or 32% below last fiscal year, due to increased efficiency in the selection of direct mail lists and a reduction in the overall number of pieces mailed year to year. For the twelve months ended April 30, 2009, internet marketing costs increased $98,000 or 50% compared to the twelve months ended April 30, 2008.

Salaries and employee benefits

Year Ended April 30,	2009	2008	2007	Percentage Change
(in thousands)				09 vs 08	08 vs 07
Salaries and employee benefits	$17,676	$18,594	$18,409	-4.9%	1.0%

 Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing.  Some duplication of effort has been eliminated and certain tasks, such as some data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost. Salaries and employee benefits decreased by $918,000 from the previous year, primarily due to the Company’s decision to not contribute to the Value Line Profit Sharing Plan for fiscal year 2009, which was partially offset by cost of living increases in July 2008 to the staff.

Production and distribution

Year Ended April 30,	2009	2008	2007	Percentage Change
(in thousands)				09 vs 08	08 vs 07
Production and distribution	$5,868	$6,251	$6,981	-6.1%	-10.5%

   Production and distribution expenses for the twelve months ended April 30, 2009 were $383,000 below expenses for the twelve months ended April 30, 2008.  Amortized software costs decreased $415,000 below last fiscal year due to a reduction in prior year expenditures for capitalized costs.  In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.  Partially offsetting the savings during the twelve months ended April 30, 2009 was a $79,000 increase in the costs of data feeds, an 8% increase in postage rates, and an approximate 6% increase in the cost of paper during fiscal year 2009, as paper mills closed, keeping prices up.  The Company continues to seek purchasing alternatives, more economical delivery methods for the products, and additional ways to reduce the costs of production and distribution.

Office and administration

Year Ended April 30,	2009	2008	2007	Percentage Change
(in thousands)				09 vs 08	08 vs 07
Office and administration	$10,600	$9,520	$7,981	11.3%	19.3%

       Office and administration expenses for the twelve months ended April 30, 2009 were $1,080,000 above expenses for the twelve months ended April 30, 2008.  Professional fees significantly increased as compared to fiscal year 2008 primarily as a result of the SEC investigation.  Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.

Segment Operating Profit

The Company operates in two business segments, Investment Periodicals, Publishing & Copyright Data and Investment Management.

	Investment Periodicals, Publishing & Copyright Data					Investment Management
	Twelve Months Ended April 30,					Twelve Months Ended April 30,
	2009	2008	2007	Percentage Change		2009	2008	2007	Percentage Change
(in thousands)				09 vs 08	08 vs 07				09 vs 08	08 vs 07
Segment revenues from external customers	$44,268	$49,857	$52,480	-11.2%	-5.0%	$24,973	$32,821	$31,155	-23.9%	5.3%
Segment profit from operations	$16,237	$18,464	$19,755	-12.1%	-6.5%	$7,998	$16,002	$15,901	-50.0%	0.6%
Segment profit margin from operations	36.7%	37.0%	37.6%	-1.0%	-1.6%	32.0%	48.8%	51.0%	-34.3%	-4.5%

Investment Periodicals, Publishing & Copyright Data

Segment revenues, operating profit and operating profit margins from the Company’s Investment Periodicals, Publishing & Copyright Data segment declined significantly from the previous fiscal year primarily due to the continued deterioration in circulation of the total product line. As previously mentioned, sub-par ranking system performance and competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue. The recession and turmoil in the markets have also contributed to the decline in subscriptions as individuals reduced many forms of discretionary spending, or have shifted investments to fixed income, for which the Company does not provide research. Investment Periodicals, Publishing & Copyright Data segment profit margin from operations decreased as a direct result of the decline in revenue.

Investment Management

Segment revenues, operating profit and operating profit margins from the Company’s Investment Management business segment declined significantly from the previous fiscal year primarily due to the decline in investment management fees from the Company’s family of mutual funds that was a direct result of the deterioration in the underlying assets under management. The decline in assets under management was primarily the result of the impact by the economic recession and declining equity markets, sub-par ranking system performance, and the weak performance of the Value Line Funds and may also be attributable in part to the impact of the SEC investigation.

Income from Securities Transactions, net

      During the twelve months ended April 30, 2009 the Company’s income from securities transactions, net, of $11,625,000 was $5,331,000 higher than income from securities transactions, net, of $6,294,000 during the twelve months ended April 30, 2008.  Income from securities transactions, net, includes dividend and interest income of $1,467,000 at April 30, 2009 that was $1,952,000 below income of $3,419,000 for the twelve months ended April 30, 2008.  Capital gains, net of capital losses during the twelve months ended April 30, 2009, were $9,788,000, which included a realized capital gain of $9,539,000 from the sale of equity securities within the Company’s portfolio. Capital gains, net of capital losses during the comparable twelve months of fiscal 2008, were $2,874,000, of which $2,793,000 represented distributions from the Value Line Mutual Funds.

Liquidity and Capital Resources

       The Company had working capital of $80,439,000 as of April 30, 2009 and $88,057,000 as of April 30, 2008.  Cash and short-term securities were $106,665,000 as of April 30, 2009 and $125,855,000 as of April 30, 2008.

The Company’s cash and cash equivalents includes $42,068,000 at April 30, 2009 which is invested in the Value Line Cash Fund.  The Cash Fund operates under Rule 2a-7 of the Investment Company Act of 1940 and has a portfolio average maturity of under 90 days.  The Company’s Cash Fund also participates in the Treasury Guarantee Program for money market funds through September 18, 2009.  There have been no delays in redemption payments from this fund.  The fund’s portfolio primarily includes U.S. government agency securities, U.S. Treasuries, certificate of deposits fully backed by the FDIC, and repurchase agreements collateralized with U.S. Treasuries in which the custodian physically takes possession of the collateral.

Cash from operating activities

       The Company’s cash flow from operations of $14,372,000 for the twelve months ended April 30, 2009 was 29% below cash flow from operations of $20,356,000 for the twelve months ended April 30, 2008.  The primary change was the timing of purchases and maturity of fixed income securities within the Company’s trading portfolio, a decline in the Company’s unearned revenue, a decline in advisory fees receivable, reduction in accrued benefits, and the timing of payments to vendors.

Cash from investing activities

       The Company’s cash inflow from investing activities was $34,581,000 for the twelve months ended April 30, 2009 compared to cash outflow from investing activities of $20,027,000 for the twelve months ended April 30, 2008.  The significant increase in cash inflows is a result of proceeds from the liquidation of sales in the equity portfolio and the maturity of fixed income securities during the twelve months of the fiscal year 2009.   A portion of these proceeds were redeployed into fixed income government debt securities during the fiscal year.

Cash from financing activities

       The Company’s net cash outflow from financing activities of $14,972,000 represents a quarterly dividend of $.30 per share paid in May 2008 for the dividend declared during the last quarter of fiscal 2008 and $.40 per share paid for the last three quarters of fiscal 2009. At the July 2008 board meeting, the board approved a quarterly dividend of $.40 per share, an increase of $.10 per share or 33%. At the April 2009 board meeting, the board approved a reduced quarterly dividend of $.30 per share. Therefore, fiscal 2009 net cash outflow from financing activities representing dividends paid was 25% higher than cash outflow from financing activities of $11,979,000 in the prior fiscal year.

       Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted  liquidity needs including operations.  Management does not anticipate any borrowing in fiscal 2010.

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

Revenue Recognition

       The majority of the Company’s revenues come from the sale of print and electronic subscriptions, investment management and service and distribution fees, and copyright proprietary information.  The Company recognizes subscription revenue in equal amounts over the term of the subscription, which generally ranges from three months to one year or longer, varying based on the product or service.  Investment management fees and service and distribution fee revenues for the Value Line Funds are recognized each month based upon the daily net asset value of each fund.  Copyright data fees are calculated monthly based on market fluctuation and billed quarterly.  The Company believes that the estimates related to revenue recognition are critical accounting estimates, and to the extent that there are material differences between its determination of revenues and actual results, its financial condition or results of operations may be affected.

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

As of April 30, 2009, the Company had $493,000 of deferred tax assets, which included $152,000 of short-term deferred tax assets.  In assessing the Company’s deferred state and city tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Off-Balance Sheet Arrangements

       The Company has no off-balance sheet arrangements.

Contractual Obligations

       Below is a summary of certain contractual obligations (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years

Operating Lease Obligations	$12,038	$2,948	$5,896	$3,194	-
Purchase Obligations	-	-	-	-	-
Other Long-term Obligations reflected on Balance Sheet	$28,997	$23,742	$5,255	-	-
TOTAL	$41,035	$26,690	$11,151	$3,194	-

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

Interest Rate Risk

       The Company’s strategy has been to acquire debt securities with low credit risk.  Despite this strategy management recognizes and accepts the possibility that losses may occur.  To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing in less than 3 years.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)

	(bp = basis points)

		6 mo.	6 mo.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of April 30, 2009
Investments in securities with fixed maturities	$63,729	$62,573	$62,966	$61,796	$62,222

As of April 30, 2008
Investments in securities with fixed maturities	$65,030	$63,947	$64,753	$63,146	$64,250

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

       In fiscal year 2008 and for portions of fiscal year 2009, Value Line invests a significant level of its assets in equity securities, primarily the Value Line Funds.  Each mutual fund invests in a variety of positions that may include equity and non-equity positions.

       The table below summarizes Value Line’s equity price risks as of April 30, 2009 and 2008 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates.  The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios.

			Estimated Fair Value	Hypothetical Percentage
Equity Securities		Hypothetical	After Hypothetical	Increase/(Decrease) in
(in thousands)	Fair Value	Price Change	Change in Prices	Shareholders’ Equity

As of April 30, 2009	$0	n/a	n/a	n/a

As of April 30, 2008	$51,870	30% increase	$67,431	11.48%
		30% decrease	$36,309	(11.48)%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

Quarterly Results (Unaudited)
(in thousands, except per share amounts)

		Income		Earnings
	Total	From	Net	Per
	Revenues	Operations	Income	Share

2009, by Quarter
First	$20,213	$7,465	$5,062	$0.51
Second	18,327	6,266	10,542	1.05
Third	15,856	4,620	3,732	0.38
Fourth	14,845	5,872	3,617	0.36
Total	$69,241	$24,223	$22,953	$2.30

2008, by Quarter
First	$20,801	$8,965	$5,943	$0.60
Second	21,110	9,416	6,359	0.63
Third	21,080	9,337	8,471	0.85
Fourth	19,687	6,732	4,777	0.48
Total	$82,678	$34,450	$25,550	$2.56

2007, by Quarter
First	$21,391	$9,869	$6,271	$0.63
Second	20,745	9,061	5,909	0.59
Third	21,061	8,859	7,192	0.72
Fourth	20,438	7,847	5,235	0.53
Total	$83,635	$35,636	$24,607	$2.47

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

       There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

Item 9A.  CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2009, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  The Company’s Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

There were no matters required to be disclosed by the Company in a report on Form 8-K during the Company's fourth fiscal quarter of the year ended April 30, 2009 that were not reported.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2009 and Principal Occupation	Director Since

Jean Bernhard Buttner* (74). Chairman of the Board, President, and Chief Executive	1982
Officer of the Company and Arnold Bernhard & Co., Inc.; Chairman of the Board and
President of each of the Value Line Funds until June 2008.

Herbert Pardes, MD (74). President and CEO of New York-Presbyterian Hospital	2000

Dr. Edgar A. Buttner (46). Instructor and Researcher, McLean Hospital, since 2002;	2003
Postdoctoral Fellow, Research Associate, Harvard University 2003 - 2007; Postdoctoral
Fellow, Massachusetts Institute of Technology, 1997 - 2001; MD and PhD, Columbia University;
Director of Arnold Bernhard & Co., Inc.; Dr. Buttner is the son of Jean Bernhard Buttner.

Edward J. Shanahan (65). President and Headmaster, Choate Rosemary Hall;	2004
Director and Chairman, Foundation for Greater Opportunity (independent educational foundation).

Marion N. Ruth (74). President, Ruth Realty.	2005

Janet Eakman (49). Private Investor; MBA, Harvard University Graduate School of Business	2007
Administration; BA, Princeton University. Mrs. Eakman is a daughter of Jean Bernhard Buttner.

Howard A. Brecher* (55). Chief Legal Officer, Vice President and Secretary of the Company;	1992
Director, Vice President, Secretary, Treasurer and General Counsel of Arnold Bernhard &
Co., Inc.; Vice President and Secretary of the Value Line Funds since June 2008. Secretary of the
Advisor since February 2009.

David T. Henigson* (51). Vice President of the Company; Director and Vice	1992
President of Arnold Bernhard & Co., Inc.; Chief Compliance Officer, Vice President and
Secretary of each of the Value Line Funds and Chief Compliance Officer of the Company until June 2008.

Ruth Legon (73). Private Investor.	2009

Robert M. Perkins (73). Ranch Owner/Operator; President, Perkins Values and Findings,	2009
Inc. (registered investment advisor) 1984-2005.

* Member of the Executive Committee.

Except as noted, the directors have held their respective positions for at least five years.

(b)	The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

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

Code of Ethics

       The Company has adopted a Code of Business Conduct and Code of Ethics that applies to its principal executive officer, principal financial officer, all other officers, and all other employees.  The Code of Business Conduct and Code of Ethics as amended was effective June 11, 2009, and is available on the Company’s Internet site.

Procedures for Shareholders to Nominate Directors

       There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors implemented after the disclosure of those procedures contained in the proxy statement for the Company's 2008 Annual Meeting of Shareholders.

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

       Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements during fiscal 2009.

Item 11.  EXECUTIVE COMPENSATION.

       The information required in response to this Item is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

       The following table sets forth information as of June 30, 2009 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address	Number of Shares	Percentage of Shares
of Beneficial Owner	Beneficially Owned	Beneficially Owned[1]

Arnold Bernhard & Co., Inc.[1]	8,633,733	86.5%
220 East 42nd Street
New York, NY 10017

       The following table sets forth information as of June 30, 2009, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address	Number of Shares		Percentage of Shares
of Beneficial Owner	Beneficially Owned		Beneficially Owned

Jean Bernhard Buttner	100	1,2	*	1,2
Mitchell E. Appel	200		*
Howard A. Brecher	200		*
David T. Henigson	150		*
Stephen R. Anastasio	100		*
Edgar A. Buttner	100		*
Janet Eakman	100		*
Dr. Herbert Pardes	100		*
Marion N. Ruth	200		*
Edward J. Shanahan	100		*
Ruth Legon	0		*
Robert M. Perkins	0		*

All directors and executive officers
as a group (12 persons)	1,350	1,2	*	1,2

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

2Excludes 8,633,733 shares (86.5% of the outstanding shares) owned by Arnold Bernhard & Co., Inc.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

       AB&Co., which owns 86.5% of the outstanding shares of the Company’s common stock, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business.  The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement.  During the years ended April 30, 2009, 2008, and 2007, the Company was reimbursed $926,000, $1,327,000, and $1,100,000, respectively, for payments it made on behalf of and services it provided to AB&Co.  At April 30, 2009 and 2008, accounts payable to affiliates included a payable to AB&Co. of $164,000 and $130,000, respectively.  In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them.  The Company pays to AB&Co. an amount equal to the Company's liability as if it filed separate tax returns.  For the years ended April 30, 2009, 2008, and 2007, the Company made payments to AB&Co. for federal income tax amounting to $10,958,000, $12,460,000, and $13,450,000, respectively. At April 30, 2009 accrued taxes payable in the Consolidated Balance Sheet included $360,000 of federal income tax payable to the Parent. At April 30, 2007 prepaid and refundable income taxes in the Consolidated Balance Sheet included federal tax due from AB&Co. in the amount of $415,000.
       The Company acts as investment adviser and manager for fourteen open-end investment companies, the Value Line Funds.  The Company earns investment management fees based upon the average daily net asset values of the respective funds. The Company also manages a fixed income portfolio for the Parent for which it received an asset based fee of  $51,000 during fiscal year 2009. ESI receives service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from certain Value Line Funds for which EULAV is the adviser.  For certain periods prior to December 2004, ESI earned brokerage commission income on securities transactions executed by ESI on behalf of the funds that were cleared on a fully disclosed basis through non-affiliated brokers, who received a portion of the gross commission.  For the years ended April 30, 2009, 2008, and 2007, investment management fees, and service and distribution fees amounted to $24,109,000,  $31,644,000, and $30,026,000, respectively, after fee waivers.  These amounts include service and distribution fees of  $5,373,000, $7,113,000, and $7,299,000, respectively.  The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $1,475,000 and $2,557,000 at April 30, 2009 and 2008, respectively.

        For any transaction required to be disclosed in Item 404(a) of Regulation S-K, the Company’s policy and procedure is to have such transactions reviewed by the full Board of Directors for approval. The Company's written Code of Business Conduct and Ethics prohibits activities that present conflicts of interest between the personal interest of an officer, director or employee and the interests of the Company. The Company's policy and procedure with respect to approval of related party transactions is not in writing but, in the Company's view, is a logical extension of the Code of Business Conduct and Ethics since it provides a mechanism for assuring that transactions with related parties do not compromise the interests of the Company.  Transactions covered for the fiscal year ended April 30, 2009 include shared taxes that are paid by the Company to the Parent and shared services such as overhead and personnel costs that are charged to the Parent company.  The amounts are disclosed in the financial footnotes #3 (Related Party Transactions) and #6 (Taxes).

Director Independence

       The information required with respect to director independence and related matters is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

       The following table illustrates for the fiscal years ended April 30, fees paid to the Company’s independent auditor, Horowitz & Ullmann, for services provided:
	2009	2008
Audit fees	$155,500	$150,255
Audit-related fees	$13,310	$12,775
Tax fees	$68,640	$80,745
All other fees	$4,005	$5,130

Audit Committee Pre-Approval Policies and Procedures

       The Audit Committee of the Company's Board of Directors approves all services provided by Horowitz & Ullmann, prior to the provision of those services and has not adopted any specific pre-approval policies and procedures.

Part IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

    (a)  1.  Financial Statements- See Part II Item 8.

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

10.13	Lease for the Company's premises at 220 East 42nd Street, New York, NY incorporated by reference to the
Annual Report on Form 10-K for the year ended April 30, 1994 filed 6/17/1994, SEC file # 000-11306.
10.14
Lease amendment dated September 14, 2000 was filed on amended Form 10-K dated 8/17/2001; lease amendment dated January 19, 2006 was filed on Form 10-K dated 7/28/2006 , and lease amendment dated April 23, 2007 was filed on Form 10-K dated 7/20/2007.

14
Code of Business Conduct and Code of Ethics as amended and effective June 11, 2009 is filed as exhibit 14 on Form 10-K for the year ended April 30, 2009 as filed with the Securities and Exchange Commission on July 16, 2009.

21	Subsidiaries of the Registrant.
31	Rules 13a-14(a) and 15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated:  July 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

s/ Jean Bernhard Buttner	s/ Howard A. Brecher
Jean Bernhard Buttner	Howard A. Brecher

s/ Edgar A. Buttner	s/ Marion N. Ruth
Edgar A. Buttner	Marion N. Ruth

s/ Edward J. Shanahan	s/ David T. Henigson
Edward J. Shanahan	David T. Henigson

s/ Janet Eakman	s/ Herbert Pardes
Janet Eakman	Dr. Herbert Pardes

s/ Ruth Legon	s/ Robert M. Perkins
Ruth Legon	Robert M. Perkins

Dated: July 16, 2009

HOROWITZ & ULLMANN, P.C.
Certified Public Accountants

A member of the
AICPA Center for Audit Quality
New York State Society of CPAs
PCAOB registered

275 Madison Avenue
New York, NY 10016
Telephone: (212) 532-3736
Facsimile: (212) 545-8997
E-mail: cpas@horowitz-ullmann.com

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries as of April 30, 2009 and 2008 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2009. Value Line's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Line, Inc. and Subsidiaries at April 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Horowitz & Ullmann, P.C.

New York, NY
July 9, 2009

Part II
Item 8.
Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $42,068 and $8,159, respectively)	$42,936	$8,955
Trading securities	17,203	19,857
Securities available for sale	46,526	97,043
Accounts receivable, net of allowance for doubtful accounts of $47 and $107, respectively	2,353	2,733
Receivable from affiliates	1,312	2,445
Prepaid expenses and other current assets	1,047	1,048
Deferred income taxes	493	155
Total current assets	111,870	132,236

Long term assets:
Property and equipment, net	4,474	4,709
Capitalized software and other intangible assets, net	1,211	1,008

Total long term assets	5,685	5,717

Total assets	$117,555	$137,953

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,865	$5,135
Accrued salaries	1,438	1,471
Dividends payable	2,994	2,995
Accrued taxes payable	392	129
Unearned revenue	23,742	26,610
Deferred income taxes	-	7,839
Total current liabilities	31,431	44,179

Long term liabilities:
Unearned revenue	5,255	5,920
Total long term liabilities	5,255	5,920

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	78,935	70,954
Treasury stock, at cost (18,400 shares on 4/30/09 and 4/30/08)	(354)	(354)
Accumulated other comprehensive income, net of tax	297	15,263
Total shareholders' equity	80,869	87,854

Total liabilities and shareholders' equity	$117,555	$137,953

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years ended April 30,

	2009	2008	2007

Revenues:

Investment periodicals and related publications	$39,935	$42,791	$45,619
Copyright data fees	4,333	7,066	6,861
Investment management fees & services	24,973	32,821	31,155

Total revenues	69,241	82,678	83,635

Expenses:
Advertising and promotion	10,874	13,863	14,628
Salaries and employee benefits	17,676	18,594	18,409
Production and distribution	5,868	6,251	6,981
Office and administration	10,600	9,520	7,981

Total expenses	45,018	48,228	47,999

Income from operations	24,223	34,450	35,636
Income from securities transactions, net	11,625	6,294	4,867

Income before income taxes	35,848	40,744	40,503
Provision for income taxes	12,895	15,194	15,896

Net income	$22,953	$25,550	$24,607

Earnings per share, basic & fully diluted	$2.30	$2.56	$2.47

Weighted average number of common shares	9,981,600	9,981,600	9,981,600

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended April 30,

	2009	2008	2007
Cash flows from operating activities:
Net income	$22,953	$25,550	$24,607

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,140	1,619	2,063
Amortization of bond premiums	1,655	-	-
Realized gains on sales of securities	(9,470)	(2,792)	(2,164)
Unrealized (gains)/losses on securities	(318)	(82)	112
Deferred income taxes	109	(151)	(138)

Changes in assets and liabilities:
Proceeds from sales of trading securities	9,027	-	15,000
Purchases of trading securities	(6,583)	(3,926)	(8,471)
(Decrease)/increase in unearned revenue	(3,533)	(1,970)	(3,226)
(Decrease)/increase in deferred charges	110	160	(64)
(Decrease)/increase in accts. payable & accrued expenses	(2,380)	(722)	(806)
Increase/(decrease) in accrued salaries	(33)	(74)	50
Increase/(decrease) in accrued taxes payable	263	129	(532)
(Increase)/decrease in prepaid expenses and current assets	(81)	560	(481)
Decrease in prepaid and refundable income taxes	-	510	-
Decrease/(increase) in accounts receivable	380	1,196	(892)
(Increase)/decrease in receivable from affiliates	1,133	349	123

Total adjustments	(8,581)	(5,194)	574

Net cash provided by operating activities	14,372	20,356	25,181

Cash flows from investing activities:
Proceeds from sales of equity securities	37,760	2,793	2,065
Purchase of equity securities	(9)	(4,231)	(2,280)
Proceeds from sales of fixed income securities	45,526	9,622	10,825
Purchases of fixed income securities	(47,510)	(27,602)	(18,742)
Acquisition of property and equipment	(203)	(265)	(52)
Expenditures for capitalized software	(983)	(344)	(743)

Net cash provided by/(used in) investing activities	34,581	(20,027)	(8,927)

Cash flows from financing activities:
Dividends paid	(14,972)	(11,979)	(10,980)

Net cash used in financing activities	(14,972)	(11,979)	(10,980)

Net increase/(decrease) in cash and cash equivalents	33,981	(11,650)	5,274
Cash and cash equivalents at beginning of year	8,955	20,605	15,331

Cash and cash equivalents at end of year	$42,936	$8,955	$20,605

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

VALUE LINE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THREE YEARS ENDED APRIL 30, 2009, 2008 & 2007
(in thousands, except share amounts)

	Common stock						Accumulated
	Number	Par	Additional				Other
	of	Value	paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income	Total

Balance at April 30, 2006	9,981,600	$1,000	$991	$(354)		$44,256	$16,042	$61,935

Comprehensive income
Net income					$24,607	24,607		24,607
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					510		510	510

Comprehensive income					$25,117

Dividends declared						(11,480)		(11,480)

Balance at April 30, 2007	9,981,600	$1,000	$991	$(354)		$57,383	$16,552	$75,572

Comprehensive income
Net income					$25,550	25,550		25,550
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(1,289)		(1,289)	(1,289)

Comprehensive income					$24,261

Dividends declared						(11,979)		(11,979)

Balance at April 30, 2008	9,981,600	$1,000	$991	$(354)		$70,954	$15,263	$87,854

Comprehensive income
Net income					$22,953	22,953		22,953
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(14,966)		(14,966)	(14,966)

Comprehensive income					$7,987

Dividends declared						(14,972)		(14,972)

Balance at April 30, 2009	9,981,600	$1,000	$991	$(354)		$78,935	$297	$80,869

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

Value Line, Inc. (the "Company", "VLI") is incorporated in the State of New York. The Company's primary businesses are producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products, providing investment management services to the Value Line Funds, institutions and individual accounts and providing distribution, marketing, and administrative services to the Value Line Funds. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.
Principles of consolidation: The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition:
Depending upon the product, subscription fulfillment is available in print, via internet access and CD-ROM. The length of a subscription varies by product and offer received by the subscriber. Generally, subscriptions are available as trial subscriptions, annual subscriptions and/or multi-year subscriptions. Subscription revenues are recognized on a straight line basis over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long-term liabilities. Changes in unearned revenue generally indicate the trend for subscription revenues over the following year as the current portion of deferred revenue is expected to be recognized as revenue within 12 months.
Copyright data revenues are derived from providing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds. Value Line earns asset based copyright data fees as specified in the individual agreements. Revenue is recognized monthly over the term of the agreement and will fluctuate as the market value of the underlying portfolio increases or decreases in value.
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

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Funds. The management fees for the non-mutual fund asset management clients are calculated by the Company based on the asset valuations provided by third party custodians.
The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940. Shareholder transactions for the Value Line Mutual Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advanced notice upon request of the shareowners each day that the New York Stock Exchange is open. Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, however they have a 30 day advance notice requirement for termination of the account.
Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan. Expenses incurred by EULAV Securities, Inc. ("ESI") (formerly, Value Line Securities, Inc. ("VLS"), the distributor of the Value Line Funds, include payments to securities dealers, banks, financial institutions and other organizations (including an allocation of VLI expenses), that provide distribution, marketing, and administrative services with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus (see note 3).

Valuation of Securities:
The Company's securities classified as available for sale consist of shares of the Value Line Funds and government debt securities accounted for in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The securities available for sale and trading securities reflected in the consolidated condensed financial statements are valued at market and unrealized gains and losses on securities classified as available for sale, net of applicable taxes, are reported as a separate component of Shareholders' Equity. Unrealized gains and losses on trading securities are included in the Statement of Income. Realized gains and losses on sales of the securities classified as available for sale are recorded in earnings on trade date and are determined on the identified cost method.
The Company classifies its securities available for sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has assets available for sale to fully satisfy its current liabilities should the need arise.

Value Line, Inc.
Notes to Consolidated Financial Statements

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation techniques used by the Company to measure fair value during the fiscal year 2009 for Level 1 securities consisted exclusively of quoted prices.
The securities valued as Level 2 investments consist of municipal bonds (that are pre-refunded by U.S. Treasury securities) and other U.S. Treasury securities. Valuation techniques used by the Company to measure fair value for government securities during the period consisted primarily of third party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs. When necessary, the third party service uses discounted future cash flows to calculate the net present value.
The following is a summary of the inputs used as of April 30, 2009 in valuing the Company’s investments carried at fair value:

			(In Thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Trading Securities	Investments in Securities Available for Sale
Level 1 - Quoted Prices	$42,068	$42,068	-	-
Level 2 - Other Significant Observable Inputs	$63,729	-	$17,203	46,526
Level 3 - Significant Unobservable Inputs	-	-	-	-
Total	$105,797	$42,068	$17,203	$46,526

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended April 30, 2009, there were no Level 3 investments. The Company does not have any liabilities subject to FAS 157.

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
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation" or "FIN 48"). The Interpretation establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. As of April 30, 2009, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications of FIN 48, and determined that there is no impact to the Company's financial statements.

Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2009 and 2008, cash equivalents included $42,068,000 and $8,159,000, respectively, invested in the Value Line Cash Fund.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2-Supplementary Cash Flow Information:

Cash payments for income taxes were $12,464,000, $15,036,000, and $16,928,000 in fiscal 2009, 2008, and 2007, respectively. Interest payments of $18,000, $0 and $36,000 were made during fiscal 2009, 2008 and 2007, respectively.

Note 3-Related Party Transactions:

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
The Company's subsidiary, EULAV acts as investment adviser and manager for fourteen open-end investment companies, the Value Line Funds. EULAV earns investment management fees based upon the average daily net asset values of the respective Value Line Funds. As discussed in Note 1, service and distribution fees are received by ESI from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan. Expenses incurred by ESI include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services (including payments by ESI to VLI for allocated compensation and administration expenses) with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund's prospectus.
For the twelve months ended April 30, 2009, 2008, and 2007 investment management fees and 12b-1 service and distribution fees amounted to $24,109,000, $31,644,000, and $30,026,000, respectively, which included fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $5,373,000, $7,113,000, and $7,299,000 earned by ESI in fiscal years 2009, 2008, and 2007, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $1,475,000, and $2,557,000 at April 30, 2009 and April 30, 2008, respectively.
For the twelve months ended April 30, 2009, 2008, and 2007 total management fee waivers were $208,000, $226,000, and $250,000, respectively, and service and distribution fee waivers were $2,889,000, $3,774,000, and $3,127,000, respectively. The Company and its subsidiary, ESI, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.

Value Line, Inc.
Notes to Consolidated Financial Statements

As of April 30, 2009, the Company had $42,068,000 invested in the Value Line Cash Fund representing 1.8% of total fund assets. Purchases and redemptions routinely occur in the Value Line Cash Fund as part of business operations.
For the years ended April 30, 2009, 2008 and 2007, the Company was reimbursed $926,000, $1,327,000, and $1,100,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2009 and 2008, Receivables from affiliates were reduced by the Payables to the Parent in the amount of $164,000 and $130,000, respectively.
For the years ended April 30, 2009, 2008, and 2007, the Company made payments to the Parent for federal income tax amounting to $10,958,000, $12,460,000, and $13,450,000, respectively. At April 30, 2009 and 2008, accrued taxes payable included a federal tax liability owed to the Parent in the amount of $360,000 and $164,000, respectively. These transactions are in accordance with the tax sharing arrangement described in Note 6.
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

Note 4-Investments:

Securities held by the Company are classified as Trading Securities and Available-for-Sale Securities. All securities held in ESI, as a broker/dealer, are classified as trading securities. Securities held by the Company and its other subsidiaries, are classified as available-for-sale securities.

Trading Securities:

Trading securities held by the Company at April 30, 2009 had an aggregate cost of $17,133,000 and a market value of $17,203,000. Trading securities held by the Company at April 30, 2008 had an aggregate cost of $20,042,000 and a market value of $19,857,000. There were no sales of trading securities during the fiscal year ended April 30, 2008. The proceeds from sales of trading securities during the fiscal year ended April 30, 2009 were $9,027,000 and the related net realized trading gains amounted to $105,000. The net changes in unrealized gains or losses for the periods ended April 30, 2009, 2008 and 2007, of $255,000 gain, $82,000 gain, and $178,000 loss, respectively, were included in the Consolidated Statement of Income.

Securities Available for Sale
Equity Securities:

The Company sold its portfolio of equity securities during the second quarter of fiscal 2009 and did not hold any equity securities as of April 30, 2009.
The proceeds from sales of equity securities classified as available for sale during the twelve months ended April 30, 2009 and 2008, were $37,760,000 and $2,793,000 and the related capital gains, net of capital losses were $9,539,000 and $2,793,000, respectively, which were reclassified to net income from Accumulated Other Comprehensive Income. The decreases in gross unrealized gains on equity securities classified as available for sale due to changes in market conditions of $14,356,000 and $2,081,000, net of deferred taxes of $5,054,000 and $732,000, were included in Shareholders' Equity at April 30, 2009 and 2008, respectively.
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
The proceeds from sales of securities including capital gain distributions reinvested in the Value Line Funds during the fiscal years ended April 30, 2009, 2008, and 2007 were $37,760,000, $2,793,000, and $2,065,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of federal, state, and local government securities within the United States. The aggregate cost and fair value at April 30, 2009 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains
Due within 1 year	$8,593	$8,598	$5
Due after 1 year through 5 years	37,471	37,924	453
Total investment in government debt securities	$46,064	$46,522	$458

The aggregate cost and fair value at April 30, 2008 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due within 1 year	$24,261	$23,921	$(340)
Due after 1 year through 5 years	21,079	21,252	173
Total investment in government debt securities	$45,340	$45,173	$(167)

The increase in gross unrealized gain on fixed income securities classified as available for sale of $625,000 and $91,000 net of deferred income tax of $220,000 and $32,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of April 30, 2009 and 2008, respectively.
The average yield on the Government debt securities classified as available for sale at April 30, 2009 and April 30, 2008 was 2.52% and 2.91%, respectively.
Proceeds from sales of government debt securities classified as available for sale during fiscal years 2009, 2008, and 2007 were $45,526,000, $9,620,000, and $10,825,000, respectively. During fiscal 2009, gains on sales of fixed income securities of $242,000 and losses of $416,000 and in fiscal 2007, losses of $78,000, respectively, were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income.
For the years ended April 30, 2009, 2008, and 2007, income from securities transactions also included $239,000, $909,000, and $971,000 of dividend income; $1,228,000, $2,510,000, and $1,879,000 of interest income, net of bond amortization of $1,655,000 during fiscal year 2009. In fiscal years of 2009, 2008 and 2007 income from securities transactions also included $18,000, $0 and $36,000 of related interest expense, respectively.

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

Property and equipment consist of the following:

	April 30,
	2009	2008
	(in thousands)

Land	$726	$726
Building and leasehold improvements	7,283	7,283
Furniture and equipment	11,119	10,917
	19,128	18,926
Accumulated depreciation and amortization	(14,654)	(14,217)
	$4,474	$4,709

Note 6-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The provision for income taxes includes the following:

	Year ended April 30,
	2009	2008	2007
	(in thousands)
Current:
Federal	$11,410	$12,570	$12,575
State and local	1,290	2,775	3,459
	12,700	15,345	16,034
Deferred:
Federal	212	(115)	(87)
State and local	(17)	(36)	(51)
	195	(151)	(138)
Provision for income taxes	$12,895	$15,194	$15,896

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/assets are as follows:

	Year ended April 30,
	2009	2008
	(in thousands)

Unrealized gains on securities held for sale	$(161)	$(8,291)
Unrealized gains/losses on trading securities	(25)	87
Depreciation and amortization	352	341
Deferred professional fees	148	181
Deferred charges	210	(36)
Other, net	(31)	34
Deferred tax asset/(liability)	$493	$(7,684)

Included in deferred income taxes in total current assets are deferred state and local income taxes of $152,000 and $155,000 at April 30, 2009 and 2008, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Year ended April 30,
	2009	2008	2007
	(in thousands)

Tax expense at the U.S. statutory rate	$12,547	$14,260	$14,176
Increase (decrease) in tax expense from:
State and local income taxes, net of federal income tax benefit	827	1,780	2,215
Effect of tax exempt income and dividend deductions	(241)	(799)	(455)
Other, net	(238)	(47)	(40)
Provision for income taxes	$12,895	$15,194	$15,896

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Note 7-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. There was no profit sharing contribution in fiscal 2009. For the years ended April 30, 2008 and 2007 the Company contributed $1,292,000, and $1,197,000, respectively to the Plan.

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

Year ended April 30,	(in thousands)

2010	$2,948
2011	2,948
2012	2,948
2013	2,948
Thereafter	246
$12,038

Rental expense for the years ended April 30, 2009, 2008, and 2007 under operating leases covering office space was $2,930,000, $2,858,000, and $2,108,000, respectively.

Note 9-Business Segments:

The Company operates two reportable business segments: Investment Periodicals, Publishing & Copyright Data and Investment Management. The Investment Periodicals, Publishing & Copyright Data segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and includes copyright data fees for Value Line proprietary ranking system information and other proprietary information. The Investment Management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Value Line, Inc.
Notes to Consolidated Financial Statements

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	April 30, 2009
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Copyright Data

Revenues from external customers	$44,268	$24,973	$69,241
Intersegment revenues	37	-	37
Income from securities transactions	(87)	10,308	10,221
Depreciation and amortization	1,075	53	1,128
Segment profit from operations	16,237	7,998	24,235
Segment assets	11,867	22,914	34,781
Expenditures for segment assets	1,186	-	1,186

	April 30, 2008
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Copyright Data
Revenues from external customers	$49,857	$32,821	$82,678
Intersegment revenues	97	-	97
Income from securities transactions	230	4,170	4,400
Depreciation and amortization	1,543	60	1,603
Segment profit from operations	18,464	16,002	34,466
Segment assets	10,780	76,671	87,451
Expenditures for segment assets	604	-	604

	April 30, 2007
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Copyright Data
Revenues from external customers	$52,480	$31,155	$83,635
Intersegment revenues	108	-	108
Income from securities transactions	233	3,021	3,254
Depreciation and amortization	1,963	80	2,043
Segment profit from operations	19,755	15,901	35,656
Segment assets	18,976	80,581	99,557
Expenditures for segment assets	715	80	795

Reconciliation of Reportable Segment Revenues, Operating Profit and Assets

(in thousands)

	2009	2008	2007
Revenues
Total revenues for reportable segments	$69,278	$82,775	$83,743
Elimination of intersegment revenues	(37)	(97)	(108)
Total consolidated revenues	$69,241	$82,678	$83,635

Segment profit
Total profit for reportable segments	$34,456	$38,866	$38,910
Add: Income from securities transactions related to corporate assets	1,404	1,894	1,613
Less: Depreciation related to corporate assets	(12)	(16)	(20)
Income before income taxes	$35,848	$40,744	$40,503

Assets
Total assets for reportable segments	$34,781	$87,451	$99,556
Corporate assets	82,774	50,502	29,407
Consolidated total assets	$117,555	$137,953	$128,963

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 10-Net Capital:

The Company's wholly owned subsidiary, ESI, is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger. At April 30, 2009, the net capital, as defined, of ESI of $16,046,622 exceeded required net capital by $15,946,622 and the ratio of aggregate indebtedness to net capital was .06 to 1.

Note 11-Disclosure of Credit Risk of Financial Instruments with Off Balance Sheet Risk:

In the normal course of business, the Company may enter into contractual commitments, including financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2009 and 2008, the Company did not have any investment in financial futures contracts.
Other than the Value Line Funds as explained in Note 3, no single customer accounted for a significant portion of the Company's sales in fiscal 2009, 2008 or 2007, nor its accounts receivable as of April 30, 2009 or 2008.

Note 12-Comprehensive Income:

Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

At April 30, 2009, the Company held U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. At April 30, 2008, and 2007, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.
The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Year ended April 30, 2009
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$(13,731)	$4,834	$(8,897)
Add: Reclassification adjustments for losses realized in net income	416	(146)	270
Less: Reclassification adjustments
for gains realized in net income	(9,781)	3,442	(6,339)
Other Comprehensive income	$(23,096)	$8,130	$(14,966)

Year ended April 30, 2008
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$804	$(283)	$521
Add: Reclassification adjustments for losses realized in net income	-	-	-
Less: Reclassification adjustments
for gains realized in net income	(2,793)	983	(1,810)
Other Comprehensive income	$(1,989)	$700	$(1,289)

Value Line, Inc.
Notes to Consolidated Financial Statements

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Year ended April 30, 2007
Unrealized Gains on Securities:
Unrealized Holding Gains/(Losses) Arising during the period	$2,774	$(977)	$1,797
Add: Reclassification adjustments for
losses realized in net income	78	(27)	51
Less: Reclassification adjustments
for gains realized in net income	(2,065)	727	(1,338)
Other Comprehensive income	$787	$(277)	$510

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
At April 30, 2009 and 2008, the Company capitalized $323,000 and $283,000 of costs related to the development of software for internal use. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 years. Amortization expense for the years ended April 30, 2009, 2008, and 2007 was $335,000, $600,000, and $887,000, respectively.

Note 14-Contingencies:

By letter dated June 15, 2005, the staff of the Northeast Regional Office of the Securities and Exchange Commission ("SEC") informed the Company that it was conducting an informal inquiry primarily regarding the execution of portfolio transactions by VLS for the Value Line Funds. The Company thereafter supplied numerous documents to the SEC in response to its requests and various employees and former employees of the Company provided testimony to the SEC. On May 8, 2008, the SEC issued a formal order of private investigation regarding whether the VLS brokerage charges and related expense reimbursements during periods prior to 2005 were excessive and whether adequate disclosure was made to the SEC and the boards of directors and shareholders of the Value Line Funds. Thereafter, certain senior officers of the Company asserted their constitutional privilege not to provide testimony. Management believes that the SEC has completed the fact finding phase of its investigation and the Company has held discussions with the staff of the SEC in an effort to settle the foregoing investigation. There can be no assurance that the Company and the SEC will be able to reach a mutually agreeable settlement. Although for the foregoing reason management of the Company cannot estimate an amount or range of reasonably possible loss that the investigation may have on the Company’s financial statements, in light of settlement discussions to date, the Company has concluded it is reasonably possible that any settlement may have a material negative effect on the Company's financial statements. The Company has substantial liquid assets from which it could pay a settlement of the SEC investigation if a mutually satisfactory settlement can be reached.
On September 3, 2008, the Company was served with a derivative shareholder's suit filed in New York County Supreme Court naming the Company's Directors and alleging breach of fiduciary duty and related allegations, all arising from the above SEC matter. The complaint seeks return of remuneration by the Directors and other remedies. Plaintiff's counsel has agreed from time to time, most recently until August 3, 2009, to extend the defendants' time to answer, move, or otherwise respond to the complaint. Based on an evaluation of the case at this early stage, including communications with the Company's insurance carrier, it is not possible to estimate an amount or range of loss on the Company's financial statements.