Form 10-Q
period 2009-07-31
VALUE LINE INC
filed 2009-09-11
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)”.           Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2009

Common stock, $.10 par value	9,981,600 Shares

VALUE LINE INC.

TABLE OF CONTENTS

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	Apr. 30,
	2009	2009
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $52,041 and $42,068, respectively)	$52,506	$42,936
Trading securities	15,902	17,203
Securities available for sale	38,066	46,526
Accounts receivable, net of allowance for doubtful accounts of $47 and $47, respectively	2,199	2,353
Receivable from affiliates	1,564	1,312
Prepaid expenses and other current assets	884	1,047
Deferred income taxes	11,942	493

Total current assets	123,063	111,870

Long term assets
Property and equipment, net	4,443	4,474
Capitalized software and other intangible assets, net	1,392	1,211

Total long term assets	5,835	5,685

Total assets	$128,898	$117,555

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,876	$2,865
Payable to parent company	163	-
Accrued salaries	1,352	1,438
Dividends payable	1,996	2,994
Accrued taxes payable	-	392
Reserve for settlement	47,706	-
Unearned revenue	23,126	23,742

Total current liabilities	77,219	31,431

Long term liabilities
Unearned revenue	4,366	5,255

Total long term liabilities	4,366	5,255

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	45,359	78,935
Treasury stock, at cost (18,400 shares on 7/31/09 and 4/30/09)	(354)	(354)
Accumulated other comprehensive income, net of tax	317	297

Total shareholders' equity	47,313	80,869

Total liabilities and shareholders' equity	$128,898	$117,555

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income/(Loss)
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended
	July 31,
	2009	2008

Revenues:
Investment periodicals and related publications	$9,321	$10,337
Copyright data fees	767	1,681
Investment management fees & services	4,700	8,195

Total revenues	14,788	20,213

Expenses:
Advertising and promotion	2,080	3,241
Salaries and employee benefits	4,287	4,857
Production and distribution	1,177	1,530
Office and administration	2,324	3,120
Provision for settlement	47,706	-

Total expenses	57,574	12,748

Income/(loss) from operations	(42,786)	7,465
Income from securities transactions, net	218	632

Income/(loss) before income taxes	(42,568)	8,097
Income tax (benefit)/provision	(10,988)	3,035

Net income/(loss)	$(31,580)	$5,062

Earnings/(loss) per share, basic & fully diluted	$(3.16)	$0.51

Weighted average number of common shares	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months
	ended
	July 31,	July 31,
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(31,580)	$5,062

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	211	375
Amortization of bond premium	314	-
Losses on sales of trading securities and securities available for sale	81	191
Unrealized (gains) on trading securities	(20)	(31)
Deferred income taxes	(11,452)	11

Changes in assets and liabilities:
Proceeds from sales of trading securities	1,164	3,155
Decrease in unearned revenue	(1,505)	(2,350)
Increase in deferred charges	-	110
Increase in reserve for settlement	47,706	-
Increase/(decrease) in accounts payable and accrued expenses	11	(2,007)
Decrease in accrued salaries	(86)	(27)
(Decrease)/increase in accrued taxes payable	(392)	2,634
Decrease in prepaid expenses and other current assets	156	58
(Increase)/decrease in accounts receivable	154	(772)
Increase in receivable from affiliates	(89)	(208)

Total adjustments	36,253	1,139

Net cash provided by operating activities	4,673	6,201

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	26,502	3,165
Purchase of fixed income securities	(18,250)	-
Purchases of equity securities	-	(3)
Acquisition of property and equipment	(47)	(7)
Expenditures for capitalized software	(314)	(16)

Net cash provided by investing activities	7,891	3,139

Cash flows from financing activities:
Dividends paid	(2,994)	(2,995)

Net cash used in financing activities	(2,994)	(2,995)

Net increase in cash and cash equivalents	9,570	6,345
Cash and cash equivalents at beginning of year	42,936	8,955

Cash and cash equivalents at end of period	$52,506	$15,300

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2009
(in thousands, except share amounts)
(unaudited)

	Common stock
							Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income	Total

Balance at April 30, 2009	9,981,600	$1,000	$991	$(354)		$78,935	$297	$80,869

Comprehensive income
Net (loss)					$(31,580)	(31,580)		(31,580)
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					20		20	20

Comprehensive income/(loss)					$(31,560)

Dividends declared						(1,996)		(1,996)

Balance at July 31, 2009	9,981,600	$1,000	$991	$(354)		$45,359	$317	$47,313

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

The interim consolidated condensed financial statements of Value Line, Inc., together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 16, 2009 for the fiscal year ended April 30, 2009. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan. Expenses incurred by EULAV Securities, Inc. ("ESI") (formerly, Value Line Securities, Inc. ("VLS"), the distributor of the Value Line Funds, include payments to securities dealers, banks, financial institutions and other organizations (including an allocation of VLI expenses), that provide distribution, marketing, and administrative services with respect to the distribution of the Value Line Funds. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus (see note 6).

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation techniques used by the Company to measure fair value during the three months ended July 31, 2009 for Level 1 securities consisted exclusively of quoted prices.

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

The following is a summary of the inputs used as of July 31, 2009 in valuing the Company’s investments carried at fair value:

			(In Thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Trading Securities	Investments in Securities Available for Sale
Level 1 - Quoted Prices	$52,041	$52,041	-	-
Level 2 - Other Significant Observable Inputs	$53,968	-	$15,902	$38,066
Level 3 - Significant Unobservable Inputs	-	-	-	-
Total	$106,009	$52,041	$15,902	$38,066

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended July 31, 2009, there were no Level 3 investments. The Company does not have any liabilities subject to FAS 157.

Advertising expenses: The Company expenses advertising costs as incurred.

Reclassification: Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation" or "FIN 48"). The Interpretation establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. As of July 31, 2009, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications of FIN 48, and determined that there is no impact to the Company's financial statements.

Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents: For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, and April 30, 2009 cash equivalents included $52,041,000 and $42,068,000, respectively, invested in the Value Line U.S. Government Money Market Fund. The Value Line Cash Fund was renamed the U.S. Government Money Market Fund in August 2009.

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

Trading Securities:

Trading securities held by the Company at July 31, 2009 had an aggregate cost of $15,811,000 and a market value of $15,902,000. Trading securities held by the Company at April 30, 2009 had an aggregate cost of $17,133,000 and a market value of $17,203,000. The proceeds from sales of trading securities during the three months ended July 31, 2009 were $1,164,000 and the related net realized trading losses amounted to $61,000. The proceeds from sales of trading securities during the three months ended July 31, 2008 were $3,155,000 and the related net realized trading losses amounted to $125,000. The net changes in unrealized gains for the periods ended July 31, 2009 and 2008, of $20,000 and $31,000, respectively, were included in the Consolidated Condensed Statement of Income.

Securities Available for Sale
Equity Securities:

The Company sold its portfolio of equity securities during the second quarter of fiscal 2009 and did not hold any equity securities as of July 31, and April 30, 2009.

During the three months ended July 31, 2008 there were no sales and no realized gains or losses on equity securities, for which unrealized gains and losses were included in Accumulated Other Comprehensive Income as of July 31, 2008. The decrease in gross unrealized gains on equity securities classified as available for sale of $1,690,000, net of deferred tax benefit of $595,000, were included in Shareholders' Equity at July 31, 2008.

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of federal, state, and local government securities within the United States. The aggregate cost and fair value at July 31, 2009 for government debt securities classified as available for sale were as follows:

	(In Thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains
Due within 1 year	$15,299	$15,355	$56
Due 1 year through 5 years	22,278	22,711	433
Total investment in government debt securities	$37,577	$38,066	$489

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The aggregate cost and fair value at April 30, 2009 for government debt securities classified as available for sale were as follows:

		(In Thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains
Due within 1 year	$8,593	$8,598	$5
Due 1 year through 5 years	37,474	37,927	453
Total investment in government debt securities	$46,067	$46,525	$458

The increase in gross unrealized gain on fixed income securities classified as available for sale of $11,000 and $625,000 net of deferred income tax of $4,000 and $220,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of July 31, and April 30, 2009, respectively.

The average yield on the Government debt securities classified as available for sale at July 31, and April 30, 2009 was 2.28% and 2.52%, respectively.

Proceeds from sales of government debt securities classified as available for sale during the three months ended July 31, 2009 and 2008 were $26,502,000 and $3,165,000, respectively. During the three months ended July 31, 2009 and 2008, losses on sales of fixed income securities of $20,000 and $66,000, respectively, were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Condensed Statement of Income.

For the three months ended July 31, 2009 and 2008, income from securities transactions also included $1,000 and $58,000 of dividend income; $274,000 and $736,000 of interest income, net of bond amortization of $314,000 and $0, respectively. In the first quarter of fiscal years 2010 and 2009 income from securities transactions also included $2,000 and $0 of related interest expense, respectively.

Note 3-Supplementary Cash Flow Information:

Cash payments for income taxes were $863,000 and $401,000 for the three months ended July 31, 2009 and 2008, respectively.

Note 4-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution.

Note 5-Comprehensive Income:

Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

At July 31, 2009 and 2008, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

	(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
Three months ended July 31, 2009	Amount	or Benefit	Amount

Unrealized Gains/(Losses) on Securities:
Unrealized Holding Gains/(Losses)	$11	(4)	$7
Add: Reclassification adjustments for losses realized in net income	20	(7)	13
Less: Reclassification adjustments for gains realized in net income	-	-	-
Other Comprehensive income	$31	$(11)	$20

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

	(in thousands)
Three months ended July 31, 2008	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized Gains/(Losses) on Securities:
Unrealized Holding Gains/(Losses)	$(2,061)	$725	$(1,336)
Add: Reclassification adjustments for losses realized in net income	205	(72)	133
Less: Reclassification adjustments for gains realized in net income	(14)	5	(9)
Other Comprehensive income	$(1,870)	$658	$(1,212)

Note 6-Related Party Transactions:

The Company's subsidiary, EULAV Asset Management, LLC ("EULAV") acts as investment adviser and manager for fourteen open-end investment companies, the Value Line Funds. EULAV earns investment management fees based upon the average daily net asset values of the respective Value Line Funds. As discussed in Note 1, service and distribution fees are received by ESI from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plans. Expenses incurred by ESI include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services (including payments by ESI to VLI for allocated compensation and administration expenses) with respect to the distribution of the mutual funds’ shares. Service and distribution fees are received on a monthly basis and calculated on the daily net assets of the respective mutual fund in accordance with each fund's prospectus.

For the three months ended July 31, 2009 and 2008, investment management fees and 12b-1 service and distribution fees amounted to $4,647,000 and $7,932,000, respectively, which took into account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $1,010,000 and $1,808,000 earned by ESI during the three months ended July 31, 2009 and 2008, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $1,559,000 and $1,475,000 at July 31 and April 30, 2009, respectively.

For the three months ended July 31, 2009 and 2008, total management fee waivers were $192,000 and $53,000, respectively, and service and distribution fee waivers were $674,000 and $873,000, respectively. The Company and its subsidiary, ESI, have no right to recoup the previously waived amounts of management fees and 12b-1 fees, excluding waived management fees for the U.S. Government Money Market Fund. Any recoupment is subject to the provisions of the prospectus.

As of July 31, 2009, the Company had $52,041,000 invested in the Value Line U.S. Government Money Market Fund representing 23% of the fund's assets and 2% of all Value Line Funds assets. Purchases and redemptions routinely occur in the Value Line U.S. Government Money Market Fund as part of business operations.

For the three months ended July 31, 2009 and 2008, the Company was reimbursed $204,000 and $216,000, respectively, for payments it made on behalf of and services it provided to the Parent. At July 31, 2009 and April 30, 2009, the Payable to the Parent amounted to $163,000 and $164,000, respectively. These transactions are in accordance with the expense sharing agreement with the parent and tax sharing arrangement as described in Note 7.

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

The provision for income taxes includes the following:	Three months ended July 31,
	2009	2008
	(in thousands)
Current Tax Expense:

Federal	$-	$2,508
State and local	-	565
	-	3,073
Deferred Tax Expense (Benefit):

Federal	(8,844)	(24)
State and local	(2,144)	(14)
	(10,988)	(38)
Provision for income taxes	$(10,988)	$3,035

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's deferred tax assets is primarily the result of the tax benefit from its net operating loss to be utilized within the next year.

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and we reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax ordinary income, for the three months ended July 31, 2009 and 2008 was 25.81% and 37.48%, respectively. The fluctuation in the effective income tax rate is attributable to the non-deductible portion of the provision for settlement and non-taxable investment income, events that do not have tax consequences, recorded during the three months ended July 31, 2009.

The annual effective tax rate for FY2010 could change due to a number of factors including but not limited to an increase or decrease in the ratio of income to pre-tax items that do not have tax consequences, our geographic profit mix between local tax jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with tax authorities. For the three months ended July 31, 2009, there were no new material uncertain positions.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to pretax income as a result of the following:

	Three months ended July 31,
	2009	2008

U.S. statutory federal rate	35.00%	35.00%
Increase/(decrease) in tax rate from:
Tax effect of non-deductible portion of provision for settlement	-12.90%	0.00%
State and local income taxes, net of federal income tax benefit	2.61%	4.42%
Effect of tax exempt income and dividend deductions	0.45%	-2.54%
Other, net	0.65%	0.60%
Effective income tax rate	25.81%	37.48%

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

Note 8-Business Segments:

The Company operates two reportable business segments: (1) Investment Periodicals, Publishing & Copyright Data and (2) Investment Management. The Investment Periodicals, Publishing & Copyright Data segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and includes copyright data fees for Value Line proprietary ranking system information and other proprietary information. The Investment Management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

Disclosure of Reportable Segment Profit and Segment Assets (in thousands)

	Three months ended July 31, 2009
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$10,088	$4,700	$14,788
Intersegment revenues	5	-	5
Income from securities transactions	5	76	81
Depreciation and amortization	197	14	211
Segment profit (loss) from operations*	3,756	(46,542)	(42,786)
Segment assets	13,607	22,227	35,834
Expenditures for segment assets	361	-	361

	Three months ended July 31, 2008
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$12,018	$8,195	$20,213
Intersegment revenues	6	-	6
Income from securities transactions	5	149	154
Depreciation and amortization	291	11	302
Segment profit from operations	4,743	2,726	7,469
Segment assets	9,829	79,132	88,961
Expenditures for segment assets	23	-	23

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

 Reconciliation of Reportable Segment Revenues, Operating Profit and Assets
	(in thousands)
	2009	2008
Revenues
Total revenues for reportable segments	$14,793	$20,219
Elimination of intersegment revenues	(5)	(6)
Total consolidated revenues	$14,788	$20,213

Segment profit*
Total profit (loss) for reportable segments	$(42,705)	7,623
Add: Income from securities transactions related to corporate assets	137	478
Less: Depreciation related to corporate assets	-	(4)
Income before income taxes	$(42,568)	$8,097

Assets
Total assets for reportable segments	$35,834	$88,961
Corporate assets	93,064	47,549
Consolidated total assets	$128,898	$136,510

*Includes provision for settlement of approximately $48 million.

Note 9-Contingencies:

The Company has made an offer to settle the Securities and Exchange Commission investigation which was previously reported in public filings from back to 2005.  The settlement offer, in which the Company neither admits nor denies the investigation’s findings, relates to commissions paid by nine Value Line equity mutual funds to an affiliated brokerage subsidiary from1986 through November 2004.  The settlement offer will not be effective unless approved by the Securities and Exchange Commission and no assurance can be given that such approval will be obtained.

The Company has restructured its investment management subsidiary and brokerage relationships and is confident that they conform to applicable regulatory requirements.  Company management ended the mutual funds’ use of affiliated brokerage in 2004.

The Company has established a reserve of approximately $48 million which includes additional costs that may arise from the settlement. Based on the settlement offer, approximately $43.7 million of the reserve would be paid by Value Line into a Fair Fund to reimburse shareholders who owned shares in the affected mutual funds in the period covered by the settlement. In addition, under the settlement offer, the CEO and former CCO would be barred from serving as an officer or director of a public company and from association with an investment adviser, broker-dealer or registered investment company subject, in the case of the CEO, to a limited exception from the associational bar for a period of one year from the entry of the settlement Order to enable steps to be taken that will terminate her association with the Value Line mutual funds, asset management and distribution businesses. Howard A. Brecher, Chief Legal Officer of Value Line, Inc., would become the Acting Chairman and Acting Chief Executive Officer after entry of the settlement Order. He has been on the Board of Directors for 17 years and is deeply knowledgeable about all our businesses.  Mr. Brecher is a graduate of Harvard University, Harvard Business School and Harvard Law School.  He also holds a Master’s Degree in tax law from New York University.

On September 3, 2008, the Company was served with a derivative shareholder's suit filed in New York County Supreme Court naming the Company's Directors and alleging breach of fiduciary duty and related allegations, all arising from the above SEC matter. The complaint seeks return of remuneration by the Directors and other remedies. Plaintiff's counsel has agreed from time to time, most recently until October 6, 2009, to extend the defendants' time to answer, move, or otherwise respond to the complaint. Based on an evaluation of the case at this early stage, including communications with the Company's insurance carrier, it is not possible to estimate an amount or range of loss on the Company's financial statements.

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

dependence on key personnel;
maintaining revenue from subscriptions for the Company’s products;
protection of intellectual property rights;
changes in market and economic conditions;
fluctuations in the Company’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
dependence on Value Line Funds for investment management and related fees;
competition in the fields of publishing, copyright data and investment management;
the impact of government regulation on the Company’s business and the uncertainties of litigation and regulatory proceedings;
terrorist attacks; and

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the year ended April 30, 2009, and other risks and uncertainties from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

The severe downturn and volatility within the financial markets throughout the prior fiscal year continued to negatively impact the Company’s assets under management and the assets attributable to third party copyright data partners.  Although we have not suffered a fundamental change in our business model, the collateral damage from the global economic decline significantly reduced our assets under management and related investment management and copyright data revenues.  In response we continue to be diligent about our expense control and have taken initiatives to reduce costs.  The Company continues to be debt free with liquidity sufficient to endure the current economic crisis in terms of anticipated liquidity needs.

For the three months ended July 31, 2009 the Company’s net loss of $31,580,000 or $3.16 per share was $36,642,000 below net income of $5,062,000 or $0.51 per share for the three months ended July 31, 2008. Operating loss of $42,786,000 for the three months ended July 31, 2009 was $50,251,000 below operating income of $7,465,000 last fiscal year. The operating and net losses of the Company were a result of the Company recording a provision for settlement of $47,706,000 for potential settlement and related costs associated with the Securities and Exchange (“SEC”) investigation. Please refer to Note 9-Contingencies within the notes to Consolidated Condensed Financial Statements. With this provision for settlement, shareholders’ equity of $47,313,000 at July 31, 2009 was 46% lower than shareholders’ equity of $87,711,000 at July 31, 2008.

The following table illustrates the key earnings figures for the three months ended July 31, 2009 and 2008.

	Three Months Ended July 31,
	2009	2008	Percentage Change
(in thousands, except earnings per share)			FY 10 vs. 09*
Earnings / (Loss) Per Share	$(3.16)	$0.51	NMF
Net Income / (Loss)	$(31,580)	$5,062	NMF
Operating Income / (Loss)	$(42,786)	$7,465	NMF
Operating Expenses	$57,574	$12,748	NMF
Income from Securities Transactions, net	$218	$632	-65.5%

*NMF = not meaningful figure

Operating revenues, which consist of investment periodicals, and related publications revenues, copyright data fees, and investment management fees and services, declined for the three months ended July 31, 2009.

	Operating Revenues
	Three Months Ended July 31,
	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Investment periodicals and related publications	$9,321	$10,337	-9.8%
Copyright data fees	$767	$1,681	-54.4%
Investment management fees and services	$4,700	$8,195	-42.6%
Total Operating Revenues	$14,788	$20,213	-26.8%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues were down $1,016,000 or 10% for the three months ended July 31, 2009 as compared to the first quarter of the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients. As of July 31, 2009, total company-wide circulation has dropped approximately 12% compared to the previous fiscal year.  Overall renewal rates for the flagship product, The Value Line Investment Survey are 70%, down slightly from 71% a year earlier.  The Company is not adding enough new subscribers to offset the subscribers that choose not to renew.  The Company has been fortunate that electronic investment periodicals revenues from institutional sales have increased $161,000 or 10% from the previous year. Fiscal year institutional sales through July 31, 2009 were $1,999,000, up $435,000 or 28% from the previous fiscal year.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.
	Subscription Revenues
Three Months Ended July 31,	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Print publication revenues	$6,138	$7,150	-14.2%
Electronic publication revenues	$3,183	$3,187	-0.1%
Total investment periodicals and related publications revenues	$9,321	$10,337	-9.8%
Unearned Revenues (Short and Long Term)	$27,492	$30,180	-8.9%

For the three months ended July 31, 2009 print publication revenues decreased $1,012,000 or 14% below last fiscal year for the reasons described above.  Print circulation, which has always dominated our subscription base, has fallen 14% from the last fiscal year.  Electronic publications revenues were down $4,000 for the three months ended July 31, 2009.  With the exception of The Value Line Investment Survey Online Edition, all other retail electronic services have seen declines in circulation from the prior fiscal year.

The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the three months ended July 31, 2009, institutional revenues increased $161,000 or 10%, while revenues from retail subscribers were down $165,000 or 11% as compared to the three months ended July 31, 2008.  The Company has successfully expanded its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to boost sales to colleges, libraries and money managers.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products.  As of July 31, 2009, circulation of The Value Line Investment Analyzer decreased 17%, which resulted in a $129,000 decline in revenues from this product as compared to July 31, 2008. In March 2009, the Company released its version 4.0 of this product.  The Company has received mixed results from subscribers to the product and as of July 31, 2009, has not seen any change in the negative circulation trend for this product.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”) has historically been one of the key components in the Company’s flagship product, The Value Line Investment Survey, and is also the foundation on which much of the Company’s copyright data business is derived.  Unfortunately, in the volatile market of the past year and fiscal quarter, the Ranking System has not performed up to historical standards.  Although it has gone through brief periods of underperformance before, the rapid and severe price actions in the markets appear to have favored short-term investing, as investors buy well known names whose earnings have plunged but whose stock prices are cheap, hoping the stock prices will rebound.  Such stocks are generally not well ranked by Value Line because the Ranking System emphasizes earnings results and price momentum.  The Ranking System is designed to be predictive over a six to 12 month period.  Over the year ended July 31, 2009, the ranking system results were in perfect reverse order, with the rank 5 stocks (lowest ranks) rebounding quickly after being beaten down most of last year, to outperform the rank 1, 2, 3 and 4 stocks.  If the market remains as volatile in the coming quarters as it was last year, or if fundamental market factors result in longer-term deterioration of the Ranking System’s predictive performance, the Company believes the ranking system may continue to struggle. This may negatively impact subscription revenues and copyright data fees.  The Company and its quantitative research staff continue to work diligently to improve the Ranking System’s predictive performance although no assurances are possible.

Copyright Data Fees

Copyright Data fees have decreased $914,000 or 54% for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008.  As of July 31, 2009, total third party sponsored assets are attributable to four contracts for copyright data and represent $2.3 billion in various products as compared to three contracts and $5.5 billion in assets last fiscal year, representing a 60% decline in assets year over year.  The combination of the underperformance by the Ranking System and the broad and deep declines throughout the equity markets have significantly impacted assets of the third party sponsors that are customers of our copyright data business and have resulted in lower asset based fees paid to the Company.  The Company is in discussions with new sponsors in an effort to increase revenues in this area.  The Company believes the growth of the business is dependent upon the desire of third parties to use the Value Line proprietary research for their products. Today this market is significantly more competitive as a result of product diversification and growth of the use of indexes by portfolio managers.  Copyright Data fees have been a critical component of the Company’s plan to replace shrinking publishing revenues.  Unless the Ranking System’s predictive performance improves, we anticipate Copyright Data revenues will underperform the previous year’s revenues from that source.

Investment management fees and distribution services revenues

While the rebound in assets during the quarter has boosted overall assets, the decline in the markets from a year ago show a contraction of 32%  in the net assets of the Value Line Funds.  The following tables illustrate the total fund assets as of July 31, 2009 as compared to July 31, 2008.

	Total Net Assets
At July 31,	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Equity funds	$2,018,263	$3,180,492	-36.5%
Fixed income funds	$253,063	$257,356	-1.7%
U.S. Government Money Market Fund	$225,248	$237,336	-5.1%
Total net assets	$2,496,574	$3,675,184	-32.1%

As a result of the decline in assets under management occurring over the course of the year, investment management fees and distribution services revenues for the three months ended July 31, 2009 were down $3,495,000 or 43% below the prior fiscal year.  Management fees for the three months ended July 31, 2009 were down $2,488,000 or 41% as compared to the prior fiscal year. There was a net decrease of $797,000 or 44% in distribution services revenues (12b-1 fees).  During the period, contractual fee waivers have existed for most of the Value Line Funds. For the three months ended July 31, 2009 and 2008, 12b-1 fee waivers were $674,000 and $873,000, respectively.  For the three months ended July 31, 2009 and 2008, management fee waivers were $192,000 and $53,000, respectively.  Twelve of the fourteen funds have all or a portion of or the full amount of the 12b-1 fees being waived and five of the fourteen funds have partial management fee waivers in place.  With very limited exception, the Company and its subsidiaries have no right to recoup the previously waived management fees and 12b-1 fees.  Separately managed accounts revenues decreased $209,000 or 80% for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 primarily due to market decline in the portfolios and the loss of the New York State Common Retirement Fund account last fiscal year.

Of the fourteen funds managed by the Company, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

The table below shows the assets in the equity funds broken down into the two channels in which the equity funds are available.

Equity Fund Net Assets (Variable Annuity and Open End Equity Funds)
At July 31,	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Variable annuity assets (GIAC)	$475,107	$749,148	-36.6%
All other open end equity fund assets	$1,543,156	$2,431,344	-36.5%
Total equity fund net assets	$2,018,263	$3,180,492	-36.5%

As of July 31, 2009, only one of the six equity mutual funds, excluding SAM and Centurion, had a four star rating by Morningstar, Inc. as compared to five of the six equity funds, which had four or five stars a year ago.  The equity funds had net redemptions for the three months ended July 31, 2009, as compared to net sales the previous year.  Shareholder accounts for the three months ended July 31, 2009 declined to 172,118 from 209,107 for the previous year, representing a 17.6% decline.  The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc.  The Company has received inquiries from various platforms concerning the SEC investigation described in the Contingencies Footnote 9.  The Company believes the accounts that are held at fund supermarkets may be vulnerable based on poor performance and concerns about the SEC investigation of discontinued brokerage activities, as investment advisors or prospects may choose to redeem existing investments or not make further investments.

The Value Line fixed income mutual fund assets (excluding the Value Line U.S. Government Money Market Fund), represent 10% of total mutual fund assets at July 31, 2009 and are down 2% from the previous year.  Value Line U.S. Government Money Market Fund assets represent 9% of the total fund assets at July 31, 2009 and have decreased 5% from the previous year, primarily since the Company and its Parent redeployed cash into other fixed income investments such as pre-refunded municipal bonds and U.S. Treasury securities.

Shareholder transactions for the Value Line Mutual Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open. During the first quarter of fiscal 2010 the financial markets continue to be volatile, but the markets have improved.

The Company’s separately managed accounts as of July 31, 2009 have $49 million in assets, down from $210 million at July 31, 2008.  Of the $49 million, $24 million is affiliated with the Parent.  Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they have a 30 day advance notice requirement for termination of the account.  As of April 30, 2009, the Company lost a $93 million account from the New York State Common Retirement Fund as their five-year contract expired and was not renewed based on a reallocation of investments by the state.  The Company did not add any new accounts thus far during the fiscal year 2010.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration. For fiscal 2010, expenses include a Provision for Settlement of $47,706,000, which is described earlier in Results of Operations and in Note 9 of the Consolidated Condensed Financial Statements. Operating expenses of $57,574,000 for the three months ended July 31, 2009 were $44,826,000 above operating expenses of $12,748,000 last fiscal year.

Advertising and promotion
	Three Months Ended July 31,
	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Advertising and promotion	$2,080	$3,241	-35.8%

       Advertising and promotion expenses for the three months ended July 31, 2009 decreased $1,161,000 as compared to the three months ended July 31, 2008. Within the investment management segment, supermarket and Guardian (GIAC) platform expenses associated with the distribution of the mutual funds decreased $544,000 or 27% below the prior year due to the decline in assets under management.  In fiscal 2010, the Company reduced print advertising promoting the mutual funds due to the volatility in the marketplace.  For the three months ended July 31, 2009, media advertising decreased $333,000, from the three months ended July 31, 2008.  Within the publishing segment, costs associated with direct mail decreased $130,000 or 28% below last fiscal year, due to increased efficiency in the selection of direct mail lists and a reduction in the overall number of pieces mailed year to year.

Salaries and employee benefits

	Three Months Ended July 31,
	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Salaries and employee benefits	$4,287	$4,857	-11.7%

 Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing.  Some duplication of effort has been eliminated and certain tasks, such as some data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost. Salaries and employee benefits decreased by $570,000 from the previous year, primarily due to the Company’s decision to not contribute to the Value Line Profit Sharing Plan for fiscal year 2009 and overall staff reductions.

Production and distribution

	Three Months Ended July 31,
	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Production and distribution	$1,177	$1,530	-23.1%

Production and distribution expenses for the three months ended July 31, 2009 were $353,000 below expenses for the three months ended July 31, 2008.  Amortized software costs decreased $127,000 below last fiscal year due to a reduction in prior year expenditures for capitalized costs.  In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.

Partially offsetting the savings during the three months ended July 31, 2009 was a $45,000 increase in the costs of data feeds, and a 6% increase in postal rates.  The Company continues to seek purchasing alternatives, more economical delivery methods for the products, and additional ways to reduce the costs of production and distribution.

Office and administration

	Three Months Ended July 31,
	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Office and administration	$2,324	$3,120	-25.5%

       Office and administration expenses for the three months ended July 31, 2009 were $796,000 below expenses for the three months ended July 31, 2008.  Professional fees significantly decreased as compared to fiscal year 2009.  Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.

Segment Operating Profit

The Company operates in two business segments, Investment Periodicals, Publishing & Copyright Data and Investment Management.

	Investment Periodicals, Publishing & Copyright Data			Investment Management
	Three Months Ended July 31,			Three Months Ended July 31,
	2009	2008	Percentage Change	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09			FY 10 vs. 09
Segment revenues from external customers	$10,088	$12,018	-16.1%	$4,700	$8,195	-42.6%
Segment profit from operations	$3,756	$4,743	-20.8%	$(46,542)	$2,726	NMF
Segment profit margin from operations	37.2%	39.5%	-5.7%	NMF	33.3%	NMF

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

Investment Management

Revenues from the Company’s Investment Management business segment declined significantly from the previous fiscal year primarily due to the decline in investment management fees from the Company’s family of mutual funds that was a direct result of the deterioration in the underlying assets under management. Segment operating profit and operating profit margin are negative for the quarter ended July 31, 2009 due to the provision for settlement relating to the SEC investigation described in Note 9 – Contingencies within the notes to consolidated condensed financial statements.

Income from Securities Transactions, net

During the three months ended July 31, 2009 the Company’s income from securities transactions, net, of $218,000 was $414,000 below income from securities transactions, net, of $632,000 during the three months ended July 31, 2008.  Income from securities transactions, net, includes dividend and interest income of $275,000 at July 31, 2009 that was $519,000 below income of $794,000 for the three months ended July 31, 2008.  Capital losses, net of capital gains during the three months ended July 31, 2009 and 2008 were $61,000 and $160,000, respectively.

Liquidity and Capital Resources

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended July 31, 2009 and July 31, 2008 was 25.81% and 37.48%, respectively. The fluctuation in the income tax rate is attributable to the non-deductible portion of the provision for settlement described in Note 9-Contingencies to the Consolidated Condensed Financial Statements as of July 31, 2009 and the change in the non-taxable investment income, events that do not have tax consequences.

Liquidity and Capital Resources

The Company had working capital of $45,844,000 as of July 31, 2009 and $88,173,000 as of July 31, 2008.  Working capital as of July 31, 2009 has been reduced by a settlement reserve provision of $47,706,000 relating to the SEC investigation.  Cash and short-term securities were $106,474,000 as of July 31, 2009 and $123,853,000 as of July 31, 2008.

The Company’s cash and cash equivalents includes $52,041,000 at July 31, 2009 which is invested in the Value Line U.S. Government Money Market Fund.  The U.S. Government Money Market Fund operates under Rule 2a-7 of the Investment Company Act of 1940 and has a portfolio average maturity of under 90 days.  The Company’s U.S. Government Money Market Fund also participates in the Treasury Guarantee Program for money market funds through September 18, 2009.  There have been no delays in redemption payments from this fund.  The fund’s portfolio primarily includes U.S. government agency securities, U.S. Treasuries, certificate of deposits fully backed by the FDIC, and repurchase agreements collateralized with U.S. Treasuries in which the custodian physically takes possession of the collateral.

Cash from operating activities

The Company’s cash flow from operations of $4,673,000 for the three months ended July 31, 2009 was 25% below cash flow from operations of $6,201,000 for the three months ended July 31, 2008.  The primary change was the timing of maturity of fixed income securities within the Company’s trading portfolio, partially offset by an increase in accrued expenses due to the timing of payments to vendors.

Cash from investing activities

The Company’s cash inflow from investing activities of $7,891,000 for the three months ended July 31, 2009 was 151% higher than cash inflow from investing activities of $3,139,000 for the three months ended July 31, 2008.  The significant increase in cash inflows is a result of the maturity of fixed income securities during the first three months ended July 31, 2009.  A portion of these proceeds was redeployed into fixed income government debt securities during the first quarter of fiscal year 2010.

Cash from financing activities

The Company’s net cash outflow from financing activities of $2,994,000 as of July 31, 2009 didn’t change from the prior fiscal year. It represents a quarterly dividend of $.30 per share paid in May 2009 for the dividend declared during the last quarter of fiscal 2009. At the July 2009 board meeting, the board approved a reduced quarterly dividend of $.20 per share, a decrease of $0.10 or 33% per share, paid in August 2009.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted  liquidity needs including operations and the provision for the SEC investigation.  Management does not anticipate any borrowing in fiscal 2010.

Critical Accounting Estimates and Policies

The Company’s Critical Accounting Estimates and Policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended April 30, 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

The Company’s Consolidated Condensed Balance Sheet includes a substantial amount of assets whose fair values are subject to market risks.  The Company’s significant market risks are primarily associated with interest rates and the credit worthiness of the issuer.  The following sections address the significant market risks associated with the Company’s business activities.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)
		6 mo.	6 mo.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of July 31, 2009
Investments in securities with fixed maturities	$53,968	$53,063	$53,360	$52,686	$52,974

As of April 30, 2009
Investments in securities with fixed maturities	$63,729	$62,573	$62,966	$61,796	$62,222

Management regularly monitors the maturity structure of the Company’s investments in debt securities in order to maintain an acceptable price risk associated with changes in interest rates.

Credit Worthiness of Issuer

The Company’s investments consist primarily of U.S. Treasury Notes and pre-refunded municipal securities backed by U.S. Treasury Notes.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.

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

Value Line, Inc.
(Registrant)

Date: September 11, 2009	By: s/Jean Bernhard Buttner
Jean Bernhard Buttner
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2009	By: s/Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer
(Principal Financial Officer)