Form 10-Q
period 2009-10-31
VALUE LINE INC
filed 2009-12-15
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Common stock, $.10 par value	9,981,600 Shares

VALUE LINE INC.

TABLE OF CONTENTS

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Oct. 31,	Apr. 30,
	2009	2009
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $60,575 and $42,068, respectively)	$60,968	$42,936
Trading securities	7,035	17,203
Securities available for sale	37,753	46,526
Accounts receivable, net of allowance for doubtful accounts of $47 and $47, respectively	2,317	2,353
Receivable from affiliates	1,670	1,312
Prepaid and refundable income taxes	1,920	-
Prepaid expenses and other current assets	804	1,047
Deferred income taxes	5,326	493
Total current assets	117,793	111,870
Long term assets
Property and equipment, net	4,373	4,474
Capitalized software and other intangible assets, net	658	1,211
Deferred income taxes	4,847	-
Total long term assets	9,878	5,685
Total assets	$127,671	$117,555
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,986	$2,865
Accrued salaries	1,510	1,438
Dividends payable	1,996	2,994
Accrued taxes payable	-	392
Reserve for settlement	47,706	-
Unearned revenue	20,281	23,742
Total current liabilities	75,479	31,431
Long term liabilities
Unearned revenue	4,556	5,255
Total long term liabilities	4,556	5,255

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	45,744	78,935
Treasury stock, at cost (18,400 shares on 10/31/09 and 4/30/09)	(354)	(354)
Accumulated other comprehensive income, net of tax	255	297
Total shareholders' equity	47,636	80,869
Total liabilities and shareholders' equity	$127,671	$117,555

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Income/(Loss)
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended		Six months ended
	October 31,		October 31,
	2009	2008	2009	2008

Revenues:
Investment periodicals and related publications	$9,156	$9,956	$18,477	$20,293
Copyright data fees	828	1,239	1,595	2,920
Investment management fees & services	4,882	7,132	9,582	15,327

Total revenues	14,866	18,327	29,654	38,540

Expenses:
Advertising and promotion	2,412	3,328	4,492	6,569
Salaries and employee benefits	4,264	4,809	8,551	9,666
Production and distribution	1,389	1,459	2,566	2,989
Office and administration	3,366	2,465	5,690	5,585
Provision for settlement	-	-	47,706	-

Total expenses	11,431	12,061	69,005	24,809

Income/(loss) from operations	3,435	6,266	(39,351)	13,731
Income from securities transactions, net	151	10,084	369	10,716

Income/(loss) before income taxes	3,586	16,350	(38,982)	24,447
Provision for income taxes/(benefit)	1,205	5,808	(9,783)	8,843

Net income/(loss)	$2,381	$10,542	$(29,199)	$15,604

Earnings/(loss) per share, basic & fully diluted	$0.23	$1.05	$(2.93)	$1.56

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months
	ended
	October 31,	October 31,
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(29,199)	$15,604

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	403	621
Amortization of bond premiums	605	-
Gains on sales of trading securities and securities available for sale	(74)	(9,389)
Unrealized losses on trading securities	200	197
Deferred income taxes	(9,658)	(69)
Writedown of software	720	-

Changes in assets and liabilities:
Proceeds from sales of trading securities	9,894	9,026
Purchases of trading securities	-	(6,583)
Decrease in unearned revenue	(4,160)	(3,371)
Decrease in deferred charges	-	110
Increase in reserve for settlement	47,706	-
Increase/(decrease) in accounts payable and accrued expenses	1,121	(1,243)
(Decrease)/increase in accrued salaries	72	(10)
Decrease in accrued taxes payable	(392)	(103)
Increase in prepaid and refundable income taxes	(1,920)	-
Decrease in prepaid expenses and other current assets	243	125
Decrease in accounts receivable	36	206
Decrease/(increase) in receivable from affiliates	(358)	504
Total adjustments	44,438	(9,979)
Net cash provided by operating activities	15,239	5,625

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	26,502	14,669
Proceeds from sales of equity securities	-	37,755
Purchase of fixed income securities	(18,250)	(20,598)
Purchases of equity securities	-	(9)
Acquisition of property and equipment	(50)	(150)
Expenditures for capitalized software	(419)	(177)
Net cash provided by investing activities	7,783	31,490

Cash flows from financing activities:
Dividends paid	(4,990)	(6,988)
Net cash used in financing activities	(4,990)	(6,988)
Net increase in cash and cash equivalents	18,032	30,127
Cash and cash equivalents at beginning of year	42,936	8,955
Cash and cash equivalents at end of period	$60,968	$39,082

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Six Months Ended October 31, 2009
(in thousands, except share amounts)
(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income	Total

Balance at April 30, 2009	9,981,600	$1,000	$991	$(354)		$78,935	$297	$80,869

Comprehensive income
Net loss					$(29,199)	(29,199)		(29,199)
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(42)		(42)	(42)
Comprehensive income					$(29,241)
Dividends declared						(3,992)		(3,992)
Balance at October 31, 2009	9,981,600	$1,000	$991	$(354)		$45,744	$255	$47,636

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Six Months Ended October 31, 2008
(in thousands, except share amounts)
(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income/(loss)	Total

Balance at April 30, 2008	9,981,600	$1,000	$991	$(354)		$70,954	$15,263	$87,854

Comprehensive income
Net income					$15,604	15,604		15,604
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(15,709)		(15,709)	(15,709)
Comprehensive income					$(105)
Dividends declared						(7,986)		(7,986)
Balance at October 31, 2008	9,981,600	$1,000	$991	$(354)		$78,572	$(446)	$79,763

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

Accounting Standards Codification (ASC):
During the second quarter of 2010, the Company adopted the FASB’s Accounting Standards Codification (ASC). The FASB’s ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. The FASB ASC reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. Although not the official source, it also includes relevant portions of authoritative SEC guidance that follows the same topical structure in separate sections in the Codification. The financial statements of the Company have been updated to reflect the relevant references to the FASB’s ASC.

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
The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds. The management fees for the non-mutual fund asset management clients are calculated by the Company based on the asset valuations provided by third party custodians.
The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940. Shareholder transactions for the Value Line Mutual Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open. Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they generally have a 30 day advance notice requirement for termination of the account.
Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan. Expenses incurred by EULAV Securities, Inc. ("ESI") (formerly, Value Line Securities, Inc. ("VLS")), the distributor of the Value Line Funds, include payments to securities dealers, banks, financial institutions and other organizations (including an allocation of VLI expenses), that provide distribution, marketing, and administrative services with respect to the distribution of the Value Line Funds. Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus (see Note 6).

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Valuation of Securities:

The Company's securities classified as available for sale consist of shares of the Value Line Funds and government debt securities accounted for in accordance with the requirements of the "Fair Value Measurements Topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC)".  The securities available for sale and trading securities reflected in the consolidated condensed financial statements are valued at market and unrealized gains and losses on securities classified as available for sale, net of applicable taxes, are reported as a separate component of Shareholders' Equity. Unrealized gains and losses on trading securities are included in the Statement of Income. Realized gains and losses on sales of the securities classified as available for sale are recorded in earnings on the trade date and are determined on the identified cost method.
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
Effective for fiscal 2009, the Company adopted the Fair Value Measurements Topic of the FASB Accounting Standards Codification that defines fair value as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment. The  Fair Value Measurements Topic established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the information that market participants would use in pricing the asset or liability, including assumptions about risk. Examples of risks include those inherent in a particular valuation technique used to measure fair value such as the risk inherent in the inputs to the valuation technique. Inputs are classified as observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the factors market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below.
Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The valuation techniques used by the Company to measure fair value during the six months ended October 31, 2009 for Level 1 securities consisted exclusively of quoted prices.
The securities valued as Level 2 investments consist of municipal bonds (that are pre-refunded by U.S. Treasury securities) and other U.S. Treasury securities. Valuation techniques used by the Company to measure fair value for government securities during the period consisted primarily of third party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.  When necessary, the third party services use discounted future cash flows to calculate the net present value.
The following is a summary of the inputs used as of October 31, 2009 in valuing the Company’s investments carried at fair value:

	(in thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Trading Securities	Investments in Securities Available for Sale
Level 1 - Quoted Prices	$60,575	$60,575	-	-
Level 2 - Other Significant Observable Inputs	$44,788	-	$7,035	$37,753
Level 3 - Significant Unobservable Inputs	-	-	-	-
Total	$105,363	$60,575	$7,035	$37,753

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended October 31, 2009, there were no Level 3 investments. The Company does not have any liabilities subject to Fair Value Measurement.

Advertising expenses:  The Company expenses advertising costs as incurred.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Reclassification:  Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Income Taxes:
The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB ASC. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Condensed Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse.
The Income Tax Topic of the FASB ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2009, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no impact to the Company's financial statements.

Earnings per share:  Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents:  For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October  31, and April 30, 2009 cash equivalents included $60,575,000 and $42,068,000, respectively, invested in the Value Line U.S. Government Money Market Fund.  The Value Line Cash Fund was renamed the U.S. Government Money Market Fund in August 2009.

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
Trading Securities:
Trading securities held by the Company at October 31, 2009 that consisted entirely of government debt securities had an amortized cost of $6,928,000 and a market value of $7,035,000. Trading securities held by the Company at April 30, 2009 had an aggregate cost of $17,133,000 and a market value of $17,203,000. The proceeds from sales of trading securities during the six months ended October  31, 2009 were $9,894,000 and the related net realized trading gains amounted to $94,000. The proceeds from sales of trading securities during the six months ended October 31, 2008 were $9,026,000 and the related net realized trading losses amounted to $126,000. The net change in unrealized losses for the period ended October 31, 2009, and October 31, 2008, of $200,000 and $197,000, respectively, were included in the Consolidated Condensed Statement of Income.

Securities Available for Sale
Equity Securities:

The Company sold its portfolio of equity securities during the second quarter ended October 31, 2008 and did not hold any equity securities as of October 31, 2009, and April 30, 2009.
During the six months ended October 31, 2008, proceeds of $37,755,000 were received from sales of equity securities.  During the second quarter of fiscal 2009, $9,600,000 of net capital gains were reclassified from Accumulated Other Comprehensive Income to the Consolidated Condensed Statement of Income.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of federal, state, and local government securities within the United States. The aggregate cost and fair value at October 31, 2009 for government debt securities classified as available for sale were as follows:

	(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains
Due within 1 year	$17,367	$17,424	$57
Due 1 year through 5 years	19,992	20,329	337
Total investment in government debt securities	$37,359	$37,753	$394

The aggregate cost and fair value at April 30, 2009 for government debt securities classified as available for sale were as follows:

		(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains
Due within 1 year	$8,593	$8,599	$6
Due 1 year through 5 years	37,474	37,927	453
Total investment in government debt securities	$46,067	$46,526	$459

The decrease in gross unrealized gain on fixed income securities classified as available for sale of $65,000 net of deferred income tax of $23,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of October 31, 2009. The increase in gross unrealized gain on fixed income securities classified as available for sale of $625,000 net of deferred income tax of $220,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of April 30, 2009.
The average yield on the Government debt securities classified as available for sale at October 31, 2009 and April  30, 2009 was 2.29% and 2.52%, respectively.
Proceeds from sales of government debt securities classified as available for sale during the six months ended October 31, 2009 and 2008 were $26,502,000 and $14,669,000, respectively. During the six months ended October 31, 2009 and 2008, losses on sales of fixed income securities of $20,000 and $85,000, respectively, were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Condensed Statement of Income.
For the six months ended October 31, 2009 and 2008, income from securities transactions also included $3,000 and $156,000 of dividend income; $526,000 and $1,388,000 of interest income, net of bond amortization.

Note 3-Supplementary Cash Flow Information:

Cash payments for income taxes were $2,400,000 and $8,946,000 for the six months ended October 31, 2009 and 2008, respectively.

Note 4-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan that provides for a discretionary annual Company contribution.

Note 5-Comprehensive Income:

The Financial Accounting Standards Board ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.
At October 31, 2009 and 2008, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

	(in thousands)
	Before	Tax (Expense)	Net of
Six months ended October 31, 2009	Tax Amount	or Benefit	Tax Amount

Unrealized Gains/(Losses) on Securities:
Unrealized Holding Gains/(Losses)	$(84)	30	$(54)
Add: Reclassification adjustments for losses realized
in net income	20	(8)	12
Other Comprehensive income	$(64)	$22	$(42)

	(in thousands)
	Before	Tax (Expense)	Net of
Six months ended October 31, 2008	Tax Amount	or Benefit	Tax Amount
Unrealized Gains/(Losses) on Securities:
Unrealized Holding Gains/(Losses)	$(14,637)	$5,153	$(9,484)
Add: Reclassification adjustments for losses realized
in net income	99	(35)	64
Less: Reclassification adjustments for gains realized
in net income	(9,614)	3,325	(6,289)
Other Comprehensive income	$(24,152)	$8,443	$(15,709)

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
For the six months ended October 31, 2009 and 2008, investment management fees and 12b-1 service and distribution fees amounted to $9,468,000 and $14,825,000, respectively, which took into account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $2,083,000 and $3,362,000 earned by ESI during the six months ended October 31, 2009 and 2008, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $1,656,000 and $1,475,000 at October 31 and April 30, 2009, respectively.
For the six months ended October 31, 2009 and 2008, total management fee waivers were $436,000 and $101,000, respectively, and service and distribution fee waivers were $1,361,000 and $1,658,000, respectively. The Company and its subsidiary, ESI, have no right to recoup the previously waived amounts of management fees and 12b-1 fees, excluding waived management fees for the U.S. Government Money Market Fund.  Any recoupment is subject to the provisions of the prospectus.
As of October 31, 2009, the Company had $60,575,000 invested in the Value Line U.S. Government Money Market Fund representing 31% of the fund's assets and 2% of all Value Line Funds assets. Purchases and redemptions routinely occur in the Value Line U.S. Government Money Market Fund as part of business operations of the Company.
For the six months ended October 31, 2009 and 2008, the Company was reimbursed $339,000 and $653,000, respectively, for payments it made on behalf of and services it provided to the Parent. At October 31, 2009, the Receivables from the Parent amounted to $63,000. At April 30, 2009, Receivables from affiliates were reduced by the Payables to the Parent in the amount of $164,000. These transactions are in accordance with the expense sharing agreement with the parent and tax sharing arrangement as described in Note 7.
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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB ASC.

The provision for income taxes includes the following:
	Six months ended October 31,
	2009	2008
	(in thousands)
Current Tax Expense:
Federal	$-	$7,945
State and local	-	1,048
	-	8,993
Deferred Tax Expense (Benefit):
Federal	(7,787)	(126)
State and local	(1,996)	(24)
	(9,783)	(150)
Provision for income taxes	$(9,783)	$8,843

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's deferred tax assets is primarily the result of the tax benefit from its net operating loss to be utilized within the next year.
At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.
The overall effective income tax rate, as a percentage of pre-tax ordinary income, for the six months ended October 31, 2009 and 2008 was 25.11% and 36.17%, respectively. The fluctuation in the effective income tax rate is attributable to the non-deductible portion of the provision for settlement and non-taxable investment income, events that do not have tax consequences, recorded during the six months ended October 31, 2009.
The annual effective tax rate for fiscal 2010 could change due to a number of factors including but not limited to an increase or decrease in the ratio of income or loss to pre-tax items that does not have tax consequences, our geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with tax authorities. For the six months ended October 31, 2009, there were no new material uncertain positions.
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to pretax income as a result of the following:

	Six months ended October 31,
	2009	2008

U.S. statutory federal rate	35.00%	35.00%
Increase/(decrease) in tax rate from:
Tax effect of non-deductible portion of provision for settlement	-12.57%	0.00%
State and local income taxes, net of federal income tax benefit	3.33%	2.72%
Effect of tax exempt income and dividend deductions	0.96%	-1.57%
Other, net	-1.61%	0.02%
Effective income tax rate	25.11%	36.17%

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

Disclosure of Reportable Segment Profit/(Loss) and Segment Assets (in thousands)

	Six months ended October 31, 2009
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Copyright Data

Revenues from external customers	$20,072	$9,582	$29,654
Intersegment revenues	10	-	10
Income/(loss) from securities transactions	(43)	118	75
Depreciation and amortization	389	14	403
Segment profit/(loss) from operations *	5,726	(45,077)	(39,351)
Segment assets	11,965	16,384	28,349
Expenditures for segment assets	467	2	469

	Six months ended October 31, 2008
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Copyright Data
Revenues from external customers	$23,213	$15,327	$38,540
Intersegment revenues	8	-	8
Income/(loss) from securities transactions	(11)	175	164
Depreciation and amortization	594	23	617
Segment profit from operations	8,535	5,200	13,735
Segment assets	9,881	26,681	36,562
Expenditures for segment assets	327	-	327

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Reconciliation of Reportable Segment Revenues, Operating Profit/(Loss) and Assets

	(in thousands)
	Six months ended October 31,
	2009	2008
Revenues
Total revenues for reportable segments	$29,664	$38,548
Elimination of intersegment revenues	(10)	(8)
Total consolidated revenues	$29,654	$38,540
Segment profit/(loss) *
Total profit/(loss) for reportable segments	$(39,276)	$13,899
Add: Income from securities transactions related to corporate assets	294	10,552
Less: Depreciation related to corporate assets	-	(4)
Income/(loss) before income taxes	$(38,982)	$24,447
Assets
Total assets for reportable segments	$28,349	$36,562
Corporate assets	99,322	81,842
Consolidated total assets	$127,671	$118,404

* Fiscal 2010 includes a charge of $720,000 related to the writedown of development software and a provision for settlement of approximately $48 million included in the Investment Periodicals, Publishing and Copyright Data and Investment Management segments, respectively.

Note 9-Writedown of Software Development Costs:

During the second quarter of fiscal 2010, the Company expensed $720,000 of capitalized development costs related to a production software project that was determined to be no longer viable.

Note 10-Contingencies:

On September 3, 2008, the Company was served with a derivative shareholder's suit filed in New York County Supreme Court naming the Company's Directors and alleging breach of fiduciary duty and related allegations, all arising from the SEC matter. The complaint seeks return of remuneration by the Directors and other remedies. Plaintiff's counsel has agreed from time to time, most recently until February 1, 2010, to extend the defendants' time to answer, move, or otherwise respond to the complaint. Based on an evaluation of the case at this early stage, including communications with the Company's insurance carrier, it is not possible to estimate an amount or range of loss on the Company's financial statements.
A second derivative shareholder's suit was filed in New York County Supreme Court on or about November 9, 2009, naming certain current and former Company Directors and the Company's Parent as defendants.  This suit primarily restates the same or similar allegations and seeks similar remedies as were sought in the earlier derivative shareholder's suit served in September 2008.  Counsel for both Plaintiffs have since filed a motion to consolidate both cases.  The Company has advised its insurance carriers of these developments.

Note 11-Subsequent Events:

On November 4, 2009, the Company and its subsidiary settled the Securities and Exchange Commission investigation that has been previously reported in public filings back to 2005.  The settlement, in which the Company neither admits nor denies the investigation’s findings, primarily relates to commissions paid by nine Value Line equity mutual funds to an affiliated brokerage subsidiary from 1986 through November 2004.  The Company agreed to pay disgorgement in the amount of $24,168,979 (representing disgorgement of commissions received), prejudgment interest of $9,536,786, and a civil penalty in the amount of $10,000,000. The former CEO and the former CCO each agreed to pay a civil penalty.  In addition, under the settlement, the former CEO and the former CCO are barred from serving as officers or directors of a public company and from association with an investment adviser, broker-dealer or registered investment company subject, in the case of the former CEO, to a limited exception from the associational bar for a period of one year from the entry of the settlement Order to enable steps to be taken that will terminate her association with the Value Line mutual funds, asset management and distribution businesses.
Company management ended the mutual funds’ use of affiliated brokerage in 2004.  Pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, a fund will be created for VLI’s disgorgement, interest and penalty (“Fair Fund”). The Company will bear the costs associated with the Fair Fund distribution.

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

Business Environment

During the Company’s second quarter ended October 31, 2009, the global financial markets continued to rise from the March 2009 market lows.  The NASDAQ and the Dow Jones Industrial Average declined 39.1% and 38.6% respectively from the end of September 2008 to March 9, 2009. From that point to October 31, 2009, those indexes have rallied nearly 61% and 51% respectively.  For the calendar year ended October, 31, 2009 the NASDAQ and the Dow Jones Industrial Average were up 18.8% and 7.7% respectively.  With the recent market rally, our revenues associated with the asset management and copyright data businesses increased over the first quarter of fiscal year 2009, but the severe downturn and volatility in the financial markets throughout the prior fiscal year continue to negatively impact the Company’s revenues, assets under management and the assets attributable to third party copyright data partners as compared to the  second quarter and six months of the previous fiscal year.  Although we have not suffered a fundamental change in our business model, the environment remains challenging for our business.  In response, we continue to be diligent about our expense control.  The Company remains debt free with liquidity sufficient to endure the current economic recession in terms of anticipated liquidity needs.

Results of Operations

For the six months ended October 31, 2009 the Company’s net loss of $29,199,000 or $2.93 per share was $44,803,000 below net income of $15,604,000 or $1.56 per share for the six months ended October 31, 2008.  Net income for the second quarter ended October 31, 2009 of $2,381,000 or $0.23 per share was $8,161,000 or 77% below net income of $10,542,000 or $1.05 per share for the second quarter of the prior fiscal year. The operating loss of $39,351,000 for the six months ended October 31, 2009 was $53,082,000 below the operating income of $13,731,000 last fiscal year. The operating and net losses of the Company were a result of the Company recording a provision for settlement of $47,706,000 for settlement and related costs associated with the Securities and Exchange Commission (“SEC”) investigation.  Please refer to Note 11 – Subsequent Events within the Notes to the Consolidated Condensed Financial Statements.  Excluding the provision for settlement, operating income for the six months ended October 31, 2009 of $8,355,000 was $5,376,000 or 39% below last fiscal year and operating income of $3,435,000 for the second quarter ended October 31, 2009 was $2,831,000 or 45% below operating income of $6,266,000 for the second quarter of the prior fiscal year.  Inclusive of the $47,706,000 provision for settlement, shareholders’ equity of $47,636,000 at October 31, 2009 was 40% lower than shareholders’ equity of $79,763,000 at October 31, 2008.

The following table illustrates the key earnings figures for the three and six months ended October 31, 2009 and 2008.

	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	Percentage Change	2009	2008	Percentage Change
(in thousands, except earnings per share)			FY 10 vs. 09			FY 10 vs.09
Earnings/(loss) per share	$0.23	$1.05	-78.1%	$(2.93)	$1.56	-287.8%
Net income/(loss)	$2,381	$10,542	-77.4%	$(29,199)	$15,604	-287.1%
Operating income/(loss)	$3,435	$6,266	-45.2%	$(39,351)	$13,731	-386.6%
Operating expenses	$11,431	$12,061	-5.2%	$69,005	$24,809	178.1%
Income from securities transactions, net	$151	$10,084	-98.5%	$369	$10,716	-96.6%

Operating revenues which consist of investment periodicals and related publications revenues, copyright data fees, and investment management fees and services declined for the quarter and fiscal year to date compared to the previous year.

	Operating Revenues
	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	Percentage Change	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09			FY 10 vs. 09
Investment periodicals and related publications	$9,156	$9,956	-8.0%	$18,477	$20,293	-8.9%
Copyright data fees	$828	$1,239	-33.2%	$1,595	$2,920	-45.4%
Investment management fees and services	$4,882	$7,132	-31.5%	$9,582	$15,327	-37.5%
Total operating revenues	$14,866	$18,327	-18.9%	$29,654	$38,540	-23.1%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues were down $1,816,000 or 9% for the six months ended October 31, 2009 as compared to the first six months of the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients. As of October 31, 2009, total company-wide circulation has dropped more than 16% compared to the previous fiscal year.  Overall renewal rates for the flagship product, The Value Line Investment Survey are 71%, up slightly from 70% a year earlier.  Even so, the Company is not adding enough new subscribers to offset the subscribers that choose not to renew.  The Company has been fortunate that electronic investment periodicals revenues from institutional sales have increased $327,000 or 10% from the previous year. Fiscal year gross institutional sales through October 31, 2009 were $4,013,000, up $359,000 or 10% from the previous fiscal year.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

	Subscription Revenues
Six Months Ended October 31,	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Print publication revenues	$12,075	$13,917	-13.2%
Electronic publication revenues	$6,402	$6,376	0.4%
Total investment periodicals and related publications revenues	$18,477	$20,293	-8.9%
Unearned revenues (short and long term)	$24,837	$29,159	-14.8%

For the six months ended October 31, 2009 print publication revenues decreased $1,842,000 or 13% from the last fiscal year for the reasons described earlier.  Print circulation, which has always dominated our subscription base, has fallen 16% from the last fiscal year.  Electronic publications revenues were up $26,000 for the six months ended October 31, 2009.  All the retail electronic services continued to decline in circulation from the prior fiscal year.

The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the six months ended October 31, 2009, institutional revenues increased $327,000 or 10%, while revenues from retail subscribers were down $301,000 or 10% as compared to the six months ended October 31, 2008.  The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to boost sales to colleges, libraries and money managers.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”) has historically been a prominent component in the Company’s flagship product, The Value Line Investment Survey, and is also the foundation on which much of the Company’s copyright data business is derived.  Unfortunately, in the volatile market of the past year the Ranking System has not performed up to historical standards.  As stated in other recent quarterly filings, while the Ranking System has gone through brief periods of underperformance before, the rapid and severe price actions in the markets in 2009 appear to have favored short-term investing, as investors bought well known names whose earnings have plunged but whose stock prices were cheap in hoping the stock prices will rebound.  This has been seen in the overall market recovery and such stocks are generally not well ranked by Value Line because the Ranking System emphasizes earnings results and price momentum.  The Ranking System is designed to be predictive over a six to 12 month period.  Over the year ended October 31, 2009, the Ranking System results were in reverse order, with the rank 5 stocks (lowest ranks) rebounding quickly after being beaten down in the market decline of last year, to outperform the rank 1, 2, 3 and 4 stocks.  If the market remains as volatile in the coming quarters as it was last year, or if fundamental market factors result in longer-term deterioration of the Ranking System’s predictive performance, the Ranking System may continue to struggle. This may hurt subscription revenues and copyright data fees.  The Company and its quantitative research staff continue to work diligently to improve the Ranking System’s predictive performance although no assurances are possible.

Copyright Data Fees

Copyright data fees have decreased $1,325,000 or 45% for the six months ended October 31, 2009 as compared to the six months ended October 31, 2008.  As of October 31, 2009, total third party sponsored assets were attributable to four contracts for copyright data and represent $2.4 billion in various products as compared to four contracts and $3.7 billion in assets last fiscal year, representing a 36% decline in assets year over year.  The combination of the underperformance by the Ranking System and the broad and deep declines in the equity markets from late 2008 and early 2009 significantly impacted assets of the third party sponsors that are customers of our copyright data business which resulted in lower asset based fees paid to the Company.  The Company believes the growth of the business is dependent upon the desire of third parties to use the Value Line proprietary research for their products. Today this market is significantly more competitive as a result of product diversification and growth of the use of indexes by portfolio managers.  Copyright data fees have been a critical component of the Company’s plan to replace shrinking publishing revenues but no new contracts have been added this fiscal year to date.  Unless the Ranking System’s predictive performance improves, we anticipate copyright data revenues will continue to underperform.

Investment management fees and distribution services revenues

While the rebound in the financial markets has boosted overall assets, the rapid decline in the markets from a year ago and net redemptions have resulted in a contraction of 9% in the net assets of the Value Line Funds.  The following tables illustrate the total fund assets as of October 31, 2009 as compared to October 31, 2008.

	Total Net Assets
At October 31,	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Equity funds	$1,987,820	$2,212,011	-10.1%
Fixed income funds	$254,123	$231,834	9.6%
Money market fund	$195,371	$241,624	-19.1%
Total net assets	$2,437,314	$2,685,469	-9.2%

As a result of the decline in assets under management year to year, investment management fees and distribution services revenues for the six months ended October 31, 2009 were down $5,745,000 or 38% below the prior fiscal year.  Management fees for the six months ended October 31, 2009 were down $4,078,000 or 36% as compared to the prior fiscal year. There was a net decrease of $1,279,000 or 38% in distribution services revenues (12b-1 fees).  During the period, contractual fee waivers have existed for most of the Value Line Funds. For the six months ended October 31, 2009 and 2008, 12b-1 fee waivers were $1,361,000 and $1,658,000, respectively.  For the six months ended October 31, 2009 and 2008, management fee waivers were $436,000 and $101,000, respectively.  Twelve of the fourteen funds have all or a portion of the 12b-1 fees being waived and five of the fourteen funds have partial management fee waivers in place.  With very limited exception, the Company and its subsidiaries have no right to recoup the previously waived management fees and 12b-1 fees.

Of the fourteen funds managed by the Company, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

The table below shows the assets in the equity funds broken down into the two channels in which the equity funds are available.

Equity Fund Net Assets (Variable Annuity and Open End Equity Funds)
At October 31,	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09
Variable annuity assets (GIAC)	$472,243	$521,810	-9.5%
All other open end equity fund assets	$1,515,577	$1,690,201	-10.3%
Total equity fund net assets	$1,987,820	$2,212,011	-10.1%

As of October 31, 2009, one of the six equity mutual funds, excluding SAM and Centurion, had a four star rating by Morningstar, Inc. as compared to five of the six equity funds, which had four or five stars a year ago.  The equity funds had net redemptions for the six months ended October 31, 2009, as compared to net sales the previous year.  As of October 31, 2009, shareholder accounts declined 17% from the previous year to 165,241 from 200,624.  The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc.  The Company believes the accounts that are held at fund supermarkets may be vulnerable based on under performance and lingering concerns about the recently settled SEC investigation (described in Subsequent Events Footnote 11), as investment advisors or prospects may choose to redeem existing investments or not make further investments.

The Value Line fixed income mutual fund assets (excluding the Value Line U.S. Government Money Market Fund, formerly the Value Line Cash Fund), represent 10% of total mutual fund assets at October 31, 2009 and are up 10% from the previous year.  Value Line U.S. Government Money Market Fund assets represent 8% of the total fund assets at October 31, 2009 and have decreased 19% from the previous year, primarily as a result of cash held by the Company and its Parent being redeployed into other fixed income investments such as pre-refunded municipal bonds and U.S. Treasury securities. Subsequent to the quarter ended October 31, 2009, the Company reduced its cash held in the U.S. Government Money Market Fund by approximately $44 million as a result of the SEC settlement payment being paid in November 2009.

Shareholder transactions for the Value Line Mutual Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.

Separately managed accounts revenues decreased $389,000 or 77% for the six months ended October 31, 2009 as compared to the six months ended October 31, 2008 primarily due to market decline in the portfolios and the loss of a large account at the end of the last fiscal year.  The Company’s separately managed accounts as of October 31, 2009 have $55 million in assets, down from $154 million at October 31, 2008.  Of the $55 million, $29 million is affiliated with the Parent.  Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they generally have a 30 day advance notice requirement for termination of the account.  The Company did not add any new accounts thus far during the fiscal year 2010 and subsequent to the end of the second quarter lost one small account.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration. For fiscal 2010, expenses include a Provision for Settlement of $47,706,000, which is described earlier in Results of Operations and in Note 11 of the Consolidated Condensed Financial Statements.  Operating expenses of $69,005,000 for the six months ended October 31, 2009 were $44,196,000 above operating expenses of $24,809,000 last fiscal year. For the six months ended October 31, 2009, operating expenses excluding the Provision for Settlement with the SEC of $21,299,000 were $3,510,000 or 14% below operating expenses last fiscal year. Operating expenses of $11,431,000 for the second quarter ended October 31, 2009 were $630,000 or 5% below operating expenses of $12,061,000 for the second quarter of the prior fiscal year.

Advertising and promotion
	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	Percentage Change	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09			FY 10 vs. 09
Advertising and promotion	$2,412	$3,328	-27.5%	$4,492	$6,569	-31.6%

Advertising and promotion expenses for the six months ended October 31, 2009 decreased $2,077,000 as compared to the six months ended October 31, 2008. Within the investment management segment, supermarket and Guardian (GIAC) platform expenses associated with the distribution of the mutual funds decreased $1,027,000 or 27% below the prior year due to the decline in assets under management.  In fiscal 2010, the Company reduced print advertising promoting the mutual funds due to the volatility in the marketplace.  For the six months ended October 31, 2009, media advertising decreased $586,000, from the six months ended October 31, 2008.  Within the publishing segment, costs associated with direct mail decreased $339,000 or 26% below last fiscal year, due to increased efficiency in the selection of direct mail lists and a reduction in the overall number of pieces mailed year to year.

Salaries and employee benefits
	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	Percentage Change	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09			FY 10 vs. 09
Salaries and employee benefits	$4,264	$4,809	-11.3%	$8,551	$9,666	-11.5%

Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing.  Some duplication of effort has been eliminated and certain tasks, such as selected data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost. Salaries and employee benefits decreased by $1,115,000 from the previous year, primarily due to the Company’s decision to not contribute to the Value Line Profit Sharing Plan for fiscal year 2009 and overall staff reductions.

Production and distribution
	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	Percentage Change	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09			FY 10 vs. 09
Production and distribution	$1,389	$1,459	-4.8%	$2,566	$2,989	-14.2%

Production and distribution expenses for the six months ended October 31, 2009 were $423,000 below expenses for the six months ended October 31, 2008.  Amortized software costs decreased $195,000 below last fiscal year due to a reduction in prior year expenditures for capitalized costs.  In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.  The Company continues to seek purchasing alternatives, more economical delivery methods for the products, and additional ways to reduce the costs of production and distribution.

Office and administration
	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	Percentage Change	2009	2008	Percentage Change
(in thousands)			FY 10 vs. 09			FY 10 vs. 09
Office and administration	$3,366	$2,465	36.6%	$5,690	$5,585	1.9%

Office and administration expenses for the six months ended October 31, 2009 were $105,000 above expenses for the six months ended October 31, 2008.  During the second quarter of fiscal 2010, the Company expensed $720,000 of capitalized development costs related to a software production project that was determined was no longer viable.  The write-off was partially offset by a decrease in professional fees. Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.

Segment Operating Profit

The Company operates in two business segments, Investment Periodicals, Publishing & Copyright Data and Investment Management.

	Investment Periodicals, Publishing & Copyright Data			Investment Management
	Six Months Ended October 31,			Six Months Ended October 31,
	2009	2008	Percentage Change	2009	2008	Percentage Change *
(in thousands)			FY 10 vs. 09			FY 10 vs. 09
Segment revenues from external customers	$20,072	$23,213	-13.5%	$9,582	$15,327	-37.5%
Segment profit/(loss) from operations	$5,726	$8,535	-32.9%	$(45,077)	$5,200	NMF
Segment profit margin from operations	28.5%	36.8%	-22.4%	NMF	33.9%	NMF

* NMF – not meaningful figure

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

Investment Management

Revenues from the Company’s Investment Management business segment declined significantly from the previous fiscal year primarily due to the decline in investment management fees from the Company’s family of mutual funds that was a direct result of the deterioration in the underlying assets under management and fee waivers. Segment operating profit and operating profit margin are negative for the quarter ended October 31, 2009 due to the provision for settlement relating to the SEC investigation described in Note 11 – Subsequent Events within the Notes to Consolidated Condensed Financial Statements.

Income from Securities Transactions, net

During the six months ended October 31, 2009 the Company’s income from securities transactions, net, of $369,000 was $10,347,000 or 97% below income from securities transactions, net, of $10,716,000 during the six months ended October 31, 2008.  Income from securities transactions, net, includes dividend and interest income of $529,000 at October 31, 2009 that was $1,015,000 or 66% below income of $1,544,000 for the six months ended October 31, 2008 primarily due to lower yields on the Value Line US Government Money Market Fund and government debt securities portfolio.  Capital losses, net of capital gains during the six months ended October 31, 2009 were $126,000. Capital gains, net of capital losses during the six months ended October 31, 2008 were $9,192,000, which included a realized capital gain of $9,600,000 from the sale of the Company’s entire equity securities portfolio.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the six months ended October 31, 2009 and October 31, 2008 was 25.11% and 36.17%, respectively. The fluctuation in the income tax rate is attributable to the non-deductible portion of the provision for settlement described in Note 11 - Subsequent Events to the Consolidated Condensed Financial Statements as of October 31, 2009 and the change in the non-taxable investment income, events that do not have tax consequences.

Liquidity and Capital Resources

The Company had working capital of $42,314,000 as of October 31, 2009 and $80,314,000 as of October 31, 2008.  Working capital as of October 31, 2009 has been reduced by a settlement reserve provision of $47,706,000 relating to the SEC investigation of which $43.7 million has been paid in November 2009.  Cash and short-term securities were $105,756,000 as of October 31, 2009 and $106,762,000 as of October 31, 2008.

The Company’s cash and cash equivalents includes $60,575,000 at October 31, 2009 which is invested in the Value Line U.S. Government Money Market Fund.  The U.S. Government Money Market Fund operates under Rule 2a-7 of the Investment Company Act of 1940 and has a portfolio average maturity of under 90 days.  There have been no delays in redemption payments from this fund.  The fund’s portfolio primarily includes U.S. government agency securities, U.S. Treasuries, certificate of deposits, and repurchase agreements collateralized with U.S. Treasuries in which the custodian physically takes possession of the collateral.

Cash from operating activities

The Company’s cash flow from operations of $15,239,000 for the six months ended October 31, 2009 was 171% above cash flow from operations of $5,625,000 for the six months ended October 31, 2008.  The primary change was the decline in purchases of fixed income securities within the Company’s trading portfolio, and an increase in accrued expenses due to the timing of payments to vendors.  Cash flow from operations during the second quarter of fiscal 2010 also includes the prepayment  of income taxes that are refundable.

Cash from investing activities

The Company’s cash inflow from investing activities of $7,783,000 for the six months ended October 31, 2009 was 75% lower than cash inflow from investing activities of $31,490,000 for the six months ended October 31, 2008.  The significant decrease in cash inflows is a result of sales of the Company’s entire equity portfolio during the first six months of the fiscal year 2009, partially offset by the proceeds from maturity of fixed income securities during the first six months ended October 31, 2009.

Cash from financing activities

The Company’s net cash outflow from financing activities of $4,990,000 as of October 31, 2009 was 29% lower than cash outflow from financing activities of $6,988,000 for the six months ended October 31, 2008. The change in cash outflow represents a decline in the second quarter dividend to $0.20 from $0.40 per share during fiscal 2010 and fiscal 2009, respectively.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted  liquidity needs including operations and the provision for the $43,706,000 SEC settlement paid during November 2009.  Management does not anticipate any borrowing in fiscal 2010.

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

Interest Rate Risk

The Company’s strategy has been to acquire debt securities with low credit risk.  Despite this strategy management recognizes and accepts the possibility that losses may occur.  To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing in less than three years.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)
		6 mo.	6 mo.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of October 31, 2009
Investments in securities with fixed maturities	$44,788	$44,130	$44,315	$43,825	$44,016

As of April 30, 2009
Investments in securities with fixed maturities	$63,729	$62,573	$62,966	$61,796	$62,222

Management regularly monitors the maturity structure of the Company’s investments in debt securities in order to maintain an acceptable price risk associated with changes in interest rates.

Credit Worthiness of Issuer

The Company’s investments consist primarily of U.S. Treasury Notes and pre-refunded municipal securities backed by U.S. Treasury Securities.

Item 4.  CONTROLS AND PROCEDURES

(a)
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

The Company’s management has evaluated, with the participation of the Company’s Acting Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)
The registrant’s principal executive officer and principal financial officer have determined that there have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Notes 10 and 11 of the consolidated condensed financial statements for discussion of legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.

Item 6.  Exhibits

31.1 Certificate of Acting Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Joint Acting Chief Executive Officer/Chief Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: December 15, 2009	By:	s/Howard A. Brecher
Howard A. Brecher
Acting Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2009	By:	s/Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer
(Principal Financial Officer)