Form 10-Q
period 2010-01-31
VALUE LINE INC
filed 2010-03-12
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2010

Common stock, $.10 par value	9,981,600 Shares

VALUE LINE INC.
TABLE OF CONTENTS

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Part I - Financial Information
Item 1. Financial Statements	Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Jan. 31,	Apr. 30,
	2010	2009
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $13,805 and $42,068, respectively)	$14,224	$42,936
Trading securities	6,375	17,203
Securities available for sale	44,287	46,526
Accounts receivable, net of allowance for doubtful accounts of $58 and $47, respectively	2,239	2,353
Receivable from affiliates	1,897	1,312
Prepaid and refundable income taxes	1,920	-
Prepaid expenses and other current assets	1,020	1,047
Deferred income taxes	6,235	493

Total current assets	78,197	111,870

Long term assets
Property and equipment, net	4,307	4,474
Capitalized software and other intangible assets, net	631	1,211
Deferred income taxes	2,626	-

Total long term assets	7,564	5,685

Total assets	$85,761	$117,555

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,709	$2,865
Accrued salaries	1,316	1,438
Dividends payable	1,996	2,994
Accrued taxes payable	-	392
Reserve for settlement	4,000	-
Unearned revenue	21,311	23,742

Total current liabilities	32,332	31,431

Long term liabilities
Unearned revenue	4,259	5,255

Total long term liabilities	4,259	5,255

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	47,313	78,935
Treasury stock, at cost (18,400 shares on 1/31/10 and 4/30/09)	(354)	(354)
Accumulated other comprehensive income, net of tax	220	297

Total shareholders' equity	49,170	80,869

Total liabilities and shareholders' equity	$85,761	$117,555

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended		Nine months ended
	Jan. 31,		Jan. 31,
	2010	2009	2010	2009

Revenues:
Investment periodicals and related publications	$8,864	$10,048	$27,343	$30,341
Copyright data fees	883	683	2,477	3,603
Investment management fees & services	4,825	5,125	14,407	20,452

Total revenues	14,572	15,856	44,227	54,396

Expenses:
Advertising and promotion	2,440	2,435	6,933	9,004
Salaries and employee benefits	4,084	4,499	12,634	14,165
Production and distribution	1,330	1,445	3,895	4,434
Office and administration	2,135	2,857	7,825	8,442
Provision for settlement	-	-	47,706	-

Total expenses	9,989	11,236	78,993	36,045

Income/(loss) from operations	4,583	4,620	(34,766)	18,351
Income from securities transactions, net	185	927	553	11,643

Income/(loss) before income taxes	4,768	5,547	(34,213)	29,994
Provision for income taxes/(benefit)	1,198	1,815	(8,580)	10,658

Net income/(loss)	$3,570	$3,732	$(25,633)	$19,336

Earnings/(loss) per share, basic & fully diluted	$0.36	$0.38	$(2.57)	$1.94

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements	Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months
	ended
	Jan. 31,	Jan. 31,
	2010	2009
Cash flows from operating activities:
Net (loss)/income	$(25,633)	$19,336

Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	548	882
Amortization of bond premium	853	-
Gains on sales of trading securities and securities classified as available for sale	(71)	(9,162)
Unrealized losses/(gains) on trading securities	201	(81)
Deferred income taxes/(benefit)	(8,326)	28
Writedown of software	720	-

Changes in assets and liabilities:
Proceeds from sales of trading securities	10,511	9,026
Purchase of trading securities	-	(6,583)
Decrease in unearned revenue	(3,427)	(3,354)
Decrease in deferred charges	-	110
Increase in reserve for settlement	4,000	-
Increase/(decrease) in accounts payable & accrued expenses	844	(1,242)
(Decrease)/increase in accrued salaries	(122)	61
(Decrease)/increase in accrued taxes payable	(392)	355
Increase in prepaid and refundable income taxes	(1,920)	-
Decrease in prepaid expenses and other current assets	27	58
Decrease in accounts receivable	114	124
(Increase)/decrease in receivable from affiliates	(585)	766

Total adjustments	2,975	(9,012)

Net cash (used in)/provided by operating activities	(22,658)	10,324

Cash flows from investing activities:
Purchases/sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	30,202	28,603
Proceeds from sales of equity securities	-	37,755
Purchase of fixed income securities	(28,748)	(25,421)
Purchase of equity securities	-	(9)
Acquisition of property and equipment	(55)	(152)
Expenditures for capitalized software	(466)	(376)

Net cash provided by investing activities	933	40,400

Cash flows from financing activities:
Dividends paid	(6,987)	(10,980)

Net cash used in financing activities	(6,987)	(10,980)

Net (decrease)/increase in cash and cash equivalents	(28,712)	39,744
Cash and cash equivalents at beginning of year	42,936	8,955

Cash and cash equivalents at end of period	$14,224	$48,699

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2010
(in thousands, except share amounts)
(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income	Total

Balance at April 30, 2009	9,981,600	$1,000	$991	$(354)		$78,935	$297	$80,869

Comprehensive income/(loss)
Net income/(loss)					$(25,633)	(25,633)		(25,633)
Other comprehensive income/(loss), net of tax:
Change in unrealized gains on securities, net of taxes					(77)		(77)	(77)

Comprehensive income/(loss)					$(25,710)

Dividends declared						(5,989)		(5,989)

Balance at January 31, 2010	9,981,600	$1,000	$991	$(354)		$47,313	$220	$49,170

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

Accounting Standards Codification (ASC):

During fiscal year 2010, the Company adopted the FASB's Accounting Standards Codification (ASC). The FASB's ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC.  The FASB’s ASC reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. Although not the official source, it also includes relevant portions of authoritative SEC guidance that follows the same topical structure in separate sections in the Codification.  The financial statements of the Company have been updated to reflect the relevant references to the FASB's ASC.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

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

Valuation of Securities:

The Company's securities classified as available for sale consist of shares of the Value Line Funds and government debt securities accounted for in accordance with the requirements of the "Fair Value Measurements Topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB’s ASC)".  The securities available for sale and trading securities reflected in the consolidated condensed financial statements are valued at market and unrealized gains and losses on securities classified as available for sale, net of applicable taxes, are reported as a separate component of Shareholders' Equity. Unrealized gains and losses on trading securities are included in the Statement of Income. Realized gains and losses on sales of the securities classified as available for sale are recorded in earnings on the trade date and are determined on the identified cost method.

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

Level 1 – quoted prices in active markets for identical investments.

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The valuation techniques used by the Company to measure fair value during the nine months ended January 31, 2010 for Level 1 securities consisted exclusively of quoted prices.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The following is a summary of the inputs used as of January 31, 2010 in valuing the Company’s investments carried at fair value:

			(in thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Trading Securities	Investments in Securities Available for Sale
Level 1 – Quoted Prices	$13,805	$13,805	-	-
Level 2 – Other Significant Observable Inputs	$50,662	-	$6,375	$44,287
Level 3 – Significant Unobservable Inputs	-	-	-	-
Total	$64,467	$13,805	$6,375	$44,287

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended January 31, 2010, there were no Level 3 investments. The Company does not have any liabilities subject to Fair Value Measurement.

Advertising expenses:  The Company expenses advertising costs as incurred.

Reclassification:  Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Income Taxes:

The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB’s ASC. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Condensed Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse.

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of January 31, 2010, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no impact to the Company's financial statements.

Earnings per share:  Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents:  For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2010, and April 30, 2009 cash equivalents included $13,805,000 and $42,068,000, respectively, invested in the Value Line U.S. Government Money Market Fund.  The Value Line Cash Fund was renamed the U.S. Government Money Market Fund in August 2009.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Subsequent Events: Management has evaluated all subsequent transactions and events after the balance sheet date through March 12, 2010, the date on which these financial statements were issued, and except as already included in the notes to these financial statements, has determined that no additional items require disclosure.

Note 2-Investments:

Securities held by the Company are classified as Trading Securities and Available-for-Sale Securities. All securities held in ESI, as a broker/dealer, are classified as trading securities.  Securities held by the Company and its other subsidiaries, are classified as available-for-sale securities.

Trading Securities:

Trading securities held by the Company at January 31, 2010 consisted entirely of government debt securities and had an amortized cost of $6,270,000 and a market value of $6,375,000. Trading securities held by the Company at April 30, 2009 had an aggregate cost of $17,133,000 and a market value of $17,203,000. The proceeds from sales of trading securities during the nine months ended January  31, 2010 were $10,511,000 and the related net realized trading gains amounted to $94,000. The proceeds from sales of trading securities during the nine months ended January 31, 2009, were $9,026,000 and the related total realized capital losses net of capital gains amounted to $126,000. The increase in unrealized gains of $35,000 and the decrease in unrealized losses of $81,000 for the periods ended January 31, 2010, and January 31, 2009, respectively, were included in the Consolidated Condensed Statement of Income.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Securities Available for Sale
Equity Securities:

The Company sold its portfolio of equity securities during the second quarter ended October 31, 2008 and did not hold any equity securities as of January 31, 2010 and April 30, 2009.

During the nine months ended January 31, 2009, proceeds of $37,755,000 were received from sales of equity securities.  During the second quarter of fiscal 2009, $9,600,000 of net capital gains were reclassified from Accumulated Other Comprehensive Income to the Consolidated Condensed Statement of Income.

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of federal, state, and local government securities within the United States. The aggregate cost and fair value at January 31, 2010 for government debt securities classified as available for sale were as follows:

	(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains
Due within 1 year	$35,053	$35,107	$41
Due 1 year through 5 years	8,895	9,181	299
Total investment in government debt securities	$43,948	$44,288	$340

The aggregate cost and fair value at April 30, 2009 for government debt securities classified as available for sale were as follows:

	(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains
Due within 1 year	$8,593	$8,599	$6
Due 1 year through 5 years	37,474	37,927	453
Total investment in government debt securities	$46,067	$46,526	$459

The decrease in gross unrealized gain on fixed income securities classified as available for sale of $119,000 net of deferred income tax of $42,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of January 31, 2010. The increase in gross unrealized gain on fixed income securities classified as available for sale of $625,000 net of deferred income tax of $220,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of April 30, 2009.

The average yield on the Government debt securities classified as available for sale at January 31, 2010 and April  30, 2009 was 1.25% and 2.52%, respectively.

Proceeds from sales of government debt securities classified as available for sale during the nine months ended January 31, 2010 and 2009 were $30,206,000 and $28,603,000, respectively. During the nine months ended January 31, 2010 and 2009,  capital losses on sales of fixed income securities of $20,000 and $312,000, respectively, were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Condensed Statement of Income.

For the nine months ended January 31, 2010 and 2009, income from securities transactions also included $3,000 and $215,000 of dividend income and $728,000 and $2,208,000 of interest income, net of bond amortization.

Note 3-Supplementary Cash Flow Information:

Cash payments for income taxes were $2,401,000 and $10,305,000 for the nine months ended January 31, 2010 and 2009, respectively.

Note 4-Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”).  In general, this is a qualified, contributory plan that provides for a discretionary annual Company contribution.

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

At January 31, 2010 and 2009, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company’s Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders’ Equity are as follows:

	(in thousands)
	Before	Tax (Expense)	Net of
Nine months ended January 31, 2010	Tax Amount	or Benefit	Tax Amount

Unrealized Gains/(Losses) on Securities:
Unrealized Holding Gains/(Losses) arising during the period	$(139)	$50	$(89)
Add: Reclassification adjustments for losses realized
in net income	20	(8)	12
Other Comprehensive income	$(119)	$42	$(77)

	(in thousands)
	Before	Tax (Expense)	Net of
Nine months ended January 31, 2009	Tax Amount	or Benefit	Tax Amount

Unrealized Gains/(Losses) on Securities:
Unrealized Holding Gains/(Losses) arising during the period	$(14,400)	$5,068	$(9,332)
Add: Reclassification adjustments for losses realized
in net income	364	(128)	236
Less: Reclassification adjustments for gains realized
in net income	(9,652)	3,398	(6,254)
Other Comprehensive income	$(23,688)	$8,338	$(15,350)

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

For the nine months ended January 31, 2010 and 2009, investment management fees and 12b-1 service and distribution fees amounted to $14,237,000 and $19,763,000, respectively, which took into account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $3,140,000 and $4,447,000 earned by ESI during the nine months ended January 31, 2010 and 2009, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $1,603,000 and $1,475,000 at January 31, 2010, and April 30, 2009, respectively.

For the nine months ended January 31, 2010 and 2009, total management fee waivers were $652,000 and $142,000, respectively, and service and distribution fee waivers were $2,020,000 and $2,280,000, respectively. The Company and its subsidiary, ESI, have no right to recoup the previously waived amounts of management fees and 12b-1 fees, except for waived management fees for the U.S. Government Money Market Fund.  Any recoupment is subject to the provisions of the prospectus.

As of January 31, 2010, the Company had $13,805,000 invested in the Value Line U.S. Government Money Market Fund representing 11% of the fund's assets and less than 1% of all Value Line Funds assets. Purchases and redemptions routinely occur in the Value Line U.S. Government Money Market Fund as part of business operations of the Company.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

For the nine months ended January 31, 2010 and 2009, the Company was reimbursed $1,471,000 and $893,000, respectively, for payments it made on behalf of and services it provided to the Parent. At January 31, 2010, the Receivables from the Parent amounted to $295,000. At April 30, 2009, Receivables from affiliates were reduced by the Payables to the Parent in the amount of $164,000. These transactions are in accordance with the expense sharing agreement with the parent and tax sharing agreement as described in Note 7.

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

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB’s ASC.

The provision for income taxes includes the following:
	Nine months ended January 31,
	2010	2009
	(in thousands)
Current Tax Expense:

Federal	$-	$9,281
State and local	-	1,430
	-	10,711
Deferred Tax Expense (Benefit):
Federal	(6,662)	(19)
State and local	(1,918)	(34)
	(8,580)	(53)
Provision for income taxes	$(8,580)	$10,658

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effect of temporary differences giving rise to the Company’s deferred tax assets is primarily the result of the tax benefit from its net operating loss to be utilized by fiscal year ended April 30, 2011.

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax ordinary income, for the nine months ended January 31, 2010 and 2009 was 25.08% and 35.53%, respectively. The fluctuation in the effective income tax rate is attributable to the non-deductible portion of the provision for settlement and non-taxable investment income, events that do not have tax consequences, recorded during the nine months ended January 31, 2010.

The annual effective tax rate for fiscal 2010 could change due to a number of factors including but not limited to an increase or decrease in the ratio of income or loss to pre-tax items that do not have tax consequences, our geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with tax authorities. For the nine months ended January 31, 2010, there were no new material uncertain tax positions.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to pretax income as a result of the following:

	Nine months ended January 31,
	2010	2009

U.S. statutory federal rate	35.00%	35.00%
Increase/(decrease) in tax rate from:
Tax effect of non-deductible portion of provision for settlement	-11.97%	0.00%
State and local income taxes, net of federal income tax benefit	3.59%	3.03%
Effect of tax exempt income and dividend deductions	0.69%	-2.06%
Other, net	-2.23%	-0.44%
Effective income tax rate	25.08%	35.53%

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

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

Disclosure of Reportable Segment Profit/(Loss) and Segment Assets (in thousands)

	Nine months ended January 31, 2010
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$29,820	$14,407	$44,227
Intersegment revenues	15	-	15
Income/(loss) from securities transactions	(57)	167	110
Depreciation and amortization	514	33	547
Segment profit/(loss) from operations *	8,017	(42,783)	(34,766)
Segment assets	12,467	12,189	24,656
Expenditures for segment assets	516	5	521

	Nine months ended January 31, 2009
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$33,944	$20,452	$54,396
Intersegment revenues	133	-	133
Income/(loss) from securities transactions	(10)	707	697
Depreciation and amortization	840	30	870
Segment profit from operations	11,890	6,473	18,363
Segment assets	11,011	23,622	34,633
Expenditures for segment assets	528	-	528

Reconciliation of Reportable Segment Revenues, Operating Profit/(Loss) and Assets

	(in thousands)
	Nine months ended January 31,
	2010	2009
Revenues
Total revenues for reportable segments	$44,242	$54,529
Elimination of intersegment revenues	(15)	(133)
Total consolidated revenues	$44,227	$54,396
Segment profit *
Total profit/(loss) for reportable segments	$(34,656)	$19,060
Add: Income from securities transactions related to corporate assets	444	10,946
Less: Depreciation related to corporate assets	(1)	(12)
Income/(loss) before income taxes	$(34,213)	$29,994
Assets
Total assets for reportable segments	$24,656	$34,633
Corporate assets	61,105	84,417
Consolidated total assets	$85,761	$119,050

* Fiscal 2010 includes a charge of $720,000 related to the write-down of development software and a provision for settlement of approximately $47.7 million included in the Investment Periodicals, Publishing and Copyright Data and Investment Management segments, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 9-Writedown of Software Development Costs:

During the second quarter of fiscal 2010, the Company expensed $720,000 of capitalized development costs related to a production software  project that was determined to be no longer viable.

Note 10-Commitments and Contingencies:

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

A second derivative shareholder's suit was filed in New York County Supreme Court on or about November 9, 2009, naming certain current and former Company Directors and the Company's Parent as defendants.  This suit primarily restates the same or similar allegations and seeks similar remedies as were sought in the earlier derivative shareholder's suit served in September 2008.  Counsel for both Plaintiffs filed a motion to consolidate both cases.  This was granted in January 2010. Plaintiffs' counsel have agreed from time to time to extend the defendants' time to answer, move or otherwise respond to the complaints in both cases. Most recently, the parties have agreed to adjourn defendants' time to respond, sine die pending the service and filing of a consolidated amended complaint.  The Company has advised its insurance carriers of these developments.

On November 4, 2009, the Company, its former CEO, and another former officer of the Company concluded a settlement with the SEC as a result of an investigation regarding the execution of portfolio transactions on behalf of the Value Line Funds managed by the Company (the “Settlement”). Included in the Balance Sheet is a reserve for settlement of $4,000,000 for expenses related to the settlement including a $917,000 reimbursement of expenses to the Value Line Mutual Funds. Additional information about the Settlement is included in the Form 8-K filed by the Company on November 4, 2009 and Item 1 – Note 10 of the Form 10-Q filed by the Company with the SEC on December 15, 2009, each of which is incorporated herein by reference.

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

Business Environment

During the Company’s third quarter ended January 31, 2010, the global financial markets continued to improve from the March 2009 market lows.  The NASDAQ and the Dow Jones Industrial Average declined 39.1% and 38.6% respectively from the end of September 2008 to March 9, 2009.  From that point to January 31, 2010, those indexes have rallied nearly 69% and 54% respectively.  For the fiscal year ended January 31, 2010 the NASDAQ and Dow Jones Industrial Average were up 25% and 23% respectively.  But the severe downturn and volatility in the financial markets throughout the prior fiscal year continue to negatively impact the Company’s revenues, assets under management and the assets attributable to third party copyright data partners as compared to the nine months of the previous fiscal year.  Although we have not suffered a fundamental change in our business model, the business environment remains challenging for our business.  In response, we continue to be diligent both in our operational and marketing execution and in controlling expenses.  The Company remains debt free with liquidity sufficient to endure the economic recession that most likely ended in terms of anticipated liquidity needs.

Results of Operations

The operating results of the Company for the quarter ended January 2010 improved from the previous quarter’s results.  The nine-month results though are worse than the comparable period of fiscal 2009 because of the late 2008/early 2009 market decline and the one-time provision for the SEC settlement.  Print publishing has continued its decline, as detailed below.  The ability of the Company to finance revenue initiatives as well as known working capital needs remains very strong.  Management foresees no borrowing during the current fiscal year.  Retained earnings remain over $47 million and liquid asset resources over $64.8 million.

For the nine months ended January 31, 2010 the Company’s net loss of $25,633,000 or $2.57 per share was $44,969,000 below net income of $19,336,000 or $1.94 per share for the nine months ended January 31, 2009.  Net income for the third quarter ended January 31, 2010 of $3,570,000 or $0.36 per share was $162,000 or 4% below net income of $3,732,000 or $0.38 per share for the third quarter of the prior fiscal year. The operating loss, including the SEC settlement was $34,766,000 for the nine months ended January 31, 2010, which was $53,117,000 below the operating income of $18,351,000 last fiscal year. The operating and net losses of the Company were a result of the Company recording a provision for settlement of $47,706,000 for settlement and related costs associated with the Securities and Exchange Commission (“SEC”) investigation.  Excluding the provision for settlement and a one-time charge of $720,000 for the write down of development software, operating income for the nine months ended January 31, 2010 of $13,660,000 was $4,691,000 or 26% below last fiscal year.  Operating income of $4,583,000 for the third quarter ended January 31, 2010 was level with operating income of $4,620,000 for the third quarter of the prior fiscal year.  Inclusive of the $47,706,000 provision for settlement and the write off of a software project, shareholders’ equity of $49,170,000 at January 31, 2010 was 38% lower than shareholders’ equity of $79,862,000 at January 31, 2009.

The following table illustrates the key earnings figures for the three and nine months ended January 31, 2010 and 2009.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	Percentage Change	2010	2009	Percentage Change
(in thousands, except earnings/(loss) per share)			FY 10 vs. 09			FY 10 vs. 09
Earnings/(loss) per share	$0.36	$0.38	-5.3%	$(2.57)	$1.94	-232.5%
Net income/(loss)	$3,570	$3,732	-4.4%	$(25,633)	$19,336	-232.6%
Operating income/(loss)	$4,583	$4,620	-0.8%	$(34,766)	$18,351	-289.5%
Operating expenses	$9,989	$11,236	-11.1%	$78,993	$36,045	119.2%
Income from securities transactions, net	$185	$927	-80.0%	$553	$11,643	-95.3%

Operating revenues which consist of investment periodicals and related publications revenues, copyright data fees, and investment management fees and services declined for the fiscal year 2010 compared to the previous year.

	Operating Revenues
	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 10 vs. 09	2010	2009	FY 10 vs. 09
Investment periodicals and related publications	$8,864	$10,048	-11.8%	$27,343	$30,341	-9.9%
Copyright data fees	$883	$683	29.3%	$2,477	$3,603	-31.3%
Investment management fees and services	$4,825	$5,125	-5.9%	$14,407	$20,452	-29.6%
Total operating revenues	$14,572	$15,856	-8.1%	$44,227	$54,396	-18.7%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues were down $2,998,000 or 10% for the nine months ended January 31, 2010 as compared to the first nine months of the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients. As of January 31, 2010, total company-wide circulation has dropped 13% compared to the previous fiscal year.  Overall renewal rates for the flagship product, The Value Line Investment Survey are 72%, up slightly from 70% a year earlier.  Even so, the Company is not adding enough new subscribers to offset the subscribers that choose not to renew.  The Company has been successful in growing electronic investment periodicals revenues within institutional sales, which increased $434,000 or 8% from the previous year. Fiscal year gross institutional sales through January 31, 2010 were $6,883,000, up $1,168,000 or 20% from the previous fiscal year.  This is positive trend, but not sufficient to offset the lost revenue from retail subscribers.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

	Subscription Revenues
			Percentage Change
Nine Months Ended January 31, (in thousands)	2010	2009	FY 10 vs. 09
Print publication revenues	$17,874	$20,659	-13.5%
Electronic publication revenues	$9,469	$9,682	-2.2%
Total investment periodicals and related publications revenues	$27,343	$30,341	-9.9%
Unearned revenues (short and long term)	$25,570	$29,176	-12.4%

For the nine months ended January 31, 2010 print publication revenues decreased $2,785,000 or 14% from the last fiscal year for the reasons described earlier.  Print circulation, which has always dominated our subscription base, has fallen 13% from the last fiscal year.  Electronic publications revenues were down $213,000 for the nine months ended January 31, 2010.  All the retail electronic services continued to decline in circulation from the prior fiscal year.

The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the nine months ended January 31, 2010, institutional revenues increased $434,000 or 8%, while revenues from retail subscribers were down $647,000 or 15% as compared to the nine months ended January 31, 2009.  The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort for sales to colleges, libraries and money managers.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”) has historically been a component in the Company’s flagship product, The Value Line Investment Survey, and is also an important part of the Company’s copyright data business.  As stated in other recent quarterly filings, the rapid and severe price actions in the markets in 2009 appear to have favored short-term investing, as investors bought well known names whose earnings have plunged but whose stock prices were depressed in hopes the stock prices will rebound.  Such stocks are generally not well ranked by Value Line because the Ranking System emphasizes earnings results and price momentum.  The Ranking System is designed to be predictive over a six to twelve month period. During the six months and fiscal quarter ended January 31, 2010, the combined Value Line Timeliness Rank 1 & 2 stocks’ performance of 8.3% and 6.7%, allowing for weekly changes in Ranks, compares to the 8.6% and 4.4% return of the S&P 500 index, respectively. If the market remains as volatile as it was last year, or if fundamental market factors result in longer-term deterioration of the Ranking System’s predictive performance, the Ranking System may continue to struggle. This may hurt subscription revenues and copyright data fees.  The Company and its quantitative research staff continue to work diligently to improve the Ranking System’s predictive performance although no assurances are possible.

Copyright Data Fees

Copyright data fees have decreased $1,126,000 or 31% for the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009.  As of January 31, 2010, total third party sponsored assets were attributable to four contracts for copyright data and represent $2.3 billion in various products as compared to four contracts and $2.1 billion in assets last fiscal year, representing a 9% increase in assets year over year.  The combination of the underperformance by the Ranking System and the broad and deep declines in the equity markets from late 2008 and early 2009 significantly impacted assets of the third party sponsors that are customers of our copyright data business which resulted in lower asset based fees paid to the Company.  The Company believes the growth of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. Today this market is significantly more competitive as a result of product diversification and growth of the use of indexes by portfolio managers.  Copyright data fees have been a critical component of the Company’s plan to replace shrinking publishing revenues but no new contracts have been added this fiscal year to date.  The Company is considering ventures with smaller size product distributors, but has not signed any year to date.  Unless the Ranking System’s predictive performance improves, we anticipate copyright data revenues will continue to underperform.

Investment management fees and distribution services revenues

Overall fund assets declined by 2% from the start of this fiscal year and from January 2009.  The following table illustrates the total fund assets as of January 31, 2010 as compared to January 31, 2009.

	Total Net Assets
At January 31,			Percentage Change
(in thousands)	2010	2009	FY 10 vs. 09
Equity funds	$1,913,592	$1,894,890	1.0%
Fixed income funds	$251,067	$240,995	4.2%
U.S. Government Money Market Fund	$127,174	$196,465	-35.3%
Total net assets	$2,291,833	$2,332,350	-1.7%

As a result of the decline in average assets under management for the first nine months of fiscal year 2010 as compared to the previous year, investment management fees and distribution services revenues for the nine months ended January 31, 2010 were down $6,045,000 or 30% below the prior fiscal year.  Management fees for the nine months ended January 31, 2010 were down $4,219,000 or 28% as compared to the prior fiscal year. There was a net decrease of $1,307,000 or 29% in distribution services revenues (12b-1 fees).  During the period, contractual fee waivers have existed for most of the Value Line Funds. For the nine months ended January 31, 2010 and 2009, 12b-1 fee waivers were $2,020,000 and $2,280,000, respectively.  For the nine months ended January 31, 2010 and 2009, management fee waivers were $652,000 and $142,000, respectively.  Twelve of the fourteen funds have all or a portion of the 12b-1 fees being waived and five of the fourteen funds have partial management fee waivers in place.  With very limited exception, the Company and its subsidiaries have no right to recoup the previously waived management fees and 12b-1 fees.

Of the fourteen funds managed by the Company, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”). The table below shows the assets in the equity funds broken down into the two categories of equity funds.

Equity Fund Net Assets (Variable Annuity and Open End Equity Funds)
At January 31,			Percentage Change
(in thousands)	2010	2009	FY 10 vs. 09
Variable annuity assets (GIAC)	$472,441	$455,140	3.8%
All other open end equity fund assets	$1,441,151	$1,439,750	0.1%
Total equity fund net assets	$1,913,592	$1,894,890	1.0%

As of January 31, 2010, one of the six equity mutual funds, excluding SAM and Centurion, had a five star rating by Morningstar, Inc. as compared to four of the six equity funds, which had four stars a year ago.  The equity funds experienced net redemptions for the nine months ended January 31, 2010, as compared to net sales the previous year. As of January 31, 2010, shareholder accounts declined 18% from the previous year to 159,863 from 194,064. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc.

The Value Line fixed income mutual fund assets (excluding the Value Line U.S. Government Money Market Fund, formerly the Value Line Cash Fund), represent 11% of total mutual fund assets at January 31, 2010 and are up 4% from the previous year.  Value Line U.S. Government Money Market Fund assets represent 6% of the total fund assets at January 31, 2010 and have decreased 35% from the previous year, primarily as a result of cash held by the Company and its Parent in the Fund being redeployed into other fixed income investments such as pre-refunded municipal bonds and U.S. Treasury securities.  In addition, the Company reduced its cash held in the U.S. Government Money Market Fund by approximately $44 million as a result of the SEC settlement payment in November 2009.  Currently, management fees from the money market fund are negligible with the Company waiving nearly all its fees since the end of November 2009 in order to maintain a return to shareholders.

Shareholder transactions for the Value Line Mutual Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.

Separately managed accounts revenues decreased $519,000 or 75% for the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009 primarily due to the loss of an account at the end of the last fiscal year.  The Company’s separately managed accounts as of January 31, 2010 have $49 million in assets, down from $138 million at January 31, 2009.  Of the $49 million, $28 million is affiliated with the Parent.  Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they generally have a 30 day advance notice requirement for termination of the account.  The Company did not add any new accounts thus far during the fiscal year 2010 and lost one small account in November 2009.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration. For fiscal 2010, expenses include a Provision for Settlement of $47,706,000 related to the SEC matter.  Operating expenses of $78,993,000 for the nine months ended January 31, 2010 were $42,948,000 above operating expenses of $36,045,000 last fiscal year. For the nine months ended January 31, 2010, operating expenses, excluding the Provision for Settlement with the SEC were $31,287,000 or $4,758,000, 13% below operating expenses last fiscal year.  Operating expenses of $9,989,000 for the third quarter ended January 31, 2010 were $1,247,000 or 11% below operating expenses of $11,236,000 for the third quarter of the prior fiscal year.

Advertising and promotion
	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	Percentage Change	2010	2009	Percentage Change
(in thousands)			FY 10 vs. 09			FY 10 vs. 09
Advertising and promotion	$2,440	$2,435	0.2%	$6,933	$9,004	-23.0%

Advertising and promotion expenses for the nine months ended January 31, 2010 decreased $2,071,000 as compared to the nine months ended January 31, 2009. Within the investment management segment, supermarket and Guardian (GIAC) platform expenses associated with the distribution of the mutual funds decreased $1,013,000 or 20% below the prior year due to the decline in the average net assets under management.  In fiscal 2010, the Company has not engaged in print advertising promoting the mutual funds primarily due to the volatility in the marketplace and poor performance of many of the funds. Within the publishing segment, costs associated with direct mail decreased $238,000 or 13% below last fiscal year, due to increased selectivity in employing only the highest-performing direct mail lists, resulting in a reduction in the overall number of pieces mailed year to year.  While mailing fewer pieces has resulted in individual mail campaigns costing less and achieving higher front end percentages, there were fewer new orders than in past years.

Salaries and employee benefits
	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	Percentage Change	2010	2009	Percentage Change
(in thousands)			FY 10 vs. 09			FY 10 vs. 09
Salaries and employee benefits	$4,084	$4,499	-9.2%	$12,634	$14,165	-10.8%

Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing.  Some duplication of effort has been eliminated and certain tasks, such as selected data entry, have been outsourced to third party vendors that the Company believes can provide better controls and results at a favorable cost. Salaries and employee benefits decreased by $1,531,000 from the previous year, partly due to the Company’s decision to not contribute to the Value Line Profit Sharing Plan for fiscal year 2009 and overall staff reductions.

Production and distribution
	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 10 vs. 09	2010	2009	FY 10 vs. 09
Production and distribution	$1,330	$1,445	-8.0%	$3,895	$4,434	-12.2%

Production and distribution expenses for the nine months ended January 31, 2010 were $539,000 below expenses for the nine months ended January 31, 2009.  Amortized software costs decreased $255,000 below last fiscal year due to a reduction in prior year expenditures for capitalized costs.  In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.

Office and administration
	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 10 vs. 09	2010	2009	FY 10 vs. 09
Office and administration	$2,135	$2,857	-25.3%	$7,825	$8,442	-7.3%

Office and administration expenses for the nine months ended January 31, 2010 were $617,000 below expenses for the nine months ended January 31, 2009.  Professional fees were down for the year to date as compared to the previous year.  Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.  However, during the nine months ended January 31, 2010, the Company expensed $720,000 of capitalized development costs related to a software production project that was determined to be no longer viable.

Segment Operating Profit

The Company operates in two business segments, Investment Periodicals, Publishing & Copyright Data and Investment Management.

	Investment Periodicals, Publishing & Copyright Data			Investment Management
	Nine Months Ended January 31,			Nine Months Ended January 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 10 vs. 09	2010	2009	FY 10 vs. 09
Segment revenues from external customers	$29,820	$33,944	-12.1%	$14,407	$20,452	-29.6%
Segment profit/(loss) from operations	$8,016	$11,890	-32.6%	$(42,783)	$6,473	NMF
Segment profit margin from operations	26.9%	35.0%	-23.3%	-297.0%	31.6%	NMF

* NMF – not meaningful figure

Investment Periodicals, Publishing & Copyright Data

Segment revenues, operating profit and operating profit margins from the Company’s Investment Periodicals, Publishing & Copyright Data segment declined significantly from the previous fiscal year primarily due to the continued deterioration in circulation of the total product line. As previously mentioned, ranking system underperformance and competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue. The recession and turmoil in the markets have also contributed to the decline in subscriptions as individuals reduced many forms of discretionary spending, or have shifted investments to fixed income, for which the Company does not provide research. Investment Periodicals, Publishing & Copyright Data segment profit margin from operations decreased as a direct result of the decline in revenue.

Investment Management

Revenues from the Company’s Investment Management business segment declined significantly from the previous fiscal year primarily due to the decline in investment management fees from the Company’s family of mutual funds that was a direct result of the deterioration in the underlying assets under management and fee waivers. Segment operating profit and operating profit margin are negative for the quarter ended January 31, 2010 due to the provision for settlement relating to the SEC investigation described in Note 10 – Commitments and Contingencies within the Notes to Consolidated Condensed Financial Statements.

Income from Securities Transactions, net

During the nine months ended January 31, 2010 the Company’s income from securities transactions, net, of $553,000 was $11,090,000 or 95% below income from securities transactions, net, of $11,643,000 during the nine months ended January 31, 2009.  Income from securities transactions, net, includes dividend and interest income of $731,000 at January 31, 2010 that was $1,692,000 or 70% below income of $2,423,000 for the nine months ended January 31, 2009 primarily due to lower yield on the Value Line U.S. Government Money Market Fund.  In addition, the Company does not own any equity investments.  Capital losses, net of capital gains during the nine months ended January 31, 2010 were $130,000. Capital gains, net of capital losses during the nine months ended January 31, 2009 were $9,243,000, which included a realized capital gain of $9,600,000 from the sale of the Company’s entire equity securities portfolio.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2010 and January 31, 2009 was 25.08% and 35.53%, respectively. The fluctuation in the income tax rate is attributable to the non-deductible portion of the provision for settlement described in Note 10 – Commitments and Contingencies within the Notes to the Consolidated Condensed Financial Statements as of January 31, 2010 and the change in the non-taxable investment income, events that do not have tax consequences.

Liquidity and Capital Resources

The Company had working capital of $45,865,000 as of January 31, 2010 and $79,859,000 as of January 31, 2009.  Working capital as of January 31, 2010 has been reduced by a settlement reserve provision of $47,706,000 relating to the SEC investigation of which $43.7 million was paid in November 2009.  Cash and short-term securities were $64,886,000 as of January 31, 2010 and $107,782,000 as of January 31, 2009.

The Company’s cash and cash equivalents includes $13,805,000 at January 31, 2010 which is invested in the Value Line U.S. Government Money Market Fund.  The U.S. Government Money Market Fund operates under Rule 2a-7 of the Investment Company Act of 1940.  There have been no delays in redemption payments from this fund.  The fund’s portfolio primarily includes U.S. government agency securities, U.S. Treasuries, certificate of deposits, commercial paper, and repurchase agreements collateralized with U.S. Treasuries in which the custodian physically takes possession of the collateral.

Cash from operating activities

The Company’s cash outflow from operations of $22,658,000 for the nine months ended January 31, 2010 was 319% below cash flow from operations of $10,324,000 for the nine months ended January 31, 2009.  The primary change was the prepayment of income taxes that are refundable offset by the decline in purchases of fixed income securities within the Company’s trading portfolio and by an increase in reserve for settlement.

Cash from investing activities

The Company’s cash inflow from investing activities of $933,000 for the nine months ended January 31, 2010 was 98% lower than cash inflow from investing activities of $40,400,000 for the nine months ended January 31, 2009.  The significant decrease in cash inflows was a result of sales of the Company’s entire equity portfolio during fiscal year 2009.

Cash from financing activities

The Company’s net cash outflow from financing activities of $6,987,000 as of January 31, 2010 was 36% lower than cash outflow from financing activities of $10,980,000 for the nine months ended January 31, 2009. The change in cash outflow represents a decline in both the second and third quarters’ dividend to $0.20 from $0.40 per share during fiscal 2010 and fiscal 2009, respectively.

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

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)
		6 mos.	6 mos.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of January 31, 2010
Investments in securities with fixed maturities	$50,662	$49,984	$50,114	$49,704	$49,815

As of April 30, 2009
Investments in securities with fixed maturities	$63,729	$62,573	$62,966	$61,796	$62,222

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 10 of the consolidated condensed financial statements for discussion of legal proceedings.

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

Value Line, Inc.
(Registrant)

Date: March 12, 2010	By:	s/Howard A. Brecher
Howard A. Brecher
Acting Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2010	By:	s/Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer
(Principal Financial Officer)