Form 10-K
period 2010-04-30
VALUE LINE INC
filed 2010-07-16
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010
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

Securities registered pursuant to Section 12 (g) of the Act:  None

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
☐ Yes ☐ No
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 30, 2009 was $41,460,389.

There were 9,981,600 shares of the registrant’s Common Stock outstanding at June 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2010 Annual Meeting of Shareholders, to be held on
August 17, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

TABLE OF CONTENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	dependence on key personnel;
•	maintaining revenue from subscriptions for the Company’s products;
•	protection of intellectual property rights;
•	changes in market and economic conditions;
•	fluctuations in the Company’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
•	dependence on Value Line Funds for investment management and related fees;
•	competition in the fields of publishing, copyright data and investment management;
•	the impact of government regulation on the Company’s business and the uncertainties of litigation and regulatory proceedings;
•	terrorist attacks; and
•	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors”.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item 1. BUSINESS.

Value Line, Inc. (the "Company" or “Value Line”), is a New York corporation whose primary businesses are: (1) producing investment related periodical publications and making available copyrighted data, including Value Line proprietary ranking system information and other proprietary information under agreements to third parties for use in selecting securities for third party marketed products, such as unit investment trusts, exchange traded funds, annuity products, and other investments, and (2) providing investment management services to the Value Line Mutual Funds (“Value Line Funds”), which consist of 14 mutual funds registered under the Investment Company Act of 1940,  and other managed accounts.  These businesses are performed through the Company and its subsidiaries and consolidate into two business segments: (1) Investment Periodicals, Related Publications and Copyright Data and (2) Investment Management.

The Company was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co.").  The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

A.  Investment Related Periodicals & Publications

The investment related periodicals offered by Value Line Publishing Inc. (“VLP”), a wholly owned subsidiary of the Company, cover a broad spectrum of investments including stocks, mutual funds, options and convertible securities.  The Company’s periodicals and related services are of interest to individual and professional investors, as well as to institutions including municipal and university libraries and investment firms.

The services generally fall into four categories:

•	Comprehensive reference periodical publications
•	Targeted, niche periodical newsletters
•	Investment analysis software
•	Current and historical financial databases

The comprehensive services (The Value Line Investment Survey, The Value Line Investment Survey-Small and Mid-Cap Edition, The Value Line 600, and The Value Line Fund Advisor Plus) provide both statistical and text coverage of a large number of investment securities, with an emphasis placed on Value Line’s proprietary research, analysis and statistical rankings.  The Value Line Investment Survey is the Company’s premier service published each week covering approximately 1,700 stocks.

The niche newsletters (Value Line Select, The Value Line Special Situations Service, The Value Line Fund Advisor, The Value Line Convertibles Survey and Value Line Daily Options Survey) provide information on a less comprehensive basis for securities that the Company believes will be of interest to subscribers.  Some, although not all of these services make use of Value Line’s proprietary statistical rankings.

Investment analysis software (The Value Line Investment Analyzer and Mutual Fund Survey for Windows®) includes data sorting and filtering tools.  In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, Convertibles and Mutual Funds) via CD-ROM or online.

Value Line offers online versions of most of its products at the Company’s website, www.valueline.com.  Subscribers to the print versions generally receive free access to the corresponding online versions, but online subscribers do not receive a free print edition.  The most comprehensive of the Company’s online efforts is The Value Line Research Center, which allows subscribers to access most of the Company publications at a packaged price via the Internet.

The print and electronic services include, but are not limited to the following:

The Value Line Investment Survey®
The Value Line Investment Survey is a weekly investment related periodical that in addition to various timely articles on current economic, financial and investment matters ranks common stocks for future relative performance based primarily on computer-generated statistics of financial results and stock price performance.  Two of the evaluations for covered stocks are "Timeliness™" and "Safety™.”  Timeliness relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 covered stocks.  Rankings are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers.  "Safety" Ranks are a measure of risk and are based on the issuer's relative financial strength and its stock's price stability.  "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest.  VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant.  The Value Line Investment Survey is comprised of three parts: The "Summary & Index" provides updated Timeliness and Safety ranks, selected financial data, and "screens" of key financial measures; the "Ratings and Reports" section contains updated reports on about 140 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four portfolios selected by analysts covering a range of investment approaches.  The Value Line Investment Survey is also referred to as The Value Line Investment Survey – Standard Edition.

The Value Line Investment Survey - Small and Mid-Cap Edition
The Value Line Investment Survey - Small and Mid-Cap Edition is a weekly publication introduced in 1995 that provides detailed descriptions of approximately 1,800 small and medium-capitalization stocks, many listed on the NASDAQ Exchange, beyond the approximately 1,700 stocks of generally larger-capitalization companies covered in The Value Line Investment Survey – Standard Edition.  Similar to The Value Line Investment Survey, the Small and Mid-Cap Edition has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures.  The "Ratings and Reports" section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey – Standard Edition.  A combined Index, published quarterly, allows subscribers to easily locate a specific stock among the approximately 3,500 stocks covered by both the Standard and Small and Mid-Cap Editions.  One unique feature in the Small and Mid-Cap Edition is The Performance Ranking System.  It incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,800 stocks in the Small and Mid-Cap Edition.  The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to 12 months.  The principal differences between the Small and Mid-Cap Edition and The Value Line Investment Survey - Standard Edition are that the Small and Mid-Cap Edition does not include Value Line’s Timeliness Ranks, financial forecasts, analyst comments, or a Selection & Opinion section.  These modifications allow VLP to offer this service at a price lower than the Standard Edition.

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

The Value Line Special Situations Service
The Value Line Special Situations Service’s core focus is on smaller companies whose stocks are perceived by Value Line Publishing’s analysts as having exceptional appreciation potential.  The publication was introduced in 1951.  A second portfolio of stocks for more conservative and income-oriented investors seeking small company exposure was added in 2009.

The Value Line Daily Options Survey
The Value Line Daily Options Survey is an online only service that evaluates and ranks U.S. equity and equity index options (approximately 200,000). Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only offered as an online subscription due to the nature of options volatility and the power of the Internet to provide a materially enhanced product.

The Value Line Convertibles Survey
Introduced in 1972, the service evaluates and ranks over 600 convertible securities (bonds and preferred stocks) for future market performance.  During fiscal 2010, The Value Line Convertibles Survey has also been switched to online only delivery. By moving to online only delivery, all of the product’s subscribers can benefit from the newly enhanced website that includes daily price updates, individual analysis of each security with a printable fact sheet, and a weekly email newsletter alerting subscribers to recent rank changes.

Value Line Select
Value Line Select, a monthly publication, was first published in 1998.  It focuses each month on a company that senior VLP analysts have chosen.  Recommendations are backed by in-depth research and are subject to ongoing monitoring.

The Value Line 600
The Value Line 600 is a monthly service, which contains full-page reports on approximately 600 stocks.  Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks.  Since it was introduced in fiscal 1996, it has been well received with investors who want the same type of analysis provided in The Value Line Investment Survey – Standard Edition, but who do not want or need coverage of the approximately 1,700 companies contained in that publication.  Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics.

Value Line Investment Analyzer
Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 300 data fields for approximately 7,500 stocks, industries and indices, including the approximately 1,700 stocks covered in VLP’s flagship publication, The Value Line Investment Survey.

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

Value Line Mutual Fund Survey for Windows®
Value Line Mutual Fund Survey for Windows® is a monthly CD-ROM product with weekly Internet updates.  The program features powerful sorting and filtering analysis tools.  It includes features such as style attribution analysis, a portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets.  “For Windows” is a registered trademark of Microsoft Corp. Value Line, Inc. and Microsoft Corp. are not affiliated companies.

Value Line DataFile Products
For our institutional customers, Value Line offers both current and historical data for equities, mutual funds, ETFs, and convertibles.  All Value Line DataFile products are offered in Microsoft Access and ASCII formats via FTP.  Below is a listing of the Data File products:

Fundamental DataFile I and II
Value Line’s Fundamental DataFile I contains fundamental data (both current and historical) on approximately 8,000 publicly traded companies that follow US GAAP. This data product provides annual data from 1955, quarterly from 1963, and full 10-Q data from 1985. Additionally Value Line offers historical data on over 5,000 companies that no longer exist in nearly 100 industries via our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database.  DataFile is sold primarily to the institutional and academic markets.  Value Line also offers a scaled down DataFile product, Fundamental DataFile II, which includes a limited set of historical fundamental data.

Estimates and Projections DataFile
This DataFile offering contains the proprietary estimates from Value Line's security analysts on approximately 1,700 companies. Data includes earnings, sales, cash flow, book value, margin, and others popular fields.  Projections are for the year ahead and 3 to 5 years forward.

Mutual Fund DataFile
In fiscal 1997, VLP introduced the Value Line Mutual Fund DataFile.  It covers over 20,000 mutual funds with up to 20 years of historical data with over 200 data fields.  The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other popular mutual fund data fields. This file is available for download from the Internet on a monthly basis.

ETF DataFile
Introduced in spring of 2010, this new product is an extensive ETF database containing the complete listing of every US-listed ETF and every component and component weight since inception for every ETF on a daily basis.  This includes all rebalancing, cash components, excluded assets, and distributions adjusted automatically on a daily basis. The data also includes the total return of the ETF and the total return of the corresponding underlying index on a daily basis. ETFs are added to the database and corresponding data made available usually by the first day of trading.

Convertible DataFile
This database is one of the largest sources of information available on convertible securities. Value Line offers data elements on our universe of more than 600 convertible bonds, preferred stocks, and warrants, with our top 150 fundamental and proprietary data items on each security.

Value Line Research Center
The Value Line Research Center provides on-line access to select Company publications covering stocks, mutual funds, and options and convertible securities as well as special situation stocks.  This service includes full online subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap Edition, The Value Line Convertibles Survey and The Value Line Special Situations Service.

B.  Copyright Data Fees Programs

The Company has copyright data, which it distributes under copyright data agreements for fees, which include certain proprietary ranking system information and other proprietary information used in third party products, such as unit investment trusts, variable annuities, managed accounts and exchange traded funds.  The sponsors of these products act as wholesalers and distribute the products by syndicating them through an extensive network of national and regional brokerage firms.  These broad marketing networks are assembled and re-assembled each time that a product is introduced into the retail marketplace by a product sponsor.   The sponsors of these various products will typically receive copyright data for one or more proprietary ranking systems, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios.  The sponsors are also given permission to associate Value Line trademarks with the products.  Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data.  Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

Value Line’s primary copyright products have been structured as Unit Investment Trusts, Exchange Traded Funds, annuity products and other types of managed products, all of which have in common some degree of reliance on ranking systems for their portfolio creation. Examples of Value Line’s Copyright Data methodology can be found in the following three Value Line indexed Exchange Traded Funds now listed on the New York Stock Exchange:

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

First Trust Value Line Equity Allocation Fund (FVI)

The FVI portfolio invests in a subset of the #1 and #2 ranked stocks selected from Value Line’s Copyright Data per the Value Line Timeliness, Safety, and Technical Ranking Systems. The third party authorized to use the Value Line Copyright Data purchases stocks in the index generated by the Company with the objective of capital appreciation.

Total assets managed by third parties participating in the copyright data programs were approximately $2.6 billion as of April 30, 2010, through four clients.

C.  Investment Management Services

As of April 30, 2010, the Company, though its subsidiary, EULAV Asset Management, LLC (“EULAV”), is the investment adviser for the Value Line Mutual Funds.  Of the fourteen funds managed by the Company, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”). All fourteen of the Value Line Funds are managed by portfolio managers employed by EULAV.

EULAV Securities, Inc., (“ESI”), a wholly-owned subsidiary of the Company, is the distributor for the Value Line Funds.  State Street Bank, an unaffiliated entity, is the custodian of the Funds' assets and provides fund accounting and administrative services to the Value Line Funds.  Shareholder services for the Value Line Funds are provided by Boston Financial Data Services, an affiliate of State Street Bank.

During fiscal 2010, the Company’s investment management business faced volatile market conditions.  The market segments favored by the Company’s investment management style, which emphasizes quality growth stocks, did not lead the market.  As a result, the Value Line Funds underperformed their peers and the fund complex had net redemptions.  While total fund assets remained relatively unchanged from the previous year, the S&P 500 stock index and Russell 2000 increased 39% and 49% respectively for the one year ended April 30, 2010.  In fixed income markets, the Barclays Capital U.S. Aggregate Bond Index increased by 8.3% for the same one year period.

Total net assets of the Value Line Funds at April 30, 2010, were:

(in thousands)

Value Line Emerging Opportunities Fund, Inc.	$421,527
Value Line Strategic Asset Management Trust	366,108
Value Line Income and Growth Fund, Inc.	349,553
Value Line Premier Growth Fund, Inc.	322,616
Value Line Larger Companies Fund, Inc.	198,181
Value Line US Government Money Market Fund, Inc.	132,103
Value Line Centurion Fund, Inc.	128,897
Value Line Fund, Inc.	95,873
Value Line U.S. Government Securities Fund, Inc.	86,442
Value Line Tax Exempt Fund, Inc.	83,738
Value Line Asset Allocation Fund, Inc.	58,355
Value Line Convertible Fund, Inc.	25,884
Value Line Aggressive Income Trust	37,003
Value Line New York Tax Exempt Trust	16,801
$2,323,081

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value change. Inflows for sales, and outflows for redemptions reflect decisions of individual investors. The table illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds.

Asset Flows

For the Years Ended April 30,	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Value Line equity fund assets (excludes variable annuity) - beginning	$1,445,168,855	$2,499,824,428	$2,365,455,062	-42.2%	5.7%
Sales/inflows	119,362,892	400,940,827	734,320,549	-70.2%	-45.4%
Redemptions/outflows	(516,461,559)	(575,670,435)	(463,302,268)	-10.3%	24.3%
Dividends and Capital Gain Distributions	(6,832,954)	(35,888,690)	(157,842,692)	-81.0%	-77.3%
Market value change	404,867,720	(844,037,275)	21,193,777	N/A	N/A
Value Line equity fund assets (non-variable annuity) - ending	1,446,104,954	1,445,168,855	2,499,824,428	0.1%	-42.2%
Variable annuity fund assets - beginning	$453,958,992	$808,054,829	$919,105,496	-43.8%	-12.1%
Sales/inflows	42,428,972	127,997,022	110,791,953	-66.9%	15.5%
Redemptions/outflows	(82,785,322)	(113,787,522)	(158,083,687)	-27.2%	-28.0%
Dividends and Capital Gain Distributions	(32,487,231)	(112,587,503)	(88,296,739)	-71.1%	27.5%
Market value change	113,888,908	(255,717,834)	24,537,805	N/A	N/A
Variable annuity fund assets - ending	495,004,319	453,958,992	808,054,828	9.0%	-43.8%
Fixed income fund assets - beginning	$248,927,635	$266,172,054	$291,586,126	-6.5%	-8.7%
Sales/inflows	26,239,120	32,599,409	21,875,605	-19.5%	49.0%
Redemptions/outflows	(36,388,184)	(33,028,853)	(37,617,308)	10.2%	-12.2%
Dividends and Capital Gain Distributions	(8,277,052)	(378,440)	(3,635,147)	N/A	-89.6%
Market value change	19,366,807	(16,436,535)	(6,037,221)	N/A	172.3%
Fixed income fund assets - ending	249,868,326	248,927,635	266,172,055	0.4%	-6.5%
Money market fund assets - ending	132,102,912	181,573,202	219,498,418	-27.2%	-17.3%
Assets under management - ending	$2,323,080,511	$2,329,628,685	$3,793,549,729	-0.3%	-38.6%

The next table provides a breakdown of the major distribution channels for the Value Line Funds in terms of assets and shareholder accounts as of April 30, 2010.

Fund Categories	Aggregate Asset Levels	Percentage of Assets in Category	Shareholder Accounts	Percentage of Shareholder Accounts in Category
Guardian (SAM and Centurion Funds)	$495,004,000	21.3%	32,405	21.5%
Value Line Funds direct accounts & other dealers	$1,015,050,000	43.7%	55,171	36.6%
Top five dealer platforms	$813,027,000	35.0%	63,128	41.9%
Total	$2,323,081,000	100.0%	150,704	100.0%

Investment management fees and service and distribution fees vary among the Value Line Funds and may be subject to certain limitations.  Investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line PerformanceTM Ranking System in selecting securities for purchase or sale.  The Ranking System compares an estimate of the probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 stocks under review and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets.  Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com.  Each mutual fund may use "Value Line" in its name only so long as the Company or one of its affiliates acts as its investment adviser.

In addition to managing the Value Line Funds, EULAV manages assets within separately managed accounts of institutions and high net worth individuals.  For these services, the Company is paid an advisory fee.  The Company’s separately managed accounts as of year end April 30, 2010 have $48 million in assets, no change since April 30, 2009 and down from $217 million at April 30, 2008.  Of the $48 million, $24 million is affiliated with AB&Co. Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals. However, they generally have an advance notice requirement for termination of the account.

D.  Wholly-Owned Operating Subsidiaries

Wholly owned subsidiaries of the Company include Value Line Publishing, Inc. (“VLP”), EULAV Securities, Inc., (“ESI”), EULAV Asset Management, LLC (“EULAV”), Vanderbilt Advertising Agency, Inc. (“VAA”), Compupower Corporation (“CPWR”) and Value Line Distribution Center (“VLDC”).

1.	VLP is the publishing unit for the investment related periodical publications and copyright data.

2.
ESI is registered as a broker-dealer and is a member of the Financial Industry Regulatory Authority, also known as “FINRA”.  ESI, formerly Value Line Securities, Inc., is the distributor for the Value Line Funds.  Shares of the Value Line Funds are sold to the public without a sales charge (i.e., on a "no-load" basis).  ESI receives service and distribution fees, in accordance with compensatory plans, pursuant to rule 12b-1 of the Investment Company Act of 1940 from certain Value Line Funds.

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

E.  Trademarks

The Company holds trademark and service mark registrations for various names and logos in multiple countries. Value Line believes that these trademarks and service marks provide significant value to the Company and are an important factor in the marketing of its products and services.

F.  Investments

The Company invests in the Value Line Funds, fixed income obligations and other marketable securities.  As of April 30, 2010, the Company had $15,943,000 invested in the Value Line U.S. Government Money Market Fund, representing less than 1% of total Value Line Funds net assets at April 30, 2010 and 12% of the Value Line U.S. Government Money Market Fund at April 30, 2010.

G.  Employees

At April 30, 2010, the Company and its subsidiaries employed 181 people.

The Company, its affiliates, officers, directors and employees, may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company's publications.  Analysts are not permitted to own securities of the companies they cover.  The Company has adopted rules requiring reports of securities transactions by employees for their respective accounts.  The Company has also established policies restricting trading in securities whose ranks are about to change in order to avoid possible conflicts of interest.

H.  Principal Business Segments

The information with respect to revenues from external customers and profit and loss of the Company's identifiable principal business segments is incorporated herein by reference to Note 9 of the Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company's assets identifiable to each of its principal business segments were as follows:

	April 30,
	2010	2009	2008
	(in thousands)

Investment Periodicals, Related Publications and Copyright Data	$12,734	$11,867	$10,780

Investment Management	9,397	22,914	76,671

Corporate Assets	37,854	82,774	50,502
	$59,985	$117,555	$137,953

I.  Competition

The investment management and the investment information and publications industries are very competitive.  There are many competing firms and a wide variety of product offerings.  Some of the firms in these industries are substantially larger and have greater financial resources than the Company.  The Internet continues to increase the amount of competition in the form of free and paid online investment research.  The prevalence of broker supermarkets or platforms permitting easy transfer of assets among mutual funds, mutual fund families, and other investment vehicles tends to increase the speed with which fund shareholders can leave or enter the Value Line Funds based on short-term fluctuations in performance.

J.  Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2010), and principal occupations and employment during the past five years of the Company's Executive Officers.  All officers are elected to terms of office for one year.  Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	56
Acting Chairman and Acting CEO since November 2009; Chief Legal Officer; Vice President; Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds since June 2008; Secretary of  EULAV since February 2009; Vice President, Secretary, Treasurer and General Counsel of AB&Co.

Mitchell E. Appel	39
Chief Financial Officer since April 2008 and from September 2005 to November 2007; President of each of the Value Line Funds since June 2008; President of EULAV and ESI since February 2009; Treasurer of the Company from June to September 2005; Chief Financial Officer, XTF Asset Management from November 2007 to April 2008.

Stephen R. Anastasio	51	Treasurer since September 2005; Treasurer of each of the Value Line Funds September 2005 to August 2008; Chief Financial Officer from 2003 to September 2005.

Thomas T. Sarkany	64	Director of Mutual Fund Marketing; Director of Copyright Data; Secretary since January 2010.

WEB SITE ACCESS TO SEC REPORTS

The Company’s Internet site address is www.valueline.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available on the “Corporate Filings” page under the “About Value Line” tab of the Company’s Internet site as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission (“SEC”).  All Company filings are also available on the SEC Internet site, www.sec.gov as soon as reasonably practicable after electronic filing.

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
The Company’s trademarks and tradenames are important assets to the Company.  Although its trademarks are registered in the United States and in certain foreign countries, the Company may not always be successful in asserting global trademark or tradename protection. In the event that other parties infringe on its intellectual property rights and it is  not successful in defending its intellectual property rights, the result may be a dilution in the value of the Company’s brands in the marketplace. If the value of its brands becomes diluted, or if competitors introduce brands that cause confusion with its brands in the marketplace, such developments could adversely affect the value that its customers associate with its brands, and thereby negatively impact its sales. Any infringement of our intellectual property rights would also likely result in a commitment of Company resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our intellectual property rights and we may not be able successfully to resolve such claims.

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

The Company faces significant competition in the fields of publishing and investment management.
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
Changes in legal, regulatory, accounting, tax and compliance requirements could have an effect on the Company’s operations and results, including but not limited to increased expenses and restraints on marketing certain funds and other investment products offered by the Company.  EULAV Asset Management, LLC is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.  The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations.  EULAV Securities, Inc. is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, also known as “FINRA”.  Each Value Line Fund is a registered investment company under the Investment Company Act of 1940.  This Act requires numerous compliance measures, which must be observed, and involves regulation by the SEC.  Each fund and its shareholders may face adverse tax consequences if the Value Line Funds are unable to maintain qualification as registered investment companies under the Internal Revenue Code of 1986, as amended.  Those laws and regulations generally grant broad administrative powers to regulatory agencies and bodies such as the SEC and FINRA.  If these agencies and bodies believe that the Company and its subsidiaries or the Value Line Funds have failed to comply with their laws and regulations, these agencies and bodies have the power to impose sanctions.  The Company and the Value Line Funds, like other companies, can also face lawsuits by private parties.  The Company, along with its directors and officers, has been sued from time to time.  Regulatory proceedings and lawsuits are subject to uncertainties, and the outcomes are difficult to predict.  Changes in laws, regulations or governmental policies, and the costs associated with compliance, could adversely affect the business and operations of the Company and the Value Line Funds.  An adverse resolution of any regulatory proceeding or lawsuit against the Company, its directors, officers, or its subsidiaries could result in substantial costs or reputational harm to the Company and its subsidiaries or to the Value Line Funds and have an adverse effect on the business and operations of the Company or the Value Line Funds.  As noted under “Legal Proceedings,” the Company settled an SEC investigation during fiscal year 2010.  The former CEO and indirect majority shareholder has not yet complied with the portion of the settlement order that requires her to disassociate from EULAV and ESI. If the terms of the SEC Settlement order are not complied with, the Company, its regulated subsidiaries EULAV and/or ESI may be further impacted in an adverse way impacting the Company’s ability to operate a registered investment adviser or broker/dealer and may result in an adverse effect to the investment management segment of the business.

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

Item 3. LEGAL PROCEEDINGS.

On November 4, 2009, the Company, ESI, and two former officers and directors of the Company concluded a settlement with the Securities and Exchange Commission (“SEC”) as a result of an investigation regarding the execution of portfolio transactions on behalf of the Value Line Funds managed by the Company (the “Settlement”).  In connection with the Settlement, the Company recorded a provision for settlement of $48,106,000, of which $43,706,000 was paid to the SEC in November 2009 representing disgorgement of commissions received in the amount of $24,168,979, prejudgment interest of $9,536,786, and a civil penalty in the amount of $10,000,000.  Pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, a fund will be created for The Company’s disgorgement, interest and penalty (“Fair Fund”). The Company will bear all costs associated with any Fair Fund distribution, including retaining a third party consultant approved by the SEC staff to administer any Fair Fund distribution. Additional information about the Settlement is included in the Form 8-K filed by the Company on November 4, 2009, Item 1-Note 10 of the Form 10-Q filed by the Company with the SEC on December 15, 2009 and Note 14 to the financial statements included in this report on Form 10-K, each of which is incorporated herein by reference. As of the date of this report, the former CEO and indirect majority shareholder has not yet complied with the portion of the settlement order that requires her to disassociate from EULAV and ESI.  The Company and the indirect majority shareholder are exploring various alternatives to comply with the disassociation requirement.  The Company cannot estimate the impact to its business or financial condition or results of operations if the remaining terms of the settlement order are not met in a timely manner.

On September 3, 2008, VLI was served with a derivative shareholder's suit filed in New York County Supreme Court naming VLI's current and former Directors and alleging breach of fiduciary duty and related allegations, all arising from the SEC matter. The complaint sought return of remuneration by the Directors and other remedies. A second derivative shareholder's suit was filed in New York County Supreme Court on or about November 9, 2009, naming certain current and former VLI Directors and VLI's parent, AB&Co., as defendants. This suit primarily restates the same or similar allegations and seeks similar remedies as were sought in the earlier derivative shareholder's suit served in September 2008. By order dated January 8, 2010, the Court granted Plaintiffs' motion to consolidate the two cases. Defendants' time to answer, move or otherwise respond to the consolidated amended complaint has been adjourned until August 20, 2010. VLI has advised its insurance carriers of these developments and it is not possible to estimate an amount or range of loss on VLI's financial statements.

Item 4. (Removed and Reserved)

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on the NASDAQ Global MarketSM under the symbol “VALU”.  The approximate number of record holders of the Registrant's Common Stock at April 30, 2010 was 51.  As of June 30, 2010, the closing stock price was $18.14.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Dividend Declared Per Share

April 30, 2010	$27.25	$19.86	$3.00
January 31, 2010	$28.48	$24.33	$.20
October 31, 2009	$32.85	$29.29	$.20
July 31, 2009	$36.52	$30.70	$.20

April 30, 2009	$32.48	$24.30	$.30
January 31, 2009	$39.98	$33.44	$.40
October 31, 2008	$39.99	$30.97	$.40
July 31, 2008	$37.97	$30.24	$.40

On July 15, 2010 the Board of Directors of Value Line, Inc. declared a quarterly dividend of $0.20 per share to shareholders of record as of July 29, 2010 to be paid on August 12, 2010.

As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans.  The Company did not sell any unregistered shares of common stock during Fiscal 2010.

There were no purchases of the Company’s equity securities by the Company or any affiliated purchaser during the fiscal quarter ended April 30, 2010.

Item 6. SELECTED FINANCIAL DATA.

       Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.
	Years ended April 30,
	2010		2009	2008	2007	2006
	(in thousands, except per share amounts)
Revenues:

Investment periodicals and related publications		$35,965	$39,935	$42,791	$45,619	$47,703

Copyright data fees		$3,243	$4,333	$7,066	$6,861	$5,016

Investment management fees and services		$18,932	$24,973	$32,821	$31,155	$32,467

Total revenues		$58,140	$69,241	$82,678	$83,635	$85,186

Income/(loss) from operations		$(32,190)	$24,223	$34,450	$35,636	$35,180

Net income/(loss)		$(23,188)	$22,953	$25,550	$24,607	$23,439

Earnings/(loss) per share, basic and fully diluted	$	(2.32)	$2.30	$2.56	$2.47	$2.35

Total assets		$59,985	$117,555	$137,953	$128,963	$119,214

Cash dividends declared per share		$3.60	$1.50	$1.20	$1.15	$1.00

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

Executive Summary of the Business

The Company's primary businesses are: (1) producing investment related periodical publications and making available copyright data including certain Value Line proprietary ranking system information and other proprietary information under agreements to third parties for use in selecting securities for third party marketed products, such as unit investment trusts, exchange traded funds, other annuity products, and (2) providing investment management services to the Value Line Funds and other managed accounts.

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

Depending upon the product, the Company offers three months or less, annual and/or multi-year subscriptions.  Generally, all subscriptions are paid for in advance of fulfillment.  Renewal orders for the retail market are solicited primarily through a series of efforts that include letters, email, and telemarketing.  New orders are generated primarily from targeted direct mail campaigns for specific products.  Other sales channels used by the Company include advertising in media publications, the Internet, cross selling via telesales efforts and Internet promotions through third parties.

Institutional subscribers consist of corporations, financial professionals, colleges, and municipal libraries.  The Company has a dedicated department that solicits institutional subscriptions.  Fees for institutional services vary by the university or college enrollment, number of users, and the number of products purchased.

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

Business Environment

During the Company’s fourth quarter ended April 30, 2010, the global financial markets continued to improve from the March 2009 market lows.  The NASDAQ and the Dow Jones Industrial Average declined 39.1% and 38.6% respectively from the end of September 2008 to March 9, 2009.  From that point to April 30, 2010, those indices have rallied nearly 94% and 68%, respectively.  For the fiscal year ended April 30, 2010, the NASDAQ and Dow Jones Industrial Average were up 43% and 35%, respectively.  But the severe downturn and volatility in the financial markets throughout the prior fiscal year continue to negatively impact the Company’s revenues, assets under management and the assets attributable to third party copyright data partners as compared to the twelve months of the previous fiscal year.  Although we have not suffered a fundamental change in our business model, the business environment remains challenging for our business.  In response, we continue to be diligent both in our operational and marketing execution and in controlling expenses.

Results of Operations

The operating results of the Company for fiscal year 2010 show its worst performing year since going public in 1982 due to the provision for the SEC Settlement, which was reached in November 2009.  Excluding the SEC Settlement, the Company was profitable in its operations, albeit, revenues from each business line to be discussed in further detail, have deteriorated from the previous year.

The following table illustrates the key earnings figures for each of the three years ended April 30, 2010, 2009, and 2008.

Year Ended April 30,
(in thousands, except earnings/(loss) per share)				Percentage Change
	2010	2009	2008	10 vs 09	09 vs 08
Earnings/(loss) per share	$(2.32)	$2.30	$2.56	NMF	-10.2%
Net income/(loss)	$(23,188)	$22,953	$25,550	NMF	-10.2%
Operating income/(loss)	$(32,190)	$24,223	$34,450	NMF	-29.7%
Operating expenses	$90,330	$45,018	$48,228	100.7%	-6.7%
Income from securities transactions, net	$837	$11,625	$6,294	-92.8%	84.7%

* NMF – not meaningful figure

For the twelve months ended April 30, 2010, the Company’s net loss of $23,188,000 or $2.32 per share was $46,141,000 below net income of $22,953,000 or $2.30 per share for the twelve months ended April 30, 2009.  Net income for the fourth quarter ended April 30, 2010 of $2,445,000 or $0.25 per share was $1,172,000 or 32% below net income of $3,617,000 or $0.36 per share for the fourth quarter of the prior fiscal year. The operating loss, including the SEC Settlement, was $32,190,000 for the twelve months ended April 30, 2010, which was $56,413,000 below the operating income of $24,223,000 last fiscal year. The operating and net losses of the Company were a result of the Company recording a provision for the SEC Settlement of $48,106,000.  Excluding the provision for the SEC Settlement and a one-time charge of $727,000 for the write down of development software, operating income for the twelve months ended April 30, 2010 of $16,643,000 was $7,580,000 or 31% below last fiscal year.  Operating income of $2,578,000 for the fourth quarter ended April 30, 2010 was $3,294,000 or 56% below operating income of $5,872,000 for the fourth quarter of the prior fiscal year.  Inclusive of the $48,106,000 provision for the SEC Settlement, the write off of a software project, and payment of a special $3 per share common stock dividend, shareholders’ equity of $21,448,000 at April 30, 2010 was 74% lower than shareholders’ equity of $80,869,000 at April 30, 2009.

Operating revenues, which consist of investment periodicals, and related publications revenues, copyright data fees, and investment management fees and services, all declined for the twelve months ended April 30, 2010.

	Operating revenues and % of total by year
Year Ended April 30,	2010		2009		2008		Percentage Change
(in thousands)	$$	%	$$	%	$$	%	10 vs 09	09 vs 08
Investment periodicals and related publications	$35,965	61.9%	$39,935	57.7%	$42,791	51.8%	-9.9%	-6.7%
Copyright data fees	$3,243	5.5%	$4,333	6.2%	$7,066	8.5%	-25.2%	-38.7%
Investment management fees and services	$18,932	32.6%	$24,973	36.1%	$32,821	39.7%	-24.2%	-23.9%
Total Operating Revenues	$58,140		$69,241		$82,678		-16.0%	-16.3%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues were down $3,970,000 or 10% for the twelve months ended April 30, 2010 as compared to the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation continues to decline.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients. As of April 30, 2010, total company-wide circulation has dropped 11% compared to the previous fiscal year.  Overall renewal rates for the flagship product, The Value Line Investment Survey, are 74%, up from 70% a year earlier, however, the Company is not adding enough new subscribers to offset the subscribers that choose not to renew to the flagship product and the other products.  The Company has been successful in growing electronic investment periodicals revenues within institutional sales, which increased $671,000 or 10% from the previous year. Fiscal year gross institutional sales through April 30, 2010 were $9,361,000, up $1,174,000 or 14% from the previous fiscal year.  This continues to be a positive trend, but not sufficient to offset the lost revenue from retail subscribers.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

	Subscription Revenues
Year Ended April 30,				Percentage Change
(in thousands)	2010	2009	2008	10 vs 09	09 vs 08
Print publication revenues	$23,309	$27,089	$30,660	-14.0%	-11.6%
Electronic publication revenues	$12,656	$12,846	$12,131	-1.5%	5.9%
Total investment periodicals and related publications revenue	$35,965	$39,935	$42,791	-9.9%	-6.7%
Unearned revenues (short and long term)	$27,177	$28,997	$32,530	-6.3%	-10.9%

For the twelve months ended April 30, 2010, print publication revenues decreased $3,780,000 or 14% from the last fiscal year for the reasons described earlier.  Print circulation, which has always dominated our subscription base, has fallen 12% from the last fiscal year.  Electronic publications revenues were down $190,000 for the twelve months ended April 30, 2010.  All the retail electronic services continued to decline in circulation from the prior fiscal year.

The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the twelve months ended April 30, 2010, institutional revenues increased $671,000 or 10%, while revenues from retail subscribers were down $861,000 or 15% as compared to the twelve months ended April 30, 2009.  The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort for sales to colleges, libraries and corporate accounts.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products, which continue to decline.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”), a component in the Company’s flagship product, The Value Line Investment Survey, is also an important part of the Company’s copyright data business.  As stated in recent quarterly filings, the rapid and severe price actions in the markets in 2009 appear to have favored short-term investing, as investors bought well known names whose earnings have plunged but whose stock prices were depressed in hopes the stock prices would rebound.  Such stocks are generally not well ranked by Value Line because the Ranking System emphasizes earnings results and price momentum.  The Ranking System is designed to be predictive over a six to twelve month period.  During the six months and fiscal quarter ended April 30, 2010, the combined Value Line Timeliness Rank 1 & 2 stock performance of 24.1% and 16.3%, allowing for weekly changes in Ranks, compares favorably to the 14.5% and 10.5% return of the S&P 500 index, respectively.  The Company and its quantitative research staff continue to work diligently to improve the Ranking System’s predictive performance although no assurances are possible.

Copyright data fees

Copyright data fees have decreased $1,090,000 or 25% for the twelve months ended April 30, 2010 as compared to the twelve months ended April 30, 2009.  As of April 30, 2010, total third party sponsored assets were attributable to four contracts for copyright data and represent $2.6 billion in various products as compared to four contracts and $2.0 billion in assets last fiscal year, representing a 28% increase in assets year end over year end.  Despite the increase in year end assets under management from April 30, 2009 to April 30, 2010, average assets under management during the year ended April 30, 2009 were greater than for the year ended April 30, 2010.  The combination of the underperformance by the Ranking System and the broad and deep declines in the equity markets from late 2008 and early 2009 significantly impacted assets of the third party sponsors that are customers of our copyright data business which resulted in lower asset based fees paid to the Company.  The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. Today this market is significantly more competitive as a result of product diversification and growth of the use of indices by portfolio managers.  Copyright data fees have been a critical component of the Company’s plan to replace shrinking publishing revenues but no new contracts have been added in fiscal year 2010.

Investment management fees and distribution services revenues

Overall fund assets are flat compared to the end of the last fiscal year.  The following table illustrates the total fund assets as of April 30, 2010 as compared to April 30, 2009.  Since the end of the fiscal year through June 14, 2010, the equity markets have pulled back and the S&P 500 has declined 7.9% and the Russell 2000 has declined 7.5%.  Total net assets in the Value Line Funds have fallen from $2.3 billion at fiscal 2010 year end to $2.1 billion as a result of the market decline, with equity funds’ assets falling $163 million between April 30, 2010 and June 14, 2010.

	Total Net Assets
At April 30,				Percentage Change
(in thousands)	2010	2009	2008	10 vs 09	09 vs 08
Equity funds	$1,941,109	$1,899,128	$3,307,879	2.2%	-42.6%
Fixed income funds	$249,869	$248,928	$266,172	0.4%	-6.5%
U.S. Government Money Market Fund	$132,103	$181,573	$219,499	-27.2%	-17.3%
Total net assets	$2,323,081	$2,329,629	$3,793,550	-0.3%	-38.6%

As a result of a 20% decline in average assets under management for the twelve months of fiscal year 2010 as compared to the previous year, investment management fees and distribution services revenues for the twelve months ended April 30, 2010 were down $6,041,000 or 24% below the prior fiscal year.  Management fees for the twelve months ended April 30, 2010 were down $4,149,000 or 22% as compared to the prior fiscal year. There was a net decrease of $1,250,000 or 23% in distribution services revenues (12b-1 fees).  During the period, contractual fee waivers have applied for most of the Value Line Funds. For the twelve months ended April 30, 2010 and 2009, 12b-1 fee waivers were $2,648,000 and $2,889,000, respectively.  For the twelve months ended April 30, 2010 and 2009, management fee waivers were $838,000 and $208,000, respectively.  Twelve of the fourteen funds have all or a portion of the 12b-1 fees being waived and five of the fourteen funds have partial management fee waivers in place.  With very limited exception, the Company and its subsidiaries have no right to recoup the previously waived management fees and 12b-1 fees.

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

Equity Fund Net Assets (Variable Annuity and Open End Equity Funds)
At April 30,				Percentage Change
(in thousands)	2010	2009	2008	10 vs 09	09 vs 08
Equity fund assets sold through GIAC	$495,004	$453,959	$808,055	9.0%	-43.8%
All other equity fund assets	$1,446,105	$1,445,169	$2,499,824	0.1%	-42.2%
Total Equity fund net assets	$1,941,109	$1,899,128	$3,307,879	2.2%	-42.6%

As of April 30, 2010, one of the six equity mutual funds, excluding SAM and Centurion, had a four star rating by Morningstar, Inc. as compared to two of the six equity funds, having had four stars a year ago.  The equity funds experienced net redemptions for the twelve months ended April 30, 2010, as compared to net sales the previous year. As of April 30, 2010, shareholder accounts declined 17% from the previous year to 150,704 from 181,487. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., TD Ameritrade and Fidelity.

The Value Line fixed income mutual fund assets (excluding the Value Line U.S. Government Money Market Fund, formerly the Value Line Cash Fund), represent 11% of total mutual fund assets at April 30, 2010, same as the previous year.  Value Line U.S. Government Money Market Fund assets represent 6% of the total fund assets at April 30, 2010 and have decreased 27% from the previous year, primarily as a result of cash held in the Fund by the Company and AB&Co. being redeployed into other fixed income investments such as pre-refunded municipal bonds, U.S. Treasury securities, and FDIC backed floating rate notes.  In addition, the Company reduced its cash held in the U.S. Government Money Market Fund by approximately $44 million as a result of the SEC Settlement payment in November 2009, and the special dividend payment to shareholders of the Company in April 2010.  Currently, management fees from the U.S. Government Money Market fund are negligible with the Company waiving nearly all its fees since the end of November 2009 in order to maintain a return to shareholders.

Shareholder transactions for the Value Line Mutual Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareholders each day that the New York Stock Exchange is open.

Separately managed accounts revenues decreased $643,000 or 74% for the twelve months ended April 30, 2010 as compared to the twelve months ended April 30, 2009 primarily due to the loss of a major account at the end of the last fiscal year.  The Company’s separately managed accounts as of April 30, 2010 have $48 million in assets, no change since April 30, 2009.  Of the $48 million, $24 million is affiliated with AB&Co. Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they generally have a 30 day advance notice requirement for termination of the account.  The Company did not add any new accounts during the fiscal year 2010 and lost one small account in November 2009.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration. For fiscal 2010, expenses include a provision for the SEC Settlement of $48,106,000.  Operating expenses of $90,330,000 for the twelve months ended April 30, 2010 were $45,312,000 above operating expenses of $45,018,000 last fiscal year. For the twelve months ended April 30, 2010, operating expenses, excluding the provision for the SEC Settlement, were $42,224,000, 6% below operating expenses last fiscal year.  Operating expenses of $11,335,000 for the fourth quarter ended April 30, 2010 were $2,362,000 or 26% above operating expenses of $8,973,000 for the fourth quarter of the prior fiscal year.

Advertising and promotion

Year Ended April 30,				Percentage Change
(in thousands)	2010	2009	2008	10 vs 09	09 vs 08
Advertising and promotion	$9,346	$10,874	$13,863	-14.1%	-21.6%

Advertising and promotion expenses for the twelve months ended April 30, 2010 decreased $1,528,000 as compared to the twelve months ended April 30, 2009. Within the investment management segment, supermarket and Guardian (GIAC) platform expenses associated with the distribution of the mutual funds decreased $947,000 or 16% below the prior year due to the decline in the average net assets under management.  Print advertising was limited due to the market volatility and uncertainty related to the SEC investigation and as a result fell $692,000 during fiscal year 2010.  Within the publishing segment, costs associated with direct mail were relatively flat year to year.

Salaries and employee benefits

Year Ended April 30,				Percentage Change
(in thousands)	2010	2009	2008	10 vs 09	09 vs 08
Salaries and employee benefits	$16,314	$17,676	$18,594	-7.7%	-4.9%

Salaries and employee benefits decreased by $1,362,000 from the previous year.  Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing.  During fiscal year 2010, there was consolidation at the executive level further reducing salaries and employee benefits.  Additional savings resulted from the Company’s decision not to contribute to the Value Line Profit Sharing Plan for fiscal years 2010 and 2009.

Production and distribution

Year Ended April 30,				Percentage Change
(in thousands)	2010	2009	2008	10 vs 09	09 vs 08
Production and distribution	$5,244	$5,868	$6,251	-10.6%	-6.1%

Production and distribution expenses for the twelve months ended April 30, 2010 were $624,000 below expenses for the twelve months ended April 30, 2009.  Amortized software costs decreased $325,000 below last fiscal year due to a reduction in prior year expenditures for capitalized costs.  In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.

Office and administration

Year Ended April 30,				Percentage Change
(in thousands)	2010	2009	2008	10 vs 09	09 vs 08
Office and administration	$11,320	$10,600	$9,520	6.8%	11.3%

Office and administration expenses for the twelve months ended April 30, 2010 were $720,000 above expenses for the twelve months ended April 30, 2009.  Professional fees were flat for the year as compared to the previous year.  Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.  However, during the twelve months ended April 30, 2010, the Company expensed $727,000 of capitalized development costs related to a software production project that was determined to be no longer viable.

Provision for Settlement

On November 4, 2009, the Company, its former CEO and another former officer of the Company concluded a Settlement with the SEC as a result of an investigation regarding the execution of portfolio transactions on behalf of the Value Line Funds managed by the Company.  As a result of the Settlement, the Company established a reserve of $48,106,000 of which it paid $43,706,000 into a Fair Fund to reimburse shareholders who owned shares in the affected Mutual Funds in the period covered by the Settlement.  During the fourth quarter the Company accrued $400,000 of additional costs relating to the Settlement, in particular relating to the Fair Fund distribution process.  The Settlement included certain terms and conditions including a bar and disassociation of the Company’s former CEO and indirect majority shareholder.  The former CEO and indirect majority shareholder has not yet complied with the portion of the settlement order, which requires her to disassociate from EULAV and ESI. The Company and the indirect majority shareholder are exploring various alternatives to comply with the disassociation deadline.

Segment Operating Profit

The Company operates in two business segments, Investment Periodicals, Publishing & Copyright Data and Investment Management.

	Investment Periodicals, Publishing & Copyright Data					Investment Management
	Twelve Months Ended April 30,					Twelve Months Ended April 30,
				Percentage Change					Percentage Change
(in thousands)	2010	2009	2008	10 vs 09	09 vs 08	2010	2009	2008	10 vs 09	09 vs 08
Segment revenues from external customers	$39,208	$44,268	$49,857	-11.4%	-11.2%	$18,932	$24,973	$32,821	-24.2%	-23.9%
Segment profit/(loss) from operations	$10,425	$16,237	$18,464	-35.8%	-12.1%	$(42,614)	$7,998	$16,002	NMF	-50.0%
Segment profit/(loss) margin from operations	26.6%	36.7%	37.0%	-27.5%	-1.0%	-225.1%	32.0%	48.8%	NMF	-34.3%

Investment Periodicals, Publishing & Copyright Data

Segment revenues, operating profit and operating profit margins from the Company’s Investment Periodicals, Publishing & Copyright Data segment declined significantly from the previous fiscal year primarily due to the continued deterioration in circulation of the total product line. As previously mentioned the ranking system’s sometimes inconsistent performance and competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue. The recession and turmoil in the markets have also contributed to the decline in subscriptions as individuals reduced many forms of discretionary spending, or have shifted investments to fixed income, for which the Company only provides research on mutual funds and ETF vehicles. Investment Periodicals, Publishing & Copyright Data segment profit margin from operations decreased as a direct result of the decline in revenue.

Investment Management

Revenues from the Company’s Investment Management business segment declined significantly from the previous fiscal year primarily due to the decline in investment management fees from the Company’s family of mutual funds that was a direct result of the deterioration in the underlying assets under management and fee waivers. The Company waived management fees of $564,000 in the U.S. Government Money Market Fund due to the low interest rate environment which causing the Fund to operate below its normalized expense ratio.  Segment operating profit and operating profit margin are negative for the fiscal year ended April 30, 2010 due to the provision for the SEC Settlement.

Income from Securities Transactions, net

During the twelve months ended April 30, 2010, the Company’s income from securities transactions, net, of $837,000 was $10,788,000 or 93% below income from securities transactions, net, of $11,625,000 during the twelve months ended April 30, 2009.  Income from securities transactions, net, includes dividend and interest income of $859,000 at April 30, 2010 that was $608,000 or 41% below income of $1,467,000 for the twelve months ended April 30, 2009, primarily due to lower yield on the Value Line U.S. Government Money Market Fund.  In addition, the Company did not own any equity investments in fiscal year 2010.  Capital gains, net of capital losses, during the twelve months ended April 30, 2010 were $42,000. Capital gains, net of capital losses, during the twelve months ended April 30, 2009 were $9,788,000, which included a realized capital gain of $9,539,000 from the sale of the Company’s entire equity securities portfolio.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2010 and April 30, 2009 was 26.04% and 35.97%, respectively. The fluctuation in the income tax rate is attributable to the non-deductible portion of the provision for the SEC Settlement described in Note 14 – Legal Proceedings within the Notes to the Consolidated Condensed Financial Statements as of April 30, 2010 and the change in the non-taxable investment income, events that do not have tax consequences.

Liquidity and Capital Resources

The Company had working capital of $21,262,000 as of April 30, 2010 and $80,439,000 as of April 30, 2009.  Working capital as of April 30, 2010 has been reduced by a provision of $48,106,000 relating to the SEC Settlement of which $43.7 million was paid in November 2009 and the payment of $3 per share special dividend during the fourth quarter of fiscal 2010 in lieu of the regular $.20 per share quarterly dividend or $29.9 million in the aggregate.  Cash and short-term securities were $39,964,000 as of April 30, 2010 and $106,665,000 as of April 30, 2009.

The Company’s cash and cash equivalents include $15,943,000 at April 30, 2010 which is invested in the Value Line U.S. Government Money Market Fund.  The U.S. Government Money Market Fund operates under Rule 2a-7 of the Investment Company Act of 1940.  There have been no delays in redemption payments from this fund.  The fund’s portfolio includes U.S. government agency securities, U.S. Treasuries, certificate of deposits, commercial paper, and repurchase agreements collateralized with U.S. Treasuries in which the custodian physically takes possession of the collateral.

Cash from operating activities

The Company had cash outflows from operations of $8,658,000 for the twelve months ended April 30, 2010 as compared to cash inflows from operations of $14,372,000 for the twelve months ended April 30, 2009.  This was a result of the payment pursuant to the SEC Settlement of $43.7 million to the Fair Fund in November 2009, which was partially offset by the proceeds from sale of fixed income securities within the Company’s trading portfolio to fund the SEC Settlement.  Otherwise, the Company had positive cash flows from its operating activities for fiscal year 2010.

Cash from investing activities

The Company’s cash inflow from investing activities of $21,085,000 for the twelve months ended April 30, 2010 was 39% lower than cash inflow from investing activities of $34,581,000 for the twelve months ended April 30, 2009.  Cash inflows in fiscal 2009 were higher as a result of sales of the Company’s entire equity portfolio during fiscal year ended April 30, 2009 and partial sale of fixed income securities during fiscal 2010 to fund the SEC Settlement.

Cash from financing activities

The Company’s net cash outflow from financing activities of $38,928,000 as of April 30, 2010 was 160% higher than cash outflow from financing activities of $14,972,000 for the twelve months ended April 30, 2009. The increase  in cash outflow during fiscal 2010 resulted from the payment of five dividends during fiscal 2010 including a special $3 per share dividend paid in April 2010, in the aggregate amount of $3.90 per share compared with four dividends totaling $1.50 per share for the fiscal year ended April 30, 2009.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted liquidity.  Management does not anticipate any borrowing in fiscal 2011. Retained earnings were nearly $20 million and liquid assets $40 million at year end April 30, 2010.

Critical Accounting Estimates and Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect the significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

•	Revenue recognition
•	Income taxes
•	Reserve for settlement expenses

Revenue Recognition

The majority of the Company’s revenues come from the sale of print and electronic subscriptions, investment management and service and distribution fees, and fees for copyright proprietary information.  The Company recognizes subscription revenue in equal amounts over the term of the subscription, which generally ranges from three months to one year or longer, varying based on the product or service.  Investment management fees and service and distribution fee revenues for the Value Line Funds are recognized each month based upon the daily net asset value of each fund.  Copyright data fees are calculated monthly based on market fluctuation and billed quarterly.  The Company believes that the estimates related to revenue recognition are critical accounting estimates, and to the extent that there are material differences between its determination of revenues and actual results, its financial condition or results of operations may be affected.

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

As of April 30, 2010, the Company had $8,690,000 of deferred tax assets, which included $7,847,000 of short-term deferred Federal, State, and local taxes related to the current year NOL carryforward of $19.3 million.  In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Reserve for settlement expenses

The Company has $4,247,000 in accrued liabilities to reserve for expenses related to the SEC Settlement.  This expense is an estimate related to the Fair Fund creation and administration required by the SEC to distribute the proceeds of the Fair Fund.  Included in the estimate are calculations for the third party administrator, tax advisor, legal, and transfer agent work to identify shareholders, and to calculate and distribute the proceeds of the Fair Fund.  These costs are estimates based on the scope of the work and bids received from the third party vendors.  Due to the complexity of the Fair Fund distribution, these estimates are subject to change with a positive or negative impact to the Company predicated on the complexity of the calculation and determination of shareholders who will receive distributions from the Fair Fund.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

Below is a summary of certain contractual obligations (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 years	3-5 years	More Than 5 Years
Operating Lease Obligations	$9,090	$2,948	$5,896	$246	-
Purchase Obligations	-	-	-	-	-
Other Long-term Obligations reflected on Balance Sheet	$27,177	$22,314	$4,863	-	-
TOTAL	$36,267	$25,262	$10,759	$246	-

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

The Company’s Consolidated Balance Sheet includes a substantial amount of assets whose fair values are subject to market risks.  The Company’s significant market risks are primarily associated with interest rates and equity price risk, although the Company disposed of its entire portfolio of equity securities during the fiscal year ended April 30, 2009 and held no equity securities during the fiscal year ended April 30, 2010.  The following sections address the significant market risks associated with the Company’s business activities.

Interest Rate Risk

The Company’s strategy has been to acquire debt securities with low credit risk.  Despite this strategy management recognizes and accepts the possibility that losses may occur.  To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing in six months to three years.

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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)

	(bp = basis points)

		6 mo.	6 mo.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of April 30, 2010
Investments in securities with fixed maturities	$23,532	$23,468	$23,470	$23,463	$23,463

As of April 30, 2009
Investments in securities with fixed maturities	$63,729	$62,573	$62,966	$61,796	$62,222

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

In fiscal year 2010 and at the end of fiscal year 2009, Value Line did not hold equity securities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10K:

Page Number

Report of independent auditors	38
Consolidated balance sheets—April 30, 2010 and 2009	39
Consolidated statements of income
-years ended April 30, 2010, 2009 and 2008	40
Consolidated statements of cash flows
-years ended April 30, 2010, 2009 and 2008	41
Consolidated statement of changes in shareholders’ equity
-years ended April 30, 2010, 2009 and 2008	42
Notes to the consolidated financial statements	43

Quarterly Results (Unaudited)
(in thousands, except per share amounts)

		Income/(Loss)		Earnings/(Loss)
	Total	From	Net	Per
	Revenues	Operations	Income/(Loss)	Share

2010, by Quarter
First	$14,788	$(42,786)	$(31,580)	$(3.16)
Second	14,866	3,435	2,381	0.23
Third	14,573	4,583	3,566	0.36
Fourth	13,913	2,578	2,445	0.25
Total	$58,140	$(32,190)	$(23,188)	$(2.32)

2009, by Quarter
First	$20,213	$7,465	$5,062	$0.51
Second	18,327	6,266	10,542	1.05
Third	15,856	4,620	3,732	0.38
Fourth	14,845	5,872	3,617	0.36
Total	$69,241	$24,223	$22,953	$2.30

2008, by Quarter
First	$20,801	$8,965	$5,943	$0.60
Second	21,110	9,416	6,359	0.63
Third	21,080	9,337	8,471	0.85
Fourth	19,687	6,732	4,777	0.48
Total	$82,678	$34,450	$25,550	$2.56

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

Item 9A.  CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

The Company's Acting Chief Executive Officer, Chief Financial Officer, and Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2010, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  The Company’s Acting Chief Executive Officer, Chief Financial Officer, and Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer, Chief Financial Officer, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated, with the participation of the Company’s Acting Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Acting Chief Executive Officer and Chief Financial Officer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls.  Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer of the Company concluded that there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Acting Chief Executive Officer, Chief Financial Officer, and the Treasurer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

There were no matters required to be disclosed by the Company in a report on Form 8-K during the Company's fourth fiscal quarter of the year ended April 30, 2010 that were not reported.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2010 and Principal Occupation	Director Since

Howard A. Brecher* (56). Acting Chairman and Acting CEO since November 2009; Chief Legal Officer; Vice President; Secretary until January 2010; Vice President and Secretary of the Value Line Funds since June 2008; Secretary of EULAV since February 2009; Director, Vice President, Secretary, Treasurer and General Counsel of Arnold Bernhard & Co., Inc.	1992

Stephen Davis (58). Managing Member, Davis Investigative Group, LLC	2010

Alfred Fiore (54). Chief of Police, Westport, CT	2010

William Reed (65). President, W.E. Reed	2010

Mitchell E. Appel (39). Chief Financial Officer since April 2008 and from September 2005 to November 2007; President of each of the Value Line Funds since June 2008; President of EULAV and ESI since February 2009; Treasurer from June to September 2005; Chief Financial Officer, XTF Asset Management from November 2007 to April 2008.	2010

Stephen R. Anastasio (51). Treasurer since September 2005; Treasurer of each of the Value Line Funds from September 2005 to August 2008; Chief Financial Officer from 2003 to September 2005.	2010

Thomas T. Sarkany (64). Mutual Fund Marketing Director; Director of Copyright Data; Secretary since January 2010.	2010

* Member of the Executive Committee.

Except as noted, the directors have held their respective positions for at least five years.

Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders.

(b)	The information pertaining to Executive Officers is set forth in Part I under the caption "Executive Officers of the Registrant."

Audit Committee

The Company has a standing Audit Committee performing the functions described in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the members of which are:  Mr. Stephen Davis, Mr. Alfred Fiore, and Mr. William Reed.

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

Code of Ethics

The Company has adopted a Code of Business Conduct and Code of Ethics that applies to its principal executive officer, principal financial officer, all other officers, and all other employees.  The Code of Business Conduct and Code of Ethics as amended was effective June 11, 2009, and are available on the Company’s Internet site.

Procedures for Shareholders to Nominate Directors

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors implemented after the disclosure of those procedures contained in the proxy statement for the Company's 2009 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its executive officers, directors and greater than ten percent beneficial owners complied with applicable SEC filing requirements during fiscal 2010.

Indemnification Agreements

On July 13, 2010, the Company entered into separate Indemnification Agreements (the "Indemnification Agreements") with its seven directors, Howard A. Brecher, Stephen Davis, Alfred Fiore, William E. Reed, Mitchell E. Appel, Stephen R. Anastasio and Thomas T. Sarkany (the "Indemnitees"), which address the indemnification rights of the Indemnitees in the event an Indemnitee is or becomes a party to or witness in litigation by reason of Indemnitee's position as a current or former member of the Board of Directors or officer of the Company ("Claims").  The Indemnification Agreements supplement the indemnification rights provided for under New York law and the Company's certificate of incorporation and bylaws.  The Indemnification Agreements, among other things, provide that the Company's Chief Executive Officer ("CEO") or Acting CEO will determine strategy for all Claims including whether the Company will litigate or settle any litigation.  The CEO or Acting CEO may select one or more counsel if he determines it is in the common interest; otherwise the Company's directors and/or officers may select counsel acceptable to the CEO or Acting CEO.  The Company shall advance reasonable fees and costs for selected or accepted counsel.  The Company shall, provided that such directors and/or officers relied in the underlying matter upon the advice of relevant professionals where such advice was sought (in the case of legal counsel after Claims arise, the CEO or acting CEO's selected or accepted counsel, in the case of accountants, the Company's auditors, or other accounting advice at the request of the CEO or acting CEO), indemnify such directors and/or officers to the fullest extent permitted by applicable law except as set forth in the Indemnification Agreements.  If any director and/or officer wishes to challenge the CEO's or Acting CEO's decision regarding strategy or selection of counsel, or payment of fees, he may do so at his own expense.  If a director and/or officer named in a lawsuit on behalf of the Company (e.g. a shareholder derivative suit) decides to have separate legal counsel rather than utilizing the CEO's or Acting CEO's selected or accepted counsel, that director's and/or officer's own personal expense shall not be subject to reimbursement by the Company.  If the Company advances fees and costs for counsel to any director and/or officer and that director and/or officer is found by a court of competent jurisdiction after all appeals not to have acted in good faith, then the director and/or officer must reimburse the Company for any funds that have been advanced pursuant to the Indemnification Agreement.

Item 11.  EXECUTIVE COMPENSATION.

The information required in response to this Item is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of June 30, 2010 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address	Number of Shares	Percentage of Shares
of Beneficial Owner	Beneficially Owned	Beneficially Owned[1]

Arnold Bernhard & Co., Inc.[1]	8,633,733	86.5%
220 East 42nd Street
New York, NY 10017

1Jean Bernhard Buttner, former Chairman and CEO of the Company, owns all of the outstanding voting stock of Arnold Bernhard & Co., Inc.  Substantially all of the non-voting stock of Arnold Bernhard & Co., Inc. is held by members of the Buttner family.

The following table sets forth information as of June 30, 2010, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address	Number of Shares	Percentage of Shares
of Beneficial Owner	Beneficially Owned	Beneficially Owned

Mitchell E. Appel	200	*
Howard A. Brecher	200	*
Stephen R. Anastasio	100	*
Thomas Sarkany	0	*
William Reed	0	*
Alfred Fiore	0	*
Stephen Davis	0	*

All directors and executive officers as a group (7 persons)	500	*

*Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 86.5% of the outstanding shares of the Company’s common stock, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business.  The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement.  During the years ended April 30, 2010, 2009, and 2008, the Company was reimbursed $2,105,000, $926,000, and  $1,327,000, respectively, for payments it made on behalf of and services it provided to AB&Co.  At April 30, 2010, the Receivables from affiliates included a receivable from AB&Co. of $5,000.  At April 30, 2009, accounts payable to affiliates included a payable to AB&Co. of $164,000.  In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them.  The Company is included in the consolidated federal income tax return filed by AB&Co.The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate tax return.  For the years ended April 30, 2010, 2009, and 2008, the Company made payments to AB&Co. for federal income tax amounting to $1,875,000, $10,958,000, and $12,460,000, respectively. At April 30, 2010, prepaid and refundable income taxes in the Consolidated Balance Sheet included $1,598,000 of prepaid federal income tax due from AB&Co.  At April 30, 2009, accrued taxes payable in the Consolidated Balance Sheet included $360,000 of federal income tax payable to AB&Co.

The Company acts as investment adviser and manager for fourteen open-end investment companies, the Value Line Funds.  The Company earns investment management fees based upon the average daily net asset values of the respective funds. The Company also manages a fixed income portfolio for AB&Co. for which it received an asset based fee of $53,000 during fiscal year 2010. ESI receives service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 from certain Value Line Funds for which EULAV is the adviser.  For the years ended April 30, 2010, 2009, and 2008, investment management fees, and service and distribution fees amounted to $18,710,000, $24,109,000,  and $31,644,000, respectively, after fee waivers.  These amounts include service and distribution fees of $4,123,000, $5,373,000, and $7,113,000, respectively.  The related receivables from the funds for management advisory fees and service and distribution fees included in Receivable from affiliates were $1,516,000 and $1,475,000 at April 30, 2010 and 2009, respectively.

On March 11, 2010, VLI and the Boards of Trustees/Directors of the Value Line Funds entered into an agreement pursuant to which VLI will reimburse the Funds in the aggregate amount of $917,302 for various past expenses incurred by the Funds in connection with the SEC matter referred to in Note 14. The payable for this expense reimbursement is included in the reserve for settlement expenses on the consolidated balance sheet of the Company. The expenses will be paid by VLI in twelve monthly installments commencing April 1, 2010.

For any transaction required to be disclosed in Item 404(a) of Regulation S-K, the Company’s policy and procedure is to have such transactions reviewed by the full Board of Directors for approval. The Company's written Code of Business Conduct and Ethics prohibits activities that present conflicts of interest between the personal interest of an officer, director or employee and the interests of the Company. The Company's policy and procedure with respect to approval of related party transactions is not in writing but, in the Company's view, is a logical extension of the Code of Business Conduct and Ethics since it provides a mechanism for assuring that transactions with related parties do not compromise the interests of the Company.  Transactions covered for the fiscal year ended April 30, 2010 include shared taxes that are paid by the Company to AB&Co. and shared services such as overhead and personnel costs that are charged to AB&Co.  The amounts are disclosed in Note 3 (Related Party Transactions) and Note 6 (Taxes) to the financial statements.

Director Independence

The information required with respect to director independence and related matters is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Information with respect to separate Indemnification Agreements with the Company's seven directors is incorporated herein by reference from Item 10, Directors, Executive Officers and Corporate Governance.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates for the fiscal years ended April 30, fees paid to the Company’s independent auditor, Horowitz & Ullmann for services provided:

	2010	2009
Audit fees	$157,800	$155,500
Audit-related fees	$15,970	$13,310
Tax fees	$166,640	$68,640
All other fees	$4,020	$4,005

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

10.10	Value Line, Inc. Profit Sharing and Savings Plan as amended and restated effective May 1, 2008.
10.13
Lease for the Company's premises at 220 East 42nd Street, New York, NY incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 1994 filed 6/17/1994, SEC file # 000-11306.

10.14
Lease amendment dated September 14, 2000 was filed on amended Form 10-K dated 8/17/2001; lease amendment dated January 19, 2006 was filed on Form 10-K dated 7/28/2006, and lease amendment dated April 23, 2007 was filed on Form 10-K dated 7/20/2007.

10.15
Form of separate Indemnification Agreements dated July 13, 2010 between the Company and Howard A. Brecher, Stephen Davis, Alfred Fiore, William E. Reed, Mitchell E. Appel, Stephen R. Anastasio and Thomas T. Sarkany.

14	Code of Business Conduct and Code of Ethics as amended.
21	Subsidiaries of the Registrant.
31	Rules 13a-14(a) and 15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended April 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE LINE, INC.
(Registrant)

By:	s/ Howard Brecher
Howard Brecher
Acting Chairman & Acting Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	s/ Howard Brecher
Howard Brecher
Acting Chairman & Acting Chief Executive Officer
(Principal Executive Officer)

By:	s/ Mitchell E. Appel
Mitchell E. Appel
Chief Financial Officer
(Principal Financial Officer)

Dated:  July 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

s/ Howard A. Brecher	s/ Mitchell E. Appel
Howard A. Brecher	Mitchell E. Appel

s/ Stephen Anastasio	s/ Thomas T. Sarkany
Stephen Anastasio	Thomas T. Sarkany

s/ William Reed	s/ Alfred Fiore
William Reed	Alfred Fiore

s/ Stephen Davis
Stephen Davis

Dated:  July 16, 2010

HOROWITZ & ULLMANN, P.C.
Certified Public Accountants

275 Madison Avenue
A member of the	New York, NY 10016
AICPA Center for Audit Quality	Telephone: (212) 532-3736
New York State Society of CPAs	Facsimile: (212) 545-8997
PCAOB registered	E-mail: cpas@horowitz-ullmann.com

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries as of April 30, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2010.  Value Line’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Line, Inc. and Subsidiaries at April 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

New York, NY
July 9, 2010

Part II
Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30, 2010	April 30, 2009
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $15,946 and $42,068, respectively)	$16,435	$42,936
Trading securities	-	17,203
Securities available for sale	23,529	46,526
Accounts receivable, net of allowance for doubtful accounts of $47 and $47, respectively	1,681	2,353
Receivable from affiliates	1,520	1,312
Prepaid and refundable income taxes	2,086	-
Prepaid expenses and other current assets	995	1,047
Deferred income taxes	8,690	493
Total current assets	54,936	111,870

Long term assets:
Property and equipment, net	4,257	4,474
Capitalized software and other intangible assets, net	792	1,211

Total long term assets	5,049	5,685

Total assets	$59,985	$117,555

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,982	$2,865
Accrued salaries	1,351	1,438
Dividends payable	-	2,994
Accrued taxes payable	780	392
Reserve for settlement expenses	4,247	-
Unearned revenue	22,314	23,742
Total current liabilities	33,674	31,431

Long term liabilities:
Unearned revenue	4,863	5,255
Total long term liabilities	4,863	5,255

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	19,813	78,935
Treasury stock, at cost (18,400 shares on 4/30/10 and 4/30/09)	(354)	(354)
Accumulated other comprehensive income, net of tax	(2)	297
Total shareholders' equity	21,448	80,869

Total liabilities and shareholders' equity	$59,985	$117,555

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years ended April 30,
	2010	2009	2008

Revenues:

Investment periodicals and related publications	$35,965	$39,935	$42,791
Copyright data fees	3,243	4,333	7,066
Investment management fees & services	18,932	24,973	32,821

Total revenues	58,140	69,241	82,678

Expenses:
Advertising and promotion	9,346	10,874	13,863
Salaries and employee benefits	16,314	17,676	18,594
Production and distribution	5,244	5,868	6,251
Office and administration	11,320	10,600	9,520
Provision for settlement	48,106	-	-

Total expenses	90,330	45,018	48,228

Income/(loss) from operations	(32,190)	24,223	34,450
Income from securities transactions, net	837	11,625	6,294

Income/(loss) before income taxes/(benefit)	(31,353)	35,848	40,744
Provision for income taxes/(benefit)	(8,165)	12,895	15,194

Net income/(loss)	$(23,188)	$22,953	$25,550

Earnings/(loss) per share, basic & fully diluted	$(2.32)	$2.30	$2.56

Weighted average number of common shares	9,981,600	9,981,600	9,981,600

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended April 30,
	2010	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(23,188)	$22,953	$25,550

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	726	1,140	1,619
Amortization of bond premiums	1,042	1,655	-
Realized gains on sales of securities	(419)	(9,470)	(2,792)
Unrealized (gains)/losses on securities	377	(318)	(82)
Deferred income taxes	(8,165)	109	(151)
Writedown of software	727	-	-

Changes in assets and liabilities:
Proceeds from sales of trading securities	16,840	9,027	-
Purchases of trading securities	-	(6,583)	(3,926)
(Decrease) in unearned revenue	(1,820)	(3,533)	(1,970)
Increase in deferred charges	-	110	160
Increase in reserve for settlement	4,247	-	-
(Decrease)/increase in accts. payable & accrued expenses	2,117	(2,380)	(722)
(Decrease) in accrued salaries	(87)	(33)	(74)
Increase in accrued taxes payable	388	263	129
(Increase)/decrease in prepaid expenses and current assets	179	(81)	560
(Increase)/decrease in prepaid and refundable income taxes	(2,086)	-	510
Decrease in accounts receivable	672	380	1,196
(Increase)/decrease in receivable from affiliates	(208)	1,133	349
Total adjustments	14,530	(8,581)	(5,194)

Net cash (used in)/provided by operating activities	(8,658)	14,372	20,356

Cash flows from investing activities:
Proceeds from sales of equity securities	-	37,760	2,793
Purchase of equity securities	-	(9)	(4,231)
Proceeds from sales of fixed income securities	69,941	45,526	9,622
Purchases of fixed income securities	(48,039)	(47,510)	(27,602)
Acquisition of property and equipment	(81)	(203)	(265)
Expenditures for capitalized software	(736)	(983)	(344)
Net cash provided by/(used in) investing activities	21,085	34,581	(20,027)

Cash flows from financing activities:
Dividends paid	(38,928)	(14,972)	(11,979)
Net cash used in financing activities	(38,928)	(14,972)	(11,979)

Net increase/(decrease) in cash and cash equivalents	(26,501)	33,981	(11,650)
Cash and cash equivalents at beginning of year	42,936	8,955	20,605
Cash and cash equivalents at end of year	$16,435	$42,936	$8,955

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

VALUE LINE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THREE YEARS ENDED APRIL 30, 2010, 2009 & 2008
(in thousands, except share amounts)

	Common stock						Accumulated
	Number	Par	Additional				Other
	of	Value	paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income/(loss)	Total

Balance at April 30, 2007	9,981,600	$1,000	$991	$(354)		$57,383	$16,552	$75,572

Comprehensive income
Net income					$25,550	25,550		25,550
Other comprehensive income/ (loss), net of tax:
Change in unrealized gains on securities, net of taxes					(1,289)		(1,289)	(1,289)

Comprehensive income					$24,261

Dividends declared						(11,979)		(11,979)

Balance at April 30, 2008	9,981,600	$1,000	$991	$(354)		$70,954	$15,263	$87,854

Comprehensive income
Net income					$22,953	22,953		22,953
Other comprehensive income/ (loss), net of tax:
Change in unrealized gains on securities, net of taxes					(14,966)		(14,966)	(14,966)

Comprehensive income					$7,987

Dividends declared						(14,972)		(14,972)

Balance at April 30, 2009	9,981,600	$1,000	$991	$(354)		$78,935	$297	$80,869

Comprehensive income/(loss)
Net (loss)					$(23,188)	(23,188)		(23,188)
Other comprehensive income/ (loss), net of tax:
Change in unrealized gains on securities, net of taxes					(299)		(299)	(299)

Comprehensive income/(loss)					$(23,487)

Dividends declared						(35,934)		(35,934)

Balance at April 30, 2010	9,981,600	$1,000	$991	$(354)		$19,813	$(2)	$21,448

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

Accounting Standards Codification:
During fiscal year 2010, the Company adopted the Financial Accounting Standards Board's (FASB's) Accounting Standards Codification (ASC). The FASB's ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC.  The FASB's ASC reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. Although not the official source, it also includes relevant portions of authoritative SEC guidance that follows the same topical structure in separate sections in the Codification.  The financial statements of the Company have been updated to reflect the relevant references to the FASB's ASC.

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

Investment management fees consist of management fees from the Value Line Mutual Funds ("Value Line Funds"), and from asset management clients.  Investment management fees for the mutual funds are earned on a monthly basis as services are performed and the fee is calculated based on average daily net assets of the mutual funds in accordance with each fund's advisory agreement.  Investment management fees for the asset management accounts are earned on a monthly basis as services are performed and the fee is calculated on assets in accordance with each of the agreements (see Note 3).

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds. The management fees for the non-mutual fund asset management clients are calculated by the Company based on the asset valuations provided by third party custodians.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940.   Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds.  Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.  Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they generally have a 30 day advance notice requirement for termination of the account.

Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.  Expenses incurred by EULAV Securities, Inc. ("ESI") (formerly, Value Line Securities, Inc. ("VLS")), the distributor of the Value Line Funds, include payments to securities dealers, banks, financial institutions and other organizations (including an allocation of VLI expenses), that provide distribution, marketing, and administrative services with respect to the distribution of the Value Line Funds.  Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each prospectus (see Note 3).

Value Line, Inc.
Notes to Consolidated Financial Statements

Valuation of Securities:
The Company's securities classified as available for sale consist of shares of the Value Line Funds and government debt securities accounted for in accordance with the requirements of the "Fair Value Measurements Topic of the FASB's ASC.  The securities available for sale and trading securities reflected in the consolidated financial statements are valued at market  and unrealized gains and losses on securities classified as available for sale, net of applicable taxes, are reported as a separate component of Shareholders' Equity. Unrealized gains and losses on trading securities are included in the Statement of Income. Realized gains and losses on sales of the securities classified as available for sale are recorded in earnings on trade date and are determined on the identified cost method.

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

The Company adopted the Fair Value Measurements Topic of FASB's ASC that defines fair value as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment. The  Fair Value Measurements Topic established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the information that market participants would use in pricing the asset or liability, including assumptions about risk. Examples of risks include those inherent in a particular valuation technique used to measure fair value such as the risk inherent in the inputs to the valuation technique. Inputs are classified as observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the factors market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation techniques used by the Company to measure fair value during the fiscal year 2010 for Level 1 securities consisted exclusively of quoted prices.

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

The following is a summary of the inputs used as of April 30, 2010 in valuing the Company’s investments carried at fair value:

			(in thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Trading Securities	Investments in Securities Available for Sale
Level 1 - quoted prices	$15,943	$15,943	-	-
Level 2 - other significant observable inputs	23,529	-	-	23,529
Level 3 - significant unobservable inputs	-	-	-	-
Total	$39,472	$15,943	$-	$23,529

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended April 30, 2010, there were no Level 3 investments. The Company does not have any liabilities subject to Fair Value Measurement.

Advertising expenses:  The Company expenses advertising costs as incurred.

Value Line, Inc.
Notes to Consolidated Financial Statements

Reclassification:  Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Income Taxes:
The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB's ASC.  Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse.

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of April 30, 2010, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no impact to the Company's financial statements.

Earnings per share:  Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents:  For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2010 and 2009, cash equivalents included $15,943,000 and $42,068,000, respectively, invested in the Value Line U.S. Government Money Market Fund.  The Value Line Cash Fund was renamed the U.S. Government Money Market Fund in August 2009.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2-Supplementary Cash Flow Information:

Cash payments for income taxes were $2,406,000, $12,464,000, and $15,036,000 in fiscal 2010, 2009, and 2008, respectively. Interest payments of $21,000, $18,000, and $0 were made during fiscal 2010, 2009, and 2008, respectively.

Note 3-Related Party Transactions:

The Company's subsidiary, EULAV Asset Management, LLC ("EULAV") is the investment adviser and manager for fourteen open-end investment companies, the Value Line Funds.  EULAV earns investment management fees based upon the average daily net asset values of the respective Value Line Funds.  As discussed in Note 1, service and distribution fees are received by ESI from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plans.  Expenses incurred by ESI include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services (including payments by ESI to VLI for allocated compensation and administration expenses) with respect to the distribution of the funds’ shares.  Service and distribution fees are received on a monthly basis and calculated on the daily net assets of the respective fund in accordance with each fund's prospectus.

On March 11, 2010, VLI and the Boards of Trustees/Directors of the Value Line Funds entered into an agreement pursuant to which VLI will reimburse the Funds in the aggregate amount of $917,302 for various past expenses incurred by the Funds in connection with the SEC matter referred to in Note 14. The payable for this expense reimbursement is included in the reserve for settlement expenses on the consolidated balance sheet of the Company. The expenses will be paid by VLI in twelve monthly installments commencing April 1, 2010.

For the twelve months ended April 30, 2010, 2009, and 2008, investment management fees and 12b-1 service and distribution fees amounted to $18,710,000, $24,109,000, and $31,644,000, respectively, which took into account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $4,123,000, $5,373,000, and $7,113,000, earned by ESI in fiscal years 2010, 2009, and 2008, respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $1,516,000 and $1,475,000 at April 30, 2010 and April 30, 2009, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

For the twelve months ended April 30, 2010, 2009, and 2008, total management fee waivers were $838,000, $208,000, and $226,000, respectively, and service and distribution fee waivers were $2,648,000, $2,889,000, and $3,774,000,  respectively. The Company and its subsidiary, ESI, have no right to recoup the previously waived amounts of management fees and 12b-1 fees, except for waived management fees for the U.S. Government Money Market Fund.  Any recoupment is subject to the provisions of the prospectus.

As of April 30, 2010, the Company had $15,943,000 invested in the Value Line U.S. Government Money Market Fund representing 12% of total fund assets. Purchases and redemptions routinely occur in the Value Line U.S. Government Money Market Fund as part of the business operations of the Company.

For the years ended April 30, 2010, 2009 and 2008, the Company was reimbursed $2,105,000, $926,000, and $1,327,000, respectively, for payments it made on behalf of and services it provided to the Parent. At April 30, 2010, the Receivables from affiliates included a receivable from the Parent of $5,000.  At April 30, 2009, Receivables from affiliates were reduced by the Payables to the Parent in the amount of $164,000.

For the years ended April 30, 2010, 2009, and 2008, the Company made  payments to the Parent for federal income tax amounting to $1,875,000, $10,958,000, and $12,460,000, respectively. At April 30, 2010, prepaid and refundable income taxes in the Consolidated Balance Sheet included $1,598,000 of prepaid federal income tax due from Arnold Bernhard & Co., Inc. (the "Parent").  At April 30, 2009, accrued taxes payable in the Consolidated Balance Sheet included $360,000 of federal income tax payable to the Parent. These transactions are in accordance with the tax sharing arrangement described in Note 6.

From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate.  As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. The Parent owns approximately 86.5% of the issued and outstanding common stock of the Company.

Note 4-Investments:

Securities held by the Company are classified as Trading Securities and Available-for-Sale Securities. All securities held in ESI, as a broker/dealer, are classified as trading securities.  Securities held by the Company and its other subsidiaries are classified as available-for-sale securities.

Trading Securities:
The Company sold its portfolio of government debt securities during the fourth quarter ended April 30, 2010 and did not hold any securities as of April 30, 2010.  During fiscal year 2010, securities owned consisted of government debt securities and were recorded on trade date and reflected at fair value.  The proceeds from sales of trading securities during the fiscal year ended April 30, 2010 were $16,840,000 and the related net realized trading gains amounted to $242,000.  Trading securities held by the Company at April 30, 2009 had an aggregate cost of $17,133,000 and a market value of $17,203,000.  The proceeds from sales of trading securities during the fiscal year ended April 30, 2009 were $9,027,000 and the related net realized trading gains amounted to $105,000. The net changes in unrealized gains or losses for the periods ended April 30, 2010,  2009 and 2008 of $71,000 loss, $255,000 gain, and $82,000 gain, respectively, were included in the Consolidated Statement of Income.

Securities Available for Sale
Equity Securities:
The Company sold its portfolio of equity securities in fiscal 2009 and did not hold any equity securities as of April 30, 2010 or 2009.

The proceeds from sales of equity securities classified as available for sale during the twelve months ended April 30, 2009 were $37,760,000 and the related capital gains, net of capital losses, were $9,539,000, which were reclassified to net income from Accumulated Other Comprehensive Income. The decreases in gross unrealized gains on equity securities classified as available for sale due to changes in market conditions of $14,356,000, net of deferred  taxes of $5,054,000, were included in Shareholders' Equity at April 30, 2009.

The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on  the Consolidated Balance Sheet were $23,972,000, net of deferred taxes of $8,438,000, as of April 30, 2008. The total losses for equity securities with net losses included in Accumulated Other Comprehensive Income on  the Consolidated Balance Sheet were $251,000, net of deferred tax benefit of $89,000, as of April 30, 2008.

The proceeds from sales of securities including capital gain distributions reinvested in the Value Line Funds during the fiscal years ended April 30, 2010, 2009, and 2008 were $0, and $37,760,000, and $2,793,000, respectively.  Realized capital gains from the sales of  securities classified as available for sale were $2,793,000, which were reclassified out of Accumulated Other Comprehensive Income into earnings during the fiscal year ended April 30, 2008.

Value Line, Inc.
Notes to Consolidated Financial Statements

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of federal, state, and local government securities within the United States. The aggregate cost and fair value at April 30, 2010 for government debt securities classified as available for sale were as follows:

	(in thousands)
Maturity	Amortized Historical Cost	Fair Value	Gross Unrealized Holding Gains/(Losses)
Due within 1 year	$22,012	$22,014	$2
Due after 1 year through 5 years	1,520	1,515	(5)
Total investment in government debt securities	$23,532	$23,529	$(3)

The aggregate cost and fair value at April 30, 2009 for government debt securities classified as available for sale were as follows:

	(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains
Due within 1 year	$8,593	$8,598	$5
Due after 1 year through 5 years	37,471	37,924	453
Total investment in government debt securities	$46,064	$46,522	$458

The increase in gross unrealized loss of $461,000 and gross unrealized gain of $625,000 on fixed income securities classified as available for sale net of deferred income tax of $162,000 and $220,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of April 30, 2010 and 2009, respectively.

The average yield on the Government debt securities classified as available for sale at April  30, 2010 and April 30, 2009 was 0.54% and 2.52%, respectively.

Proceeds from sales of government debt securities classified as available for sale during fiscal years 2010, 2009, and 2008 were $69,941,000, $45,526,000, and $9,620,000, respectively. During fiscal 2010, gains on sales of fixed income securities of $332,000  were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income.  During fiscal 2009, gains on sales of fixed income securities of $242,000 and losses of $416,000  were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income.

For the years ended April 30, 2010, 2009, and 2008, income from securities transactions also included $3,000, $239,000, and $909,000 of dividend income; $856,000, $1,228,000, and $2,510,000 of interest income, net of bond amortization of $1,042,000 and $1,655,000 during fiscal years of 2010 and 2009, respectively. In fiscal years of 2010, 2009 and 2008 income from securities transactions also included $21,000, $18,000, and $0 of related interest expense, respectively.

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
Property and equipment consist of the following:

	April 30,
	2010	2009
	(in thousands)

Land	$726	$726
Building and leasehold improvements	7,283	7,283
Furniture and equipment	10,847	11,119
	18,856	19,128
Accumulated depreciation and amortization	(14,599)	(14,654)
	$4,257	$4,474

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 6-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB's ASC.

The provision for income taxes includes the following:

	Year ended April 30,
	2010	2009	2008
	(in thousands)
Current tax expense:
Federal	$-	$11,410	$12,570
State and local	-	1,290	2,775
	-	12,700	15,345
Deferred tax expense (benefit):
Federal	(7,086)	212	(115)
State and local	(1,079)	(17)	(36)
	(8,165)	195	(151)
Provision for income taxes	$(8,165)	$12,895	$15,194

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's deferred tax (liability)/assets are as follows:

	Year ended April 30,
	2010	2009
	(in thousands)

Federal tax benefit from net operating loss	$6,766	$-
State and city tax benefit from net operating loss	1,081	-
Unrealized gains on securities held for sale	(1)	(161)
Unrealized (gains)/losses on trading securities	-	(25)
Depreciation and amortization	343	352
Deferred professional fees	156	148
Deferred charges	329	210
Other, net	16	(31)
Deferred tax asset/(liability)	$8,690	$493

The Company's deffered tax asset resulting from its net operating loss of $19,331,000, due to expire in the year 2030, is expected to be utilized in fiscal 2011.  Deferred state and local income taxes of  $152,000 were included in deferred income taxes in total current assets at April 30, 2009.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Year ended April 30,
	2010	2009	2008

U.S. statutory federal rate	35.00%	35.00%	35.00%
Increase/(decrease) in tax rate from:
Tax effect of non-deductible portion of provision for settlement	-11.16%	-	-
State and local income taxes, net of federal income tax benefit	2.24%	2.31%	4.37%
Effect of tax exempt income and dividend deductions	0.33%	-0.67%	-1.96%
Other, net	-0.37%	-0.67%	-0.12%
Effective income tax rate	26.04%	35.97%	37.29%

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing arrangement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

The Company's federal income tax returns (included in the Parent's consolidated returns) and state and city tax returns for fiscal years ended April 30, 2007, 2008, and 2009 are subject to examination by the tax authorities, generally for three years after they were filed.  The IRS and NY tax authorities are presently conducting an examination for the years ended April 30, 2007 and 2008.  The Company does not expect these examinations to have any material adverse effect on its financial statements.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 7-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. There was no profit sharing contribution in fiscal 2010 or 2009. For the fiscal year ended April 30, 2008 the Company contributed $1,292,000 to the Plan.

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

Year ended April 30,	(in thousands)

2011	$2,948
2012	2,948
2013	2,948
Thereafter	246
$9,090

Rental expense for the years ended April 30, 2010, 2009, and 2008 under operating leases covering office space was $2,948,000, $2,930,000, and $2,858,000, respectively.

Note 9-Business Segments:

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

Disclosure of Reportable Segment Profit/(Loss) and Segment Assets (in thousands)

	April 30, 2010
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$39,208	$18,932	$58,140
Intersegment revenues	20	-	20
Income/(loss) from securities transactions	(62)	160	98
Depreciation and amortization	686	39	725
Segment profit/(loss) from operations*	10,425	(42,614)	(32,189)
Segment assets	12,734	9,397	22,131
Expenditures for segment assets	809	8	817

Value Line, Inc.
Notes to Consolidated Financial Statements

	April 30, 2009
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$44,268	$24,973	$69,241
Intersegment revenues	37	-	37
Income/(loss) from securities transactions	(87)	10,308	10,221
Depreciation and amortization	1,075	53	1,128
Segment profit from operations	16,237	7,998	24,235
Segment assets	11,867	22,914	34,781
Expenditures for segment assets	1,186	-	1,186

	April 30, 2008
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$49,857	$32,821	$82,678
Intersegment revenues	97	-	97
Income from securities transactions	230	4,170	4,400
Depreciation and amortization	1,543	60	1,603
Segment profit from operations	18,464	16,002	34,466
Segment assets	10,780	76,671	87,451
Expenditures for segment assets	604	-	604

Reconciliation of Reportable Segment Revenues, Operating Profit/(Loss) and Assets
(in thousands)
	2010	2009	2008
Revenues
Total revenues for reportable segments	$58,160	$69,278	$82,775
Elimination of intersegment revenues	(20)	(37)	(97)
Total consolidated revenues	$58,140	$69,241	$82,678

Segment profit*
Total profit/(loss) for reportable segments	$(32,091)	$34,456	$38,866
Add: Income from securities transactions
related to corporate assets	739	1,404	1,894
Less: Depreciation related to corporate assets	(1)	(12)	(16)
Income/(loss) before income taxes	$(31,353)	$35,848	$40,744

Assets
Total assets for reportable segments	$22,131	$34,781	$87,451
Corporate assets	37,854	82,774	50,502
Consolidated total assets	$59,985	$117,555	$137,953

* Fiscal 2010 includes a charge of $727,000 related to the write-down of development software and a provision for settlement of approximately $48.1 million included in the Investment Periodicals, Publishing and Copyright Data and Investment Management segments, respectively.

Note 10-Net Capital:

The Company's wholly owned subsidiary, ESI, is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger. At April 30, 2010, the net capital, as defined, of ESI of $3,149,062 exceeded required net capital by $3,049,062 and the ratio of aggregate indebtedness to net capital was .35 to 1.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 11-Disclosure of Credit Risk of Financial Instruments with Off Balance Sheet Risk:

In the normal course of business, the Company may enter into contractual commitments, including financial futures contracts for securities indices. Financial futures contracts provide for the delayed delivery of financial instruments for which the seller agrees to make delivery at a specified future date, at a specified price or yield. The contract or notional amount of these contracts reflects the extent of involvement the Company has in these contracts. At April 30, 2010 and 2009, the Company did not have any investment in financial futures contracts.

Other than the Value Line Funds as explained in Note 3, no single customer accounted for a significant portion of the Company's sales in fiscal 2010, 2009 or 2008, nor its accounts receivable as of April 30, 2010 or 2009.

Note 12-Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

At April 30, 2010 and 2009, the Company held U.S. Government debt securities that are classified as Available for Sale on the Consolidated Balance Sheets. At April 30, 2008, the Company held both equity securities and U.S. Government debt securities that are classified as Available for Sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

	(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Year ended April 30, 2010
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	$(285)	$100	$(185)
Less: Reclassification adjustments
for gains realized in net income	(176)	62	(114)
Other comprehensive income	$(461)	$162	$(299)

Year ended April 30, 2009
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	$(13,731)	$4,834	$(8,897)
Add: Reclassification adjustments for
losses realized in net income	416	(146)	270
Less: Reclassification adjustments
for gains realized in net income	(9,781)	3,442	(6,339)
Other comprehensive income	$(23,096)	$8,130	$(14,966)

Year ended April 30, 2008
Unrealized gains on securities:
Unrealized holding gains/(losses) arising during the period	$804	$(283)	$521
Add: Reclassification adjustments for
losses realized in net income	-	-	-
Less: Reclassification adjustments
for gains realized in net income	(2,793)	983	(1,810)
Other comprehensive income	$(1,989)	$700	$(1,289)

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

At April 30, 2010 and 2009, the Company capitalized  $262,000 and $323,000 of costs related to the development of software for internal use.  Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 years.  Amortization expense for the years ended April 30, 2010, 2009, and 2008 was $285,000, $335,000, and $600,000, respectively.  During fiscal year 2010, the Company expensed $727,000 of capitalized development costs related to a production software  project that was determined to be no longer viable.

Note 14-Legal Proceedings:

On November 4, 2009, the Company, ESI, and two former officers and directors of the Company concluded a settlement with the Securities and Exchange Commission (“SEC”) as a result of an investigation regarding the execution of portfolio transactions on behalf of the Value Line Funds managed by the Company (the “Settlement”).  In connection with the Settlement, the Company recorded a provision for settlement of $48,106,000, of which $43,706,000 was paid to the SEC in November 2009 representing disgorgement of commissions received in the amount of $24,168,979, prejudgment interest of $9,536,786, and a civil penalty in the amount of $10,000,000.  Pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, a fund will be created for The Company’s disgorgement, interest and penalty (“Fair Fund”). The Company will bear all costs associated with any Fair Fund distribution, including retaining a third party consultant approved by the SEC staff to administer any Fair Fund distribution.  Also as part of the Settlement, the two former officers and directors each agreed to pay a civil penalty, is barred from association with any broker, dealer or investment adviser, and is prohibited from serving as an employee, officer, director, member of an advisory board, investment adviser or depositor of, or principal underwriter for, a registered investment company or affiliated person of such investment adviser, depositor, or principal underwriter, subject to a limited exception (limited in scope and for a one-year period) for the former CEO and indirect majority shareholder.  As of the date of this report, the former CEO and indirect majority shareholder has not yet complied with the portion of the settlement order that requires her to disassociate from EULAV and ESI.  The Company and the indirect majority shareholder are exploring various alternatives to comply with the disassociation requirement.  The Company cannot estimate the impact to its business or financial condition or results of operations if the remaining terms of the settlement order are not met in a timely manner.

On September 3, 2008, VLI was served with a derivative shareholder's suit filed in New York County Supreme Court naming VLI's current and former Directors and alleging breach of fiduciary duty and related allegations, all arising from the SEC matter. The complaint sought return of remuneration by the Directors and other remedies. A second derivative shareholder's suit was filed in New York County Supreme Court on or about November 9, 2009, naming certain current and former VLI Directors and the Parent as defendants. This suit primarily restates the same or similar allegations and seeks similar remedies as were sought in the earlier derivative shareholder's suit served in September 2008. By order dated January 8, 2010, the Court granted Plaintiffs' motion to consolidate the two cases. Defendants' time to answer, move or otherwise respond to the consolidated amended complaint has been adjourned until August 20, 2010. VLI has advised its insurance carriers of these developments and it is not possible to estimate an amount or range of loss on VLI's financial statements.