Form 10-Q
period 2010-07-31
VALUE LINE INC
filed 2010-09-14
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2010

Common stock, $.10 par value	9,981,600 Shares

VALUE LINE INC.

TABLE OF CONTENTS

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	Apr. 30,
	2010	2010
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $13,823 and $15,946, respectively)	$14,434	$16,435
Securities available for sale	28,806	23,529
Accounts receivable, net of allowance for doubtful accounts of $47 and $47, respectively	1,229	1,681
Receivable from affiliates	1,379	1,520
Prepaid and refundable income taxes	488	2,086
Prepaid expenses and other current assets	1,014	995
Deferred income taxes	7,438	8,690

Total current assets	54,788	54,936

Long term assets
Property and equipment, net	4,209	4,257
Capitalized software and other intangible assets, net	751	792

Total long term assets	4,960	5,049

Total assets	$59,748	$59,985

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,886	$4,982
Accrued salaries	1,155	1,351
Dividends payable	1,996	-
Accrued taxes payable	780	780
Reserve for settlement	4,018	4,247
Unearned revenue	22,069	22,314

Total current liabilities	33,904	33,674

Long term liabilities
Unearned revenue	4,085	4,863

Total long term liabilities	4,085	4,863

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	20,134	19,813
Treasury stock, at cost (18,400 shares on 7/31/10 and 4/30/10)	(354)	(354)
Accumulated other comprehensive income/(loss), net of tax	(12)	(2)

Total shareholders' equity	21,759	21,448

Total liabilities and shareholders' equity	$59,748	$59,985

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Income/(Loss)
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended
	July 31,
	2010	2009

Revenues:
Investment periodicals and related publications	$8,617	$9,321
Copyright data fees	777	767
Investment management fees & services	4,215	4,700

Total revenues	13,609	14,788

Expenses:
Advertising and promotion	1,718	2,080
Salaries and employee benefits	3,877	4,287
Production and distribution	1,138	1,177
Office and administration	3,330	2,324
Provision for settlement	-	47,706

Total expenses	10,063	57,574

Income/(loss) from operations	3,546	(42,786)
Income from securities transactions, net	37	218

Income/(loss) before income taxes	3,583	(42,568)
Income tax (benefit)/provision	1,266	(10,988)

Net income/(loss)	$2,317	$(31,580)

Earnings/(loss) per share, basic & fully diluted	$0.23	$(3.16)

Weighted average number of common shares	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months
	ended
	July 31,	July 31,
	2010	2009
Cash flows from operating activities:
Net income/(loss)	$2,317	$(31,580)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	152	211
Amortization of bond premium	13	314
Losses on sales of trading securities and securities available for sale	-	81
Unrealized (gains) on trading securities	-	(20)
Deferred income taxes	1,266	(11,452)

Changes in assets and liabilities:
Proceeds from sales of trading securities	-	1,164
(Decrease) in unearned revenue	(1,023)	(1,505)
(Decrease)/increase in reserve for settlement	(229)	47,706
Increase/(decrease) in accounts payable & accrued expenses	(1,096)	11
Decrease in accrued salaries	(196)	(86)
Decrease in accrued taxes payable	-	(392)
Decrease in prepaid and refundable income taxes	1,598	-
(Increase)/decrease in prepaid expenses and other current assets	(28)	156
Decrease in accounts receivable	452	154
(Increase)/decrease in receivable from affiliates	141	(89)

Total adjustments	1,050	36,253

Net cash provided by operating activities	3,367	4,673

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	6,706	26,502
Purchase of fixed income securities	(12,011)	(18,250)
Acquisition of property and equipment	(22)	(47)
Expenditures for capitalized software	(41)	(314)

Net cash (used in)/provided by investing activities	(5,368)	7,891

Cash flows from financing activities:
Dividends paid	-	(2,994)

Net cash used in financing activities	-	(2,994)

Net (decrease)/increase in cash and cash equivalents	(2,001)	9,570
Cash and cash equivalents at beginning of year	16,435	42,936

Cash and cash equivalents at end of period	$14,434	$52,506

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2010
(in thousands, except share amounts)
(unaudited)

		Common stock					Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income	earnings	income/(loss)	Total

Balance at April 30, 2010	9,981,600	$1,000	$991	$(354)		$19,813	$(2)	$21,448

Comprehensive income
Net income					$2,317	2,317		2,317
Other comprehensive income/ (loss), net of tax:
Change in unrealized gains/ (losses) on securities, net of taxes					(10)		(10)	(10)

Comprehensive income					$2,307

Dividends declared						(1,996)		(1,996)

Balance at July 31, 2010	9,981,600	$1,000	$991	$(354)		$20,134	$(12)	$21,759

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

The interim consolidated condensed financial statements of Value Line, Inc., together with its subsidiaries (collectively referred to as the “Company”or "VLI"), are unaudited.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 15, 2010  for the fiscal year ended April 30, 2010. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Value Line, Inc., is incorporated in the State of New York.  The Company's primary businesses are producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products, providing investment management services to the Value Line Funds, institutions and individual accounts and providing distribution, marketing, and administrative services to the Value Line Funds.  The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

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

Investment management fees consist of management fees from the Value Line Mutual Funds ("Value Line Funds"), and from asset management clients.  Investment management fees for the mutual funds are earned on a monthly basis as services are performed and the fee is calculated based on average daily net assets of the mutual funds in accordance with each fund's advisory agreement.  Investment management fees for the asset management accounts are earned on a monthly basis as services are performed and the fee is calculated on assets in accordance with each of the agreements (see Note 6).

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.  Expenses incurred by EULAV Securities, Inc. ("ESI") , the distributor of the Value Line Funds, include payments to securities dealers, banks, financial institutions and other organizations (including an allocation of VLI expenses), that provide distribution, marketing, and administrative services with respect to the distribution of the Value Line Funds.  Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus (see Note 6).

Valuation of Securities:

The Company's securities classified as available-for-sale consist of shares of the Value Line Funds and government debt securities accounted for in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC.  The securities available-for-sale and trading securities reflected in the consolidated condensed financial statements are valued at market  and unrealized gains and losses on securities classified as available-for-sale, net of applicable taxes, are reported as a separate component of Shareholders' Equity. Unrealized gains and losses on trading securities are included in the Statement of Income. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings on trade date and are determined on the identified cost method.  As of July 31, 2010 and April 30, 2010 the Company doesn't own any trading securities.

The Company classifies its securities available-for-sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has assets available-for-sale to fully satisfy its current liabilities should the need arise.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation techniques used by the Company to measure fair value during the three months ended July 31, 2010 for Level 1 securities consisted exclusively of quoted prices.
The securities valued as Level 2 investments consist of municipal bonds (that are pre-refunded by U.S. Treasury securities) and other U.S. Treasury securities. Valuation techniques used by the Company to measure fair value for government securities during the period consisted primarily of third party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.  When necessary, the third party services may use discounted future cash flows to calculate the net present value.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The following is a summary of the inputs used as of July 31, 2010 in valuing the Company’s investments carried at fair value:

		(in thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Securities Available-for- Sale
Level 1 - quoted prices	$13,823	$13,823	-
Level 2 - other significant observable inputs	28,806	-	28,806
Level 3 - significant unobservable inputs	-	-	-
Total	$42,629	$13,823	$28,806

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended July 31, 2010, there were no Level 3 investments. The Company does not have any liabilities subject to Fair Value Measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of July 31, 2010, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no impact to the Company's financial statements.

Earnings per share:  Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents:  For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2010 and April 30, 2010, cash equivalents included $13,774,000 and $15,943,000, respectively, invested in the Value Line U.S. Government Money Market Fund.

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

Trading Securities:

The Company sold its portfolio of government debt securities during the fourth quarter ended April 30, 2010 and did not hold any securities as of July 31, 2010 or April 30, 2010.  During fiscal year 2010, securities owned consisted of government debt securities and were recorded on trade date and reflected at fair value.  The proceeds from sales of trading securities during the three months ended July 31, 2009 were $1,164,000 and the related net realized trading losses amounted to $61,000.  During the three months ended July 31, 2009, the net change in unrealized gains on trading securities of $20,000 was included in the Consolidated Condensed Statement of Income.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Securities Available-for-Sale

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of federal, state, and local government securities within the United States. The aggregate cost and fair value at July 31, 2010 for government debt securities classified as available-for-sale were as follows:

		(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains/(Losses)
Due within 1 year	$27,305	$27,287	$(18)
Due 1 year through 5 years	1,520	1,520	-
Total investment in government debt securities	$28,825	$28,807	$(18)

The aggregate cost and fair value at April 30, 2010 for government debt securities classified as available-for-sale were as follows:

		(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains/(Losses)
Due within 1 year	$22,012	$22,014	$2
Due 1 year through 5 years	1,520	1,515	(5)
Total investment in government debt securities	$23,532	$23,529	$(3)

The increase in gross unrealized  losses of $15,000 and $461,000 on fixed income securities classified as available-for-sale net of deferred income tax of $5,000 and $162,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of July 31, 2010 and April 30, 2010, respectively.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2010 and April  30, 2010, was 0.52% and 0.54%, respectively.

Proceeds from sales of government debt securities classified as available-for-sale during the three months ended July 31, 2010 and 2009 were $6,706,000 and $26,502,000, respectively. During the three months ended July 31, 2010 there were no realized gains or losses on fixed income securities.  During the three months ended July 31, 2009, losses on sales of fixed income securities of $20,000, were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Condensed Statement of Income.

For the  three months ended July 31, 2010 and 2009, income from securities transactions also included $0 and $1,000 of dividend income; $39,000 and $274,000 of interest income, net of bond amortization of $14,000 and $314,000, respectively. During the  three months ended July 31, 2010 and 2009, income from securities transactions also included $1,000 and $2,000 of related interest expense, respectively.

Note 3-Supplementary Cash Flow Information:

Cash payments for income taxes were $10,000 and $863,000 for the three months ended July 31, 2010 and 2009, respectively.  The Company also received $1,598,000 of federal income tax refunds during the first quarter of fiscal 2011, which was a receivable as of April 30, 2010.

Note 4-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. There was no profit sharing expense during the first quarter of fiscal 2011 or 2010.

Note 5-Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

At July 31, 2010 and 2009, the Company held U.S. Government debt securities that are classified as available-for-sale on the Consolidated Condensed Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before		Net of
Three months ended July 31, 2010	Tax Amount	Tax Benefit	Tax Amount
Unrealized gains/(losses) on securities:
Unrealized holding losses arising during the period	$(15)	$5	$(10)
Other comprehensive income	$(15)	$5	$(10)

		(in thousands)
	Before		Net of
Three months ended July 31, 2009	Tax Amount	Tax Expense	Tax Amount
Unrealized gains/(losses) on securities:
Unrealized holding gains arising during the period	$11	$(4)	$7
Add: Reclassification adjustments for
losses realized in net income	20	(7)	13
Other comprehensive income	$31	$(11)	$20

Note 6-Related Party Transactions:

The Company's subsidiary, EULAV Asset Management, LLC ("EULAV") is the investment adviser and manager for  the Value Line Funds.  EULAV earns investment management fees based upon the average daily net asset values of the respective Value Line Funds.  As discussed in Note 1, service and distribution fees are received by ESI from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plans.  Expenses incurred by ESI include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services (including payments by ESI to VLI for allocated compensation and administration expenses) with respect to the distribution of the funds’ shares.  Service and distribution fees are received on a monthly basis and calculated on the daily net assets of the respective fund in accordance with each fund's prospectus.

On March 11, 2010, VLI and the Boards of Trustees/Directors of the Value Line Funds entered into an agreement pursuant to which VLI will reimburse the Funds in the aggregate amount of $917,302 for various past expenses incurred by the Funds in connection with the SEC matter referred to in Note 9. The payable for this expense reimbursement is included in the reserve for settlement expenses on the Consolidated Condensed Balance Sheet of the Company.  The expenses will be paid by VLI in twelve monthly installments commencing April 1, 2010.

For the  three months ended July 31, 2010 and 2009, investment management fees and 12b-1 service and distribution fees amounted to $4,164,000 and $4,647,000, respectively, which took into account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $910,000 and $1,010,000, earned by ESI for the  three months ended July 31, 2010 and 2009,  respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $1,355,000 and $1,516,000 at July 31, and April 30, 2010, respectively.

For the  three months ended July 31, 2010 and 2009, total management fee waivers were $190,000 and $198,000, respectively, and service and distribution fee waivers were $620,000 and $668,000,  respectively. The Company and its subsidiary, ESI, have no right to recoup the previously waived amounts of management fees and 12b-1 fees, except for waived management fees for the U.S. Government Money Market Fund.  Any recoupment is subject to the provisions of the prospectus.

As of July 31, 2010, the Company had $13,774,000 invested in the Value Line U.S. Government Money Market Fund representing 11% of that fund's total net assets. Purchases and redemptions routinely occur in the Value Line U.S. Government Money Market Fund as part of the business operations of the Company.

For the  three months ended July 31, 2010 and 2009, the Company was reimbursed $75,000 and $204,000, respectively, for payments it made on behalf of and services it provided to the Parent.  At July 31, 2010 and April 30, 2010, the Receivables from affiliates included a receivable from the Parent of $24,000 and $5,000, respectively.

From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate.  As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. The Parent owns approximately 86.5% of the issued and outstanding common stock of the Company.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB's ASC.

The provision for income taxes includes the following:	Three months ended July 31,
	2010	2009
	(in thousands)
Current tax expense:
Federal	$125	$-
State and local	-	-
	125	-
Deferred tax expense (benefit):
Federal	1,064	(8,844)
State and local	77	(2,144)
	1,141	(10,988)
Provision for income taxes	$1,266	$(10,988)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's deferred tax assets is primarily the result of the tax benefit from its net operating loss for which the Company expects to be fully utilized in fiscal year ending April 30, 2011.

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax ordinary income, for the three months ended July 31, 2010 and 2009 was 35.33% and 25.81%, respectively. The fluctuation in the effective income tax rate is attributable to the non-deductible portion of the provision for settlement included in fiscal 2010 and the change in the non-taxable investment income, events that do not have tax consequences.

The annual effective tax rate for fiscal 2011 could change due to a number of factors including but not limited to an increase or decrease in the ratio of income or loss to pre-tax items that do not have tax consequences, our geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with tax authorities. For the three months ended July 31, 2010, there were no new material uncertain tax positions.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to pretax income as a result of the following:

	Three months ended July 31,
	2010	2009

U.S. statutory federal rate	35.00%	35.00%
Increase/(decrease) in tax rate from:
Tax effect of non-deductible portion of provision for settlement	0.00%	-12.90%
State and local income taxes, net of federal income tax benefit	1.39%	2.61%
Effect of tax exempt income and dividend deductions	0.00%	0.45%
Other, net	-1.06%	0.65%
Effective income tax rate	35.33%	25.81%

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

Disclosure of Reportable Segment Profit/(Loss) and Segment Assets (in thousands)

	Three months ended July 31, 2010
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$9,394	$4,215	$13,609
Intersegment revenues	2	-	2
Income from securities transactions	-	3	3
Depreciation and amortization	146	6	152
Segment profit from operations	3,238	308	3,546
Segment assets	13,969	7,430	21,399
Expenditures for segment assets	63	-	63

	Three months ended July 31, 2009
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$10,088	$4,700	$14,788
Intersegment revenues	5	-	5
Income from securities transactions	5	76	81
Depreciation and amortization	197	14	211
Segment profit/(loss) from operations *	3,756	(46,542)	(42,786)
Segment assets	13,607	22,227	35,834
Expenditures for segment assets	361	-	361

Reconciliation of Reportable Segment Revenues, Operating Profit/(Loss) and Assets

	(in thousands)
	Three months ended July 31,
	2010	2009
Revenues
Total revenues for reportable segments	$13,611	$14,793
Elimination of intersegment revenues	(2)	(5)
Total consolidated revenues	$13,609	$14,788
Segment profit/(loss) *
Total profit/(loss) for reportable segments	$3,549	$(42,705)
Add: Income from securities transactions related to corporate assets	34	137
Income/(loss) before income taxes	$3,583	$(42,568)
Assets
Total assets for reportable segments	$21,399	$35,834
Corporate assets	38,349	93,064
Consolidated total assets	$59,748	$128,898

* Fiscal 2010 includes a provision for settlement of approximately $47.7 million included in the Investment Management segment.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 9-Legal Proceedings & Restructuring:

In connection with the Settlement with the SEC, the Company recorded a provision for settlement of $47,706,000 during the first quarter of fiscal 2010, of which $43,706,000 was paid to the SEC in November 2009 representing disgorgement of commissions received in the amount of $24,168,979, prejudgment interest of $9,536,786, and a civil penalty in the amount of $10,000,000.  Pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, a fund will be created for the Company’s disgorgement, interest and penalty (“Fair Fund”). The Company will bear costs associated with any Fair Fund distribution, including retaining a third party consultant approved by the SEC staff to administer any Fair Fund distribution.  The Company's Board of Directors has determined that a restructuring of the asset management business as more fully described below is in the best interests of the Company and shareholders and will fulfill the settlement order that requires the majority shareholder to disassociate from EULAV and ESI.  The Company cannot estimate the impact to its business or financial condition or results of operations if the remaining terms of the settlement order can not be met in a timely manner.

On July 20, 2010 the Board of Directors of Value Line (the “Board”) approved a transaction involving its wholly owned subsidiaries EULAV Asset Management, LLC (“EULAV”), the investment adviser to the Value Line Mutual Funds (the “Value Line Funds”) and certain separate accounts, and EULAV Securities, Inc. (“ESI”), the distributor of the Value Line Funds. When the transaction is completed, Value Line will contribute all of the outstanding stock of ESI to EULAV, EULAV will be converted to a Delaware statutory trust named EULAV Asset Management (“EAM”), Value Line will restructure its ownership of EAM so that it has no voting authority with respect to the election or removal of the trustees of EAM and retains only interests in the revenues and residual profits of EAM and EAM will grant the remaining residual profits interests to five individuals selected by the independent directors of the Company.

Upon completion of the transaction, the business and affairs of EAM will be managed by five individuals and a non-voting Delaware resident who are trustees (collectively the “Trustees”) and by its officers to the extent authorized by the Trustees. The Trustees will be elected by the five shareholders, each of which will own voting profits interests in EAM having a 20% vote in the election of Trustees. Value Line will hold non-voting interests that entitle Value Line to receive a range of 41% to 55% of EAM’s revenues (excluding [rule 12b-1] distribution revenues) from EAM’s mutual fund and separate account business. In addition, Value Line will receive 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interests shareholders will receive the other 50% of residual profits of EAM (subject to temporary decrease in certain limited circumstances). EAM will elect to be taxed as a pass-through entity similar to a partnership. In a disposition by EAM of its business, the first $56.1 million of net proceeds (subject to upward adjustment in certain circumstances) would be distributed in accordance with capital accounts. The next $56.1 million would be distributed 80% to the Holders of the Non-Voting Profits Interests (initially the Company) and 20% to the Holders of the Voting-Profits Interests. Any net proceeds in excess of those levels would be distributed 55% to the Holders of the Non-Voting Profits Interests and 45% to the Holders of the Voting-Profits Interests.

The transaction is subject to approval of new investment advisory agreements with the Value Line Mutual Funds by the shareholders of the Value Line Mutual Funds which agreements will not differ in substance from the current investment advisory agreements and to entry into the Trust Agreement.  EAM will be authorized to use the Value Line name for the existing 14 funds so long as EAM continues to be the investment adviser to such Fund and such Fund does not alter its investment objectives or fundamental policies as they exist on the date the trust Agreement is signed to use leverage for investment purposes, short selling or other complex or unusual investment strategies to create a risk profile similar to that of so-called hedge funds.

Mitchell Appel, president of ESI and EULAV as well as of each of the Value Line Funds, and Chief Financial Officer and a director of Value Line, will be one of the Voting Profits Interests shareholders and the first Chief Executive Officer of EAM. He will resign his positions with Value Line upon closing of the transaction.

In the course of considering and approving the restructuring described above, the Board of Directors of the Company including its independent directors worked closely with independent financial advisors and legal counsel selected by the independent directors.  The Board reviewed a range of options in relation to the requirement that the majority shareholder disassociate from the Company’s regulated asset management business by November 4, 2010, including sale of the asset management business, spin-off of the asset management business and transfer of such business to a blind trust. In order to assist the Board in its considerations, the Board’s financial advisors solicited interest from 29 organizations, received indications of interest from 9 organizations, and received preliminary proposals from 4 organizations. In the Board’s judgment none of the proposals had likely economic value to the Company equivalent to the likely economic value of the restructuring proposal chosen. The Board also concluded that a spin-off to shareholders, with the Company receiving only non-voting securities, would produce inferior economic value to the Company and its shareholders due to the high costs of operating the small public company that would result from the spin-off. Further, acquisition by any person of more than 25% of the voting shares of the spun off asset management company could in certain circumstances trigger a change in control requiring costly new Mutual Fund board and shareholder approvals. The Board was also concerned about a transfer to a blind trust because among other reasons, each change in trustee would also require costly new approvals by the Board of the Value Line Mutual Funds and the fund shareholders.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The proposed restructuring and its terms were approved by the Board (with Messrs. Appel and Sarkany abstaining), as being in the best interest of the Company and its shareholders. The new Investment Advisory Agreements with the Value Line mutual funds that are necessary for the restructuring transaction to proceed were approved by the directors of the mutual funds.

On September 3, 2008, VLI was served with a derivative shareholder's suit filed in New York County Supreme Court naming certain current and former directors of the Company and alleging breach of fiduciary duty and related allegations, all arising from the SEC matter. The complaint sought return of remuneration by the Directors and other remedies. A second derivative shareholder's suit was filed in New York County Supreme Court on or about November 9, 2009, naming certain current and former VLI Directors and the Parent as defendants. This suit primarily restates the same or similar allegations and seeks similar remedies as were sought in the earlier derivative shareholder's suit served in September 2008. By order dated January 8, 2010, the Court granted Plaintiffs' motion to consolidate the two cases. VLI has advised its insurance carriers of these developments and it is not possible to estimate an amount or range of loss on VLI's financial statements. The defendants responded to the complaint in the consolidated case on August 20, 2010, and the case is proceeding in New York County.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	dependence on key personnel;
•	maintaining revenue from subscriptions for the Company’s products;
•	protection of intellectual property rights;
•	changes in market and economic conditions;
•	fluctuations in the Company’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
•	dependence on Value Line Funds for investment management and related fees;
•	competition in the fields of publishing, copyright data and investment management;
•	the impact of government regulation on the Company’s business and the uncertainties of litigation and regulatory proceedings;
•	terrorist attacks and natural disasters; and
•
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the year ended April 30, 2010, and other risks and uncertainties from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Business Environment

During the Company’s first quarter ended July 31, 2010, the global financial markets continued to improve from the March 2009 market lows.  The NASDAQ and the Dow Jones Industrial Average declined 39.1% and 38.6% respectively from the end of September 2008 to March 9, 2009.  From that point to July 31, 2010, those indices have rallied nearly 78% and 60%, respectively.  For the three months ended July 31, 2010, the NASDAQ and Dow Jones Industrial Average were down 8% and 5%, respectively.  Value Line top ranked stocks (Timeliness Rank 1 and 2) gained 9.3% in the six months ended July 31, 2010 versus 2.6% for the S&P 500 Index.  Nevertheless, the severe downturn and volatility in the financial markets throughout the prior fiscal year continue to negatively impact the Company’s revenues, assets under management and the assets attributable to third party copyright data partners as compared to the three months of the previous fiscal year.  Although we have not suffered a fundamental change in our business model, the business environment remains challenging for nearly all publishers.  In response, we continue to be diligent both in our operational and marketing execution and in controlling expenses.

Results of Operations

The operating results of the Company for the first quarter of the fiscal year 2011 improved from the previous year.  The following table illustrates the key earnings figures for the three months ended July 31, 2010 and 2009.

	Three Months Ended July 31,
			Percentage Change
(in thousands, except earnings/(loss) per share)	2010	2009	FY 11 vs. 10
Earnings/(loss) per share	$0.23	$(3.16)	n/a
Net income/(loss)	$2,317	$(31,580)	n/a
Operating income/(loss)	$3,546	$(42,786)	n/a
Operating expenses	$10,063	$57,574	-82.5%
Income from securities transactions, net	$37	$218	-83.0%

For the three months ended July 31, 2010, the Company’s net income of $2,317,000 or $0.23 per share compared to the net loss of $31,580,000 or $3.16 per share for the three months ended July 31, 2009.  Operating income of $3,546,000 for the three months ended July 31, 2010 compared to an operating loss of $42,786,000 for the three months ended July 31, 2009.  The operating and net losses of the Company during the first quarter of the prior fiscal year were a result of the Company recording a provision for the SEC Settlement of $47,706,000.  Shareholders’ equity of $21,759,000 at July 31, 2010 was 54% lower than shareholders’ equity of $47,313,000 at July 31, 2009 primarily as a result of the payment of a special $3.00 per share dividend in April 2010.

Operating revenues, which consist of investment periodicals, and related publications revenues, copyright data fees, and investment management fees and services, declined for the three months ended July 31, 2010.

	Operating revenues
	Three Months Ended July 31,
			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Investment periodicals and related publications	$8,617	$9,321	-7.6%
Copyright data fees	777	767	1.3%
Investment management fees and services	4,215	4,700	-10.3%
Total operating revenues	$13,609	$14,788	-8.0%

Investment periodicals and related publications revenues

           Investment periodicals and related publications revenues were down $704,000 or 8% for the three months ended July 31, 2010 as compared to the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation remains weaker than in past years.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients. As of July 31, 2010, total company-wide circulation has declined 9% compared to the previous fiscal year.  Overall renewal rates for the flagship product, The Value Line Investment Survey, are 70%, the same as a year earlier, although the Company is not adding enough new subscribers to offset the subscribers that choose not to renew to the flagship product and other Value Line products.  The Company has been successful in growing electronic investment periodicals within institutional sales, with earned revenues increasing $130,000 or 7% from the previous year. Fiscal year gross institutional sales through July 31, 2010 were $2,201,000, up $202,000 or 10% from the previous fiscal year.  This continues to be a positive growth trend, but not sufficient to wholly offset the lost revenues from retail subscribers.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

	Subscription Revenues
Three Months Ended July 31,			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Print publication revenues	$5,502	$6,138	-10.4%
Electronic publication revenues	3,115	3,183	-2.1%
Total investment periodicals and related publications revenues	$8,617	$9,321	-7.6%
Unearned revenues (short and long term)	$26,154	$27,492	-4.9%

For the three months ended July 31, 2010, print publication revenues decreased $636,000 or 10% from the last fiscal year for the reasons described earlier.  Print circulation, which has always dominated our subscription base, has fallen 10% from the last fiscal year.  Electronic publications revenues were down 2% or $68,000 for the three months ended July 31, 2010.

The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the three months ended July 31, 2010, institutional revenues increased $130,000 or 7%, while revenues from retail subscribers were down $198,000 or 15% as compared to the three months ended July 31, 2009.  The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”), a component in the Company’s flagship product, The Value Line Investment Survey, is also an important part of the Company’s copyright data business.  As stated in recent quarterly filings, the rapid and severe price actions in the markets in 2009 appear to have favored short-term investing, as investors bought well known names whose earnings have plunged and whose stock prices were depressed in hopes the stock prices would rebound.  Such stocks are generally not well ranked by Value Line because the Ranking System emphasizes earnings results and price momentum.  The Ranking System is designed to be predictive over a six to twelve month period.  Nevertheless the top ranked stocks performed very well against the S&P 500 Index.  During the six months and fiscal quarter ended July 31, 2010, the combined Value Line Timeliness Rank 1 & 2 stock performance of 9.3% and -6.1%, allowing for weekly changes in Ranks, compares favorably to the S&P 500 index performance of 2.6% and -7.2%, respectively.

Copyright data fees

Copyright data fees have increased $10,000 or 1% for the three months ended July 31, 2010 as compared to the three months ended July 31, 2009.  As of July 31, 2010, total third party sponsored assets were attributable to three contracts for copyright data and represent $2.4 billion in various products as compared to four contracts and $2.3 billion in assets last fiscal year, representing a 4% increase in assets year over year.  The combination of the underperformance by the Ranking System and the broad and deep declines in the equity markets from late 2008 and early 2009 significantly impacted assets of the third party sponsors that are customers of our copyright data business. The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. Today this market is significantly more competitive as a result of product diversification and growth of the use of indices by portfolio managers.  Copyright data fees have been a critical component of the Company’s plan to replace shrinking publishing revenues but no new products have been added in fiscal year 2011 and one account was lost in June 2010.

Investment management fees and distribution services revenues

Overall fund assets at July 31, 2010 decreased $395,000,000 since the first quarter end of the previous fiscal year primarily as a result of net redemptions from the Value Line equity mutual funds and a decline in the US Government Money Market Fund that resulted primarily from the Company’s payment of approximately $44 million to settle the SEC matter in November 2009 and $30 million for the special $3.00 per share dividend paid to all the Company’s shareholders during April 2010. Total net assets in the Value Line Funds have fallen from $2.3 billion at fiscal 2010 year end to $2.1 billion at July 31, 2010 primarily as a result of the decline in the market and net redemptions in certain Value Line equity funds.

	Total Net Assets
At July 31,			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Equity funds	$1,734,426	$2,018,263	-14.1%
Fixed income funds	246,891	253,063	-2.4%
U.S. Government Money Market Fund	120,223	225,248	-46.6%
Total net assets	$2,101,540	$2,496,574	-15.8%

As a result of a 13% decline in average assets under management for the three months ended 2010 as compared to the previous year, investment management fees and distribution services revenues for the three months ended July 31, 2010 were down $485,000 or 10% below the prior fiscal year.  Management fees for the three months ended July 31, 2010 were down $382,000 or 11% as compared to the prior fiscal year. There was a net decrease of $101,000 or 10% in distribution services revenues (12b-1 fees).  During the period, contractual fee waivers have applied to most of the Value Line Funds. For the three months ended July 31, 2010 and 2009, 12b-1 fee waivers were $620,000 and $668,000, respectively.  For the three months ended July 31, 2010 and 2009, management fee waivers were $190,000 and $198,000, respectively.  Twelve of the fourteen funds have all or a portion of the 12b-1 fees being waived and five of the fourteen funds have partial management fee waivers in place.  With limited exception, the Company and its subsidiaries have no right to recoup the previously waived management fees and 12b-1 fees.

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

Equity Fund Net Assets (Variable Annuity and Open End Equity Funds)
At July 31,			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Variable annuity assets (GIAC)	$461,032	$475,107	-3.0%
All other open end equity fund assets	1,273,394	1,543,156	-17.5%
Total equity fund net assets	$1,734,426	$2,018,263	-14.1%

       As of July 31, 2010, one of the six equity mutual funds, excluding SAM and Centurion, had a four star rating by Morningstar, Inc. the same as the previous year.  The equity funds experienced net redemptions for the three months ended July 31, 2010, as compared to net sales the previous year. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., TD Ameritrade and Fidelity.

The Value Line fixed income mutual fund assets (excluding the Value Line U.S. Government Money Market Fund), represent 12% of total mutual fund assets at July 31, 2010, as compared to 10%  the previous year.  Value Line U.S. Government Money Market Fund assets represent 6% of the total fund assets at July 31, 2010 and have decreased 47% from the previous year for the previously mention reasons. Currently, management fees from the U.S. Government Money Market Fund are negligible with the Company waiving nearly all its fees since the end of November 2009 because of the historically low interest rate environment.

Shareholder transactions for the Value Line Mutual Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareholders each day that the New York Stock Exchange is open.

Separately managed account revenues decreased $3,000 or 5% for the three months ended July 31, 2010 as compared to the three months ended July 31, 2009.  The Company’s separately managed accounts as of July 31, 2010 have $44 million in assets, a decrease of $5 million or 11% since July 31, 2009.  Of the $44 million, $21 million is affiliated with AB&Co.  Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they have a 30 day advance notice requirement for termination of the account.  The Company did not add any new accounts during the fiscal year 2011 and lost one account in August 2010.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration.  Operating expenses of $10,063,000 for the three months ended July 31, 2010 were $47,511,000 or 83% below operating expenses of $57,574,000 last fiscal year. During the three months ended July 31, 2010, expenses included costs associated with the Company’s restructure of its asset management business segment.  During the three months ended July 31, 2009, expenses included a provision for the SEC Settlement of $47,706,000.  Excluding expenses associated with the restructure in fiscal 2011 and the provision for the SEC Settlement last fiscal year, operating expenses for the three months ended July 31, 2010 were 12% below operating expenses for the three months ended July 31, 2009.

Advertising and promotion

	Three Months Ended July 31,
			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Advertising and promotion	$1,718	$2,080	-17.4%

Advertising and promotion expenses for the three months ended July 31, 2010 decreased $362,000 as compared to the three months ended July 31, 2009. Within the investment management segment, supermarket and Guardian (GIAC) platform expenses associated with the distribution of the mutual funds decreased $501,000 or 34% below the prior year due to the decline in the average net assets under management.  Within the publishing segment, overall advertising and promotional costs for the three months ended July 31, 2010 were similar with the prior fiscal year.

Salaries and employee benefits

	Three Months Ended July 31,
			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Salaries and employee benefits	$3,877	$4,287	-9.6%

Salaries and employee benefits decreased by $410,000 from the previous year. During the second half of fiscal year 2010, there was consolidation at the executive level further reducing salaries and employee benefits. Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing.

Production and distribution

	Three Months Ended July 31,
			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Production and distribution	$1,138	$1,177	-3.3%

Production and distribution expenses for the three months ended July 31, 2010 were $39,000 below expenses for the three months ended July 31, 2009.  Amortized software costs decreased $27,000 or 27% below last fiscal year due to a reduction in prior year expenditures for capitalized costs.  In addition, the decline in expenses was due to volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.

Office and administration

	Three Months Ended July 31,
			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Office and administration	$3,330	$2,324	43.3%

Office and administration expenses for the three months ended July 31, 2010 were $1,006,000 above expenses for the three months ended July 31, 2009.  Professional fees associated with the restructuring of the Company’s assets management business segment were the largest component of the increased expenses compared to the previous year.  Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.

Restructuring of asset management segment

On July 20, 2010 the Board of Directors of Value Line (the “Board”) approved a transaction involving its wholly owned subsidiaries EULAV Asset Management, LLC (“EULAV”), the investment adviser to the Value Line Mutual Funds (the “Value Line Funds”) and certain separate accounts, and EULAV Securities, Inc. (“ESI”), the distributor of the Value Line Funds. If the transaction is completed, Value Line will contribute all of the outstanding stock of ESI to EULAV, EULAV will be converted to a Delaware statutory trust named EULAV Asset Management (“EAM”), Value Line will restructure its ownership of EAM so that it has no voting authority with respect to the election or removal of the trustees of EAM and retains only interests in the revenues and residual profits of EAM and EAM will grant the remaining residual profits interests to five individuals selected by the independent directors of the Company.

Upon completion of the transaction, the business and affairs of EAM will be managed by five individuals and a non-voting Delaware resident who are trustees (collectively the “Trustees”) and by its officers to the extent authorized by the Trustees. The Trustees will be elected by the five shareholders, each of which will own voting profits interests in EAM having a 20% vote in the election of Trustees. Value Line will hold non-voting interests that entitle Value Line to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business. In addition, Value Line will receive 50% of the residual profits of EAM. The Voting Profits Interests shareholders will receive the other 50% of residual profits of EAM (subject to temporary decrease in certain limited circumstances). EAM will elect to be taxed as a pass-through entity similar to a partnership. In a disposition by EAM of its business, the first $56.1 million of net proceeds (subject to upward adjustment in certain circumstances) would be distributed in accordance with Capital Accounts. The next $56.1 million would be distributed 80% to the Holders of the Non-Voting Profits Interests (initially the Company) and 20% to the Holders of the Voting-Profits Interests. Any net proceeds amounts in excess of those levels would be distributed 55% to the Holders of the Non-Voting Profits Interests and 45% to the Holders of the Voting-Profits Interests.

The transaction is subject to approval of new investment advisory agreements with the Value Line Mutual Funds by the shareholders of the Value Line Mutual Funds which agreements will not differ in substance from the current investment advisory agreements and to entry into the Trust Agreement.  EAM will be authorized to use the Value Line name for the existing 14 funds so long as EAM continues to be the investment adviser to such Fund and such Fund does not alter its investment objectives or fundamental policies as they exist on the date the trust Agreement is signed to use leverage for investment purposes, short selling or other complex or unusual investment strategies to create a risk profile similar to that of so-called hedge funds.

Mitchell Appel, president of ESI and EULAV as well as of each of the Value Line Funds, and Chief Financial Officer and a director of Value Line, will be one of the Voting Profits Interests shareholders and the first Chief Executive Officer of EAM. He will resign his positions with Value Line upon closing of the transaction.

In the course of considering and approving the restructuring described above, the Board of Directors of the Company including its independent directors worked closely with independent financial advisors and legal counsel selected by the independent directors.

The Board reviewed a range of options in relation to the requirement that the majority shareholder disassociate from the Company’s regulated asset management business by November 4, 2010, including sale of the asset management business, spin-off of the asset management business and transfer of such business to a blind trust. In order to assist the Board in its considerations, the Board’s financial advisors solicited interest from 29 organizations, received indications of interest from 9 organizations, and received preliminary proposals from 4 organizations. In the Board’s judgment none of the proposals had likely economic value to the Company equivalent to the likely economic value of the restructuring proposal chosen. The Board also concluded that a spin-off to shareholders, with the Company receiving only non-voting securities, would produce inferior economic value to the Company and its shareholders due to the high costs of operating a small public company. Further, acquisition by any person of more than 25% of the voting shares of the spun off asset management company could in certain circumstances trigger a change in control requiring costly new Mutual Fund board and shareholder approvals. The Board was also concerned about a transfer to a blind trust because among other reasons, each change in trustee would also require costly new approvals by the Board of the Value Line Mutual Funds and the fund shareholders.

The proposed restructuring and its terms were approved by the Board (with Messrs. Appel and Sarkany abstaining), as being in the best interest of the Company and its shareholders. The new Investment Advisory Agreements with the Value Line mutual funds that are necessary for the restructuring transaction to proceed were approved by the directors of the mutual funds, who were not asked to and did not approve the restructuring or its terms.

Segment Operating Profit

The Company operates in two business segments, Investment Periodicals, Publishing & Copyright Data and Investment Management.

	Investment Periodicals, Publishing & Copyright Data			Investment Management
	Three Months Ended July 31,			Three Months Ended July 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10	2010	2009	FY 11 vs. 10
Segment revenues from external customers	$9,394	$10,088	-6.9%	$4,215	$4,700	-10.3%
Segment profit/(loss) from operations	$3,238	$3,756	-13.8%	$308	$(46,542)	-100.7%
Segment profit margin from operations	34.5%	37.2%	-7.4%	7.3%	NMF	-100.7%

* NMF – not meaningful figure

Investment Periodicals, Publishing & Copyright Data

Segment revenues, operating profit and operating profit margins from the Company’s Investment Periodicals, Publishing & Copyright Data segment declined significantly from the previous fiscal year primarily due to the continued deterioration in circulation of the total product line. As previously mentioned, the ranking system performance is sometimes inconsistent and competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue. The recession and turmoil in the markets have also contributed to the decline in subscriptions as individuals reduced many forms of discretionary spending, or have shifted investments to fixed income, for which the Company only provides research on mutual fund and ETF vehicles. Investment Periodicals, Publishing & Copyright Data segment profit margin from operations decreased as a direct result of the decline in revenue.

Investment Management

Revenues from the Company’s Investment Management business segment declined from the previous fiscal year primarily due to the decline in investment management fees from the Company’s family of mutual funds that was a direct result of the deterioration in the underlying assets under management and fee waivers.  The Company waived management fees of $130,000 in the U.S. Government Money Market Fund due to the low interest rate environment which resulted in the fund’s generating insufficient portfolio income to cover its normalized expenses.  Segment operating profit and operating profit margin are negative for the three months ended July 31, 2009 due to the provision for the SEC Settlement.

Income from Securities Transactions, net

During the three months ended July 31, 2010, the Company’s income from securities transactions, net, of $37,000 was $181,000 or 83% below income from securities transactions, net, of $218,000 during the three months ended July 31, 2009.  Income from securities transactions, net, includes dividend and interest income of $39,000 at July 31, 2010 that is $236,000 or 86% below income of $275,000 for the three months ended July 31, 2009, primarily due to lower yield on the Value Line U.S. Government Money Market Fund.  In addition, the Company did not own any equity investments in fiscal year 2011 or 2010.  There were no capital gains or capital losses during the three months ended July 31, 2010. Capital losses, net of capital gains, during the three months ended July 31, 2009 were $61,000.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended July 31, 2010 and July 31, 2009 was 35.33% and 25.81%, respectively. The fluctuation in the income tax rate is attributable to the non-deductible portion of the provision for the SEC Settlement included in the prior year and the change in the non-taxable investment income, events that do not have tax consequences.

Liquidity and Capital Resources

The Company had working capital of $20,884,000 as of July 31, 2010 and $45,844,000 as of July 31, 2009.  The change in working capital resulted primarily from the payment of a special $3.00 per share, approximately $30 million dividend to all shareholders during April 2010. Cash and short-term securities were $43,240,000 as of July 31, 2010 and $106,474,000 as of July 31, 2009. The change in cash and short-term securities is primarily due to the settlement payment to the SEC of approximately $44 million during November 2009 and the payment of the above mentioned $30 million special dividend to the Company’s shareholders.

The Company’s cash and cash equivalents include $13,774,000 at July 31, 2010 and $52,041,000 at July 31, 2009 invested in the Value Line U.S. Government Money Market Fund.  The U.S. Government Money Market Fund operates under Rule 2a-7 of the Investment Company Act of 1940.  The Fund’s portfolio includes U.S. government agency securities, U.S. Treasuries, certificate of deposits, commercial paper, and repurchase agreements collateralized with U.S. Treasuries in which the custodian physically takes possession of the collateral.

Cash from operating activities

The Company’s cash inflow from operations of $3,367,000 for the three months ended July 31, 2010 was 28% lower than cash inflow from operations of $4,673,000 for the three months ended July 31, 2009.  The prior year’s cash inflow included $1,164,000 of proceeds from sales of fixed income securities from the Company’s trading portfolio. Exclusive of these proceeds, the cash from operations was down $142,000 or 4% from the prior year. The primary changes in cash flows resulted from the receipt of $1,598,000 in federal income tax refunds and the timing of payments of accrued expenses to vendors in fiscal year 2011.

Cash from investing activities

The Company had cash outflows from investing activities of $5,368,000 for the three months ended July 31, 2010 as compared to cash inflows from investing activities of $7,891,000 for the three months ended July 31, 2009.  Cash inflows in fiscal 2009 were higher as a result of the maturity of fixed income securities during the first three months ended July 31, 2009, the proceeds of which were reinvested as cash and cash equivalents in the Value Line U.S. government money market fund.  A portion of these proceeds accompanied with the additional cash from operations during the current fiscal year was redeployed into fixed income government debt securities during the first quarter of fiscal year 2011.

Cash from financing activities

As a result of the payment of five dividends during fiscal 2010, including a special $3 per share dividend paid during April 2010, the Company had no cash flow from financing activities during the quarter ended July 31, 2010.  The Company had cash outflow from financing activities of $2,994,000 for the three months ended July 31, 2009, which represented a quarterly dividend of $.30 per share paid in May 2009 for the dividend declared during the last quarter of fiscal 2009.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted liquidity.  Management does not anticipate any borrowing in fiscal 2011. Retained earnings were over $20 million and liquid assets $43 million at July 31, 2010.

Critical Accounting Estimates and Policies

The Company’s Critical Accounting Estimates and Policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended April 30, 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

       The Company’s Consolidated Balance Sheet includes a substantial amount of assets whose fair values are subject to market risks.  The Company’s significant market risks are primarily associated with interest rates and equity price risk, although the Company disposed of its entire portfolio of equity securities during the fiscal year ended April 30, 2009 and held no equity securities during the three months ended July 31, 2010.  The following sections address the significant market risks associated with the Company’s business activities.

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

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)
		(bp = basis points)
		6 mos.	6 mos.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of July 31, 2010
Investments in securities with fixed maturities	$28,806	$28,235	$28,253	$28,250	$28,250
As of April 30, 2010
Investments in securities with fixed maturities	$23,532	$23,468	$23,470	$23,463	$23,463

Management regularly monitors the maturity structure of the Company’s investments in debt securities in order to maintain an acceptable price risk associated with changes in interest rates.

Credit Worthiness of Issuer

The Company’s investments consist primarily of U.S. Treasury Notes, FDIC insured commercial paper and pre-refunded municipal securities backed by U.S. Treasury Securities.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 9 of the consolidated condensed financial statements for discussion of legal proceedings and restructuring.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

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

Value Line, Inc.
(Registrant)

Date: September 14, 2010	By:	s/Howard A. Brecher

Howard A. Brecher
Acting Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2010	By:	s/Mitchell E. Appel

Mitchell E. Appel
Chief Financial Officer
(Principal Financial Officer)