Form 10-Q
period 2010-10-31
VALUE LINE INC
filed 2010-12-14
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010

Common stock, $.10 par value	9,981,600 Shares

VALUE LINE INC.

TABLE OF CONTENTS

EX-31.1	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.2	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-32.1	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Oct. 31,	Apr. 30,
	2010	2010
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $8,172 and $15,946, respectively)	$8,712	$16,435
Securities available for sale	33,473	23,529
Accounts receivable, net of allowance for doubtful accounts of $46 and $47, respectively	1,140	1,681
Receivable from affiliates	1,381	1,520
Prepaid and refundable income taxes	488	2,086
Prepaid expenses and other current assets	849	995
Deferred income taxes	6,823	8,690

Total current assets	52,866	54,936

Long term assets
Property and equipment, net	4,214	4,257
Capitalized software and other intangible assets, net	722	792

Total long term assets	4,936	5,049

Total assets	$57,802	$59,985

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,585	$4,982
Accrued salaries	1,250	1,351
Dividends payable	19,963	-
Accrued taxes payable	780	780
Reserve for settlement	3,483	4,247
Unearned revenue	20,827	22,314

Total current liabilities	50,888	33,674

Long term liabilities
Unearned revenue	4,055	4,863

Total long term liabilities	4,055	4,863

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	1,258	19,813
Treasury stock, at cost (18,400 shares on 10/31/10 and 4/30/10)	(354)	(354)
Accumulated other comprehensive income/(loss), net of tax	(36)	(2)

Total shareholders' equity	2,859	21,448

Total liabilities and shareholders' equity	$57,802	$59,985

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income/(Loss)
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended		Six months ended
	October 31,		October 31,
	2010	2009	2010	2009

Revenues:
Investment periodicals and related publications	$8,567	$9,156	$17,184	$18,477
Copyright data fees	865	828	1,642	1,595
Investment management fees & services	4,066	4,882	8,281	9,582

Total revenues	13,498	14,866	27,107	29,654

Expenses:
Advertising and promotion	2,359	2,412	4,077	4,492
Salaries and employee benefits	4,388	4,264	8,265	8,551
Production and distribution	1,142	1,389	2,280	2,566
Office and administration	2,699	3,366	4,687	5,690
Expenses related to restructure	1,120	-	2,462	-
Provision for settlement	-	-	-	47,706

Total expenses	11,708	11,431	21,771	69,005

Income/(loss) from operations	1,790	3,435	5,336	(39,351)
Income from securities transactions, net	51	151	88	369

Income/(loss) before income taxes	1,841	3,586	5,424	(38,982)
Provision for income taxes/(benefit)	754	1,205	2,020	(9,783)

Net income/(loss)	$1,087	$2,381	$3,404	$(29,199)

Earnings/(loss) per share, basic & fully diluted	$0.11	$0.23	$0.34	$(2.93)

Weighted average number of common shares	9,981,600	9,981,600	9,981,600	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months
	ended
	October 31,	October 31,
	2010	2009
Cash flows from operating activities:
Net income/(loss)	$3,404	$(29,199)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	289	403
Amortization of bond premiums	13	605
Gains on sales of trading securities and securities available for sale	-	(74)
Unrealized losses on trading securities	-	200
Deferred income taxes	2,020	(9,658)
Writedown of software	-	720

Changes in assets and liabilities:
Proceeds from sales of trading securities	-	9,894
Decrease in unearned revenue	(2,295)	(4,160)
(Decrease)/increase in reserve for settlement	(764)	47,706
(Decrease)/increase in accounts payable and accrued expenses	(397)	1,121
(Decrease)/increase in accrued salaries	(101)	72
Decrease in accrued taxes payable	(135)	(392)
Decrease/(increase) in prepaid and refundable income taxes	1,598	(1,920)
Decrease in prepaid expenses and other current assets	146	243
Decrease in accounts receivable	541	36
Decrease/(increase) in receivable from affiliates	139	(358)

Total adjustments	1,054	44,438

Net cash provided by operating activities	4,458	15,239

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	9,705	26,502
Purchase of fixed income securities	(19,212)	(18,250)
Purchases of equity securities	(502)	-
Acquisition of property and equipment	(74)	(50)
Expenditures for capitalized software	(102)	(419)

Net cash (used in)/provided by investing activities	(10,185)	7,783

Cash flows from financing activities:
Dividends paid	(1,996)	(4,990)

Net cash used in financing activities	(1,996)	(4,990)

Net (decrease)/increase in cash and cash equivalents	(7,723)	18,032
Cash and cash equivalents at beginning of year	16,435	42,936

Cash and cash equivalents at end of period	$8,712	$60,968

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Six Months Ended October 31, 2010
(in thousands, except share amounts)
(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income/(loss)	Total

Balance at April 30, 2010	9,981,600	$1,000	$991	$(354)		$19,813	$(2)	$21,448

Comprehensive income
Net income					$3,404	3,404		3,404
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(34)		(34)	(34)

Comprehensive income					$3,370

Dividends declared						(21,959)		(21,959)

Balance at October 31, 2010	9,981,600	$1,000	$991	$(354)		$1,258	$(36)	$2,859

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies:

The interim consolidated condensed financial statements of Value Line, Inc., together with its subsidiaries (collectively referred to as the “Company” or "VLI"), are unaudited.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 15, 2010  for the fiscal year ended April 30, 2010. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

VLI is incorporated in the State of New York.  The Company's primary businesses are producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products, providing investment management services to the Value Line Mutual Funds ("Value Line Funds"), institutions and individual accounts and providing distribution, marketing, and administrative services to the Value Line Funds.  The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

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

Copyright data revenues are derived from providing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds.  Value Line earns asset-based copyright data fees as specified in the individual agreements.  Revenue is recognized monthly over the term of the agreement and will fluctuate as the market value of the underlying portfolio increases or decreases in value.

Investment management fees consist of management fees from the Value Line Funds, and from asset management clients.  Investment management fees for the mutual funds are earned on a monthly basis as services are performed and the fee is calculated based on average daily net assets of the mutual funds in accordance with each fund's advisory agreement.  Investment management fees for the asset management accounts are earned on a monthly basis as services are performed and the fee is calculated on assets in accordance with each of the agreements (see Note 6).

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940.   Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds.  Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.  Assets within the separately managed accounts are held at third party custodians and subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they generally have a 30 day advance notice requirement for termination of the account.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Valuation of Securities:
The Company's securities classified as available-for-sale and cash equivalents consist of shares of U.S. Government Money Market Funds, investments in exchange traded equity funds, and government debt securities accounted for in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC.  The securities available-for-sale reflected in the consolidated condensed financial statements are valued at market  and unrealized gains and losses on securities classified as available-for-sale, net of applicable taxes, are reported as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings on trade date and are determined on the identified cost method.  As of October 31, 2010 and April 30, 2010 the Company did not own any trading securities.

The Company classifies its securities available-for-sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has assets available-for-sale to fully satisfy its current liabilities should the need arise.
Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. Valuation of exchange traded funds shares is based upon the publicly quoted price of the shares. The market value of the Company's fixed maturity government debt obligations are determined utilizing publicly quoted market prices or other observable inputs.  Cash equivalents consist of investments in the U.S. Government Money Market Funds and are valued at $1 per share in accordance with rule 2a-7 of the Investment Company Act of 1940.
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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The valuation techniques used by the Company to measure fair value during the six months ended October 31, 2010 for Level 1 securities consisted exclusively of quoted prices.
The securities valued as Level 2 investments consist primarily of U.S. Treasury Bills and Notes, FDIC insured commercial paper and U.S. Government Agency Bonds. Valuation techniques used by the Company to measure fair value for government securities during the period consisted primarily of third party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.  When necessary, the third party services may use discounted future cash flows to calculate the net present value.

The following is a summary of the inputs used as of October 31, 2010 in valuing the Company’s investments carried at fair value:

		(in thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Securities Available-for- Sale
Level 1 - quoted prices	$8,172	$8,172	-
Level 2 - other significant observable inputs	33,473	-	33,473
Level 3 - significant unobservable inputs	-	-	-
Total	$41,645	$8,172	$33,473

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended October 31, 2010, there were no Level 3 investments. The Company does not have any liabilities subject to Fair Value Measurement.

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
The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2010, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no impact to the Company's financial statements.

Earnings per share:  Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents:  For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2010 and April 30, 2010, cash equivalents included $7,704,000 and $15,943,000, respectively, invested in the Value Line U.S. Government Money Market Fund.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Expenses associated with divestiture:
The Company expenses as incurred all costs associated with divesting control over its asset management business (see Notes 9 and 10).

Note 2 - Investments:

Securities held by the Company are classified as trading securities and available-for-sale securities. All securities held in ESI, as a broker/dealer, are classified as trading securities.  Securities held by the Company and its other subsidiaries are classified as available-for-sale securities.

Trading Securities:

The Company sold its portfolio of government debt securities during the fourth quarter ended April 30, 2010 and did not hold any securities as of October 31, 2010 or April 30, 2010.  During fiscal year 2010, securities owned consisted of government debt securities and were recorded on trade date and reflected at fair value.  The proceeds from sales of trading securities during the six months ended October 31, 2009 were $9,894,000 and the related net realized trading gains amounted to $94,000.  During the six months ended October 31, 2009, the net change in unrealized losses on trading securities of $200,000 was included in the Consolidated Condensed Statement of Income.

Securities Available-for-Sale:

Equity Securities:

As of October 31, 2010, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the First Trust Value Line Dividend and S&P Dividend ETF, was $506,000 and the market value was $515,000. The Company sold its portfolio of equity securities in fiscal 2009 and did not hold any equity securities as of April 30, 2010. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on  the Consolidated Condensed Balance Sheet were $9,000 and $0, net of deferred taxes of $3,000, and $0 as of October 31, 2010 and April 30, 2010, respectively.
The increase in gross unrealized gains on equity securities classified as available-for-sale due to changes in market conditions of $9,000 and $0, net of deferred  taxes of $3,000 and $0, were included in Shareholders' Equity at October 31, 2010 and April 30, 2010, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of federal, state, and local government securities within the United States. The aggregate cost and fair value at October 31, 2010 for government debt securities classified as available-for-sale were as follows:

		(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due within 1 year	$30,493	$30,438	$(55)
Due 1 year through 5 years	2,530	2,520	(10)
Total investment in government debt securities	$33,023	$32,958	$(65)

The aggregate cost and fair value at April 30, 2010 for government debt securities classified as available-for-sale were as follows:

		(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains/(Losses)
Due within 1 year	$22,012	$22,014	$2
Due 1 year through 5 years	1,520	1,515	(5)
Total investment in government debt securities	$23,532	$23,529	$(3)

The increase in gross unrealized  losses of $62,000 and $461,000 on fixed income securities classified as available-for-sale net of deferred income tax of $22,000 and $162,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of October 31, 2010 and April 30, 2010, respectively.
The average yield on the Government debt securities classified as available-for-sale at October 31, 2010 and April  30, 2010, was 0.49% and 0.54%, respectively.
Proceeds from sales of government debt securities classified as available-for-sale during the six months ended October 31, 2010 and 2009 were $9,705,000 and $26,502,000, respectively. During the six months ended October 31, 2010, there were no realized gains or losses on fixed income securities.  During the six months ended October 31, 2009, losses on sales of fixed income securities of $20,000 were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Condensed Statement of Income.
For the  six months ended October 31, 2010 and 2009, income from securities transactions also included $1,000 and $3,000 of dividend income; $91,000 and $526,000 of interest income, net of bond amortization of $14,000 and $605,000, respectively.  During the  six months ended October 31, 2010 and 2009, income from securities transactions also included $2,000 and $2,000 of related interest expense, respectively.

Note 3 - Supplementary Cash Flow Information:

Cash payments for income taxes were $162,000 and $2,400,000 for the six months ended October 31, 2010 and 2009, respectively.  The Company also received $1,598,000 of federal income tax refunds during the first quarter of fiscal 2011, which was a receivable as of April 30, 2010.

Note 4 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing  plan contribution,  which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $150,000 and $0 for the six months ended October 31, 2010 and 2009, respectively.

Note 5 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.
At October 31, 2010 and 2009, the Company held both equity and U.S. Government debt securities that are classified as available-for-sale on the Consolidated Condensed Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

		(in thousands)
	Before		Net of
Six months ended October 31, 2010	Tax Amount	Tax Benefit	Tax Amount
Unrealized gains/(losses) on securities:
Unrealized holding losses arising during the period	$(53)	$19	$(34)
Other comprehensive income	$(53)	$19	$(34)

		(in thousands)
	Before		Net of
Six months ended October 31, 2009	Tax Amount	Tax Benefit	Tax Amount
Unrealized gains/(losses) on securities:
Unrealized holding losses arising during the period	$(84)	$30	$(54)
Add: Reclassification adjustments for losses realized in net income	20	(8)	12
Other comprehensive income	$(64)	$22	$(42)

Note 6 - Related Party Transactions:

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
On March 11, 2010, VLI and the Boards of Trustees/Directors of the Value Line Funds entered into an agreement providing for VLI to reimburse the Funds in the aggregate amount of $917,302 for various past expenses incurred by the Funds in connection with the SEC matter referred to in Note 9. The payable for this expense reimbursement was included in the reserve for settlement expenses on the Consolidated Condensed Balance Sheet of the Company.  The balance of the reimbursement was paid in full by VLI in October 2010.
For the  six months ended October 31, 2010 and 2009, investment management fees and 12b-1 service and distribution fees amounted to $8,185,000 and $9,468,000, respectively, which took into account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $1,784,000 and $2,083,000, earned by ESI for the  six months ended October 31, 2010 and 2009,  respectively. The related receivables from the funds for investment management fees and service and distribution fees included in Receivables from affiliates were $1,379,000 and $1,516,000 at October 31, and April 30, 2010, respectively.
For the  six months ended October 31, 2010 and 2009, total management fee waivers were $378,000 and $440,000, respectively, and service and distribution fee waivers were $1,233,000 and $1,355,000,  respectively. The Company and its subsidiary, ESI, have no right to recoup the previously waived amounts of management fees and 12b-1 fees, except for waived management fees for the U.S. Government Money Market Fund.  Any recoupment is subject to the provisions of the prospectus.

As of October 31, 2010, the Company had $7,704,000 invested in the Value Line U.S. Government Money Market Fund representing 7% of that fund's total net assets. Purchases and redemptions routinely occur in the Value Line U.S. Government Money Market Fund as part of the business operations of the Company.
For the  six months ended October 31, 2010 and 2009, the Company was reimbursed $205,000 and $339,000, respectively, for payments it made on behalf of and services it provided to the Parent.  At October 31, 2010 and April 30, 2010, the Receivables from affiliates included a receivable from its majority shareholder, Arnold Bernhard & Co., Inc. ("the Parent"), of $1,000 and $5,000, respectively.
From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate.  As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. The Parent owns approximately 86.5% of the issued and outstanding common stock of the Company.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 7 - Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB's ASC.

The provision for income taxes includes the following:	Six months ended October 31,
	2010	2009
	(in thousands)
Current tax expense:
Federal	$148	$-
State and local	-	-
	148	-
Deferred tax expense/(benefit):
Federal	1,833	(7,787)
State and local	39	(1,996)
	1,872	(9,783)
Provision for income taxes	$2,020	$(9,783)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's deferred tax assets is primarily the result of the tax benefit from its net operating loss for which the Company expects to be fully utilized by the first quarter of fiscal year ending April 30, 2012.
At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.
The overall effective income tax rate, as a percentage of pre-tax ordinary income, for the six months ended October 31, 2010 and 2009 was 37.24% and 25.11%, respectively. The fluctuation in the effective income tax rate is attributable to the non-deductible portion of the provision for settlement included in fiscal 2010 and the change in the non-taxable investment income, events that do not have tax consequences.
The annual effective tax rate for fiscal 2011 could change due to a number of factors including but not limited to an increase or decrease in the ratio of income or loss to pre-tax items that do not have tax consequences, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with tax authorities. For the six months ended October 31, 2010, there were no new material uncertain tax positions.
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to pretax income as a result of the following:

	Six months ended October 31,
	2010	2009

U.S. statutory federal rate	35.00%	35.00%
Increase/(decrease) in tax rate from:
Tax effect of non-deductible portion of provision for settlement	-	-12.57%
State and local income taxes, net of federal income tax benefit	0.47%	3.33%
Effect of tax exempt income and dividend deductions	-	0.96%
Alternative minimum tax - net operating loss limitation	2.80%	-
Other, net	-1.03%	-1.61%
Effective income tax rate	37.24%	25.11%

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

The Company's federal income tax returns (included in the Parent's consolidated returns) and state and city tax returns for fiscal years ended April 30, 2007, 2008, and 2009 are subject to examination by the tax authorities, generally for three years after they were filed.  The IRS and NYS tax authorities have recently concluded an examination for the years ended April 30, 2007 and 2008. The examinations have resulted in no changes by the IRS and didn't have any material effect on the Company's financial statements.  NYS has concluded its audits for the fiscal years ended April 30, 2006, 2007, and 2008 with no material effect on the Company's financial statements.  The Company received a refund from NYS in the amount of $264,546 for the years under audit.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 8 - Business Segments:

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

Disclosure of Reportable Segment Profit/(Loss) and Segment Assets (in thousands)

	Six months ended October 31, 2010
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$18,826	$8,281	$27,107
Intersegment revenues	4	-	4
Income/(loss) from securities transactions	(4)	7	3
Depreciation and amortization	277	12	289
Segment profit from operations*	4,942	394	5,336
Segment assets	9,900	6,360	16,260
Expenditures for segment assets	92	10	102

	Six months ended October 31, 2009
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$20,072	$9,582	$29,654
Intersegment revenues	10	-	10
Income/(loss) from securities transactions	(43)	118	75
Depreciation and amortization	389	14	403
Segment profit/(loss) from operations *	5,726	(45,077)	(39,351)
Segment assets	11,965	16,384	28,349
Expenditures for segment assets	467	2	469

Reconciliation of Reportable Segment Revenues, Operating Profit/(Loss) and Assets

	(in thousands)
	Six months ended October 31,
	2010	2009
Revenues
Total revenues for reportable segments	$27,111	$29,664
Elimination of intersegment revenues	(4)	(10)
Total consolidated revenues	$27,107	$29,654
Segment profit/(loss) *
Total profit/(loss) for reportable segments	$5,339	$(39,276)
Add: Income from securities transactions related to corporate assets	85	294
Income/(loss) before income taxes	$5,424	$(38,982)
Assets
Total assets for reportable segments	$16,260	$28,349
Corporate assets	41,542	99,322
Consolidated total assets	$57,802	$127,671

*  Expenses included in the Investment Management segment in fiscal 2011 include approximately $2.5 million of costs associated with the Company’s restructure of its asset management business segment and in fiscal 2010 they include a provision for settlement of approximately $47.7 million .

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 9 - Legal Proceedings & Restructuring:

In connection with the Settlement with the SEC discussed in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2010, the Company recorded a provision for settlement of $47,706,000 during the first quarter of fiscal 2010, of which $43,706,000 was paid to the SEC in November 2009 representing disgorgement of commissions received in the amount of $24,168,979, prejudgment interest of $9,536,786, and a civil penalty in the amount of $10,000,000.  Pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, a fund will be created for the Company’s disgorgement, interest and penalty (“Fair Fund”). The Company will bear costs associated with any Fair Fund distribution, including a third party consultant appointed by the SEC to administer any Fair Fund distribution.  The Company's Board of Directors has determined that a restructuring of the asset management business as more fully described below is in the best interests of the Company and its shareholders and will fulfill the settlement order that requires the majority shareholder to disassociate from EULAV and ESI.  By the SEC order dated November 2, 2010, the period of time to comply with the complete disassociation has been extended from November 4, 2010 to December 24, 2010.  The Company cannot estimate the impact to its business or financial condition or results of operations if the remaining terms of the settlement order can not be met in a timely manner.

On July 20, 2010 the Board of Directors of the Company (the “Board”) approved a transaction involving its wholly owned subsidiaries EULAV, the investment adviser to the Value Line Funds and certain separate accounts, and ESI, the distributor of the Value Line Funds. When the transaction is completed, the Company will contribute all of the outstanding stock of ESI to EULAV, EULAV will be converted to a Delaware statutory trust named EULAV Asset Management (“EAM”), the Company will restructure its ownership of EAM so that it has no voting authority with respect to the election or removal of the trustees of EAM and retains only interests in the revenues and residual profits of EAM and EAM will grant the remaining residual profits interests to five individuals selected by the independent directors of the Company.
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

The transaction is subject to approval of new investment advisory agreements with the Value Line Funds by the shareholders of the Value Line Funds which agreements were approved on or prior to November 24, 2010 and will not differ in substance from the current investment advisory agreements and to entry into the Trust Agreement.  EAM will be authorized to use the Value Line name for the existing 14 funds so long as EAM continues to be the investment adviser to such Fund and such Fund does not alter its investment objectives or fundamental policies as they exist on the date the trust Agreement is signed to use leverage for investment purposes, short selling or other complex or unusual investment strategies to create a risk profile similar to that of so-called hedge funds.
Mitchell Appel, president of ESI and EULAV as well as of each of the Value Line Funds, and formerly Chief Financial Officer and a director of Value Line, will be one of the Voting Profits Interests shareholders and the first Chief Executive Officer of EAM. He has resigned his positions with Value Line on December 9, 2010.
In the course of considering and approving the restructuring described above, the Board of Directors of the Company including its independent directors worked closely with independent financial advisors and legal counsel selected by the independent directors.  The Board reviewed a range of options in relation to the requirement that the majority shareholder disassociate from the Company’s regulated asset management business by November 4, 2010, including sale of the asset management business, spin-off of the asset management business and transfer of such business to a blind trust.  The SEC granted an extension to complete the full disassociation from November 4, 2010 deadline to December 24, 2010.  In order to assist the Board in its considerations, the Board’s financial advisors solicited interest from 29 organizations, received indications of interest from 9 organizations, and received preliminary proposals from 4 organizations. In the Board’s judgment none of the proposals had likely economic value to the Company equivalent to the likely economic value of the restructuring proposal chosen. The Board also concluded that a spin-off to shareholders, with the Company receiving only non-voting securities, would produce inferior economic value to the Company and its shareholders due to the high costs of operating the small public company that would result from the spin-off. Further, acquisition by any person of more than 25% of the voting shares of the spun off asset management company could in certain circumstances trigger a change in control requiring costly new Mutual Fund board and shareholder approvals. The Board was also concerned about a transfer to a blind trust because among other reasons, each change in trustee would also require costly new approvals by the Board of the Value Line Mutual Funds and the fund shareholders.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The proposed restructuring and its terms were approved by the Board (with Messrs. Appel and Sarkany abstaining), as being in the best interest of the Company and its shareholders. The new Investment Advisory Agreements with the Value Line Funds that are necessary for the restructuring transaction to proceed were approved by the Board of Trustees/Directors of the Value Line Funds.
Expenses associated with the Company's restructuring of its investment advisory and mutual funds distribution operations of $2.5 million have been included in General and Administration expenses during the six months ended October 31, 2010.
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

Note 10 - Pro Forma Combined Financial Data:

The Company believes the occurrence of the restructuring transaction as explained more fully in Note 9, is probable.  The Unaudited Pro Forma Combined Statements of Income of the Company for the fiscal year ended April 30, 2010 and the six-month period ended October 31, 2010 (the "Pro Forma Statements of Income"), and the Unaudited  Pro Forma Consolidated Condensed Balance Sheet of the Company as of October 31, 2010 (the "Pro Forma Balance Sheet" and, together with the Pro Forma Statements of Income, the "Pro Forma Financial Statements"), have been prepared to illustrate the estimated effect of the contribution of all of the outstanding stock of EULAV Securities, Inc. to EULAV Asset Management, LLC and the conversion of EULAV Asset Management, LLC to a Delaware statutory trust named EULAV Asset Management (EAM).  The Pro Forma Financial Statements do not reflect any anticipated cost savings and there can be no assurance that any such cost savings will occur.  The Pro Forma Combined Income Statements give pro forma effect to the EAM transaction as if it had occurred on May 1, 2009.  The Pro Forma Consolidated Condensed Balance Sheet gives pro forma effect to the EAM transaction as if it had occurred on October 31, 2010.  The Pro Forma Financial Statements do not purport to be indicative of the results of operations or financial position of the Company that would have actually been obtained had such transactions been completed as of the assumed dates and for the periods presented, or which may be obtained in the future.  The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that the Company believes are reasonable.  The Pro Forma Financial Statements should be read in conjunction with the separate historical consolidated financial statements of Value Line, Inc. and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q.

A preliminary allocation of the assigned purchase price has been made to major categories of assets and liabilities in the accompanying Pro Forma Financial Statements based on available information.  The actual allocation of purchase price and the resulting effect on the Statements of Income may differ significantly from the pro forma amounts included herein.  These pro forma adjustments represent the Company's preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that the Company believes to be reasonable.  Consequently, the amounts reflected in the Pro Forma Financial Statements are subject to change, and the final amounts may differ substantially.

Note 10 - Pro Forma Combined Financial Data:

Value Line, Inc.
Unaudited Pro Forma Consolidated Condensed Balance Sheet
as of October 31, 2010
(in thousands, except share amounts)

			Pro Forma
	Historical	Pro Forma	after
	(unaudited)	Adjustments	Transaction
Assets
Current Assets:
Cash and cash equivalents	$8,712	$(4,830)	3,882
Securities available for sale	33,473	(1,514)	31,959
Accounts receivable, net of allowance for doubtful accounts of $46	1,140	(20)	1,120
Receivable from affiliates	1,381	(657)	724
Prepaid and refundable income taxes	488	-	488
Prepaid expenses and other current assets	849	(39)	810
Deferred income taxes	6,823	242	7,065

Total current assets	52,866	(6,818)	46,048

Long term assets
Property and equipment, net	4,214	(18)	4,196
Capitalized software and other intangible assets, net	722	(131)	591
Investment in Trust	-	56,100	56,100
Deferred income taxes	-	146	146

Total long term assets	4,936	56,097	61,033

Total assets	$57,802	$49,279	$107,081

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,585	$308	4,893
Accrued salaries	1,250	(363)	887
Dividends payable	19,963	-	19,963
Accrued taxes payable	780	-	780
Reserve for settlement	3,483	-	3,483
Unearned revenue	20,827	(13)	20,814

Total current liabilities	50,888	(68)	50,820

Long term liabilities
Unearned revenue	4,055	-	4,055
Deferred income tax	-	19,444	19,444

Total long term liabilities	4,055	19,444	23,499

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000shares; issued 10,000,000 shares	1,000	-	1,000
Additional paid-in capital	991	-	991
Retained earnings	1,258	29,903	31,161
Treasury stock, at cost (18,400 shares on 10/31/10)	(354)	-	(354)
Accumulated other comprehensive income/(loss), net of tax	(36)	-	(36)

Total shareholders' equity	2,859	29,903	32,762

Total liabilities and shareholders' equity	$57,802	$49,279	$107,081

Notes to Pro Forma Balance Sheet at October 31, 2010

The Pro Forma adjustments to the Historical Balance Sheet reflect the adjustments to record the assets and liablities of the subsidiaries, EULAV and ESI, transferred in the transaction to EAM in exchange for a non-voting revenues and profits interest valued at $56.1 million as determined by the Board of Directors of Value Line, Inc. based on a range provided by an independent valuation firm.

As a result of the transfer of the outstanding stock of EULAV and ESI to EAM, the current assets, long term assets and current liabilities of Value Line, Inc. will decrease by $7,062,000, $149,000 and $1,068,000, respectively.

In the exchange, Value Line, Inc. will receive the non-voting revenues and profits interest valued at $56.1 million resulting in a non-recurring pre-tax gain of $46,495,000. As a result of this non-recurring gain, the Company's current deferred income tax assets, long term deferred income tax assets, accounts payable and accrued liabilites, and long term deferred income tax liability will increase by $244,000, $146,000, $1,000,000 and $19,444,000, respectively. Current deferred tax assets already reflect $958,000 of tax benefits related to $2,462,000 of divestiture related expenses included in the Company's Consolidated Condensed Statements of Income/(Loss) as of October 31, 2010. The $29,903,000 Pro Forma Adjustment to retained earnings in the Unaudited Consolidated Condensed Balance Sheet as of October 31, 2010 represents the after tax gain exclusive of transaction expenses of $2,462,000, net of taxes of $958,000 that have already been reflected in Retained Earnings.

Note 10 - Pro Forma Combined Financial Data:

Value Line, Inc.
Pro Forma Combined Income Statement
( in thousands except per share amounts)
For the six months ending October 31, 2010

	Historical	Pro Forma		Pro Forma
	(unaudited)	Adjustments		after Transaction

Revenues:
Investment Periodicals and related publications	$17,184	$-		$17,184
Copyright Data Fees	$1,642	$-		$1,642
Investment Management Fees & Services	$8,281	$(8,281	)a	$-
Advisory revenues from Trust	-	$3,163 b		$3,163
Income from Trust	-	$256 b		$256

TOTAL REVENUES	$27,107	$(4,862)		$22,245

Expenses:
Advertising & Promotion	$4,077	$(1,969	)a	$2,108
Salaries & Employee Benefits	$8,265	$(1,204	)a	$7,061
Production & Distribution	$2,280	$-		$2,280
Office & Administration	$4,687	$(1,440	)a	$3,247
Expenses related to restructuring	$2,462	$(2,462	)d	$-

TOTAL EXPENSES	$21,771	$(7,075)		$14,696

Income from operations	$5,336	$2,213		$7,549
Income from securities transactions, (net)	$88	$(7	)a	$81

Income before income taxes	$5,424	$2,206		$7,630
Provision for income taxes	$2,020	$859	a,c,d	$2,879
Tax Rate	37.24%	38.94%		37.73%
Net Income	$3,404	$1,347		$4,751

Net income per common share	$0.34	$0.14		$0.48

Notes to the Unaudited Pro Forma Combined Income Statement

a. Pro Forma adjustments reflect the elimination of the historical revenues and operating expenses of EULAV and ESI during the six months ended October 31, 2010 as if the transaction occurred on May 1, 2009. The Pro Forma adjustment for Office and Administration expenses of $1,440,000 includes the elimination of the historical expenses of EULAV and ESI of $1,176,000 and pro forma reimbursements of $264,000 for occupancy and back office fees in accordance with the EAM Trust Agreement.

b. Pro Forma adjustments represent Value Line, Inc.'s share of revenues of the newly established EAM Trust, approximately 48.7% of the advisory revenues and 50% of the net pre-tax income of the EAM Trust during the six months ended October 31,2010 in accordance with the terms of the EAM Trust agreement.

c. Pro Forma adjustments reflect the elimination of the historical tax expenses of EULAV and ESI during the six months ended October 31, 2010 of $1,533,000, additional tax expenses for the revenues and profits derived on a Pro Forma basis from the EAM Trust of $1,434,000 and the elimination of the tax benefit of $958,000 associated with the Expenses related to the disassociation of EAM and Value Line, Inc., included in the actual results of Value Line, Inc. for the six months ended October 31, 2010.

d. Expenses of $2,462,000 and the related tax benefit of $958,000 are included in the Consolidated Condensed Statements of Income/(Loss) for the six months ended October 31, 2010 and have been eliminated in the Pro Forma Adjustment column as these expenses are directly related to the transaction and will later be reclassified and included in the gain on restructuring of EULAV and ESI.

Note 10 - Pro Forma Combined Financial Data:

Value Line, Inc.
Pro Forma Combined Income Statement
( in thousands except per share amounts)
For the Fiscal Year Ending April 30, 2010

		Pro Forma		Pro Forma
	Historical	Adjustments		after Transaction

Revenues:
Investment Periodicals and related publications	$35,965	$-		$35,965
Copyright Data Fees	$3,243	$-		$3,243
Investment Management Fees & Services	$18,932	$(18,932	)a	$-
Advisory revenues from Trust	-	$7,405	b	$7,405
Income from Trust	-	$443	b	$443

TOTAL REVENUES	$58,140	$(11,084)		$47,056

Expenses:
Advertising & Promotion	$9,346	$(5,219	)a	$4,127
Salaries & Employee Benefits	$16,314	$(2,577	)a	$13,737
Production & Distribution	$5,244	$-		$5,244
Office & Administration	$11,320	$(3,006	)a	$8,314
Settlement Provision	$48,106	-		$48,106

TOTAL EXPENSES	$90,330	$(10,802)		$79,528

Income/(loss) from operations	$(32,190)	$(282)		$(32,472)
Income from securities transactions, (net)	$837	$(160	)a	$677

Income/(loss) before income taxes	$(31,353)	$(442)		$(31,795)
Provision for income taxes/(benefit)	$(8,165)	$(173	)a,c	$(8,338)
Net Income/(loss)	$(23,188)	$(269)		$(23,457)

Net income per common share	$(2.32)	$(0.03)		$(2.35)

Notes to the Unaudited Pro Forma Combined Income Statement

a. Pro Forma adjustments reflect the elimination of the historical revenues and operating expenses of EULAV and ESI during the fiscal year ended April 30, 2010 as if the transaction occurred on May 1, 2009. The Pro Forma adjustment for Office and Administration expenses of $3,006,000 includes the elimination of the historical expenses of EULAV and ESI of $2,478,000 and Pro Forma reimbursements of $528,000 for occupancy and back office fees in accordance with the EAM Trust Agreement.

b. Pro Forma adjustments represents Value Line, Inc.'s share of the revenues of the newly established EAM Trust, approximately 48.7% of the advisory revenues and 50% of the net pre-tax income of the EAM Trust during the fiscal year ended April 30, 2010 in accordance with the EAM Trust Agreement.

c. Pro Forma adjustments reflect the elimination of the historical tax expenses of EULAV and ESI during the fiscal year ended April 30, 2010 of $3,432,000 and reflect the Pro Forma tax expense on the additional revenues, profits and fees derived on a Pro Forma basis in accordance with the EAM Trust Agreement of $3,259,000.

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

Business Environment

During the six months ended October 31, 2010, the global financial markets continued to improve from the March 2009 market lows.  The NASDAQ and the Dow Jones Industrial Average declined 39.1% and 38.6% respectively from the end of September 2008 to March 9, 2009.  From that point to October 31, 2010, those indices have rallied nearly 98% and 70%, respectively, with the Dow Jones Industrial Average 2% higher and the NASDAQ reaching over 20% above the September 2008 levels, respectively.  For the six months ended October 31, 2010, the NASDAQ and Dow Jones Industrial Average were up 2% and 1%, respectively.  Value Line top ranked stocks (Timeliness Rank 1 and 2) gained 3.2% in the six months ended October 31, 2010 versus -1.5% for the S&P 500 Index.  Nevertheless, the severe downturn and volatility in the financial markets throughout the prior fiscal year continue to negatively impact the Company’s revenues, and assets under management primarily in the Company’s equity mutual funds as compared to the six months of the previous fiscal year.  In response, the Company continues to be diligent both in its operational and marketing execution and in managing expenses.

Results of Operations

The operating results of the Company for the second quarter of the fiscal year 2011 deteriorated from the previous year.  The following table illustrates the key earnings figures for the three and six months ended October 31, 2010 and 2009.

	Three Months Ended October 31,			Six Months Ended October 31,
(in thousands, except earnings/(loss) per share)	2010	2009	Percentage Change FY 11 vs. 10	2010	2009	Percentage Change FY 11 vs. 10
Earnings/(loss) per share	$0.11	$0.23	-52.2%	$0.34	$(2.93)	#N/A
Net income/(loss)	$1,087	$2,381	-54.3%	$3,404	$(29,199)	#N/A
Operating income/(loss)	$1,790	$3,435	-47.9%	$5,336	$(39,351)	#N/A
Operating expenses	$11,708	$11,431	2.4%	$21,771	$69,005	-68.5%
Income from securities transactions, net	$51	$151	-66.2%	$88	$369	-76.2%

For the six months ended October 31, 2010, the Company’s net income of $3,404,000 or $0.34 per share compared to the net loss of $29,199,000 or $2.93 per share for the six months ended October 31, 2009.  Net income for the second quarter ended October 31, 2010 of $1,087,000 or $0.11 per share was $1,294,000 or 54% below net income of $2,381,000 or $0.23 per share for the second quarter of the prior fiscal year.  Operating income of $5,336,000 for the six months ended October 31, 2010 compared to an operating loss of $39,351,000 for the six months ended October 31, 2009.  The operating and net losses of the Company during the first six months of the prior fiscal year were a result of the Company recording a provision for the SEC Settlement discussed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 of $47,706,000.  Operating income for the second quarter ended October 31, 2010 of $1,790,000 was $1,645,000 or 48% below operating income of $3,435,000 for the second quarter of the prior fiscal year due largely to $1,120,000 of expenses related to the Company’s restructuring of its asset management division.

Operating revenues from investment periodicals and related publications, and investment management fees and services declined for the three months and six months ended October 31, 2010, while copyright data fees increased above the prior fiscal year.

	Operating revenues
	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10	2010	2009	FY 11 vs. 10
Investment periodicals and related publications	$8,567	$9,156	-6.4%	$17,184	$18,477	-7.0%
Copyright data fees	865	828	4.5%	1,642	1,595	2.9%
Investment management fees and services	4,066	4,882	-16.7%	8,281	9,582	-13.6%
Total operating revenues	$13,498	$14,866	-9.2%	$27,107	$29,654	-8.6%

Investment periodicals and related publications revenues

           Investment periodicals and related publications revenues were down $589,000 or 6% and $1,293,000 or 7% for the three months and six months ended October 31, 2010, respectively, as compared to the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the Internet, total product line circulation remains weaker than in past years.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients. As of October 31, 2010, total company-wide circulation has declined 5% compared to the previous fiscal year.  Overall renewal rates for the flagship product, The Value Line Investment Survey, are 75%, up from 71% a year earlier, although the Company is not adding enough new subscribers to offset the subscribers that choose not to renew the flagship product and other Value Line products.  The Company has been successful in growing electronic investment periodicals within institutional sales, with earned revenues increasing $180,000 or 10% and $310,000 or 8% for the three and six months ended October 31, 2010, respectively, from the previous year. Gross institutional sales for the three months ended October 31, 2010 were $2,393,000, an increase of $379,000 or 19% and $4,594,000 for the six months ended October 31, 2010, up $581,000 or 15% from the previous fiscal year.  This continues to be a positive growth trend, but not sufficient to wholly offset the lost revenues from retail subscribers.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

	Subscription Revenues
	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10	2010	2009	FY 11 vs. 10
Print publication revenues	$5,377	$5,937	-9.4%	$10,879	$12,075	-9.9%
Electronic publication revenues	3,190	3,219	-0.9%	6,305	6,402	-1.5%
Total investment periodicals and related publications revenues	$8,567	$9,156	-6.4%	$17,184	$18,477	-7.0%

At October 31,			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Unearned revenues (short and long term)	$24,882	$24,837	0.2%

For the three months and six months ended October 31, 2010, print publication revenues decreased $560,000 or 9% and $1,196,000 or 10%, respectively, from the last fiscal year for the reasons described earlier.  Print circulation, which has always dominated the Company’s subscription base, has fallen 7% as of October 31, 2010 as compared to the last fiscal year.  Electronic publications revenues for the three months and six months ended October 31, 2010 were down 1% or $29,000 and 2% or $97,000, respectively, as compared to the prior fiscal year.  The electronic publication revenues are broken down into institutional accounts and retail subscribers. For the three months and six months ended October 31, 2010, institutional revenues increased $180,000 or 10% and $310,000 or 8%, respectively, while revenues from retail subscribers were down $209,000 or 16% and $407,000 or 15% as compared to the three and six months ended October 31, 2009.  The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products, which have not had a major update recently.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”), a component in the Company’s flagship product, The Value Line Investment Survey, is also an important part of the Company’s copyright data business.  As stated in recent quarterly filings, the rapid and severe price actions in the markets in 2009 appear to have favored short-term investing, as investors bought well known names whose earnings have plunged and whose stock prices were depressed in hopes the stock prices would rebound.  Such stocks are generally not well ranked by Value Line because the Ranking System emphasizes earnings results and price momentum.  Accordingly, while the Company recommended “Rank 1” and “Rank 2” stocks did well, low-rated “Rank 5” stocks did better.  The Ranking System is designed to be predictive over a six to twelve month period.  Nevertheless the top ranked stocks performed very well against the S&P 500 Index.  During the twelve months, six months and fiscal quarter ended October 31, 2010, the combined Value Line Timeliness Rank 1 & 2 stock performance of 28.1%, 3.2% and 9.9%, allowing for weekly changes in Ranks, compares favorably to the S&P 500 index performance of 13.6%, -1.5% and 5.2%, respectively.

Copyright data fees

Copyright data fees have increased $37,000 or 4% and $47,000 or 3% for the three months and six months ended October 31, 2010 as compared to the prior fiscal year.  As of October 31, 2010, total third party sponsored assets were attributable to four contracts for copyright data and represent $2.8 billion in various products as compared to four contracts and $2.4 billion in assets last fiscal year, representing a 19% increase in assets year over year.  The combination of the underperformance by the Ranking System and the broad and deep declines in the equity markets from late 2008 and early 2009 significantly impacted assets of the third party sponsors that are customers of the Company’s copyright data business. The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. Today this market is significantly more competitive as a result of product diversification and growth of the use of indices by portfolio managers.  Copyright data fees have been a critical component of the Company’s plan to replace shrinking publishing revenues but no new products have been added in fiscal year 2011.  One account was added and one lost in June 2010.

Investment management fees and distribution services revenues

Overall assets in the Value Line Funds at October 31, 2010 decreased $309 million since October 31, 2009 primarily as a result of net redemptions from the Value Line equity mutual funds and a decline in the U.S. Government Money Market Fund that resulted primarily from the Company’s payment of approximately $44 million to settle the SEC matter in November 2009 and $30 million for the special $3.00 per share dividend paid to all the Company’s shareholders during April 2010. Total net assets in the Value Line Funds have fallen from $2.3 billion at fiscal 2010 year end to $2.1 billion at October 31, 2010 primarily as a result of net redemptions in certain Value Line equity mutual funds.

	Total Net Assets
At October 31,			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Equity mutual funds	$1,768,124	$1,987,820	-11.1%
Fixed income mutual funds	250,547	254,123	-1.4%
U.S. Government Money Market Fund	109,698	195,371	-43.9%
Total net assets	$2,128,369	$2,437,314	-12.7%

As a result of a 17% and 15% decline in average assets under management for the three months and six months ended October 31, 2010 as compared to the previous year, investment management fees and distribution services revenues for the three months and six months ended October 31, 2010 were $816,000 or 17% and $1,301,000 or 14% below the prior fiscal year.  Management fees for the three months and six months ended October 31, 2010 were down $601,000 or 16% and $983,000 or 13%, respectively, as compared to the prior fiscal year. Distribution services revenues (12b-1 fees) decreased $199,000 or 19% and $299,000 or 14% for the three months and six months of fiscal 2011. During both the three months and six months ended October 31, 2010, contractual fee waivers have applied to most of the Value Line Funds. For the three months ended October 31, 2010 and 2009, 12b-1 fee waivers were $613,000 and $687,000, respectively. For the six months ended October 31, 2010 and 2009, 12b-1 fee waivers were $1,233,000 and $1,355,000, respectively.  Management fee waivers were $192,000 and $378,000 for the three months and six months ended October 31, 2010, respectively and $244,000 and $440,000 for the three months and six months ended October 31, 2009, respectively.  Twelve of the fourteen funds have all or a portion of the 12b-1 fees being waived and five of the fourteen funds have partial management fee waivers in place.  With limited exception, the Company and its subsidiaries have no right to recoup the previously waived management fees and 12b-1 fees.

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
Equity Fund Net Assets (Variable Annuity and Open End Equity Funds)
At October 31,			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10
Variable annuity assets (GIAC)	$475,803	$472,243	0.8%
All other open end equity fund assets	1,292,321	1,515,577	-14.7%
Total equity fund net assets	$1,768,124	$1,987,820	-11.1%

       As of October 31, 2010, three of the six equity mutual funds, excluding SAM and Centurion, had an overall four star rating by Morningstar, Inc. The equity funds experienced net redemptions for the three months and six months ended October 31, 2010 and October 31, 2009. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., TD Ameritrade and Fidelity.

The Value Line fixed income mutual fund assets (excluding the Value Line U.S. Government Money Market Fund), represent 12% of total mutual fund assets at October 31, 2010, as compared to 10%  the previous year.  Value Line U.S. Government Money Market Fund assets represent 5% of the total fund assets at October 31, 2010 and have decreased 44% from the previous year for the previously mentioned reasons. Currently, management fees from the U.S. Government Money Market Fund are essentially zero with the Company waiving nearly all its fees since the end of November 2009, and in fiscal 2011 substantially subsidizing U.S. Government Money Market Fund expenses, because of the historically low interest rate environment and new regulations restricting investments.

Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareholders each day that the New York Stock Exchange is open.

Separately managed account revenues decreased $16,000 or 26% for the three months and $18,000 or 16% for the six months ended October 31, 2010 as compared to the three months and six months ended October 31, 2009.  The Company’s separately managed accounts as of October 31, 2010 have $26 million in assets, a decrease of $29 million or 53% since October 31, 2009.  Of the $26 million, $23 million is affiliated with AB&Co.  Assets within the separately managed accounts are held at third party custodians, are subject to the terms of each advisory agreement and do not have any advance notice requirement for withdrawals, although they have a 30 day advance notice requirement for termination of the account.  The Company lost one account in August 2010.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration.  Operating expenses of $21,771,000 for the six months ended October 31, 2010 were $47,234,000 or 69% below operating expenses of $69,005,000 last fiscal year. During the six months ended October 31, 2010, expenses included approximately $2.5 million of costs associated with the Company’s restructure of its asset management business segment.  During the six months ended October 31, 2009, expenses included a provision for the SEC Settlement of $47,706,000.  Excluding expenses associated with the restructure in fiscal 2011 and the provision for the SEC Settlement last fiscal year, operating expenses for the six months ended October 31, 2010 were 9% below operating expenses for the six months ended October 31, 2009. Operating expenses of $11,708,000 for the second quarter ended October 31, 2010 were $277,000 or 2% above operating expenses of $11,431,000 for the second quarter of the prior fiscal year. The increase was a result of $1,120,000 of expenses incurred in the second quarter related to restructuring.

Advertising and promotion

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10	2010	2009	FY 11 vs. 10
Advertising and promotion	$2,359	$2,412	-2.2%	$4,077	$4,492	-9.2%

Advertising and promotion expenses for the six months ended October 31, 2010 decreased $415,000 as compared to the six months ended October 31, 2009 and decreased $53,000 or 2% for the three months ended October 31, 2010 as compared to the prior fiscal year. Within the investment management segment, supermarket and Guardian (GIAC) platform expenses associated with the distribution of the mutual funds decreased $395,000 or 30% during the second quarter and $895,000 or 32% for the six months of fiscal 2011 from the prior year due to the decline in the average net assets under management.  Within the publishing segment, costs associated with direct mail increased 17% and 2% above last fiscal year for the three months and six months.  Media print advertising and internet promotional costs increased $338,000 and $406,000 for the three months and six months ended October 31, 2010 as compared to the prior fiscal year.

Salaries and employee benefits

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10	2010	2009	FY 11 vs. 10
Salaries and employee benefits	$4,388	$4,264	2.9%	$8,265	$8,551	-3.3%

Salaries and employee benefits decreased by $286,000 during the six months ended October 31, 2010 from the previous year. During the second half of fiscal year 2010, there was consolidation at the executive level further reducing salaries and employee benefits, which was offset by $150,000 of accrued profit sharing expense. Salaries and employee benefits increased $115,000 during the three months ended October 31, 2010 as a result of increased Information Technology staff to assist in upgrades to the Company’s products and fulfillment system. Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing.

Production and distribution

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10	2010	2009	FY 11 vs. 10
Production and distribution	$1,142	$1,389	-17.8%	$2,280	$2,566	-11.1%

Production and distribution expenses for the three months and six months ended October 31, 2010 were $247,000 and $286,000, respectively, below expenses for the three months and six months ended October 31, 2009.  The decline in expenses during the three months and six months was due to the discontinuance of a third party fulfillment and distribution provider during the latter part of the prior fiscal year and volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.

Office and administration

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10	2010	2009	FY 11 vs. 10
Office and administration	$2,699	$3,366	-19.8%	$4,687	$5,690	-17.6%

Office and administration expenses for the three months and six months ended October 31, 2010 were $667,000 and $1,003,000 below expenses for the three months and six months ended October 31, 2009.  During the second quarter of fiscal 2010, the Company expensed $720,000 of capitalized development costs related to a software production project that it determined was no longer viable. Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals and account for the remaining variance in the Office and Administrative expenses.

Expenses related to restructure

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10	2010	2009	FY 11 vs. 10
Expenses related to restructure	$1,120	$0	NMF	$2,462	$0	NMF

Professional fees of $1.1 million during the second quarter and $2.5 million for the six months ended October 31, 2010 were associated with the restructuring of the Company’s assets management business segment. The Company’s policy is to expense these costs as incurred. Upon completion of the asset management segment restructuring, these costs will be reclassified as a component part of the results of the transaction.

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

Upon completion of the transaction, the business and affairs of EAM will be managed by five individuals and a non-voting Delaware resident who are trustees (collectively the “Trustees”) and by its officers to the extent authorized by the Trustees. The Trustees will be elected by the five holders of voting profits interests in EAM, each of which will have a 20% vote in the election of Trustees. Value Line will hold non-voting interests that entitle Value Line to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business. In addition, Value Line will receive 50% of the residual profits of EAM. The Voting Profits Interests holders will receive the other 50% of residual profits of EAM (subject to temporary decrease in certain limited circumstances). EAM will elect to be taxed as a pass-through entity similar to a partnership. In a disposition by EAM of its business, the first $56.1 million of net proceeds (subject to upward adjustment in certain circumstances) would be distributed in accordance with Capital Accounts. The next $56.1 million would be distributed 80% to the Holders of the Non-Voting Profits Interests (initially the Company) and 20% to the Holders of the Voting-Profits Interests. Any net proceeds amounts in excess of those levels would be distributed 55% to the Holders of the Non-Voting Profits Interests and 45% to the Holders of the Voting-Profits Interests.

The transaction is subject to approval of new investment advisory agreements with the Value Line Funds by the shareholders of the Value Line Funds which agreements will not differ in substance from the current investment advisory agreements and to entry into the Trust Agreement.  The shareholder approval process was completed as of November 24, 2010. EAM will be authorized to use the Value Line name for the existing 14 funds so long as EAM continues to be the investment adviser to such Fund and such Fund does not alter its investment objectives or fundamental policies as they exist on the date the Trust Agreement is signed to use leverage for investment purposes, short selling or other complex or unusual investment strategies to create a risk profile similar to that of so-called hedge funds.

Mitchell Appel, president of ESI and EULAV as well as of each of the Value Line Funds, and former Chief Financial Officer and a director of Value Line, will be one of the Voting Profits Interests holders and the first Chief Executive Officer of EAM. He has resigned his position as Chief Financial Officer and Director of Value Line, Inc., effective December 9, 2010.

In the course of considering and approving the restructuring described above, the Board of Directors of the Company including its independent directors worked closely with independent financial advisors and legal counsel selected by the independent directors.

The Board reviewed a range of options in relation to the requirement that the majority shareholder disassociate from the Company’s regulated asset management business by November 4, 2010, including sale of the asset management business, spin-off of the asset management business and transfer of such business to a blind trust. The SEC granted an extension to complete full disassociation from the November 4, 2010 deadline to December 24, 2010.  In order to assist the Board in its considerations, the Board’s financial advisors solicited interest from 29 organizations, received indications of interest from 9 organizations, and received preliminary proposals from 4 organizations. In the Board’s judgment none of the proposals had likely economic value to the Company equivalent to the likely economic value of the restructuring proposal chosen. The Board also concluded that a spin-off to shareholders, with the Company receiving only non-voting securities, would produce inferior economic value to the Company and its shareholders due to the high costs of operating a small public company. Further, acquisition by any person of more than 25% of the voting shares of the spun off asset management company could in certain circumstances trigger a change in control requiring costly new Mutual Fund board and shareholder approvals. The Board was also concerned about a transfer to a blind trust because among other reasons, each change in trustee would also require costly new approvals by the Board of the Value Line Funds and the fund shareholders.

The proposed restructuring and its terms were approved by the Board (with Messrs. Appel and Sarkany abstaining), as being in the best interest of the Company and its shareholders. The new Investment Advisory Agreements with the Value Line Funds that are necessary for the restructuring transaction to proceed were approved by the directors of the mutual funds, who were not asked to and did not approve the restructuring or its terms.

Segment Operating Profit

The Company operates in two business segments, Investment Periodicals, Publishing & Copyright Data and Investment Management.

	Investment Periodicals, Publishing & Copyright Data			Investment Management
	Six Months Ended October 31,			Six Months Ended October 31,
			Percentage Change			Percentage Change
(in thousands)	2010	2009	FY 11 vs. 10	2010	2009	FY 11 vs. 10
Segment revenues from external customers	$18,826	$20,072	-6.2%	$8,281	$9,582	-13.6%
Segment profit/(loss) from operations	$4,942	$5,726	-13.7%	$394	$(45,077)	N/A
Segment profit margin from operations	26.3%	28.5%	-8.0%	4.8%	NMF	N/A

* NMF – not meaningful figure

Investment Periodicals, Publishing & Copyright Data

Segment revenues, operating profit and operating profit margins from the Company’s Investment Periodicals, Publishing & Copyright Data segment declined significantly from the previous fiscal year for the three months and six months ended October 31, 2010 primarily due to the continued deterioration in circulation of the total product line. As previously mentioned, competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue. The recession and turmoil in the markets have also contributed to the decline in subscriptions as individuals reduced many forms of discretionary spending, or have shifted investments to fixed income, for which the Company only provides research on mutual fund and ETF vehicles. Investment Periodicals, Publishing & Copyright Data segment profit margin from operations decreased as a direct result of the decline in revenue.

Investment Management

Revenues for the three months and six months of fiscal 2011 from the Company’s Investment Management business segment declined from the previous fiscal year primarily due to the decline in investment management fees from the Company’s family of mutual funds that was a direct result of the deterioration in the underlying assets under management and fee waivers.  The Company waived management fees of $133,000 and $259,000 during the three months and six months ended October 31, 2010 in the U.S. Government Money Market Fund due to the low interest rate environment which resulted in the fund’s generating insufficient portfolio income to cover its normalized expenses.  Segment operating profit and operating profit margin for fiscal 2011 includes $2.5 million of expenses related to the restructuring of the Investment Management segment and are negative for the six months ended October 31, 2009 due to the $47.7 million provision for the SEC Settlement.

Income from Securities Transactions, net

During the six months ended October 31, 2010, the Company’s income from securities transactions, net, of $88,000 was $281,000 or 76% below income from securities transactions, net, of $369,000 during the six months ended October 31, 2009 and $100,000 or 66% lower for the three months ended October 31, 2010 compared to the prior fiscal year.  Income from securities transactions, net, for the three months and six months includes dividend and interest income of $53,000 and $92,000 at October 31, 2010 that is $201,000 or 79% and $437,000 or 83% below income of $254,000 and $529,000 for the three months and six months ended October 31, 2009, respectively. The decline is primarily due to the decrease in available cash for investing during fiscal 2011 that resulted from the payment for the SEC Settlement in November 2009 and the special dividend of $3.00 per share in April 2010. The maturity of higher yielding fixed income investments during the prior fiscal year also contributed to the decline.  Capital losses, net of capital gains, during the six months ended October 31, 2009 were $126,000.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the six months ended October 31, 2010 and October 31, 2009 was 37.24% and 25.11%, respectively. The fluctuation in the income tax rate is attributable to the non-deductible portion of the provision for the SEC Settlement included in the prior year and the change in the non-taxable investment income, events that do not have tax consequences.
The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended October 31, 2010 and October 31, 2009 was 40.96% and 33.60%, respectively. The fluctuation in the income tax rate is attributable to the alternative minimum tax on the Company’s net operating loss carry-forward and the change in the non-taxable investment income, events that do not have tax consequences.

Liquidity and Capital Resources

The Company had working capital of $1,978,000 as of October 31, 2010 and $47,161,000 as of October 31, 2009.  The change in working capital resulted primarily from the payment of a special $3.00 per share dividend, approximately $30 million, declared and paid to all shareholders during April 2010 and a $2.00 per share dividend, approximately $20 million, in lieu of the Company’s regularly scheduled $.20 per share dividend, declared during October 2010 and paid during November 2010. Cash and short-term securities were $42,185,000 as of October 31, 2010 and $105,756,000 as of October 31, 2009. The change in cash and short-term securities is primarily due to the settlement payment to the SEC of approximately $43.7 million during November 2009 and the payment of the above mentioned $30 million special dividend to the Company’s shareholders. Shareholders’ equity of $2,859,000 at October 31, 2010 was 94% lower than shareholders’ equity of $47,636,000 at October 31, 2009 primarily as a result of the payments of the special $3.00 per share dividend during April 2010 and the special $2.00 per share dividend declared in October 2010 and paid during November 2010.

The Company’s cash and cash equivalents include $7,704,000 at October 31, 2010 and $60,575,000 at October 31, 2009 invested in the Value Line U.S. Government Money Market Fund.  The U.S. Government Money Market Fund operates under Rule 2a-7 of the Investment Company Act of 1940.  The Fund’s portfolio includes U.S. government agency securities, U.S. Treasuries, certificates of deposit, commercial paper, and repurchase agreements collateralized with U.S. Treasuries in which the custodian physically takes possession of the collateral.

Cash from operating activities

The Company’s cash inflow from operations of $4,458,000 for the six months ended October 31, 2010 was $10,781,000 lower than cash inflow from operations of $15,239,000 for the six months ended October 31, 2009.  The prior year’s cash inflow included $9,894,000 of proceeds from sales of fixed income securities from the liquidation of the Company’s trading portfolio. Exclusive of these proceeds, the cash from operations declined by $887,000 or 17% from the prior year’s. The primary changes in cash flows other than the change in the trading portfolio, resulted from the receipt of $1,598,000 in federal income tax refunds, payments of $764,000 in settlement related expenses and the timing of payments of accrued expenses to vendors during fiscal year 2011.

Cash from investing activities

The Company had cash outflows from investing activities of $10,185,000 for the six months ended October 31, 2010 as compared to cash inflows from investing activities of $7,783,000 for the six months ended October 31, 2009.  Cash inflows in fiscal 2009 were higher as a result of the maturity of fixed income securities during the first six months ended October 31, 2009, the proceeds of which were reinvested as cash and cash equivalents in the Value Line U.S. Government Money Market Fund.  A portion of these proceeds accompanied with the additional cash from operations during the current fiscal year were redeployed into fixed income government debt securities during the first quarter of fiscal year 2011.

Cash from financing activities

As a result of the payment of five dividends during fiscal 2010, including a special $3.00 per share dividend paid during April 2010, the Company had no cash outflow for dividends during the first quarter of fiscal 2011 included in financing activities. Dividends paid during the second quarter of fiscal 2011 of $1,996,000 were included as cash outflow from financing activity. The Company had cash outflow from financing activities of $4,990,000 for the six months ended October 31, 2009, which represented a quarterly dividend of $.30 per share paid in May 2009 for the dividend declared during the last quarter of fiscal 2009 and a $.20 per share dividend paid during August 2009 for the dividend declared during July 2009.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

       The Company’s Consolidated Balance Sheet includes a substantial amount of assets whose fair values are subject to market risks.  The Company’s significant market risks are primarily associated with interest rates and equity price risk. The following sections address the significant market risks associated with the Company’s business activities.

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

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)
		(bp = basis points)
		6 mos.	6 mos.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
Fixed Income Securities	Value	increase	decrease	increase	decrease

As of October 31, 2010
Investments in securities with fixed maturities	$32,958	$32,940	$32,955	$32,936	$32,941
As of April 30, 2010
Investments in securities with fixed maturities	$23,532	$23,468	$23,470	$23,463	$23,463

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

       Value Line invests from time to time its assets in equity securities.  As of October 31, 2010, equity securities consisted primarily of exchange traded funds (ETF’s).  Each ETF invests in a variety of positions that may include equity and non-equity positions.

       The table below summarizes Value Line’s equity price risks as of October 31, 2010 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. Value Line had no equity holdings as of April 30, 2010.  The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios.

			Estimated
			Fair Value after	Hypothetical Percentage
Equity Securities		Hypothetical	Hypothetical	Increase (Decrease) in
(in thousands)	Fair Value	Price Change	Change in Prices	Shareholders’ Equity

As of October 31, 2010	$514	30% increase	$669	3.5%
		30% decrease	$360	(3.5)%

Credit Worthiness of Issuer

The Company’s investments consist primarily of U.S. Treasury Bills and Notes, FDIC insured commercial paper and U.S. Government Agency Bonds.

Item 4.  CONTROLS AND PROCEDURES

(a)
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

The Company’s management has evaluated, with the participation of the Company’s Acting Chief Executive Officer and Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Acting Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 5.	Other Information
Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On December 9, 2010, Mitchell Appel, president of ESI and EULAV as well as of each of the Value Line Funds, resigned his positions as Chief Financial Officer and Director of Value Line, Inc. in connection with the planned EULAV Transaction which is expected to close on or before December 24, 2010.

On December 9, 2010, Thomas Sarkany resigned his position as Secretary of Value Line, Inc. in connection with the planned EULAV Transaction which is expected to close on or before December 24, 2010.

Item 6.	Exhibits

31.1 Certificate of Acting Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Joint Acting Chief Executive Officer/Principal Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: December 14, 2010	By:	s/Howard A. Brecher
Howard A. Brecher
Acting Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2010	By:	s/Stephen R. Anastasio
Stephen R. Anastasio
Treasurer
(Principal Financial Officer)