Form 10-Q
period 2011-01-31
VALUE LINE INC
filed 2011-03-24
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011

Common stock, $.10 par value	9,974,881 Shares

VALUE LINE INC.

EX-10.16	EAM Trust Agreement
EX-14.1	Code of Business Conduct and Ethics
EX-14.2	Code of Ethics Regarding Securities Transactions and Insider Trading Policy
EX-31.1	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.2	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.3	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-32.1	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)
EX-99.1	Press release dated March 24, 2011

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Jan. 31,	Apr. 30,
	2011	2010
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $7,004 and $15,946, respectively)	$7,575	$16,435
Securities available for sale	10,025	23,529
Accounts receivable, net of allowance for doubtful accounts of $46 and $47, respectively	1,429	1,681
Receivable from affiliates	25	1,520
Prepaid and refundable income taxes	488	2,086
Prepaid expenses and other current assets	854	995
Deferred income taxes	5,291	8,690

Total current assets	25,687	54,936

Long term assets
Investment in EAM Trust	56,668	-
Property and equipment, net	4,147	4,257
Capitalized software and other intangible assets, net	1,074	792

Total long term assets	61,889	5,049

Total assets	$87,576	$59,985

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,340	$4,982
Accrued salaries	842	1,351
Dividends payable	1,996	-
Accrued taxes payable	780	780
Reserve for settlement expenses including fair fund	3,483	4,247
Unearned revenue	21,611	22,314

Total current liabilities	32,052	33,674

Long term liabilities
Unearned revenue	4,178	4,863
Deferred income taxes	18,880	-

Total long term liabilities	23,058	4,863

Shareholders' Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	30,878	19,813
Treasury stock, at cost (22,698 shares on 1/31/11 and 18,400 shares on 4/30/10)	(411)	(354)
Accumulated other comprehensive income/(loss), net of tax	8	(2)

Total shareholders' equity	32,466	21,448

Total liabilities and shareholders' equity	$87,576	$59,985

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended		Nine months ended
	Jan. 31,		Jan. 31,
	2011	2010	2011	2010

Revenues:
Investment periodicals and related publications	$8,669	$8,864	$25,853	$27,343
Copyright data fees	954	883	2,596	2,477
Investment management fees & services	2,412	4,825	10,693	14,407

Total revenues	12,035	14,572	39,142	44,227

Expenses:
Advertising and promotion	1,366	2,440	5,443	6,933
Salaries and employee benefits	5,322	4,084	13,587	12,634
Production and distribution	1,238	1,330	3,518	3,895
Office and administration	2,283	2,135	6,970	7,825
Expenses related to restructuring	1,302	-	3,764	-
Provision for settlement	-	-	-	47,706

Total expenses	11,511	9,989	33,282	78,993

Income/(loss) from operations	524	4,583	5,860	(34,766)

Gain on deconsolidation of subsidiaries	50,510	-	50,510	-
Revenues and profits interest from EAM Trust	724	-	724	-
Income from securities transactions, net	(40)	185	48	553

Income/(loss) before income taxes	51,718	4,768	57,142	(34,213)
Provision for income taxes/(benefit)	20,101	1,198	22,121	(8,580)

Net income/(loss)	$31,617	$3,570	$35,021	$(25,633)

Earnings/(loss) per share, basic & fully diluted	$3.17	$0.36	$3.51	$(2.57)

Weighted average number of common shares	9,981,447	9,981,600	9,981,549	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements
Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months
	ended
	Jan. 31,	Jan. 31,
	2011	2010
Cash flows from operating activities:
Net income/(loss)	$35,021	$(25,633)

Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Depreciation and amortization	439	548
Amortization of bond premium	13	853
Gain on deconsolidation of subsidiaries	(50,510)	-
Postemployment non-cash compensation	1,475	-
Revenues and profits interest in EAM Trust	(724)	-
(Gains)/losses on sales of trading securities
and securities classified as available for sale	64	(71)
Unrealized gains/(losses) on securities	(5)	201
Deferred income taxes	22,121	(8,326)
Writedown of software	-	720

Changes in assets and liabilities:
Proceeds from sales of trading securities	-	10,511
(Decrease) in unearned revenue	(1,388)	(3,427)
(Decrease)/increase in reserve for settlement	(764)	4,000
(Decrease)/increase in accounts pay. & accrued exp.	(1,536)	844
(Decrease) in accrued salaries	(389)	(122)
Increase/(decrease) in accrued taxes payable	161	(392)
Decrease/(increase) in prepaid and refundable income taxes	1,598	(1,920)
Decrease in prepaid exp. and other current assets	139	27
Decrease in accounts receivable	252	114
Decrease/(increase) in receivable from affiliates	1,358	(585)

Total adjustments	(27,696)	2,975

Net cash provided by/(used in) operating activities	7,325	(22,658)

Cash flows from investing activities:
Purchases/sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	34,024	30,202
Purchase of fixed income securities	(21,314)	(28,748)
Purchase of equity securities	(790)	-
Cash contributed to deconsolidated subsidiary capital	(5,484)	-
Revenues and profits distribution from EAM Trust	156	-
Acquisition of property and equipment	(98)	(55)
Expenditures for capitalized software	(662)	(466)

Net cash provided by investing activities	5,832	933

Cash flows from financing activities:
Purchase of treasury stock at cost	(57)	-
Dividends paid	(21,960)	(6,987)

Net cash used in financing activities	(22,017)	(6,987)

Net (decrease) in cash and cash equivalents	(8,860)	(28,712)
Cash and cash equivalents at beginning of year	16,435	42,936

Cash and cash equivalents at end of period	$7,575	$14,224

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

VALUE LINE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2011
(in thousands, except share amounts)
(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income/(loss)	Total

Balance at April 30, 2010	9,981,600	$1,000	$991	$(354)		$19,813	$(2)	$21,448

Comprehensive income
Net income					$35,021	35,021		35,021
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					10		10	10

Comprehensive income					$35,031

Purchase of treasury stock	(4,298)			(57)				(57)

Dividends declared						(23,956)		(23,956)

Balance at January 31, 2011	9,977,302	$1,000	$991	$(411)		$30,878	$8	$32,466

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

VLI is incorporated in the State of New York.  The Company's primary businesses are producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products.  Prior to December 23, 2010, the restructuring date, VLI provided investment management services to the Value Line Mutual Funds ("Value Line Funds"), institutions and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.  On December 23, 2010, the Company deconsolidated the asset management and broker-dealer subsidiaries and exchanged its controlling interest in these subsidiaries for a nonvoting revenues and profits interest in EULAV Asset Management, a Delaware business trust ("EAM"), the successor to the asset management business and the sole member of EULAV Securities LLC ("ES" or the "Distributor"), the distributor of the Value Line Funds, (the "Restructuring Transaction").  VLI also recorded as compensation a voting profits interest in EAM granted to one of the Trustees of EAM, a former VLI employee.  Pursuant to the EAM Trust Agreement, VLI granted EAM the right to use the Value Line name for all existing Value Line Mutual Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking information to EAM for use in managing the Value Line Funds.  The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

Principles of consolidation:  The consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries.  In accordance with FASB's Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated.  All significant intercompany accounts and transactions have been eliminated in consolidation.  On December 23, 2010, the Company completed the Restructuring Transaction and deconsolidated the related affiliates in accordance with FASB's Topic 810.  As part of the Restructuring Transaction, the Company received a significant nonvoting interest in the revenues (excluding distribution revenues) and profits of the new entity, EAM.  The Company relied on the guidance in FASB Topics 323 and 810 in its determination to not consolidate its investment in EAM and to account for it under the equity method of accounting. The Company reports the amount it receives for its nonvoting revenue and nonvoting profit interests as a separate line item below operating income in the Consolidated Condensed Statement of Income.

Accounting Standards Codification:

During fiscal year 2010, the Company adopted the Financial Accounting Standards Board's ("FASB's") Accounting Standards Codification ("ASC"). The FASB's ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission ("SEC").  The FASB's ASC reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. Although not the official source, it also includes relevant portions of authoritative SEC guidance that follows the same topical structure in separate sections in the Codification.  The financial statements of the Company have been updated to reflect the relevant references to the FASB's ASC.

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

Copyright data revenues are derived from providing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds.  The Company earns asset-based copyright data fees as specified in the individual agreements.  Revenue is recognized monthly over the term of the agreement and will fluctuate as the market value of the underlying portfolio increases or decreases in value.

Prior to the restructuring, the Company earned investment management fees that consist of management fees from the Value Line Funds and from asset management clients.  Investment management fees for the mutual funds were earned on a monthly basis as services were performed.  The fees were calculated based on average daily net assets of the mutual funds in accordance with each fund's advisory agreement.

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

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

Also, prior to the Restructuring Transaction, service and distribution fees were received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.  Expenses incurred by ES, the distributor of the Value Line Funds, include payments to securities dealers, banks, financial institutions and other organizations, that provide distribution, marketing, and administrative services with respect to the distribution of the Value Line Funds.  Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus (see Note 6).

Investment in Unconsolidated Entities:

The Company accounts for its investments in unconsolidated entities (EAM) using the equity method of accounting in accordance with FASB’s ASC 323.  The equity method is an appropriate means of recognizing increases or decreases measured by generally accepted accounting principles ("GAAP") in the economic resources underlying the investments.  Under the equity method, an investor recognizes its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend or distribution.  An investor adjusts the carrying amount of an investment for its share of the earnings or losses recognized in the investee.

The Company’s “interests” in EAM,  the investment adviser to and the sole member of the distributor of the Value Line Funds are evidenced by a “revenue interest” and “nonvoting profits interest” in EAM.  The revenue interest entitles the Company to receive a range of 41% to 55% (depending on the amount of revenues) of EAM’s adjusted gross revenues (excluding distribution revenues).  The nonvoting profits interest entitles the Company to receive 50% (subject to certain limited adjustments) of the profits (as defined in the Trust agreement) of EAM.  The revenue interest and at least 90% of the profits interest are to be distributed each quarter to all interest holders of EAM including Value Line.  Subsequent to December 23, 2010, the Company's revenue interest in EAM excludes participation in ES' (EAM's subsidiary) service and distribution fees.   The Company reflects its nonvoting revenues and nonvoting profits interests in EAM as non-operating income under the equity method of accounting subsequent to the Restructuring Transaction.  Although the Company will not have control over the operating and financial policies of EAM, it does have a contractual right to receive these revenues and profits.  On December 23, 2010, VLI agreed  to distribute a Class A voting profits interest in EAM to one of the Trustees of EAM, a former employee of VLI.  As such, the Company has recorded postemployment compensation expense in its Consolidated Condensed Statement of Income of $1,475,000, the value assigned to the voting profits interest granted to the former VLI employee, Mr. Mitchell E. Appel.

Valuation of Securities:

The Company's securities classified as available-for-sale and cash equivalents consist of shares of U.S. Government Money Market Funds ("USGMMF"), investments in exchange traded equity funds, government debt securities, and FDIC insured commercial paper accounted for in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC 820.  The securities available-for-sale reflected in the consolidated condensed balance sheets are valued at market  and unrealized gains and losses on securities classified as available-for-sale, net of applicable taxes, are reported as a separate component of Shareholders' Equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings on trade date and are determined on the identified cost method.

The Company classifies its securities available-for-sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. Valuation of exchange traded funds shares is based upon the publicly quoted price of the shares listed on a securities exchange. The market value of the Company's fixed maturity government debt obligations is determined utilizing publicly quoted market prices or other observable inputs.  Cash equivalents consist of investments in USGMMF and are valued at $1 per share in accordance with rule 2a-7 of the Investment Company Act of 1940.

The Fair Value Measurements Topic of FASB's ASC defines fair value as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment. The  Fair Value Measurements Topic established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the information that market participants would use in pricing the asset or liability, including assumptions about risk. Examples of risks include those inherent in a particular valuation technique used to measure fair value such as the risk inherent in the inputs to the valuation technique. Inputs are classified as observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the factors market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Level 1 – quoted prices in active markets for identical investments

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation techniques used by the Company to measure fair value during the nine months ended January 31, 2011 for Level 1 securities consisted exclusively of quoted prices.

The securities valued as Level 2 investments consist primarily of U.S. Treasury Bills and Notes, and FDIC insured commercial paper. Valuation techniques used by the Company to measure fair value for government securities during the period consisted primarily of third party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.  When necessary, the third party services may use discounted future cash flows to calculate the net present value.

The following is a summary of the inputs used as of January 31, 2011 in valuing the Company’s investments carried at fair value:

	(in thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Securities Available-for- Sale
Level 1 - quoted prices	$7,818	$7,004	$814
Level 2 - other significant observable inputs	9,211	-	9,211
Level 3 - significant unobservable inputs	-	-	-
Total	$17,029	$7,004	$10,025

The Company had no other financial instruments including futures, forwards and swap contracts. For the period ended January 31, 2011, there were no Level 3 investments. The Company does not have any liabilities subject to Fair Value Measurement.

Advertising expenses:  The Company expenses advertising costs as incurred.

Reclassification:  Certain items in the prior year and prior quarterly financial statements have been reclassified to conform to the current year presentation.

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

The Income Tax Topic of the FASB's ASC establishes for all entities a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of January 31, 2011, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no impact to the Company's financial statements.

Earnings per share:  Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

Cash and Cash Equivalents:  For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2011 and April 30, 2010, cash equivalents included $7,004,000 and $15,943,000, respectively, invested in USGMMFs.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Expenses associated with restructuring:

The Company expenses  all costs associated with the Restructuring Transaction as incurred (see Note 10).  In addition, as mentioned above, the Company recorded as compensation expense the value of the Class A voting profits interest in EAM granted to its former employee.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 2 - Investments:

Securities Available-for-Sale:

Securities held by the Company and its subsidiaries are classified as available-for-sale securities in accordance with FASB's ASC 320, Investments - Debt and Equity Securities.

Equity Securities:

As of January 31, 2011, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the First Trust Value Line Dividend and S&P Dividend ETFs, was $790,000 and the market value was $814,000. The Company did not hold any equity securities as of April 30, 2010. The total gains for equity securities with net gains included in Accumulated Other Comprehensive Income on  the Consolidated Condensed Balance Sheet were $24,000, net of deferred taxes of $9,000 as of January 31, 2011.

The increase in gross unrealized gains on equity securities classified as available-for-sale due to changes in market conditions of $24,000, net of deferred  taxes of $9,000, was included in Shareholders' Equity at January 31, 2011.

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of securities issued by federal, state, and local governments within the United States. The aggregate cost and fair value at January 31, 2011 for government debt securities classified as available-for-sale were as follows:

	(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Losses
Due within 1 year	$9,222	$9,211	$(11)
Total investment in government debt securities	$9,222	$9,211	$(11)

The aggregate cost and fair value at April 30, 2010 for government debt securities classified as available-for-sale were as follows:

	(in thousands)
	Amortized Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains/(Losses)
Due within 1 year	$22,012	$22,014	$2
Due 1 year through 5 years	1,520	1,515	(5)
Total investment in government debt securities	$23,532	$23,529	$(3)

The increase in gross unrealized  losses of $8,000 and $461,000 on fixed income securities classified as available-for-sale net of deferred income tax of $3,000 and $162,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of January 31, 2011 and April 30, 2010, respectively.

The average yield on the Government debt securities classified as available-for-sale at January 31, 2011 and April  30, 2010, was 0.38% and 0.54%, respectively.

Proceeds from sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2011 and 2010 were $34,024,000 and $30,202,000, respectively.  During the nine months ended January 31, 2011 and 2010, capital losses on sales of fixed income securities of $64,000 and $20,000, respectively, were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Condensed Statement of Income.

For the  nine months ended January 31, 2011 and 2010, income from securities transactions also included $7,000 and $3,000 of dividend income; $109,000 and $728,000 of interest income, net of bond amortization of $14,000 and $853,000, respectively.  During the  nine months ended January 31, 2011 and 2010, income from securities transactions also included $2,000 and $20,000 of related interest expense, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Investment in Unconsolidated Entities:

Equity Method Investment:

The Company has recorded an asset, Investment in EAM, on its consolidated condensed balance sheet of $56,100,000 as a result of the deconsolidation of EULAV Asset Management LLC ("EULAV Asset Management") and EULAV Securities, Inc. ("ESI"), the former asset management and broker-dealer subsidiaries.  In accordance with the Consolidation Topic of the FASB’s ASC, the Company recognized a pre-tax gain in net income of $50,510,000 measured as the difference between the fair value of the consideration received, including satisfaction of its postemployment compensation obligation of $1,475,000, less the carrying value of the former subsidiaries’ assets and liabilities. In addtion, the Company incurred expenses of $3,764,000 associated with the divestiture. The value of VLI's investment in EAM at January 31, 2011 reflects the fair value of the nonvoting revenues and profits interest received in the Transaction, plus the $7,000,000 of cash and liquid securities contributed to EAM's capital account by VLI, and $568,000 of undistributed earnings from EAM. EAM is an investment adviser and through its wholly owned subsidiary ES, is the distributor of the Value Line Funds.

The Company utilized the services of valuation consultants to determine the fair value of the EAM asset and the value of the Class A voting profits interest granted to its former employee.  The methodology utilized by the third party valuation consultants was the discounted cash flows method to determine the fair value of VLI's nonvoting revenues and profits interest and the fair value of the Class A voting profits interest granted to a former employee. Based upon the results of the valuation and cash and other assets transferred by VLI to EAM in the transaction, the Company recorded a fair value of $56,100,000 for VLI's nonvoting EAM Trust investment. The obligation for postemployment compensation granted to the former employee was valued at $1,475,000 for the Class A voting profits interest.

The Company evaluates this asset for impairment which requires a determination as to whether an event or change in circumstances has occurred in the period that may have a significant adverse effect on the fair value of the investment.  Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital requirements.  The Company did not record any impairment losses on its equity method investment in EAM during fiscal year 2011.

EAM's overall results before distributions to all interest holders including Value Line for the period from December 23, 2010 through January 31, 2011 consist of  total management fees earned from the Value Line Funds of $1,388,000 and service and distribution 12b-1 fees of $390,000.  For the same period, total management fee waivers were $72,000 and 12b-1 fee waivers were $213,000.  After revenue distributions of $665,000 to VLI, total revenues were $1,113,000 for the period from December 23, 2010 to January 31, 2011. Operating expenses of EAM for the period from December 23, 2010 through January 31, 2011, were $994,000 and EAM's net income was $119,000 before distribution to interest holders.   At January 31, 2011, EAM's total assets were $57,413,000, total liabilities were $1,221,000 and total equity was $56,192,000.

Note 3 - Supplementary Cash Flow Information:

Cash payments for income taxes were $262,000 and $2,401,000 for the nine months ended January 31, 2011 and 2010, respectively.  The Company also received $1,598,000 of federal income tax refunds during the first quarter of fiscal 2011, which was included as prepaid and refundable income taxes as of April 30, 2010.

On December 23, 2010, the Company completed the Restructuring Transaction which included the receipt of a nonvoting revenues and profits interest in EAM in exchange for VLI's voting shares in EULAV Asset Management and ESI. This investment, classified as Investment in EAM on the Consolidated Condensed Balance Sheet was valued at $56,100,000, which included cash of $5,484,000 and $1,516,000 of FDIC insured corporate notes, contributed by VLI to EAM as part of the Transaction. The Company satisfied its postemployment compensation obligation valued at $1,475,000 by granting a Class A voting profits interest to VLI's former employee in connection with the transaction.

Note 4 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing  plan contribution,  which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $300,000 and $0 for the nine months ended January 31, 2011 and 2010, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 5 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

At January 31, 2011 and 2010, the Company held both equity and U.S. Government debt securities that are classified as available-for-sale on the Consolidated Condensed Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders' Equity are as follows:

	(in thousands)
	Before	Tax Expense	Net of
Nine months ended January 31, 2011	Tax Amount	(Benefit)	Tax Amount
Unrealized gains/(losses) on securities:
Unrealized holding losses arising during the period	$(48)	$17	$(31)
Add: Reclassification adjustments for
losses realized in net income	64	(23)	41

Other comprehensive income	$16	$(6)	$10

	(in thousands)
	Before	Tax Expense	Net of
Nine months ended January 31, 2010	Tax Amount	(Benefit)	Tax Amount
Unrealized gains/(losses) on securities:
Unrealized holding losses arising during the period	$(139)	$50	$(89)
Add: Reclassification adjustments for
losses realized in net income	20	(8)	12

Other comprehensive income	$(119)	$42	$(77)

Note 6 - Related Party Transactions:

Investment Management Segment:

The Company's former subsidiary, EULAV Asset Management, was the investment adviser and manager for  the Value Line Funds.  EULAV Asset Management earned investment management fees based upon the average daily net asset values of the respective Value Line Funds.  As discussed in Note 1, service and distribution fees were received by ESI from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plans.  Expenses incurred by ESI include payments to securities dealers, banks, financial institutions and other organizations which provide distribution, marketing, and administrative services (including payments by ESI to VLI for allocated compensation and administration expenses) with respect to the distribution of the funds’ shares.  Service and distribution fees were received on a monthly basis and calculated on the daily net assets of the respective fund in accordance with each fund's prospectus.

For the period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, investment management fees and 12b-1 service and distribution fees amounted to $10,584,000 and $14,237,000, respectively, which took into account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $2,308,000 and $3,140,000, earned by ESI for the  period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, respectively.  For the period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, total management fee waivers were $513,000 and $712,000, respectively.  For the period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, 12b-1 fee waivers were $1,651,000 and $2,014,000, respectively.  The Company and its former subsidiary, ESI, had no right to recoup the previously waived amounts of management fees and 12b-1 fees, except for waived management fees for the Value Line U.S. Government Money Market Fund.  Any recoupment is subject to the provisions of the prospectus.

For the period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, separately managed account revenues were $109,000 and $170,000, respectively.

The related receivables from Value Line Funds included in Receivables from affiliates were $1,516,000 at April 30, 2010.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

EAM Trust - VLI's nonvoting revenue and profits interests:

As a result of Restructuring Transaction on December 23, 2010, the Company no longer receives distribution services revenues.  The Company received monthly revenues interest in investment management fees in a range of 41% to 55% of EAM's mutual fund and separate accounts business revenues.  During the period from December 23, 2010 through January 31, 2011, the Company recorded as nonvoting revenues and profits interest from EAM Trust $665,000 and $59,000, respectively as non-operating income from its equity investment in EAM.  On a transitional basis EAM and ES occupy a portion of the premises that the Company leases from a third party.  The Company has received $56,000 during the period from December 23, 2010 to January 31, 2011 for rental and certain accounting and other administrative support services.  In accordance with the terms of the restructuring plan and EAM Trust Agreement, the Company has given notice to EAM to vacate the Company's premises on or before June 1, 2011.

On March 11, 2010, VLI and the Boards of Trustees/Directors of the Value Line Funds entered into an agreement providing for VLI to reimburse the Funds in the aggregate amount of $917,302 for various past expenses incurred by the Funds in connection with the SEC Settlement referred to in Note 10. The payable for this expense reimbursement was included in the reserve for settlement expenses on the Consolidated Condensed Balance Sheet of the Company.  The reimbursement was paid in full by VLI in October 2010.

As of January 31, 2011, the Company had $2,789,000 invested in the USGMMF held at brokers and $4,215,000 invested in the Value Line USGMMF representing 4% of that fund's total net assets.

Transactions with Parent:

For the  nine months ended January 31, 2011 and 2010, the Company was reimbursed $275,000 and $1,471,000, respectively, for payments it made on behalf of and services it provided to its majority shareholder, Arnold Bernhard & Co., Inc. ("the Parent").  At January 31, 2011 and April 30, 2010, the Receivables from affiliates included a receivable from  the Parent of $25,000 and $5,000, respectively.

From time to time, the Parent has purchased additional shares of the Company in the market when and as the Parent has determined it to be appropriate.  As stated several times in the past, the public is reminded that the Parent may make additional purchases from time to time in the future. The Parent has suspended purchases of Value Line shares until Value Line's share repurchase program is complete (see Note 9). The Parent owns approximately 86.5% of the issued and outstanding common stock of the Company.

Note 7 - Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB's ASC.

The provision for income taxes includes the following:	Nine months ended January 31,
	2011	2010
	(in thousands)
Current tax expense:
Federal	$248	$-
State and local	-	-
	248	-
Deferred tax expense/(benefit):
Federal	19,282	(6,662)
State and local	2,591	(1,918)
	21,873	(8,580)
Provision for income taxes/(benefit)	$22,121	$(8,580)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's deferred tax assets is primarily the result of the tax benefit from its net operating loss carryover from fiscal year 2010 of approximately $19,169,000 which the Company expects to be fully utilized by the first quarter of the fiscal year ending April 30, 2012.  The tax effect of temporary differences giving rise to the Company's long term deferred tax liability of $18,880,000 is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company's asset management and broker-dealer subsidiaries.

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax income, for the nine months ended January 31, 2011 and 2010 was 38.71% and 25.08%, respectively. The non-deductible portion of the provision for settlement included in fiscal 2010 and the change in the non-taxable investment income, events that do not have tax consequences, significantly contributed to the increase in the fiscal 2011 versus fiscal 2010 tax rate.  The fluctuation in the effective income tax rate is also attributable to the alternative minimum tax on the Company's net operating loss carry forward in fiscal 2011.  Additionally, the state and local tax provision has increased approximately 2% after consideration of the federal tax benefit as a result of the classification of the gain on deconsolidation of the Company's asset management and broker-dealer subsidiaries.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The annual effective tax rate for fiscal 2011 could change due to a number of factors including but not limited to an increase or decrease in the ratio of income or loss to pre-tax income for items that do not have tax consequences, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with tax authorities. For the nine months ended January 31, 2011, there were no new material uncertain tax positions.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to pretax income as a result of the following:

	Nine months ended January 31,
	2011	2010

U.S. statutory federal rate	35.00%	35.00%
Increase/(decrease) in tax rate from:
Tax effect of non-deductible portion of provision for settlement	-	-11.97%
State and local income taxes, net of federal income tax benefit	2.95%	3.59%
Effect of tax exempt income and dividend deductions	-	0.69%
Alternative minimum tax - net operating loss limitation	0.96%	-
Other, net	-0.20%	-2.23%
Effective income tax rate	38.71%	25.08%

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability/(benefit) as if it filed a separate return.

The Company's federal income tax returns (included in the Parent's consolidated returns) and state and city tax returns for fiscal years ended April 30, 2008, 2009, and 2010 are subject to examination by the tax authorities, generally for three years after they were filed.  The IRS and NYS tax authorities have recently concluded an examination for the years ended through April 30, 2008. The examinations by the IRS and NYS resulted in no changes that had any adverse effect on the Company's financial statements.  The Company received a refund from NYS in the amount of $264,546 for the years under audit.

Note 8 - Business Segments:

The Company operated two reportable business segments: (1) Investment Periodicals, Publishing & Copyright Data and (2) Investment Management. The Investment Periodicals, Publishing & Copyright Data segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and includes copyright data fees for Value Line proprietary ranking system information and other proprietary information. The Investment Management segment provides advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for revenues and profits derived from EAM Trust accounted for under the equity method and depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

As more fully described in Note 1, the Company deconsolidated its investment management business on December 23, 2010 and therefore will no longer report the investment management operation as a separate business unit.  Although VLI will continue to receive significant revenues and cash flows from these operations through EAM, it no longer considers this to be a reportable business segment subsequent to the Restructuring Transaction due to its lack of control over the operating and financial policies of EAM.  Accordingly, the investment management segment reflects activity only through the date of the Restructuring Transaction.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Disclosure of Reportable Segment Revenues, Profit/(Loss) and Segment Assets (in thousands)

	Nine months ended January 31, 2011
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total

Revenues from external customers	$28,449	$10,693	$39,142
Intersegment revenues	7	-	7
Income/(loss) from securities transactions	(3)	6	3
Gain from deconsolidation of subsidiaries*	-	50,510	50,510
Depreciation and amortization	425	14	439
Segment profit/(loss) from operations *	6,866	(1,006)	5,860
Segment assets	12,101	-	12,101
Expenditures for segment assets	750	10	760

	Nine months ended January 31, 2010
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$29,820	$14,407	$44,227
Intersegment revenues	15	-	15
Income/(loss) from securities transactions	(57)	167	110
Depreciation and amortization	514	33	547
Segment profit/(loss) from operations *	8,017	(42,783)	(34,766)
Segment assets	12,467	12,189	24,656
Expenditures for segment assets	516	5	521

Reconciliation of Reportable Segment Revenues, Profit/(Loss) Before Income Taxes and Assets

	(in thousands)
	Nine months ended January 31,
	2011	2010
Revenues
Total revenues for reportable segments	$39,149	$44,242
Elimination of intersegment revenues	(7)	(15)
Total consolidated revenues	$39,142	$44,227
Profit/(loss) before income taxes *
Total profit/(loss) for reportable segments	$56,373	$(34,656)
Add: Revenues and profits interest from EAM Trust	724	-
Add: Income from securities transactions related to corporate assets	45	444
Less: Depreciation related to corporate assets	-	(1)
Profit/(loss) before income taxes	$57,142	$(34,213)
Assets
Total assets for reportable segments	$12,101	$24,656
Corporate assets	75,475	61,105
Consolidated total assets	$87,576	$85,761

* Included in the Investment Management segment in fiscal 2011 is the gain of $50,510,000 from deconsolidation of the asset management and broker-dealer subsidiaries, expenses of $3,764,000 associated with the Company’s restructure of its asset management business segment, and postemployment compensation expense of $1,475,000 related to the value of the Class A voting profits interest in EAM granted by VLI to a former employee of the Company who is presently the CEO of EAM.. During fiscal year 2010 the operating loss from the Investment Management segment includes a provision for settlement of approximately $47.7 million.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 9 - Treasury Stock and Repurchase Program:

On January 20, 2011,  the Company's Board of Directors approved the repurchase of shares of the Company’s common stock up to an aggregate purchase price not to exceed $3,200,000.  Based on current market prices, the Company believes that the repurchase program is in the best interests of the shareholders.  The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market within the Rule 10b-18 Safe Harbor rule. The repurchase program is expected to continue through January 15, 2012 unless extended or shortened by the Board of Directors.
Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Date	Shares	Total Average Cost Assigned	Average Cost per Share

Balance April 30, 2010		18,400	$354
Purchases effected in open market	January, 2011	4,298	57	$13.26
Balance January 31, 2011		22,698	$411

Note 10 - Legal Proceedings & Restructuring:

During the period from 1986 until voluntarily suspended by VLI in November 2004, VLI had arrangements with several of the Value Line Funds managed by VLI pursuant to which, acting through an affiliated broker in respect of certain securities trades, it charged the Funds commission rates of $0.0488 per share, forwarded such transactions to unaffiliated brokerage firms for execution, clearance and settlement at a commission rate that varied from $.02 to $.01 per share.  The SEC alleged that VLI’s affiliated broker retained the excess without providing any brokerage services. On November 4, 2009, the Company, its former brokerage subsidiary and Jean Bernhard Buttner and David T. Henigson, who were former officers and directors of the Company concluded a settlement with the SEC as a result of an investigation into the brokerage practices discussed above (the “Settlement”).

The Settlement required that the two former officers and directors no longer be directors or officers of any publicly traded company in the U.S. that has a class of securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) or is required to file reports pursuant to section 15(d) of the Exchange Act and disassociate themselves from the Company’s investment management and brokerage business.  In the case of the Company’s former CEO and indirect controlling shareholder, Jean Bernhard Buttner, the Settlement expressly permitted her to continue to exercise control until November 4, 2010, which date was extended by the Commission to December 24, 2010, for the purpose of engaging in one or more transactions that would result in her terminating her affiliated person status with respect to the Company’s then broker-dealer and investment adviser subsidiaries.  This was achieved on December 23, 2010 upon the closing of the Restructuring Transaction in which EAM succeeded to the regulated businesses formerly conducted by the Company.

The Settlement with the SEC that resolved the Commission’s investigation resulted in VLI being precluded from receiving the revenue, through its brokerage subsidiary, from commissions charged for securities trading by the Value Line Funds. VLI had suspended this practice in 2004, five years prior to the Settlement, so this aspect of the Settlement will not result in any change in revenue compared to more recent fiscal years. The Settlement also resulted in the investment adviser business being transferred to EAM. However, VLI continues to have both a nonvoting revenues interest and a nonvoting profits interest in EAM.

The outstanding provision for settlement in the amount of $3,483,000 reflected as liability in the consolidated condensed balance sheet as of January 31, 2011, includes anticipated costs of Fair Fund administration as well as certain fees and costs arising from reaching and implementing the Settlement.

On December 23, 2010, EULAV Asset Management, LLC was restructured as a Delaware statutory trust and renamed EULAV Asset Management (which we refer to as the “Adviser” or "EAM").  In accordance with the Investment Company Act of 1940 (the “1940 Act”), at the time of the restructuring, each Fund’s prior investment advisory agreement terminated and the Adviser entered into a new investment advisory agreement with each Fund.  The services provided by the Adviser under each new agreement and the rates at which fees are paid by each Fund under its new agreement are the same as under that Fund’s prior investment advisory agreement.  In addition, the other terms of each Fund’s new investment advisory agreement are the same as that Fund’s prior investment advisory agreement, except for the date of execution, the two-year initial term, immaterial updating changes and immaterial changes in form. Neither VLI nor EAM provided any guarantees as it relates to the Funds and/or the new investment advisory agreements.

Each Fund has a distribution agreement with EULAV Securities LLC (the “Distributor" or "ES"), a wholly-owned subsidiary of the Adviser, pursuant to which the Distributor acts as principal underwriter and distributor of the Value Line Funds for the sale and distribution of their shares.  On May 5, 2009, the Distributor changed its name from “Value Line Securities, Inc.” to “EULAV Securities, Inc.”  As part of the restructuring described above, EULAV Securities, Inc. was restructured as a Delaware limited liability company and changed its name to EULAV Securities LLC.  No other changes were made to the Distributor’s organization, including its operations and personnel.  For its services under the agreements, the Distributor is not entitled to receive any compensation, although it is entitled to receive fees under each Fund’s Service and Distribution Plan.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

As part of the restructuring, the predecessor Adviser’s capital structure was revised so that VLI owns only nonvoting revenue and profits interests and five individuals each owns 20% of the voting profits interests of the Adviser.  The holders of the Adviser’s voting profits interests have the right to elect five trustees of the Adviser, who manage the combined company consisting of the Adviser and the Distributor much like a board of directors.  The five initial holders of the Adviser’s voting profits interests are:  Mr. Appel, Avi T. Aronovitz, Richard Berenger, Howard B. Sirota and R. Alastair Short.  These persons elected themselves as the five initial Trustees of the Adviser. Mr. Sirota subsequently resigned as a Trustee but continues to hold 20% of the voting profits interests, and the Company understands he has not yet been replaced as a Trustee as of this writing. The Trustees initially delegated the authority to manage the day-to-day business of the Adviser and the Distributor to the Adviser’s senior executive, Mitchell E. Appel, who is one of the Trustees.

Each of these five individuals was granted a voting profits interest having 20% of the voting power for the election of Trustees and other matters submitted for approval by the holders of the voting profits interests of the Adviser in exchange for the agreement by such individual to act as an initial voting profits interest holder and, in the case of Mr. Appel, as the initial senior executive officer, of EAM in order to enable VLI to complete the required disassociation with EAM and ES.  Collectively, the voting profits interests receive 50% of the residual profit of the business, in which the share of Mr. Appel is 45% and the others each 1.25%, subject to temporary adjustments in certain circumstances.  VLI retains a nonvoting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances and has no power to vote for the election, removal or replacement of the trustees of the Adviser. VLI also has an interest in non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved as determined by the directors of Value Line after reviewing a valuation report by the directors’ financial advisors) plus any additional capital contributions (VLI or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holders of the nonvoting profits interests (initially VLI); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holders of the nonvoting profits interests.

When VLI contributed its investment advisory business to EULAV Asset Management in June 2008, it granted EULAV Asset Management the right to have the existing Value Line Funds use the name "Value Line" inasmuch as the then existing investment advisory agreements gave the Value Line Funds that right, agreed to continue its access to Value Line's ranking information and agreed to maintain a stated level of liquid capital.  In connection with the Restructuring Transaction in 2010 VLI re-granted such license of the Value Line name to EAM for use by the existing Value Line Funds with certain new conditions not in effect in 2008 and also imposed certain conditions for continued use of the Value Line name in the new investment advisory agreements, extended its agreement to provide access to the ranking information and capitalized the business with $7 million while disclaiming any agreement to provide any future capital support.VLI has not provided any guarantee with respect to any aspect of EAM's operations, including but not limited to future debt agreements. VLI has not assumed and does not assume any liability of the Company for any period on or after the effective date of the restructuring, December 23, 2010.

The EAM Trust has no fixed term, but in the event that control of the Company’s majority shareholder changes or the majority shareholder no longer owns 5% or more of the voting securities of the Company, then the Company has the right, but not the obligation, to buy the voting profits interests at a fair market value to be determined by an independent valuation firm in accordance with the terms of the EAM Trust Agreement.

The Company has with respect to the Adviser the benefit of certain consent rights involving extraordinary events, such as a proposed sale of all or a significant part of the Adviser, material acquisitions, entering into businesses other than asset management and fund distribution, paying compensation in excess of the mandated limit of 22.5%-30% of non-distribution fee revenues (depending on the level of such revenues), declaring voluntary bankruptcy, making material changes in tax or accounting policies or making substantial borrowings, and entering into related party transactions. These rights were established to protect the Company’s nonvoting revenues and nonvoting profits interests in EAM.

As a result of the restructuring, the Company ceased to “control” (as that term is defined in the 1940 Act) the Adviser or the Distributor.  Under the terms of the settlement with the SEC stemming from the Company’s brokerage practices with certain Value Line Funds prior to November 2004, Jean Bernhard Buttner, who controls Arnold Bernhard & Co., Inc., which owns 86.5% of the Company’s common stock (the “Control Person”), and David Henigson, a former officer and director of the Company were barred from association with any broker, dealer, or investment adviser and were prohibited from serving or acting in various capacities, including as an “affiliated person” (as that term is defined in the 1940 Act) of the Value Line Funds, the Adviser or the Distributor (due to Mrs. Buttner’s control over the Company, the requirement of disassociation on her part was postponed until December 24, 2010). The required “disassociation” was accomplished when the Company transferred 100% of the voting control over the regulated investment adviser and broker-dealer subsidiaries to the five individual voting profits interest holders of the Adviser, none of whom is under the control of the Company, its majority shareholder or Mrs. Buttner.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

On a short-term transitional basis, EAM and ES occupy a portion of the premises that the Company leases from a third party.  The Company receives rental payments from EAM and provides certain accounting and other administrative support services to EAM.  In accordance with the terms of the restructuring plan, the Company has given notice to EAM to vacate the Company’s premises on or before June 1, 2011.

Set forth below is brief biographical information with respect to the five individuals who have been issued all of the voting profits interests in the Adviser, including information with respect to association with the Company as an employee or director prior to the transaction:

- Mr. A. Short, the first Chairman of the Trustees of EAM, is a former practicing attorney with an extensive background in the mutual funds industry and interests in private equity firms.  He served as (executive) Vice Chairman of W. P. Stewart & Co., Inc. and serves as an independent director and Audit Chair of an unrelated funds group.
- Mr. A. Aronovitz is an experienced accountant and financial executive and served as interim chief financial officer of Comverse Technologies, a public company, after being appointed to the position following a securities investigation.
- Mr. R. Berenger is a highly experienced compliance official, principally in the brokerage industry.
- Mr. H. Sirota is a New York City securities attorney who was employed by the NASD before entering private law practice.
- Mr. M. Appel was the Chief Financial Officer of VLI from April 2008 to December 2010 and from September 2005 to November 2007; President of each of the Value Line Funds since June 2008; President of EULAV Asset Management and ESI from February 2009 until the restructuring on December 23, 2010; Treasurer of VLI from June to September 2005; and Chief Financial Officer, XTF Asset Management from November 2007 to April 2008. Mr. Appel served as a Director on the Company's Board from February 2010 to October 2010. He earned his MBA from New York University.

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

The present and former directors of VLI who are defendants in the consolidated cases filed in 2008 and 2009 are Howard A. Brecher, Edgar A. Buttner, Jean Bernhard Buttner and David Henigson.  The complaints do not specify a basis for calculating remuneration that the actions seek to have returned to the Company, nor do the original or amended complaints state a total of such remuneration.  In a document filed in 2011, the plaintiffs indicated an amount at issue in the case of $5 million. The defendants responded to the complaint in the consolidated case on August 20, 2010, and the case is proceeding in New York County.

Following mediation under the auspices of the court, on March 22, 2011, an agreement was reached by the parties to settle the litigation.  The settlement in principle is subject to the parties’ execution of a settlement agreement and court approval.  Provided the settlement agreement is consummated and approved, the settlement in principle calls for payment of settlement funds in an aggregate sum of $2.9 million for the benefit of the Company’s minority shareholders (that is, exclusive of the Parent and all other defendants).  That sum is inclusive of any and all costs and expenses of the plaintiffs in relation to the case, including but not limited to legal fees and related charges and court costs.    The settlement in principle calls for payment of settlement funds by parties other than the Company for the benefit of the Company’s minority shareholders. The settlement, therefore, will have no material effect on the financial condition, results of operations or cash flows of the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	dependence on key personnel;
•	maintaining revenue from subscriptions for the Company’s products;
•	protection of intellectual property rights;
•	changes in market and economic conditions, including global financial uncertainty;
•	fluctuations in the Company’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
•
dependence for revenue and profits from EULAV Asset Management Trust, a Delaware business trust (“EAM”), which provides investment management and distribution, marketing and administrative services to the Value Line Funds;

•	competition in the fields of publishing, copyright data and investment management;
•	the impact of government regulation on the Company’s business and the uncertainties of litigation and regulatory proceedings;
•	availability of free or low cost investment data through discount brokers or generally over the internet;
•
there is a risk that, while the restructuring transaction that closed on December 23, 2010, was and is believed to comply with the requirements of the Settlement, the Company might be required to take additional steps to insure compliance, which could have negative consequences to the Company’s consolidated financial statements;

•	terrorist attacks and natural disasters; and
●
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other risks and uncertainties from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Description of Business

The Company's primary businesses are producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products.  Prior to December 23, 2010, the date of the restructuring discussed below under “Restructuring of asset management and broker-dealer businesses”, the Company provided investment management services to the Value Line Mutual Funds ("Value Line Funds"), institutions and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.

The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

Restructuring of Asset Management and Broker-Dealer Businesses

As of December 23, 2010, the Company completed its previously announced restructuring of its asset management and broker-dealer businesses (the “Restructuring Transaction”).  As part of the Restructuring  Transaction: (1) EULAV Securities, Inc., a New York corporation and wholly-owned subsidiary of the Company that acted as the distributor of the 14 Value Line Funds (“ESI”), was restructured into a Delaware limited liability company named EULAV Securities LLC (“ES”); (2) the Company transferred 100% of its interest in ES to EULAV Asset Management LLC (“EAM”), a wholly-owned subsidiary of the Company that acted as the investment adviser to the Value Line Funds and certain separate accounts (“EULAV Asset Management”); (3) EULAV Asset Management was converted into EULAV Asset Management Trust, a Delaware trust; and (4) EAM admitted Mitchell Appel, Avi T. Aronovitz, Richard Berenger, Howard B. Sirota and R. Alastair Short (the “Voting Profits Interest Holders”) as holders of voting profits interests and Value Line restructured its ownership interests in EAM as described below. Pursuant to EAM’s Declaration of Trust (the “EAM Trust Agreement”), the Company has no voting authority with respect to the election or removal of the trustees of EAM and holds an interest in certain revenues of EAM and a portion of the residual profits of EAM.  The Voting Profits Interest Holders were selected by the independent directors of the Company and hold residual profits interests in EAM.  The Voting Profits Interest Holders paid no consideration in exchange for their interests in EAM.  The Company recorded as compensation expense, the value of the voting profits interest granted to its former employee, Mr. Appel.

The business and affairs of EAM will be managed by five individual trustees (collectively, the “Trustees”) and by its officers subject to the direction of the Trustees.  The initial Trustees are Mitchell Appel, Avi T. Aronovitz, Richard Berenger, Howard B. Sirota, R. Alastair Short and a Delaware resident trustee, The Corporation Trust Company, that exercises no authority.  The Company holds nonvoting interests in EAM that entitle the Company to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business.  In addition, the Company will receive 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  EAM has elected to be taxed as a pass-through entity similar to a partnership.   The EAM Trust Agreement also provides for distribution of proceeds in the event of a full or partial sale of EAM in accordance with capital accounts (currently approximately $56 million held entirely by the Company) and then in accordance with a sharing formula set forth in the EAM Trust Agreement.

Pursuant to the EAM Trust Agreement, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and will supply without charge or expense the Value Line Proprietary Ranking information.

Mitchell Appel, formerly the president of ESI and EULAV Asset Management as well as of each of the Value Line Funds, is one of the Voting Profits Interest Holders of EAM and, effective December 23, 2010, was appointed the first Chief Executive Officer of EAM by the Trustees of EAM.  As previously disclosed in Value Line’s Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the SEC on December 14, 2010, Mitchell Appel resigned his positions as Chief Financial Officer and a director of the Company on December 9, 2010 and resigned from the Company on December 22, 2010.

Consummating the Restructuring Transaction involved EAM entering into new investment advisory agreements with the Value Line Funds that were approved by the shareholders of the Value Line Funds and do not differ in substance from the previous investment advisory agreements.  The Restructuring Transaction was approved by the Board of Directors of the Company (with Messrs. Appel and Sarkany abstaining), as being in the best interest of the Company and its shareholders. The new investment advisory agreements with the Value Line Funds that were necessary for the Restructuring Transaction to proceed were approved by the board of trustees/directors of the Value Line Funds, who were not asked to and did not approve the Restructuring Transaction or its terms.

The Restructuring Transaction enabled the Company and the indirect holder of a majority of its voting stock to comply with a Securities and Exchange Commission (“SEC”) order issued on November 4, 2009 (the “Settlement”) that required the indirect shareholder to disassociate from the Company’s regulated entities.  By order dated November 2, 2010, the SEC extended the deadline for compliance until December 24, 2010.

Business Environment

During the nine months ended January 31, 2011, the global financial markets had positive performance. For the nine months ended January 31, 2011, the NASDAQ and Dow Jones Industrial Average were up 10% and 8%, respectively.  Value Line top ranked stocks (Timeliness Rank 1 and 2) gained 32.5% in the twelve months ended January 31, 2011 versus 18.1% for the S&P 500 Index. The NASDAQ and the Dow Jones Industrial Average declined 39.1% and 38.6% respectively from the end of September 2008 to March 9, 2009.  From that point to January 31, 2011, those indices have rallied nearly 113% and 82%, respectively, with the Dow Jones Industrial Average 10% higher and the NASDAQ reaching over 30% above the September 2008 levels, respectively. Nevertheless, the severe downturn and volatility in the financial markets throughout the prior fiscal years resulted in many individual investors withdrawing money from equity mutual funds and continue to negatively impact the Company’s revenues, primarily by a 13% decline in average mutual fund assets under management as compared to the nine months of the previous fiscal year.  In response, the Company continues to be diligent in seeking new business, operational and marketing execution, and in managing expenses.
Results of Operations

The operating results of the Company for the third quarter of the fiscal year 2011 improved from the previous year.  The following table illustrates the key earnings figures for the three and nine months ended January 31, 2011 and 2010.

	Three Months Ended January 31,			Nine Months Ended January 31,
(in thousands,	2011	2010	Percentage Change	2011	2010	Percentage Change
except earnings/(loss) per share)			FY 11 vs. 10			FY 11 vs. 10
Earnings/(loss) per share	$3.17	$0.36	780.6%	$3.51	$(2.57)	236.6%
Net income/(loss)	$31,617	$3,570	785.6%	$35,021	$(25,633)	236.6%
Operating income/(loss)	$524	$4,583	-88.6%	$5,860	$(34,766)	116.9%
Operating expenses	$11,511	$9,989	15.2%	$33,282	$78,993	-57.9%
Gain from de-consolidation of subsidiaries	$50,510	-	#N/A	$50,510	-	#N/A
Revenues and profits interests from EAM Trust	$724	-	#N/A	$724	-	#N/A
Income/(loss) from securities transactions, net	$(40)	$185	-121.6%	$48	$553	-91.3%

For the nine months ended January 31, 2011, the Company’s net income of $35,021,000 or $3.51 per share compared to the net loss of $25,633,000 or $2.57 per share for the nine months ended January 31, 2010.  Net income for the third quarter ended January 31, 2011 of $31,617,000 or $3.17 per share was $28,047,000 above net income of $3,570,000 or $0.36 per share for the third quarter of the prior fiscal year.  Operating income of $5,860,000 for the nine months ended January 31, 2011 compared to an operating loss of $34,766,000 for the nine months ended January 31, 2010. The net income of the Company during the three and nine months ended January 31, 2011 includes a $50,510,000 pre-tax gain from deconsolidation of the Company’s EULAV Asset Management and ESI subsidiaries, restructuring expenses of $1,302,000 for the three months and $3,764,000 for the nine months and postemployment compensation expense of $1,475,000 related to the grant of a voting profits interest in EAM to a former employee.  The operating and net losses of the Company during the first nine months of the prior fiscal year were a result of the Company recording a provision for the SEC Settlement discussed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 of $47,706,000.  Operating income of $524,000 for the third quarter ended January 31, 2011 was $4,059,000 or 89% below operating income of $4,583,000 for the third quarter of the prior fiscal year due largely to $1,302,000 of expenses related to the Restructuring Transaction and the aforementioned postemployment compensation expense.

Operating revenues from investment periodicals and related publications, and investment management fees and services (this segment was discontinued as of December 23, 2010) declined for the three months and nine months ended January 31, 2011, while copyright data fees increased above the prior fiscal year.

	Operating revenues
	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	Percentage Change	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10			FY 11 vs. 10
Investment periodicals and related publications	$8,669	$8,864	-2.2%	$25,853	$27,343	-5.4%
Copyright data fees	954	883	8.0%	2,596	2,477	4.8%
Investment management fees and services	2,412	4,825	-50.0%	10,693	14,407	-25.8%
Total operating revenues	$12,035	$14,572	-17.4%	$39,142	$44,227	-11.5%

Investment periodicals and related publications revenues

           Investment periodicals and related publications revenues were down $195,000 or 2% and $1,490,000 or 5% for the three months and nine months ended January 31, 2011, respectively, as compared to the prior fiscal year.  While the Company continues to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market, total product line circulation remains below past years.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  As of January 31, 2011, total company-wide circulation has declined 4% compared to the previous fiscal year.  Overall renewal rates for the flagship product, The Value Line Investment Survey, are 76%, up from 72% a year earlier, although the Company is not adding enough new subscribers to offset the subscribers that choose not to renew the flagship product and other Value Line products.  The Company has been successful in growing electronic investment periodicals within institutional sales, with earned revenues increasing $122,000 or 6% and $432,000 or 8% for the three and nine months ended January 31, 2011, respectively, as compared to the previous year. Gross institutional sales for the three months ended January 31, 2011 were $1,427,000, a decrease of $167,000 or 11% from the prior year, and $6,021,000 for the nine months ended January 31, 2011, an increase of $414,000 or 7% from the previous fiscal year.  This continues to be a positive growth trend, but not sufficient to wholly offset the lost revenues from retail subscribers.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

	Subscription Revenues
	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	Percentage Change	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10			FY 11 vs. 10
Print publication revenues	$5,468	$5,799	-5.7%	$16,347	$17,874	-8.5%
Electronic publication revenues	3,201	3,067	4.4%	9,506	9,469	0.4%
Total investment periodicals and related publications revenues	$8,669	$8,866	-2.2%	$25,853	$27,343	-5.4%

	Sources of Subscription Revenues
	Three Months Ended January 31,				Nine Months Ended January 31,
	2011		2010		2011		2010
	Print	Electronic	Print	Electronic	Print	Electronic	Print	Electronic
New Subscribers	10.8%	29.3%	10.3%	31.4%	11.0%	29.9%	10.3%	30.7%
Renewals	89.2%	70.7%	89.7%	68.6%	89.0%	70.1%	89.7%	69.3%
Total Subscribers	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

At January 31,	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10
Unearned revenues (short and long term)	$25,789	$25,570	0.9%

For the three months and nine months ended January 31, 2011, print publication revenues decreased $329,000 or 6% and $1,527,000 or 9%, respectively, from the last fiscal year for the reasons described earlier.  Print circulation, which has always dominated the Company’s subscription base, has fallen 7% as of January 31, 2011 as compared to the last fiscal year.  Electronic publications revenues were up 4% or $134,000 for the three months ended January 31, 2011 as compared to the prior fiscal year.  For the nine months ended January 31, 2011 electronic publications revenues were slightly higher than last fiscal year.  The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the three months and nine months ended January 31, 2011, institutional revenues increased $122,000 or 6% and $432,000 or 8%, respectively.  For the three months ended January 31, 2011 electronic publications revenues from retail subscribers were 1% above last fiscal year.  For the nine months ended January 31, 2011 electronic publications revenues from retail subscribers were down $395,000 or 11% as compared to the prior fiscal year.  The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products, which have not had a major update recently.

The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via US Mail on a weekly basis. Consistent with the experience of other print publishers in many fields, the Company found that its universe of customers has been declining as individuals migrate to online delivered services.

Investors interested in online investment information have access to free equity research from many sources.   For example, most retail broker-dealers with online trading capabilities offer their customers free or low cost research services that directly compete with the Company’s services.

Revenues from retail electronic services have also declined because many competing electronic products offer more current features.

The Company also believes that the volatility of the equity market and the severe economic recession have to a degree eroded retail investor interest in equities.  Additionally, the negative trend in overall subscription revenue is likely to continue at a rate comparable to that of previous years until new products have been developed and marketed.

The Company has established the goal of developing competitive electronic products and marketing them effectively through traditional and electronic channels. Towards that end, the Company has been working closely with a third-party firm with expertise both in crafting effective online marketing strategies and modernizing legacy information technology systems.  The Company is not able to predict when these efforts will result in the launch of new services or whether they will be successful in affecting the trend of declining retail publishing revenues.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”), a component in the Company’s flagship product, The Value Line Investment Survey, is also an important part of the Company’s copyright data business.  During the twelve months, six months and three months ended January 31, 2011, the combined Ranking System “Rank 1 & 2” stock performance of 32.5%, 21.2% and 10.4%, allowing for weekly changes in Ranks, compares favorably to the S&P 500 index performance of 18.1%, 14.2% and 8.6%, respectively.  As stated in recent quarterly filings, the rapid and severe price actions in the markets in 2009 appear to have favored short-term investing, as investors bought well known names whose earnings have plunged and whose stock prices were depressed in hopes the stock prices would rebound.  Such stocks are generally not well ranked by the Company because the Ranking System emphasizes among other data points, earnings results and price momentum.  Accordingly, while the Company recommended “Rank 1” and “Rank 2” stocks did well, low-rated “Rank 5” stocks did better.  The Ranking System is designed to be predictive over a six to twelve month period.  Nevertheless the top ranked stocks performed very well against the S&P 500 Index.

Copyright data fees

Copyright data fees have increased $71,000 or 8% and $119,000 or 5% for the three months and nine months ended January 31, 2011, respectively, as compared to the prior fiscal year.  As of January 31, 2011, total third party sponsored assets were attributable to four contracts for copyright data and represent $3.2 billion in various products as compared to four contracts and $2.3 billion in assets last fiscal year, representing a 38% increase in assets year over year.  The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. Today this market is significantly more competitive as a result of product diversification and growth of the use of indices by portfolio managers.  Copyright data fees have been a critical component of the Company’s plan to replace shrinking publishing revenues but no new products have been added in fiscal year 2011.  One account was added and one lost in June 2010.

Investment management segment

Effective December 23, 2010, the company deconsolidated its asset management and broker-dealer businesses and restructured its investment into a nonvoting revenues and profits interest through EAM and therefore will no longer report this operation as a separate business segment. Overall assets in the Value Line Funds at January 31, 2011 under management by EAM, the successor to the Company’s investment management business, decreased $139 million since January 31, 2010 primarily as a result of net redemptions from the Value Line equity mutual funds and a decline in revenues and assets in the U.S. Government Money Market Fund (the “USGMMF”). The decline in short term interest rates significantly decreased the revenue received by this fund. The decline in assets in the USGMMF resulted primarily from the Company’s withdrawal of its assets for payment of approximately $44 million in November 2009 in connection with the Settlement and payment of a special $3.00 per share dividend, approximately $30 million, declared and paid to all shareholders during April 2010 and a $2.00 per share dividend, approximately $20 million, in lieu of the Company’s regularly scheduled $.20 per share dividend, declared during October 2010 and paid during November 2010. Total net assets in the Value Line Funds now under management by EAM have fallen from $2.29 billion at fiscal 2010 year end to $2.15 billion at January 31, 2011 primarily as a result of net redemptions in certain Value Line Funds.

	Total Net Assets
At January 31,	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10
Equity funds	$1,809,711	$1,913,592	-5.4%
Fixed income funds	241,391	251,067	-3.9%
U.S. Government Money Market Fund	102,018	127,174	-19.8%
Total net assets	$2,153,120	$2,291,833	-6.1%

For the period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, investment management fees and 12b-1 service and distribution fees amounted to $10,584,000 and $14,237,000, respectively, which took into account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $2,308,000 and $3,140,000, earned by ESI for the period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, respectively.  For the period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, total management fee waivers were $513,000 and $712,000, respectively.  For the period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, 12b-1 fee waivers were $1,651,000 and $2,014,000, respectively.  The Company and its former subsidiary, ESI, had no right to recoup the previously waived amounts of management fees and 12b-1 fees, except for waived management fees for the USGMMF.  Any recoupment is subject to the provisions of the prospectus.  For the period from May 1, 2010 through December 23, 2010 and nine months ended January 31, 2010, separately managed account revenues were $109,000 and $170,000, respectively.

As of January 31, 2011, the Company had $4,215,000 invested in the USGMMF representing 4% of that fund's total net assets.

EAM - The Company’s nonvoting revenue and profits interest

As a result of restructuring of its asset management and broker-dealer businesses and disassociation from EULAV Asset Management and ESI on December 23, 2010, the Company’s distribution services revenues have discontinued and the Company’s interest in monthly investment management fees revenues decreased to a range of 41% to 55% of EAM's fee revenues from its mutual fund and separate accounts business.    During the period from December 23, 2010 through January 31, 2011 the Company earned revenues of $665,000 and profits of $59,000 from EAM with no related direct expenses in accordance with the EAM Trust Agreement.  On a transitional basis EAM and ES occupy a portion of the premises that the Company leases from a third party.  The Company has received $56,000 during the period from December 23, 2010 to January 31, 2011 for rental and certain accounting and other administrative support services.  In accordance with the terms of the restructuring plan, the Company has given notice to EAM to vacate the Company's premises on or before June 1, 2011.

EAM - Results of operations subsequent to restructuring

Subsequent to the restructuring of the Company’s investment management and broker-dealer businesses into a nonvoting revenues and profits interest in EAM, the overall results of EAM’s investment management operations for the period from December 23, 2010 through January 31, 2011, before interest holder distributions, include total management fees earned from the Value Line Funds of $1,388,000 and service and distribution (12b-1) fees received of $390,000. For the same period, total management fee waivers were $72,000 and 12b-1 fee waivers were $213,000.  For the period from December 23, 2010 through January 31, 2011, EAM's net income was $119,000 before distributions to voting and nonvoting (VLI) interest holders.

Twelve of the fourteen Value Line Funds have all or a portion of the 12b-1 fees being waived and five of the fourteen funds have partial management fee waivers in place.  Although the Company no longer receives or shares in the revenues from the 12b-1 distribution fees under the EAM Trust Agreement, these waivers effectively reduce the Value Line Funds expense ratios enhancing performance of the Funds in an attempt to attract new assets.

Of the fourteen funds, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”). The table below shows the assets in the equity funds broken down into the two categories of equity funds.

Equity Fund Net Assets (Variable Annuity and Open End Equity Funds)
At January 31,	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10
Variable annuity assets (GIAC)	$490,942	$472,441	3.9%
All other open end equity fund assets	1,318,769	1,441,151	-8.5%
Total equity fund net assets	$1,809,711	$1,913,592	-5.4%

       As of January 31, 2011, three of the six equity mutual funds, excluding SAM and Centurion, had an overall four star rating by Morningstar, Inc. The equity funds experienced net redemptions for the nine months ended January 31, 2011 and January 31, 2010. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., TD Ameritrade and Fidelity.

The Value Line fixed income mutual fund assets (excluding the USGMMF), represent 11% of total mutual fund assets at January 31, 2011, the same as the previous year.  The USGMMF assets represent 5% of the total fund assets at January 31, 2011 and have decreased 20% from the previous year for the previously mentioned reasons. Management fees from the USGMMF were essentially zero with the Company waiving nearly all its fees since the end of November 2009 until December 23, 2010 and substantially subsidizing the USGMMF expenses, because of the historically low interest rate environment and new regulations restricting investments.

Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareholders each day that the New York Stock Exchange is open.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration.  Operating expenses of $33,282,000 for the nine months ended January 31, 2011 were $45,711,000 or 58% below operating expenses of $78,993,000 last fiscal year. Operating expenses of $11,511,000 for the third quarter ended January 31, 2011 were $1,522,000 or 15% above operating expenses of $9,989,000 last fiscal year.  During the three and nine months ended January 31, 2011, expenses included approximately $1.3 million and $3.8 million of costs associated with the Restructuring Transaction, respectively. Also included in the third quarter and nine month period of fiscal year 2011 is postemployment compensation expense of $1,475,000 related to the grant by VLI of a voting profits interest in EAM to a former employee.  During the nine months ended January 31, 2010, expenses included a provision for the SEC Settlement of $47,706,000.  Excluding expenses associated with the Restructuring Transaction in fiscal year 2011 and the provision for the SEC Settlement last fiscal year, operating expenses for the nine months ended January 31, 2011 were 6% below operating expenses for the nine months ended January 31, 2010.

Advertising and promotion

	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	Percentage Change	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10			FY 11 vs. 10
Advertising and promotion	$1,366	$2,440	-44.0%	$5,443	$6,933	-21.5%

Advertising and promotion expenses for the three and nine months ended January 31, 2011 decreased $1,074,000 or 44% and $1,490,000 or 22%, respectively, as compared to the prior fiscal year. Since the disassociation from EAM, the Company eliminated the investment management segment and discontinued advertising expenses associated with the distribution of the mutual funds by $1,925,000 or 48% for the first nine months of fiscal 2011 as compared to the prior fiscal year.  Within the publishing segment, costs associated with direct mail decreased 5% and 1% below last fiscal year for the three months and nine months, respectively.  Media print advertising and promotional costs increased $209,000 and $792,000, respectively, for the three months and nine months ended January 31, 2011 as compared to the prior fiscal year.  Media print advertising and promotional costs include expenses related to the digital product and software promotion project of $233,000 and $533,000, respectively, for the three and nine months ended January 31, 2011.

 Salaries and employee benefits

	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	Percentage Change	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10			FY 11 vs. 10
Salaries and employee benefits	$5,322	$4,084	30.3%	$13,587	$12,634	7.5%

Salaries and employee benefits increased by $1,238,000 and by $953,000 during the three and nine months ended January 31, 2011, respectively, as compared to the previous year primarily as a result of the $1,475,000 post employment compensation expense discussed above.  Additionally, during the second half of fiscal year 2010, there was consolidation at the executive level further reducing salaries and employee benefits, which was partially offset in the fiscal year 2011 by $300,000 of accrued profit sharing expense and an increase of the Information Technology staff to assist in upgrades to the Company’s products and fulfillment system.  Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing.

Production and distribution

	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	Percentage Change	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10			FY 11 vs. 10
Production and distribution	$1,238	$1,330	-6.9%	$3,518	$3,895	-9.7%

Production and distribution expenses for the three months and nine months ended January 31, 2011 were $92,000 and $377,000, respectively, below expenses for the comparable periods of the prior fiscal year.  The decline in expenses during the nine months was due to the discontinuance of a third party fulfillment and distribution provider during the latter part of the prior fiscal year and volume reductions in paper, printing and mailing that resulted primarily from a decrease in circulation of the print products.

Office and administration

	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	Percentage Change	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10			FY 11 vs. 10
Office and administration	$2,283	$2,135	6.9%	$6,970	$7,825	-10.9%

Office and administration expenses for the three months and nine months ended January 31, 2011 were $148,000 above and $855,000 below, respectively, expenses for the three months and nine months ended January 31, 2010.  During the second quarter of fiscal 2010, the Company expensed $720,000 of capitalized development costs related to a software production project that it determined was no longer viable. Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals and account for the remaining variance in the Office and Administrative expenses.

Expenses related to restructure

	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	Percentage Change	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10			FY 11 vs. 10
Expenses related to restructuring	$1,302	-	#N/A	$3,764	-	#N/A

Professional fees of $1.3 million during the third quarter and $3.8 million for the nine months ended January 31, 2011 were associated with the restructuring of the Company’s asset management and broker-dealer businesses that was completed on December 23, 2010. The Company’s policy is to expense these costs as incurred.

Segment Operating Profit

The Company operates in two business segments, Investment Periodicals, Publishing & Copyright Data and Investment Management.

	Investment Periodicals, Publishing & Copyright Data			Investment Management
	Nine Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	Percentage Change	2011	2010	Percentage Change
(in thousands)			FY 11 vs. 10			FY 11 vs. 10
Segment revenues from external customers	$28,449	$29,820	-4.6%	$10,693	$14,407	-25.8%
Segment profit/(loss) from operations	$6,866	$8,017	-14.4%	$(1,006)	$(42,783)	97.6%
Segment profit margin from operations	24.1%	26.9%	-10.2%	-9.4%	-297.0%	96.8%

The decline in operating margins resulted primarily from certain asset based revenue declines with no offsetting reductions in expense. Investment management fees and distribution revenues declined as compared to the prior year. This decline was partially offset by an increase in copyright data revenues, which are asset based, during the three months and nine months ended January 31, 2011 while the Company’s costs to provide the copyright data are relatively fixed.    Most of the decline consisted of management fees which also are asset based and for which there were no corresponding reductions in expenses to offset the lost revenue. Similarly, the decline in investment publication and periodicals revenues also contributed to the decline in profit margins because the cost reductions do not proportionately decrease in relation to the decline in the investment periodicals and publications revenues.

Investment Periodicals, Publishing & Copyright Data

Segment revenues, operating profit and operating profit margins from the Company’s Investment Periodicals, Publishing & Copyright Data segment declined significantly from the previous fiscal year for the three months and nine months ended January 31, 2011 primarily due to the continued deterioration in circulation of the total product line. As previously mentioned, competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue. The recession and turmoil in the markets have also contributed to the decline in subscriptions as individuals reduced many forms of discretionary spending, or have shifted investments to fixed income, for which the Company only provides research on mutual fund and ETF vehicles. Investment Periodicals, Publishing & Copyright Data segment profit margin from operations decreased as a direct result of the decline in revenue with virtually no offset in the Company’s fixed costs to support this product line.

Investment Management

Revenues for the period from May 1, 2010 through December 23, 2010 from the Company’s Investment Management business segment declined from the previous fiscal year primarily due to discontinuance of this business segment on December 23, 2010 and the decline in investment management fees from the Company’s family of mutual funds that was a direct result of the deterioration in the underlying assets under management and fee waivers.  The Company waived management fees of $352,000 for the period from May 1, 2010 through December 23, 2010 in the USGMMF due to the low interest rate environment which resulted in the fund’s generating insufficient portfolio income to cover its normalized expenses.  Segment operating profit and operating profit margin for fiscal 2011 through December 23, 2010, the date of consummation of the Restructuring Transaction, includes $1,475,000 of postemployment compensation expense related to the grant of the voting profits interest in EAM to a former employee in the restructuring of the investment management and broker-dealer businesses and are negative for the nine months ended January 31, 2010 due to the $47.7 million provision for the Settlement.

Income from Securities Transactions, net

During the nine months ended January 31, 2011, the Company’s income from securities transactions, net, of $48,000 was $505,000 or 91% below income from securities transactions, net, of $553,000 during the nine months ended January 31, 2010.  During the three months ended January 31, 2011, loss of $40,000 compared to income of $185,000 the prior fiscal year.  Income from securities transactions, net, for the three months and nine months ended January 31, 2011 includes dividend and interest income of $24,000 and $116,000, respectively, that is $178,000 or 88% and $615,000 or 84% below dividend and interest income of $202,000 and $731,000, respectively, for the three months and nine months ended January 31, 2010. The decline is primarily due to the decrease in available cash for investing during fiscal 2011 that resulted from the payment for the Settlement in November 2009 and the special dividends of $3.00 and $2.00 per share paid in April 2010 and November 2010, respectively. The maturity of higher yielding fixed income investments during the prior fiscal year also contributed to the decline.  Capital losses, net of capital gains, during the nine months ended January 31, 2011 and 2010 were $59,000 and $130,000, respectively.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2011 and January 31, 2010 was 38.71% and 25.08%, respectively. The fluctuation in the income tax rate is primarily attributable to the non-deductible portion of the provision for the Settlement included in the prior year, the alternative minimum tax on the Company’s net operating loss carry forward in fiscal year 2011, and the change in the non-taxable investment income. Additionally, the state and local tax provision has increased approximately 2% after consideration of the federal tax benefit, as a result of the gain on deconsolidation of the Company’s asset management and broker-dealer subsidiaries.

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended January 31, 2011 and January 31, 2010 was 38.87% and 25.13%, respectively. The fluctuation in the income tax rate is attributable to the same factors as previously mentioned for the nine months of fiscal 2011 and 2010.

Liquidity and Capital Resources

The Company had negative working capital of $6,365,000 as of January 31, 2011 and $45,865,000 of working capital as of January 31, 2010, which include current unearned revenue of $21,611,000 and $21,311,000, respectively. The fulfillment of the subscription giving rise to the unearned revenue requires the use of significantly fewer current assets than the amount of the unearned revenue. Cash and short-term securities were $17,600,000 as of January 31, 2011 and $64,886,000 as of January 31, 2010.  The decrease in working capital and cash and short term securities resulted primarily from the payment of a special $3.00 per share dividend, approximately $30 million, declared and paid to all shareholders during April 2010 and a $2.00 per share dividend, approximately $20 million, in lieu of the Company’s regularly scheduled $.20 per share dividend, declared in October 2010 and paid during November 2010. In addition, in connection with the Restructuring Transaction, the Company transferred cash and marketable securities of $7,000,000 into EAM, paid expenses of $2,785,000 and recognized current liabilities of approximately $1 million. Shareholders’ equity of $32,466,000 at January 31, 2011 was 34% lower than shareholders’ equity of $49,170,000 at January 31, 2010, primarily as a result of the payments of the special $3.00 per share dividend during April 2010 and the special $2.00 per share dividend declared in October 2010 and paid during November 2010.  Shareholders’ equity at January 31, 2011 increased by $27,697,000 primarily as a result of the recognition of the gain from deconsolidation of its former investment management subsidiaries.

The Company’s cash and cash equivalents include $7,004,000 at January 31, 2011 and $13,805,000 at January 31, 2010 invested in the USGMMF and brokerage accounts.  The USGMMF operates under Rule 2a-7 of the Investment Company Act of 1940.  The Fund’s portfolio includes U.S. government agency securities, U.S. Treasuries, certificates of deposit, and repurchase agreements collateralized with U.S. Treasuries in which the custodian physically takes possession of the collateral.

Cash from operating activities

The Company’s cash inflow from operations was $7,325,000 for the nine months ended January 31, 2011, as compared to the cash outflow from operations of $22,658,000 for the nine months ended January 31, 2010.   The change in cash flows from fiscal 2010 to fiscal 2011was primarily the  result of earnings in fiscal year 2011 and cash outflows during fiscal 2010 of $43,700,000 in connection with the Settlement reduced by cash inflows of $10,511,000 from the liquidation of the Company’s trading portfolio during fiscal 2010. Fiscal 2011 includes cash inflows from the receipt of $1,598,000 in federal income tax refunds, payments of $764,000 and $2,785,000 in Settlement and Restructuring Transaction related expenses, respectively, and the payments made during fiscal 2011 for expenses incurred during fiscal 2010.

Cash from investing activities

The Company’s cash inflows from investing activities of $5,832,000 for the nine months ended January 31, 2011 were $4,899,000 or 525% higher than cash inflows from investing activities of $933,000 for the nine months ended January 31, 2010.  The increase in cash inflows in fiscal 2011 was primarily the result of the proceeds from sales of fixed income securities that were not reinvested, reduced by the transfer of $5,484,000 of cash to EAM.

Cash from financing activities

The Company’s net cash outflow from financing activities of $22,017,000 as of January 31, 2011 was $15,030,000 or 215% higher than cash outflow from financing activities of $6,987,000 for the nine months ended January 31, 2010.  During fiscal year 2011, the Company paid a dividend of $.20 per share during August 2010 and $2.00 per share during November 2010.  During fiscal 2010 the Company paid a quarterly dividend of $.30 per share in May 2009 and $.20 per share dividends during August 2009 and November 2009.
On January 20, 2011, the Company's Board of Directors approved the repurchase of shares of the Company’s common stock up to an aggregate purchase price not to exceed $3,200,000.  Based on current market prices, the Company believes that the repurchase program is in the best interests of the shareholders.  The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market within the Rule 10b-18 Safe Harbor rule. The repurchase program is expected to continue through January 15, 2012 unless extended or shortened by the Board of Directors.

During the third quarter of fiscal 2011, the Company paid $57,000 for purchases of 4,298 shares of its common stock on the open market. The Company believes it will have the liquidity to purchase the remaining $3,143,000 of its stock under the repurchase program.

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

Interest Rate Risk

       The Company’s strategy has been to acquire debt securities with low credit risk.  Despite this strategy management recognizes and accepts the possibility that losses may occur.  To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing within one year.

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

Fixed Income Securities

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)
	(bp = basis points)
		6 mos.	6 mos.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of January 31, 2011
Investments in securities with fixed maturities	$9,211	$9,197	$9,200	$9,197	$9,200
As of April 30, 2010
Investments in securities with fixed maturities	$23,532	$23,468	$23,470	$23,463	$23,463

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

       The Company invests from time to time its assets in equity securities.  As of January 31, 2011, equity securities consisted primarily of exchange traded funds (ETF’s).  Each ETF invests in a variety of positions that may include equity and non-equity positions.

       The table below summarizes the Company’s equity price risks as of January 31, 2011 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The Company had no equity holdings as of April 30, 2010.  The selected hypothetical changes do not reflect what could be considered the best or worst case scenarios.

Equity Securities
(in thousands)
			Estimated
			Fair Value after	Hypothetical Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
	Fair Value	Price Change	Change in Prices	Shareholders’ Equity

As of January 31, 2011	$814	30% increase	$1,058	0.49%
		30% decrease	$570	(0.49)%

Credit Worthiness of Issuer

The Company’s investments consist primarily of U.S. Treasury Bills and Notes and FDIC insured commercial paper.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 10 of the consolidated condensed financial statements for discussion of legal proceedings and restructuring, which is incorporated herein by reference.

Item 1A.  Risk Factors

The following risk factor is hereby added to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

There is a risk that, while the restructuring transaction that closed on December 23, 2010, was and is believed to comply with the requirements of the Settlement, the Company might be required to take additional steps to insure compliance, which could have negative consequences to the Company’s consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)
On January 20, 2011, the Company's Board of Directors approved the repurchase of shares of the Company’s common stock up to an aggregate purchase price not to exceed $3,200,000.  Based on current market prices, the Company believes that the repurchase program is in the best interests of the shareholders.  The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market within the Rule 10b-18 Safe Harbor rule. The repurchase program is expected to continue through January 15, 2012 unless extended or shortened by the Board of Directors.

The following table provides information with respect to all purchases made by or on behalf of the Company of its common equity shares that are registered by the Company pursuant to section 12 of the Exchange Act. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2010 through November 30, 2010	0	0	0	0
December 1, 2010 through December 31, 2010	0	0	0	0
January 1, 2011 through January 31, 2011	4,298	$13.26	4,298	$3,143,000
Total	4,298	$13.26	4,298	$3,143,000

Item 5.  Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On December 9, 2010, Mitchell Appel, president of ESI and EULAV Asset Management as well as of each of the Value Line Funds, resigned his positions as Chief Financial Officer and Director of the Company in connection with the Restructuring Transaction which closed on December 23, 2010.

On December 9, 2010, Thomas Sarkany resigned his position as Secretary of Value Line, Inc. in connection with the Restructuring Transaction.

Amendments to Registrant’s Code of Business Conduct and Ethics, or Waiver of a Provision of Code of Business Conduct and Ethics.

On March 22, 2011, the Board of Directors Executive Committee adopted an updated “Code of Business Conduct and Ethics” and “Code of Ethics Regarding Securities Transactions and Insider Trading Policy”.  The two Codes are based on the principles and practices of earlier Codes, with adjustments to account for the restructuring.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

The Company received notice dated March 23, 2011 from The NASDAQ Stock Market (“Nasdaq”) that, because the Company had failed to file this quarterly report on Form 10-Q in a timely manner (the quarterly report would have been timely filed if it had been filed by March 22, 2011), the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) for continued listing on the Nasdaq Global Market.  Rule 5250(c)(1) requires listed issuers to timely file all required periodic financial reports with the SEC. Pursuant to Nasdaq' s  Rules, the Company has 60 calendar days to submit a plan to Nasdaq to regain compliance.

The Company believes that it has regained compliance with the continued listing requirements by the filing of this quarterly report on Form 10-Q with the SEC.  The Company will consult with Nasdaq to determine if any further action is necessary.

Nasdaq Marketplace Rule 5810(c)(2)(A)(iv) requires a listed company that receives a notification of deficiency related to the requirement to file a periodic report contained in Rule 5250(c)(1) to make a public announcement by issuing a press release disclosing receipt of the notification and the Rule(s) upon which the deficiency is based, in addition to filing any Form 8-K required by SEC rules.  The Company issued the required press release on March 24, 2011 and, pursuant to General Instruction B.3 of Form 8-K, is disclosing the receipt from Nasdaq of the notification of deficiency in this current report on Form 10-Q rather than filing a Form 8-K.

A copy of the press release issued by the Company on March 24, 2011, disclosing receipt of the notification of deficiency is included in this report as Exhibit 99.1.

Item 6.	Exhibits

10.16	EAM Trust Agreement

14.1	Code of Business Conduct and Ethics

14.2	Code of Ethics Regarding Securities Transactions and Insider Trading Policy

31.1	Certificate of Acting Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Principal Accounting Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Acting Chief Executive Officer/Principal Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated March 24, 2011

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: March 24, 2011	By:	s/Howard A. Brecher
Howard A. Brecher
Acting Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2011	By:	s/John A. McKay
John A. McKay
Chief Financial Officer
(Principal Financial Officer)

Date: March 24, 2011	By:	s/Stephen R. Anastasio
Stephen R. Anastasio
Vice President and Treasurer
(Principal Accounting Officer)