Form 10-K
period 2011-04-30
VALUE LINE INC
filed 2011-07-29
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission file number:   0-11306

VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 East 42nd Street, New York, New York	10017-5891
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 907-1500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value	The NASDAQ Stock MarketSM
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                       Accelerated filer ☐                                      Non-accelerated filer ☒                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☒ No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates at October 29, 2010 was $23,088,962.

There were 9,963,181 shares of the registrant’s Common Stock outstanding at June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2011 Annual Meeting of Shareholders, to be held on
September 15, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	dependence on key personnel;
●	maintaining revenue from subscriptions for the Company’s published products;
●	protection of intellectual property rights;
●	changes in market and economic conditions, including global financial issues;
●
dependence on revenue and profits from EULAV Asset Management Trust, a Delaware business trust (“EAM”), which provides investment management and distribution, marketing and administrative services to the Value Line branded mutual funds;

●	fluctuations in EAM’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
●	competition in the fields of publishing, copyright data and investment management;
●	the impact of government regulation on the Company’s and EAM’s business and the uncertainties of litigation and regulatory proceedings;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●
the risk that, while the Company believes that the restructuring transaction that closed on December 23, 2010, achieved compliance with the requirements of the order issued by the Securities and Exchange Commission on November 4, 2009, the Company might be required to take additional steps which could adversely affect the Company’s results of operations or the Company’s financial condition;

●	terrorist attacks and natural disasters; and
●	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” and other risks and uncertainties arising from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Explanatory Note

References in this Annual Report on Form 10-K for the year ending April 30, 2011, or the “Form 10-K” to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires.  In addition, unless the context otherwise requires, references to:

the “Adviser” or “EAM” are to EULAV Asset Management, a Delaware statutory trust;

the “Distributor” or “ES” are to EULAV Securities LLC, a Delaware limited liability company;

“EAM LLC” are to EULAV Asset Management LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, which prior to the Restructuring Date, was the advisor to the Value Line Funds;

“ESI” are to EULAV Securities, Inc., a New York corporation and wholly owned subsidiary of the Company which, prior to the Restructuring Date was the Distributor of the Value Line Funds;

The “EAM Trust Agreement” are to the EAM Declaration of Trust dated December 23, 2010;

the “Restructuring Date” are to December 23, 2010, the effective date of the Restructuring Transaction;

the “Restructuring Transaction” are to the restructuring of the Company’s asset management and mutual fund distribution businesses whereby (1) ESI was restructured as ES, (2) the Company transferred 100% of its ownership interest in ES to EAM LLC, (3) EAM LLC was converted into EAM and (4) the capital structure of EAM was established so that the Company owns only non-voting revenue and non-voting profits interests of EAM, and each of five individuals owns 20% of the voting profits interests of EAM; and

the “Value Line Funds” or the “Funds” are to the fourteen registered mutual funds registered under the Investment Company Act of 1940 for which EAM serves (and, prior to the Restructuring Date, EAM LLC served) as investment advisor.

Part I
Item 1. BUSINESS.

           Value Line is a New York corporation. The Company’s primary businesses are producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products.  Prior to December 23, 2010, the date of the completion of  the Restructuring Transaction (see “Restructuring of Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line Funds, institutions and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.

The Company was organized in 1982 and is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. (“AB&Co.”).  AB&Co. is the controlling shareholder of the Company and, as of June 30, 2011, beneficially owns 86.6% of the outstanding shares of the common stock of the Company. Jean B. Buttner, the Company’s former Chief Executive Officer, owns all of the outstanding voting stock of AB&Co.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

Restructuring of Asset Management and Mutual Fund Distribution Businesses

On December 23, 2010, the Company completed the restructuring of its asset management and mutual fund distribution businesses (the “Restructuring Transaction”).  As part of the Restructuring  Transaction: (1) ESI, a New York corporation and wholly-owned subsidiary of the Company that acted as the distributor of the fourteen Value Line Funds was restructured into ES, a Delaware limited liability company; (2) the Company transferred 100% of its interest in ES to EAM LLC, a wholly-owned subsidiary of the Company that acted as the investment adviser to the Value Line Funds and certain separate accounts; (3) EAM LLC was converted into EAM, a Delaware statutory trust; and (4) EAM admitted five individuals, Mitchell Appel, Avi T. Aronovitz, Richard Berenger, Howard B. Sirota and R. Alastair Short (the “Voting Profits Interest Holders”), as the initial holders of voting profits interests in EAM, with each of such individuals owning 20% of the voting profits interests, and (5) pursuant to the EAM Trust Agreement, the Company received an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM.  The Voting Profits Interest Holders, who were selected by the independent directors of the Company, paid no consideration in exchange for their interests in EAM.  Mr. Appel was a former employee of the Company and the Company recorded as post-employment compensation expense the value of the voting profits interest granted to him.

The business of EAM is managed by the five individual trustees and a Delaware resident trustee (collectively, the “Trustees”) and by its officers subject to the direction of the Trustees.  The initial Trustees were elected by the Voting Profits Interest Holders, who elected themselves as the individual trustees and The Corporation Trust Company as Delaware resident trustee.  Mr. Sirota subsequently resigned as a trustee.  The Company has been informed by EAM that Mr. Sirota was replaced as Trustee on April 28, 2011 by Robert Rice, a private equity executive.  The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  EAM has elected to be taxed as a pass-through entity similar to a partnership.   The EAM Trust Agreement also provides for distribution of proceeds in the event of a full or partial sale of EAM in accordance with capital accounts (currently approximately $56 million held entirely by the Company) and then in accordance with a sharing formula set forth in the EAM Trust Agreement.

Pursuant to the EAM Trust Agreement, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking information to EAM without charge or expense.

Mitchell Appel, formerly the Chief Financial Officer of the Company and a director of the Company, as well as president of ESI and EAM LLC and each of the Value Line Funds, is one of the Voting Profits Interest Holders of EAM and, effective December 23, 2010, was appointed by the Trustees of EAM as the first Chief Executive Officer of EAM.  Mr. Appel resigned his positions as Chief Financial Officer and a director of the Company on December 9, 2010 and resigned his position as an employee of the Company on December 22, 2010.

In connection with the Restructuring Transaction, each Value Line Fund’s prior investment advisory agreement with EAM LLC was terminated, and each of the Funds entered into a new investment advisory agreement with EAM.  The services provided by EAM under each new agreement and the rates at which fees are paid by each Fund under its new agreement are the same as under that Value Line Fund’s prior advisory agreement, with the other terms of each new agreement substantially identical to those of the prior agreement with such Fund.

The Restructuring Transaction enabled the Company and Jean B. Buttner, the Company’s former Chief Executive Officer and indirect controlling shareholder, to comply with an order issued by the Securities and Exchange Commission (the “SEC”) on November 4, 2009 that, among other things required Mrs. Buttner to disassociate from the Company’s regulated entities.  See Item 3. “Legal Proceedings” below.

A.  Investment Related Periodicals & Publications

       The investment related periodicals offered by Value Line Publishing LLC (“VLP”), a wholly owned subsidiary of the Company, cover a broad spectrum of investments including stocks, mutual funds, options and convertible securities.  The Company’s periodicals and related services are of interest to individual and professional investors, as well as to institutions including municipal and university libraries and investment firms.

       The services generally fall into four categories:

●	Comprehensive reference periodical publications
●	Targeted, niche periodical newsletters
●	Investment analysis software
●	Current and historical financial databases

       The comprehensive services (The Value Line Investment Survey, The Value Line Investment Survey-Small and Mid-Cap Edition, The Value Line 600, and The Value Line Fund Advisor Plus) provide both statistical and text coverage of a large number of investment securities, with an emphasis placed on Value Line’s proprietary research, analysis and statistical ranks.  The Value Line Investment Survey is the Company’s premier service, published each week and covering approximately 1,700 stocks.

       The niche newsletters (The Value Line Special Situations Service, The Value Line Fund Advisor, The Value Line Convertibles Survey and Value Line Daily Options Survey) provide information on a less comprehensive basis for securities that the Company believes will be of interest to subscribers.  Some, although not all of these services make use of Value Line’s proprietary statistical ranks.  Value Line Select, including the new Value Line Dividend Select launched in June 2011, is also a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections geared toward an investor’s specialized investment style.

       Investment analysis software (The Value Line Investment Analyzer and Mutual Fund Survey for Windows®) includes data sorting and filtering tools.  In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, Convertibles and Mutual Funds) via CD-ROM or online.

       Value Line offers online versions of most of its products at the Company’s website, www.valueline.com.  Subscribers to the print versions generally receive free access to the corresponding online versions, although online subscribers do not receive a free print edition.  The most comprehensive of the Company’s online efforts is The Value Line Research Center, which allows subscribers to access most of the Company publications at a packaged price via the Internet.

 The print and electronic services include, but are not limited to the following:

The Value Line Investment Survey®
       The Value Line Investment Survey is a weekly investment related periodical providing both timely articles on economic, financial and investment matters and analysis and ranks for common stocks.  Ranks indicate projected relative performance based primarily on computer-generated statistics of financial results and stock price performance.  Two of the evaluations for covered stocks are “Timeliness™” and “Safety™.”  Timeliness relates to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 stocks covered.  Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers.  “Safety” Ranks are a measure of risk and are based on the issuer’s relative financial strength and its stock’s price stability.  “Safety” ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest.  VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant.  The Value Line Investment Survey is comprised of three parts: The “Summary & Index” provides updated Timeliness and Safety ranks, selected financial data, and “screens” of key financial measures; the “Ratings and Reports” section contains updated reports on about 140 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four portfolios selected by analysts covering a range of investment approaches.  The Value Line Investment Survey is also referred to as The Value Line Investment Survey – Standard Edition.

The Value Line Investment Survey - Small and Mid-Cap Edition
       The Value Line Investment Survey - Small and Mid-Cap Edition is a weekly publication introduced in 1995 that provides short descriptions and extensive data for approximately 1,800 small and medium-capitalization stocks, many listed on The NASDAQ Stock Market (“NASDAQ”), beyond the approximately 1,700 stocks of generally larger-capitalization companies covered in The Value Line Investment Survey – Standard Edition.  Similar to The Value Line Investment Survey, the Small and Mid-Cap Edition has its own “Summary & Index” providing updated performance ranks and other data, as well as “screens” of key financial measures.  The “Ratings and Reports” section, providing updated reports on about 140 stocks each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey – Standard Edition.  A combined Index, published quarterly, allows subscribers to easily locate a specific stock among the approximately 3,500 stocks covered by both the Standard and Small and Mid Cap Editions.  One unique feature in the Small and Mid-Cap Edition is The Performance Ranking System.  It incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,800 stocks in the Small and Mid-Cap Edition.  The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to 12 months.  The principal differences between the Small and Mid-Cap Edition and The Value Line Investment Survey - Standard Edition are that the Small and Mid-Cap Edition does not include Value Line’s Timeliness Ranks, financial forecasts, analyst comments, or a Selection & Opinion section.  These modifications allow VLP to offer this service at a price lower than the Standard Edition.

The Value Line Fund Advisor
       The Value Line Mutual Fund Ranking System was introduced in 1993.  It is the system utilized in the Fund Advisor product, a 48-page newsletter featuring load, no-load, and low-load open-end mutual funds. This product was originally introduced as The Value Line No-Load Fund Advisor in 1994 and augmented in 2009. Each issue offers strategies for maximizing total return, and model portfolios for a range of investor profiles.  It also includes information about retirement planning, industry news, and specific fund reviews.  A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of more than 12,000 mutual funds, including screening tools and full-page printable reports on each fund. Fund Advisor Plus subscribers have access to the entire population of more than 20,000 funds.

The Value Line Special Situations Service
       The Value Line Special Situations Service’s core focus is on smaller companies whose stocks are perceived by Value Line Publishing’s analysts as having exceptional appreciation potential.  The publication was introduced in 1951.  A second portfolio of stocks for more conservative investors seeking small company exposure was added in 2009.

The Value Line Daily Options Survey
       The Value Line Daily Options Survey is an online only service that evaluates and ranks U.S. equity and equity index options (approximately 200,000). Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only offered as an online subscription due to the nature of options volatility.

The Value Line Convertibles Survey
       Introduced in 1972, the service evaluates and ranks over 600 convertible securities (bonds and preferred stocks) for future market performance.  In fiscal 2010, The Value Line Convertibles Survey was switched to online only delivery. By moving to online only delivery, all of the product’s subscribers benefit from an enhanced website that includes daily price updates, individual analysis of each security with a printable fact sheet, and a weekly email newsletter alerting subscribers to recent rank changes.

Value Line Select
       Value Line Select, a monthly publication, was first published in 1998.  It focuses each month on a company that senior VLP analysts have identified from among high-quality companies whose stocks have expected superior total return potential.  Recommendations are backed by in-depth research and are subject to ongoing monitoring by senior research personnel.

Value Line Dividend Select
       Value Line Dividend Select, a monthly publication, was introduced in June 2011. The product focuses on companies with dividend yields greater than the average of all stocks covered by Value Line, with a preference for companies that have consistently increased their dividends above the rate of inflation over the longer term and, based on Value Line analysis, have the financial strength both to support and increase dividend payments in the future.  Value Line Dividend Select is available online and in print.

The Value Line 600
       The Value Line 600 is a monthly publication, which contains full-page reports on approximately 600 stocks.  Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks.  Since it was introduced in fiscal 1996, it has been well received by investors who want the same type of analysis provided in The Value Line Investment Survey – Standard Edition, but who do not want or need coverage of the approximately 1,700 companies contained in that publication.  Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics.

Value Line Investment Analyzer
       Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 350 data fields for various industries and indices and for the approximately 1,700 stocks are covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply more than 60 charting and graphing variables for comparative research.  In addition to containing digital replicas of the entire Value Line Investment Survey, the Analyzer includes 20-minute delayed data updates through its integration with the Value Line databases via the Internet.  The software also includes a portfolio module that lets users create and track their own stock portfolios in depth with up to five years of historical financial data for scrutinizing performance, risk, yield and return.  Value Line Investment Analyzer Professional Edition is a more comprehensive product which covers approximately 6,500 stocks and allows subscribers to perform real time processing and to create standardized and customized screens.

 Value Line Mutual Fund Survey for Windows®
       Value Line Mutual Fund Survey for Windows® is a monthly CD-ROM or Internet product with weekly Internet updates.  The program features powerful sorting and filtering analysis tools.  It includes features such as style attribution analysis, a portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets.  “Windows” is a registered trademark of Microsoft Corp. Value Line and Microsoft Corp. are not affiliated companies.

Value Line DataFile Products
       For our institutional customers, Value Line offers both current and historical data for equities, mutual funds, ETFs, and convertibles.  All Value Line DataFile products are offered in Microsoft Access and ASCII formats via FTP.  Below is a listing of the DataFile products:

Fundamental DataFile I and II
       Value Line’s Fundamental DataFile I contains fundamental data (both current and historical) on approximately 8,000 publicly traded companies that follow U.S. Generally Accepted Accounting Principles (“GAAP”). This data product provides annual data from 1955, quarterly data from 1963, and full quarterly data as reported to the SEC from 1985.  Value Line also offers historical data on over 5,000 companies that no longer exist in nearly 100 industries via our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database.  DataFile is sold primarily to the institutional and academic markets.  Value Line also offers a scaled down DataFile product, Fundamental DataFile II, which includes a limited set of historical fundamental data.

Estimates and Projections DataFile
       This DataFile offering contains the proprietary estimates from Value Line’s security analysts on approximately 1,700 companies. Data includes earnings, sales, cash flow, book value, margin, and other popular fields.  Projections are for the future one year, three year and five year periods.

Mutual Fund DataFile
       In fiscal 1997, VLP introduced the Value Line Mutual Fund DataFile.  It covers more than 20,000 mutual funds with up to 20 years of historical data with more than 200 data fields.  The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other popular mutual fund data fields. This file is available for download from the Internet on a monthly basis.

ETF DataFile
Introduced in spring of 2010, this new product is an extensive database containing the complete listing of every U.S.-listed exchange traded fund (“ETF”) and every component and component weight since inception for every ETF on a daily basis.  This includes all rebalancing, cash components, excluded assets, and distributions adjusted automatically on a daily basis. The data also includes the total return of the ETF and the total return of the corresponding underlying index on a daily basis. ETFs are added to the database and corresponding data made available usually by the first day of trading.

Convertible DataFile
       This database is one of the largest sources of information available on convertible securities. Value Line offers data elements on our universe of more than 600 convertible bonds, preferred stocks, and warrants, with our top 150 fundamental and proprietary data items on each security.

Value Line Research Center
       The Value Line Research Center provides on-line access to select Company publications covering stocks, mutual funds, options and convertible securities as well as special situation stocks.  This service includes full online subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap Edition, The Value Line Convertibles Survey and The Value Line Special Situations Service.  Users can screen more than 250 data fields, create graphs using 25 different variables, and access up to five years of technical history.  The Value Line Research Center has the ability to track model portfolios, (standard, small and mid-cap) as well as providing Ranks and news.

B.  Copyright Data Fees Programs

       The Company has copyright data, which include certain proprietary ranking system information and other proprietary information used in third party products, such as unit investment trusts, variable annuities, managed accounts and exchange traded funds, which it distributes under copyright data agreements.  The sponsors of these products act as wholesalers and distribute the products by syndicating them through an extensive network of national and regional brokerage firms.  These broad marketing networks are assembled and re-assembled each time that a product is introduced into the retail marketplace by a product sponsor.   The sponsors of these various products will typically receive copyright data for one or more proprietary ranking systems, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios.  The sponsors are also given permission to associate Value Line trademarks with the products.  Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data.  Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

       Value Line’s primary copyright data products have been structured as Unit Investment Trusts, Exchange Traded Funds, annuity products and other types of managed products, all of which have in common some degree of reliance on the Value Line Ranks for their portfolio creation. These products are offered and distributed by our sponsors.  The current primary sponsors include: First Trust Advisors, Jackson National Life Insurance and Advisors Asset Management, Inc.  Examples of Value Line’s Copyright Data methodology can be found in the following three Value Line indexed Exchange Traded Funds now listed on the New York Stock Exchange:

First Trust Value Line Dividend Fund (FVD)

       The FVD portfolio seeks to provide total return through a combination of current income and capital appreciation by investing in stocks selected by the third party using Value Line’s Copyright Data from among U.S. exchange listed securities of companies that pay above average dividends and have the potential for capital appreciation.

First Trust Value Line 100 (FVL)

       FVL’s objective is to provide capital appreciation.  It seeks to outperform the S&P 500 Index by adhering to a disciplined strategy of investing in a diversified portfolio of the 100 common stocks ranked #1 using Value Line’s Timeliness Ranking System.

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

     Total assets managed by third parties participating in the copyright data programs were approximately $3.5 billion as of April 30, 2011, through four clients.

C.  Investment Management Services

      Until December 23, 2010, the Company, through its subsidiary EAM LLC, was the investment adviser for the Value Line Funds.  Since December 23, 2010, EAM has acted as the investment adviser to the Value Line Funds.  Of the fourteen Value Line Funds, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”). All fourteen of the Value Line Funds are managed by portfolio managers employed by EAM.

    Until December 23, 2010, ESI, a wholly-owned subsidiary of the Company, was the distributor for the Value Line Funds.  Since December 23, 2010, ES has acted as the Distributor for the Value Line Funds.  State Street Bank, an unaffiliated entity, is the custodian of the assets of the Value Line Funds and provides them with fund accounting and administrative services.  Shareholder services for the Value Line Funds are provided by Boston Financial Data Services, an affiliate of State Street Bank.

 During fiscal 2011, the investment management business benefited from improved equity market conditions.  The market segments favored by EAM, which emphasizes quality growth stocks, generally led the market.  As a result, the Value Line Funds that invest in equity securities mostly outperformed the market and their peers.  Overall assets in the Funds, however, decreased by $78 million or 3.4% during fiscal 2011 due to net redemptions from the equity and fixed income funds.

Total net assets of the Value Line Funds at April 30, 2011, were:

(in thousands)

Value Line Strategic Asset Management Trust	$370,898
Value Line Income and Growth Fund, Inc.	341,346
Value Line Premier Growth Fund, Inc.	336,485
Value Line Emerging Opportunities Fund, Inc.	325,331
Value Line Larger Companies Fund, Inc.	214,877
Value Line Centurion Fund, Inc.	149,840
Value Line Fund, Inc.	115,813
Value Line U.S. Government Money Market Fund, Inc.	89,356
Value Line U.S. Government Securities Fund, Inc.	81,349
Value Line Tax Exempt Fund, Inc.	76,860
Value Line Asset Allocation Fund, Inc.	64,520
Value Line Aggressive Income Trust	34,604
Value Line Convertible Fund, Inc.	27,401
Value Line New York Tax Exempt Trust	16,313
$2,244,993

      Investment management fees and distribution service fees (which we sometimes refer to as “12b-1fees”) vary among the Value Line Funds and may be subject to certain limitations.  Investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line PerformanceTM Ranking System in selecting securities for purchase or sale.  The Ranking System compares an estimate of the probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 stocks under review and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets.  Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com.  Each mutual fund may use “Value Line” in its name only to the extent permitted by the terms of the EAM Trust Agreement.

Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid an advisory fee.  EAM had no separately managed accounts as of April 30, 2011.  As of April 30, 2010 assets under management in separately managed accounts of EAM LLC were $48.4 million, up from $48.2 million at April 30, 2009.  Of the $48.4 million as of April 30, 2010, $24.5 million was affiliated with AB&Co.  Assets within the separately managed accounts were held at third party custodians, were subject to the terms of the applicable advisory agreement and did not have any advance notice requirement for withdrawals.

D.  Wholly-Owned Operating Subsidiaries

Wholly-owned operating subsidiaries of the Company as of April 30, 2011 include Value Line Publishing LLC. (“VLP”), Vanderbilt Advertising Agency, Inc. (“VAA”), Compupower Corporation (“CPWR”) and Value Line Distribution Center (“VLDC”).

1.	VLP is the publishing unit for the investment related periodical publications and copyright data.

2.	VAA places advertising on behalf of the Company’s publications.

3.	CPWR provides subscription fulfillment services and subscriber relations services for VLP publications.

4.
VLDC primarily handles all of the mailings of the publications to VLP’s subscribers.  Additionally, VLDC provides office space for Compupower’s subscriber relations and data processing departments, and provides a disaster recovery site for the New York operations.

E.       Trademarks

The Company holds trademark and service mark registrations for various names and logos in multiple countries. Value Line believes that these trademarks and service marks provide significant value to the Company and are an important factor in the marketing of its products and services and of the Value Line Funds.  All of the Company’s trademarks and service marks are valid as long as they are in use and their registrations are properly maintained. The Company is utilizing all of its material trademarks and service marks and properly maintaining all registrations.

F. Investments

As of April 30, 2011, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $18,832,000 including equity securities with a fair market value of $1,466,000.  The remainder of the Company’s investments were holdings of $11,208,000 held in fixed income obligations and investments of $6,158,000 in money market mutual funds that invest primarily in U.S. Government securities and bank certificates of deposits.

G.  Employees

       At April 30, 2011, the Company and its subsidiaries employed 175 people.

       The Company and its affiliates, officers, directors and employees may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company’s publications.  Analysts are not permitted to own securities of the companies they cover.  The Company has adopted rules requiring reports of securities transactions by employees for their respective accounts.  The Company has also established policies restricting trading in securities whose ranks are about to change in order to avoid possible conflicts of interest.

H.  Principal Business Segments

       The information with respect to revenues from external customers and profit and loss of the Company’s identifiable principal business segments is incorporated herein by reference to Note 10 of the Notes to the Company’s Consolidated Financial Statements included in this Form 10-K.

       The Company’s assets identifiable to each of its principal business segments at the end of each of the past three fiscal years were as follows:

	April 30,

	2011	2010	2009
		(in thousands)

Investment Periodicals, Related Publications and Copyright Data	$11,827	$12,734	$11,867

Investment Management (1)	-	9,397	22,914

Corporate Assets (2)	75,976	37,854	82,774
	$87,803	$59,985	$117,555

(1)
Although, through its non-voting revenues and profits interests in EAM, the Company retains a substantial interest in the cash flows of the investment management business subsequent to the completion of the Restructuring Transaction on December 23, 2010, this business is no longer considered a reportable business segment.

(2)	Corporate assets at April 30, 2011 include Value Line’s non-voting interest in revenues and non-voting interest in profits in EAM valued under the equity method of accounting at $55,853,000.

I.  Competition

       Both the investment information and publishing business conducted by the Company and the investment management business conducted by EAM are very competitive.  There are many competing firms and a wide variety of product offerings.  Some of the firms in these industries are substantially larger and have greater financial resources than the Company and EAM.  The Internet continues to increase the amount of competition in the form of free and paid online investment research.  With regard to the investment management business conducted by EAM, the prevalence of broker supermarkets or platforms permitting easy transfer of assets among mutual funds, mutual fund families, and other investment vehicles tends to increase the speed with which shareholders can leave or enter the Value Line Funds based, among other things, on short-term fluctuations in performance.

J.  Executive Officers of the Registrant

       The following table lists the names, ages (at June 30, 2011), and principal occupations and employment during the past five years of the Company’s Executive Officers.  All officers are elected to terms of office for one year.  Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	57	Acting Chairman and Acting Chief Executive Officer since November 2009; Chief Legal Officer; Vice President; Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co. Mr. Brecher has been an officer of the Company for more than 18 years.

John A. McKay	52	Chief Financial Officer since December 2010; Director of Accounting from October 2010 to December 2010. Prior to joining Value Line, Mr. McKay was Senior Vice President and Chief Financial Officer of Mitsui Foods, Inc. from April 2007 to December 2009. From March 2002 to March 2007 he was Executive Vice President and Chief Financial Officer of Langenscheidt Publishing Group.

Stephen R. Anastasio	52	Vice President since December 2010; Director since February 2010; Treasurer since 2005; Treasurer of each of the Value Line Funds from September 2005 to August 2008. Mr. Anastasio has been an officer of the Company for more than 20 years.

WEB SITE ACCESS TO SEC REPORTS

       The Company’s Internet site address is www.valueline.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are made available on the “Corporate Filings” page under the “About Value Line” tab of the Company’s Internet site as soon as reasonably practicable after the reports are filed electronically with the SEC.  All of the Company’s SEC reports are also available on the SEC Internet site, www.sec.gov.

ITEM 1A.  RISK FACTORS

       In addition to the risks referred to elsewhere in this Form 10-K, the following risks, among others, sometimes may have affected, and in the future could affect, the Company’s businesses, financial condition or results of operations and/or the investment management business conducted by EAM and consequently, the amount of revenue we receive from EAM.  The risks described below are not the only ones we face.  Additional risks not discussed or not presently known to us or that we currently deem insignificant, may also impact our businesses.

The Company and its subsidiaries are dependent on the efforts of its executives and professional staff.
       The Company’s future success relies upon its ability to retain and recruit qualified professionals and executives.  The Company’s executive officers do not have employment agreements with the Company and the Company does not maintain “key man” insurance policies on any of its executive officers.  The loss of the services of key personnel could have an adverse effect on the Company.

A decrease in the revenue generated by EAM’s investment management business could adversely affect the Company’s cash flow and financial condition.
       The Company derives a significant portion of its cash flow from its non-voting revenues and non-voting profits interests in EAM.  A decrease in the revenue generated by EAM’s investment management business, whether resulting from performance, competitive, regulatory or other reasons, would reduce the amount of cash flow received by the Company from EAM, which reduction would adversely affect the Company’s cash flow and financial condition.

EAM’s assets under management, which impact EAM’s revenue, and consequently the amount of the cash flow that the Company receives from EAM, are subject to fluctuations based on market conditions and individual fund performance.
       Financial market declines and/or adverse changes in interest rates would generally negatively impact the level of EAM’s assets under management and consequently its revenue and net income.  Major sources of investment management revenue for EAM (i.e., investment management and service and distribution fees) are calculated as percentages of assets under management.  A decline in securities prices or in the sale of investment products or an increase in fund redemptions would reduce fee income.  A prolonged recession or other economic or political events could also adversely impact EAM’s revenue if it led to decreased demand for products, a higher redemption rate, or a decline in securities prices.  Good performance of managed assets relative to both competing products and benchmark indices generally assists in both retention and growth of assets, and may result in additional revenues.  Conversely, poor performance of managed assets relative to competing products or benchmark indices tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to EAM.  Poor performance could, therefore, have an adverse effect on the amount of cash flow that the Company receives in respect to its non-voting revenues and profits interests in EAM and consequently, on the Company’s cash flow and financial condition.

EAM derives all of its investment management fees from the Value Line Funds.
           EAM is dependent upon management contracts and service and distribution contracts with the Value Line Funds under which these fees are paid.  As required by the Investment Company Act of 1940 (the “1940 Act”), the Trustees/Directors of the Funds, all of whom are all independent of the Company and of EAM, have the right to terminate such contracts.  If any of these contracts are terminated, not renewed, or amended to reduce fees, EAM’s financial results, and consequently, the Company’s cash flow and financial condition, may be adversely affected.

If the Company does not maintain its subscriber base, its operating results could suffer.
A substantial portion of the Company’s revenue is generated from print and electronic subscriptions.  VLP’s three month trial and full term subscriptions are paid in advance by subscribers.  Unearned revenues are accounted for on the balance sheet of the Company.  The backlog of orders is primarily generated through renewals and new subscription marketing efforts as the Company deems appropriate.  Future results will depend on the renewal of existing subscribers and obtaining new subscriptions for the investment periodicals and related publications.  The availability of competitive information on the Internet at low or no cost could negatively impact demand for VLP’s publications.

The Company believes that the negative trend in overall subscription revenue experienced in recent years is likely to continue until new products have been developed and marketed.
In recent years, the Company has experienced a negative trend in overall subscription revenue.  The Company believes that this trend is likely to continue, albeit at a slower rate than the decline experienced in recent years, until new products have been developed and marketed.  The Company has established the goal of developing competitive electronic products and marketing them effectively through traditional and electronic channels.  Towards that end, Company staff and a third-party firm are developing online marketing strategies and modernizing legacy information technology systems.  The Company is not able to predict when these efforts will result in the launch of new products or whether they will be successful in reversing the trend of declining subscription revenues.

Loss of copyright data clients or decline in their customers could reduce the Company’s revenues.
Copyright Data agreements are based on market interest in the respective proprietary information.  If the fees from proprietary information decline, the Company’s operating results could suffer.

Failure to protect its intellectual property rights and proprietary information could harm the Company’s ability to compete effectively and could negatively affect operating results.
The Company’s trademarks and tradenames are important assets to the Company.  Although its trademarks are registered in the United States and in certain foreign countries, the Company may not always be successful in asserting global trademark or tradename protection. In the event that other parties infringe on its intellectual property rights and it is  not successful in defending its intellectual property rights, the result may be a dilution in the value of the Company’s brands in the marketplace. If the value of its brands becomes diluted, such developments could adversely affect the value that its customers associate with its brands, and thereby negatively impact its sales. Any infringement of our intellectual property rights would also likely result in a commitment of Company resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our intellectual property rights and we may not be able successfully to resolve such claims.  All of the Company’s trademarks and service marks are valid as long as they are in use and their registrations are properly maintained. The Company is utilizing all of its material trademarks and service marks and properly maintaining registrations for them.

Adverse changes in market and economic conditions could lower demand for the Company’s and EAM’s products and services.
       The Company provides its products and services to individual investors, financial advisors, and institutional clients. Adverse conditions in the financial and securities markets may have an impact on the Company’s subscription  revenues, securities income, and copyright data fees which could adversely affect the Company’s results of operations and financial condition.  Adverse conditions in the financial and securities markets could also have an adverse effect on EAM’s investment management revenues and, consequently, on the amount of cash flow that the Company receives from EAM and on the Company’s financial condition.

The Company and EAM face significant competition in their respective businesses.
      Both the investment information and publishing business conducted by the Company and the investment management business conducted by EAM are very competitive.  There are many competing firms and a wide variety of product offerings.  Some of the firms in these industries are substantially larger and have greater financial resources than the Company and EAM.  With regard to the investment information and publishing business, barriers to entry have been reduced by the minimal cost structure of the Internet and other technologies.  With regard to the investment management business, the absence of significant barriers to entry by new investment management firms in the mutual fund industry increases competitive pressure.  Competition in the investment management business is based on various factors, including business reputation, investment performance, quality of service, marketing, distribution services offered, the range of products offered and fees charged.  Access to mutual fund distribution channels has also become increasingly competitive.

Government regulations, any changes to government regulations, and regulatory proceedings and litigation may adversely impact the business of the EAM.
       Changes in legal, regulatory, accounting, tax and compliance requirements could have an effect on EAM’s operations and results, including but not limited to increased expenses and restraints on marketing certain funds and other investment products.  EAM is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”).  The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations.  ES is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, also known as “FINRA”.  Each Value Line Fund is a registered investment company under the 1940 Act.  The 1940 Act requires numerous compliance measures, which must be observed, and involves regulation by the SEC.  Each fund and its shareholders may face adverse tax consequences if the Value Line Funds are unable to maintain qualification as registered investment companies under the Internal Revenue Code of 1986, as amended.  Those laws and regulations generally grant broad administrative powers to regulatory agencies and bodies such as the SEC and FINRA.  If these agencies and bodies believe that EAM, ES or the Value Line Funds have failed to comply with their laws and regulations, these agencies and bodies have the power to impose sanctions.  EAM, ES and the Value Line Funds, like other companies, can also face lawsuits by private parties.    Regulatory proceedings and lawsuits are subject to uncertainties, and the outcomes are difficult to predict.  Changes in laws, regulations or governmental policies, and the costs associated with compliance, could adversely affect the business and operations of the EAM, ES and the Value Line Funds.  An adverse resolution of any regulatory proceeding or lawsuit against the EAM or ES could result in substantial costs or reputational harm to them or to the Value Line Funds and have an adverse effect on their respective business and operations.  An adverse effect on the business and operations of EAM, ES and/or the Value Line Funds could reduce the amount of cash flow that the Company receives in respect of its non-voting revenues and non-voting profits interests in EAM and, consequently, could adversely affect the Company’s cash flows, results and financial condition.

Terrorist attacks could adversely affect the Company and EAM.
       A terrorist attack, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on the New York City area, the local economy, the United States economy, the global economy, and U.S. and/or global financial markets and could also have a material adverse effect on the Company’s business and on the investment management business conducted by EAM.

Our controlling stockholder exercises voting control over the Company and has the ability to elect or remove from office all of our directors.
       AB&Co. beneficially owns approximately 86.6% of the outstanding shares of the Company’s voting stock.  AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

We are not subject to most of the listing standards that normally apply to companies whose shares are quoted on NASDAQ.
       Our shares of common stock are quoted on NASDAQ.  Under the NASDAQ listing standards, we are deemed to be a “controlled company” by virtue of the fact that AB&Co. has voting power with respect to more than 50% of our outstanding shares of voting stock.  A controlled company is not required to have a majority of its board of directors comprised of independent directors.  Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nomination committee comprised solely of independent directors, nor do the NASDAQ listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process.  A controlled company is also exempt from NASDAQ’s requirements regarding the determination of officer compensation by a majority of the independent directors or a compensation committee comprised solely of independent directors.  Although we currently comply with certain of the NASDAQ listing standards that do not apply to controlled companies, our compliance is voluntary, and there can be no assurance that we will continue to comply with these standards in the future.

Restructuring Transaction

       The Restructuring Transaction that closed on December 23, 2010, is believed by the Company to have achieved compliance with the requirements of the order issued by the SEC on November 4, 2009 (see Item 3, “Legal Proceedings”, below).  However, there is a risk that the Company might be required to take additional steps, which, if required could adversely affect the Company’s results of operations or its financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS.

None, to the knowledge of the Company.

Item 2. PROPERTIES.

       The Company leases approximately 64,000 square feet of office space at 220 East 42nd Street in New York.  The lease expires May 2013. In connection with the EAM Restructuring Transaction described above, the Investment Management division vacated the New York premises.  As a result approximately 18% of the New York facility is presently not utilized.  In addition to the New York, NY office space, the Company owns a warehouse facility with approximately 85,000 square feet in New Jersey.  The facility primarily serves the distribution operations for the various Company publications and the fulfillment operations of CPWR for the publications and serves as a disaster recovery site for the Company.  The Company believes the capacity of these facilities is sufficient to meet the Company’s current and expected future requirements.

Item 3. LEGAL PROCEEDINGS.

During the period from 1986 until voluntarily suspended by Value Line in November 2004, Value Line had arrangements with several of the Funds managed by Value Line pursuant to which, acting through an affiliated broker in respect of certain securities trades, Value Line’s affiliated broker charged the Funds commission rates of $0.0488 per share, and forwarded such transactions to unaffiliated brokerage firms for execution, clearance and settlement at a commission rate that varied from $.02 to $.01 per share.  The SEC alleged that Value Line’s affiliated broker retained the excess without providing any brokerage services. On November 4, 2009, the Company, its former brokerage subsidiary and Jean B. Buttner and David T. Henigson, who were former officers and directors of the Company, concluded a negotiated settlement with the SEC as a result of an investigation into the brokerage practices discussed above (the “Settlement”).

In connection with the Settlement, the Company without admitting or denying the SEC charges, paid $43,706,000 to the SEC in November 2009.  During fiscal 2010, the Company recorded a provision for settlement in the amount of $48,106,000, which amount included $4,400,000 of estimated expenses associated with the Fair Fund administration and other costs which the Company is required to pay.  During fiscal 2011, the SEC appointed A.B. Data, Ltd. as the Administrator of the Fair Fund.  A.B. Data, Ltd. has no affiliation with the Company.  In connection with its ongoing administration of the Fair Fund, A.B. Data, Ltd. estimated that the remaining costs of administration would be less than originally determined.  Accordingly, the Company reduced its liability for the future costs of administration by $1,767,000 during fiscal 2011.  The outstanding provision for settlement in the amount of $1,464,000 reflected as a liability in the consolidated balance sheet as of April 30, 2011, includes anticipated costs of Fair Fund administration as well as certain fees and costs arising from the Settlement and the Restructuring Transaction.

Subsequent to the Settlement and pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, the Company’s disgorgement, interest and penalty payments were placed into a Fair Fund created by the SEC.  The Fair Fund will be used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement.  The Company is required to bear all costs associated with the Fair Fund distribution, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution.

The Settlement also required that the two former officers and directors who participated in the Settlement no longer be directors or officers of any issuer in the U.S. that has a class of securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) or is required to file reports pursuant to section 15(d) of the Exchange Act and disassociate themselves from the Company’s investment management and brokerage business.  In the case of the Company’s former Chief Executive Officer and indirect controlling shareholder, Jean B. Buttner, the Settlement expressly permitted her to continue to exercise control until November 4, 2010, which date was extended by the SEC to December 24, 2010, for the purpose of engaging in one or more transactions that would result in her terminating her affiliated person status with respect to the Company’s then broker-dealer and investment adviser subsidiaries.  This was achieved on December 23, 2010 upon the closing of the Restructuring Transaction in which EAM, a Delaware business trust, succeeded to the regulated businesses formerly conducted by Value Line.

 The Settlement with the SEC resulted in Value Line being precluded from retaining the profits, through its brokerage subsidiary, from commissions charged for securities trading by the Funds. Value Line had voluntarily suspended this practice in 2004, five years prior to the Settlement, so this aspect of the Settlement will not result in any change in revenue compared to more recent fiscal years. As further described below, the Settlement also resulted in the investment adviser business being transferred to EAM.  Value Line continues to have both a non-voting revenues interest and a non-voting profits interest in EAM.

In connection with the Restructuring Transaction, in accordance with the requirements of the Investment Company Act of 1940 (the “1940 Act”), at the time of the Restructuring Transaction, each Fund’s prior investment advisory agreement terminated and EAM entered into a new investment advisory agreement with each Fund.  The services provided by EAM under each new agreement and the rates at which fees are paid by each Fund under its new agreement are the same as under that Fund’s prior investment advisory agreement.  In addition, the other terms of each Fund’s new investment advisory agreement are the same as that Fund’s prior investment advisory agreement, except for the date of execution, the two-year initial term, immaterial updating changes and immaterial changes in form.

Each Fund had a distribution agreement with ESI (the “Distributor”), a wholly-owned subsidiary of EAM LLC, pursuant to which the Distributor acts as principal underwriter and distributor of the Funds for the sale and distribution of their shares.  As part of the Restructuring Transaction ESI was restructured as a Delaware limited liability company and changed its name to EULAV Securities LLC (which we sometimes refer to as “ES”).  No other changes were made to the Distributor’s organization, including its operations and personnel.  For its services under the agreements, the Distributor is not entitled to receive any compensation, although it is entitled to receive fees under each Fund’s Service and Distribution Plan.

As part of the Restructuring Transaction, EAM’s capital structure was revised so that Value Line owns only a non-voting revenues interest and a non-voting profits interest in EAM and five individuals each own 20% of the voting profits interests of the Adviser (“EAM”).  The holders of EAM’s voting profits interests have the right to elect five individual trustees and a Delaware resident trustee of EAM.  The trustees of EAM manage the combined company consisting of the Adviser and the Distributor much like a board of directors.  EAM’s holders of the voting profits interests elected themselves as the five initial individual trustees of the Adviser and the Corporation Trust Company as the Delaware resident trustee. The Trustees initially delegated the authority to manage the day-to-day business of the Adviser and the Distributor to the Adviser’s senior executive, Mitchell E. Appel, who is one of the Trustees and is also a Director of the Funds.

Each of the five individuals holding voting profits interests in EAM was granted 20% of the voting power for the election of trustees and other matters submitted for approval by the holders of the profits interests of the Adviser in exchange for the agreement by such individual to act as an initial voting profits interest holder and, in the case of Mr. Appel, as the initial senior executive officer, of EAM in order to enable Value Line to complete the required disassociation from the Company’s regulated entities. Collectively, the holders of the voting profits interests are entitled to receive 50% of the residual profits of the business, in which the share of Mr. Appel is 45% and the others each 1.25%, subject to temporary adjustments in certain circumstances, Value Line retains a non-voting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances and has no power to vote for the election, removal or replacement of the trustees of EAM. Value Line also has a non-voting revenues interest in EAM pursuant to which it is entitled to receive a portion of the non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved as determined by the directors of Value Line after reviewing a valuation report by the directors’ financial advisors) plus any additional capital contributions (Value Line or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holders of the non-voting profits interests (initially Value Line); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holders of the non-voting profits interests.

In connection with the Restructuring Transaction, Value Line (1) granted the Adviser, the Distributor and each Fund use of the name “Value Line” so long as the Adviser remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies as they exist on the date of the investment advisory agreement, provided also the Funds do not use leverage for investment purposes, short selling or other complex or unusual investment  strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide the Adviser its ranking information without charge on as favorable a basis as to its best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents.

The EAM trust entity has no fixed term, but in the event that control of the Company’s majority shareholder changes, or in the event that the majority shareholder no longer beneficially owns 5% or more of the voting securities of the Company, then the Company has the right, but not the obligation, to buy the voting profits interests in EAM at a fair market value to be determined by an independent valuation firm in accordance with the terms of the EAM Trust Agreement.

 Value Line also has certain consent rights with respect to extraordinary events involving EAM, such as a proposed sale of all or a significant part of EAM, material acquisitions, entering into businesses other than asset management and fund distribution, paying compensation in excess of the mandated limit of 22.5%-30% of non-distribution fee revenues (depending on the level of such revenues), declaring voluntary bankruptcy, making material changes in tax or accounting policies or making substantial borrowings, and entering into related party transactions. These rights were established to protect Value Line’s non-voting revenues and non-voting profits interests in EAM.

As a result of the Restructuring Transaction, Value Line ceased to “control” (as that term is defined in the 1940 Act) the Adviser or the Distributor.  Under the terms of the Settlement with the SEC, two individuals who participated in the Settlement were barred from association with any broker, dealer, or investment adviser and were prohibited from serving or acting in various capacities, including as an “affiliated person” (as that term is defined in the 1940 Act) of the Funds, the Adviser or the Distributor subject to a limited exception until December 24, 2010. The required “disassociation” was accomplished when the Company transferred 100% of the voting control over the regulated investment adviser and broker-dealer subsidiaries to five individual voting profits interest holders of EAM, none of whom is under the control of the Company or its direct or indirect majority shareholder.

On a short-term transitional basis, EAM and the Distributor occupied a portion of the premises that the Company leases from a third party.  The Company received rental payments from EAM and provided certain accounting and other administrative support services to EAM on a transitional basis. In accordance with the terms of the Restructuring Transaction, EAM vacated the Company’s premises before June 1, 2011.

Set forth below is brief biographical information with respect to the five individuals who, to the knowledge of the Company, will own all of the voting profits interests in the Adviser, including information with respect to each such person’s association with the Company as an employee or director prior to the completion of the Restructuring Transaction:

●
Mr. A. Short, the first Chairman of the Trustees of EAM, is a former practicing attorney with an extensive background in the mutual funds industry and interests in private equity firms.  He served as (executive) Vice Chairman of W. P. Stewart & Co., Inc. and currently serves as an independent director and Audit Chair of an unrelated funds group.

●
Mr. A. Aronovitz is an experienced accountant and financial executive and served as interim chief financial officer of Comverse Technologies, a public company, after being appointed to the position following a securities investigation.

●	Mr. R. Berenger is a highly experienced compliance official, principally in the brokerage industry.

●
Mr. R. Rice was a practicing attorney and is currently the Managing Partner of Tangent Capital and also serves on the boards of several private technology and media companies. Mr. Rice has succeeded Mr. Sirota as a Trustee of EAM (Mr. Sirota was one of the five initial individual Trustees of EAM and subsequently resigned).  Mr. Rice anticipates acquiring Mr. Sirota’s non-voting profits interest.

●
Mr. M. Appel was the Chief Financial Officer of the Company from April 2008 to December 2010 and from September 2005 to November 2007; President of each of the Value Line Funds since June 2008;  Director of each of the Value Line Funds since December 2010;  President of EAM LLC and ESI from February 2009 until the completion of the Restructuring Transaction on December 23, 2010; Treasurer of Value Line from June to September 2005; and Chief Financial Officer, XTF Asset Management from November 2007 to April 2008. Mr. Appel served as a Director on the Company’s Board from February 2010 to December 2010. He earned his MBA from New York University.

On September 3, 2008, the Company was served with a derivative shareholder’s suit filed in New York County Supreme Court (the “Court”) naming certain current and former directors of the Company and alleging breach of fiduciary duty and related allegations, most of which arise from the SEC matter. The complaint sought return of remuneration by the directors and other remedies. A second derivative shareholder’s suit was filed in New York County Supreme Court on or about November 9, 2009, naming certain current and former Value Line Directors and the Parent as defendants. This suit primarily restates the same or similar allegations and seeks similar remedies as were sought in the earlier derivative shareholder’s suit served in September 2008. By order dated January 8, 2010, the Court granted plaintiffs’ motion to consolidate the two cases. The Company has advised its insurance carriers of these developments.  It is not possible to estimate accurately an amount or range of loss on the Company’s financial statements.

The present and former directors who are defendants in the consolidated cases filed in 2008 and 2009 are Howard A. Brecher, Edgar A. Buttner, Jean B. Buttner and David T. Henigson.  The complaints do not specify a basis for calculating remuneration that the actions seek to have returned to the Company, nor do the original or amended complaints state a total of such remuneration.

Following mediation under the auspices of the Court, on March 22, 2011, an agreement in principle was reached by the parties to settle the litigation.  The settlement in principle is subject to the parties’ execution of a settlement agreement and Court approval.  Provided the settlement agreement is consummated and approved, the settlement in principle calls for payment of settlement funds in an aggregate sum of $2.9 million for the benefit of the Company’s minority shareholders (the Company’s shareholders other than AB&Co., all other named defendants and members of their immediate families).  That sum is inclusive of any and all costs and expenses of the plaintiffs in relation to the case, including but not limited to legal fees and other charges and court costs.    Since the settlement in principle calls for payment of settlement funds by parties other than the Company, the settlement of these cases on the terms contemplated by the settlement in principle, if completed, will have no material effect on the financial condition, results of operations or cash flows of the Company.

Item 4. (Removed and Reserved)

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       The Registrant’s Common Stock is traded on NASDAQ under the symbol “VALU”.  The approximate number of record holders of the Registrant’s Common Stock at April 30, 2011 was 50.  As of June 30, 2011, the closing stock price was $13.41.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Dividend Declared Per Share

April 30, 2011	$14.04	$13.87	$0.20
January 31, 2011	$13.17	$12.95	$0.20
October 31, 2010	$17.45	$16.46	$2.00
July 31, 2010	$14.78	$13.80	$0.20

April 30, 2010	$27.25	$19.86	$3.00
January 31, 2010	$28.48	$24.33	$0.20
October 31, 2009	$32.85	$29.29	$0.20
July 31, 2009	$36.52	$30.70	$0.20

        On July 14, 2011 the Board of Directors of Value Line declared a quarterly dividend of $0.20 per share to shareholders of record as of July 25, 2011 to be paid on August 4, 2011.

         As of the date of this Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans.  The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2011.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2011.   All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2011 through February 28, 2011	2,421	$13.67	2,421	$3,110,118
March 1, 2011 through March 31, 2011	0	0	0	0
April 1, 2011 through April 30, 2011	0	0	0	0
Total	2,421	$13.67	2,421	$3,110,118

(1)
All shares represent shares repurchased pursuant to authorization of the Board of Directors.  In January 2011 the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $3,200,000.  The repurchase authorization extends through January 15, 2012 unless extended by the Board of Directors.

Item 6. SELECTED FINANCIAL DATA.

       Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended April 30,

	2011	2010	2009	2008	2007
	(1)	(1)
	(in thousands, except number of shares and per share amounts)
Revenues:

Investment periodicals and related publications	$34,406	$35,965	$39,935	$42,791	$45,619

Copyright data fees	3,568	3,243	4,333	7,066	6,861

Investment management fees and services	10,693	18,932	24,973	32,821	31,155

Total revenues	$48,667	$58,140	$69,241	$82,678	$83,635

Income/(loss) from operations	$8,533	($32,190)	$24,223	$34,450	$35,635

Gain from deconsolidation of subsidiaries	$50,510	-	-	-	-

Revenues and profits interests in EAM Trust	$2,355	-	-	-	-

Income from securities transactions, net	$65	$837	$11,625	$6,294	$4,867

Net income/(loss)	$37,782	($23,188)	$22,953	$25,550	$24,607

Earnings/(loss) per share, basic and fully diluted	$3.79	($2.32)	$2.30	$2.56	$2.47

Total assets	$87,803	$59,985	$117,555	$137,953	$128,963

Weighted average number of common shares outstanding	9,980,000	9,981,600	9,981,600	9,981,600	9,981,600

Cash dividends declared per share	$2.60	$3.60	$1.50	$1.20	$1.15

(1)	See Item 1, “Restructuring of Asset Management and Mutual Fund Distribution Businesses”, Item 3, “Legal Proceedings” and Item 7, “Management Discussion and Analysis”.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help a reader understand Value Line, its operations and business factors.  The MD&A should be read in conjunction with Item 1, “Business”, Item 1A, “Risk Factors”, and in conjunction with the consolidated financial statements and the accompanying notes contained in Item 8 of this report.

The MD&A includes the following subsections:

●	Executive Summary of the Business
●	Results of Operations
●	Liquidity and Capital Resources
●	Critical Accounting Estimates and Policies

Executive Summary of the Business

The Company’s primary businesses are producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products.  Prior to December 23, 2010, the date of the Restructuring Transaction discussed below under “Restructuring of Asset Management and Mutual Fund Distribution Businesses”, the Company, through its wholly owned subsidiary EAM LLC, provided investment management services to the Value Line Funds, institutions and individual accounts, and, through its wholly-owned subsidiary ESI, provided distribution, marketing, and administrative services to the Value Line Funds. Value Line markets under well known brands including The Value Line Investment Survey, The Value Line Research Center, and The Most Trusted Name in Investment Research. The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

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

Cash received and the value of receivables for amounts billed to retail and institutional customers is recorded as unearned revenue until the order is fulfilled.  As the subscriptions are fulfilled, the Company recognizes revenue in equal installments over the life of the particular subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long-term liabilities.

Until December 23, 2010, the Company’s businesses consolidated into two business segments.  The investment related periodical publications (retail and institutional) and fees from copyright data including proprietary ranking system information and other proprietary information consolidate into one segment entitled Investment Periodicals, Publications and Copyright Data.  Until December 23, 2010, the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment entitled Investment Management.  As of April 30, 2011, the end of the Company’s 2011 fiscal year, the Investment Periodicals, Publications and Copyright Data segment constitutes the Company’s only business segment.

Restructuring of Asset Management and Mutual Fund Distribution Businesses

As of December 23, 2010, the Company completed its previously announced restructuring of its asset management and mutual fund distribution businesses (the “Restructuring Transaction”).  As part of the Restructuring  Transaction: (1) EULAV Securities, Inc., a New York corporation and wholly-owned subsidiary of the Company that acted as the distributor of the 14 Value Line Funds (“ESI”), was restructured into a Delaware limited liability company named EULAV Securities LLC (“ES”); (2) the Company transferred 100% of its interest in ES to EULAV Asset Management LLC (“EULAV Asset Management”), a wholly-owned subsidiary of the Company that acted as the investment adviser to the Value Line Funds; (3) EULAV Asset Management was converted into EULAV Asset Management Trust, a Delaware trust (“EAM”); and (4) EAM issued voting profits interests to five individuals (the “Voting Profits Interest Holders”) who were selected by the independent directors of the Company, and (5) pursuant to the EAM Trust Agreement, the Company received an interest in certain revenues of EAM and a portion of the residual profits of EAM but has not voting authority with respect to the election or removal of the trustees of EAM. Value Line restructured its ownership interests in EAM to non-voting revenues and profits interests. Pursuant to EAM’s Declaration of Trust (the “EAM Trust Agreement”), Value Line has no voting authority with respect to the election or removal of the trustees of EAM and holds an interest in non-12b-1 revenues of EAM and generally 50% of the residual profits of EAM.

The Voting Profits Interest Holders paid no consideration in exchange for their interests in EAM.  Mitchell Appel, formerly the president of ESI and EULAV Asset Management as well as a director of each of the Value Line Funds, is one of the Voting Profits Interest Holders of EAM and, effective December 23, 2010, was appointed the first Chief Executive Officer of EAM by the Trustees of EAM.  Mr. Appel resigned his positions as Chief Financial Officer and a director of the Company on December 9, 2010 and resigned from his position as an employee of the Company on December 22, 2010.  The Company recorded as post-employment compensation expense the value of the voting profits interests in EAM granted to Mr. Appel.

  Pursuant to the EAM Trust Agreement, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking information to EAM without charge or expense. As a result of the Restructuring Transaction, which involved the deconsolidation of Value Line’s former subsidiaries, EAM LLC and ESI, the Company recorded a pre-tax accounting gain (non-cash) of $50,510,000, restructuring expenses of $3,764,000, non-cash postemployment compensation expense of $1,770,000, and $914,000 of expenses related to the operating lease exit obligation for the vacated EAM office space, during the twelve months ended April 30, 2011. The net income of the Company for the fiscal year ended April 30, 2011 also includes approximately $17.1 million of deferred income tax expense that resulted from the Restructuring Transaction, including the deconsolidation of Value Line’s former subsidiaries, EAM LLC and ESI.

Business Environment

During the Company’s fiscal year ended April 30, 2011 (which we sometimes refer to as “fiscal 2011) the global financial markets had positive performance. For the twelve months ended April 30, 2011, the NASDAQ and Dow Jones Industrial Average were up 17% and 16%, respectively.  Value Line top ranked stocks (Timeliness Rank 1 and 2) gained 26.4% in the twelve months ended April 30, 2011, significantly ahead of the S&P 500 Index which rose 13.2% during the same period. The NASDAQ and the Dow Jones Industrial Average declined 39.1% and 38.6% respectively from the end of September 2008 to March 9, 2009.  From March 9, 2009 to April 30, 2011, those indices have increased nearly 127% and 96%, respectively, with the NASDAQ 38% and the Dow Jones Industrial Average 18% above their respective September 2008 levels. Nevertheless, the severe downturn experienced in the September 2008 to March 2009 period and continued volatility in the financial markets have resulted in many individual investors withdrawing money from equity investments, including equity mutual funds. This risk averse temperament of investors continues to negatively impact both the Company’s revenues from its research periodicals and publications and the Company’s cash flows derived from its non-voting revenues and non-voting profits interests in EAM.  Investment management fees for fiscal 2011 declined primarily as a result of an 11% decline in average Value Line Fund assets under management during fiscal 2011 as compared to the average Value Line Fund assets under management for the twelve months ended April 30, 2010 (which we sometimes refer to as “fiscal 2010”).  In response, the Company continues to be diligent in operational and marketing execution, and in expense management.

Results of Operations

The operating results of the Company for fiscal year 2011 improved from the previous year.
The following table illustrates the key earnings figures for each of the three years ended April 30, 2011, 2010, and 2009.

Year Ended April 30,	2011	2010	2009	Percentage Change
(in thousands, except earnings/(loss) per share)				11 vs. 10	10 vs. 09
Earnings/(loss) per share	$3.79	($2.32)	$2.30	263.4%	-200.9%
Net income/(loss)	$37,782	($23,188)	$22,953	262.9%	-201.0%
Operating income/(loss)	$8,533	($32,190)	$24,223	126.5%	-232.9%
Operating expenses	$40,134	$90,330	$45,018	-55.6%	100.7%

Gain from de-consolidation of subsidiaries	$50,510	-	-	n/a	n/a

Revenues and profits interests from EAM	$2,355	-	-	n/a	n/a
Income from securities transactions, net	$65	$837	$11,625	-92.2%	-92.8%

For the twelve months ended April 30, 2011, the Company’s net income of $37,782,000, or $3.79 per share, which included a pre-tax gain of $50,510,000 from deconsolidation of the Company’s former investment management subsidiaries, EAM LLC and ESI, restructuring expenses of $3,764,000, post-employment compensation expense of $1,770,000 related to the grant of a voting profits interest in EAM to a former employee, $914000 of expenses for operating lease exit costs related to the relocation of the EAM operations and a $1,767,000 reduction in the estimated cost of administration of the Fair Fund, was $60,970,000 above the net loss of $23,188,000, or $2.32 per share, for the twelve months ended April 30, 2010.  The net loss for fiscal 2010 included $48,106,000 of expenses related to the SEC Settlement discussed in Item 3, “Legal Proceedings” of this Form 10-K and a one-time charge of $727,000 for the write down of development software. Net loss of $23,188,000 for fiscal 2010 was $46,141,000 below net income of $22,953,000, or $2.30 per share, for the twelve months ended April 30, 2009 (which we sometimes refer to as “fiscal 2009”), primarily as a result of the SEC Settlement expense and the write down of development software during fiscal 2010.  Operating income was $8,533,000 for fiscal 2011 compared to the operating loss of $32,190,000 for fiscal 2010.  Operating income for fiscal 2010 included the previously mentioned SEC Settlement expense while operating income for fiscal 2011 included a reduction of $1,767,000 to these expenses resulting from a change in the estimated cost of administration of the Fair Fund.

Operating loss of $32,190,000 for fiscal 2010 was $56,413,000 below the operating income of $24,223,000 for fiscal 2010 primarily as a result of the expenses related to SEC Settlement.  Excluding the provision of $48,106,000 for the SEC Settlement and a one-time charge of $727,000 for the write down of development software, operating income for fiscal 2010 would have been $16,643,000, $7,580,000 or 31% below operating income for fiscal 2009.

Operating revenues from investment periodicals and related publications, and investment management fees and services (this segment was discontinued as of December 23, 2010) declined for the twelve months ended April 30, 2011, while copyright data fees for the period increased above the prior fiscal year.

	Operating revenues and % of total by year
Year Ended April 30,	2011		2010		2009		Percentage Change

(in thousands)	$$	%	$$	%	$$	%	11 vs. 10	10 vs. 09
Investment periodicals and related publications	$34,406	70.7%	$35,965	61.9%	$39,935	57.7%	-4.3%	-9.9%
Copyright data fees	$3,568	7.3%	$3,243	5.6%	$4,333	6.3%	10.0%	-25.2%
Investment management fees and services	$10,693	22.0%	$18,932	32.5%	$24,973	36.0%	-43.5%	-24.2%
Total Operating Revenues	$48,667		$58,140		$69,241		-16.3%	-16.0%

Investment periodicals and related publications revenues

           Investment periodicals and related publications revenues were down $1,559,000, or 4%, for twelve months ended April 30, 2011, as compared to fiscal 2010.  While the Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market, total product line circulation remains lower than in past years.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  As of April 30, 2011, total company-wide circulation has declined 2% compared to total circulation at April 30, 2010.  Although renewal rates for the flagship product, The Value Line Investment Survey, are 77%, up from 74% for fiscal 2010, the Company is not adding enough new subscribers to offset the subscribers that choose not to renew the flagship product and other Value Line products.  The Company has been successful in growing revenues from electronic investment periodicals within institutional sales, with earned revenues increasing $554,000 or 7% for the twelve months ended April 30, 2011, as compared to fiscal 2010. Gross institutional sales were $9,748,000 for the twelve months ended April 30, 2011, an increase of $387,000 or 4% from fiscal 2010.  This increase continues a positive growth trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers.

For fiscal 2010, investment periodicals and related publications revenues were down $3,970,000 or 10%, as compared to fiscal 2009.  As of April 30, 2010, total company-wide circulation had dropped 11% compared to total circulation at April 30, 2009.  Although renewal rates for The Value Line Investment Survey, were 74%, up from 70% for fiscal 2009, the Company did not add enough new subscribers to offset the subscribers that chose not to renew to the flagship product and other Value Line products.  The Company was successful in growing electronic investment periodicals revenues within institutional sales, which increased $671,000 or 10% from fiscal 2009.  Gross institutional sales for fiscal 2010 were $9,361,000, up $1,174,000, or 14%, from fiscal 2009.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

	Subscription Revenues

Year Ended April 30,	2011	2010	2009	Percentage Change
(in thousands)				11 vs. 10	10 vs. 09
Print publication revenues	$21,625	$23,309	$27,089	-7.2%	-14.0%
Electronic publication revenues	12,781	12,656	12,846	1.0%	-1.5%
Total investment periodicals and related publications revenue	$34,406	$35,965	$39,935	-4.3%	-9.9%

Sources of Subscription Revenues

	2011		2010		2009
	Print	Electronic	Print	Electronic	Print	Electronic
New Subscribers	11.0%	29.3%	10.6%	31.0%	11.0%	32.8%
Renewals	89.0%	70.7%	89.4%	69.0%	89.0%	67.2%
Total Subscribers	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

At April 30,	2011	2010	2009	Percentage Change
(in thousands)				11 vs. 10	10 vs. 09

Unearned revenues (short and long term)	$27,001	$27,177	$28,997	-0.6%	-6.3%

For the twelve months ended April 30, 2011, print publication revenues decreased $1,683,000, or 7%, from fiscal 2010 for the reasons described earlier.  Print circulation, which has always dominated the Company’s subscription base, has fallen 5% as of April 30, 2011 as compared to print circulation at April 30, 2010.  For the twelve months ended April 30, 2011, electronic publications revenues were 1% higher than for fiscal 2010.  The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the twelve months ended April 30, 2011, institutional revenues increased $554,000, or 7%, as compared to fiscal 2010.  For the twelve months ended April 30, 2011 electronic publications revenues from retail subscribers were down $429,000, or 9%, as compared to fiscal 2010.  The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products, which have not had a major update recently.

For the twelve months ended April 30, 2010, print publication revenues decreased $3,780,000 or 14% from fiscal 2009.  Fiscal 2010 print circulation, which has always dominated our subscription base, had decreased 12% from year end fiscal 2009.  Electronic publications revenues decreased by $190,000, or less than 2% for the twelve months ended April 30, 2010 as compared to fiscal 2009.  The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the twelve months ended April 30, 2010, institutional revenues had increased $671,000, or 10%, while revenues from retail subscribers were down $861,000, or 15%, in each case as compared to fiscal 2009.

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

The Company believes that the volatility of the equity market and the severe economic recession, which economics authorities say is likely to have ended during the fourth quarter of calendar 2010, have to some extent eroded retail investor interest in equities.  The Company also believes that the negative trend in overall subscription revenue is likely to continue, albeit at a slower rate than the decline experienced in recent years, until new products have been developed and marketed.

The Company has established the goal of developing competitive electronic products and marketing them effectively through traditional and electronic channels. Towards that end, the Company has been working closely with a third-party firm with expertise both in crafting effective online marketing strategies and modernizing legacy information technology systems.  The Company is not able to predict when these efforts will result in the launch of new services or whether they will be successful in reversing the trend of declining retail publishing revenues.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”), a component in the Company’s flagship product, The Value Line Investment Survey, is also an important part of the Company’s copyright data business.  During the twelve months ended April 30, 2011, the combined Ranking System “Rank 1 & 2” stock performance of 26.4% allowing for weekly changes in Ranks, compares very favorably to the S&P 500 index performance of 13.2%.  By contrast, during fiscal 2010, the Combined Ranking System “Rank 1 and 2” stock performance compared unfavorably to the S&P 500 index performance for that period.  The Company attributes this relative underperformance to the rapid and severe price actions in the markets experienced during the fiscal 2010 period, which, appear to have favored short-term investing, as investors bought well known names whose earnings had plunged and whose stock prices were depressed in hopes the stock prices would rebound.  Such stocks are generally not well ranked by the Company because the Ranking System emphasizes among other data points, earnings results, cash flow and price momentum.   The Ranking System is designed to be predictive over a six to twelve month period.

Copyright data fees

Copyright data fees have increased $325,000, or 10%, for the twelve months ended April 30, 2011, as compared to fiscal 2010.  As of April 30, 2011, total third party sponsored assets were attributable to four contracts for copyright data representing $3.5 billion in various products, as compared to four contracts and $2.6 billion in assets at the end of fiscal 2010, representing a 34% increase in assets.  The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. This market has become significantly more competitive as a result of product diversification and increased use of indices by portfolio managers.  Copyright data fees have been an important component of the Company’s plan to replace shrinking publishing revenues.  No new products have been added in fiscal year 2011.  The Company believes that the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products.  One account was added and one lost in June 2010, so there was no net change in the number of accounts in fiscal 2011.

For fiscal 2010 copyright data fees decreased $1,090,000, or 25%, as compared to fiscal 2009.  As of April 30, 2010, total third party sponsored assets were attributable to four contracts for copyright data and represented $2.6 billion in various products, as compared to four contracts and $2.0 billion in assets at the end of fiscal 2009, representing a 28% increase in assets.  Despite the increase in year-end assets under management from April 30, 2009 to April 30, 2010, average assets under management during the year ended April 30, 2010 were lower than for the year ended April 30, 2009.  The Company believes that this decrease in average assets under management resulted from both the underperformance by the Ranking System in fiscal 2010 and the broad and deep declines in the equity markets from September 2008 until March 2009 which significantly impacted assets of the third party sponsors that are customers of our copyright data business and resulted in lower asset based fees paid to the Company.  No new accounts were added in fiscal 2010.

Investment management segment

As of the Restructuring Date, December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interest in EAM.  Accordingly, the Company will no longer report this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business.  Total assets in the Value Line Funds managed by EAM at April 30, 2011 were approximately $2.24 billion, as compared to total assets in the Value Line Funds managed by EAM LLC, the predecessor of EAM, at April 30, 2010 of approximately $2.32 billion.  This decrease of approximately $78 million, or 3.4% resulted primarily from net redemptions from all major fund categories, with market appreciation fully offsetting redemptions in the variable annuity asset class and partially offsetting redemptions in the equity fund class of assets in the Value Line Funds.  At the end of fiscal 2010, overall Value Line Fund assets were flat as compared to the end of fiscal 2009.  The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value change.  Inflows for sales, and outflows for redemptions reflect decisions of individual investors.
The table illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2011, 2010 and 2009.

Total Net Assets

Asset Flows

For the Years Ended April 30,	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Value Line equity fund assets (excludes variable annuity)— beginning	$1,446,104,954	$1,445,168,855	$2,499,824,428	0.1%	-42.2%
Sales/inflows	74,397,936	119,362,892	400,940,827	-37.7%	-70.2%

Redemptions/outflows	(370,072,264)	(516,461,559)	(575,670,435)	-28.3%	-10.3%
Dividend and Capital Gain Distributions	(2,683,333)	(6,832,954)	(35,888,690)	-60.7%	-81.0%

Market value change	250,625,095	404,867,720	(844,037,275)	-38.1%	148.0%
Value Line equity fund assets (non-variable annuity)— ending	1,398,372,388	1,446,104,954	1,445,168,855	-3.3%	0.1%
Variable annuity fund assets — beginning	$495,004,319	$453,958,992	$808,054,829	9.0%	-43.8%

Sales/inflows	15,170,774	42,428,972	127,997,022	-64.2%	-66.9%

Redemptions/outflows	(78,046,318)	(82,785,322)	(113,787,522)	-5.7%	-27.2%
Dividend and Capital Gain Distributions	(3,815,539)	(32,487,231)	(112,587,503)	-88.3%	-71.1%

Market value change	92,425,046	113,888,908	(255,717,834)	-18.8%	144.5%

Variable annuity fund assets — ending	520,738,282	495,004,319	453,958,992	5.2%	9.0%
Fixed income fund assets — beginning	$249,868,326	$248,927,635	$266,172,054	0.4%	-6.5%

Sales/inflows	27,627,007	26,239,120	32,599,409	5.3%	-19.5%

Redemptions/outflows	(44,038,991)	(36,388,184)	(33,028,853)	21.0%	10.2%
Dividend and Capital Gain Distributions	(1,358,551)	(8,277,052)	(378,440)	-83.6%	2087.2%

Market value change	4,428,430	19,366,807	(16,436,535)	-77.1%	217.8%

Fixed income fund assets — ending	236,526,222	249,868,326	248,927,635	-5.3%	0.4%

Money market fund assets — ending	89,356,239	132,102,912	181,573,202	-32.4%	-27.2%
Assets under management — ending	$2,244,993,131	$2,323,080,511	$2,329,628,685	-3.4%	-0.3%

Of the fourteen funds, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).  The next table provides a breakdown of the major distribution channels for the Value Line Funds in terms of assets and shareholder accounts as of April 30, 2011.

Fund Categories	Aggregate Asset Levels	Percentage of Assets in Category	Shareholder Accounts	Percentage of Shareholder Accounts in Category
Guardian (SAM and Centurion Funds)	$520,738,281	23%	29,308	26%
Value Line Funds direct accounts & other dealers	$860,924,868	38%	40,514	37%
Top five dealer platforms	$863,329,982	39%	41,109	37%
Total	$2,244,993,131	100%	110,931	100%

Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid an advisory fee.  EAM had no separately managed accounts as of April 30, 2011.  As of April 30, 2010 assets under management in separately managed accounts of EAM LLC were $48.4 million, up from $48.2 million at April 30, 2009.  Of the $48.4 million as of April 30, 2010, $24.5 million was affiliated with AB&Co.  Assets within the separately managed accounts were held at third party custodians, were subject to the terms of the applicable advisory agreement and did not have any advance notice requirement for withdrawals.

For the period from May 1, 2010 through December 23, 2010 and twelve months ended April 30, 2010, investment management fees and distribution service fees (which we sometimes refer to as “12b-1 fees”) amounted to $10,584,000 and $18,710,000, respectively, after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included 12b-1 fees of $2,308,000 and $4,124,000, earned for the period from May 1, 2010 through December 23, 2010 and for the twelve months ended April 30, 2010, respectively.  For the period from May 1, 2010 through December 23, 2010 and twelve months ended April 30, 2010, total investment management fee waivers were $513,000 and $898,000, respectively.  For the period from May 1, 2010 through December 23, 2010 and twelve months ended April 30, 2010, total 12b-1 fee waivers were $1,651,000 and $2,642,000, respectively.  The Company, EAM LLC and ESI had no right to recoup the previously waived amounts of investment management fees and 12b-1 fees except for a potential partial recovery for up to 3 years in the case of the Value Line U.S. Government Money Market Fund.  Any such recoupment of waived investment management fees is subject to the provisions of the applicable prospectus.  For the period from May 1, 2010 through December 23, 2010 and for the twelve months ended April 30, 2010, separately managed account revenues were $109,000 and $222,000, respectively.

As a result of a 20% decline in average assets under management for fiscal 2010 as compared to fiscal 2009, investment management fees and 12b-1 fees for the twelve months ended April 30, 2010 were down $6,041,000, or 24%, below fiscal 2009.  Investment Management fees for the twelve months ended April 30, 2010 were down $4,149,000, or 22%, as compared to fiscal 2009. There was a net decrease of $1,250,000 or 23% in 12b-1 fees for fiscal 2010 as compared to fiscal 2009.  During fiscal 2010, contractual fee waivers applied to most of the Value Line Funds. For the twelve months ended April 30, 2010 and 2009, 12b-1 fee waivers were $2,642,000 and $2,889,000, respectively.  For the twelve months ended April 30, 2010 and 2009, investment management fee waivers were $898,000 and $208,000, respectively.  As of April 30, 2010 twelve of the fourteen Value Line Funds had all or a portion of the 12b-1 fees being waived and five of the fourteen Value Line Funds have partial management fee waivers in place.

EAM - The Company’s non-voting revenue and profits interest

As a result of the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses.  The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  During the period from December 23, 2010 through April 30, 2011 the Company recorded revenues of $2,187,000 and profits of $168,000 from its non-voting interests in EAM without incurring any directly related expenses.  During the period from December 23, 2010 until May 28, 2011, EAM and ES occupied a portion of the premises that the Company leases from a third party.  The Company received $189,000 during the period from December 23, 2010 to April 30, 2011 for rent and a payment for certain accounting and other administrative support services provided to EAM and ES on a transitional basis during such period.

EAM - Results of operations subsequent to Restructuring Date

The overall results of EAM’s investment management operations for the period from December 23, 2010 through April 30, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $4,592,000, 12b-1 fees of $1,293,000 and other income of $2,000. For the same period, total investment management fee waivers were $303,000 and 12b-1 fee waivers were $855,000.  For the period from December 23, 2010 through April 30, 2011, EAM’s net income was $336,000, after giving effect to Value Line’s non-voting revenues interest of $2,187,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

As of April 30, 2011 twelve of the fourteen Value Line Funds have all or a portion of the 12b-1 fees being waived and five of the fourteen funds have partial investment management fee waivers in place.  Although, under the terms of the EAM Trust Agreement, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

 As of April 30, 2011, three of the six equity mutual funds, excluding SAM and Centurion, had an overall four star or five star rating by Morningstar, Inc. The equity funds as a group experienced net redemptions for the twelve months ended April 30, 2011. As of April 30, 2011, the number of shareholder accounts had declined 21% from the number of shareholder accounts at April 30, 2010, to 110,931 from 140,904.  The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., TD Ameritrade and Fidelity.

The Value Line fixed income Fund assets (excluding the Value Line U.S. Government Money Market Fund (“USGMMF”)), represent approximately 11% of total mutual fund assets at April 30, 2011, about the same proportion of total mutual fund assets as at April 30, 2010.  The USGMMF assets represent 4% of the total Fund assets at April 30, 2011, a decrease from 6% of the total Fund assets at April 30, 2010.  This decline resulted primarily from the Company’s withdrawing assets from the USGMMF to fund the special dividend aggregating approximately $20,000,000 paid during 2011. Management fees from the USGMMF were essentially zero with the Company having waived nearly all fees for the Fund since the end of November 2009 until the Restructuring Date and, because of the historically low interest rate environment and new regulations restricting investments, substantially subsidizing the USGMMF expenses.

EAM did not have any separately managed accounts as at April 30, 2011.  Shareholder transactions for the Value Line Funds are processed each business day by a third party transfer agent. Shares can be redeemed without advance notice upon request of the shareholders each day that the New York Stock Exchange is open.

As of April 30, 2010, one of the six equity mutual funds, excluding SAM and Centurion, had a four star rating by Morningstar, Inc.  The equity funds experienced net redemptions for the twelve months ended April 30, 2010, as compared to net sales for fiscal 2009.  As of April 30, 2010, the number of shareholder accounts had declined 22% from the number of shareholder accounts at April 30, 2009, to 140,904 from 181,487.

The Value Line fixed income Fund assets (excluding the USGMMF), represented 11% of total Fund assets at April 30, 2010, about the same proportion of total Fund assets as at April 30, 2009.  At April 30, 2010 USMMF assets represented 6% of the total Fund assets, a decrease from 8% of the total Fund assets at April 2009, primarily as a result of cash held in the USGMMF by the Company and AB&Co. having been redeployed into other fixed income investments such as pre-refunded municipal bonds, U.S. Treasury securities, and FDIC backed floating rate notes.  In addition, during fiscal 2010, the Company reduced its cash held in the USGMMF by approximately $44 million to fund the SEC Settlement payment in November 2009 and by an additional $30 million to fund the special dividend paid to shareholders of the Company in April 2010.

Separately managed account revenues decreased $643,000 or 74% for the twelve months ended April 30, 2010 as compared to the twelve months ended April 30, 2009 primarily due to the loss of a major account at the end of fiscal 2009.  The Company’s separately managed accounts as of April 30, 2010 had $48.4 million in assets, up from $48.2 million as of April 30, 2009.  Of the $48.4 million as of April 30, 2010, $24.5 million was affiliated with AB&Co.  During the third quarter of fiscal 2011, the affiliated entities cancelled their separately managed account agreements with EAM LLC.  Assets within the separately managed accounts were held at third party custodians and were subject to the terms of each advisory agreement and did not have any advance notice requirement for withdrawals.  The Company did not add any new accounts during the fiscal year 2010 and lost one small account in November 2009.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration, restructuring and provision for settlement. Operating expenses of $40,134,000 for the twelve months ended April 30, 2011 were $50,196,000, or 56%, below operating expenses of $90,330,000 for fiscal 2010. During the twelve months ended April 30, 2011, expenses included a reduction of $1,767,000 in the estimated costs of administration of the Fair Fund claims and increased administration expenses of $914,000 related to the Company’s operating lease exit obligation associated with the office space formerly occupied by EAM LLC. The twelve months ended April 30, 2011 also includes $3,764,000 of costs associated with the Restructuring Transaction and an additional post-employment compensation expense of $1,770,000 related to the grant of a voting profits interest in EAM to a former employee of the Company.

During the twelve months ended April 30, 2010, expenses included a provision for the SEC Settlement of $48,106,000.  Operating expenses of $90,330,000 for the twelve months ended April 30, 2010 were $45,312,000 above operating expenses of $45,018,000 for fiscal 2009. Excluding the provision for the SEC Settlement, operating expenses for fiscal 2010 would have been $42,224,000, 6% below operating expenses for fiscal 2009.

Advertising and promotion

Year Ended April 30,	2011	2010	2009	Percentage Change
(in thousands)				11 vs. 10	10 vs. 09
Advertising and promotion	$6,673	$9,346	$10,874	-28.6%	-14.1%

Advertising and promotion expenses for the fiscal year 2011 decreased $2,673,000, or 28%, as compared to the fiscal 2010. As a result of the disassociation and deconsolidation of the investment management business on December 23, 2010, the Company discontinued advertising expenses associated with the distribution of the Value Line Funds, resulting in a decline in expenses of $2,976,000, or 57%, for fiscal 2011 as compared to fiscal 2010.  Within the publishing segment, costs for fiscal 2011 associated with direct mail decreased 2% below fiscal 2010. Media print advertising and promotional costs for fiscal 2011increased $453,000 as compared to fiscal 2010, with the increase relating to the digital product and software promotion project, public relations partially offset by a decline in direct mail for print products and renewal solicitation costs.

Advertising and promotion expenses for the twelve months ended April 30, 2010 decreased $1,528,000 as compared to fiscal 2009. Within the investment management segment, supermarket and Guardian (GIAC) platform expenses for fiscal 2010 associated with the distribution of the Value Line Funds decreased $947,000, or 16%, below fiscal 2009 due to the decline in the average net assets under management.  Print advertising was limited due to the market volatility and uncertainty and as a result print advertising costs fell $692,000 during fiscal 2010 as compared to fiscal 2009.  Within the publishing segment, costs associated with direct mail were relatively flat for fiscal 2010 as compared to fiscal 2009.

Salaries and employee benefits

Year Ended April 30,	2011	2010	2009	Percentage Change
(in thousands)				11 vs. 10	10 vs. 09
Salaries and employee benefits	$17,242	$16,314	$17,676	5.7%	-7.7%

Salaries and employee benefits increased by $928,000 during the twelve months ended April 30, 2011 as compared to fiscal 2010, partly as a result of the $1,770,000 non-cash post employment compensation expense discussed above offset partially by the elimination of approximately $1,300,000 related to the deconsolidation of the investment management business.  This increase in expenses was also affected by the recording of $500,000 of accrued profit sharing expense and $663,000 to support upgrades to the Company’s digital and software products and fulfillment system. Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing. During fiscal 2010, salaries and employee benefits decreased by $1,362,000 as a result of the consolidation of positions, outsourcing and cost controls. There was no profit sharing contribution recorded for fiscal 2010 or 2009. During fiscal 2011, 2010 and 2009, the Company capitalized $402,000, $285,000 and $335,000 of internal costs of developing software for internal use, respectively.

Production and distribution

Year Ended April 30,	2011	2010	2009	Percentage Change
(in thousands)				11 vs. 10	10 vs. 09
Production and distribution	$4,718	$5,244	$5,868	-10.0%	-10.6%

Production and distribution expenses for the twelve months ended April 30, 2011 were $526,000, or 10%, below fiscal 2010 primarily as a result of the discontinuance of a third party fulfillment and distribution provider during the latter part of fiscal 2010. Production and distribution expenses for fiscal 2010 were $624,000, or 10.6%, below expenses for fiscal 2009.  Amortized software costs decreased $325,000 from fiscal 2009 due to a reduction in prior years expenditures for capitalized costs.  The remaining decline in expenses during fiscal 2011 and fiscal 2010 were primarily due to volume reductions in paper, printing and mailing that resulted from a decrease in circulation of the print products.

Office and administration

Year Ended April 30,	2011	2010	2009	Percentage Change
(in thousands)				11 vs. 10	10 vs. 09
Office and administration	$9,504	$11,320	$10,600	-16.0%	6.8%

Office and administration expenses for the twelve months ended April 30, 2011 of $9,504,000, which includes $914,000 of expenses for operating lease exit costs associated with the office space formerly occupied by EAM LLC, were $1,816,000, or 16.0%, lower than fiscal 2010. Exclusive of the operating lease exit costs, office and administration expenses decreased primarily as a result of lower professional fees related to regulatory matters, rent reimbursement of $189,000 received from EAM in fiscal 2011 and an expense of $727,000 recorded in fiscal 2010 for the write-down of capitalized development costs related to a software production project that was determined to be no longer viable. Additionally, office and administration expenses for fiscal 2011 declined by $608,000 as a result of the elimination of expenses related to the deconsolidation of the investment management business. Office and administration expenses for fiscal 2010 were $720,000, or 6.8%, above expenses for fiscal 2009 due largely to the aforementioned write-down of software development costs in fiscal 2010.

Expenses related to restructuring

Year Ended April 30,	2011	2010	2009	Percentage Change
(in thousands)				11 vs. 10	10 vs. 09

Expenses related to restructuring	$3,764	-	-	n/a	n/a

For fiscal 2011, professional fees including the cost of the proxy solicitation for the Value Line Funds, of $3,764,000 were associated with the Restructuring Transaction that was completed on December 23, 2010. The Company’s policy is to expense these costs as incurred.

Provision for Settlement

 On November 4, 2009, the Company, its former Chief Executive Officer and another former officer of the Company concluded a Settlement with the SEC as a result of an investigation regarding the execution of portfolio transactions on behalf of the Value Line Funds (see Item 3, “Legal Proceedings”).  In connection with the Settlement, the Company recorded a provision for settlement during fiscal year 2010 of $48,106,000 including $43,706,100 paid to the SEC in November 2009 and $4,400,000 of estimated expenses associated with the Fair Fund administration and other costs related to the Settlement which the Company is required to pay, of which $43,706,000 was paid to the SEC in November 2009.  During the fourth quarter of fiscal year 2010, the Company recorded $400,000 of additional anticipated costs relating to the Settlement, in particular relating to the Fair Fund distribution process.  During fiscal 2011, the SEC appointed A.B. Data, Ltd as the Administrator of the Fair Fund. In connection with its ongoing administration of the Fair Fund, A.B. Data, Ltd estimated that the remaining costs of administration would be less than originally determined as a result of a modification in the manner of administration and distribution of the Fair Fund.  Accordingly, the Company reduced its liability for the costs of administration by $1,767,000 during the fourth quarter of fiscal 2011.  Subsequent to the Settlement and pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, the Company’s disgorgement, interest and penalty payments to the SEC were to be placed into a Fair Fund created by the SEC. The Fair Fund will be used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement and to complete prescribed claims procedures.  The Company is required to bear all the costs associated with the Fair Fund distribution, including retaining a third party consultant appointed by the SEC to administer the Fair Fund administration and distribution.

Segment Operating Profit

Until December 23, 2010, the Company operated in two business segments, Investment Periodicals, Publishing & Copyright Data and Investment Management.

	Investment Periodicals, Publishing & Copyright Data					Investment Management
	Twelve Months Ended April 30,					Twelve Months Ended April 30,
	2011	2010	2009	Percentage Change		2011	2010	2009	Percentage Change
(in thousands)				11 vs. 10	10 vs. 09				11 vs. 10	10 vs. 09
Segment revenues from external customers	$37,974	$39,208	$44,268	-3.1%	-11.4%	$10,693	$18,932	$24,973	-43.5%	-24.2%
Segment profit from operations	$8,984	$10,425	$16,237	-13.8%	-35.8%	$(448)	$(42,614)	$7,998	98.9%	-632.8%
Segment profit margin from operations	23.7%	26.6%	36.7%	-11.0%	-27.5%	-4.2%	-225.1%	32.0%	98.1%	-802.8%

(1)	Period from May 1, 2010 through December 23, 2010.

The decrease in the operating profit margin and segment operating profits in the Investment Periodicals, Publishing and Copyright Data segment resulted primarily from the decline in investment publication and periodicals revenues without a proportionate decrease in expenses for production and administration, including overhead costs. This decline was partially offset by an increase in copyright data revenues, which are asset based, during fiscal 2011 while the Company’s costs to provide the copyright data are relatively fixed.

The negative operating profit margin and operating loss in the Investment Management segment during fiscal 2011 resulted from $3.7 million of expenses associated with the Restructuring Transaction, the non-cash compensation to a former employee of $1.77 million and recognition of $914,000 of expenses associated with an operating lease exit obligation partially offset by a reduction of $1.8 million in estimated Settlement expenses to administer the Fair Fund. Investment management fees and distribution revenues declined as compared to fiscal 2010 resulting from lower average assets under management in the Value Line Mutual Funds and from the Investment Management business being converted, on December 23, 2010 into a non-voting revenues interest and a non-voting profits interest which are not considered to be operating activities of the Company. Fiscal 2010’s negative operating profit margin and loss was a direct result of the $48,106,000 Provision for the Settlement.

Investment Periodicals, Publishing & Copyright Data

Segment revenues from the Company’s Investment Periodicals, Publishing & Copyright Data business for fiscal 2011 declined from fiscal 2010 levels primarily due to the continued deterioration in circulation of the total product line while operating profit and operating profit margins declined due to the relatively fixed costs related to producing the Company’s products and overhead costs classified as Administrative expenses.  The Company believes that competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue in this segment. The recession and continued volatility in the markets have also contributed to the decline in subscriptions, to the Company’s products, as individuals have reduced many forms of discretionary spending.  Also, some investors may have shifted from equity investments to fixed income investments.  The Company provides only limited research on fixed income investments, and this is not a core aspect of Value Line’s business.  The 2.9% decline in the operating profit margin in this segment from fiscal 2010’s operating margin was offset partially by the increase in revenues from copyright data fees, which are asset-based.  Costs for the Company’s copyright data products are relatively fixed costs for the Company, so that expenses do not increase proportionately to increases in revenue.

Investment Management

Negative operating margins for the investment management business conducted by the Company during the period from May 1, 2010 through December 23, 2010 resulted primarily from the incurrence of expenses related to the Restructuring Transaction and declines in certain asset based revenues with no offsetting expense reductions.  Lower management fees from the Value Line Funds for this period resulted from lower average assets under management (through December 23, 2010) and fee waivers.  The Company waived management fees of $352,000 for the period from May 1, 2010 through December 23, 2010 in the USGMMF and, due to the low interest rate environment and new regulations restricting investments, that Fund generated insufficient portfolio income to cover its normalized expenses, which were subsidized by the Company.  Segment operating profit and the operating profit margin for fiscal 2011 through December 23, 2010, the date of consummation of the Restructuring Transaction, includes $3,764,000 of expenses related to the Restructuring Transaction, $1,770,000 of post-employment compensation expense related to the grant of the voting profits interest in EAM to a former employee in connection with the Restructuring Transaction and $914,000 of operating lease exit costs related to the office space formerly occupied by EAM LLC.  These expenses in fiscal 2011 were partially offset by a reduction of $1,767,000 in the estimated cost to administer the Fair Fund.  As previously mentioned, the negative results for the investment management segment in fiscal 2010 resulted primarily from the provision for the Settlement.

Income from Securities Transactions, net

During the twelve months ended April 30, 2011, the Company’s income from securities transactions, net, of $65,000 was $772,000 or 92% below income from securities transactions, net, of $837,000 during fiscal  2010. Income from securities transactions, net, of $837,000 during fiscal 2010 was $10,788,000 or 93% below income from securities transactions, net, of $11,625,000 during fiscal 2009.  Income from securities transactions, net, includes dividend and interest income of $135,000, $859,000 and $1,467,000 earned during the twelve months ended April 30, 2011, 2010 and 2009, respectively.  These declines reflect the lower level of the Company’s invested assets resulting from the Settlement payment of $43,706,100 in November 2009, payment of a special $3 per share dividend (aggregating approximately $30,000,000) in April 2010, and payment of a special $2 per share dividend (aggregating approximately $20,000,000) in November 2010. The maturity of higher yielding fixed income investments during fiscal 2010 also contributed to the decline in investment income in fiscal 2011. Capital losses during the twelve months ended April 30, 2011 were $63,000 primarily from the sale of fixed income obligations. Net capital gains for fiscal 2010 and 2009 were $42,000 and $9,788,000, respectively. Net capital gains during the fiscal 2009 of $9,788,000 included realized capital gains of $9,539,000 from the sale of the Company’s entire equity securities portfolio, which had been invested primarily in Value Line Funds.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2011 and April 30, 2010 was 38.53% and 26.04%, respectively. The change in the effective income tax rate is attributable to the non-deductible portion of the provision for the SEC Settlement included in fiscal 2010, the alternative minimum tax on the Company’s net operating loss carry forward in fiscal 2011, and the change in the Company’s non-taxable investment income.

Liquidity and Capital Resources

The Company had negative working capital of $5,680,000 as of April 30, 2011 and working capital of $21,262,000 as of April 30, 2010.  These amounts include short-term unearned income of $22,442,000 and $22,314,000 reflected in total current liabilities at April 30, 2011 and April 30, 2010, respectively.  The decrease in working capital for fiscal 2011 resulted primarily from the payment in November 2010 of a special $2.00 per share dividend, aggregating approximately $20 million, in lieu of the Company’s regularly scheduled $.20 per share dividend.  Also in fiscal 2011, in connection with the Restructuring Transaction, the Company transferred cash and marketable securities of $7,000,000 to EAM, and incurred professional expenses of $3,764,000.  Working capital of $21,262,000 as of April 30, 2010 was reduced from working capital of $80,439,000 as of April 30, 2009.  The decrease in working capital in fiscal 2010 resulted primarily from the SEC Settlement payment of $43,706,000 made in November 2009 and the payment in April 2010 of a special dividend of $3.00 per share aggregating approximately $30 million.  Cash and short-term securities were $19,476,000 as of April 30, 2011, and $39,964,000 as of April 30, 2010.

Cash from operating activities

The Company had cash inflows from operations of $10,660,000 for the twelve months ended April 30, 2011 as compared to cash outflows from operations of $8,658,000 for the twelve months ended April 30, 2010.  The change in cash flows from fiscal 2010 to fiscal 2011was primarily due to cash outflows during fiscal 2010 resulting from the payment to the SEC of $43,706,000 in connection with the Settlement with the SEC in November 2009, partially offset by cash inflows of $16,840,000 from the liquidation of the Company’s trading portfolio during fiscal 2010. Fiscal 2011 includes cash inflows from the receipt of $2,027,000 in federal, state and local income tax refunds, and cash outflows related to payments of $764,000 and $2,783,000 in Settlement and Restructuring Transaction related expenses, respectively, as well as the payments made during fiscal 2011 for expenses incurred during fiscal 2010.

Cash from investing activities

The Company’s cash inflow from investing activities of $3,753,000 for the twelve months ended April 30, 2011 was 82% lower than cash inflow from investing activities of $21,085,000 for the twelve months ended April 30, 2010.  Cash inflows in fiscal 2011 were lower than cash inflows from investing activities in fiscal 2010 due to the Company’s lower level of invested cash assets in fiscal 2011 and the transfer of $5,484,000 of cash as part of the capitalization of EAM.  In fiscal 2010 the Company’s cash inflows from investing activities of $21,085,000 were 39% lower than in fiscal 2009.  Cash inflows in fiscal 2010 were lower than cash inflows from investing activities in fiscal 2009 due to the Company’s lower level of invested assets in fiscal 2010.

Cash from financing activities

The Company’s fiscal 2011 net cash outflow for financing activities was $14,882,000, or 38.2% lower than cash outflow from financing activities for fiscal 2010. During fiscal 2011, cash outflows for financing activities consisted of $90,000 for common stock repurchases and dividend payments of $2.40 per share.  During fiscal 2010, cash outflows for financing activities consisted of dividend payments of $3.90 per share.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the year ending April 30, 2012 (“fiscal 2012”).  Management does not anticipate making any borrowings in fiscal 2012. Retained earnings were over $31 million and liquid assets over $19 million at April 30, 2011.

Critical Accounting Estimates and Policies

       The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles as in effect in the United States (U.S. GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent, and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect the significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

●	Revenue recognition
●	Income taxes
●	Reserve for settlement expenses

Revenue Recognition

       The majority of the Company’s revenues come from the sale of print and electronic subscriptions and fees for copyright proprietary information, and, prior to December 23, 2010, investment management and 12b-1fees.  The Company recognizes subscription revenue in equal amounts over the term of the subscription, which generally ranges from three months to one year or longer, varying based on the product or service.  Copyright data fees are calculated monthly based on market fluctuation and billed quarterly.  Prior to the Restructuring Date, December 23, 2010, investment management fee and 12b-1 fee revenues for the Value Line Funds were recognized each month based upon the daily net asset value of each Fund.    The Company believes that the estimates related to revenue recognition are critical accounting estimates, and to the extent that there are material differences between its determination of revenues and actual results, its financial condition or results of operations may be affected.

Income Taxes

The Company’s effective annual income tax expense rate is based on the U.S. federal and state and local jurisdiction tax rates on income and losses that are part of its Consolidated Financial Statements. Tax-planning opportunities and the blend of business income, including income derived from the Company’s non-voting revenue and non-voting profits interests in EAM and income from securities transactions, will impact the effective tax rate in the various jurisdictions in which the Company operates. Significant judgment is required in evaluating the Company’s tax positions.

Tax law requires items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Financial Statements. As a result, the effective tax rate reflected in the Company’s Consolidated Financial Statements is different from the tax rate reported on the Company’s tax returns (the Company’s cash tax rate).  Some of these differences are permanent, such as non-taxable income that is not includable in the Company’s tax return and expenses that are not deductible in the Company’s tax return and some differences reverse over time, such as depreciation and amortization expenses. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities.

As of April 30, 2011 and 2010, the Company had $3,022,000 and $8,690,000, respectively, of deferred tax assets, which included $2,494,000 and $7,847,000 of short-term deferred Federal, State, and local taxes, respectively, related to the net operating loss carryforwards of $6.4 million and $19.3 million respectively.  In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized in the Company’s tax filings.

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

Reserve for settlement expenses

     As of April 30, 2011 and 2010 the Company had $1,464,000 and $4,247,000, respectively, reserved for expected expenses related to the SEC Settlement.  The amount of the reserve for expected expense is an estimate of the expected cost of the administration of the Fair Fund established by the SEC to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement and other related costs.  Included in the estimate are calculations for the third party administrator appointed in September 2010 by the SEC, the tax advisor named in November 2009 by the SEC, legal fees, and transfer agent fees, and communication expense required to identify and notify eligible shareholders as well as other costs associated with the calculation and distribution of the proceeds of the Fair Fund.  These costs are estimated based on the scope of the work and bids received from the third party vendors.  Due to the complexity of the Fair Fund distribution, these estimates are subject to change.  During Fiscal 2011, as a result of modification in the manner of administration of the Fair Fund, the Company reduced its estimate of the costs required to administer the Fair Fund by $1,767,000.  During the fourth quarter of fiscal 2010, the Company had increased such estimate by $400,000.  There could be a positive or negative impact to the Company predicated on the complexity of the calculation and determination of shareholders who will receive distributions from the Fair Fund and resultant costs to the Company which is required to pay all the costs of administration of the Fair Fund.

Contractual Obligations

       Below is a summary of certain contractual obligations of the Company ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$6,142	$2,948	$3,194	-	-
Purchase Obligations	1,714	1,714	-	-	-
TOTAL	$7,856	$4,662	$3,194	-	-

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

Interest Rate Risk

       The Company’s strategy has been to acquire debt securities with low credit risk.  Despite this objective, management recognizes and accepts the possibility that losses may occur.  To limit the price fluctuation in these securities from interest rate changes, the Company’s management invests primarily in short-term obligations maturing in six months to one year.

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

	Estimated Fair Value after Hypothetical Change in Interest Rates ($ in thousands)

	(bp = basis points)

Fixed Income Securities	Fair Value	6 mo. 50bp increase	6 mo. 50bp decrease	1 yr. 100bp increase	1 yr. 100bp decrease

As of April 30, 2011
Investments in securities with fixed maturities	$11,208.0	$11,199.6	$11,199.7	$11,199.5	$11,199.7

As of April 30, 2010
Investments in securities with fixed maturities	$23,532.0	$23,468.0	$23,470.0	$23,463.0	$23,463.0

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

       As of April 30, 2011, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the First Trust Value Line Dividend (ticker symbol FVD), S&P Dividend (ticker symbol SDY) and Powershares Preferred stock (ticker symbol PGF) ETFs and other equity securities was $1,360,000 and the market value was $1,466,000. The Company did not hold any equity securities as of April 30, 2010.

($ in thousands)
Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity

As of April 30, 2011	$1,466	30% increase	$1,906	0.86%
		30% decrease	$1,026	(0.86)%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)
(in thousands, except per share amounts)

	Net Revenues	Income/ (Loss) from Operations	Gain from Deconsolidation of Subsidiaries	Revenues and Profits Interests in EAM Trust	Income From Securities Trans., net	Net Income/ (Loss)	Earnings /(Loss) Per Share

2011, by Quarter
First (1)	$13,609	$3,546	-	-	$37	$2,317	$0.23
Second (1)	13,498	1,790	-	-	51	1,087	0.11
Third (1),(2)	12,035	524	50,510	724	(40)	31,617	3.17
Fourth (3),(2)	9,525	2,673	-	1,631	17	2,761	0.28
Total	$48,667	$8,533	$50,510	$2,355	$65	$37,782	$3.79

2010, by Quarter
First (4)	$14,788	($42,786)	-	-	$218	($31,580)	($3.16)
Second (5)	14,866	3,435	-	-	151	2,381	0.23
Third	14,573	4,583	-	-	185	3,566	0.36
Fourth (4),(5)	13,913	2,578	-	-	283	2,445	0.25
Total	$58,140	($32,190)	$0	$0	$837	($23,188)	($2.32)

2009, by Quarter
First	$20,213	$7,465	-	-	$632	$5,062	$0.51
Second	18,327	6,266	-	-	10,084	10,542	1.05
Third	15,856	4,620	-	-	927	3,732	0.38
Fourth	14,845	5,872	-	-	(18)	3,617	0.36
Total	$69,241	$24,223	$0	$0	$11,625	$22,953	$2.30

(1)	During the first, second and third quarters of fiscal 2011, the Company recorded expenses related to the EAM Restructuring Transaction of $1,342,000, $1,120,000 and $1,302,000, respectively.
(2)
The Company’s expenses include post-employment compensation of $1,475,000 during the third quarter and an additional $295,000 during the fourth quarter of fiscal 2011related to a grant of a voting profits interest in EAM to its former Chief Financial Officer, Mr. Appel.

(3)
The fourth quarter of fiscal 2011includes $914,000 related to the operating lease exit costs in connection with EAM’s exit from the Company’s office facility and the reversal of $1,767,000 of previously recorded expenses associated with the Provision for Settlement due to a change in estimated costs to administer the Fair Fund.

(4)	The first and fourth quarter of fiscal 2010 include expenses of $47,706,000 and $400,000, respectively, related to the Provision for the Settlement.
(5)
The second quarter and fourth quarter of fiscal 2010 include expenses of $720,000 and $7,000, respectively, associated with the write-down of software development costs that resulted from a project no longer considered viable.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

Item 9A.  CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Acting Chief Executive Officer, Chief Financial Officer, and Vice President and Treasurer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”)  Rules 13a-15(e) or 15d-15(e)) as of April 30, 2011, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  The Company’s Acting Chief Executive Officer, Chief Financial Officer, and Vice President and Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company’s controls; however, management does not expect that the Company’s disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer, Chief Financial Officer, and Vice President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated, with the participation of the Company’s Acting Chief Executive Officer, Vice President and Treasurer, and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer, Vice President and Treasurer, and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.  Under applicable SEC rules, no such attestation report by the Company’s registered public accounting firm is required.

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Acting Chief Executive Officer and Chief Financial Officer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls.  Based upon that evaluation, the Acting Chief Executive Officer, Vice President and Treasurer, and Chief Financial Officer of the Company concluded that there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of Fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal financial officers and principal accounting officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the Acting Chief Executive Officer, Chief Financial Officer, and the Vice President and Treasurer, acting as Principal Accounting Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2011. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

There were no matters required to be disclosed by the Company in a report on Form 8-K during the Company’s fourth quarter of fiscal 2011that were not reported.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2010 and Principal Occupation	Director Since

Howard A. Brecher* (57). Acting Chairman and Acting CEO of the Company since November 2009; Chief Legal Officer; Vice President; Secretary of the Company from prior to 2005 until January 2010; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. since prior to 2005.

Mr. Brecher has been an officer of the Company for more than 18 years. In addition to his current roles with the Company, he has also served as Secretary of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

1992
Stephen Davis (59). Managing Member, Davis Investigative Group, LLC since 2001. Mr. Davis served as a senior officer in the New York City Police Department and has successfully managed his own business servicing the financial services industry and other clients for more than 10 years.	2010
Alfred Fiore (55). Chief of Police, Westport CT. Mr. Fiore currently serves as the senior official of a municipal department with both executive and budget responsibilities. He has been Chief of Police, Westport CT for more than 6 years and has been with the Police Department for more than 31 years.	2010
William Reed (66). President, W.E. Reed. Mr. Reed has successfully managed his own private business for over 40 years, providing a spectrum of services to real estate owners and managers regionally.	2010

Stephen R. Anastasio* (52). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010; Treasurer of each of the Value Line Funds from September 2005 to August 2008.   Mr. Anastasio has been employed by Value Line, Inc. for more than 20 years:  In addition to his current roles with the Company, he has served as CFO, Treasurer, Chief Accounting Officer and Corporate Controller of the Company.  His relevant experience also includes being Treasurer of each of the Value Line Mutual Funds from 2005 to 2008. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.

2010
Mary Bernstein* (61). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College, NYC and is a Certified Public Accountant.	2010
* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years.
Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled “Director Qualifications” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

(b)	The information pertaining to executive officers of the Company is set forth in Part I, Item I, subsection J under the caption “Executive Officers of the Registrant” of this Form 10-K.

Audit Committee

       The Company has a standing Audit Committee performing the functions described in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the members of which are:  Mr. Stephen Davis, Mr. Alfred Fiore, and Mr. William Reed.   The Board of Directors has determined that no member of the Audit Committee is an “audit committee financial expert” (as defined in the rules and regulations of the SEC).  The Board of Directors believes that the experience and financial sophistication of the members of the Audit Committee are sufficient to permit the members of the Audit Committee to fulfill the duties and responsibilities of the Audit Committee.  All members of the Audit Committee meet the NASDAQ’s financial sophistication requirements for audit committee members.

Code of Ethics

       Effective March 22, 2011 the Company adopted a revised Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, all other officers, and all other employees.  The Code of Business Conduct and Ethics was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31 filed on March 24, 2011 with the SEC, and is also available on the Company’s Internet site at www.valueline.com/About/Code_of_Ethics.aspx.

Procedures for Shareholders to Nominate Directors

       There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors implemented after the disclosure of those procedures contained in the proxy statement for the Company’s 2010 Annual Meeting of Shareholders held on August 17, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 and 5. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

       Based on the Company’s review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2011, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2011.

Item 11.  EXECUTIVE COMPENSATION.

       The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The following table sets forth information as of June 30, 2011 as to shares of the Company’s Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned1

Arnold Bernhard & Co., Inc.1 220 East 42nd Street New York, NY 10017	8,633,733	86.6%

       The following table sets forth information as of June 30, 2011, with respect to shares of the Company’s Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard A. Brecher	200	*
Stephen R. Anastasio	100	*
William Reed	200	*
Stephen Davis	200	*
Alfred Fiore	0	*
Mary Bernstein	0	*
John A. McKay	0	*

All directors and executive officers as a group (7 persons)	700	*

*Less than one percent

1All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

Securities Authorized for Issuance under Equity Compensation Plans

       As of the date of this Annual Report on Form 10-K, there were no securities of the Company authorized for issuance under equity compensation plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

       AB&Co., which owns 86.6% of the outstanding shares of the Company’s common stock, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business.  The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement.  During the fiscal year ended April 30, 2011, the Company was reimbursed $356,000 for payments it made on behalf of and services it provided to AB&Co.  At April 30, 2011 the Company held a receivable from AB&Co. in the amount of $39,000.  In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them.  The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company’s liability as if it filed a separate federal income tax return.  For the year ended April 30, 2011, the Company made a payment to AB&Co. for federal income taxes amounting to $363,000.  At April 30, 2010, prepaid and refundable income taxes in the Consolidated Balance Sheet included $1,598,000 of prepaid federal income tax due from AB&Co., which was paid to the Company during Fiscal 2011.

As a result of the completion of the Restructuring Transaction on December 23, 2010, the Company no longer receives investment management or distribution services revenues from the Value Line Mutual Funds.  For the period from May 1, 2010 through December 23, 2010, investment management fees and distribution fees amounted to $10,584,000 after taking into account fee waivers for certain of the Value Line Funds. These amounts included distribution fees of $2,308,000, earned by ESI for the period from May 1, 2010 through December 23, 2010.  For the period from May 1, 2010 through December 23, 2010, total management fee waivers were $513,000 and distribution fee waivers were $1,651,000.  The Company currently receives quarterly payments from EAM in a range of 41% to 55% of EAM’s investment management fee revenues (but no share of distribution fees).  During the period from December 23, 2010 through April 30, 2011, the Company recorded as non-voting revenues and profits interest from EAM $2,187,000 and $168,000, respectively, as non-operating income from its equity investment in EAM.  On a transitional basis, EAM and ES occupied a portion of the premises that the Company leases from a third party.  The Company received $189,000 during the period from December 23, 2010 to April 30, 2011 for rental and certain accounting and other administrative support services provided to EAM on a transitional basis.  In accordance with the terms of the Restructuring Transaction and the EAM Trust Agreement, EAM vacated the Company’s premises before June 1, 2011.

The Company also managed a fixed income portfolio for AB&Co. for which it received an asset based fee of $29,000 during Fiscal 2011.  That agreement was terminated effective December 1, 2010.

  The Company held a related party receivable due from EAM of $514,000 at April 30, 2011 for the unpaid portion of Value Line’s non-voting revenues interest. The non-voting revenues interest due from EAM are payable to Value Line quarterly under the provisions of the EAM Trust Agreement.

On March 11, 2010, VLI and the Boards of Trustees/Directors of the Value Line Funds entered into an agreement providing for the Company’s reimbursement of the Value Line Funds in the aggregate amount of $917,302 for various past expenses incurred by the Funds in connection with the SEC matter described above and referred to in Item 3, “Legal Proceedings” of this Form 10-K. This expense reimbursement obligation to the Value Line Funds was included in the reserve established by the Company during Fiscal 2010 for the SEC Settlement and was paid in full by the Company in October 2010.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2011 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

       The information required with respect to director independence and related matters is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

       The following table illustrates for the fiscal years ended April 30, 2011 and 2010 the fees paid to the Company’s independent auditor, Horowitz & Ullmann, for services provided:

	2011	2010
Audit fees	$160,785	$157,800
Audit-related fees	$73,975	$15,970
Tax fees	$63,390	$166,640
All other fees	$-	$4,020

Audit Committee Pre-Approval Policies and Procedures

       The Audit Committee of the Company’s Board of Directors approves all services provided by Horowitz & Ullmann, P.C., prior to the provision of those services.  The Audit Committee has not adopted any specific pre-approval policies and procedures.

Part IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements- See Part II Item 8.

All other Schedules are omitted because they are not applicable or the required information is shown in the   financial statements or notes thereto.

(b)	Exhibits

3.1
Certificate of Incorporation of the Company, as amended through April 7, 1983, is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Value Line, Inc. filed with the SEC on April 7, 1983.

3.2
Certificate of Amendment of Certificate of Incorporation dated October 24, 1989 is incorporated by reference to Exhibit 3.2 to the Amended Annual Report on Form 10-K/A for the year ended April 30, 2008 filed with the SEC on June 5, 2009.

3.3
By-laws of the Company, as amended through January 18, 1996, are incorporated by reference to Exhibit 3.1 to the Amended Quarterly Report on Form 10-Q/A for the quarter ended January 31, 1996 filed with the SEC on March 19, 1996.

10.1
Form of tax allocation arrangement between the Company and AB&Co. is incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Value Line, Inc. filed with the SEC on April 7, 1983.

10.2
Form of Servicing and Reimbursement Agreement between the Company and AB&Co., dated as of November 1, 1982, is incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Value Line, Inc. filed with the SEC on April 7, 1983.

10.3(a)
Lease, dated as of June 4, 1993, for the Company’s premises at 220 East 42nd Street, New York, NY, is incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended April 30, 1994 filed with the SEC on June 17, 1994.

10.3(b)
Amendment to Lease, dated September 14, 2000, is incorporated by reference to Exhibit 10.14 to the Amended Annual Report on Form 10-K/A for the year ended April 30, 2001 filed with the SEC on August 17, 2001.

10.3(c)	Amendment to Lease, dated April 23, 2007, is incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended April 30, 2007 filed with the SEC on July 20, 2007.

10.4
Form of indemnification agreement, dated July 13, 2010, by and between the Company and each of Howard A. Brecher, Stephen Davis, Alfred Fiore, William E. Reed, Mitchell E. Appel, Stephen R. Anastasio and Thomas T. Sarkany is incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended April 30, 2010 filed with the SEC on July 16, 2010.

10.5
EULAV Asset Management Declaration of Trust dated as of December 23, 2010 is incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form   10-Q for the quarter ended January 31, 2011 filed with the SEC on March 24, 2011.

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 filed with the SEC on March 24, 2011.

21	List of subsidiaries of Value Line, Inc.

31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.

32.2
Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.

32.3
Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.

(c)	(1)	Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

(a)	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2011

(b)	EULAV Asset Management, LLC and EULAV Securities, Inc. Combined Financial Statements
(Balance Sheet as of April 30, 2010, Statements of Income, Changes in Shareholder and Member Equity, and Cash    Flows for the period ended December 23, 2010, and the years ended April 30, 2010 and 2009)

EULAV ASSET MANAGEMENT CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2011

INDEPENDENT AUDITORS' REPORT

To the Trustees of
EULAV Asset Management

We have audited the accompanying consolidated statement of financial condition of EULAV Asset Management (the "Company") as of April 30, 2011, and the related consolidated statements of income, changes in owners' equity, and cash flows for the period from December 23, 2010 (commencement of operations) through April 30, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EULAV Asset Management as of April 30, 2011, and the results of its operations and its cash flows for the period from December 23, 2010 (commencement of operations) through April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EISNERAMPER LLP

New York, New York
July 28, 2011

July 28, 2011

EULAV ASSET MANAGEMENT
Consolidated Statement of Financial Condition
April 30, 2011

ASSETS
Cash and cash equivalents	$3,916,420
Investments, fair value	3,007,845
Receivable from affiliates	1,398,092
Prepaid expenses and other assets	216,951

Total current assets	8,539,308

Furniture and equipment, net	43,433
Intangible asset - management contracts	49,197,117

$57,779,858

LIABILITIES AND OWNERS' EQUITY
Accounts payable and accrued liabilities	$1,116,630
Due to VLI	513,673

Total current liabilities	1,630,303

Owners' equity	56,149,555

$57,779,858

See notes to consolidated financial statements	2

EULAV ASSET MANAGEMENT
Consolidated Statement of Income
For the Period From December 23, 2010 (Commencement of Operations) Through April 30, 2011

Revenues:
Investment management fees	$4,591,974
12b-1 fees	1,292,765
Dividends and interest	3,091

Total revenues	5,887,830

Expenses:
Marketing and distribution	1,491,758
Compensation and benefits	787,486
Office and administration	712,386
Office and administration - VLI	188,774
Professional fees	169,896

Total expenses	3,350,300

Net income before New York City income taxes	2,537,530
Provision for New York City income taxes	101,511

Net income	$2,436,019

See notes to consolidated financial statements	3

EULAV ASSET MANAGEMENT
Consolidated Statement of Changes in Owners' Equity
For the Period From December 23, 2010 (Commencement of Operations) Through April 30, 2011

	Capital
	Balance
	December 23,	Capital	Net	Capital
	2010	Contributions	Income	Distributions	Total

Non-voting profit interest	$0	$56,100,000	$2,267,782	$(2,306,951)	$56,060,831
Class A voting profit interest			151,414	(69,656)	81,758
Class B voting profit interest			16,823	(9,857)	6,966

	$0	$56,100,000	$2,436,019	$(2,386,464)	$56,149,555

See notes to consolidated financial statements	4

EULAV ASSET MANAGEMENT
Consolidated Statement of Cash Flows
For the Period From December 23, 2010 (Commencement of Operations) Through April 30, 2011

Cash flows from operating activities:
Net income	$2,436,019
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	1,374
Changes in:
Increase in receivable from affiliates	(1,097,671)
Increase in prepaid expenses and other assets	(216,951)
Increase in accounts payable and accrued expenses	708,665

Net cash provided by operating activities	1,831,436

Cash flows from investing activities:
Change in investments, net	(1,499,325)
Purchase of furniture and equipment	(27,301)

Net cash used in investing activities	(1,526,626)

Cash flows from financing activities:
Cash and cash equivalents received pursuant to restructuring transaction	5,484,401
Capital accounts distributions	(1,872,791)

Net cash provided by financing activities	3,611,610

Net increase in cash and cash equivalents	3,916,420
Cash and cash equivalents - December 23, 2010 (commencement of operations)	0

Cash and cash equivalents - April 30, 2011	$3,916,420

Supplemental schedule of non-cash financing activities:
Receivables and other assets received pursuant to restructuring transaction	$300,421
Accrued expenses assumed pursuant to restructuring transaction	$(407,965)
Investments at fair value received pursuant to restructuring transaction	$1,508,520
Furniture and equipment, net received pursuant to restructuring transaction	$17,506
Intangible assets received pursuant to restructuring transaction	$49,197,117
Due to VLI	$513,673

See notes to consolidated financial statements	5

EULAV ASSET MANAGEMENT

Notes to Consolidated Financial Statements
April 30, 2011

Note A - Organization and Transactions with Affiliates

EULAV Asset Management (the "Company"), a Delaware statutory trust, was formed on December 23, 2010 as a result of Value Line, Inc. ("VLI") completing the restructuring of its asset management and broker-dealer businesses (the "Restructuring Transaction") to satisfy the terms of a settlement with the SEC.  As part of the Restructuring Transaction, EULAV Securities, Inc., a New York corporation and wholly-owned subsidiary of VLI that acted as the distributor of the 14 Value Line mutual funds ("Value Line Funds"), merged into EULAV Securities LLC ("ESLLC"), a Delaware limited liability company.  VLI transferred 100% of its interest in ESLLC to EULAV Asset Management LLC, a wholly-owned subsidiary of VLI that acted as the investment adviser to the Value Line Funds and certain separate accounts.  EULAV Asset Management LLC then converted into the Company.  ESLLC, a wholly-owned subsidiary of the Company, is a broker-dealer registered with the Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority.  ESLLC claims the exemption from the provisions of SEC Rule 15c3-3 under paragraph (k)(1). On the date of the conversion, the fair value of the net assets contributed to the Company was $56,100,000 in exchange for revenue interests and non-voting profit interest.

Pursuant to the trust agreement, VLI granted the Company the right to use the Value Line name for all existing Value Line Funds and to supply without charge or expense the Value Line proprietary ranking system information.  New investment advisory agreements with the Value Line Funds that were necessary for the Restructuring Transaction to proceed were approved by the Board of Trustees/Directors of the Value Line Funds, and in late 2010, the shareholders of the Value Line Funds approved each fund's investment advisory agreement.

Each of the Value Line Funds has an investment advisory agreement with the Company pursuant to which the Company serves as investment adviser to the Value Line Funds.  The Company receives investment management fees from each of the 14 mutual funds managed by the Company.  The Company and certain of the Value Line Funds have agreed that the Company would waive a portion of the fund's respective advisory fees.  The fees received by the Company from the Value Line Funds are net of any contractual fee waivers.

Each of the Value Line Funds has a distribution agreement with the Company's wholly owned subsidiary ESLLC pursuant to which ESLLC acts as principal underwriter and distributor of the Value Line Funds for the sale and distribution of their shares.  ESLLC is eligible to receive service and distribution fees under Rule 12b-1 of the Investment Company Act of 1940 from all of the 14 mutual funds managed by the Company.  ESLLC and certain of the Value Line Funds have agreed that ESLLC would waive all or a portion of the fund's respective Rule 12b-1 fees.  The fees received by the ESLLC from the Value Line Funds are net of any contractual fee waivers.

Note B - Summary of Significant Accounting Policies

[1]	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

[2]	Cash and cash equivalents:

The Company considers all cash held at banks and in money market mutual funds to be cash and cash equivalents.  As of April 30, 2011, cash and cash equivalents included $2,019,304 invested in the Value Line U.S. Government Money Market Fund.  The Company maintains cash and balances in a financial institution which, at times, may exceed federally insured limits.  In the event of a financial institution's insolvency, recovery of cash may be limited.

EULAV ASSET MANAGEMENT

Notes to Consolidated Financial Statements
April 30, 2011
Note B - Summary of Significant Accounting Policies  (continued)

[3]	Consolidation:

The consolidated financial statements include the accounts of the Company and ESLLC after elimination of inter-company balances and transactions.

[4]	Revenues:

Investment management fees consist of management fees from the Value Line Funds.  Investment management fees for the Value Line Funds are earned on a monthly basis as services are performed and the fees, which generally range from 0.40% to 0.75%, are calculated based on average daily net assets of the Value Line Funds in accordance with each fund's advisory agreement.

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator and custodian of the Value Line Funds.  The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940.

Service and distribution fees are received from the Value Line Funds in accordance with service and distribution plans under Rule 12b-1 of the Investment Company Act of 1940.  The plans are compensation plans, which means that ESLLC's fees under the plans are payable without regard to actual expenses incurred by ESLLC.  ESLLC may earn a profit under the plan.  Expenses incurred by the ESLLC include payments to securities dealers, banks, financial institutions and other organizations that provide distribution, marketing, and administrative services with respect to the distribution of the Value Line Funds' shares.  Service and distribution fees are received on a monthly basis and calculated based on the average daily net assets of the respective Value Line Fund in accordance with each fund's prospectus.

[5]	Income taxes:

The Company, as a trust, has elected to be taxed as a pass-through entity similar to a partnership for federal and state income tax purposes and, accordingly, is not subject to federal and state income taxes.  The Company is subject to New York City unincorporated business tax.

The Company may recognize tax benefits from any uncertain positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company's policy is to recognize accrued interest and penalties in general and administration expense.  The Company has not recognized in these consolidated financial statements any interest or penalties related to income taxes, and has no material unrecognized tax benefits.  There are currently no income tax returns under examination.

Tax laws are complex and subject to different interpretations by the taxpayer and taxing authorities.  Significant judgment is required when evaluating tax provisions and related uncertainties.  Future events such as changes in tax legislation could require a provision for income taxes.  Any such changes could significantly affect the amounts reported in the statement of income.

[6]	Fair value of financial instruments:

Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the

EULAV ASSET MANAGEMENT

Notes to Consolidated Financial Statements
April 30, 2011
Note B - Summary of Significant Accounting Policies  (continued)

[6]       Fair value of financial instruments:  (continued)

asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value are classified within the following three categories:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 -
Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from independent sources.

Level 3 -	Unobservable inputs. Unobservable inputs reflect the assumptions that the management develops based on available information about what market participants would use in valuing the asset or liability.

An asset's or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company's management uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 or Level 2 assets and liabilities.

Investments that trade in markets that are not considered to be active, but whose values are based on quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs are classified as Level 2.  Investments held by the Company are classified as Available-for-Sale Securities.  The Company holds fixed income investments consisting of government agencies, treasuries, commercial paper, FDIC backed commercial paper and/or certificates of deposit.

The following table presents information about the Company's assets measured at fair value as of April 30, 2011:

			Fair Value
	Country	Fair Value	Hierarchy
Assets:
Money market funds	United States	$2,375,466	Level 1
United States Treasury Bills	United States	249,965	Level 2
Commercial paper	United States	1,249,870	Level 2
Corporate note - FDIC guaranteed	United States	1,508,010	Level 2

Total		$5,383,311

[7]	Intangible assets:

The value of the intangible asset received as part of the Restructuring Transaction was derived primarily from revenue streams to be earned from management contracts contributed and from the right to use the Value Line name for all existing Value Line Funds and access the Value Line Proprietary Ranking information was valued at approximately $49,197,000, which is not deductible for tax purposes, has an indefinite useful life, and is not being amortized.  The Company assesses the recoverability of its intangible asset by determining whether the carrying amount can be recovered through undiscounted forecasted

EULAV ASSET MANAGEMENT

Notes to Consolidated Financial Statements
April 30, 2011
Note B - Summary of Significant Accounting Policies  (continued)

[7]	Intangible assets: (continued)

cash flows if events or changes in circumstances indicate that the asset may be impaired.  If undiscounted forecasted cash flows indicate that the carrying amount will not be recovered, an adjustment will be made to reduce such amounts to fair value based on forecasted future cash discounted at a rate commensurate with the risk associated when achieving such cash flows.  Future cash flows are based on trends of historical performance and the Company's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  The Company has elected to perform its annual analysis at April 30, its fiscal year-end.  No indicators of impairment were identified during the period from December 23, 2010 (commencement of operations) through April 30, 2011.

Note C - Owners' Equity

As part of the Restructuring Transaction described in Note A, the Company admitted Mitchell Appel, Avi T. Aronovitz, Richard Berenger, Howard B. Sirota and R. Alastair Short (the "Shareholders") as holders of 20% of the voting profits interests of the Company and Value Line restructured its ownership interests in the Company so that VLI owns only nonvoting revenue and profits interests of the Company.  The shareholders were selected by the Independent Directors of Value Line, Inc.  The holders of the Company's voting profits interests have the right to elect five trustees of the Company, who manage the advisory and distribution businesses much like a board of directors.  The shareholders elected themselves as the five initial Trustees of the Company. The Trustees delegated the authority to manage the day-to-day business to the Company's senior executive, Mr. Appel, who is one of the Trustees.  Subsequent to the Restructuring Transaction, Mr. Sirota resigned and Mr. Robert Rice was elected as a new Trustee of the Company in accordance with the Declaration of Trust agreement.

Collectively, the voting profits interests receive 50% of the residual profit of the business, in which the share of
Mr. Appel is 45% and the others each 1.25%, subject to temporary adjustments in certain circumstances, as defined in the Trust agreement.  VLI retains a nonvoting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances and has no power to vote for the election, removal or replacement of the Trustees of the Company. VLI also has an interest in non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  As of April 30, 2011, the Company is obligated to pay VLI $513,673 as a capital distribution, which was recorded on the consolidated statement of financial condition as due to VLI.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved) plus any additional capital contributions (VLI or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in the Company), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; the next $56.1 million will be distributed 15% to the holders of the Class A voting profits interests, 5% to the holders of the Class B voting profits interests and 80% to the holders of the nonvoting profits interests; and the excess will be distributed 40% to the holders of the Class A voting profits interests, 5% to the holders of the Class B voting profits interests and 55% to the holders of the nonvoting profits interests.  The Company will make distributions to the shareholders and holders of the revenue interests no later than the tenth day of January, April, July, and October for the prior calendar quarter, as defined in the trust agreement.

As part of the restructuring, VLI contributed approximately $7 million in cash, cash equivalents and short-term investments, and other assets and assumed liabilities to the Company.

EULAV ASSET MANAGEMENT

Notes to Consolidated Financial Statements
April 30, 2011
Note C - Owners' Equity  (continued)

The Company has no fixed term, but in the event of a change of "control" (as that term is defined in the 1940 Act) at VLI, then VLI has the right, but not the obligation, to buy the voting profits interests at a fair market value to be determined by an independent valuation firm in accordance with the terms of the Company's Declaration of Trust agreement.

VLI has the benefit of certain consent rights involving extraordinary events, such as a proposed sale of all or a significant part of the adviser, material acquisitions, entering into businesses other than asset management and fund distribution, paying compensation in excess of the mandated limit of 22.5% - 30% of non-distribution fee revenues (depending on the level of such revenues), declaring voluntary bankruptcy, making material changes in tax or accounting policies or making substantial borrowings, and entering into related party transactions.

Note D - Related Party Transactions

The management fees, as described in Note A, are received from related parties and are reflected within receivable from affiliates on the consolidated statement of financial condition.  For the period from December 23, 2010 (commencement of operations) through April 30, 2011, total management fee waivers were approximately $303,000.

The 12b-1 fees, as described in Note A, are received from related parties.  For the period from December 23, 2010 (commencement of operations) through April 30, 2011, total service and distributions fee waivers were approximately $855,000.

Pursuant to the trust agreement, VLI provided a fully segregated segment of the office space of VLI to the Company and provided a wide variety of services.  These services included payroll services, reception, telephone, bookkeeping, and information systems.  The Company agreed to pay VLI $44,000 for each month it utilized the segregated space and services.  This payment was to be paid in advance on the first day of each month.  Through April 30, 2011, the Company paid approximately $189,000 to VLI.  This is reflected as office and administration - VLI on the consolidated statement of income.

Note E - Furniture and Equipment

Furniture and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of five to seven years.

Furniture and equipment, net consist of the following:

Furniture and equipment	$49,523
Less: depreciation	(6,090)

$43,433

Note F - Regulatory Requirements

For regulatory purposes, ESLLC is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger.  At April 30, 2011, the ESLLC's net capital, as defined, of $1,761,554 exceeded required net capital by $1,661,554 and the ratio of aggregate indebtedness to net capital was 0.45 to 1.

EULAV ASSET MANAGEMENT

Notes to Consolidated Financial Statements
April 30, 2011

Note G - Employees' Profit Sharing and Savings Plan

The employees of the Company are eligible to be members of the Company's 401(k) Plan and Profit Sharing Plan. In general, the Company matches 50% of the first 4% of each eligible employees salary for the 401(k) Plan and may at its discretion contribute to the Profit Sharing Plan.  For the period from December 23, 2010 (commencement of operations) through April 30, 2011, the Company made no contributions to the Profit Sharing Plan and made $7,764 in matching contributions to the 401(k) Plan.

Note H - Co-Employee Agreement

The Company has a client service agreement with ADP TotalSource as Co-employer (as defined in the client service agreement).  ADP TotalSource is an unrelated entity.  The Company's employees are on the Co-employer's payroll and withholding system which is responsible for providing the payroll and tax withholding payments and reports for the Company's employees.  In exchange, the Co-employer receives an administrative fee.

Note I - Subsequent Events

In May 2011, the Company entered into a non-cancelable operating lease for office space at 7 Times Square with a base rent of $277,264 per annum that expires in May 2016.

Management has evaluated all subsequent transactions and events through July 28, 2011, the date on which these financial statements were available to be issued.

(b)	EULAV Asset Management, LLC and EULAV Securities, Inc. Combined Financial Statements

(Balance Sheet as of April 30, 2010, Statements of Income, Changes in Shareholder and Member Equity, and Cash Flows for the period ended December 23, 2010, and the years ended April 30, 2010 and 2009)

EULAV ASSET MANAGEMENT, LLC and EULAV SECURITIES, INC.
(Wholly owned subsidiaries of Value Line, Inc.)

Combined Financial Statements

(Balance Sheet as of April 30, 2010
Statements of Income, Changes in Shareholder and Member Equity,
and Cash Flows for the period ended December 23, 2010
and the years ended April 30, 2010 and 2009)

HOROWITZ & ULLMANN, P.C.
Certified Public Accountants

A member of the	275 Madison Avenue
AICPA Center for Audit Quality	New York, NY 10016
New York State Society of CPAs	Telephone: (212) 532-3736
PCAOB registered	Facsimile: (212) 545-8997
E-mail: cpas@horowitz-ullmann.com

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.

We have audited the accompanying combined balance sheet of Eulav Asset Management, LLC and Eulav Securities, Inc as of April 30, 2010 and the related combined statements of income, changes in shareholder and member equity, and cash flows for the period from May 1, 2010 through December 23, 2010 (cessation of operations) and the years ended April 30, 2010 and 2009.  Value Line’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eulav Asset Management, LLC and Eulav Securities, Inc at April 30, 2010, and the results of its operations and its cash flows for the period from May 1, 2010 through December 23, 2010 and the years ended April 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

New York, NY
July 28, 2011

EULAV ASSET MANAGEMENT, LLC and EULAV SECURITIES, INC.
(Wholly owned subsidiaries of Value Line, Inc.)
Combined Balance Sheet
April 30, 2010

April 30, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$5,010,849
Securities available for sale	2,514,970
Receivable from affiliates	1,515,563
Other receivables	41,464
Prepaid expenses and other current assets	166,425
Total current assets	9,249,271

Long term assets:
Property and equipment, net	8,958
Other assets	130,607

Total long term assets	139,565

Total assets	$9,388,836

LIABILITIES AND SHAREHOLDER AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,275,179
Accrued salaries	347,985
Payable to affiliates	1,009,976
Unearned revenue	34,953
Total current liabilities	2,668,093

Shareholder and Member Equity:
Common stock, at stated value of $112 per share: 2,500
authorized, issued and outstanding	280,000
Additional paid-in capital	3,312,335
Retained earnings and member equity	3,131,390
Accumulated other comprehensive income, net of tax	(2,982)
Total shareholder and member equity	6,720,743

Total liabilities and shareholder and member equity	$9,388,836

See independent auditor’s report and accompanying notes to combined financial statements.

EULAV ASSET MANAGEMENT, LLC and EULAV SECURITIES, INC.
(Wholly owned subsidiaries of Value Line, Inc.)
Combined Statements of Income
For the period from May 1, 2010 through December 23, 2010 and the years ended April 30, 2010 and 2009

	December 23, 2010	April 30, 2010	April 30 2009

Revenues:
Investment management fees & services	$8,384,303	$14,808,830	$15,285,377
12-b-1 fees	2,308,234	4,123,461	5,373,100
Gains/(losses) on securities transactions, net	(1,804)	(123,737)	359,622
Dividends and interest	8,135	283,721	409,462

Total revenues	10,698,868	19,092,275	21,427,561

Expenses:
Advertising and promotion	2,230,674	5,219,093	6,999,869
Salaries and employee benefits	1,049,313	2,576,765	2,487,275
Office and administration	1,844,625	2,478,287	2,674,359

Total expenses	5,124,612	10,274,145	12,161,503

Income before income taxes	5,574,256	8,818,130	9,266,058
Provision for income taxes	2,155,429	3,190,641	3,363,496

Net income	$3,418,827	$5,627,489	$5,902,562

See independent auditor’s report and accompanying notes to combined financial statements.

EULAV ASSET MANAGEMENT, LLC and EULAV SECURITIES, INC.
(Wholly owned subsidiaries of Value Line, Inc.)
Combined Statements of Cash Flows
For the period from May 1, 2010 through December 23, 2010 and the years ended April 30, 2010 and 2009

	December 23, 2010	April 30, 2010	April 30 2009
Cash flows from operating activities
Net income	$3,418,827	$5,627,489	$5,902,562

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,916	8,777	14,489
Amortization of bond premium	-	228,304	569,636
Realized (gains)/losses on sales of securities	5	(252,853)	(104,721)
Unrealized (gains)/losses on securities	1,799	376,590	(254,901)
Deferred income taxes	1,410	(24,698)	90,534
Writedown of property and equipment	17,508	-	-

Changes in assets and liabilities:
Proceeds from sales of fixed income trading securities	-	16,851,279	9,026,956
Purchase of fixed income trading securities	-	-	(6,583,000)
(Increase)/decrease in receivables from affiliates and other receivables	1,557,027	119,281	(779,890)
(Increase)/decrease in prepaid expenses and other current assets	166,425	270,689	(415,108)
(Increase)/decrease in other assets	130,607	-	-
Increase/(decrease) in payable to affiliates	(1,009,976)	(640,168)	2,614,256
Increase/(decrease) in accounts payables and accrued liabilities	(1,658,119)	264,790	38,216

Total adjustments	(791,398)	17,201,991	4,216,467

Net cash provided by operating activities	2,627,429	22,829,480	10,119,029

Cash flows from investing activities:
Proceeds from sales of fixed income securities	999,140	-	-
Purchase of fixed income securities	-	(2,516,270)	-
Acquisition of property and equipment	(10,466)	-	-
Acquisition of capitalized software	-	(8,281)	-

Net cash provided by/(used in) investing activities	988,674	(2,524,551)	-

Cash flows from financing activities:
Return of capital paid to parent	(1,110,000)	(4,789,577)	-
Contribution of assets to EAM Trust	(5,484,400)	-	-
Member equity contribution	2,201,369	-	2,757,820
Dividends paid to parent and distributions to member	(4,233,921)	(14,079,638)	(10,848,170)

Net cash used in financing activities	(8,626,952)	(18,869,215)	(8,090,350)

Net increase/(decrease) in cash and cash equivalents	(5,010,849)	1,435,714	2,028,679
Cash and cash equivalents at beginning of year	5,010,849	3,575,135	1,546,456

Cash and cash equivalents at end of year	$-	$5,010,849	$3,575,135

See independent auditor’s report and accompanying notes to combined financial statements.

EULAV ASSET MANAGEMENT, LLC and EULAV SECURITIES, INC.
(Wholly owned subsidiaries of Value Line, Inc.)
Statements of Changes in Shareholder and Member Equity
For the period from May 1, 2010 through December 23, 2010 and the years ended April 30, 2010 and 2009

	Common stock
					Retained	Accumulated
	Number	Par	Additional		earnings and	Other
	of	Value	paid-in	Comprehensive	member	Comprehensive
	shares	Amount	capital	income/(loss)	equity	income/(loss)	Total

Balance at April 30, 2008	2,500	$280,000	$8,101,912		$13,616,777	$-	$21,998,689

Comprehensive income
Net income				$5,902,562	5,902,562		5,902,562

Comprehensive income				$5,902,562

Member equity contribution					2,912,370		2,912,370

Dividends to parent and distributions to member					(10,848,170)		(10,848,170)

Balance at April 30, 2009	2,500	$280,000	$8,101,912		$11,583,539	$-	$19,965,451

Comprehensive income
Net income				$5,627,489	5,627,489		5,627,489

Other comprehensive income/(loss):
Change in unrealized losses on securities, net of tax of $1,620				(2,982)		(2,982)	(2,982)

Comprehensive incpme/(loss)				$5,624,507

Return of capital to parent			(4,789,577)				(4,789,577)

Dividends to parent and distributions to member					(14,079,638)		(14,079,638)

Balance at April 30, 2010	2,500	$280,000	$3,312,335		$3,131,390	$(2,982)	$6,720,743

Comprehensive income
Net income				$3,418,827	3,418,827		3,418,827

Other comprehensive income/(loss):
Change in unrealized losses on securities, net of tax of $1,620				2,982		2,982	2,982

Comprehensive incpme/(loss)				$3,421,809

Member equity contribution					2,201,369		2,201,369

Return of capital to parent			(1,110,000)				(1,110,000)

Distributions to member					(4,233,921)		(4,233,921)

Contribution to EAM Trust	(2,500)	(280,000)	(2,202,335)		(4,517,665)	-	(7,000,000)

Balance at December 23, 2010	-	$-	$-		$-	$-	$-

See independent auditor’s report and accompanying notes to combined financial statements.

EULAV ASSET MANAGEMENT, LLC and EULAV SECURITIES, INC.

(Wholly owned subsidiaries of Value Line, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1: Organization and summary of significant accounting policies:

EULAV Asset Management, LLC (“EULAV” or the “Adviser”), formed in the State of Delaware and a wholly owned subsidiary of Value Line, Inc. (“VLI”) is the investment adviser and manager of the Value Line Mutual Funds (“Value Line Funds”) and the successor to the operations as adviser and manger to the Value Line Mutual Funds, previously conducted by Value Line, Inc. through June 30, 2008. EULAV Securities, Inc. ("ESI" or "Distributor"), incorporated in the State of New York, is also a wholly owned subsidiary of VLI.  The Distributor is a registered broker-dealer that serves as the underwriter and distributor of shares of the Value Line mutual funds ("Value Line Funds").  On May 5, 2009 Value Line Securities, Inc. changed its name to EULAV Securities, Inc. Eulav and ESI are referred to as the Company throughout the Notes to the Combined Financial Statements. On December 23, 2010, Eulav and ESI were deconsolidated from VLI pursuant to the Restructuring Transaction where-by all of the ownership of Eulav and ESI were contributed to a newly formed entity, Eulav Asset Management, a Delaware Trust (“EAM”) (see note 9).

Principles of Consolidation: The combined financial statements include the accounts of the Adviser and the Distributor.

Accounting Standards Codification:
During fiscal year 2010, the Company adopted the Financial Accounting Standards Board's (FASB's) Accounting Standards Codification (ASC). The FASB's ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC.  The FASB's ASC reorganized the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. Although not the official source, it also includes relevant portions of authoritative SEC guidance that follows the same topical structure in separate sections in the Codification.  The financial statements of the Company have been updated to reflect the relevant references to the FASB's ASC.

Revenue recognition:

EULAV is the investment adviser to the Value Line Funds and earned investment management fees that consisted of management fees from the Value Line Funds and from asset management clients.  Investment management fees for the Funds were earned on a monthly basis as services were performed.  The fees were calculated based on average daily net assets of the Funds in accordance with each Fund's advisory agreement (see Note 3).

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940.   Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds.  Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.  Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid an advisory fee.  Assets within the separately managed accounts were held at third party custodians, were subject to the terms of the applicable advisory agreement and did not have any advance notice requirement for withdrawals.

The Distributor, ESI is eligible to receive service and distribution fees under compensatory agreements established under rule 12b-1 of the Investment Company Act of 1940 from all of the fourteen mutual funds managed by the Adviser. The plans are compensatory plans, which means that fees under the plans are payable without regard to actual expenses incurred by the Distributor.  The Distributor may earn a profit under the plan.  Expenses incurred by the Distributor include payments to securities dealers, banks, financial institutions and other organizations, that provide distribution, marketing, and administrative services with respect to the distribution of the mutual funds’ shares.  Service and distribution fees are received on a monthly basis and calculated on the average daily net assets of the respective mutual fund in accordance with each fund prospectus.

Valuation of Securities:

The Adviser and the Distributor adopted the Fair Value Measurements Topic of the FASB Accounting Standards Codification ("ASC") that defines fair value as the price that the Adviser and Distributor would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment.

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
Level 3 – significant unobservable inputs (including the Distributor’s own assumptions in determining the fair value of investments).

The valuation techniques used by the Adviser and the Distributor to measure fair value of all investments during the fiscal year ended April 30, 2010 classified as Level 1 securities consisted exclusively of quoted prices in active markets for identical assets. The Company had no other financial instruments including futures, forwards and swap contracts. For the periods ended April 30, 2010, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to Fair Value Measurement.

The following is a summary of the inputs used as of April 30, 2010 in valuing the Adviser and the Distributor’s investments carried at fair value:

	Total Investments	Cash Equivalents	Investments in Trading Securities	Investments in Securities Available for Sale
Level 1 – Quoted Prices	$7,505,310	$4,990,340	$-	$2,514,970
Level 2 – Other Significant Observable Inputs	-	-	-	-
Level 3 – Significant Unobservable Inputs	-	-	-	-
Total	$7,505,310	$4,990,340	$-	$2,514,970

The Company's securities classified as cash equivalents and trading securities consist of shares of cash and money market funds that invest primarily in short-term U.S. Government securities, government debt securities, and FDIC insured commercial paper valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC 820.  The trading securities reflected in the Combined Balance Sheets are valued at market and unrealized gains and losses on securities are reported in the Combined Statements of Income as a component of Principal transactions, net. Realized gains and losses on sales of the trading securities are recorded in earnings on trade date and are determined on the identified cost method.

Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. The market value of the Company's fixed maturity government debt obligations are determined utilizing publicly quoted market prices. Cash equivalents consist of investments in Money Market Funds that invest primarily in U.S. Government securities valued at $1 per share in accordance with rule 2a-7 under the Investment Company Act of 1940.

Cash and cash equivalents:

EULAV and ESI consider all cash held at banks and Money Market Mutual Funds to be cash or cash equivalents.  As April 30, 2010 cash and cash equivalents consisted of $5,010,849.

Advertising expenses:

The Adviser and the Distributor expense advertising costs as incurred.

Income Taxes:

The Adviser, the Distributor and VLI are included in the consolidated U.S. Federal income tax return of Arnold Bernhard & Co., Inc. ("AB&Co.") which owns approximately 86.5% of the outstanding common stock of VLI. The Adviser and the Distributor are also included in the combined state and local income tax returns of VLI.  The Adviser and the Distributor have informal intercompany tax allocation arrangements with VLI under which VLI allocates to the Adviser and the Distributor their share of the consolidated or combined tax based upon the incremental effect of the Adviser’s and the Distributor's results on the consolidated or combined tax provision and obligations of VLI.

VLI computes its income tax provision in accordance with the Income Tax Topic of the FASB's ASC.  Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Combined Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse.

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  Management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Subsequent Events:

Management has evaluated all subsequent transactions and events through July 28, 2011, the date on which these financial statements were available to be issued, and except as already included in the notes to these financial statements, has determined that no additional items require disclosure.

Note 2  Supplementary Cash Flow Information:

The Company reimbursed VLI $2,155,429, $3,190,641 and $3,363,496 for federal, state, and local income taxes VLI paid on behalf of the Company during the fiscal period ended December 23, 2010, and fiscal years ended April 30, 2010 and 2009, respectively.

On December 23, 2010, VLI completed a Restructuring Transaction which included the receipt of a non-voting revenues interest and a non-voting profits interest in EAM in exchange for VLI's voting shares in EAM LLC and ESI. This investment, classified as Investment in EAM on the Consolidated  Balance Sheet of VLI, was valued at $55,805,000 as of December 23, 2010, which included $5,484,000 of cash and $1,516,000 of FDIC insured corporate notes, representing a contribution of all of the assets of EAM LLC and ESI by VLI to EAM as part of the Restructuring Transaction.

Note 3  Related Party Transactions:

Investment Management:

EAM LLC earned investment management fees based upon the average daily net asset values of the respective Value Line Funds.  Service and distribution fees were received by ESI from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.

For the period from May 1, 2010 through December 23, 2010, investment management fees and 12b-1 service and distribution fees amounted to $10,584,000 after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included 12b-1 service and distribution fees of $2,308,000, earned by ESI for the period from May 1, 2010 through December 23, 2010.  For the period from May 1, 2010 through December 23, 2010, total management fee waivers were $513,000 and 12b-1 fee waivers were $1,651,000.  With limited exceptions, the Company, EAM LLC and ESI, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.  Any such recoupment is subject to the provisions of the applicable prospectus.

For the twelve months ended April 30, 2010 and 2009, investment management fees and 12b-1 service and distribution fees amounted to $18,710,000 and $24,285,000 (this amount includes $4,315,000 of investment management fees received by VLI prior to the formation of EAM LLC), respectively, after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $4,123,000 and $5,373,000, earned by ESI in fiscal years 2010 and 2009, respectively.

For the twelve months ended April 30, 2010 and 2009, total management fee waivers were $898,000 and $208,000, respectively, and service and distribution fee waivers were $2,642,000 and $2,889,000, respectively.

For the period from May 1, 2010 through December 23, 2010, the twelve months ended April 30, 2010 and 2009, separately managed account revenues including revenues from Arnold Bernhard and Company, Inc., the controlling stockholder of the Company ("Parent"), were $109,000, $222,000, and $688,000, respectively.   The separately managed account agreements with the Parent were terminated effective December 1, 2010. As of December 23, 2010, the Company had no separately managed accounts.

At April 30, 2010, the Receivables from Affiliates included $1,515,563 of receivables from the Value Line Funds.

Transactions with Value Line, Inc.

VLI pays certain expenses on behalf of the Investment Adviser and Distributor related directly to their operations. Accordingly, for the period ended December 23, 2010 and for the years ended April 30, 2010 and 2009, VLI charged the Adviser and the Distributor $373,301, $959,708, and $1,563,536, respectively for salaries and benefits, office facilities and other administrative expenses in accordance with an expense sharing agreement.  Vanderbilt Advertising Agency, Inc., a wholly owned subsidiary of VLI, places media advertising as agents for the Distributor.   .

In addition to these expenses paid on behalf of and charged to the Adviser and Distributor, there were certain common expenses and income that were included in VLI’s Investment Management Segment footnote (the “Segment”) within VLI’s financial statements.

During the period ended December 23, 2010 the following additional allocations were made to the Segment:  $641,000 for VLI’s executive management and administrative support department salaries and benefits; $695,000 related to general overhead and shared research and information technology expenses; $3.76 million in legal expenses associated with the SEC matter (described in Note 9, Legal Proceedings below); $1.77 million related to post employment compensation ascribed to a former employee of VLI related to the grant of a voting profits interest in EAM; $914,000 for operating lease exit costs related to the Adviser and the Distributor vacating VLI’s office space; a reduction $1.77 million reserved for Fair Fund Settlement expenses; a $50.5 million gain on deconsolidation of the Investment Advisory and Distributor business (described in Note 9, Legal Proceedings below); and $6,000 of investment income from securities transactions.

In fiscal 2010 the following allocations were made to the Segment:  $813,000 was allocated relating to VLI’s executive management and administrative support department salaries and benefits; $996,000 relating to general overhead and shared research and information technology expenses; $1.36 million in legal expenses associated with the SEC matter; $160,000 of investment income from securities transactions; and $48.1 million relating to the Settlement with the SEC (described in Note 9, Legal Proceedings below).

During fiscal 2009 the following allocations were made to the Segment:  $1.6 million of executive management and administrative support department salaries and benefits; $1.2 million relating to general overhead and shared research and information technology expenses; and $2.0 million in legal fees associated with the SEC matter. In addition $9.54 million in securities transactions income and $4.315 million of investment management fees received by VLI prior to the formation of EAM LLC was included in the segment.

The Adviser, the Distributor and VLI incur trade receivables and payables throughout the year.  Interest is not charged on intercompany balances.

For the period ended December 23, 2010 and the years ended April 30, 2010 and April 30, 2009, separately managed account revenues included revenues from Arnold Bernhard and Company, Inc. (“AB&Co., Inc.”), the controlling stockholder of VLI of $31,736, $54,446 and $49,488, respectively.  The separately managed account agreements with AB&Co., Inc. were terminated effective December 1, 2010.

Note 4  Investments:

Securities available-for-sale:
Securities held by the Company are classified as available-for-sale securities in accordance with FASB's ASC 320, Investments - Debt and Equity Securities.

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of securities issued by the United States federal government. The aggregate cost and fair value at April 30, 2010 for government debt securities classified as available-for-sale were as follows:

			Gross
			Unrealized
	Historical		Holding
	Cost	Fair Value	Gains/(Losses)
Maturity
Due within 1 year	$2,519,570	$2,514,970	$(4,600)
Total investment in government debt securities	$2,519,570	$2,514,970	$(4,600)

The unrealized gross losses on fixed income securities classified as available-for-sale net of deferred income tax were included in Accumulated Other Comprehensive Income on the Combined Balance Sheet.

For the twelve months ended April 30, 2010, dividend and interest income in the Combined Statement of Income includes interest received of $511,445, net of the amortization of bond premiums of $228,304 and $579 of dividends from the Value Line U.S. Government Money Market Fund.  For the twelve months ended April 30, 2009, dividend and interest income in the Combined Statements of Income includes interest received of $900,675, net of amortization of bond premiums of $569,636 and dividends from the Value Line U.S. Government Money Market Fund of $78,423.

Note 5  Federal State and Local income Taxes:

The Adviser, the Distributor and VLI are included in the consolidated U.S. Federal income tax return of Arnold Bernhard & Co., Inc. ("AB&Co.") which owned approximately 86.5% of the outstanding common stock of VLI. The Adviser and the Distributor are also included in the combined state and local income tax returns of VLI.  The Adviser and the Distributor have informal intercompany tax allocation arrangements with VLI under which VLI allocates to the Adviser and the Distributor their share of the consolidated or combined tax based upon the incremental effect of the Adviser’s and the Distributor's results on the consolidated or combined tax provision and obligations of VLI.  For the period ended December 23, 2010, Eulav and ESI’s allocated share of the combined Federal, State and local income taxes was $2,155,429. For the years ended April 30, 2010 and April 30, 2009, Eulav and ESI’s allocated share of the combined Federal, State and local income taxes was $3,190,641 and $3,363,496, respectively.

The Adviser’s and the Distributor's federal income tax returns (included in the AB&Co. consolidated returns) and state and city tax returns (included in the VLI combined returns) for fiscal years ended April 30, 2009, 2010, and 2011 are subject to examination by the tax authorities, generally for three years after they were filed.

The Adviser and the Distributor compute their income tax provision/(benefit) in accordance with the requirements of the Income Tax Topic of the FASB's ASC.  The Adviser and the Distributor's tax provision/(benefit) consist of the following:

For the period ending December 23, 2010:

	Current	Deferred	Total

Federal	$1,841,061	-	$1,841,061
State and local	314,368		314,368

Income tax provision	$2,155,429	-	$2,155,429

For the year ending April 30, 2010:

	Current	Deferred	Total

Federal	$2,903,313	$(24,698)	$2,878,615
State and local	312,026	-	312,026

Income tax provision/(benefit)	$3,215,339	$(24,698)	$3,190,641

For the year ending April 30, 2009:

	Current	Deferred	Total

Federal	$2,911,114	$88,936	$3,000,050
State and local	361,848	1,598	363,446

Income tax provision/(benefit)	$3,272,962	$90,534	$3,363,496

The differences in the provision for income taxes computed at the U.S. statutory rate and amount provided by the Adviser and the Distributor is summarized as follows:

	Period Ended
	December 23,	Year Ended April 30,
	2010	2010	2009
Tax provision at the US statutory rate of 35%	$1,950,990	$3,086,345	$3,243,120
Decrease in provision from:
State and local income tax expense, net of federal
Income tax benefits	204,439	202,817	236,240
Tax exempt income	-	(98,521)	(115,864)

Income tax provision/(benefit)	$2,155,429	$3,190,641	$3,363,496

NOTE 6  Employees’ Profit Sharing and Savings Plan:

The employees of the Adviser and the Distributor were eligible to be members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan") until December 23, 2010.  In general, the Adviser and the Distributor contribute to the Plan a defined annual contribution which is determined by a formula based upon the salaries of eligible employees and the amount of VLI's consolidated net operating income as defined in the Plan.  VLI reserves the right to amend or terminate the Plan at any time.  The Plan's assets are invested in the Value Line Funds.  The Adviser and the Distributor did not contribute to the Plan during the period ended December 23, 2010 and the years ended April 30, 2010 and April 30, 2009.

Note 7  Concentration of Credit Risk

Predominately all of the Adviser’s and Distributors revenues were derived from the Value Line Mutual Funds.

Note 8 Comprehensive Income

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Balance Sheets.

NOTE 9  Legal Proceedings:

During the period from 1986 until voluntarily suspended by Value Line in November 2004, Value Line had arrangements with several of the Funds managed by Value Line pursuant to which, acting through ESI in respect of certain securities trades, ESI charged the Funds commission rates of $0.0488 per share, and forwarded such transactions to unaffiliated brokerage firms for execution, clearance and settlement at a commission rate that varied from $.02 to $.01 per share.  The SEC alleged that ESI retained the excess without providing any brokerage services. On November 4, 2009, Value Line, ESI, Jean B. Buttner and David T. Henigson, who were former officers and directors of Value Line, concluded a negotiated settlement with the SEC as a result of an investigation into the brokerage practices discussed above (the “Settlement”).

In connection with the Settlement, Value Line, without admitting or denying the SEC charges, paid $43,706,000 to the SEC in November 2009.  During fiscal 2010, Value Line recorded a provision for settlement in the amount of $48,106,000, which amount included $4,400,000 of estimated expenses associated with the Fair Fund administration and other costs which Value Line is required to pay.  During fiscal 2011, the SEC appointed A.B. Data, Ltd. as the Administrator of the Fair Fund.  A.B. Data, Ltd. has no affiliation with Value Line.  In connection with its ongoing administration of the Fair Fund, A.B. Data, Ltd estimated that the remaining costs of administration would be less than originally determined.  Accordingly, Value Line reduced its liability for the future costs of administration by $1,767,000 during fiscal 2011.  The outstanding provision for settlement in the amount of $1,464,000 reflected as liability in the consolidated balance sheet as of April 30, 2011, includes anticipated costs of Fair Fund administration as well as certain fees and costs arising from the Settlement and the Restructuring Transaction.

Subsequent to the Settlement and pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, Value Line’s disgorgement, interest and penalty payments were placed into a Fair Fund created by the SEC.  The Fair Fund will be used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement.  Value Line is required to bear all costs associated with the Fair Fund distribution, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution.

The Settlement also required that Value Line’s two former officers and directors who participated in the Settlement no longer be directors or officers of any issuer in the U.S. that has a class of securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) or is required to file reports pursuant to section 15(d) of the Exchange Act and disassociate themselves from Value Line’s investment management and brokerage business.  In the case of Value Line’s former Chief Executive Officer and indirect controlling shareholder, Jean B. Buttner, the Settlement expressly permitted her to continue to exercise control until November 4, 2010, which date was extended by the SEC to December 24, 2010, for the purpose of engaging in one or more transactions that would result in her terminating her affiliated person status with respect to the Distributor and Adviser subsidiaries.  This was achieved on December 23, 2010 upon the closing of the Restructuring Transaction in which EAM, a Delaware business trust, succeeded to the regulated businesses formerly conducted by Value Line.

 The Settlement with the SEC resulted in Value Line being precluded from retaining the profits, through ESI, from commissions charged for securities trading by the Funds. Value Line had voluntarily suspended this practice in 2004, five years prior to the Settlement, so this aspect of the Settlement will not result in any change in revenue compared to more recent fiscal years. As further described below, the Settlement also resulted in the investment adviser business being transferred to EAM.  Value Line continues to have both a non-voting revenues interest and a non-voting profits interest in EAM.

In connection with the Restructuring Transaction, in accordance with the requirements of the Investment Company Act of 1940 (the “1940 Act”), at the time of the Restructuring Transaction, each Fund’s prior investment advisory agreement terminated and EAM entered into a new investment advisory agreement with each Fund.  The services provided by EAM under each new agreement and the rates at which fees are paid by each Fund under its new agreement are the same as under that Fund’s prior investment advisory agreement.  In addition, the other terms of each Fund’s new investment advisory agreement are the same as that Fund’s prior investment advisory agreement, except for the date of execution, the two-year initial term, immaterial updating changes and immaterial changes in form.

Each Fund had a distribution agreement with ESI, pursuant to which the ESI acts as principal underwriter and distributor of the Funds for the sale and distribution of their shares.  As part of the Restructuring Transaction ESI was restructured as a Delaware limited liability company and changed its name to EULAV Securities LLC (which we sometimes refer to as “ES”).  No other changes were made to the Distributor’s organization, including its operations and personnel.  For its services under the agreements, the Distributor is not entitled to receive any compensation, although it is entitled to receive fees under each Fund’s Service and Distribution Plan.

As part of the Restructuring Transaction, EAM’s capital structure was revised so that Value Line owns only a non-voting revenues interest and a non-voting profits interest in EAM and five individuals each own 20% of the voting profits interests of the Adviser (“EAM”).  The holders of EAM’s voting profits interests have the right to elect five individual trustees and a Delaware resident trustee of EAM.  The trustees of EAM manage the combined company consisting of the Adviser and the Distributor much like a board of directors.  EAM’s holders of the voting profits interests elected themselves as the five initial individual trustees of the Adviser and the Corporation Trust Company as the Delaware resident trustee. The Trustees initially delegated the authority to manage the day-to-day business of the Adviser and the Distributor to the Adviser’s senior executive, Mitchell E. Appel, who is one of the Trustees and is also a Director of the Funds.

Each of the five individuals holding voting profits interests in EAM was granted 20% of the voting power for the election of trustees and other matters submitted for approval by the holders of the profits interests of the Adviser in exchange for the agreement by such individual to act as an initial voting profits interest holder and, in the case of Mr. Appel, as the initial senior executive officer, of EAM in order to enable Value Line to complete the required disassociation from Value Line’s regulated entities. Collectively, the holders of the voting profits interests are entitled to receive 50% of the residual profits of the business, in which the share of Mr. Appel is 45% and the others each 1.25%, subject to temporary adjustments in certain circumstances, Value Line retains a non-voting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances and has no power to vote for the election, removal or replacement of the trustees of EAM. Value Line also has a non-voting revenues interest in EAM pursuant to which it is entitled to receive a portion of the non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved as determined by the directors of Value Line after reviewing a valuation report by the directors’ financial advisors) plus any additional capital contributions (Value Line or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holders of the non-voting profits interests (initially Value Line); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holders of the non-voting profits interests.

In connection with the Restructuring Transaction, Value Line (1) granted the Adviser, the Distributor and each Fund permanent use of the name “Value Line” so long as the Adviser remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies as they exist on the date of the investment advisory agreement, provided also the Funds do not use leverage for investment purposes, short selling or other complex or unusual investment  strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide the Adviser its ranking information without charge on as favorable a basis as to its best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents.

The EAM trust entity has no fixed term, but in the event that control of Value Line’s majority shareholder changes, or in the event that the majority shareholder no longer beneficially owns 5% or more of the voting securities of Value Line, then Value Line has the right, but not the obligation, to buy the voting profits interests in EAM at a fair market value to be determined by an independent valuation firm in accordance with the terms of the EAM Trust Agreement.

 Value Line also has certain consent rights with respect to extraordinary events involving EAM, such as a proposed sale of all or a significant part of the Adviser, material acquisitions, entering into businesses other than asset management and fund distribution, paying compensation in excess of the mandated limit of 22.5%-30% of non-distribution fee revenues (depending on the level of such revenues), declaring voluntary bankruptcy, making material changes in tax or accounting policies or making substantial borrowings, and entering into related party transactions. These rights were established to protect Value Line’s non-voting revenues and non-voting profits interests in EAM.

As a result of the Restructuring Transaction, Value Line ceased to “control” (as that term is defined in the 1940 Act) the Adviser or the Distributor.  Under the terms of the Settlement with the SEC, two individuals who participated in the Settlement were barred from association with any broker, dealer, or investment adviser and were prohibited from serving or acting in various capacities, including as an “affiliated person” (as that term is defined in the 1940 Act) of the Funds, the Adviser or the Distributor subject to a limited exception until December 24, 2010. The required “disassociation” was accomplished when Value Line transferred 100% of the voting control over the regulated investment adviser and broker-dealer subsidiaries to five individual voting profits interest holders of EAM, none of whom is under the control of Value Line or its direct or indirect majority shareholder.

On a short-term transitional basis, EAM and the Distributor occupied a portion of the premises that Value Line leases from a third party.  Value Line received rental payments from EAM and provided certain accounting and other administrative support services to EAM provided to EAM on a transitional basis. In accordance with the terms of the Restructuring Transaction, EAM vacated Value Line’s premises before June 1, 2011.
Set forth below is brief biographical information with respect to the five individuals who, to the knowledge of Value Line, will own all of the voting profits interests in the Adviser, including information with respect to each such person’s association with Value Line as an employee or director prior to the completion of the Restructuring Transaction:

•
Mr. A. Short, the first Chairman of the Trustees of EAM, is a former practicing attorney with an extensive background in the mutual funds industry and interests in private equity firms.  He served as (executive) Vice Chairman of W. P. Stewart & Co., Inc. and currently serves as an independent director and Audit Chair of an unrelated funds group.

•
Mr. A. Aronovitz is an experienced accountant and financial executive and served as interim chief financial officer of Comverse Technologies, a public company, after being appointed to the position following a securities investigation.

•	Mr. R. Berenger is a highly experienced compliance official, principally in the brokerage industry.
•
Mr. R. Rice was a practicing attorney and is currently the Managing Partner of Tangent Capital and also serves on the boards of several private technology and media companies. Mr. Rice has succeeded Mr. Sirota as a Trustee of EAM (Mr. Sirota was one of the five initial individual Trustees of EAM and subsequently resigned).  Mr. Rice anticipates acquiring Mr. Sirota’s non-voting profits interest.

•
Mr. M. Appel was the Chief Financial Officer of Value Line from April 2008 to December 2010 and from September 2005 to November 2007; President of each of the Value Line Funds since June 2008;  Director of each of the Value Line Funds since December 2010;  President of EULAV Asset Management,  LLC and ESI from February 2009 until the completion of the Restructuring Transaction on December 23, 2010; Treasurer of Value Line from June to September 2005; and Chief Financial Officer, XTF Asset Management from November 2007 to April 2008. Mr. Appel served as a Director on Value Line's Board from February 2010 to December 2010. He earned his MBA from New York University.

On September 3, 2008, Value Line was served with a derivative shareholder's suit filed in New York County Supreme Court (the “Court”) naming certain current and former directors of Value Line and alleging breach of fiduciary duty and related allegations, most of which arises from the SEC matter. The complaint sought return of remuneration by the directors and other remedies. A second derivative shareholder's suit was filed in New York County Supreme Court on or about November 9, 2009, naming certain current and former Value Line Directors and the Parent as defendants. This suit primarily restates the same or similar allegations and seeks similar remedies as were sought in the earlier derivative shareholder's suit served in September 2008. By order dated January 8, 2010, the Court granted plaintiffs' motion to consolidate the two cases. Value Line has advised its insurance carriers of these developments.  It is not possible to estimate accurately an amount or range of loss on Value Line's financial statements.

The present and former directors who are defendants in the consolidated cases filed in 2008 and 2009 are Howard A. Brecher, Edgar A. Buttner, Jean B. Buttner and David T. Henigson.  The complaints do not specify a basis for calculating remuneration that the actions seek to have returned to Value Line, nor do the original or amended complaints state a total of such remuneration.

Following mediation under the auspices of the Court, on March 22, 2011, an agreement in principle was reached by the parties to settle the litigation.  The settlement in principle is subject to the parties’ execution of a settlement agreement and Court approval.  Provided the settlement agreement is consummated and approved, the settlement in principle calls for payment of settlement funds in an aggregate sum of $2.9 million for the benefit of Value Line’s minority shareholders (Value Line’s shareholders other than AB&Co., all other named defendants and members of their immediate families).  That sum is inclusive of any and all costs and expenses of the plaintiffs in relation to the case, including but not limited to legal fees and other charges and court costs.    Since the settlement in principle calls for payment of settlement funds by parties other than Value Line, the settlement of these cases on the terms contemplated by the settlement in principle, if completed, will have no material effect on the financial condition, results of operations or cash flows of the Adviser or the Distributor.

Note 10 Regulatory Requirements

The Distributor was subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 or one-fifteenth of aggregate indebtedness, if larger. Additionally, dividends may only be declared if aggregate indebtedness is less than ten times net capital. At April 30, 2010, the Distributor's net capital, as defined, of $3,149,062 exceeded required net capital by $3,049,062 and the ratio of aggregate indebtedness to net capital was .35 to 1.  At April 30, 2009, the Distributor’s net capital, as defined, of $16,046,622 exceeded required net capital by $15,946,622 and the ratio of aggregate indebtedness to net capital was .06 to 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE LINE, INC. (Registrant)

By:	s/ Howard Brecher
Howard Brecher
Acting Chairman & Acting Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	s/ Howard Brecher
Howard Brecher
Acting Chairman & Acting Chief Executive Officer and Director
(Principal Executive Officer)

By:	s/ John A. McKay
John A. McKay
Chief Financial Officer
(Principal Financial Officer)

By:	s/ Stephen R. Anastasio
Stephen R. Anastasio
Vice President and Treasurer and Director
(Principal Accounting Officer)

Dated:  July 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

s/ William Reed
William Reed
Director

s/ Stephen Davis
Stephen Davis
Director

s/ Alfred Fiore
Alfred Fiore
Director

s/ Mary Bernstein
Mary Bernstein
Director

Dated:  July 29, 2011

HOROWITZ & ULLMANN, P.C.
Certified Public Accountants

A member of the	275 Madison Avenue
AICPA Center for Audit Quality	New York, NY 10016
New York State Society of CPAs	Telephone: (212) 532-3736
PCAOB registered	Facsimile: (212) 545-8997
E-mail: cpas@horowitz-ullmann.com

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries as of April 30, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2011. Value Line’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Line, Inc. and Subsidiaries at April 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Our audits referred to above included audits of the financial statement schedules listed under item 15(c) (1) of the Form 10-K report of Value Line and Subsidiaries for the year ended April 30, 2011. In our opinion, those financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

New York, NY
July 28, 2011

Part II
Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $6,158 and $15,946, respectively)	$6,802	$16,435
Securities available for sale	12,674	23,529
Accounts receivable, net of allowance for doubtful accounts of $45 and $46, respectively	1,599	1,681
Receivable from affiliates	552	1,520
Prepaid and refundable income taxes	59	2,086
Prepaid expenses and other current assets	1,028	995
Deferred income taxes	3,022	8,690
Total current assets	25,736	54,936

Long term assets:
Investment in EAM Trust	55,853	-
Property and equipment, net	4,084	4,257
Capitalized software and other intangible assets, net	2,130	792

Total long term assets	62,067	5,049

Total assets	$87,803	$59,985

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,266	$4,982
Accrued salaries	913	1,351
Dividends payable	1,995	-
Accrued taxes payable	336	780
Reserve for settlement expenses	1,464	4,247
Unearned revenue	22,442	22,314
Total current liabilities	31,416	33,674

Long term liabilities:
Unearned revenue	4,559	4,863
Deferred income taxes	18,574	-
Total long term liabilities	23,133	4,863

Shareholders’ Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	31,644	19,813
Treasury stock, at cost (25,119 shares on 4/30/11 and 18,400 shares on 4/30/10)	(444)	(354)
Accumulated other comprehensive income, net of tax	63	(2)
Total shareholders’ equity	33,254	21,448

Total liabilities and shareholders’ equity	$87,803	$59,985

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Years ended April 30,

	2011	2010	2009

Revenues:

Investment periodicals and related publications	$34,406	$35,965	$39,935
Copyright data fees	3,568	3,243	4,333
Investment management fees & services	10,693	18,932	24,973

Total revenues	48,667	58,140	69,241

Expenses:
Advertising and promotion	6,673	9,346	10,874
Salaries and employee benefits	17,242	16,314	17,676
Production and distribution	4,718	5,244	5,868
Office and administration	9,504	11,320	10,600
Expenses related to restructuring	3,764	-	-
Provision for settlement	(1,767)	48,106	-

Total expenses	40,134	90,330	45,018

Income/(loss) from operations	8,533	(32,190)	24,223
Gain from deconsolidation of subsidiaries	50,510	-	-
Revenues and profits interests in EAM Trust	2,355	-	-
Income from securities transactions, net	65	837	11,625

Income/(loss) before income taxes/(benefit)	61,463	(31,353)	35,848
Provision for income taxes/(benefit)	23,681	(8,165)	12,895

Net income/(loss)	$37,782	($23,188)	$22,953

Earnings/(loss) per share, basic & fully diluted	$3.79	($2.32)	$2.30

Weighted average number of common shares	9,980,000	9,981,600	9,981,600

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended April 30,
	2011	2010	2009
Cash flows from operating activities:
Net income/(loss)	$37,782	($23,188)	$22,953

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	593	726	1,140
Amortization of bond premiums	13	1,042	1,655
Gain on deconsolidation of subsidiaries	(50,510)	-	-
Post-employment non-cash compensation	1,770	-	-
Profits interest in EAM Trust	(168)	-	-
Revenues interest in EAM Trust	(2,187)	-	-
Realized losses/(gains) on sales of securities	68	(419)	(9,470)
Unrealized (gains)/losses on securities	(5)	377	(318)
Deferred income taxes	23,681	(8,165)	109
Expenses for operating lease exit obligation	914	-	-
Writedown of software	-	727	-

Changes in assets and liabilities:
Proceeds from sales of trading securities	-	16,840	9,027
Purchases of trading securities	-	-	(6,583)
(Decrease) in unearned revenue	(176)	(1,820)	(3,533)
Increase in deferred charges	-	-	110
Increase/(decrease) in reserve for settlement	(2,783)	4,247	-
(Decrease)/increase in accounts payable & accrued expenses	(1,524)	2,117	(2,380)
(Decrease) in accrued salaries	(318)	(87)	(33)
Increase in accrued taxes payable	91	388	263
(Increase)/decrease in prepaid expenses and current assets	(35)	179	(81)
(Increase)/decrease in prepaid and refundable income taxes	2,027	(2,086)	-
Decrease in accounts receivable	82	672	380
(Increase)/decrease in receivable from affiliates	1,345	(208)	1,133

Total adjustments	(27,122)	14,530	(8,581)

Net cash (used in)/provided by operating activities	10,660	(8,658)	14,372

Cash flows from investing activities:
Proceeds from sales of equity securities	-	-	37,760
Purchase of equity securities	(1,360)	-	(9)
Proceeds from sales of fixed income securities	38,021	69,941	45,526
Purchases of fixed income securities	(27,310)	(48,039)	(47,510)
Cash contributed to deconsolidated subsidiary capital	(5,484)	-	-
Revenues and profits received from EAM Trust	1,793	-	-
Acquisition of property and equipment	(106)	(81)	(203)
Expenditures for capitalized software	(1,801)	(736)	(983)

Net cash provided by/(used in) investing activities	3,753	21,085	34,581

Cash flows from financing activities:
Purchase of treasury stock at cost	(90)	-	-
Dividends paid	(23,956)	(38,928)	(14,972)

Net cash used in financing activities	(24,046)	(38,928)	(14,972)

Net increase/(decrease) in cash and cash equivalents	(9,633)	(26,501)	33,981
Cash and cash equivalents at beginning of year	16,435	42,936	8,955

Cash and cash equivalents at end of year	$6,802	$16,435	$42,936

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

VALUE LINE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THREE YEARS ENDED APRIL 30, 2011, 2010 & 2009
(in thousands, except share amounts)

	Common stock
							Accumulated
	Number	Par	Additional				Other
	of	Value	paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income/(loss)	Total

Balance at April 30, 2008	9,981,600	$1,000	$991	$(354)		$70,954	$15,263	$87,854

Comprehensive income
Net income					$22,953	22,953		22,953
Other comprehensive income/(loss), net of tax:
Change in unrealized gains on securities, net of taxes					(14,966)		(14,966)	(14,966)

Comprehensive income					$7,987

Dividends declared						(14,972)		(14,972)

Balance at April 30, 2009	9,981,600	$1,000	$991	$(354)		$78,935	$297	$80,869

Comprehensive income
Net income					$(23,188)	(23,188)		(23,188)
Other comprehensive income/(loss), net of tax:
Change in unrealized gains on securities, net of taxes					(299)		(299)	(299)

Comprehensive income					$(23,487)

Dividends declared						(35,934)		(35,934)

Balance at April 30, 2010	9,981,600	$1,000	$991	$(354)		$19,813	$(2)	$21,448

Comprehensive income/(loss)
Net income					$37,782	37,782		37,782
Other comprehensive income/(loss), net of tax:
Change in unrealized gains on securities, net of taxes					65		65	65

Comprehensive income/(loss)					$37,847

Purchase of treasury stock	(6,719)			$(90)				(90)

Dividends declared						(25,951)		(25,951)

Balance at April 30, 2011	9,974,881	$1,000	$991	$(444)		$31,644	$63	$33,254

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

Value Line, Inc. (the “Company” or “VLI”) is incorporated in the State of New York.  The Company’s primary businesses are producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products.  Prior to December 23, 2010 (the “Restructuring Date”), VLI, through its direct subsidiary EULAV Asset Management LLC (“EAM LLC”), provided investment management services to the Value Line Mutual Funds (“Value Line Funds” or the “Funds”), institutions and individual accounts, and, through EAM LLC’s subsidiary EULAV Securities, Inc. (“ESI”), provided distribution, marketing, and administrative services to the Value Line Funds.  On December 23, 2010, the Company deconsolidated the asset management and mutual fund distribution subsidiaries and exchanged its controlling interest in these subsidiaries for a non-voting revenues interest and a non-voting profits interest in EULAV Asset Management, a Delaware business trust (“EAM”), the successor to EAM LLC and the sole member of EULAV Securities LLC (“ES”), the successor to ESI, (the “Restructuring Transaction”).  VLI also recorded as post-employment compensation expense the value of a voting profits interest in EAM granted to one of the Trustees of EAM, a former VLI employee.  Pursuant to the EAM Declaration of Trust dated as of December 23, 2010 (the “EAM Trust Agreement”), VLI granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking information to EAM for use in managing the Value Line Funds.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.  Additional rights of the Company under the agreement as discussed in Note 15 - Legal Proceedings and Restructuring.

Principles of consolidation:  The Company follows the guidance in FASB Topic 810 “Consolidation” to determine if it should consolidate its investment in a variable interest entity (VIE). A VIE is a legal entity in which either (i) equity investors do not have sufficient equity investment at risk to enable the entity to finance its activities independently or  (ii) the equity holders at risk lack the obligation to absorb losses, the right to receive residual returns or the right to make decisions about the entity’s activities that most significantly affect the entity’s economic performance.  A holder of a variable interest in a VIE is required to consolidate the entity if it is determined that it has a controlling financial interest in the VIE and is therefore the primary beneficiary.  The determination of a controlling financial interest in a VIE is based on a qualitative assessment to indentify the variable interest holder, if any, that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) either the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  The accounting guidance requires the Company to perform an ongoing assessment of whether the Company is the primary beneficiary of a variable interest entity.  For fiscal 2011, the Company has determined it is not the primary beneficiary of a VIE.

In accordance with FASB’s Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated.  All significant intercompany accounts and transactions have been eliminated in consolidation.  On December 23, 2010, the Company completed the Restructuring Transaction and deconsolidated the related affiliates in accordance with FASB’s Topic 810.  As part of the Restructuring Transaction, the Company received a significant non-voting interest in the revenues (excluding distribution revenues) and a non-voting profits interest in the new entity, EAM.  The Company relied on the guidance in FASB’s ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated Statement of Income.

Accounting Standards Codification:
During fiscal year 2010, the Company adopted the Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC). The FASB’s ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC.  The FASB’s ASC reorganized the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. Although not the official source, it also includes relevant portions of authoritative SEC guidance that follows the same topical structure in separate sections in the Codification.  The financial statements of the Company have been updated to reflect the relevant references to the FASB’s ASC.

Revenue Recognition:
Depending upon the product, subscription fulfillment for Value Line publications is available in print, via internet access  and CD-ROM.  The length of a subscription varies by product and offer received by the subscriber.  Generally, subscriptions are available as trial subscriptions, annual subscriptions and/or multi-year subscriptions.  Subscription revenues are recognized on a straight line basis over the life of the subscription.  Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long-term liabilities.

Copyright data revenues are derived from providing certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds.  The Company earns asset-based copyright data fees as specified in the individual agreements.  Revenue is recognized monthly over the term of the agreement and, because it is asset-based, will fluctuate as the market value of the underlying portfolio increases or decreases in value.

Value Line, Inc.
Notes to Consolidated Financial Statements

Prior to the Restructuring Date, the Company earned investment management fees that consisted of management fees from the Value Line Funds and from asset management clients.  Investment management fees for the Funds were earned on a monthly basis as services were performed.  The fees were calculated based on average daily net assets of the Funds in accordance with each Fund’s advisory agreement (see Note 3).

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940.   Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds.  Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.  Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid an advisory fee.  EAM had no separately managed accounts as of April 30, 2011.  Assets within the separately managed accounts were held at third party custodians, were subject to the terms of the applicable advisory agreement and did not have any advance notice requirement for withdrawals.

Also, prior to the Restructuring Date, service and distribution fees were received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  These plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.  Expenses incurred by ESI, the distributor of the Value Line Funds prior to the Restructuring Date, included payments to securities dealers, banks, financial institutions and other organizations that provided distribution, marketing, and administrative services with respect to the Value Line Funds.  Service and distribution fees are received by the distributor on a monthly basis and calculated based upon the average daily net assets of the respective Fund in accordance with each Fund prospectus (see Note 3).

Investment in Unconsolidated Entities:
The Company accounts for its investments in unconsolidated entities (EAM) using the equity method of accounting in accordance with FASB’s ASC 323.  The equity method is an appropriate means of recognizing increases or decreases measured by generally accepted accounting principles (“GAAP”) in the economic resources underlying the investments.  Under the equity method, an investor recognizes its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend or distribution. An investor adjusts the carrying amount of an investment for its share of the earnings or losses recognized by the investee.

The Company’s “interests” in EAM,  the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a  “non-voting revenue interest” and a “non-voting profits interest” in EAM.  The non-voting revenue interest entitles the Company to receive a range of 41% to 55% (depending on the amount of revenues) of EAM’s adjusted gross revenues (excluding ES’ distribution revenues).  The non-voting profits interest entitles the Company to receive 50% (subject to certain limited adjustments) of the profits (as defined in the EAM Trust Agreement) of EAM.  The revenue interest and at least 90% of the profits interest are to be distributed each quarter to all interest holders of EAM, including Value Line.  Subsequent to December 23, 2010, the Company’s revenue interest in EAM excludes participation in the service and distribution fees of EAM’s subsidiary ES.   The Company reflects its non-voting revenue and non-voting profits interests in EAM as non-operating income under the equity method of accounting subsequent to the Restructuring Transaction.  Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, it does have a contractual right to receive these revenues and profits.  On December 23, 2010, VLI agreed  to distribute a voting profits interest in EAM to one of the Trustees of EAM, Mr. Mitchell E. Appel, a former employee of VLI.  The Company has recorded post-employment compensation expense in its Consolidated  Statements of Income of $1,770,000, the value assigned to the voting profits interest granted to Mr. Appel.

Valuation of Securities:
The Company’s securities classified as cash equivalents and available-for-sale consist of shares of Money Market Funds that invest primarily in short-term U.S. Government securities, investments in exchange traded equity funds, shares of equity securities in various publicly traded companies, government debt securities, and FDIC insured commercial paper and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820.  The securities available-for-sale reflected in the Consolidated  Balance Sheets are valued at market  and unrealized gains and losses on securities classified as available-for-sale, net of applicable taxes, are reported as a separate component of Shareholders’ Equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings on trade date and are determined on the identified cost method.

The Company classifies its securities available-for-sale as current assets. It does so to properly reflect its liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. Valuation of exchange traded funds shares is based upon the publicly quoted price of the shares listed on a securities exchange. The market value of the Company’s fixed maturity government debt obligations is determined utilizing publicly quoted market prices.  Cash equivalents consist of investments in Money Market Funds that invest primarily in U.S. Government securities at $1 per share in accordance with rule 2a-7 under the Investment Company Act of 1940.

Value Line, Inc.
Notes to Consolidated Financial Statements

The Fair Value Measurements Topic of FASB’s ASC defines fair value as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment. The  Fair Value Measurements Topic established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the information that market participants would use in pricing the asset or liability, including assumptions about risk. Examples of risks include those inherent in a particular valuation technique used to measure fair value such as the risk inherent in the inputs to the valuation technique. Inputs are classified as observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the factors market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The valuation techniques used by the Company to measure fair value for Level 1 securities consisted of quoted prices in active markets for identical assets.
The following is a summary of the inputs used as of April 30, 2011 in valuing the Company’s investments carried at fair value:

	(in thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Securities Available-for- Sale
Level 1 - quoted prices	$18,832	$6,158	$12,674
Level 2 - other significant observable inputs	-	-	-
Level 3 - significant unobservable inputs	-	-	-
Total	$18,832	$6,158	$12,674

The following is a summary of the inputs used as of April 30, 2010 in valuing the Company’s investments carried at fair value:

		(in thousands)
Valuation Inputs	Total Investments	Cash Equivalents	Investments in Securities Available-for- Sale
Level 1 - quoted prices	$39,472	$15,943	$23,529
Level 2 - other significant observable inputs	-	-	-
Level 3 - significant unobservable inputs	-	-	-
Total	$39,472	$15,943	$23,529

The Company had no other financial instruments including futures, forwards and swap contracts. For the periods ended April 30, 2011 and April 30, 2010, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to Fair Value Measurement.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of April 30, 2011, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

Cash and Cash Equivalents:  For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2011 and 2010, cash equivalents included $6,158,000 and $15,946,000, respectively, invested in mutual funds that invest in U.S. Government Securities and bank certificates of deposits.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Expenses Associated with Restructuring:
The Company expenses  all costs associated with the Restructuring Transaction as incurred (see Note 15 “Legal Proceedings and Restructuring”). In addition, as mentioned above, the Company recorded as post-employment compensation expense the value of the voting profits interest in EAM granted to a former employee.

Note 2-Supplementary Cash Flow Information:

Cash payments for income taxes were $363,000, $2,406,000, and $12,464,000 in fiscal 2011, 2010, and 2009, respectively. Interest payments of $2,000, $21,000, and $18,000 were made during fiscal 2011, 2010, and 2009, respectively.  The Company also received $1,598,000 of federal income tax refunds during the first quarter of fiscal 2011, which was included as prepaid and refundable income taxes as in the Consolidated Balance Sheet of April 30, 2010.

On December 23, 2010, the Company completed the Restructuring Transaction which included the receipt of a non-voting revenues interest and a non-voting profits interest in EAM in exchange for VLI’s voting shares in EAM LLC and ESI. This investment, classified as Investment in EAM on the Consolidated  Balance Sheet, was valued at $55,805,000 as of December 23, 2010, which included $5,484,000 of cash and $1,516,000 of FDIC insured corporate notes, contributed by VLI to EAM as part of the Restructuring Transaction. The Company satisfied its post-employment compensation obligation, valued at $1,770,000, by granting a voting profits interest to a former employee in connection with the Transaction.

Note 3-Related Party Transactions:

Investment Management Segment:

As discussed in Note 1 above, prior to December 23, 2010, the Company’s former direct subsidiary EAM LLC was the investment adviser and manager for  the Value Line Funds, and EAM LLC’s subsidiary ESI was the distributor for the Funds.  EAM LLC earned investment management fees based upon the average daily net asset values of the respective Value Line Funds.  Service and distribution fees were received by ESI from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  These plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plans.  Expenses incurred by ESI included payments to securities dealers, banks, financial institutions and other organizations which provided distribution, marketing, and administrative services (including payments by ESI to VLI for allocated compensation and administration expenses) with respect to the distribution of the Funds’ shares.  Service and distribution fees were received on a monthly basis and calculated based upon the average daily net assets of the respective Fund in accordance with each Fund’s prospectus.

For the period from May 1, 2010 through December 23, 2010, investment management fees and 12b-1 service and distribution fees amounted to $10,584,000 after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included 12b-1 service and distribution fees of $2,308,000, earned by ESI for the  period from May 1, 2010 through December 23, 2010.  For the period from May 1, 2010 through December 23, 2010, total management fee waivers were $513,000 and 12b-1 fee waivers were $1,651,000.  With limited exceptions, the Company, EAM LLC and ESI, have no right to recoup the previously waived amounts of management fees and 12b-1 fees.  Any such recoupment is subject to the provisions of the applicable prospectus.

For the twelve months ended April 30, 2010 and 2009, investment management fees and 12b-1 service and distribution fees amounted to $18,710,000 and $24,109,000, respectively, after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included service and distribution fees of $4,123,000 and $5,373,000, earned by ESI in fiscal years 2010 and 2009, respectively.

For the twelve months ended April 30, 2010 and 2009, total management fee waivers were $898,000 and $208,000, respectively, and service and distribution fee waivers were $2,642,000 and $2,889,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

For the period from May 1, 2010 through December 23, 2010 and twelve months ended April 30, 2010, separately managed account revenues including revenues from Arnold Bernhard and Company, Inc., the controlling stockholder of the Company (“Parent”), were $109,000 and $222,000, respectively.   The separately managed account agreements with the Parent were terminated effective December 1, 2010.

The Company held a related party receivable due from EAM of $514,000 at April 30, 2011 for the unpaid portion of Value Line’s non-voting revenues interest. The non-voting revenues interest due from EAM are payable quarterly under the provisions of the EAM Trust Agreement.  At April 30, 2010, the related party receivables included in Receivables from the Value Line Funds were $1,516,000.

EAM Trust - VLI’s non-voting revenue and profits interests:

As a result of the completion of the Restructuring Transaction on December 23, 2010, the Company no longer shares in distribution services revenues.  The Company receives quarterly payments from EAM in a range of 41% to 55% of EAM’s investment management fees, which it records as non-operating revenues on a monthly basis.  During the period from December 23, 2010 through April 30, 2011, the Company recorded non-voting revenues interest and non-voting profits interest from EAM $2,187,000 and $168,000, respectively, as non-operating income from its equity investment in EAM.  On a transitional basis EAM and ES occupied a portion of the premises that the Company leases from a third party.  The Company received $189,000 during the period from December 23, 2010 to April 30, 2011 for rental and certain accounting and other administrative support services provided to EAM on a transitional basis.  In accordance with the terms of the Restructuring Transaction and the EAM Trust Agreement, EAM vacated the Company’s premises before June 1, 2011.

On March 11, 2010, VLI and the Boards of Trustees/Directors of the Value Line Funds entered into an agreement providing for VLI to reimburse the Funds in the aggregate amount of $917,302 for various past expenses incurred by the Funds in connection with the SEC Settlement described to in Note 15. The payable for this expense reimbursement was included in the reserve for settlement expenses on the Consolidated  Balance Sheet of the Company as at April 30, 2010 and the reimbursement was paid in full by VLI in October 2010.

Transactions with Parent:

For the years ended April 30, 2011, 2010 and 2009, the Company was reimbursed $356,000, $2,105,000, and $926,000, respectively, for payments it made on behalf of and services it provided to the Parent.  At April 30, 2011, and 2010, the Receivables from affiliates included  receivables from the Parent of $39,000 and $5,000, respectively.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  For the years ended April 30, 2011, 2010, and 2009, the Company made  payments to the Parent for federal income tax amounting to $348,000, $1,875,000, and $10,958,000, respectively. At April 30, 2010, prepaid and refundable income taxes in the Consolidated Balance Sheet included $1,598,000 of prepaid federal income tax due from the Parent, which was paid to the Company during fiscal 2011.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate.  The Parent may make additional purchases of common stock of the Company from time to time in the future, although the Parent has suspended purchases of Value Line shares until Value Line’s share repurchase program is complete (see Note 14). As at April 30, 2011, the Parent owns approximately 86.6% of the issued and outstanding shares of common stock of the Company.

Note 4-Investments:

Securities Available-for-Sale:

Securities held by the Company and its subsidiaries are classified as available-for-sale securities in accordance with FASB’s ASC 320, Investments - Debt and Equity Securities.
Equity Securities:
As of April 30, 2011, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the First Trust Value Line Dividend, PGF PowerShares preferred stock and S&P Dividend ETFs, and certain shares of equity securities was $1,360,000 and the market value was $1,466,000. The Company did not hold any equity securities as of April 30, 2010 or 2009.

The increase in gross unrealized gains on equity securities classified as available-for-sale due to changes in market conditions of $106,000, net of deferred  taxes of $37,000, was included in Shareholders’ Equity at April 30, 2011.

The proceeds from sales of equity securities classified as available-for-sale during the twelve months ended April 30, 2009 were $37,760,000 and the related capital gains, net of capital losses, were $9,539,000, which were reclassified to net income from Accumulated Other Comprehensive Income. The decreases in gross unrealized gains on equity securities classified as available-for-sale due to changes in market conditions of $14,356,000, net of deferred  taxes of $5,054,000, were included in Shareholders’ Equity at April 30, 2009.  There were no sales or proceeds from sales of equity securities during the fiscal years ended April 30, 2011, and 2010.

Value Line, Inc.
Notes to Consolidated Financial Statements

Government Debt Securities (Fixed Income Securities):

The decrease in the operating profit margin and segment operating profits in the Investment Periodicals, Publishing and Copyright Data segment resulted primarily from the decline in investment publication and periodicals revenues without a proportionate decrease in expenses for production and administration, including overhead costs. This decline was partially offset by an increase in copyright data revenues, which are asset based, during fiscal 2011 while the Company’s costs to provide the copyright data are relatively fixed.

The negative operating profit margin and operating loss in the Investment Management segment during fiscal 2011 resulted from $3.7 million of expenses associated with the Restructuring Transaction, the non-cash compensation to a former employee of $1.77 million and recognition of $914,000 of expenses associated with an operating lease exit obligation partially offset by a reduction of $1.8 million in estimated Settlement expenses to administer the Fair Fund. Investment management fees and distribution revenues declined as compared to fiscal 2010 resulting from lower average assets under management in the Value Line Mutual Funds and from the Investment Management business being converted, on December 23, 2010 into a non-voting revenues interest and a non-voting profits interest which are not considered to be operating activities of the Company. Fiscal 2010’s negative operating profit margin and loss was a direct result of the $48,106,000 Provision for the Settlement.

Investment Periodicals, Publishing & Copyright Data

Segment revenues from the Company’s Investment Periodicals, Publishing & Copyright Data business for fiscal 2011 declined from fiscal 2010 levels primarily due to the continued deterioration in circulation of the total product line while operating profit and operating profit margins declined due to the relatively fixed costs related to producing the Company’s products and overhead costs classified as Administrative expenses.  The Company believes that competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue in this segment. The recession and continued volatility in the markets have also contributed to the decline in subscriptions, to the Company’s products, as individuals have reduced many forms of discretionary spending.  Also, some investors may have shifted from equity investments to fixed income investments.  The Company provides only limited research on fixed income investments, and this is not a core aspect of Value Line’s business.  The 2.9% decline in the operating profit margin in this segment from fiscal 2010’s operating margin was offset partially by the increase in revenues from copyright data fees, which are asset-based.  Costs for the Company’s copyright data products are relatively fixed costs for the Company, so that expenses do not increase proportionately to increases in revenue.

Government debt securities consist of securities issued by the United States federal governments. The aggregate cost and fair value at April 30, 2011 for government debt securities classified as available-for-sale were as follows:

	(in thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains/(Losses)
Due within 1 year	$11,217	$11,208	($9)
Total investment in government debt securities	$11,217	$11,208	($9)

The aggregate cost and fair value at April 30, 2010 for government debt securities classified as available-for-sale were as follows:

	(in thousands)
	Historical		Gross Unrealized
Maturity	Cost	Fair Value	Holding Gains/(Losses)
Due within 1 year	$22,012	$22,014	$2
Due after 1 year through 5 years	1,520	1,515	(5)
Total investment in government debt securities	$23,532	$23,529	($3)

The increase in gross unrealized  losses of $74,000 and $285,000 on fixed income securities classified as available-for-sale net of deferred income tax of $26,000 and $100,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets as of April 30, 2011 and 2010, respectively.

Proceeds from sales of government debt securities classified as available-for-sale during fiscal years 2011, 2010, and 2009 were $38,021,000, $69,941,000, and $45,526,000, respectively. During fiscal 2011, losses on sales of fixed income securities of $68,000 were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income.  During fiscal 2010, capital gains net of capital losses on sales of fixed income securities of $176,000  were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income.  During fiscal 2009, gains on sales of fixed income securities of $242,000 and losses of $416,000  were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income.

The average yield on the Government debt securities classified as available-for-sale at April 30, 2011 and April 30, 2010 was 0.24% and 0.54%, respectively.
For the years ended April 30, 2011, 2010, and 2009, income from securities transactions also included $16,000, $3,000, and $239,000 of dividend income; $118,000, $856,000, and $1,228,000 of interest income, net of bond amortization of $14,000, $1,042,000 and $1,655,000 during fiscal years of 2011, 2010, and 2009, respectively. In fiscal years of 2011, 2010, and 2009 income from securities transactions also included $2,000, $21,000, and $18,000 of related interest expense, respectively.

Investment in Unconsolidated Entities:
Equity Method Investment:

The Company has recorded an asset, Investment in EAM, on its consolidated  balance sheet with an initial valuation as of December 23, 2010, of $55,805,000 as a result of the deconsolidation of EAM LLC and ESI, the former asset management and mutual fund distribution subsidiaries.  In accordance with the Consolidation Topic of the FASB’s ASC, the Company recognized a pre-tax gain in net income of $50,510,000 measured as the difference between the fair value of the consideration received, including satisfaction of its post-employment compensation obligation of $1,770,000, less the carrying value of the former subsidiaries’ assets and liabilities. In addition, the Company incurred expenses of $3,764,000 associated with the divestiture. The value of VLI’s investment in EAM at April 30, 2011 reflects the fair value at December 23, 2010 of the non-voting revenues and profits interest received in the Restructuring Transaction, plus $5,700,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI on December 23, 2010, and $168,000 of non-voting earnings from EAM less $120,000 of earnings distributed to VLI by EAM during the period from December 23, 2010 through April 30, 2011.

The Company utilized the services of valuation consultants to determine the fair value of the EAM asset and the value of the voting profits interest granted to its former employee.  The valuation methodologies utilized by the third party valuation consultants included a discounted cash flow analysis and market method calculations to determine the fair value of VLI’s non-voting revenues and profits interest and the fair value of the voting profits interest granted to a former employee. Based upon the results of the valuations and cash and other assets transferred by VLI to EAM in the transaction, the Company recorded a fair value of $55,805,000 for VLI’s non-voting EAM Trust investment. The Company recorded $1,770,000 as post-employment compensation expense, the value of the voting profits interest granted to a former employee of the Company who is one of the Trustees of EAM and is presently the CEO of EAM.

Value Line, Inc.
Notes to Consolidated Financial Statements

The Company monitors this asset for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital requirements.  EAM did not record any impairment losses for its assets during fiscal year 2011.

EAM’s overall results before distributions to all interest holders, including Value Line for the period from December 23, 2010 through April 30, 2011 consist of  total management fees earned from the Value Line Funds of $4,592,000, service and distribution (12b-1) fees of $1,293,000 and other income of $2,000.  For the same period, total management fee waivers were $303,000 and 12b-1 fee waivers were $855,000.  The Company recorded income of $2,187,000 for its non-voting revenues interest in EAM for the period from December 23, 2010 to April 30, 2011. Operating expenses of EAM for the period from December 23, 2010 through April 30, 2011, were $3,364,000 which included payments to the Company for its non-voting revenues interest and EAM’s net income was $336,000 available for distribution to profit interest holders.   At April 30, 2011, EAM’s total assets were $57,780,000, total liabilities were $1,543,000 and total equity was $56,237,000.

Note 5: Variable Interest Entity

As discussed in Note 15, as part of the Restructuring Transaction, the Company retained a  non-voting revenues interest and a 50% non-voting profits interest in EAM, which was formed to carry on the asset management and mutual fund distribution businesses formerly conducted by Value Line and its subsidiaries.  EAM is considered to be a variable interest entity.  The Company makes its determination for consolidation of EAM as a variable interest entity based on a qualitative assessment of the purpose and design of EAM, the terms and characteristics of the variable interests in EAM, and the risks EAM is designed to originate and pass through to holders of variable interests.  Other than EAM, the Company does not have an interest in any other variable interest entities.

Value Line has determined that it does not have a controlling financial interest in EAM because it does not have the power to direct the activities of EAM that most significantly impact its economic performance.  Value Line does not hold any voting stock of EAM and it does not have any involvement in the day to day activity or operations of EAM.  Although the EAM Trust Agreement provides Value Line with certain consent rights and contains certain restrictive covenants related to the activities of EAM, these are considered to be protective rights and therefore Value Line does not maintain control over EAM.

In addition, although EAM is expected to be profitable, there is a risk that it could operate at a loss.   While all of the profit interest shareholders in EAM are subject to variability based on EAM’s operations risk, Value Line’s revenue interest in EAM is a preferred interest in the revenues of EAM, rather than a profits interest in EAM, and Value Line accordingly believes it is subject to proportionately less risk than other holders of the profits interests.

The Company has not provided any explicit or implicit financial or other support to EAM other than what was contractually agreed to in the EAM Trust Agreement.  Value Line has no obligation to fund EAM in the future and as a result has no exposure to loss beyond its initial investment and any undistributed revenues and profits interests retained in EAM.  The following table presents permitted by the Trust Agreement to be the total assets of EAM, the maximum exposure to loss due to involvement with EAM, as well as the value of the assets and liabilities the Company has recorded for its interest in EAM as of April 30, 2011.

	(In thousands)
	VIE Assets	Maximum		Revenues	Liabilities
		Exposure to	Investment	Receivable
		Loss	(1)	(2)

EAM Trust	$57,780	$56,367	$55,853	$514	$-

(1) Reported within Long Term Assets on Consolidated Balance Sheets. (2) Reported within Current Assets on the Consolidated Balance Sheets.

Note 6-Property and Equipment:

Property and equipment are carried at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the remaining terms of the leases.  For income tax purposes, depreciation of furniture and equipment is computed using accelerated methods and buildings and leasehold improvements are depreciated over prescribed extended tax lives.

Value Line, Inc.
Notes to Consolidated Financial Statements

Property and equipment consist of the following:
	April 30,
	2011	2010
	(in thousands)

Land	$726	$726
Building and leasehold improvements	7,283	7,283
Furniture and equipment	10,907	10,847
	18,916	18,856
Accumulated depreciation and amortization	(14,832)	(14,599)
	$4,084	$4,257

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB’s ASC.
The provision for income taxes includes the following:

	Year ended April 30,
	2011	2010	2009
	(in thousands)
Current tax expense/(benefit):
Federal	$356	-	$11,410
State and local	(413)	-	1,290
	(57)	-	12,700
Deferred tax expense/(benefit):
Federal	20,535	(7,086)	212
State and local	3,203	(1,079)	(17)
	23,738	(8,165)	195
Provision for income taxes/(benefit):	$23,681	($8,165)	$12,895

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effect of temporary differences giving rise to the Company’s deferred tax assets/(liability) are as follows:

	Year ended April 30,
Short term deferred tax assets	2011	2010
	(in thousands)

Federal tax benefit from net operating loss	$2,226	$6,766
State and city tax benefit from net operating loss	268	1,081
Unrealized gains on securities held for sale	(34)	(1)
Depreciation and amortization	-	343
Tax benefit on operating lease exit obligation	211	-
Deferred professional fees	109	156
Deferred charges	192	329
Other, net	50	16
Deferred tax asset	$3,022	$8,690

Long term deferred tax liability	Year ended April 30,
	2011	2010
	(in thousands)

Federal tax liability for deferred gain on EAM	$17,679	$0
Federal tax benefit deferred non-cash compensation	(619)	-
Federal tax benefit on lease exit obligation	(108)	-
Federal tax benefit on depreciation and amortization	(364)	-
State and local tax liability for deferred gain on EAM	2,132	-
State and local tax benefit deferred non-cash compensation	(62)	-
State and local tax benefit on lease exit obligation	(25)	-
State and local tax benefit on depreciation and amortization	(45)	-
State and local tax benefit on deferred professional fees	(14)	-
Deferred tax liability	$18,574	$0

Value Line, Inc.
Notes to Consolidated Financial Statements

The Company’s net operating loss carryforward of approximately $6,361,000 is expected to be fully utilized during the fiscal year ending April 30, 2012.  The tax effect of temporary differences giving rise to the Company’s long term deferred tax liability of $18,574,000 is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company’s asset management and mutual fund distribution subsidiaries partially offset by the long-term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI’s former employee and the benefit related to the Company’s exit lease obligation of $914,000.

The Company uses its effective income tax rate to provide for income taxes and reflect the tax effect of any tax law changes and certain other discrete events in the year in which they occur.
The annual effective tax rate during fiscal 2011 changes due to a number of factors including but not limited to an increase or decrease in the ratio of income or loss to pre-tax income for items that do not have tax consequences, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with tax authorities.

The overall effective income tax rate, as a percentage of pre-tax income, for the fiscal years ended April 30, 2011, 2010 and 2009 were 38.53%, 26.04% and 35.97%, respectively. The non-deductible portion of the provision for the SEC settlement described in Note 15 included in fiscal 2010 and the change in the amount of the Company’s non-taxable investment income, events that do not have tax consequences, significantly contributed to the increase in the fiscal 2011 versus fiscal 2010 tax rate.  The fluctuation in the effective income tax rate is also attributable to the alternative minimum tax on the Company’s net operating loss carry forward in fiscal 2011.

The Company believes that, as at April 30, 2011, there were no material uncertain tax positions that would require disclosure under GAAP.
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Year ended April 30,
	2011	2010	2009

U.S. statutory federal rate	35.00%	35.00%	35.00%
Increase/(decrease) in tax rate from:
Tax effect of non-deductible portion of provision for settlement	-	-11.16%	-
State and local income taxes, net of federal income tax benefit	2.95%	2.24%	2.31%
Alternative minimum tax	0.58%	-	-
Effect of tax exempt income and dividend deductions	-	0.33%	-0.67%
Other, net	-	-0.37%	-0.67%
Effective income tax rate	38.53%	26.04%	35.97%

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended April 30, 2008, 2009, and 2010 are subject to examination by the tax authorities, generally for three years after they were filed.  The IRS and New York State tax authorities have recently concluded an examination for the years ended through April 30, 2008. The examinations by the IRS and NYS resulted in no changes that had any adverse effect on the Company’s financial statements.  During fiscal 2011, the Company received refunds from NYS in the amount of $264,546 for the years under audit.  More recently, the IRS commenced an audit of the fiscal year 2010.

Note 8-Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”).  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan.  For the fiscal year ended April 30, 2011 the Company contributed $507,000 to the Plan. There was no profit sharing contribution made by the Company in fiscal 2010 or 2009.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 9-Lease Commitments:

On June 4, 1993, the Company entered into a 15 year lease agreement to provide primary office space. The lease includes free rental periods as well as scheduled base rent escalations over the term of the lease. The lease was scheduled to expire in May 2008 subject to an option granted to the Company to extend the term for 5 additional years at a market rental rate. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease. On April 23, 2007, the Company signed a lease amendment that extended the primary office space lease to May 2013, which increased the Company’s future minimum lease payments. Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for equipment and office space, with remaining terms of one year or more, are as follows:

Year ended April 30,	(in thousands)

2012	$2,948
2013	2,948
Thereafter	246
$6,142

Rental expense for the years ended April 30, 2011, 2010, and 2009 under operating leases covering office space was $3,862,000, $2,948,000, and $2,930,000, respectively.  The increase in fiscal 2011 rent expenses was a result of an accrual of $914,000 for operating lease exit costs related to the disassociation of EAM from the operating facility of the Company.

Note 10-Business Segments:

Prior to December 23, 2010, the Company operated two reportable business segments: (1) Investment Periodicals, Publishing & Copyright Data and (2) Investment Management. The Investment Periodicals, Publishing & Copyright Data segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and includes copyright data fees for Value Line proprietary ranking system information and other proprietary information. Prior to December 23, 2010, the Investment Management segment provided advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For fiscal 2011, the Company allocates all revenues and expenses, except for cash dividend from its non-voting revenues and non-voting profits interests in EAM (which is accounted for under the equity method) and depreciation and income from securities transactions related to corporate assets, between the two reportable segments.

As more fully described in Note 1, the Company deconsolidated its investment management business on December 23, 2010 and therefore no longer reports the investment management operation as a separate business unit.  Although VLI will continue to receive significant cash flows from these operations through its non-controlling investment in EAM, it no longer considers this to be a reportable business segment due to its lack of control over the operating and financial policies of EAM.  Accordingly, the investment management segment reflects activity only through the date of the Restructuring Transaction.

Disclosure of Reportable Segment Profit/(Loss) and Segment Assets (in thousands)

	April 30, 2011
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Copyright Data

Revenues from external customers	$37,974	$10,693	$48,667
Intersegment revenues	7	-	7
Income/(loss) from securities transactions	-	6	6
Gain from deconsolidation of subsidiaries*	-	50,510	50,510
Depreciation and amortization	576	14	590
Segment profit/(loss) from operations*	8,984	(448)	8,536
Segment assets	11,827	-	11,827
Expenditures for segment assets	1,897	10	1,907

Value Line, Inc.
Notes to Consolidated Financial Statements

	April 30, 2010
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Copyright Data
Revenues from external customers	$39,208	$18,932	$58,140
Intersegment revenues	20	-	20
Income/(loss) from securities transactions	(62)	160	98
Depreciation and amortization	686	39	725
Segment profit/(loss) from operations*	10,425	(42,614)	(32,189)
Segment assets	12,734	9,397	22,131
Expenditures for segment assets	809	8	817

	April 30, 2009
	Investment
	Periodicals,	Investment	Total
	Publishing &	Management
	Copyright Data
Revenues from external customers	$44,268	$24,973	$69,241
Intersegment revenues	37	-	37
Income/(loss) from securities transactions	(87)	10,308	10,221
Depreciation and amortization	1,075	53	1,128
Segment profit from operations	16,237	7,998	24,235
Segment assets	11,867	22,914	34,781
Expenditures for segment assets	1,186	-	1,186

Reconciliation of Reportable Segment Revenues, Operating Profit/(Loss) and Assets
(in thousands)
	2011	2010	2009
Revenues
Total revenues for reportable segments	$48,674	$58,160	$69,278
Elimination of intersegment revenues	(7)	(20)	(37)
Total consolidated revenues	$48,667	$58,140	$69,241

Profit/(loss) before income taxes *
Total profit/(loss) for reportable segments	$59,052	($32,091)	$34,456
Add: Revenues and profits interest from EAM Trust	2,355	-	-
Add: Income from securities transactions related to corporate assets	59	739	1,404
Less: Depreciation related to corporate assets	(3)	(1)	(12)
Profit/(loss) before income taxes	$61,463	($31,353)	$35,848

Assets
Total assets for reportable segments	$11,827	$22,131	$34,781
Corporate assets	75,976	37,854	82,774
Consolidated total assets	$87,803	$59,985	$117,555

*  Included in the Investment Management segment in fiscal 2011 is the gain of $50,510,000 from deconsolidation of the asset management and mutual fund distribution subsidiaries, expenses of $3,764,000 associated with the Company’s restructuring of its asset management business segment, $914,000 of expenses related to its exit lease obligation for the office space previously occupied by EAM, and post-employment  compensation expense of $1,770,000  related to the value of the voting profits interest in EAM granted by VLI to a former employee of the Company who is one of the Trustees of EAM and is presently the CEO of EAM.  Fiscal 2011 Investment Management segment expenses include a reduction of $1,767,000 to the provision for settlement resulting from a change in the estimated cost to administer the Fair Fund.  Fiscal 2010 includes a charge of $727,000 related to the write-down of development software in the Investment Periodicals, Publishing and Copyright Data segment and a provision for settlement of approximately $48.1 million included  in the Investment Management segment.

Note 11-Disclosure of Credit Risk of Financial Instruments with Off Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3, no single customer accounted for a significant portion of the Company’s sales in fiscal 2011, 2010 or 2009, nor its accounts receivable as of April 30, 2011 or 2010.

Note 12-Comprehensive Income:

The FASB’s ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

Value Line, Inc.
Notes to Consolidated Financial Statements

At April 30, 2011 and 2010, the Company held both equity and U.S. Government debt securities that are classified as available-for-sale on the Consolidated Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company’s Consolidated Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders’ Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Year ended April 30, 2011
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	$32	($11)	$21
Add: Reclassification adjustments for losses realized in net income	68	(24)	44
Other comprehensive income	$100	($35)	$65

Year ended April 30, 2010
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	($285)	$100	($185)
Less: Reclassification adjustments for gains realized in net income	(176)	62	(114)
Other comprehensive income	($461)	$162	($299)

Year ended April 30, 2009
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	($13,731)	$4,834	($8,897)
Add: Reclassification adjustments for losses realized in net income	416	(146)	270
Less: Reclassification adjustments for gains realized in net income	(9,781)	3,442	(6,339)
Other comprehensive income	($23,096)	$8,130	($14,966)

Note 13-Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed for Internal Use”. SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or obtaining software for internal use and amortize those costs over the software’s estimated useful life in a systematic and rational manner.

At April 30, 2011 and 2010, the Company capitalized  $1,801,000 and $262,000 of costs related to the development of software for internal use.  Such costs are capitalized and amortized over the expected useful life of the asset which is approximately from 3 to 5 years.  Amortization expense for the years ended April 30, 2011, 2010, and 2009 was $219,000, $285,000, and $335,000, respectively.  During fiscal year 2010, the Company expensed $727,000 of capitalized development costs related to a production software  project that was determined to be no longer viable.

Note 14 - Treasury Stock and Repurchase Program:

On January 20, 2011,  the Company’s Board of Directors approved the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable up to an aggregate purchase price of $3,200,000.  During fiscal 2011, the Company repurchased an aggregate of 6,719 shares of the Company’s common stock for $89,882, at an average price of $13.39 per share.  Under the January 20, 2011 authorization, $3,110,118 remains available for additional share repurchases.  The repurchase authorization extends through January 15, 2012, unless further extended or earlier terminated by the Board of Directors.

Treasury stock, at cost, consists of the following:
(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share
Balance April 30, 2010	18,400	$354
Purchases effected in open market	6,719	90	$13.39
Balance April 30, 2011	25,119	$444

Note 15-Legal Proceedings and Restructuring:

During the period from 1986 until voluntarily suspended by Value Line in November 2004, Value Line had arrangements with several of the Funds managed by Value Line pursuant to which, acting through an affiliated broker in respect of certain securities trades, Value Line’s affiliated broker charged the Funds commission rates of $0.0488 per share, and forwarded such transactions to unaffiliated brokerage firms for execution, clearance and settlement at a commission rate that varied from $.02 to $.01 per share.  The SEC alleged that Value Line’s affiliated broker retained the excess without providing any brokerage services. On November 4, 2009, the Company, its former brokerage subsidiary and Jean B. Buttner and David T. Henigson, who were former officers and directors of the Company, concluded a negotiated settlement with the SEC as a result of an investigation into the brokerage practices discussed above (the “Settlement”).

In connection with the Settlement, the Company without admitting or denying the SEC charges, paid $43,706,000 to the SEC in November 2009.  During fiscal 2010, the Company recorded a provision for settlement in the amount of $48,106,000, which amount included $4,400,000 of estimated expenses associated with the Fair Fund administration and other costs which the Company is required to pay.  During fiscal 2011, the SEC appointed A.B. Data, Ltd. as the Administrator of the Fair Fund.  A.B. Data, Ltd. has no affiliation with the Company.  In connection with its ongoing administration of the Fair Fund, A.B. Data, Ltd estimated that the remaining costs of administration would be less than originally determined.  Accordingly, the Company reduced its liability for the future costs of administration by $1,767,000 during fiscal 2011.  The outstanding provision for settlement in the amount of $1,464,000 reflected as a liability in the consolidated balance sheet as of April 30, 2011, includes anticipated costs of Fair Fund administration as well as certain fees and costs arising from the Settlement and the Restructuring Transaction.

Subsequent to the Settlement and pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, the Company’s disgorgement, interest and penalty payments were placed into a Fair Fund created by the SEC.  The Fair Fund will be used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement.  The Company is required to bear all costs associated with the Fair Fund distribution, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution.

The Settlement also required that the two former officers and directors who participated in the Settlement no longer be directors or officers of any issuer in the U.S. that has a class of securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) or is required to file reports pursuant to section 15(d) of the Exchange Act and disassociate themselves from the Company’s investment management and brokerage business.  In the case of the Company’s former Chief Executive Officer and indirect controlling shareholder, Jean B. Buttner, the Settlement expressly permitted her to continue to exercise control until November 4, 2010, which date was extended by the SEC to December 24, 2010, for the purpose of engaging in one or more transactions that would result in her terminating her affiliated person status with respect to the Company’s then broker-dealer and investment adviser subsidiaries.  This was achieved on December 23, 2010 upon the closing of the Restructuring Transaction in which EAM, a Delaware business trust, succeeded to the regulated businesses formerly conducted by Value Line.

 The Settlement with the SEC resulted in Value Line being precluded from retaining the profits, through its brokerage subsidiary, from commissions charged for securities trading by the Funds. Value Line had voluntarily suspended this practice in 2004, five years prior to the Settlement, so this aspect of the Settlement will not result in any change in revenue compared to more recent fiscal years. As further described below, the Settlement also resulted in the investment adviser business being transferred to EAM.  Value Line continues to have both a non-voting revenues interest and a non-voting profits interest in EAM.

In connection with the Restructuring Transaction, in accordance with the requirements of the Investment Company Act of 1940 (the “1940 Act”), at the time of the Restructuring Transaction, each Fund’s prior investment advisory agreement terminated and EAM entered into a new investment advisory agreement with each Fund.  The services provided by EAM under each new agreement and the rates at which fees are paid by each Fund under its new agreement are the same as under that Fund’s prior investment advisory agreement.  In addition, the other terms of each Fund’s new investment advisory agreement are the same as that Fund’s prior investment advisory agreement, except for the date of execution, the two-year initial term, immaterial updating changes and immaterial changes in form.

Each Fund had a distribution agreement with ESI (the “Distributor”), a wholly-owned subsidiary of EAM LLC, pursuant to which the Distributor acts as principal underwriter and distributor of the Funds for the sale and distribution of their shares.  As part of the Restructuring Transaction ESI was restructured as a Delaware limited liability company and changed its name to EULAV Securities LLC (which we sometimes refer to as “ES”).  No other changes were made to the Distributor’s organization, including its operations and personnel.  For its services under the agreements, the Distributor is not entitled to receive any compensation, although it is entitled to receive fees under each Fund’s Service and Distribution Plan.

As part of the Restructuring Transaction, EAM’s capital structure was revised so that Value Line owns only a non-voting revenues interest and a non-voting profits interest in EAM and five individuals each own 20% of the voting profits interests of the Adviser (“EAM”).  The holders of EAM’s voting profits interests have the right to elect five individual trustees and a Delaware resident trustee of EAM.  The trustees of EAM manage the combined company consisting of the Adviser and the Distributor much like a board of directors.  EAM’s holders of the voting profits interests elected themselves as the five initial individual trustees of the Adviser and the Corporation Trust Company as the Delaware resident trustee. The Trustees initially delegated the authority to manage the day-to-day business of the Adviser and the Distributor to the Adviser’s senior executive, Mitchell E. Appel, who is one of the Trustees and is also a Director of the Funds.

Each of the five individuals holding voting profits interests in EAM was granted 20% of the voting power for the election of trustees and other matters submitted for approval by the holders of the profits interests of the Adviser in exchange for the agreement by such individual to act as an initial voting profits interest holder and, in the case of Mr. Appel, as the initial senior executive officer, of EAM in order to enable Value Line to complete the required disassociation from the Company’s regulated entities. Collectively, the holders of the voting profits interests are entitled to receive 50% of the residual profits of the business, in which the share of Mr. Appel is 45% and the others each 1.25%, subject to temporary adjustments in certain circumstances, Value Line retains a non-voting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances and has no power to vote for the election, removal or replacement of the trustees of EAM. Value Line also has a non-voting revenues interest in EAM pursuant to which it is entitled to receive a portion of the non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved as determined by the directors of Value Line after reviewing a valuation report by the directors’ financial advisors) plus any additional capital contributions (Value Line or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holders of the non-voting profits interests (initially Value Line); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holders of the non-voting profits interests.

In connection with the Restructuring Transaction, Value Line (1) granted the Adviser, the Distributor and each Fund use of the name “Value Line” so long as the Adviser remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies as they exist on the date of the investment advisory agreement, provided also the Funds do not use leverage for investment purposes, short selling or other complex or unusual investment  strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide the Adviser its ranking information without charge on as favorable a basis as to its best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents.

The EAM trust entity has no fixed term, but in the event that control of the Company’s majority shareholder changes, or in the event that the majority shareholder no longer beneficially owns 5% or more of the voting securities of the Company, then the Company has the right, but not the obligation, to buy the voting profits interests in EAM at a fair market value to be determined by an independent valuation firm in accordance with the terms of the EAM Trust Agreement.

 Value Line also has certain consent rights with respect to extraordinary events involving EAM, such as a proposed sale of all or a significant part of EAM, material acquisitions, entering into businesses other than asset management and fund distribution, paying compensation in excess of the mandated limit of 22.5%-30% of non-distribution fee revenues (depending on the level of such revenues), declaring voluntary bankruptcy, making material changes in tax or accounting policies or making substantial borrowings, and entering into related party transactions. These rights were established to protect Value Line’s non-voting revenues and non-voting profits interests in EAM.

As a result of the Restructuring Transaction, Value Line ceased to “control” (as that term is defined in the 1940 Act) the Adviser or the Distributor.  Under the terms of the Settlement with the SEC, two individuals who participated in the Settlement were barred from association with any broker, dealer, or investment adviser and were prohibited from serving or acting in various capacities, including as an “affiliated person” (as that term is defined in the 1940 Act) of the Funds, the Adviser or the Distributor subject to a limited exception until December 24, 2010. The required “disassociation” was accomplished when the Company transferred 100% of the voting control over the regulated investment adviser and broker-dealer subsidiaries to five individual voting profits interest holders of EAM, none of whom is under the control of the Company or its direct or indirect majority shareholder.

On a short-term transitional basis, EAM and the Distributor occupied a portion of the premises that the Company leases from a third party.  The Company received rental payments from EAM and provided certain accounting and other administrative support services to EAM on a transitional basis. In accordance with the terms of the Restructuring Transaction, EAM vacated the Company’s premises before June 1, 2011.

Set forth below is brief biographical information with respect to the five individuals who, to the knowledge of the Company, will own all of the voting profits interests in the Adviser, including information with respect to each such person’s association with the Company as an employee or director prior to the completion of the Restructuring Transaction:

●
Mr. A. Short, the first Chairman of the Trustees of EAM, is a former practicing attorney with an extensive background in the mutual funds industry and interests in private equity firms.  He served as (executive) Vice Chairman of W. P. Stewart & Co., Inc. and currently serves as an independent director and Audit Chair of an unrelated funds group.

●
Mr. A. Aronovitz is an experienced accountant and financial executive and served as interim chief financial officer of Comverse Technologies, a public company, after being appointed to the position following a securities investigation.

●	Mr. R. Berenger is a highly experienced compliance official, principally in the brokerage industry.

●
Mr. R. Rice was a practicing attorney and is currently the Managing Partner of Tangent Capital and also serves on the boards of several private technology and media companies. Mr. Rice has succeeded Mr. Sirota as a Trustee of EAM (Mr. Sirota was one of the five initial individual Trustees of EAM and subsequently resigned).  Mr. Rice anticipates acquiring Mr. Sirota’s non-voting profits interest.

●
Mr. M. Appel was the Chief Financial Officer of the Company from April 2008 to December 2010 and from September 2005 to November 2007; President of each of the Value Line Funds since June 2008;  Director of each of the Value Line Funds since December 2010;  President of EAM LLC and ESI from February 2009 until the completion of the Restructuring Transaction on December 23, 2010; Treasurer of Value Line from June to September 2005; and Chief Financial Officer, XTF Asset Management from November 2007 to April 2008. Mr. Appel served as a Director on the Company’s Board from February 2010 to December 2010. He earned his MBA from New York University.

On September 3, 2008, the Company was served with a derivative shareholder’s suit filed in New York County Supreme Court (the “Court”) naming certain current and former directors of the Company and alleging breach of fiduciary duty and related allegations, most of which arise from the SEC matter. The complaint sought return of remuneration by the directors and other remedies. A second derivative shareholder’s suit was filed in New York County Supreme Court on or about November 9, 2009, naming certain current and former Value Line Directors and the Parent as defendants. This suit primarily restates the same or similar allegations and seeks similar remedies as were sought in the earlier derivative shareholder’s suit served in September 2008. By order dated January 8, 2010, the Court granted plaintiffs’ motion to consolidate the two cases. The Company has advised its insurance carriers of these developments.  It is not possible to estimate accurately an amount or range of loss on the Company’s financial statements.

The present and former directors who are defendants in the consolidated cases filed in 2008 and 2009 are Howard A. Brecher, Edgar A. Buttner, Jean B. Buttner and David T. Henigson.  The complaints do not specify a basis for calculating remuneration that the actions seek to have returned to the Company, nor do the original or amended complaints state a total of such remuneration.

Following mediation under the auspices of the Court, on March 22, 2011, an agreement in principle was reached by the parties to settle the litigation.  The settlement in principle is subject to the parties’ execution of a settlement agreement and Court approval.  Provided the settlement agreement is consummated and approved, the settlement in principle calls for payment of settlement funds in an aggregate sum of $2.9 million for the benefit of the Company’s minority shareholders (the Company’s shareholders other than AB&Co., all other named defendants and members of their immediate families).  That sum is inclusive of any and all costs and expenses of the plaintiffs in relation to the case, including but not limited to legal fees and other charges and court costs.    Since the settlement in principle calls for payment of settlement funds by parties other than the Company, the settlement of these cases on the terms contemplated by the settlement in principle, if completed, will have no material effect on the financial condition, results of operations or cash flows of the Company.