Form 10-Q
period 2011-07-31
VALUE LINE INC
filed 2011-09-13
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
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

(212) 907-1500
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2011

Common stock, $.10 par value	9,940,881 Shares

VALUE LINE INC.

Part I - Financial Information
     Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2011	2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $6,615 and $6,158, respectively)	$7,186	$6,802
Securities available-for-sale	9,596	12,674
Accounts receivable, net of allowance for doubtful accounts of $45 and $45, respectively	1,298	1,599
Receivable from affiliates	1	38
Prepaid and refundable income taxes	217	59
Prepaid expenses and other current assets	992	1,028
Deferred income taxes	1,806	3,022
Total current assets	21,096	25,222

Long term assets:
Investment in EAM Trust	56,226	56,367
Property and equipment, net	4,019	4,084
Capitalized software and other intangible assets, net	3,621	2,130

Total long term assets	63,866	62,581

Total assets	$84,962	$87,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,391	$4,266
Accrued salaries	781	913
Dividends payable	1,993	1,995
Accrued taxes payable	336	336
Reserve for settlement expenses	1,384	1,464
Unearned revenue	21,103	22,442
Total current liabilities	28,988	31,416

Long term liabilities:
Unearned revenue	4,296	4,559
Deferred income taxes	18,548	18,574
Total long term liabilities	22,844	23,133

Shareholders’ Equity:
Common stock, $.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	31,727	31,644
Treasury stock, at cost (36,819 shares on 7/31/11 and 25,119 shares on 4/30/11)	(602)	(444)
Accumulated other comprehensive income, net of tax	14	63
Total shareholders’ equity	33,130	33,254

Total liabilities and shareholders’ equity	$84,962	$87,803

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the three months ended July 31,
	2011	2010

Revenues:
Investment periodicals and related publications	$8,398	$8,617
Copyright data fees	972	777
Investment management fees & services	-	4,215

Total revenues	9,370	13,609

Expenses:
Advertising and promotion	1,121	1,718
Salaries and employee benefits	3,640	3,877
Production and distribution	1,229	1,138
Office and administration	1,742	3,330

Total expenses	7,732	10,063

Income from operations	1,638	3,546

Revenues and profits interests in EAM Trust	1,572	-
Income from securities transactions, net	11	37

Income before income taxes	3,221	3,583
Income tax provision	1,145	1,266

Net income	$2,076	$2,317

Earnings per share, basic & fully diluted	$0.21	$0.23

Weighted average number of common shares	9,965,021	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	July 31, 2011	July 31, 2010
Cash flows from operating activities:
Net income	$2,076	$2,317

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135	152
Amortization of bond premium	-	13
Revenues and profits interests in EAM Trust	(1,572)	-
Realized losses on sales of securities available for sale	5	-
Deferred income taxes	1,216	1,266

Changes in assets and liabilities:
(Decrease) in unearned revenue	(1,602)	(1,023)
(Decrease) in reserve for settlement	(80)	(229)
(Decrease) in operating lease exit obligation	(145)	-
(Decrease) in accounts payable & accrued expenses	(730)	(1,096)
(Decrease) in accrued salaries	(132)	(196)
(Increase)/decrease in prepaid and refundable income taxes	(70)	1,598
(Increase)/decrease in prepaid expenses and other current assets	36	(28)
Decrease in accounts receivable	301	452
Decrease in receivable from affiliates	36	141

Total adjustments	(2,602)	1,050

Net cash (used in)/provided by operating activities	(526)	3,367

Cash flows from investing activities:
Purchases and sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	2,998	6,706
Purchase of fixed income securities	-	(12,011)
Revenues and profits distributions received from EAM Trust	1,626	-
Acquisition of property and equipment	(4)	(22)
Expenditures for capitalized software	(1,557)	(41)

Net cash provided by /(used in) investing activities	3,063	(5,368)

Cash flows from financing activities:
Purchase of treasury stock at cost	(158)	-
Dividends paid	(1,995)	-

Net cash used in financing activities	(2,153)	-

Net increase /(decrease) in cash and cash equivalents	384	(2,001)
Cash and cash equivalents at beginning of year	6,802	16,435

Cash and cash equivalents at end of period	$7,186	$14,434

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Three Months Ended July 31, 2011
(in thousands, except share amounts)
(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income	Total

Balance at April 30, 2011	9,974,881	$1,000	$991	$(444)		$31,644	$63	$33,254

Comprehensive income Net income					$2,076	2,076		2,076

Other comprehensive income/ (loss), net of tax:
Change in unrealized gains/ (losses) on securities, net of taxes					(49)		(49)	(49)

Comprehensive income					$2,027

Purchase of treasury stock	(11,700)			(158)				(158)

Dividends declared						(1,993)		(1,993)

Balance at July 31, 2011	9,963,181	$1,000	$991	$(602)		$31,727	$14	$33,130

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Three Months Ended July 31, 2010
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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

The interim consolidated condensed financial statements of Value Line, Inc., together with its subsidiaries (collectively referred to as the “Company”, “Value Line”, or “VLI”), are unaudited. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company’s annual report on Form 10-K, dated July 29, 2011 for the fiscal year ended April 30, 2011. Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Value Line is incorporated in the State of New York.  The Company’s primary business is producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products.  Prior to December 23, 2010 (the “Restructuring Date”), VLI, through its direct subsidiary EULAV Asset Management LLC (“EAM LLC”), provided investment management services to the Value Line Mutual Funds (“Value Line Funds” or the “Funds”), institutions and individual accounts, and, through EAM LLC’s subsidiary EULAV Securities, Inc. (“ESI”), provided distribution, marketing, and administrative services to the Value Line Funds.  On December 23, 2010, the Company deconsolidated the asset management and mutual fund distribution subsidiaries and exchanged its controlling interest in these subsidiaries for a non-voting revenues interest and a non-voting profits interest in EULAV Asset Management, a Delaware business trust (“EAM”), the successor to EAM LLC and the sole member of EULAV Securities LLC (“ES”), the successor to ESI, (the “Restructuring Transaction”).  VLI also recorded as post-employment compensation expense the value of a voting profits interest in EAM granted to one of the Trustees of EAM, a former VLI employee.  Pursuant to the EAM Declaration of Trust dated as of December 23, 2010 (the “EAM Trust Agreement”), VLI granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking information to EAM for use in managing the Value Line Funds.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.  Additional rights of the Company under the EAM Trust Agreement are discussed in Note 11 - Legal Proceedings and Restructuring.

Principles of consolidation:  The Company follows the guidance in the Financial Accounting Standards Board’s (“FASB”) Topic 810 “Consolidation” to determine if it should consolidate its investment in a variable interest entity (“VIE”). A VIE is a legal entity in which either (i) equity investors do not have sufficient equity investment at risk to enable the entity to finance its activities independently or  (ii) the equity holders at risk lack the obligation to absorb losses, the right to receive residual returns or the right to make decisions about the entity’s activities that most significantly affect the entity’s economic performance.  A holder of a variable interest in a VIE is required to consolidate the entity if it is determined that it has a controlling financial interest in the VIE and is therefore the primary beneficiary.  The determination of a controlling financial interest in a VIE is based on a qualitative assessment to indentify the variable interest holder, if any, that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) either the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  The accounting guidance requires the Company to perform an ongoing assessment of whether the Company is the primary beneficiary of a variable interest entity.  For fiscal 2012, the Company has determined it is not the primary beneficiary of a VIE.

In accordance with FASB’s Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. On December 23, 2010, the Company completed the Restructuring Transaction and deconsolidated the related affiliates in accordance with FASB’s Topic 810. As part of the Restructuring Transaction, the Company received a significant non-voting revenues interest (excluding distribution revenues) and a non-voting profits interest in the new entity, EAM. The Company relied on the guidance in FASB’s ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated Condensed Statement of Income.

Accounting Standards Codification:
During fiscal year 2010, the Company adopted the FASB’s Accounting Standards Codification (“ASC”). The FASB’s ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. The FASB’s ASC reorganized the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. Although not the official source, it also includes relevant portions of authoritative SEC guidance that follows the same topical structure in separate sections in the Codification. The financial statements of the Company have been updated to reflect the relevant references to the FASB’s ASC.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

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
Prior to the Restructuring Date, the Company earned investment management fees that consisted of management fees from the Value Line Funds and from asset management clients. Investment management fees for the Funds were earned on a monthly basis as services were performed. The fees were calculated based on average daily net assets of the Funds in accordance with each Fund’s advisory agreement (see Notes 7 and 11).

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the “1940 Act”). Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open. Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid an advisory fee. EAM had no separately managed accounts as of July 31, 2011. Assets within the separately managed accounts were held at third party custodians and were subject to the terms of the applicable advisory agreement and did not have any advance notice requirement for withdrawals.

Also, prior to the Restructuring Date, service and distribution fees were received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. These plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan. Expenses incurred by ESI, the distributor of the Value Line Funds prior to the Restructuring Date, included payments to securities dealers, banks, financial institutions and other organizations that provided distribution, marketing, and administrative services with respect to the Value Line Funds. Service and distribution fees are received by the distributor on a monthly basis and calculated based upon the average daily net assets of the respective Fund in accordance with each Fund prospectus (see Notes 7 and 11).

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

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a “non-voting revenues interest” and a “non-voting profits interest” in EAM. The non-voting revenues interest entitles the Company to receive a range of 41% to 55% (depending on the amount of revenues) of EAM’s adjusted gross revenues (excluding ES’s distribution revenues). The non-voting profits interest entitles the Company to receive 50% (subject to certain limited adjustments) of the profits (as defined in the EAM Trust Agreement) of EAM. The revenues interest and at least 90% of the profits interest are to be distributed each quarter to all interest holders of EAM, including Value Line. Subsequent to December 23, 2010, the Company’s revenues interest in EAM excludes participation in the service and distribution fees of EAM’s subsidiary ES. The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting subsequent to the Restructuring Transaction. Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, it does have a contractual right to receive these revenues and profits.

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

Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. Valuation of exchange traded funds shares is based upon the publicly quoted price of the shares listed on a securities exchange. The market value of the Company’s fixed maturity government debt obligations is determined utilizing publicly quoted market prices. Cash equivalents consist of investments in Money Market Funds that invest primarily in U.S. Government securities valued at $1 per share in accordance with rule 2a-7 under the 1940 Act.

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
The following is a summary of the inputs used as of July 31, 2011 in valuing the Company’s investments carried at fair value:

	(in thousands)
			Investments in
			Securities
		Cash	Available-for-
Valuation Inputs	Total Investments	Equivalents	Sale
Level 1 - quoted prices	$16,211	$6,615	$9,596
Level 2 - other significant observable inputs	-	-	-
Level 3 - significant unobservable inputs	-	-	-
Total	$16,211	$6,615	$9,596

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The following is a summary of the inputs used as of April 30, 2011 in valuing the Company’s investments carried at fair value:

	(in thousands)
			Investments in
			Securities
		Cash	Available-for-
Valuation Inputs	Total Investments	Equivalents	Sale
Level 1 - quoted prices	$18,832	$6,158	$12,674
Level 2 - other significant observable inputs	-	-	-
Level 3 - significant unobservable inputs	-	-	-
Total	$18,832	$6,158	$12,674

The Company had no other financial instruments including futures, forwards and swap contracts. For the periods ended July 31, 2011 and April 30, 2011, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to Fair Value Measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of July 31, 2011, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

Earnings per share: Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.
Cash and Cash Equivalents: For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2011 and April 30, 2011, cash equivalents included $6,615,000 and $6,158,000, respectively, invested in mutual funds that invest in U.S. Government Securities and bank certificates of deposits.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Expenses Associated with Restructuring:
The Company expensed all costs associated with the Restructuring Transaction as incurred (see Note 11 - Legal Proceedings and Restructuring).

Note 2-Investments:

Securities Available-for-Sale:

Securities held by the Company and its subsidiaries are classified as available-for-sale securities in accordance with FASB’s ASC 320, Investments - Debt and Equity Securities.

Equity Securities:

As of July 31, 2011 and April 30, 2011, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the First Trust Value Line Dividend, PGF PowerShares preferred stock and S&P Dividend ETFs, and certain shares of equity securities was $1,360,000 for both periods and the market value was $1,392,000 and $1,466,000, respectively. There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2011 or July 31,  2010.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The decrease in gross unrealized gains on equity securities classified as available-for-sale due to changes in market conditions of $74,000, net of deferred taxes of $26,000, was included in Shareholders’ Equity at July 31, 2011. The increase in gross unrealized gains on equity securities classified as available-for-sale due to changes in market conditions of $106,000, net of deferred taxes of $37,000, was included in Shareholders’ Equity at  April 30, 2011.

Government Debt Securities (Fixed Income Securities):

Government debt securities consist of securities issued by the United States federal government. The aggregate cost and fair value at July 31, 2011 for government debt securities classified as available-for-sale were as follows:
	(in thousands)
Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Gains/(Losses)
Due within 1 year	$8,214	$8,204	$(10)
Total investment in government debt securities	$8,214	$8,204	$(10)

The aggregate cost and fair value at April 30, 2011 for government debt securities classified as available-for-sale were as follows:

	(in thousands)
Maturity	Historical Cost	Fair Value	Gross Unrealized Holding Gains/(Losses)
Due within 1 year	$11,217	$11,208	$(9)
Total investment in government debt securities	$11,217	$11,208	$(9)

The increase in gross unrealized losses of $6,000 and $74,000 on fixed income securities classified as available-for-sale net of deferred income tax of $2,000 and $26,000, respectively, were included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of July 31, 2011 and April 30, 2011, respectively.

Proceeds from sales of government debt securities classified as available-for-sale during the three months ended July 31, 2011 and July 31, 2010 were $2,998,000 and $6,706,000, respectively. During the three months ended July 31, 2011, losses on sales of fixed income securities of $5,000 were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Condensed Statement of Income. During the three months ended July 31, 2010 there were no realized gains or losses on fixed income securities.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2011 and April 30, 2011 was 0.23% and 0.24%, respectively.

During the three months ended July 31, 2011 and 2010, income from securities transactions also included $12,000 and $0 of dividend income; $8,000 and $39,000 of interest income, respectively.

Investment in Unconsolidated Entities:

Equity Method Investment:

The Company recorded an asset, Investment in EAM, on its Consolidated Condensed Balance Sheet with an initial valuation as of December 23, 2010 of $55,805,000 as a result of the deconsolidation of EAM LLC and ESI, the former asset management and mutual fund distribution subsidiaries.  In accordance with the Consolidation Topic of the FASB’s ASC, the Company recognized a pre-tax gain in net income of $50,510,000 measured as the difference between the fair value of the consideration received, valued at $51,690,000, and the carrying value of the former subsidiaries’ assets and liabilities, which was comprised of $1,180,000 of working capital (cash), transferred pursuant to the Restructuring Transaction. The value of VLI’s investment in EAM at July 31, 2011 and April 30, 2011 reflects the fair value at December 23, 2010 of the non-voting revenues and profits interest received in the Restructuring Transaction, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI on December 23, 2010, plus earnings from EAM less earnings distributed to VLI by EAM, during the period from December 23, 2010 through the balance sheets dates.

In accordance with the EAM Trust Agreement and as mentioned above, EAM received $7,000,000 in cash and liquid securities from VLI pursuant to the Restructuring Transaction which included $1,180,000 of working capital deemed needed for operations and $5,820,000 in excess of working capital needs. It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding. Although the distributor had historically received, from the Value Line Funds under the compensation plans it had in place with the Funds, amounts in excess of its actual expenditures, in more recent years the distributor has been spending amounts on promotion of the Value Line Funds in excess of the compensation received from the Funds. Over time, EAM anticipates that its total future expenditures on such promotion will equal or exceed its total future revenues under the Funds’ distribution plans. However, if that should not occur, EAM has no obligation to reimburse the Value Line Funds.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

The Company monitors this asset for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital requirements.  EAM did not record any impairment losses for its assets during the first quarter of fiscal year 2012.

The overall results of EAM’s investment management operations during the three months ended July 31, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,301,000, 12b-1 fees of $928,000 and other income of $4,000. For the same period, total investment management fee waivers were $230,000 and 12b-1 fee waivers were $618,000.  During the three months ended July 31, 2011, EAM’s net income was $162,000, after giving effect to Value Line’s non-voting revenues interest of $1,491,000, but before distributions to voting profits interest holders and to the Company in respect of its non-voting profits interest. During the three months ended July 31, 2011, the Company recorded income of $1,491,000 and profits of $81,000 from its non-voting revenues and its non-voting profits interests in EAM without incurring any directly related expenses. Operating expenses of EAM during the three months ended July 31, 2011, were $2,580,000 and EAM’s net income was $162,000 available for distribution to profit interest holders. At July 31, 2011, EAM’s total assets were $58,091,000, total liabilities were $1,471,000 and total equity was $56,620,000.

Note 3: Variable Interest Entity

As discussed in Note 11 - Legal Proceedings and Restructuring, as part of the Restructuring Transaction, the Company retained a non-voting revenues interest and a 50% non-voting profits interest in EAM, which was formed to carry on the asset management and mutual fund distribution businesses formerly conducted by Value Line and its subsidiaries. EAM is considered to be a variable interest entity. The Company makes its determination for consolidation of EAM as a variable interest entity based on a qualitative assessment of the purpose and design of EAM, the terms and characteristics of the variable interests in EAM, and the risks EAM is designed to originate and pass through to holders of variable interests. Other than EAM, the Company does not have an interest in any other variable interest entities.

Value Line has determined that it does not have a controlling financial interest in EAM because it does not have the power to direct the activities of EAM that most significantly impact its economic performance. Value Line does not hold any voting stock of EAM and it does not have any involvement in the day to day activities or operations of EAM. Although the EAM Trust Agreement provides Value Line with certain consent rights and contains certain restrictive covenants related to the activities of EAM, these are considered to be protective rights and therefore Value Line does not maintain control over EAM.

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

The Company has not provided any explicit or implicit financial or other support to EAM other than what was contractually agreed to in the EAM Trust Agreement. Value Line has no obligation to fund EAM in the future and as a result has no exposure to loss beyond its initial investment and any undistributed revenues and profits interests retained in EAM. The following table presents the total assets of EAM, the maximum exposure to loss due to involvement with EAM, as well as the value of the assets and liabilities the Company has recorded for its interest in EAM.

				(In thousands)
			Maximum
			Exposure to	Investment
		VIE Assets	Loss	(1) (2)	Liabilities

EAM Trust	at July 31, 2011	$58,091	$56,226	$56,226	$-

EAM Trust	at April 30, 2011	$57,780	$56,367	$56,367	$-

(1)  Reported within Long Term Assets on Consolidated Condensed Balance Sheets.

(2) Revenues receivable from EAM of $514,000 previously reported within Current Assets at April 30, 2011 on the Form 10-K, filed on July 29, 2011, were reclassified from Receivables from Affiliates to Investment in EAM Trust at July 31, 2011 on the Consolidated Condensed Balance Sheet.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 4-Supplementary Cash Flow Information:

There were no income tax payments during the three months ended July 31, 2011. Cash payments for income taxes were $10,000 for the three months ended July 31, 2010. The Company also received $1,598,000 of federal income tax refunds during the first quarter of fiscal 2011.

Note 5-Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statement of Income, was $150,000 for the three months ended July 31, 2011.

Note 6-Comprehensive Income:

The FASB’s ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.
As of July 31, 2011, the Company held both equity and U.S. Government debt securities that are classified as available-for-sale on the Consolidated Condensed Balance Sheets. At July 31, 2010, the Company held U.S. Government debt securities that are classified as available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company’s Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Statement of Changes in Shareholders’ Equity are as follows:

		(in thousands)
	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	or Benefit	Amount
Three months ended July 31, 2011
Unrealized losses on securities:
Unrealized holding losses arising during the
period	$(80)	$28	$(52)
Add: Reclassification adjustments
for losses realized in net income	5	(2)	3
Other comprehensive loss	$(75)	$26	$(49)
Three months ended July 31, 2010
Unrealized losses on securities:
Unrealized holding losses arising during the
period	$(15)	$5	$(10)
Other comprehensive loss	$(15)	$5	$(10)

Note 7-Related Party Transactions:

Investment Management (overview):

As discussed previously in Note 1 - Organization and Summary of Significant Accounting Policies, prior to December 23, 2010, the Company’s former direct subsidiary EAM LLC was the investment adviser and manager for the Value Line Funds, and EAM LLC’s subsidiary ESI was the distributor for the Funds. EAM LLC earned investment management fees based upon the average daily net asset values of the respective Value Line Funds. Service and distribution fees were received by ESI from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. These plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plans. Expenses incurred by ESI included payments to securities dealers, banks, financial institutions and other organizations which provided distribution, marketing, and administrative services (including payments by ESI to VLI for allocated compensation and administration expenses) with respect to the distribution of the Funds’ shares. Service and distribution fees were received on a monthly basis and calculated based upon the average daily net assets of the respective Fund in accordance with each Fund’s prospectus.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

As of the Restructuring Date, December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interest in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business. Total assets in the Value Line Funds managed by EAM at July 31, 2011 were $2.15 billion, 2% above total assets of $2.1 billion in the Value Line Funds managed by EAM LLC, the predecessor of EAM, at July 31, 2010. Overall assets in the Value Line Funds at July 31, 2011 increased $50 million, or 2% since July 31, 2010 as a result of market appreciation that more than offset net redemptions within the equity funds.

During the three months ended July 31, 2010, investment management fees and distribution service fees (which we sometimes refer to as “12b-1 fees”) amounted to $4,215,000, after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included 12b-1 fees of $910,000. For the same period total investment management fee waivers were $186,000 and total 12b-1 fee waivers were $620,000. With limited exceptions, the Company, EAM LLC and ESI had no right to recoup the previously waived amounts of investment management fees and 12b-1 fees. Any such recoupment of waived investment management fees is subject to the provisions of the applicable prospectus. During the three months ended July 31, 2010, separately managed accounts revenues were $51,000. Separately managed accounts had $44 million in assets as of July 31, 2010. Of the $44 million, $21 million was affiliated with Arnold Bernhard & Co., Inc. (“AB&Co.” or the “Parent”). During the third quarter of fiscal 2011, the affiliated entities cancelled their separately managed account agreements with EAM LLC.

The non-voting revenues and profits distributions due from EAM to the Company for income earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Condensed Balance Sheets were $587,000 and $514,000 at July 31, 2011 and April 30, 2011, respectively. The non-voting revenues and non-voting profits interests due from EAM are payable quarterly under the provisions of the EAM Trust Agreement.

EAM Trust - VLI’s non-voting revenues and profits interests:

As a result of the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses. The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business. EAM currently has no separately managed account clients. During the three months ended July 31, 2011, the Company recorded revenues of $1,491,000 and profits of $81,000 from its non-voting interests in EAM without incurring any directly related expenses. During the period from December 23, 2010 until May 28, 2011, EAM and ES occupied a portion of the premises that the Company leases from a third party. The Company received $44,000 for the month of May, 2011 for rent and certain accounting and other administrative support services provided to EAM and ES on a transitional basis during such period.

Transactions with Parent:

During the three months ended July 31, 2011 and 2010, the Company was reimbursed $101,000 and $75,000, respectively, for payments it made on behalf of and services it provided to the Parent. At July 31, 2011 and April 30, 2011, the Receivables from affiliates included  receivables from the Parent of $1,000 and $38,000, respectively.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made no Federal tax payments to the Parent during the three months ended July 31, 2011. For the three months ended July 31, 2010, the Company received $1,598,000 from the Parent for prepaid Federal income taxes.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future, although the Parent has suspended purchases of Value Line shares until Value Line’s share repurchase program is concluded (see Note 10 - Treasury Stock and Repurchase Program). As at July 31, 2011, the Parent owns approximately 86.7% of the issued and outstanding shares of common stock of the Company.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Note 8-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB’s ASC.

The provision for income taxes includes the following:
	Three months ended July 31,
	2011	2010
	(in thousands)
Current tax expense/(benefit):
Federal	$50	$125
State and local	(92)	-
	(42)	125
Deferred tax expense:
Federal	1,006	1,064
State and local	181	77
	1,187	1,141
Income tax provision:	$1,145	$1,266

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	July 31,	April 30,
	2011	2011
	(in thousands)
Short term deferred tax asset

Federal tax benefit from net operating loss	$1,220	$2,226
State and city tax benefit from net operating loss	87	268
Unrealized gains on securities held for sale	(34)	(34)
Depreciation and amortization	-	-
Tax benefit on operating lease exit obligation	182	211
Deferred professional fees	109	109
Deferred charges	192	192
Other, net	50	50
Deferred tax asset	$1,806	$3,022

	July 31,	April 30,
	2011	2011
	(in thousands)
Long term deferred tax liability

Federal tax liability for deferred gain on EAM	$17,679	$17,679
Federal tax benefit deferred non-cash compensation	(619)	(619)
Federal tax benefit on lease exit obligation	(108)	(108)
Federal tax benefit on depreciation and amortization	(390)	(364)
State and local tax liability for deferred gain on EAM	2,132	2,132
State and local tax benefit deferred non-cash compensation	(62)	(62)
State and local tax benefit on lease exit obligation	(25)	(25)
State and local tax benefit on depreciation and amortization	(45)	(45)
State and local tax benefit on deferred professional fees	(14)	(14)
Deferred tax liability	$18,548	$18,574

The Company’s net operating loss carryforward of approximately $6,361,000 is expected to be fully utilized during the fiscal year ending April 30, 2012. The tax effect of temporary differences giving rise to the Company’s long-term deferred tax liability is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company’s asset management and mutual fund distribution subsidiaries partially offset by the long-term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI’s former employee and the benefit related to the Company’s exit lease obligation of $914,000 all recognized in fiscal 2011.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The annual effective tax rate during fiscal 2012 changes due to a number of factors including but not limited to an increase or decrease in the ratio of income or loss to pre-tax income for items that do not have tax consequences, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax law and rulings by and settlements with tax authorities.

The overall effective income tax rate, as a percentage of pre-tax income, during the three months ended July 31, 2011 and 2010, were 35.55% and 35.33%, respectively.

The Company believes that, as at July 31, 2011, there were no material uncertain tax positions that would require disclosure under GAAP.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three months ended July 31,
	2011	2010

U.S. statutory federal rate	35.00%	35.00%
Increase/(decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	1.58%	1.39%
Effect of tax exempt income and dividend deductions	-0.09%	0%
Domestic production tax credit	-0.94%	0%
Other, net	0%	-1.06%
Effective income tax rate	35.55%	35.33%

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended April 30, 2008, 2009, and 2010 are subject to examination by the tax authorities, generally for three years after they were filed. The IRS and New York State tax authorities have recently concluded an examination for the years ended through April 30, 2008, which resulted in no changes that had any adverse effect on the Company’s financial statements. More recently, the IRS commenced an audit of the fiscal year 2010.

Note 9-Business Segments:

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

As more fully described in Note 1 - Organization and Summary of Significant Accounting Policies, the Company deconsolidated its investment management business on December 23, 2010 and therefore no longer reports the investment management operation as a separate business unit. Although VLI will continue to receive significant cash flows from these operations through its non-controlling investment in EAM, it no longer considers this to be a reportable business segment due to its lack of control over the operating and financial policies of EAM. Accordingly, the investment management segment reflects activity only through the date of the Restructuring Transaction.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements

Disclosure of Reportable Segment information for the quarter ended July 31, 2010 is as follows:

		(in thousands)
	Investment
	Periodicals,
	Publishing &	Investment
	Copyright Data	Management	Total
Revenues from external customers	$9,394	$4,215	$13,609
Intersegment revenues	2	-	2
Income/(loss) from securities transactions	-	3	3
Depreciation and amortization	146	6	152
Segment profit/(loss) from operations*	3,238	308	3,546
Segment assets	13,969	7,430	21,399
Expenditures for segment assets	63	-	63

 A reconciliation of reportable segment revenues, operating profit and assets for the quarter ended July 31, 2010 is as follows:

(in thousands)
2010
Revenues
Total revenues for reportable segments	$13,611
Elimination of intersegment revenues	(2)
Total consolidated revenues	$13,609
Profit/(loss) before income taxes *
Total profit/(loss) for reportable segments	$3,549
Add: Income from securities transactions related to corporate assets	34
Profit/(loss) before income taxes	$3,583
Assets
Total assets for reportable segments	$21,399
Corporate assets	38,349
Consolidated total assets	$59,748

Note 10 - Treasury Stock and Repurchase Program:

On January 20, 2011, the Company’s Board of Directors approved the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable up to an aggregate purchase price of $3,200,000. During fiscal 2011, the Company repurchased an aggregate of 6,719 shares of the Company’s common stock for $89,812, at an average price of $13.37 per share. During the three months ended July 31, 2011, the Company repurchased 11,700 shares of the Company’s common stock for $158,353, at an average price of $13.53 per share. Under the January 20, 2011 authorization, $2,951,835 remains available for additional share repurchases. The repurchase authorization extends through January 15, 2012, unless further extended or earlier terminated by the Board of Directors.

Treasury stock, at cost, consists of the following:
(in thousands except for
shares and cost per		Total Average	Average Cost
share)	Shares	Cost Assigned	per Share
Balance April 30, 2011	25,119	$444
Purchases effected in open market	11,700	158	$13.53
Balance July 31, 2011	36,819	$602

Note 11-Legal Proceedings and Restructuring:

As more fully disclosed under the caption Legal Proceedings and Restructuring under Part I, item 3 in the Company’s Form 10-K filed with the SEC on July 29, 2011, the Company concluded a negotiated settlement with the SEC as a result of an investigation into former brokerage practices (the “Settlement”). Value Line had voluntarily suspended the brokerage activity in 2004, five years prior to the Settlement, so the Settlement will not result in any change in such revenue compared to more recent fiscal years. As further described below, the Settlement also resulted in the investment adviser business (including the distributor) being transferred to EAM. Value Line continues to have both a non-voting revenues interest and a non-voting profits interest in EAM. As a result of the Restructuring Transaction, Value Line ceased to “control” (as that term is defined in the 1940 Act) the Adviser or the Distributor. Under the terms of the Settlement with the SEC, two individuals who participated in the Settlement were barred from association with any broker, dealer, or investment adviser and were prohibited from serving or acting in various capacities, including as an “affiliated person” (as that term is defined in the 1940 Act) of the Funds, the Adviser or the Distributor subject to a limited exception until December 24, 2010. The required “disassociation” was accomplished on December 23, 2010 upon the closing of the Restructuring Transaction whereby EAM, a Delaware business trust, succeeded to the regulated businesses and the Company transferred 100% of the voting control over the regulated investment adviser and broker-dealer subsidiaries formerly conducted by the Company to five individual voting profits interest holders of EAM, none of whom is under the control of the Company or its direct or indirect majority shareholder.

In connection with the Settlement, the Company without admitting or denying the SEC charges, paid $43,706,000 to the SEC in November 2009. Subsequent to the Settlement and pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, the Company’s disgorgement, interest and penalty payments were placed into a Fair Fund created by the SEC. The Fair Fund will be used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement. The Company is required to bear all costs associated with the Fair Fund distribution, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution. During fiscal 2011, the SEC appointed A.B. Data, Ltd. as the Administrator of the Fair Fund. A.B. Data, Ltd. has no affiliation with the Company. In connection with its ongoing administration of the Fair Fund, A.B. Data, Ltd and the Company estimated that the costs of administration for settlement of the Fair Fund and other costs associated with the Settlement and the Restructuring Transaction would be approximately $2,633,000 of which the unpaid amount of $1,384,000 and $1,464,000 are reflected as a liability in the consolidated condensed balance sheets as of and July 31, 2011 and April 30, 2011, respectively.

In connection with the Restructuring Transaction, in accordance with the requirements of the 1940 Act, at the time of the Restructuring Transaction, each Fund’s prior investment advisory agreement terminated and EAM entered into a new investment advisory agreement with each Fund. The services provided by EAM under each new agreement and the rates at which fees are paid by each Fund under its new agreement are the same as under that Fund’s prior investment advisory agreement. In addition, the other terms of each Fund’s new investment advisory agreement are the same as that Fund’s prior investment advisory agreement, except for the date of execution, the two-year initial term, immaterial updating changes and immaterial changes in form.

Each Fund had a distribution agreement with ESI (the “Distributor”), a wholly-owned subsidiary of EAM LLC, pursuant to which the Distributor acted as principal underwriter and distributor of the Funds. As part of the Restructuring Transaction ESI was restructured as a Delaware limited liability company and changed its name to EULAV Securities LLC (which we sometimes refer to as “ES”). No other changes were made to the Distributor’s organization, including its operations and personnel. For its services under the agreements, the Distributor is not entitled to receive any compensation, although it is entitled to receive fees under each Fund’s Service and Distribution Plan.

As part of the Restructuring Transaction, EAM’s capital structure was revised so that Value Line owns only a non-voting revenues interest and a non-voting profits interest in EAM and five individuals each own 20% of the voting profits interests of the Adviser (“EAM”). The holders of EAM’s voting profits interests elect five individual trustees and a Delaware resident trustee of EAM. The trustees of EAM other than the Delaware trustee manage the combined company consisting of the Adviser and the Distributor much like a board of directors. EAM’s holders of the voting profits interests elected themselves as the five initial individual trustees of the Adviser and the Corporation Trust Company as the Delaware resident trustee. The Trustees initially delegated the authority to manage the day-to-day business of the Adviser and the Distributor to the Adviser’s senior executive, Mitchell E. Appel, who is one of the Trustees and is also a Director of the Funds.

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
●
dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management Trust, a Delaware business trust (“EAM”), which provides investment management and distribution, marketing and administrative services to the Value Line branded mutual funds;

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
●
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2011, and

●	other risks and uncertainties arising from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary of the Business

Value Line is a New York corporation. The Company’s primary business is producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system information to third parties under written agreements for use in third party managed and marketed investment products.  Prior to December 23, 2010, the date of the completion of  the Restructuring Transaction (see “Restructuring of Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Mutual Funds (“Value Line Funds”), institutions and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.  Value Line markets under well known brands including The Value Line Investment Survey, The Value Line Research Center, and The Most Trusted Name in Investment Research. The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

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

  Depending upon the product, the Company offers three months or less, annual and/or multi-year subscriptions.  Generally, all subscriptions are paid for in advance of fulfillment.  Renewal orders for the retail market are solicited primarily through a series of efforts that include letters, emails, and telemarketing.  New orders are generated primarily from targeted direct mail campaigns for specific products.  Other sales channels used by the Company include advertising in media publications, the Internet, cross selling via telesales efforts and Internet promotions through third parties.

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

   Until December 23, 2010, the Company’s businesses consolidated into two business segments.  The investment related periodical publications (retail and institutional) and fees from copyright data including proprietary ranking system information and other proprietary information consolidate into one segment entitled Investment Periodicals, Publications and Copyright Data.  Until December 23, 2010, the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment entitled Investment Management.  As of July 31, 2011, the Investment Periodicals, Publications and Copyright Data segment constitutes the Company’s only reportable business segment.

Restructuring of Asset Management and Mutual Fund Distribution Businesses

As more fully discussed in the Company’s Form 10-K for the fiscal year ended April 30, 2011 as filed with the SEC on July 31, 2011, the Company completed the restructuring of its asset management and mutual fund distribution businesses (the “Restructuring Transaction”) on December 23, 2010.  As part of the Restructuring  Transaction: (1) EULAV Securities, Inc. (“ESI”, a New York corporation and wholly-owned subsidiary of the Company that acted as the distributor of the fourteen Value Line Funds was restructured into EULAV Securities LLC (“ES”), a Delaware limited liability company; (2) the Company transferred 100% of its interest in ES to EULAV Asset Management LLC (“EAM LLC”), a wholly-owned subsidiary of the Company that acted as the investment adviser to the Value Line Funds and certain separate accounts; (3) EAM LLC was converted into EULAV Asset Management (“EAM”), a Delaware statutory trust; and (4) EAM admitted five individuals (the “Voting Profits Interest Holders”), as the initial holders of voting profits interests in EAM, with each of such individuals owning 20% of the voting profits interests of EAM, and (5) pursuant to the EAM Trust Agreement, the Company received an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM.  The Voting Profits Interest Holders, who were selected by the independent directors of the Company, paid no consideration in exchange for their interests in EAM.

The business of EAM is managed by the five individual trustees and a Delaware resident trustee (collectively, the “Trustees”) and by its officers subject to the direction of the Trustees.  The initial Trustees were elected by the Voting Profits Interest Holders, who elected themselves as the individual trustees and The Corporation Trust Company as Delaware resident trustee.  The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  EAM has elected to be taxed as a pass-through entity similar to a partnership.   The EAM Trust Agreement also provides for distribution of proceeds in the event of a full or partial sale of EAM in accordance with capital accounts ($56 million held entirely by the Company on December 23, 2010) and then in accordance with a sharing formula set forth in the EAM Trust Agreement.

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

Business Environment

During the Company’s first quarter ended July 31, 2011, the global financial markets had negative performance. For the three months ended July 31, 2011, the NASDAQ and Dow Jones Industrial Average were down 4% and 5%, respectively.  The NASDAQ and the Dow Jones Industrial Average declined 39.1% and 38.6% respectively from the end of September 2008 to March 9, 2009.  From March 9, 2009 to July 31, 2011, those indices have increased 117% and 85%, respectively, with the NASDAQ 32% and the Dow Jones Industrial Average 12% above their respective September 2008 levels. Nevertheless, the severe downturn experienced in the September 2008 to March 2009 period and continued volatility in the financial markets have resulted in many individual investors withdrawing money from equity investments, including equity mutual funds. This risk averse temperament of investors continues to negatively impact both the Company’s revenues from its research periodicals and publications and the Company’s cash flows derived from its non-voting revenues and non-voting profits interests in EAM.  In response, the Company continues to be diligent in operational and marketing execution, and in expense management.

Results of Operations for the Three Months Ended July 31, 2011 and 2010.

The operating results of the Company for the first quarter of fiscal year 2012 deteriorated from the previous year.  The following table illustrates the key earnings figures for the three months ended July 31, 2011 and 2010.

	Three Months Ended July 31,
	2011	2010	Percentage Change

(in thousands, except earnings per share)			FY 12 vs. 11

Earnings per share	$0.21	$0.23	-8.7%

Net income	$2,076	$2,317	-10.4%

Operating income	$1,638	$3,546	-53.8%

Operating expenses	$7,732	$10,063	-23.2%

Revenues and profits interests from EAM Trust	$1,572	-	#N/A

Income from securities transactions, net	$11	$37	-70.3%

During the three months ended July 31, 2011, the Company’s net income of $2,076,000, or $0.21 per share, was $241,000 or 10% below net income of $2,317,000, or $0.23 per share, for the three months ended July 31, 2010.  Operating income of $1,638,000 for the first quarter of fiscal 2012 was $1,908,000 or 54% below operating income of $3,546,000 for the first quarter of fiscal 2011.  Operating income for the three months ended July 31, 2011, does not include the non-voting revenues and profits interests from EAM of $1,572,000, while operating income for the first three months of fiscal 2011 includes $4,215,000 of operating revenues and $308,000 of operating profit from the former Value Line subsidiaries, EULAV Asset Management LLC and EULAV Securities, Inc., that performed the operations of the investment management business prior to deconsolidation of these subsidiaries on December 23, 2010. Income before income taxes, which is inclusive of the non-voting revenues and profits interest from EAM through July 31, 2011, was $3,221,000 as compared to $3,583,000 for the three months ended July 31, 2010, a decrease of $362,000 or 10%.

Operating revenues

	Three Months Ended July 31,
	2011	2010	Percentage Change

(in thousands)			FY 12 vs. 11
Investment periodicals and related publications	$8,398	$8,617	-2.5%

Copyright data fees	972	777	25.1%
Operating revenues from investment periodicals, related publications and copyright data	$9,370	$9,394	-0.3%

Investment management fees and services	-	4,215	-100.0%

Total operating revenues	$9,370	$13,609	-31.1%

Operating revenues from investment periodicals and related publications including copyright data fees were slightly below the operating revenues from the previous fiscal year.  Investment management fees and services for the three months ended July 31, 2011, are no longer considered operating revenues as a result of the EAM Restructuring Transaction completed on December 23, 2010.

Investment periodicals and related publications revenues

               Investment periodicals and related publications revenues were down $219,000, or 3%, for the three months ended July 31, 2011, as compared to the prior fiscal year.  While the Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market, total product line circulation remains lower than in past years.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  As of July 31, 2011, total company-wide circulation has declined 2% compared to total circulation at July 31, 2010.  Although renewal rates for the flagship product, The Value Line Investment Survey, are 78%, up from 70% for the prior fiscal year, the Company is not adding enough new subscribers to offset the subscribers that choose not to renew the flagship product and other Value Line products.  The Company has been successful in growing revenues from electronic investment periodicals within institutional sales, with earned revenues increasing $106,000 or 5% for the three months ended July 31, 2011, as compared to the first quarter of fiscal 2011. This increase continues a positive growth trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

Subscription Revenues

	Three Months Ended July 31,
	2011	2010	Percentage Change

(in thousands)			FY 12 vs. 11

Print publication revenues	$5,195	$5,502	-5.6%

Electronic publication revenues	3,203	3,115	2.8%

Total investment periodicals and related publications revenues	$8,398	$8,617	-2.5%

Sources of Subscription Revenues

	Three Months Ended July 31,
	2011		2010
	Print	Electronic	Print	Electronic

New Subscribers	11.4%	27.8%	11.1%	32.5%
Renewals	88.6%	72.2%	88.9%	67.5%

Total Subscribers	100.0%	100.0%	100.0%	100.0%

	At July 31,
	2011	2010	Percentage Change
(in thousands)			FY 12 vs. 11

Unearned revenues (short and long term)	$25,399	$26,154	-2.9%

For the three months ended July 31, 2011, print publication revenues decreased $307,000, or 6%, from fiscal 2011 for the reasons described earlier.  Print circulation, which has always dominated the Company’s subscription base, has fallen 4% as of July 31, 2011 as compared to print circulation at July 31, 2010.  For the three months ended July 31, 2011, electronic publications revenues were 3% higher than for the first quarter of fiscal 2011.  The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the three months ended July 31, 2011, earned revenues from institutional electronic publications increased $106,000, or 5%, as compared to the first quarter of fiscal 2011.  However, gross institutional sales of $2,001,000 for the three months ended July 31, 2011, were $200,000 or 9% below gross sales of $2,201,000 during the first quarter of fiscal 2011.  For the three months ended July 31, 2011, electronic publications revenues from retail subscribers were down $18,000, or 2%, as compared to the first quarter of fiscal 2011.  The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products, which have not had a major update recently.

The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Consistent with the experience of other print publishers in many fields, the Company found that its universe of customers has been declining as individuals migrate to online delivered services.   Investors interested in online investment information have access to free equity research from many sources.  For example, most retail broker-dealers with online trading capabilities offer their customers free or low cost research services that directly compete with the Company’s services.  Revenues from retail online services have also declined because many competing online products offer more dynamic features.

The Company believes that the volatility of the equity market and the severe economic recession, which economics authorities say ended during the second quarter of calendar 2009, have to some extent eroded retail investor interest in equities.  The Company also believes that the negative trend in overall subscription revenue is likely to continue, albeit at a slower rate than the decline experienced in recent years, until new products have been developed and marketed.

The Company has established the goal of developing competitive electronic products and marketing them effectively through traditional and electronic channels. Towards that end, the Company has been modernizing legacy information technology systems.  The Company is not able to predict when these efforts will result in the launch of new services or whether they will be successful in reversing the trend of declining retail publishing revenues.

The Value Line Timeliness Ranking SystemTM (“the Ranking System”), a component in the Company’s flagship product, The Value Line Investment Survey, is also an important part of the Company’s copyright data business.  The Ranking System is designed to be predictive over a six to twelve month period.  During the twelve months, six months and three months ended July 31, 2011, the combined Ranking System “Rank 1 & 2” stock performance of 27.1%, 4.9% and -5.5%, allowing for weekly changes in Ranks, compares favorably to the S&P 500 index performance of 14.3%, 0.1% and -5.5%, respectively. The Ranking System is also required to be made available to EAM for specific uses.

 Copyright data fees

Copyright data fees have increased $195,000, or 25%, during the three months ended July 31, 2011, as compared to the first quarter of fiscal 2011.  As of July 31, 2011, total third party sponsored assets were attributable to four contracts for copyright data representing $3.4 billion in various products, as compared to four contracts and $2.4 billion in assets at July 31,  2010, representing a 41% increase in assets.  The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. This market has become significantly more competitive as a result of product diversification and increased use of indices by portfolio managers. One account was added and one lost during the first quarter of fiscal 2011, and there was no net change in the number of revenue-producing accounts during the first quarter of fiscal 2012.

Investment management (overview)

As of the Restructuring Date, December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interest in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business.  Total assets in the Value Line Funds managed by EAM at July 31, 2011 were $2.15 billion, 2% above total assets of $2.1 billion in the Value Line Funds managed by EAM LLC, the predecessor of EAM, at July 31, 2010.  Overall assets in the Value Line Funds at July 31, 2011 increased $50 million, or 2% since July 31, 2010 as a result of market appreciation that more than offset net redemptions within the equity funds.

Value Line Mutual Funds

Total Net Assets

At July 31,	2011	2010	Percentage Change

(in thousands)			FY 12 vs. 11

Equity funds	$1,838,756	$1,734,426	6.0%

Fixed income funds	235,242	246,891	-4.7%

U.S. Government Money Market Fund	77,393	120,223	-35.6%

Total net assets	$2,151,391	$2,101,540	2.4%

Of the fourteen funds, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).  The next table provides a breakdown of the major distribution channels for the Value Line Funds.

	At July 31,
	2011	2010	Percentage Change

(in thousands)			FY 12 vs. 11

Variable annuity assets (GIAC)	$491,769	$461,032	6.7%

All other open end equity fund assets	1,346,987	1,273,394	5.8%

Total equity fund net assets	$1,838,756	$1,734,426	6.0%

During the three months ended July 31, 2010, investment management fees and distribution service fees (which we sometimes refer to as “12b-1 fees”) amounted to $4,215,000, after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included 12b-1 fees of $910,000.  For the same period total investment management fee waivers were $186,000 and total 12b-1 fee waivers were $620,000.  With limited exceptions, the Company, EAM LLC and ESI had no right to recoup the previously waived amounts of investment management fees and 12b-1 fees.  Any such recoupment of waived investment management fees is subject to the provisions of the applicable prospectus.  During the three months ended July 31, 2010, separately managed accounts revenues were $51,000.  Separately managed accounts had $44 million in assets as of July 31, 2010.  Of the $44 million, $21 million was affiliated with AB&Co.  During the third quarter of fiscal 2011, the affiliated entities cancelled their separately managed account agreements with EAM LLC.

EAM - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the three months ended July 31, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,301,000, 12b-1 fees of $928,000 and other income of $4,000. For the same period, total investment management fee waivers were $230,000 and 12b-1 fee waivers were $618,000.  During the three months ended July 31, 2011, EAM’s net income was $162,000, after giving effect to Value Line’s non-voting revenues interest of $1,491,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

As of July 31, 2011 twelve of the fourteen Value Line Funds have all or a portion of the 12b-1 fees being waived and five of the fourteen funds have partial investment management fee waivers in place.  Although, under the terms of the EAM Trust Agreement, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

 As of July 31, 2011, three of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., TD Ameritrade and Fidelity.

The Value Line fixed income Fund assets (excluding the Value Line U.S. Government Money Market Fund (“USGMMF”)), represent approximately 11% of total mutual fund assets under management (“AUM”) at July 31, 2011, a decrease from 12% of total mutual fund assets at July 31, 2010.  The USGMMF assets represent 4% of the total Fund AUM at July 31, 2011, a decrease from 6% of the total Fund AUM at July 31, 2010.  Fixed income assets decreased by 5% and there was a decrease of 36% in USGMMF AUM.  The main reason for the decline in USGMMF AUM was due to redemptions by the Company, and the Value Line Profit Sharing Plan liquidating its account of approximately $12 million during May 2011. Management fees from the USGMMF were zero with EAM having waived all fees for the Fund since the end of November 2009, and because of the historically low interest rate environment and new regulations restricting investments, substantially subsidizing the USGMMF expenses.

EAM - The Company’s non-voting revenues and profits interests

As a result of the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses.  The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  During the three months ended July 31, 2011, the Company recorded revenues of $1,491,000 and profits of $81,000 from its non-voting interests in EAM without incurring any directly related expenses.

Expenses

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $7,732,000 during the three months ended July 31, 2011 were $2,331,000, or 23%, below operating expenses of $10,063,000 for the first quarter of fiscal 2011. During the three months ended July 31, 2010, expenses included costs of $1,300,000 associated with the Restructuring Transaction.

Advertising and promotion

	Three Months Ended July 31,

	2011	2010	Percentage Change

(in thousands)			FY 12 vs. 11
Advertising and promotion	$1,121	$1,718	-34.7%

Advertising and promotion expenses during the three months ended July 31 2011, decreased $597,000, or 35%, as compared to the first quarter of fiscal 2011. As a result of the disassociation and deconsolidation of the investment management business on December 23, 2010, the Company discontinued advertising expenses associated with the distribution of the Value Line Funds, resulting in a decline in expenses of $974,000, or 100%, during the first quarter of fiscal 2012 as compared to the prior fiscal year.  Within the publishing segment, costs for the three months ended July 2011 associated with direct mail increased $151,000 or 59% above the first quarter of fiscal 2011. Media print advertising and promotional costs during the first quarter of fiscal 2012 increased $334,000 as compared to the first quarter of fiscal 2011, with the increase relating to the digital product and software promotion project, which was partially offset by a $67,000 decrease in public relations costs.

Salaries and employee benefits

	Three Months Ended July 31,

	2011	2010	Percentage Change

(in thousands)			FY 12 vs. 11
Salaries and employee benefits	$3,640	$3,877	-6.1%

Salaries and employee benefits decreased by $237,000 during the three months ended July 31, 2011, as compared to the first quarter of fiscal 2011, as a result of the elimination of approximately $262,000 related to the deconsolidation of the investment management business.  The decrease in expenses was partially offset by the recording of $150,000 of accrued profit sharing expense. The increase of $208,000 to support upgrades to the Company’s digital and software products and fulfillment system was offset by $270,000 capitalization of the development costs during the three months ended July 31, 2011.  Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing.

Production and distribution

	Three Months Ended July 31,

	2011	2010	Percentage Change

(in thousands)			FY 12 vs. 11
Production and distribution	$1,229	$1,138	8.0%

Production and distribution expenses during the three months ended July 31, 2011, were $91,000, or 8%, above the first quarter of fiscal 2011 primarily due to an increase in printing, distribution and service mailers costs.

Office and administration

	Three Months Ended July 31,

	2011	2010	Percentage Change

(in thousands)			FY 12 vs. 11
Office and administration	$1,742	$3,330	-47.7%

Office and administration expenses during the three months ended July 31, 2011, were $1,588,000, or 48%, below expenses for the first quarter of fiscal 2011. Professional fees associated with the restructuring of the Company’s assets management business segment decreased approximately $1,300,000 and were the largest component of the change in expenses during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.  Additionally, office and administration expenses declined by $353,000 during the first quarter of fiscal 2012 as a result of the elimination of funds accounting support expenses related to the deconsolidation of the investment management business.  Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.  During the period from December 23, 2010 until May 28, 2011, EAM and ES occupied a portion of the premises that the Company leases from a third party.  The Company received $44,000 for the month of May, 2011 for rent and a payment for certain accounting and other administrative support services provided to EAM and ES on a transitional basis during such period.

Provision for Settlement

 On November 4, 2009, the Company, its former Chief Executive Officer and another former officer of the Company concluded a Settlement with the SEC as a result of an investigation regarding the execution of portfolio transactions on behalf of the Value Line Funds (see Part II, Item 1, “Legal Proceedings”).  During fiscal 2011, the SEC appointed A.B. Data, Ltd as the Administrator of the Fair Fund. In connection with its ongoing administration of the Fair Fund, A.B. Data, Ltd estimated that the remaining costs of administration would be $1,767,000 which the company has reflected as a liability in its Consolidated Condensed Balance Sheets at July 31, 2011 and April 30, 2011, respectively.  Subsequent to the Settlement and pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, the Company’s disgorgement, interest and penalty payments to the SEC in the aggregate amount of $43,706,000 were to be placed into a Fair Fund created by the SEC. The Fair Fund will be used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement and to complete prescribed claims procedures.  The Company is required to bear all the costs associated with the Fair Fund distribution, including retaining a third party consultant appointed by the SEC to administer the Fair Fund administration and distribution.

Segment Operating Profit

The Company’s primary business is producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line marketed investment products.  Prior to December 23, 2010, the date of the completion of the Restructuring Transaction  (see Note 11 - Legal Proceeding and Restructuring of the Consolidated Condensed Financial Statements), the Company provided investment management services to the Value Line Funds, institutions and individual accounts and provided distribution, marketing and administrative services to the Value Line Funds.

	Investment Periodicals, Publishing & Copyright Data			Investment Management
	Three Months Ended July 31,			Three Months Ended July 31,

	2011	2010	Percentage Change	2011	2010	Percentage Change

(in thousands)			FY 11 vs. 10	(1)		FY 11 vs. 10
Segment revenues from external customers	$9,370	$9,394	-0.3%	n/a	$4,215	-100%
Segment profit from operations	$1,638	$3,238	-49.4%	n/a	$308	-100%
Segment profit margin from operations	17.5%	34.5%	-49.3%	n/a	7.3%	-100%

(1)
From December 23, 2010, the date of the Restructuring Transaction, described in Note 11 - Legal Proceedings and Restructuring of the Consolidated Condensed Financial Statements, the Company no longer considers Investment Management a reportable business segment. See EAM - The Company’s non-voting revenues and profits interests, above under Results of Operations.

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

Investment Management

Revenues and profits from the Company’s former Investment Management business segment declined from the previous fiscal year as a result of the completion of the Restructuring Transaction and the Company no longer operates the Investment Management segment.  In fiscal 2011, the Company waived management fees of $130,000 in the U.S. Government Money Market Fund due to the low interest rate environment which resulted in the fund’s generating insufficient portfolio income to cover its normalized expenses.

Income from Securities Transactions, net

During the three months ended July 31, 2011, the Company’s income from securities transactions, net, of $11,000 was $26,000 or 70% below income from securities transactions, net, of $37,000 during the first quarter of fiscal 2011. Income from securities transactions, net, includes dividend and interest income of $20,000 and $39,000 earned during the three months ended July 31, 2011 and 2010, respectively.  Capital losses during the three months ended July 31, 2011, were $5,000 primarily from the sale of fixed income obligations. There were no capital gains or losses, during the three months ended July 31, 2010.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended July 31, 2011 and July 31, 2010 was 35.53% and 35.33%, respectively.

Liquidity and Capital Resources

The Company had negative working capital of $7,892,000 as of July 31, 2011 and working capital of $20,884,000 as of July 31, 2010.  These amounts include short-term unearned revenue of $21,103,000 and $22,069,000 reflected in total current liabilities at July 31, 2011 and July 31, 2010, respectively.  The decrease in working capital for fiscal 2012 resulted primarily from the payment in November 2010 of a special $2.00 per share dividend, aggregating approximately $20 million, in lieu of the Company’s regularly scheduled $0.20 per share dividend.  Also in fiscal 2011, in connection with the Restructuring Transaction, the Company transferred cash and marketable securities of $7,000,000 to EAM, and incurred restructuring related expenses of $3,764,000.

Cash from operating activities

The Company had cash outflows from operations of $526,000 during the three months ended July 31, 2011, as compared to cash inflows from operations of $3,367,000 during the three months ended July 31, 2010.  The change in cash flows from fiscal 2011 to fiscal 2012 was primarily due to the restructuring of the investment management business that resulted in the cessation of this operating activity and the inclusion of the Company’s non-voting revenues and non-voting profits interest in EAM Trust as investing activities in fiscal 2012.  Fiscal 2011 included cash inflows from the receipt of $1,598,000 in federal income tax refunds.

Cash from investing activities

The Company’s cash inflow from investing activities of $3,063,000 during the three months ended July 31, 2011, compared to cash outflows from investing activities of $5,368,000 for the three months ended July 31, 2010.  Cash inflows for the three months ended July 31, 2011, were higher due to the Company’s lower level of invested cash assets in fiscal 2012, the receipt of $1,626,000 of non-voting revenues interest and non-voting profits interest distributions from EAM Trust, offset by the Company’s investment of $1.6 million in capitalized software costs for upgrading its product capabilities.  Cash outflows in fiscal 2011 resulted from cash redeployment into fixed income government debt securities during the first quarter of fiscal year 2011.

Cash from financing activities

The Company’s fiscal 2012 net cash outflow for financing activities was $2,153,000. There was no cash flow from financing activities in the first quarter of fiscal 2011. During fiscal 2012, cash outflows for financing activities consisted of $158,000 for the repurchase of the Company’s common stock under the board approved repurchase program and dividend payments of $0.20 per share.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months.  Management does not anticipate making any borrowings in fiscal 2012. Retained earnings were about $32 million and liquid assets approximately $17 million at July 31, 2011.

Critical Accounting Estimates and Policies

The Company’s Critical Accounting Estimates and Policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended April 30, 2011.

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

			Estimated Fair Value after Hypothetical Change in Interest Rates
		($ in thousands)

		(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

Fixed Income Securities	Fair Value	50bp increase	50bp decrease	100bp increase	100bp decrease

As of July 31, 2011 Investments in securities with fixed maturities	$8,204	$8,200	$8,200	$8,200	$8,200

As of April 30, 2011 Investments in securities with fixed maturities	$11,208.0	$11,199.6	$11,199.7	$11,199.5	$11,199.7

               Management regularly monitors the maturity structure of the Company’s investments in debt securities in order to maintain an acceptable price risk associated with changes in interest rates.

Equity Price Risk

              The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

              As of July 31, 2011, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the First Trust Value Line Dividend (ticker symbol FVD), S&P Dividend (ticker symbol SDY) and Powershares Preferred stock (ticker symbol PGF) ETFs and other equity securities was $1,360,000 and the market value was $1,392,000. The Company did not hold any equity securities as of July 31, 2010.

Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
($ in thousands)
As of July 31, 2011	$1,392	30% increase	$1,809	0.82%
		30% decrease	$974	(0.82)%

As of April 30, 2011	$1,466	30% increase	$1,906	0.86%
		30% decrease	$1,026	(0.86)%

Credit Worthiness of Issuer

               The Company’s fixed income investments consist primarily of U.S. Treasury Bills and FDIC insured commercial paper.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11 - Legal Proceedings and Restructuring of the Consolidated Condensed Financial Statements for discussion of legal proceedings and restructuring, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 filed with the SEC on July 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

( c )        Purchases of Equity Securities by the Company
The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2011. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 1, 2011 through May 31, 2011	11,700	$13.53	11,700	$2,951,835

June 1, 2011 through June 30, 2011	0	0	0	0

July 1, 2011 through July 31, 2011	0	0	0	0

Total	11,700	$13.53	11,700	$2,951,835

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

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certificate of Acting Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Principal Accounting Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Acting Chief Executive Officer/Principal Financial Officer/Principal Accounting Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: September 13, 2011	By:	/s/ Howard A. Brecher
Howard A. Brecher
Acting Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2011	By:	/s/ John A. McKay
John A. McKay
Chief Financial Officer
(Principal Financial Officer)

Date: September 13, 2011	By:	/s/ Stephen R. Anastasio
Stephen R. Anastasio
Vice President and Treasurer
(Principal Accounting Officer)