Form 10-Q
period 2011-10-31
VALUE LINE INC
filed 2011-12-09
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2011

Common stock, $0.10 par value	9,896,381 Shares

VALUE LINE INC.

Part I - Financial Information
     Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Oct. 31, 2011	April 30, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $9,284 and $6,158, respectively)	$9,862	$6,802
Securities available-for-sale	4,033	12,674
Accounts receivable, net of allowance for doubtful accounts of $35 and $45, respectively	1,049	1,599
Receivable from affiliates	-	38
Prepaid and refundable income taxes	514	59
Prepaid expenses and other current assets	896	1,028
Deferred income taxes	629	3,022
Total current assets	16,983	25,222

Long term assets:
Investment in EAM Trust	56,282	56,367
Property and equipment, net	3,977	4,084
Capitalized software and other intangible assets, net	4,167	2,130

Total long term assets	64,426	62,581

Total assets	$81,409	$87,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,657	$4,266
Accrued salaries	930	913
Dividends payable	1,980	1,995
Accrued taxes payable	-	336
Reserve for settlement expenses	480	1,464
Unearned revenue	20,003	22,442
Total current liabilities	26,050	31,416

Long term liabilities:
Unearned revenue	4,192	4,559
Deferred income taxes	18,870	18,574
Total long term liabilities	23,062	23,133

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	31,662	31,644
Treasury stock, at cost (103,619 shares on 10/31/11 and 25,119 shares on 4/30/11)	(1,390)	(444)
Accumulated other comprehensive income, net of tax	34	63
Total shareholders’ equity	32,297	33,254

Total liabilities and shareholders’ equity	$81,409	$87,803

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
     Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	Three months ended		Six months ended
	October 31,		October 31,
	2011	2010	2011	2010

Revenues:
Investment periodicals and related publications	$8,327	$8,567	$16,725	$17,184
Copyright data fees	813	865	1,785	1,642
Investment management fees & services	-	4,066	-	8,281

Total revenues	9,140	13,498	18,510	27,107

Expenses:
Advertising and promotion	988	2,359	2,109	4,077
Salaries and employee benefits	3,710	4,388	7,350	8,265
Production and distribution	1,158	1,142	2,387	2,280
Office and administration	1,766	2,699	3,508	4,687
Expenses related to restructuring	-	1,120	-	2,462

Total expenses	7,622	11,708	15,354	21,771

Income from operations	1,518	1,790	3,156	5,336

Revenues and profits interests in EAM Trust	1,343	-	2,915	-
Income from securities transactions, net	20	51	31	88

Income before income taxes	2,881	1,841	6,102	5,424
Income tax provision	966	754	2,111	2,020

Net income	$1,915	$1,087	$3,991	$3,404

Earnings per share, basic & fully diluted	$0.19	$0.11	$0.40	$0.34

Weighted average number of common shares	9,929,264	9,981,600	9,947,056	9,981,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
     Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended October 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,991	$3,404

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	266	289
Amortization of bond premium	-	13
Non-voting profits interest in EAM Trust	(94)	-
Non-voting revenues interest in EAM Trust	(2,821)	-
Realized losses on sales of securities available for sale	5	-
Deferred income taxes	2,369	2,020

Changes in assets and liabilities:
(Decrease) in unearned revenue	(2,806)	(2,295)
(Decrease) in reserve for settlement	(984)	(764)
(Decrease) in operating lease exit obligation	(243)	-
(Decrease) in accounts payable & accrued expenses	(1,366)	(397)
Increase/(decrease) in accrued salaries	17	(101)
(Decrease) in accrued taxes payable	-	(135)
(Increase)/decrease in prepaid and refundable income taxes	(367)	1,598
Decrease in prepaid exp. & other current assets	132	146
Decrease in accounts receivable	550	541
Decrease in receivable from affiliates	37	139

Total adjustments	(5,305)	1,054

Net cash (used in)/provided by operating activities	(1,314)	4,458

Cash flows from investing activities:
Purchases/sales of securities classified as available for sale:
Proceeds from sales of fixed income securities	8,995	9,705
Purchase of fixed income securities	-	(19,212)
Purchase of equity securities	(404)	(502)
Revenues distributions received from EAM Trust	2,801	-
Profits distributions received from EAM Trust	112	-
Acquisition of property and equipment	(31)	(74)
Expenditures for capitalized software	(2,165)	(102)

Net cash provided by/(used in) investing activities	9,308	(10,185)

Cash flows from financing activities:
Purchase of treasury stock at cost	(946)	-
Dividends paid	(3,988)	(1,996)

Net cash used in financing activities	(4,934)	(1,996)

Net increase/(decrease) in cash and cash equivalents	3,060	(7,723)
Cash and cash equivalents at beginning of year	$6,802	$16,435

Cash and cash equivalents at end of period	$9,862	$8,712

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
     Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Six Months Ended October 31, 2011
(in thousands, except share amounts)
(unaudited)

	Common stock						Accumulated
	Number		Additional				Other
	of		paid-in	Treasury	Comprehensive	Retained	Comprehensive
	shares	Amount	capital	Stock	income/(loss)	earnings	income	Total

Balance at April 30, 2011	9,974,881	$1,000	$991	$(444)		$31,644	$63	$33,254

Comprehensive income
Net income					$3,991	3,991		3,991
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes					(29)		(29)	(29)

Comprehensive income					$3,962

Purchase of treasury stock	(78,500)			(946)				(946)

Dividends declared						(3,973)		(3,973)

Balance at October 31, 2011	9,896,381	$1,000	$991	$(1,390)		$31,662	$34	$32,297

Dividends declared per share were $0.20 for each of the three months ending July 31, 2011 and October 31, 2011.

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

Dividends declared per share were $0.20 and $2.00 for the three months ending July 31, 2010 and October 31, 2010, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

 Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

Note 1-Organization and Summary of Significant Accounting Policies:

Value Line, Inc. was incorporated in the State of New York (“Value Line” or “VLI”, and collectively with its subsidiaries, the “Company”). The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

The Company’s primary business is producing investment related periodical publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system (the “Value Line Proprietary Ranking”) information to third parties under written agreements for use in third party managed and marketed investment products.

Prior to December 23, 2010 (the “Restructuring Date”), VLI, through its direct subsidiary EULAV Asset Management LLC (“EAM LLC”), provided investment management services to the Value Line Mutual Funds (“Value Line Funds” or the “Funds”), institutions and individual accounts, and, through EAM LLC’s subsidiary EULAV Securities, Inc. (“ESI”), provided distribution, marketing, and administrative services to the Value Line Funds. On the Restructuring Date, the Company deconsolidated the asset management and mutual fund distribution subsidiaries and exchanged its controlling interest in these subsidiaries for non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware business trust (“EAM”), the successor to EAM LLC and the sole member of EULAV Securities LLC (“ES”), the successor to ESI, (the “Restructuring Transaction”). Pursuant to the EAM Declaration of Trust dated as of the Restructuring Date (the “EAM Trust Agreement”), VLI granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking information to EAM for use in managing the Value Line Funds.  Additional rights of the Company under the EAM Trust Agreement are discussed in Note 11 - Legal Proceedings and Restructuring.

The Consolidated Condensed Balance Sheet as of April 30, 2011, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 filed with the SEC on July 29, 2011 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Use of Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Principles of consolidation:
The Company follows the guidance in the Financial Accounting Standards Board’s (“FASB”) Topic 810 “Consolidation” to determine if it should consolidate its investment in a variable interest entity (“VIE”). A VIE is a legal entity in which either (i) equity investors do not have sufficient equity investment at risk to enable the entity to finance its activities independently or (ii) the equity holders at risk lack the obligation to absorb losses, the right to receive residual returns or the right to make decisions about the entity’s activities that most significantly affect the entity’s economic performance. A holder of a variable interest in a VIE is required to consolidate the entity if it is determined that it has a controlling financial interest in the VIE and is therefore the primary beneficiary. The determination of a controlling financial interest in a VIE is based on a qualitative assessment to identify the variable interest holder, if any, that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) either the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  The accounting guidance requires the Company to perform an ongoing assessment of whether the Company is the primary beneficiary of a variable interest entity and the Company has determined it is not the primary beneficiary of a VIE (see Note 3).

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
October 31, 2011
(Unaudited)

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

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the “1940 Act”). Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open. Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid an advisory fee. EAM had no separately managed accounts as of October 31, 2011. Assets within the separately managed accounts were held at third party custodians and were subject to the terms of the applicable advisory agreement and did not have any advance notice requirement for withdrawals.

Also, prior to the Restructuring Date, service and distribution fees were received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. These plans are compensation plans, which means that the distributor’s fees under these plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan. Expenses incurred by ESI, the distributor of the Value Line Funds prior to the Restructuring Date, included payments to securities dealers, banks, financial institutions and other organizations that provided distribution, marketing, and administrative services with respect to the Value Line Funds. Service and distribution fees are received by the distributor on a monthly basis and calculated based upon the average daily net assets of the respective Fund in accordance with each Fund prospectus (see Notes 7 and 11).

Investment in Unconsolidated Entities:
The Company accounts for its investments in its unconsolidated entity, EAM, using the equity method of accounting in accordance with FASB’s ASC 323. The equity method is an appropriate means of recognizing increases or decreases measured by GAAP in the economic resources underlying the investments. Under the equity method, an investor recognizes its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend or distribution. An investor adjusts the carrying amount of an investment for its share of the earnings or losses recognized by the investee.

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a “non-voting revenues interest” and a “non-voting profits interest” in EAM as defined in the EAM Trust Agreement. The non-voting revenues interest entitles the Company to receive a range of 41% to 55%, based on the amount of EAM’s adjusted gross revenues, excluding ES’s distribution revenues (“Revenues Interest”). The non-voting profits interest entitles the Company to receive 50% of EAM’s profits, subject to certain limited adjustments as defined in the EAM Trust Agreement (“Profits Interest”). The Revenues Interest and at least 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line. Subsequent to the Restructuring Date, the Company’s Revenues Interest in EAM excludes participation in the service and distribution fees of EAM’s subsidiary ES. The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting subsequent to the Restructuring Transaction.  Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive their share of EAM’s revenues and profits.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

Valuation of Securities:
The Company’s securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in exchange traded equity funds, shares of equity securities in various publicly traded companies, government debt securities, and Federal Deposit Insurance Corporation (“FDIC”) insured commercial paper and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820. The securities available-for-sale reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses on securities classified as available-for-sale, net of applicable taxes, are reported as a separate component of shareholders’ equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings on trade date and are determined on the identified cost method.

The Company classifies its securities available-for-sale as current assets to properly reflect its liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation techniques used by the Company to measure fair value for Level 1 securities consisted of quoted prices in active markets for identical assets.  The following summarizes the levels of fair value measurements of the Company’s investments:

	As of October 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$9,284	$-	$-	$9,284
Securities available-for-sale	4,033	-	-	4,033
	$13,317	$-	$-	$13,317

	As of April 30, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,158	$-	$-	$6,158
Securities available-for-sale	12,674	-	-	12,674
	$18,832	$-	$-	$18,832

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2011 and April 30, 2011, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

Advertising expenses:
The Company expenses advertising costs as incurred.

Reclassification:
Certain items in the prior year financial statements have been reclassified to conform to the current year presentation, specifically the revenues receivable from EAM previously reported within current assets at April 30, 2011 on the Form 10-K, was reclassified from receivables from affiliates to Investment in EAM Trust on the Consolidated Condensed Balance Sheets.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of October 31, 2011, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

Earnings per share:
Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Any shares that are reacquired during the period are weighted for the portion of the period that they are outstanding. The Company does not have any potentially dilutive common shares from outstanding stock options, warrants, restricted stock, or restricted stock units.

Cash and Cash Equivalents:
For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2011 and April 30, 2011, cash equivalents included $9,284,000 and $6,158,000, respectively, for amounts in mutual funds that invest in U.S. Government Securities and bank certificates of deposits.

Note 2-Investments:

Securities Available-for-Sale:
Investments held by the Company and its subsidiaries are classified as securities available-for-sale in accordance with FASB’s ASC 320, Investments - Debt and Equity Securities. Securities available-for-sale with a maturity of twelve months or less are classified as short-term and investment securities with a maturity greater than twelve months are classified as long-term. As of October 31, 2011 and April 30, 2011, there were no long-term securities available-for-sale.

Equity Securities:
Equity securities classified as available-for-sale, consist of investments in common stocks and exchange traded funds (“ETFs”) that hold investments in certain equity index securities including preferred shares.

Fixed Income Securities:
Fixed income securities consist of government debt securities issued by the United States federal government.

The changes in the value of these investments are recorded in other comprehensive income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of October 31, 2011 and April 30, 2011, there were unrealized gains net of deferred tax of $34,000 and $63,000, respectively. Comprehensive income for the six months ended October 31, 2011 and 2010 was $3,962,000 and $3,370,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

The carrying value and fair value of securities available-for-sale at October 31, 2011 were as follows:

		Gross	Gross
($ in thousands)	Amortized Cost	Unrealized	Unrealized	Fair Value
		Gains	Losses
FDIC insured commercial paper	$2,217	$-	$(16)	$2,201
Common stocks	181	17	(1)	197
ETFs	1,583	65	(13)	1,635
	$3,981	$82	$(30)	$4,033

The carrying value and fair value of securities available-for-sale at April 30, 2011 were as follows:

		Gross	Gross
($ in thousands)	Amortized Cost	Unrealized	Unrealized	Fair Value
		Gains	Losses
FDIC insured commercial paper and U.S. Treasury securities	$11,217	$4	$(13)	$11,208
Common stocks	181	9	-	190
ETFs	1,179	97	-	1,276
	$12,577	$110	$(13)	$12,674

Proceeds from sales of government debt securities classified as available-for-sale during the six months ended October 31, 2011 and October 31, 2010 were $8,995,000 and $9,705,000, respectively. During the six months ended October 31, 2011, losses on sales of fixed income securities of $5,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheet to the Consolidated Condensed Statement of Income. During the six months ended October 31, 2010 there were no realized gains or losses on fixed income securities.

The average yield on the FDIC insured and government debt securities classified as available-for-sale at October 31, 2011 and April 30, 2011  was 0.51% and 0.24%, respectively.

During the six months ended October 31, 2011 and 2010, income from securities transactions also included $27,000 and $1,000 of dividend income and $14,000 and $91,000 of interest income, respectively.

Investment in Unconsolidated Entities:
Equity Method Investment:
The Company recorded an asset, Investment in EAM Trust, on its Consolidated Condensed Balance Sheet with an initial valuation as of the Restructuring Date of $55,805,000 as a result of the deconsolidation of EAM LLC and ESI, the former asset management and mutual fund distribution subsidiaries. In accordance with the Consolidation Topic of the FASB’s ASC, the Company recognized a pre-tax gain in net income of $50,510,000 measured as the difference between the fair value of the consideration received, valued at $51,690,000, and the carrying value of the former subsidiaries’ assets and liabilities, which was comprised of $1,180,000 of working capital (cash), transferred pursuant to the Restructuring Transaction. The value of VLI’s investment in EAM at October 31, 2011 and April 30, 2011 reflects the fair value at the Restructuring Date of the Revenues Interest and Profits Interest received in the Restructuring Transaction, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI on the Restructuring Date, plus earnings from EAM less earnings distributed to VLI by EAM, during the period from the Restructuring Date through the balance sheets dates.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital requirements.  EAM did not record any impairment losses for its assets during the fiscal years 2012 or 2011.

The overall results of EAM’s investment management operations during the six months ended October 31, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $6,258,000, 12b-1 fees of $1,750,000 and other income of $9,000. For the same period, total investment management fee waivers were $457,000 and 12b-1 fee waivers were $1,166,000. During the six months ended October 31, 2011, EAM’s net income was $188,000 including an estimate of $10,000 for the month of October 2011 and after giving effect to Value Line’s non-voting revenues interest of $2,821,000, but before distributions to voting profits interest holders and to the Company in respect of its non-voting profits interest. Operating expenses of EAM during the six months ended October 31, 2011, were $5,008,000 and EAM’s net income after reduction for Value Line’s non-voting revenues share of $2,821,000 was $188,000 available for distribution to profit interest holders. At October 31, 2011, EAM’s total assets were $57,493,000, total liabilities were $796,000 and total equity was $56,697,000.  During the six months ended October 31, 2011, the Company recorded revenues of $2,821,000 and profits of $94,000 from its non-voting revenues and its non-voting profits interests in EAM without incurring any directly related expenses.

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

The Company has determined that it does not have a controlling financial interest in EAM because it does not have the power to direct the activities of EAM that most significantly impact its economic performance. Value Line does not hold any voting stock of EAM and it does not have any involvement in the day to day activities or operations of EAM. Although the EAM Trust Agreement provides Value Line with certain consent rights and contains certain restrictive covenants related to the activities of EAM, these are considered to be protective rights and therefore Value Line does not maintain control over EAM.

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

The Company has not provided any explicit or implicit financial or other support to EAM other than what was contractually agreed to in the EAM Trust Agreement. Value Line has no obligation to fund EAM in the future and, as a result, has no exposure to loss beyond its initial investment and any undistributed revenues and profits interests retained in EAM. The following table presents the total assets of EAM, the maximum exposure to loss due to involvement with EAM, as well as the value of the assets and liabilities the Company has recorded for its interest in EAM.

		Value Line
		Investment in		Maximum
($ in thousands)	VIE Assets	EAM Trust	Liabilities	Exposure to
		(1) (2)		Loss
At October 31, 2011	$57,493	$56,277	$-	$56,277
At April 30, 2011	$57,780	$56,367	$-	$56,367

(1)  Reported within Long Term Assets on Consolidated Condensed Balance Sheets.
(2) Revenues receivable from EAM of $514,000, previously reported within Current Assets at April 30, 2011 on the Company’s Form 10-K, filed on July 29, 2011, were reclassified from Receivables from Affiliates to Investment in EAM Trust during fiscal 2012 on the Consolidated Condensed Balance Sheet.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

Note 4-Supplementary Cash Flow Information:

	For the Six Months Ended
	October 31,
($ in thousands)	2011	2010
State and local income tax payments	$(60)	$(39)
Federal income tax payments to the Parent	$(245)	$(123)
Federal income tax refunds from the Parent	$-	$1,598

See Note 7-Related Party Transactions for amounts associated with the Parent.

Note 5-Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the six months ended October 31, 2011 and 2010, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $230,000 and $150,000, respectively.

Note 6-Comprehensive Income:

The FASB’s ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of October 31, 2011 and 2010, the Company held both equity and U.S. Government debt securities that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets.

The components of comprehensive income that are included in the Consolidated Condensed Statement of Changes in Shareholders’ Equity for the six months ending October 31, 2011 are as follows:
				Amount Net of
($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Tax
Change in unrealized gains on securities during the period	$(50)	$-	$18	$(32)
Add: Adjustments for losses realized in net income	5	(2)	-	3
	$(45)	$(2)	$18	$(29)

The components of comprehensive income that are included in the Consolidated Condensed Statement of Changes in Shareholders’ Equity for the six months ending October 31, 2010 are as follows:

				Amount Net of
($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Tax
Change in unrealized gains on securities during the period	$(53)	$-	$19	$(34)
	$(53)	$-	$19	$(34)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

Note 7-Related Party Transactions:

Investment Management (overview):
As discussed previously in Note 1 - Organization and Summary of Significant Accounting Policies, prior to December 23, 2010, the Company’s former direct subsidiary EAM LLC was the investment adviser and manager for the Value Line Funds, and EAM LLC’s subsidiary ESI was the distributor for the Funds. EAM LLC earned investment management fees based upon the average daily net asset values of the respective Value Line Funds. Service and distribution fees were received by ESI from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. These plans are compensation plans, which means that the distributor’s fees under the plans are payable without regard to actual expenses incurred by the distributor, and therefore, the distributor may earn a profit under the plans. Expenses incurred by ESI included payments to securities dealers, banks, financial institutions and other organizations which provided distribution, marketing, and administrative services (including payments by ESI to VLI for allocated compensation and administration expenses) with respect to the distribution of the Funds’ shares.  Service and distribution fees were received on a monthly basis and calculated based upon the average daily net assets of the respective Funds in accordance with each Fund’s prospectus.

As of the Restructuring Date, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interest in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business. Total assets in the Value Line Funds managed by EAM at October 31, 2011 were $2.0 billion, 5% below total assets of $2.1 billion in the Value Line Funds managed by EAM LLC, the predecessor of EAM, at October 31, 2010. Overall assets in the Value Line Funds at October 31, 2011 decreased $213 million, or 9% since April 30, 2011, as a result of market depreciation and net redemptions primarily within the equity, money market and variable annuity funds for the six months ended October 31, 2011.

During the six months ended October 31, 2010, investment management fees and distribution service fees (which were discontinued as of December 23, 2010) amounted to $8,281,000 including 12b-1 fees of $1,784,000, after giving effect to account fee waivers for certain of the Value Line Funds. For the same period total investment management fee waivers were $378,000 and total 12b-1 fee waivers were $1,233,000. With limited exceptions, the Company, EAM LLC and ESI had no right to recoup the previously waived amounts of investment management fees and 12b-1 fees. Any such recoupment of waived investment management fees was subject to the provisions of the applicable prospectus. During the six months ended October 31, 2010, separately managed accounts revenues were $96,000. Separately managed accounts had $26 million in assets as of October 31, 2010. Of the $26 million, $23 million was affiliated with Arnold Bernhard and Co., Inc., the controlling stockholder of the Company (the “Parent”). During the third quarter of fiscal 2011, the affiliated entities cancelled their separately managed account agreements with EAM LLC.

The non-voting revenues and profits interests due from EAM to the Company for income earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Condensed Balance Sheets, were $451,000 and $545,000 at October 31, 2011 and April 30, 2011, respectively. The non-voting revenues and non-voting profits interests due from EAM are payable each calendar quarter under the provisions of the EAM Trust Agreement.

EAM Trust - VLI’s non-voting revenues and profits interests:
Following the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses. The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business. EAM currently has no separately managed account clients. During the three and six months ended October 31, 2011, the Company recorded revenues of $1,343,000 and $2,915,000, respectively, consisting of Revenues Interest from EAM of $1,331,000 and $2,821,000, respectively, and Profits Interest from EAM of $12,000 and $94,000, respectively, without incurring any directly related expenses. During the period from December 23, 2010 until May 28, 2011, EAM and ES occupied a portion of the premises that the Company leases from a third party. The Company received $44,000 for the month of May, 2011 for rent and certain accounting and other administrative support services provided to EAM and ES on a transitional basis during such period.

Transactions with Parent:
During the six months ended October 31, 2011 and 2010, the Company was reimbursed $167,000 and $205,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. At April 30, 2011, the Receivables from affiliates consisted of a receivables due from the Parent of $38,000.  There was no receivable due from the Parent at October 31, 2011.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made $245,000 of federal tax payments to the Parent during the six months ended October 31, 2011. For the six months ended October 31, 2010, the Company received $1,598,000 from the Parent for prepaid Federal income taxes and paid $123,000 to the Parent for federal alternative minimum taxes.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future, although the Parent has suspended purchases of Value Line shares until Value Line’s share repurchase program is concluded (see Note 10 - Treasury Stock and Repurchase Program). At October 31, 2011, the Parent owns approximately 87.24% of the issued and outstanding shares of common stock of the Company.

Note 8-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB’s ASC.

The provision for income taxes includes the following:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
($ in thousands)	2011	2010	2011	2010
Current tax expense/(benefit):
Federal	$(93)	$23	$(43)	$148
State and local	(123)	-	(215)	-
	(216)	23	(258)	148
Deferred tax expense:
Federal	1,330	769	2,336	1,833
State and local	(148)	(38)	33	39
	1,182	731	2,369	1,872
Income tax provision:	$966	$754	$2,111	$2,020

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2011	2011
Federal tax benefit:
Net operating loss	$250	$2,226
Unrealized gains on securities held for sale	(18)	(34)
Operating lease exit obligation	118	211
Deferred professional fees	21	109
Deferred charges	189	192
State and local tax benefit:
Net operating loss	31	268
Deferred state and local tax benefit, other	38	50
Deferred tax asset, short term	$629	$3,022

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

	October 31,	April 30,
($ in thousands)	2011	2011
Federal tax liability for deferred gain on EAM	$17,679	$17,679
Federal tax benefit deferred non-cash compensation	(619)	(619)
Federal tax benefit on lease exit obligation	(118)	(108)
Federal tax benefit on depreciation and amortization	(372)	(364)
Federal tax liability other	254	-
State and local tax liability for deferred gain on EAM	2,197	2,132
State and local tax benefit deferred non-cash compensation	(77)	(62)
State and local tax benefit on lease exit obligation	(15)	(25)
State and local tax benefit on depreciation and amortization	(46)	(45)
State and local tax benefit on deferred professional fees	(13)	(14)
Deferred tax liability, long-term	$18,870	$18,574

The Company’s net operating loss carryforward of approximately $714,000 is expected to be fully utilized during the fiscal year ending April 30, 2012. The tax effect of temporary differences giving rise to the Company’s long-term deferred tax liability is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company’s asset management and mutual fund distribution subsidiaries, partially offset by the long-term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI’s former employee and the tax benefits related to the Company’s exit lease obligation of $914,000 all recognized in fiscal 2011.

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The annual effective tax rate may change during fiscal 2012 due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.

The overall effective income tax rates, as a percentage of pre-tax income, during the six months ended October 31, 2011 and 2010, were 34.60% and 37.24%, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	For the Six Months Ended
	October 31,
	2011	2010
U.S. statutory federal rate	35.00%	35.00%
Increase/(decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.28%	0.47%
Effect of dividends received deductions	-0.10%	0%
Domestic production tax credit	-0.98%	0%
Alternative minimum tax/(benefit) - net operating loss limitation	-1.60%	2.80%
Other, net	-	-1.03%
Effective income tax rate	34.60%	37.24%

The Company believes that, as of October 31, 2011, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

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

Note 9-Business Segments:

Prior to December 23, 2010, the Company operated two reportable business segments: (1) Publishing and (2) Investment Management. The Publishing segment produces investment related periodical publications (retail and institutional) in both print and electronic form, and includes copyright data fees for Value Line proprietary ranking system information and other proprietary information. Prior to December 23, 2010, the Investment Management segment provided advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

As more fully described in Note 1 - Organization and Summary of Significant Accounting Policies, the Company deconsolidated its investment management business on December 23, 2010 and therefore no longer reports the investment management operation as a separate business unit. Although VLI continues to receive significant cash flows from these operations through its non-controlling investment in EAM, it no longer considers this to be a reportable business segment due to its lack of control over the operating and financial policies of EAM. Accordingly, the investment management segment reflects activity only through the date of the Restructuring Transaction.

Disclosure of reportable segment information for the three months ended October 31, 2010 was as follows:

		Investment	Consolidated
(in thousands)	Publishing	Management	Total
Revenues from external customers	$9,432	$4,066	$13,498
Intersegment revenues	2	-	2
Total revenues for reportable segments	9,434	4,066	13,500
Elimination of intersegment revenues	(2)	-	(2)
Total consolidated revenues	$9,432	$4,066	$13,498

Depreciation and amortization	$131	$6	$137

Income/(loss) from securities transactions	$(4)	$4	$-
Segment profit from operations	1,704	86	1,790
Profit for reportable segments	$1,700	$90	$1,790

Income from securities transactions related to corporate assets			51
Income before income taxes			$1,841

Disclosure of reportable segment information for the six months ended October 31, 2010 was as follows:

		Investment	Consolidated
(in thousands)	Publishing	Management	Total
Revenues from external customers	$18,826	$8,281	$27,107
Intersegment revenues	4	-	4
Total revenues for reportable segments	18,830	8,281	27,111
Elimination of intersegment revenues	(4)	-	(4)
Total consolidated revenues	$18,826	$8,281	$27,107

Depreciation and amortization	$277	$12	$289

Income/(loss) from securities transactions	$(4)	$7	$3
Segment profit from operations	4,942	394	5,336
Profit for reportable segments	$4,938	$401	$5,339

Income from securities transactions related to corporate assets			85
Income before income taxes			$5,424

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2011
(Unaudited)

As of October 31, 2010, additional reportable segment information was as follows:

		Expenditures
		for Segment
	Assets	Assets
Publishing	$9,900	$92
Investment Management	6,360	10
Corporate assets	41,542	74
Consolidated total	$57,802	$176

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

Treasury stock, at cost, consists of the following:

				Aggregate
				Purchase
				Price
				Remaining
		Total Average	Average Cost	Under the
(in thousands except for shares and cost per share)	Shares	Cost Assigned	per Share	Program
Balance as of April 30, 2011 (1)	25,119	$444	$17.67	$3,110
Purchases effected in open market during the three months ended:
July 31, 2011	11,700	$158	$13.53	$2,952
October 31, 2011	66,800	$788	$11.78	$2,165
Balance as of October 31, 2011	103,619	$1,390	$13.41

(1) Includes the balance of 18,400 shares with a total average cost of $354,000 that were acquired prior to the repurchase program authorized in January 2011.

Note 11-Legal Proceedings and Restructuring:

As more fully disclosed under the caption Legal Proceedings and Restructuring under Part I, item 3 in the Company’s Form 10-K for the fiscal year ended April 30, 2011 filed with the SEC on July 29, 2011, the Company concluded a negotiated settlement with the SEC as a result of an investigation into former brokerage practices (the “Settlement”).

In connection with the Settlement, the Company, without admitting or denying the SEC charges, paid $43,706,000 to the SEC in November 2009. Subsequent to the Settlement and pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, the Company’s disgorgement, interest and penalty payments were placed into a Fair Fund created by the SEC.  The Fair Fund will be used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement.  The Company is required to bear all costs associated with the Fair Fund distribution, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution.  During fiscal 2011, the SEC appointed A.B. Data, Ltd. as the Administrator of the Fair Fund.  A.B. Data, Ltd. has no affiliation with the Company.  In connection with its ongoing administration of the Fair Fund, A.B. Data, Ltd and the Company estimated that the costs of administration of the Fair Fund and other costs associated with the Settlement would be approximately $2,633,000, revised during fiscal 2011 from the original estimate of $4,400,000.  As of October 31, 2011 and April 30, 2011, the unpaid portion of those costs of $480,000 and $1,464,000, respectively, are reflected as a liability in the Consolidated Condensed Balance Sheets.

Under the terms of the Settlement, two individuals were barred from association with any broker, dealer, or investment adviser and were prohibited from serving or acting in various capacities, including as an “affiliated person” (as that term is defined in the 1940 Act) of the Funds, the Adviser or the Distributor. The required “disassociation” was accomplished upon the closing of the Restructuring Transaction whereby the investment advisory business (including both the adviser and the distributor) was transferred to EAM, a Delaware business trust (“Adviser”).  As part of the Restructuring Transaction, the Company transferred 100% of the voting control to five individual voting profits interest holders of EAM, none of whom is under the control of the Company or its direct or indirect majority shareholder. Each of the five individuals holding voting profits interests in EAM was granted 20% of the voting power.  As a result, the Company ceased to “control” (as that term is defined in the 1940 Act) the Adviser or the Distributor, even though the Company continues to have both a non-voting revenues interest and a non-voting profits interest in the Adviser.

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

As part of the Restructuring Transaction, EAM’s capital structure was revised so that Value Line owns only a non-voting revenues interest and a non-voting profits interest in EAM and five individuals each own 20% of the voting profits interests of the Adviser (“EAM”).  The holders of EAM’s voting profits interests elect five individual trustees and a Delaware resident trustee of EAM.  The trustees of EAM other than the Delaware trustee manage the combined company consisting of the Adviser and the Distributor much like a board of directors.  EAM’s holders of the voting profits interests elected themselves as the five initial individual trustees of the Adviser and the Corporation Trust Company as the Delaware resident trustee. The Trustees initially delegated the authority to manage the day-to-day business of the Adviser and the Distributor to the Adviser’s senior executive, Mitchell E. Appel, who is one of the Trustees and is also a Director of the Funds, and continues to serve as principal executive of the Adviser.

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

Following mediation, the defendants in the consolidated cases filed in 2008 and 2009 entered into a settlement agreement with the plaintiffs, which was approved by the Court on December 7, 2011. The settlement calls for payment of settlement funds, from sources other than by Value Line or any of its subsidiaries, in an aggregate sum of $2.9 million for the benefit of the Company’s minority shareholders (the Company’s shareholders other than: AB&Co., all other named defendants and members of their immediate families).  That sum is inclusive of any and all costs and expenses of the plaintiffs in relation to the case, including but not limited to legal fees and other charges and court costs.

Since the settlement calls for payment of the settlement funds by parties other than the Company, the settlement will have no material effect on the financial condition, results of operations or cash flows of the Company.

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
●
the risk that, while the Company believes that the restructuring transaction that closed on December 23, 2010, achieved compliance with the requirements of the order issued by the Securities and Exchange Commission (“SEC”) on November 4, 2009, the Company might be required to take additional steps which could adversely affect the Company’s results of operations or the Company’s financial condition;

●	terrorist attacks and natural disasters;
●
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2011; and

●	other risks and uncertainties arising from time to time.

Any forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

In this report, “Value Line,” “we,” “us,” “our” refers to Value Line, Inc. and the “Company” refers to Value Line and its subsidiaries unless the context otherwise requires.

Executive Summary of the Business

Value Line is a New York-based corporation. The Company’s primary business is producing investment-related periodical publications and making available copyright data including certain Value Line trademarks and The Value Line Timeliness Ranking System™ (“the Ranking System”) Value Line’s proprietary Ranking System information to third parties under written agreements for use in third- party managed and marketed investment products.  Value Line markets under well-known brands including The Value Line Investment Survey, The Value Line Research Center, and The Most Trusted Name in Investment Research. The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. Prior to December 23, 2010, the date of the completion of  the Restructuring Transaction (see “Restructuring of Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line Mutual Funds (“Value Line Funds”), institutions and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.

The Company’s target audiences within the investment-related periodical publications field are individual investors, colleges, libraries, and investment management professionals. Individuals come to Value Line for complete research in one package.  Institutional subscribers, such as libraries and universities, offer the Company’s detailed research to their patrons and students.  Investment management professionals use the research and historical information in their day-to-day businesses.

Depending upon the product, the Company offers three months or less, annual and/or multi-year subscriptions.  Generally, all subscriptions are paid for in advance of fulfillment.  Renewal orders for the retail market are solicited primarily through a series of efforts that include letters, emails, and telemarketing.  New orders are generated primarily from targeted direct mail campaigns for specific products.  Other sales channels used by the Company include advertising in media publications, on the Internet, cross selling via telesales efforts, and Internet promotions through third parties.

Institutional subscribers consist of corporations, financial professionals, colleges, and municipal libraries.  The Company has a dedicated department that solicits institutional subscriptions.  Fees for institutional subscriptions vary by the university or college enrollment, number of users, and the number of products purchased.

Cash received and the value of receivables for amounts billed to retail and institutional customers is recorded as unearned revenue until the order is fulfilled.  As the subscriptions are fulfilled, the Company recognizes revenue in equal installments over the life of the particular subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet are shown as unearned revenue within current and long-term liabilities.

Prior to December 23, 2010, the Company’s businesses consolidated into two business segments.  The investment-related periodical publications (retail and institutional) and fees from copyright data including proprietary Ranking System information and other proprietary information consolidate into one segment called Publishing and the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment called Investment Management.  As of October 31, 2011, the Publishing segment constitutes the Company’s only reportable business segment.

Restructuring of Asset Management and Mutual Fund Distribution Businesses

As more fully discussed in the Company’s Form 10-K for the fiscal year ended April 30, 2011 as filed with the SEC on July 29, 2011, the Company completed the restructuring of its asset management and mutual fund distribution businesses (the “Restructuring Transaction”) on December 23, 2010.  As part of the Restructuring  Transaction: (1) EULAV Securities, Inc. (“ESI”), a New York corporation and wholly-owned subsidiary of the Company that acted as the distributor of the fourteen Value Line Funds was restructured into EULAV Securities LLC (“ES”), a Delaware limited liability company; (2) the Company transferred 100% of its interest in ES to EULAV Asset Management LLC (“EAM LLC”), a wholly-owned subsidiary of the Company that acted as the investment adviser to the Value Line Funds and certain separate accounts; (3) EAM LLC was converted into EAM; and (4) EAM admitted five individuals (the “Voting Profits Interest Holders”), as the initial holders of voting profits interests in EAM, with each of such individuals owning 20% of the voting profits interests of EAM, and (5) pursuant to the EAM Trust Agreement, the Company received an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM.  The Voting Profits Interest Holders, who were selected by the independent directors of the Company, paid no consideration in exchange for their interests in EAM.

The business of EAM is managed by the five individual trustees and a Delaware resident trustee (collectively, the “Trustees”) and by its officers subject to the direction of the Trustees.  The Company’s non-voting revenues and non-voting profits interests in EAM entitle the Company to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.

Pursuant to the EAM Trust Agreement, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Ranking System information to EAM without charge or expense.

Mitchell Appel, formerly the Chief Financial Officer of the Company and a director of the Company, as well as president of ESI and EAM LLC and each of the Value Line Funds, is one of the Voting Profits Interest Holders of EAM and, effective December 23, 2010, was appointed by the Trustees of EAM as the first Chief Executive Officer of EAM.

Business Environment

During the six months ended October 31, 2011, the global financial markets had negative performance. For the six months ended October 31, 2011, the NASDAQ and the Dow Jones Industrial Average were down 7% each.  The NASDAQ and the Dow Jones Industrial Average declined 39.1% and 38.6% respectively from the end of September 2008 to March 9, 2009.  From March 9, 2009 to October 31, 2011, those indices showed increases of 112% and 83%, respectively.  In all, the NASDAQ is 29% and the Dow Jones Industrial Average is 10% above their respective September 2008 levels. Nevertheless, the severe downturn experienced in the September 2008 to March 2009 period and the volatility in the financial markets since then have resulted in many individual investors withdrawing money from equity investments, including equity mutual funds. This risk-averse temperament of investors continues to restrain both the Company’s revenues from its research periodicals and publications and the Company’s cash flows derived from its non-voting revenues and non-voting profits interests in EAM.  In response, the Company continues to be diligent in operational and marketing execution, and in expense management.

Results of Operations for the Three and Six Months Ended October 31, 2011 and 2010.

The following table illustrates the key earnings figures for the three and six months ended October 31, 2011 and 2010.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2011	2010	Change	2011	2010	Change
Earnings per share	$0.19	$0.11	72.7%	$0.40	$0.34	17.6%
Net income	$1,915	$1,087	76.2%	$3,991	$3,404	17.2%
Income from operations	$1,518	$1,790	-15.2%	$3,156	$5,336	-40.9%
Revenues and profits interests from EAM Trust	$1,343	$-	N/A	$2,915	$-	N/A
Income from operations and revenues and profits interests from EAM Trust	$2,861	$1,790	59.8%	$6,071	$5,336	13.8%
Operating expenses	$7,622	$11,708	-34.9%	$15,354	$21,771	-29.5%
Income from securities transactions, net	$20	$51	-60.8%	$31	$88	-64.8%
Income before income taxes	$2,881	$1,841	56.5%	$6,102	$5,424	12.5%

During the six months ended October 31, 2011, the Company’s net income of $3,991,000, or $0.40 per share, was $587,000 or 17% above net income of $3,404,000, or $0.34 per share, for the six months ended October 31, 2010.  Net income of $1,915,000 for the second quarter of fiscal 2012 was $828,000 or 76% above net income of $1,087,000 for the second quarter of fiscal 2011.  Income from operations of $3,156,000 for the six months ended October 31, 2011 was $2,180,000 or 41% below income from operations of $5,336,000 for the six months ended October 31, 2010.  Income from operations of $1,518,000 for the second quarter of fiscal 2012 was $272,000 or 15% below income from operations of $1,790,000 for the second quarter of fiscal 2011.

Income from operations for the six months ended October 31, 2011, does not include the non-voting revenues and profits interests from EAM of $2,915,000, while operating income for the six months ended October 31, 2010 includes $8,281,000 of advisory management fees and service distribution fees from the former Value Line subsidiaries, EULAV Asset Management LLC and EULAV Securities, Inc., that performed the operations of the investment management business prior to deconsolidation of these subsidiaries on December 23, 2010. Income before income taxes, which is inclusive of the non-voting revenues and profits interests from EAM through October 31, 2011, was  $6,102,000 as compared to $5,424,000 for the six months ended October 31, 2010, an increase of $678,000 or 13%.

Revenues

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2011	2010	Change	2011	2010	Change
Investment periodicals and related publications	$8,327	$8,567	-2.8%	$16,725	$17,184	-2.7%
Copyright data fees	813	865	-6.0%	1,785	1,642	8.7%
Publishing revenues	9,140	9,432	-3.1%	18,510	18,826	-1.7%
Investment management	-	4,066	-100.0%	-	8,281	-100.0%
Total revenues	$9,140	$13,498	-32.3%	$18,510	$27,107	-31.7%

Operating revenues from investment periodicals and related publications including copyright data fees were $18,510,000, which is 2% below the operating revenues from the previous fiscal year.  Investment management activity for the six months ended October 31, 2011, are included as non-operating revenues and profits as a result of the EAM Restructuring Transaction completed on December 23, 2010.

Investment periodicals and related publications revenues

           Investment periodicals and related publications revenues were down $240,000, or 3%, for the three months ended October 31, 2011, as compared to the prior fiscal year period.

Investment periodicals and related publications revenues were down $459,000, or 3%, for the six months ended October 31, 2011, as compared to the prior fiscal year period.  While the Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market, total product line circulation at October 31, 2011 was approximately 3% lower than the past fiscal year.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  Although renewal rates for the flagship product, The Value Line Investment Survey, are 78%, up from 75% for the prior fiscal year, the Company is not adding enough new subscribers to offset the subscribers that choose not to renew the Value Line products.  The Company has been successful in growing revenues from electronic investment periodicals within institutional sales, with earned revenues increasing $169,000 or 4% for the six months ended October 31, 2011, as compared to the six months ended October 31, 2010. This increase continues a positive growth trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers.

Within investment periodicals and related publications are subscription revenues derived from print and electronic products.  The following chart illustrates the year-to-year change in the revenues associated with print and electronic subscriptions.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2011	2010	Change	2011	2010	Change
Print publications revenues	$5,079	$5,377	-5.5%	$10,273	$10,879	-5.6%
Electronic publications revenues	3,248	3,190	1.8%	6,452	6,305	2.3%
Total investment periodicals and related publications revenues	$8,327	$8,567	-2.8%	$16,725	$17,184	-2.7%

Sources of Subscription Revenues

	Three Months Ended October 31,
	2011		2010
	Print	Electronic	Print	Electronic
New Subscribers	11.2%	26.3%	10.9%	28.7%
Renewals	88.8%	73.7%	89.1%	71.3%
Total Subscribers	100.0%	100.0%	100.0%	100.0%

	Six Months Ended October 31,
	2011		2010
	Print	Electronic	Print	Electronic
New Subscribers	11.4%	27.2%	11.0%	30.6%
Renewals	88.6%	72.8%	89.0%	69.4%
Total Subscribers	100.0%	100.0%	100.0%	100.0%

	As of October 31,
($ in thousands)	2011	2010	Change
Unearned revenues (current and long term liabilities)	$24,195	$24,882	-2.8%

Print publication revenues decreased $298,000 or 6% for the three months ended October 31, 2011 and $606,000, or 6%, for the six months ended October 31, 2011 from fiscal 2011 for the reasons described earlier.  Print circulation, which has always dominated the Company’s subscription base, has fallen 4% as of October 31, 2011 as compared to print circulation at October 31, 2010.

Electronic publications revenues increased $58,000 or 2% for the three months ended October 31, 2011 and $147,000, or 2%, for the six months ended October 31, 2011 from fiscal 2011.  The electronic publication revenues are broken down into institutional accounts and retail subscribers.  For the three and six months ended October 31, 2011, earned revenues from institutional electronic publications increased $62,000 or 3% and $169,000, or 4%, respectively, as compared to the three and six months ended October 31, 2010. For the three and six months ended October 31, 2011, electronic publications revenues from retail subscribers decreased less than 1% as compared to the prior fiscal year.  Gross institutional sales of $4,433,000 for the six months ended October 31, 2011, were $162,000 or 4% below gross sales of $4,594,000 during the six months ended October 31, 2010.  The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts.  The decrease in electronic retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products, which have not had a major update recently.

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

The Company believes that the volatility of the equity market and the severe recession, which most economists say ended during the second quarter of calendar 2009, have to some extent eroded retail investor interest in equities.  The Company also believes that the negative trend in overall subscription revenue is likely to continue, albeit at a slower rate than the decline experienced in recent years, until new products have been developed and marketed.

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

Copyright data fees

The Value Line Timeliness Ranking SystemTM (“the Ranking System”), a component in the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business.  The Ranking System is designed to be predictive over a six to twelve-month period.  During the trailing twelve month period ended October 31, 2011, the combined Ranking System “Rank 1 & 2” stock gain of 8.4%, allowing for weekly changes in Ranks, compared favorably to the S&P 500 Index’s gain of 5.8%.  During the six months and three months ended October 31, 2011, the combined Ranking System “Rank 1 & 2” stock decline of   -11.4% and -6.3% was worse than the S&P 500 Index’s decrease of -7.9% and -2.6%, respectively.  The Ranking System is also required to be made available to EAM for specific uses.

During the three and six months ended October 31, 2011, copyright data fees decreased $52,000 or 6% and increased $143,000, or 9%, respectively, as compared to the prior fiscal year.  As of October 31, 2011, total third party sponsored assets were attributable to four contracts for copyright data representing $3 billion in various products, as compared to four contracts and $2.8 billion in assets at October 31, 2010, representing a 6% increase in assets.  The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. This market has become significantly more competitive as a result of product diversification and increased use of indices by portfolio managers.  One account was added and one lost during the first six months of fiscal 2011, and there was no net change in the number of revenue-producing accounts during the six months ended October 31, 2011.

Investment management fees and services

As of the Restructuring Date, December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and profits interests going forward, as discussed below.  Total assets in the Value Line Funds managed by EAM at October 31, 2011 were $2 billion, 5% or $97 million below total assets of $2.1 billion in the Value Line Funds managed by EAM LLC, the predecessor of EAM, at October 31, 2010.  Overall assets in the Value Line Funds at October 31, 2011 decreased $213 million, or 9% since April 30, 2011 as a result of market depreciation and net redemptions of $49,336,000, $4,760,000, $21,796,000 and $38,408,000 within the equity, fixed income, money market and variable annuity funds, respectively, for the six months ended October 31, 2011.

Value Line Mutual Funds

Total Net Assets

	At October 31,
($ in millions)	2011	2010	Change
Equity funds	$1,748	$1,795	-2.6%
Fixed income funds	210	223	-5.8%
U.S. Government Money Market Fund	74	110	-32.7%
Total net assets	$2,032	$2,128	-4.5%

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

	At October 31,
($ in millions)	2011	2010	Change
Variable annuity assets (GIAC)	$463	$476	-2.7%
All other open end equity fund assets	1,285	1,319	-2.6%
Total equity fund net assets	$1,748	$1,795	-2.6%

During the six months ended October 31, 2010, investment management fees and distribution service fees (which were discontinued as of December 23, 2010) amounted to $8,281,000 including 12b-1 fees of $1,784,000, after giving effect to account fee waivers for certain of the Value Line Funds. For the same period total investment management fee waivers were $378,000 and total 12b-1 fee waivers were $1,233,000.  With limited exceptions, the Company, EAM LLC and ESI had no right to recoup the previously waived amounts of investment management fees and 12b-1 fees.  Any such recoupment of waived investment management fees is subject to the provisions of the applicable prospectus.  During the six months ended October 31, 2010, separately managed accounts revenues were $96,000.  Separately managed accounts had $26 million in assets as of October 31, 2010.  Of the $26 million, $23 million was affiliated with Arnold Bernhard and Co., Inc. (“AB&Co.”).  During the third quarter of fiscal 2011, the affiliated entities cancelled their separately managed account agreements with EAM LLC.

EAM - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the six months ended October 31, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $6,258,000, 12b-1 fees of $1,750,000 and other income of $9,000. For the same period, total investment management fee waivers were $457,000 and 12b-1 fee waivers were $1,166,000.  During the six months ended October 31, 2011, EAM’s net income was $188,000 including an estimate of $10,000 for the month of October 2011 and after giving effect to Value Line’s non-voting revenues interest of $2,821,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

As of October 31, 2011 twelve of the fourteen Value Line Funds have all or a portion of the 12b-1 fees being waived and five of the fourteen funds have partial investment management fee waivers in place.  Although, under the terms of the EAM Trust Agreement, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

 As of October 31, 2011, three of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., TD Ameritrade and Fidelity.

The Value Line fixed income Fund assets (excluding the Value Line U.S. Government Money Market Fund (“USGMMF”)), represent approximately 10% of total mutual fund assets under management (“AUM”) at October 31, 2011, a decrease from 11% of total mutual fund assets at October 31, 2010.  The USGMMF assets represent 4% of the total Fund AUM at October 31, 2011, a decrease from 5% of the total Fund AUM at October 31, 2010.  Fixed income assets decreased by 6% and there was a decrease of 33% in USGMMF AUM.  The main reason for the decline in USGMMF AUM was due to redemptions by the Company, and the Value Line Profit Sharing Plan liquidating its account of approximately $12 million during May 2011. Management fees from the USGMMF were zero with EAM having waived all fees for the Fund since the end of November 2009, and because of the historically low interest rate environment and new regulations restricting investments, substantially subsidizing the USGMMF expenses.

At the September 22, 2011 Value Line Mutual Fund Board meeting, the Fund Board approved the merger of the Value Line Convertible Fund into the Value Line Income and Growth Fund. EAM has filed the preliminary proposal for the merger with the SEC. After the SEC’s review, the approved proxy was mailed to the VL Convertible Fund shareholders with EAM’s recommendation to approve the merger. EAM’s management estimates that the required votes and approval of the merger will be completed in late December 2011. The VL Convertible Fund has $21.9 million in assets under management as of October 31, 2011 with a management fee of 62.5 bps and a 12b-1 fee of 10 bps, both net of fee waivers, while the Income and Growth fund has a 65 bps management fee and a 20 bps 12b-1 fee, net of fee waivers. Provided 96% of the AUM in the Convertible Fund merge into the Income and Growth Fund, Value Line, Inc.’s revenue share from EAM should not change. However, EAM’s expenses will decline for Administration and Accounting fees for operation of the Convertible Fund. Value Line, Inc will share in 50% of the increase in profits that result from the elimination of these costs.

EAM - The Company’s non-voting revenues and profits interests

Following the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses.  The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  During the three and six months ended October 31, 2011, the Company recorded revenues of $1,343,000 and $2,915,000, respectively, consisting of $1,331,000 and $2,821,000, respectively, from its non-voting revenue interest in EAM and $12,000 and $94,000, respectively, from its non-voting profits interests in EAM without incurring any directly related expenses.

Expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2011	2010	Change	2011	2010	Change
Advertising and promotion	$988	$2,359	-58.1%	$2,109	$4,077	-48.3%
Salaries and employee benefits	3,710	4,388	-15.5%	7,350	8,265	-11.1%
Production and distribution	1,158	1,142	1.4%	2,387	2,280	4.7%
Office and administration	1,766	2,699	-34.6%	3,508	4,687	-25.2%
Expenses related to restructuring	-	1,120	1.4%	-	2,462	4.7%
	$7,622	$11,708	-34.9%	$15,354	$21,771	-29.5%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration and provision for settlement. Operating expenses for the three and six months ended October 31, 2011, decreased $4,086,000 or 35% and $6,417,000, or 30%, respectively, as compared to the three and six months ended October 31, 2010.

Advertising and promotion

Advertising and promotion expenses during the three months ended October 31, 2011, decreased $1,371,000 or 58%, as compared to the prior year period, of which $962,000 related to the deconsolidation of the investment management business on December 23, 2010.  Within the publishing segment, costs decreased $410,000 or 29% for the three months ended October 31, 2011, mainly due to reduced media advertising and promotional costs along with a reduction in renewal solicitation costs.

Advertising and promotion expenses during the six months ended October 31, 2011, decreased $1,968,000, or 48%, as compared to the six months ended October 31, 2010, of which $1,963,000 related to the deconsolidation of the investment management business. The Company discontinued advertising expenses (primarily promotional payments to independent broker-dealers) associated with the distribution of the Value Line Funds.  Within the publishing segment, costs for the six months ended October 31, 2011, direct mail costs increased $144,000 or 15% above the prior fiscal year.  The prior year direct mail costs were reduced by a $124,000 reversal of a reserve established for the disputed invoices billed six years ago.  The Company refused to pay this invoice due to the negligence of Double Click in merge/purge against the Company’s active file for a direct mail campaign.  Media advertising and promotional costs during the six months ended October 31, 2011 include $335,000 relating to the digital product and software promotion project, which was partially offset by a $155,000 decrease in public relations costs and commissions.

Salaries and employee benefits

Salaries and employee benefits decreased by $ 678,000 or 16% during the three months ended October 31, 2011, as compared to the prior year period, of which $831,000 related to the deconsolidation of the investment management business.  Salaries and employee benefits in the publishing segment increased as there is no investment management segment to allocate costs to as in the previous year.

Salaries and employee benefits decreased by $915,000 or 11% during the six months ended October 31, 2011, as compared to the prior year period, of which $1,692,000 related to the deconsolidation of the investment management business, of which $1,204,000 related to direct overhead costs and $488,000 related to shared costs incurred in order to provide the proprietary Ranking System information and overhead salaries to the investment management business.  Pursuant to the EAM Trust Agreement, the Company agreed to supply the proprietary Ranking System information to EAM without charge or expense and these costs remain within the publishing segment in the current year.  Salaries and employee benefits in the publishing segment increased as there is no investment management segment to allocate costs to as in the previous year in addition to increased employee costs associated with an increased headcount in IT, fulfillment and institutional sales and increased accrued profit sharing expense.

Production and distribution

Production and distribution expenses during the three months ended October 31, 2011, increased $16,000 or 1%, as compared to the prior fiscal year periods.

Production and distribution expenses during the six months ended October 31, 2011, were $107,000, or 5%, above the prior fiscal year primarily due to an increase in third party distribution costs.  During the six months ended October 31, 2011, an increase of $133,000 due to conversion costs related to a new fulfillment system was offset by a $105,000 decrease in the monthly costs of data feed expenses.

Office and administration

Office and administration expenses during the three months ended October 31, 2011, decreased $933,000 or 35%, as compared to the three months ended October 31, 2010, of which $1,067,000 related to the deconsolidation of the investment management business. Publishing costs increased $134,000 or 8% as a result of the deconsolidation of the investment management segment.

Office and administration expenses during the six months ended October 31, 2011, were $1,179,000, or 25%, below expenses for the six months ended October 31, 2010, of which $1,770,000 related to the deconsolidation of the investment management business, of which $1,176,000 related to direct overhead costs and $594,000 related to shared costs incurred in order to provide the proprietary Ranking System information and overhead costs to the investment management business, which is provided at no cost to EAM in the current year, per the EAM Trust Agreement.  During the six months ended October 31, 2011, in addition to the fact there is no investment management segment to allocate costs to, legal fees other than those classified as restructuring during the prior year decreased $50,000 from the comparable period of the prior fiscal year.  Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals.  During the period from December 23, 2010 until May 28, 2011, EAM and ES occupied a portion of the premises that the Company leases from a third party.  The Company received $44,000 for the month of May, 2011 for rent and a payment for certain accounting and other administrative support services provided to EAM and ES on a transitional basis during such period.

Expenses related to restructuring

Professional fees of $1,120,000 during the second quarter and $2,462,000 for the six months ended October 31, 2010 were associated with the restructuring of the Company’s assets management business segment.  The Company’s policy was to expense those costs as incurred.

Provision for Settlement

On November 4, 2009, the Company, its former Chief Executive Officer and another former officer of the Company concluded a Settlement with the SEC as a result of an investigation regarding the execution of portfolio transactions on behalf of the Value Line Funds (see Part II, Item 1, “Legal Proceedings”).  During fiscal 2011, the SEC appointed A.B. Data, Ltd as the Administrator of the Fair Fund. In connection with its ongoing administration of the Fair Fund, A.B. Data, Ltd estimated that the remaining costs of administration would be $1,464,000 as of April 30, 2011 which the Company reflected as a liability in its Consolidated Condensed Balance Sheets.  Subsequent to the Settlement and pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, the Company’s disgorgement, interest and penalty payments to the SEC in the aggregate amount of $43,706,000 were to be placed into a Fair Fund created by the SEC. The Fair Fund will be used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement and to complete prescribed claims procedures.  The Company is required to bear all the costs associated with the Fair Fund distribution, including retaining a third party consultant appointed by the SEC to administer the Fair Fund administration and distribution. During fiscal 2012, the Company paid $984,000 of Fair Fund administration expenses resulting in a remaining accrual for expected future expenses of $480,000 which the Company has reflected as a liability on its Consolidated Condensed Balance Sheet at October 31, 2011.  The Company does not believe there will be any additional fees beyond the $480,000 reflected on its Consolidated Condensed Balance Sheets.

Income from Securities Transactions, net

During the six months ended October 31, 2011, the Company’s income from securities transactions, net, of $31,000 was $57,000 or 65% below income from securities transactions, net, of $88,000 during the six months ended October 31, 2010. Income from securities transactions, net, includes dividend and interest income of $41,000 and $92,000 earned during the six months ended October 31, 2011 and 2010, respectively.  Capital losses during the six months ended October 31, 2011, were $5,000 primarily from the sale of fixed income obligations. There were no capital gains or losses, during the six months ended October 31, 2010.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended October 31, 2011 and October 31, 2010 was 33.53% and 40.96%, respectively.  The overall effective income tax rate, as a percentage of pre-tax ordinary income for the six months ended October 31, 2011 and October 31, 2010 was 34.60% and 37.24%, respectively.  The decrease in the blended effective tax rate is a result of lower state and city taxes resulting from the EAM revenues and profits interests, credit for overpaid alternative minimum taxes, and effect of the federal domestic production activities deduction.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $9,067,000 as of October 31, 2011 and positive working capital of $1,978,000 as of October 31, 2010.  These amounts include short-term unearned revenue of $20,003,000 and $20,827,000 reflected in total current liabilities at October 31, 2011 and October 31, 2010, respectively.  The decrease in working capital for fiscal 2012 resulted primarily from the payment in November 2010 of a special $2.00 per share dividend, aggregating approximately $20 million, in lieu of the Company’s regularly scheduled $0.20 per share dividend.  Also in fiscal 2011, in connection with the Restructuring Transaction completed on December 23, 2010, the Company transferred cash and marketable securities of $7,000,000 to EAM, and paid $764,000 of restructuring related expenses.

Cash from operating activities

The Company had cash outflows from operating activities of $1,314,000 during the six months ended October 31, 2011, as compared to cash inflows from operations of $4,458,000 during the six months ended October 31, 2010.  The change in cash flows from fiscal 2011 to fiscal 2012 was primarily due to the restructuring of the investment management business that resulted in the cessation of this operating activity and the inclusion of the Company’s non-voting revenues and non-voting profits interests in EAM Trust as investing activities in fiscal 2012.  Fiscal 2011 included cash inflows from the receipt of $1,598,000 in federal income tax refunds while fiscal 2012 include payments of $367,000 of federal, state and local incomes taxes.  Fiscal 2012 also includes payments of $984,000 and $243,000 for obligations related to the SEC settlement and EAM operating lease exit costs, respectively.  Additionally, during fiscal 2012, the Company paid accrued liabilities of $487,000 for the prior year capitalized costs related to the Company’s digital strategy.

Cash from investing activities

The Company’s cash inflow from investing activities was $9,308,000 during the six months ended October 31, 2011, compared to cash outflows from investing activities of $10,185,000 for the six months ended October 31, 2010.  Cash inflows for the six months ended October 31, 2011, were higher due to the Company’s decision not to invest cash in short-term, low yielding fixed income securities in fiscal 2012, the receipt of $2,913,000 of non-voting revenues interest and non-voting profits interest distributions from EAM Trust, offset by the Company’s investment of $2,165,000 in capitalized software costs for upgrading its product capabilities.  Cash outflows in fiscal 2011 resulted from redeployment of cash into fixed income government debt securities during the first six months of fiscal year 2011.  The Company expects that investing activities will continue to provide cash from maturities of securities held-for-sale and continued receipts for the non-voting revenues and non-voting profits interests distributions from EAM Trust.

Cash from financing activities

The Company’s cash outflow from financing activities was $4,934,000 during the six months ended October 31, 2011, compared to cash outflows from financing activities of $1,996,000 for the six months ended October 31, 2010.  During fiscal 2012, cash outflows for financing activities consisted of $946,000 for the repurchase of the Company’s common stock under the board approved repurchase program.  Dividend payments of $0.20 per share aggregated $3,988,000 during fiscal 2012 as compared to $1,996,000 in fiscal 2011.  The Company expects financing activities to continue to use cash for the foreseeable future due to continued stock repurchases and dividend payments.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months.  Management does not anticipate making any borrowings in fiscal 2012.   As of October 31, 2011, retained earnings and liquid assets were approximately $32 million and $17 million, respectively.

Seasonality

Our operations are minimally seasonal in nature.  Our publishing revenues are comprised of subscriptions which are generally annual subscriptions and/or multi-year subscriptions.  Our cash flows from operating activities are somewhat seasonal in nature, primarily due to the timing of customer payments made under subscription renewals, which generally occur more frequently in our fiscal  third quarter.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases entered into in the ordinary course of business.

Critical Accounting Estimates and Policies

The Company’s Critical Accounting Estimates and Policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended April 30, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income.  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years beginning after December 15, 2011 and for interim periods within those years.  The Company plans to adopt this guidance effective May 1, 2012, and it is not expected to have a material impact on the Company’s consolidated financial statements.

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

($ in thousands)	Estimated Fair Value after Hypothetical Change in Interest Rates
Fixed Income Securities	Value	6 Months 50bp increase	6 Months 50bp decrease	1 Year 100bp increase	1 Year 100bp decrease
Investments in securities with fixed maturities as of October 31, 2011	$2,201	$2,201	$2,201	$2,201	$2,201
Investments in securities with fixed maturities as of April 30, 2011	$11,208.0	$11,199.6	$11,199.7	$11,199.5	$11,199.7

                     (bp = basis points)

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

The Company’s equity investment strategy has been to acquire equity securities across a diverse industry group.  The portfolio consists primarily of Exchange Traded Funds (“ETFs”) with a concentration on large capitalization companies with high relative dividend yields. In order to maintain liquidity in these securities, the Company’s policy has been to invest in and hold in its portfolio, no more than 5% of the approximate average daily trading volume in any one issue.

       As of October 31, 2011, the aggregate cost of the equity securities classified as available-for-sale, which consist of ETF investments in the First Trust Value Line Dividend (ticker symbol FVD), S&P Dividend (ticker symbol SDY) and Powershares Financial Preferred stock (ticker symbol PGF) and other equity securities was $1,764,000 and the market value was $1,832,000. The Company did not hold any equity securities as of October 31, 2010.

($ in thousands) Equity Securities	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of October 31, 2011	$1,832	30% increase	$2,382	1.11%
		30% decrease	$1,282	(1.11)%
As of April 30, 2011	$1,466	30% increase	$1,906	0.86%
		30% decrease	$1,026	(0.86)%

Credit Worthiness of Issuer

The Company’s fixed income investments consist primarily of U.S. Treasury Bills and FDIC insured commercial paper.

Item 4.  CONTROLS AND PROCEDURES

(a)
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

( c )       Purchases of Equity Securities by the Company
The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended October 31, 2011.   All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1- 31, 2011	22,300	$10.95	22,300	$2,707,664
September 1- 30, 2011	26,000	$11.86	26,000	$2,399,308
October 1- 31, 2011	18,500	$12.68	18,500	$2,164,693
Total	66,800	$11.78	66,800	$2,164,693

All shares represent shares repurchased pursuant to authorization of the Board of Directors.  In January 2011, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $3,200,000.  The repurchase authorization extends through January 15, 2012 unless extended by the Board of Directors.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.6	Stipulation of Settlement

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Chief Executive Officer/ Principal Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: December 9, 2011	By:	/s/Howard A. Brecher
Howard A. Brecher
Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2011	By:	/s/Stephen R. Anastasio
Stephen R. Anastasio
Vice President and Treasurer
(Principal Financial Officer)