Form 10-Q
period 2012-01-31
VALUE LINE INC
filed 2012-03-15
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2012

Common stock, $0.10 par value	9,896,381 Shares

VALUE LINE INC.
TABLE OF CONTENTS

Part I - Financial Information
   Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)
	January 31, 2012	April 30, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $11,733 and $6,158, respectively)	$12,538	$6,802
Securities available-for-sale	3,076	12,674
Accounts receivable, net of allowance for doubtful accounts of $48 and $45, respectively	713	1,599
Receivable from affiliates	-	38
Prepaid and refundable income taxes	-	59
Prepaid expenses and other current assets	984	1,028
Deferred income taxes	378	3,022
Total current assets	17,689	25,222

Long term assets:
Investment in EAM Trust	56,312	56,367
Property and equipment, net	3,907	4,084
Capitalized software and other intangible assets, net	4,931	2,130
Total long term assets	65,150	62,581

Total assets	$82,839	$87,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,222	$4,266
Accrued salaries	910	913
Dividends payable	1,484	1,995
Accrued taxes on income	211	336
Reserve for settlement expenses	301	1,464
Unearned revenue	20,800	22,442
Total current liabilities	25,928	31,416

Long term liabilities:
Unearned revenue	4,939	4,559
Deferred income taxes	19,273	18,574
Total long term liabilities	24,212	23,133
Total liabilities	50,140	54,549

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	32,022	31,644
Treasury stock, at cost (103,619 shares on January 31, 2012 and 25,119 shares on April 30, 2011)	(1,390)	(444)
Accumulated other comprehensive income, net of tax	76	63
Total shareholders’ equity	32,699	33,254

Total liabilities and shareholders’ equity	$82,839	$87,803

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2012	2011	2012	2011

Revenues:
Investment periodicals and related publications	$8,145	$8,669	$24,870	$25,853
Copyright data fees	851	954	2,636	2,596
Investment management fees & services	-	2,412	-	10,693
Total revenues	8,996	12,035	27,506	39,142

Expenses:
Advertising and promotion	622	1,366	2,731	5,443
Salaries and employee benefits	3,638	5,617	10,988	13,882
Production and distribution	1,143	1,238	3,530	3,518
Office and administration	1,770	2,283	5,278	6,970
Expenses related to restructuring	-	1,302	-	3,764
Total expenses	7,173	11,806	22,527	33,577
Income from operations	1,823	229	4,979	5,565

Gain on deconsolidation of subsidiaries	-	50,510	-	50,510
Revenues and profits interests in EAM Trust	1,456	724	4,371	724
Income from securities transactions, net	3	(40)	34	48
Income before income taxes	3,282	51,423	9,384	56,847
Income tax provision	1,438	19,986	3,549	22,006
Net income	$1,844	$31,437	$5,835	$34,841

Earnings per share, basic & fully diluted	$0.19	$3.15	$0.59	$3.49

Weighted average number of common shares	9,896,381	9,981,447	9,930,225	9,981,549

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,835	$34,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	399	439
Amortization of bond premium	-	13
Gain on deconsolidation of subsidiaries	-	(50,510)
Postemployment non-cash compensation	-	1,770
Non-voting revenues interest in EAM Trust	(4,251)	(665)
Non-voting profits interest in EAM Trust	(120)	(59)
Realized and unrealized losses on securities available-for-sale	22	59
Deferred income taxes	3,262	22,006
Changes in operating assets and liabilities:
Unearned revenue	(1,262)	(1,388)
Reserve for settlement	(1,163)	(764)
Operating lease exit obligation	(329)	-
Accounts payable & accrued expenses	(1,716)	(1,536)
Accrued salaries	(3)	(389)
Accrued taxes on income	35	161
Prepaid and refundable income taxes	59	1,598
Prepaid expenses and other current assets	44	139
Accounts receivable	886	252
Receivable from affiliates	38	1,358
Total adjustments	(4,099)	(27,516)
Net cash provided by operating activities	1,736	7,325

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Maturities and sales of fixed income securities	11,196	34,024
Purchases of fixed income securities	-	(21,314)
Purchases of equity securities	(1,598)	(790)
Cash contribution to deconsolidated subsidiary capital	-	(5,484)
Distributions received from EAM Trust	4,339	156
Acquisition of property and equipment	(31)	(98)
Expenditures for capitalized software	(2,992)	(662)
Net cash provided by investing activities	10,914	5,832

Cash flows from financing activities:
Purchase of treasury stock at cost	(946)	(57)
Dividends paid	(5,968)	(21,960)
Net cash used in financing activities	(6,914)	(22,017)
Net change in cash and cash equivalents	5,736	(8,860)
Cash and cash equivalents at beginning of year	6,802	16,435
Cash and cash equivalents at end of period	$12,538	$7,575

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Nine Months Ended January 31, 2012
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Comprehensive	Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	income/(loss)	earnings	income/(loss)	Total
Balance at April 30, 2011	10,000,000	$1,000	$991	(25,119)	$(444)		$31,644	$63	$33,254

Comprehensive income
Net income						$5,835	5,835		5,835
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes						13		13	13
Comprehensive income						$5,848
Purchase of treasury stock				(78,500)	(946)				(946)
Dividends declared							(5,457)		(5,457)
Balance as of January 31, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)		$32,022	$76	$32,699

Dividends declared per share were $0.20 for each of the three months ending July 31, 2011 and October 31, 2011 and $0.15 for the three months ending January 31, 2012.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Nine Months Ended January 31, 2011
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Comprehensive	Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	income/(loss)	earnings	income/(loss)	Total
Balance as of April 30, 2010	10,000,000	$1,000	$991	(18,400)	$(354)		$19,813	$(2)	$21,448

Comprehensive income
Net income						$34,841	34,841		34,841
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes						10		10	10
Comprehensive income						$34,851
Purchase of treasury stock				(4,298)	(57)				(57)
Dividends declared							(23,956)		(23,956)
Balance as of January 31, 2011	10,000,000	$1,000	$991	(22,698)	$(411)		$30,698	$8	$32,286

Dividends declared per share were $0.20 for each of the three months ending July 31, 2010 and January 31, 2011, and $2.00 for the three months ending October 31, 2010.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

Note 1-Organization and Summary of Significant Accounting Policies:

Value Line, Inc. was incorporated in the State of New York (“Value Line” or “VLI”, and collectively with its subsidiaries, the “Company”). The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

The Company’s primary business is producing investment related periodicals and publications and making available copyright data including certain Value Line trademarks and Value Line proprietary ranking system (the “Value Line Proprietary Ranking”) information to third parties under written agreements for use in third party managed and marketed investment products.

Prior to December 23, 2010 (the “Restructuring Date”), VLI, through its direct subsidiary EULAV Asset Management LLC (“EAM LLC”), provided investment management services to the Value Line Mutual Funds (“Value Line Funds” or the “Funds”), institutions and individual accounts, and, through EAM LLC’s subsidiary EULAV Securities, Inc. (“ESI”), provided distribution, marketing, and administrative services to the Value Line Funds. On the Restructuring Date, the Company deconsolidated the asset management and mutual fund distribution subsidiaries and exchanged its controlling interest in these subsidiaries for non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware business trust (“EAM”), the successor to EAM LLC and the sole member of EULAV Securities LLC (“ES”), the successor to ESI, (the “Restructuring Transaction”). Pursuant to the EAM Declaration of Trust dated as of the Restructuring Date (the “EAM Trust Agreement”), VLI granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking information to EAM for use in managing the Value Line Funds. Additional rights of the Company under the EAM Trust Agreement are discussed in Note 13 - Legal Proceedings and Restructuring.

The Consolidated Condensed Balance Sheet as of April 30, 2011, which has been derived from audited financial statements, and the unaudited interim Consolidated Condensed Financial Statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 filed with the SEC on July 29, 2011 (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

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

In accordance with FASB’s Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. On December 23, 2010, the Company completed the Restructuring Transaction and deconsolidated the related affiliates in accordance with FASB’s Topic 810. As part of the Restructuring Transaction, the Company received a significant non-voting revenues interest (excluding distribution revenues) and a non-voting profits interest in the new entity, EAM. The Company relied on the guidance in FASB’s ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated Condensed Statements of Income.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

Revenue Recognition:

Depending upon the product, subscription fulfillment for Value Line periodicals and publications is available in print, via internet access and CD-ROM. The length of a subscription varies by product and offer received by the subscriber. Generally, subscriptions are available as trial subscriptions, annual subscriptions and/or multi-year subscriptions. Subscription revenues are recognized ratably when the product is served to the client on a straight line basis over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long-term liabilities.

Copyright data revenues are derived from providing certain Value Line trademarks and the Value Line Proprietary Ranking information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds (“ETFs”). The Company earns asset-based copyright data fees as specified in the individual agreements. Revenue is recognized monthly over the term of the agreement and, because it is asset-based, will fluctuate as the market value of the underlying portfolio increases or decreases in value.

Prior to the Restructuring Date, the Company earned investment management fees that consisted of management fees from the Value Line Funds and from asset management clients. Investment management fees for the Funds were earned on a monthly basis as services were performed. The fees were calculated based on the average daily net assets of the Funds in accordance with each Fund’s advisory agreement (see Notes 7 and 13).

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the “1940 Act”). Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open. Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid an advisory fee. EAM had no separately managed accounts as of January 31, 2012. Assets within the separately managed accounts were held at third party custodians and were subject to the terms of the applicable advisory agreements and did not have any advance notice requirement for withdrawals.

Also, prior to the Restructuring Date, service and distribution fees were received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. These plans are compensation plans, which means that the distributor’s fees under these plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan. Expenses incurred by ESI, the distributor of the Value Line Funds prior to the Restructuring Date, included payments to securities dealers, banks, financial institutions and other organizations that provided distribution, marketing, and administrative services with respect to the Value Line Funds. Service and distribution fees are received by the distributor on a monthly basis and calculated based upon the average daily net assets of the respective Fund in accordance with each Fund’s prospectus (see Notes 7 and 13).

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

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a “non-voting revenues interest” and a “non-voting profits interest” in EAM as defined in the EAM Trust Agreement. The non-voting revenues interest entitles the Company to receive a range of 41% to 55%, based on the amount of EAM’s adjusted gross revenues, excluding ES’s distribution revenues (“Revenues Interest”). The non-voting profits interest entitles the Company to receive 50% of EAM’s profits, subject to certain limited adjustments as defined in the EAM Trust Agreement (“Profits Interest”). The Revenues Interest and at least 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line. Subsequent to the Restructuring Date, the Company’s Revenues Interest in EAM excludes participation in the service and distribution fees of EAM’s subsidiary ES. The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting subsequent to the Restructuring Transaction.  Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM’s revenues and profits.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

Valuation of Securities:

The Company’s securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in exchange traded equity funds, shares of equity securities in various publicly traded companies, government debt securities, and Federal Deposit Insurance Corporation (“FDIC”) insured commercial paper and bank certificates of deposits are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820. The securities available-for-sale reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses on securities classified as available-for-sale, net of applicable taxes, are reported as a separate component of shareholders’ equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings on trade date and are determined on the identified cost method.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation techniques used by the Company to measure fair value for Level 1 securities consisted of quoted prices in active markets for identical assets.  The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,733	$-	$-	$11,733
Securities available-for-sale	3,076	-	-	3,076
	$14,809	$-	$-	$14,809

	As of April 30, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,158	$-	$-	$6,158
Securities available-for-sale	12,674	-	-	12,674
	$18,832	$-	$-	$18,832

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2012 and April 30, 2011, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

Advertising expenses:

The Company expenses advertising costs as incurred.

Reclassification and Restatement:

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation, specifically the revenues receivable from EAM previously reported within current assets at April 30, 2011 on the Form 10-K, was reclassified from receivables from affiliates to Investment in EAM Trust on the Consolidated Condensed Balance Sheets.

In addition, the non-cash postemployment compensation issued to a former employee in connection with the Restructuring Transaction previously estimated and reported in the amount of $1,475,000, has been restated for the third quarter of fiscal 2011 to reflect the final valuation of $1,770,000, which is included in salaries and employee benefits on the Consolidated Condensed Statements of Income.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of January 31, 2012, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2012 and April 30, 2011, cash equivalents included $11,733,000 and $6,158,000, respectively, for amounts held as bank certificates of deposits and investments in money market mutual funds that invest in short term U.S. Government Securities.

Note 2-Investments:

Securities Available-for-Sale:

Investments held by the Company and its subsidiaries are classified as securities available-for-sale in accordance with FASB’s ASC 320, Investments - Debt and Equity Securities. All of the Company’s securities classified as available-for-sale were readily marketable or had a maturity of twelve months or less and were classified as current assets as of January 31, 2012 and April 30, 2011.

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks and ETFs that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.

Fixed Income Securities:

Fixed income securities consist of government debt securities issued by the United States federal government. There were no fixed income securities as of January 31, 2012.

The changes in the value of these investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded on the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of January 31, 2012 and April 30, 2011, there were unrealized gains net of deferred taxes of $76,000 and $63,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

The carrying value and fair value of securities available-for-sale at January 31, 2012 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$181	$25	$(1)	$205
ETFs	2,777	114	(20)	2,871
	$2,958	$139	$(21)	$3,076

The carrying value and fair value of securities available-for-sale at April 30, 2011 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FDIC insured commercial paper and U.S.
Treasury securities	$11,217	$4	$(13)	$11,208
Common stocks	181	9	-	190
ETFs	1,179	97	-	1,276
	$12,577	$110	$(13)	$12,674

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2012 and January 31, 2011 were $11,196,000 and $34,024,000, respectively. The average yield on the FDIC insured and government debt securities classified as available-for-sale at April  30, 2011  was 0.24%.

Income from securities transactions was comprised of the following:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
($ in thousands)	2012	2011	2012	2011
Dividend income	$19	$6	$46	$7
Interest income	2	18	16	109
Realized losses on securities available-for-
sale (1)	(17)	(64)	(22)	(64)
Other	(1)	-	(6)	(4)
Income from securities transactions, net	$3	$(40)	$34	$48

(1) These amounts were reclassified from Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheets to the Consolidated Condensed Statements of Income.

Investment in Unconsolidated Entities:

Equity Method Investment:

The Company recorded an asset, Investment in EAM Trust, on its Consolidated Condensed Balance Sheet with an initial valuation as of the Restructuring Date of $55,805,000 as a result of the deconsolidation of EAM LLC and ESI, the former asset management and mutual fund distribution subsidiaries.  In accordance with the Consolidation Topic of the FASB’s ASC, the Company recognized a pre-tax gain in net income of $50,510,000 measured as the difference between the fair value of the consideration received, including satisfaction of its postemployment compensation obligation of $1,770,000, and the carrying value of the former subsidiaries’ assets and liabilities, which was comprised of $1,180,000 of working capital (cash), transferred pursuant to the Restructuring Transaction. In addition, the Company incurred expenses of $3,764,000 associated with the Restructuring Transaction.  The value of VLI’s investment in EAM at January 31, 2012 and April 30, 2011 reflects the fair value, at the Restructuring Date, of the non-voting revenues interest and profits interest received in the Restructuring Transaction, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI on the Restructuring Date, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period from the Restructuring Date through the balance sheets dates.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

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

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements. EAM did not record any impairment losses for its assets during the fiscal years 2012 or 2011.

The overall results of EAM’s investment management operations during the nine months ended January 31, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $9,296,000, 12b-1 fees of $2,588,000 and other income of $14,000. For the same period, total investment management fee waivers were $636,000 and 12b-1 fee waivers were $1,700,000. During the nine months ended January 31, 2012, EAM’s net income was $240,000 including an estimate of $10,000 for the month of January 2012 and after giving effect to Value Line’s non-voting revenues interest of $4,251,000, but before distributions to voting profits interest holders and to the Company in respect of its non-voting profits interest. At January 31, 2012, EAM’s total assets were $57,808,000, total liabilities were $1,043,000 and total equity was $56,765,000. During the nine months ended January 31, 2012, the Company recorded revenues of $4,251,000 and profits of $120,000 from its non-voting revenues and its non-voting profits interests in EAM without incurring any directly related expenses.

Note 3: Variable Interest Entity

As discussed in Note 13 - Legal Proceedings and Restructuring, as part of the Restructuring Transaction, the Company retained a non-voting revenues interest and a 50% non-voting profits interest in EAM, which was formed to carry on the asset management and mutual fund distribution businesses formerly conducted by Value Line and its subsidiaries. EAM is considered to be a variable interest entity. The Company makes its determination for consolidation of EAM as a variable interest entity based on a qualitative assessment of the purpose and design of EAM, the terms and characteristics of the variable interests in EAM, and the risks EAM is designed to originate and pass through to holders of variable interests. Other than EAM, the Company does not have an interest in any other variable interest entities.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1) (2)	Liabilities	Maximum Exposure to Loss
At January 31, 2012	$57,808	$56,312	$-	$56,312
At April 30, 2011	$57,780	$56,367	$-	$56,367

(1)  Reported within Long Term Assets on Consolidated Condensed Balance Sheets.
(2) Revenues receivable from EAM of $514,000, previously reported within Current Assets at April 30, 2011 on the Company’s Form 10-K, filed on July 29, 2011, were reclassified and restated from Receivables from Affiliates to Investment in EAM Trust during fiscal 2012 on the Consolidated Condensed Balance Sheets.

Note 4-Supplementary Cash Flow Information:

	For the nine months Ended January 31,
($ in thousands)	2012	2011
State and local income tax payments	$(84)	$(14)
Federal income tax payments to the Parent	$(245)	$(248)
Federal income tax refunds from the Parent	$-	$1,598

On December 23, 2010, the Company completed the Restructuring Transaction which included the receipt of a non-voting revenues interest and a non-voting profits interest in EAM in exchange for VLI’s voting shares in EAM LLC and ESI. This investment, classified as Investment in EAM on the Consolidated Condensed Balance Sheets, was valued at $55,805,000 as of December 23, 2010, which included $5,484,000 of cash and $1,516,000 of FDIC insured corporate notes, contributed by VLI to EAM as part of the Restructuring Transaction. The Company satisfied its non-cash postemployment compensation obligation, valued at $1,770,000, by granting a voting profits interest to a former employee in connection with the Restructuring Transaction.

See Note 7-Related Party Transactions for amounts associated with Arnold Bernhard and Co., Inc. (“AB&Co.” or the “Parent”).

Note 5-Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the nine months ended January 31, 2012 and 2011, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $337,000 and $300,000, respectively.

Note 6-Comprehensive Income:

The FASB’s ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2012 and 2011, the Company held equities, FDIC insured corporate obligations and direct U.S. Government debt securities that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets.

For the nine months ended January 31, 2012 and 2011, comprehensive income was $5,848,000 and $34,851,000, respectively. The components of comprehensive income that are included in the Consolidated Condensed Statement of Changes in Shareholders’ Equity for the nine months ending January 31, 2012 are as follows:

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities during the period	$(1)	$-	$-	$(1)
Add: Adjustments for losses realized in net income	22	(8)	-	14
	$21	$(8)	$-	$13

The components of comprehensive income that are included in the Consolidated Condensed Statement of Changes in Shareholders’ Equity for the nine months ending January 31, 2011 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities during the period	$(48)	$-	$17	$(31)
Add: Adjustments for losses realized in net income	64	(23)	-	41
	$16	$(23)	$17	$10

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

As of the Restructuring Date, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business. Total assets in the Value Line Funds managed by EAM at January 31, 2012 were $2.1 billion, 4% below total assets of $2.2 billion in the Value Line Funds managed by EAM at January 31, 2011. Overall assets in the Value Line Funds at January 31, 2012 decreased $169 million, or 8% since April 30, 2011, as a result of market depreciation and net redemptions primarily within the equity, money market and variable annuity funds.

During the period from May 1, 2010 through December 23, 2010, investment management fees and distribution service fees (which were discontinued as of December 23, 2010) amounted to $10,584,000 including 12b-1 fees of $2,308,000, after giving effect to account fee waivers for certain of the Value Line Funds. For the same period total investment management fee waivers were $513,000 and total 12b-1 fee waivers were $1,651,000. With limited exceptions, the Company, EAM LLC and ESI had no right to recoup the previously waived amounts of investment management fees and 12b-1 fees. Any such recoupment of waived investment management fees is subject to the provisions of the applicable Value Line Mutual Funds’ prospectus. During the period from May 1, 2010 through December 1, 2010, separately managed accounts revenues were $109,000. Separately managed accounts had $24 million in assets at December 1, 2010. Of the $24 million, $20 million was affiliated with AB&Co. During the third quarter of fiscal 2011, the affiliated entities cancelled their separately managed account agreements with EAM LLC.

The non-voting revenues and 90% of the Company’s non-voting profits interests due from EAM to the Company are payable each calendar quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Condensed Balance Sheets, and not yet paid, were $489,000 and $545,000 at January 31, 2012 and April 30, 2011, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

EAM Trust - VLI’s non-voting revenues and profits interests:

Following the Restructuring Transaction, the Company no longer engages, through subsidiaries or otherwise, in the investment management or mutual fund distribution businesses.  The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  During the three and nine months ended January 31, 2012, the Company recorded non-voting revenues and non-voting profits of $1,456,000 and $4,371,000, respectively, consisting of $1,429,000 and $4,251,000, respectively, from its non-voting revenues interest in EAM and $27,000 and $120,000, respectively, from its non-voting profits interest in EAM without incurring any directly related expenses.  From December 23, 2010 through January 31, 2011, after the completion of the Restructuring Transaction, the Company recorded non-voting revenues and non-voting profits of $724,000, consisting of $665,000 from its non-voting revenues interest and $59,000 from its non-voting profits interest in EAM.  During the period from December 23, 2010 until May 28, 2011, EAM and ES occupied a portion of the premises that the Company leases from a third party.  During the fourth quarter of fiscal 2011, EAM provided notice that it was vacating the Company’s leased premises.  The Company received $44,000 for the month of May 2011 for rent and certain accounting and other administrative support services provided to EAM and ES on a transitional basis during such period.

Transactions with Parent:

During the nine months ended January 31, 2012 and 2011, the Company was reimbursed $167,000 and $275,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. At April 30, 2011, the Receivables from affiliates consisted of a receivables due from the Parent of $38,000.  There was no receivable due from the Parent at January 31, 2012.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. At January 31, 2012, the Parent owns 87.24% of the issued and outstanding shares of common stock of the Company.

Note 8-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB’s ASC.

The provision for income taxes includes the following:

	For the Three Months Ended January 31,		For the Nine months Ended January 31,
($ in thousands)	2012	2011	2012	2011
Current tax expense/(benefit):
Federal	$414	$100	$371	$248
State and local	131	-	(84)	-
	545	100	287	248
Deferred tax expense:
Federal	448	17,334	2,784	19,167
State and local	445	2,552	478	2,591
	893	19,886	3,262	21,758
Income tax provision:	$1,438	$19,986	$3,549	$22,006

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)
($ in thousands)	As of January 31, 2012	As of April 30, 2011
Federal tax benefit (liability):
Net operating loss	$-	$2,226
Unrealized gains on securities held for sale	(42)	(34)
Operating lease exit obligation	102	211
Deferred professional fees	-	109
Deferred charges	194	192
Total federal tax benefits	254	2,704

State and local tax benefit:
Net operating loss	-	268
Other	124	50
Total state and local tax benefits	124	318
Deferred tax asset, short term	$378	$3,022

($ in thousands)	As of January 31, 2012	As of April 30, 2011
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash postemployment compensation	(619)	(619)
Lease exit obligation	(102)	(108)
Depreciation and amortization	72	(364)
Other	197	-
Total federal tax liability	17,227	16,588

State and local tax liability (benefit):
Deferred gain on deconsolidation of EAM	2,135	2,132
Deferred non-cash postemployment compensation	(75)	(62)
Lease exit obligation	(12)	(25)
Depreciation and amortization	9	(45)
Deferred professional fees	(11)	(14)
Total state and local tax liability	2,046	1,986
Deferred tax liability, long-term	$19,273	$18,574

The Company’s net operating loss carryforward of approximately $6.4 million was fully utilized during the nine months ended January 31, 2012. The tax effect of temporary differences giving rise to the Company’s long-term deferred tax liability is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company’s asset management and mutual fund distribution subsidiaries, partially offset by the long-term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI’s former employee and the tax benefits related to the Company’s exit lease obligation of $914,000 all recognized in fiscal 2011.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

The overall effective income tax rates, as a percentage of pre-tax income, during the nine months ended January 31, 2012 and 2011, were 37.82% and 38.71%, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	For the Nine Months Ended January 31,
	2012	2011
U.S. statutory federal rate	35.00%	35.00%
Increase/(decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.73%	2.95%
Effect of dividends received deductions	-0.11%	-
Alternative minimum tax - net operating loss limitation	-	0.96%
Other, net	0.20%	-0.20%
Effective income tax rate	37.82%	38.71%

The Company believes that, as of January 31, 2012, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years 2009, 2010, and 2011 are subject to examination by the tax authorities, generally for three years after they were filed. The IRS and New York State tax authorities have recently concluded an examination for the years ended through April 30, 2008, which resulted in no changes that had any adverse effect on the Company’s financial statements. More recently, the IRS has concluded its examination of the Company’s federal income tax returns through the fiscal year 2010, which resulted in no changes that had any adverse effect on the Company’s financial statements.

Note 9-Business Segments:

Prior to December 23, 2010, (the Restructuring Transaction date), the Company operated two reportable business segments: (1) Publishing and (2) Investment Management. The Publishing segment, the Company’s only reportable segment subsequent to the Restructuring Transaction date, produces investment related periodical publications (retail and institutional) in both print and electronic form, and includes copyright data fees for the Value Line Proprietary Ranking information and other proprietary information. The Investment Management segment provided advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments are differentiated by the products and services they offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

Disclosure of reportable segment information for the three months ended January 31, 2011 was as follows:

($ in thousands)	Publishing	Investment Management	Consolidated Total
Revenues from external customers	$9,623	$2,412	$12,035
Intersegment revenues	3	-	3
Total revenues for reportable segments	9,626	2,412	12,038
Elimination of intersegment revenues	(3)	-	(3)
Total consolidated revenues	$9,623	$2,412	$12,035

Depreciation and amortization	$148	$2	$150

Gain from deconsolidation of subsidiaries (1)	$-	$50,510	$50,510
Income/(loss) from securities transactions	(1)	1	-
Segment profit from operations (2)	1,924	(1,695)	229
Profit/(loss) for reportable segments	$1,923	$48,816	$50,739
Revenues and profits interests in EAM Trust			724
Income from securities transactions related to corporate assets			(40)
Income before income taxes			$51,423

(1) Represents the gain of $50,510,000 from deconsolidation of the asset management and Value Line Mutual Fund Distribution subsidiaries.
(2) Included in the Investment Management business segment are expenses of $1,302,000 related to the Company’s restructure of its Investment Management business segment and non-cash postemployment  compensation expense of $1,770,000  related to the value of the Class A voting profits interest in EAM granted by VLI to a former employee of the Company who is presently the CEO of EAM.

Disclosure of reportable segment information for the nine months ended January 31, 2011 was as follows:

($ in thousands)	Publishing	Investment Management	Consolidated Total
Revenues from external customers	$28,449	$10,693	$39,142
Intersegment revenues	7	-	7
Total revenues for reportable segments	28,456	10,693	39,149
Elimination of intersegment revenues	(7)	-	(7)
Total consolidated revenues	$28,449	$10,693	$39,142

Depreciation and amortization	$425	$14	$439

Gain from deconsolidation of subsidiaries (1)	$-	$50,510	$50,510
Income/(loss) from securities transactions	(3)	6	3
Segment profit from operations (2)	6,866	(1,301)	5,565
Profit/(loss) for reportable segments	$6,863	$49,215	$56,078

Revenues and profits interests in EAM Trust			724
Income from securities transactions related to corporate assets			45
Income before income taxes			$56,847

(1) Represents the gain of $50,510,000 from deconsolidation of the asset management and Value Line Mutual Fund Distribution subsidiaries.
(2) Included in the Investment Management business segmet are expenses of $3,764,000 related to the Company’s restructure of its Investment Management business segment and non-cash postemployment  compensation expense of $1,770,000  related to the value of the Class A voting profits interest in EAM granted by VLI to a former employee of the Company who is presently the CEO of EAM.

As of January 31, 2011, additional reportable segment information was as follows:

($ in thousands)	Assets	Expenditures for Segment Assets
Publishing	$12,101	$750
Investment Management	-	10
Corporate assets	75,475	-
Consolidated total	$87,576	$760

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

Note 10 - Treasury Stock and Repurchase Program:

On January 20, 2011, the Company’s Board of Directors approved the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable up to an aggregate purchase amount of $3,200,000. The repurchase authorization extended through January 15, 2012, unless further extended or earlier terminated by the Board of Directors. The repurchase program authorized on January 20, 2011, expired on January 15, 2012 and was not renewed by the Company’s Board of Directors. The Company repurchased an aggregate of 85,219 common shares at a total cost of $ 1,036,000 under the plan approved on January 20, 2011.

Treasury stock, at cost, consists of the following:
(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2011 (1)	25,119	$444	$17.67	$3,110
Purchases effected in open market during the
quarters ended:
July 31, 2011	11,700	$158	$13.53	$2,952
October 31, 2011	66,800	$788	$11.78	$2,165
January 31, 2012	-	$-	$-	$-
Balance as of January 31, 2012	103,619	$1,390	$13.41

(1) Includes the balance of 18,400 shares with a total average cost of $354,000 that were acquired prior to the repurchase program authorized in January 2011.

Note 11-Property and Equipment:

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

Property and equipment consist of the following:
($ in thousands)	January 31, 2012	April 30, 2011

Land	$726	$726
Building and leasehold improvements	7,283	7,283
Furniture and equipment	10,938	10,907
	18,947	18,916
Accumulated depreciation and amortization	(15,040)	(14,832)
	$3,907	$4,084

Note 12-Accounting for the Costs of Computer Software Developed for Internal Use:

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

The Company capitalized $2,992,000 and $662,000 related to the development of software for internal use for the nine months ended January 31, 2012 and 2011, respectively, of which $1,876,000 related to development costs for the digital production software project and $1,116,000 related to a new fulfillment system. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately from 3 to 5 years. Amortization expense for the nine months ended January 31, 2012 and 2011 was $191,000 and $219,000, respectively.

The new fulfillment system was placed in service on December 1, 2011. The Company’s refreshed website, Single Sign On (“SSO”) and new e-commerce and website shopping cart were also placed in service during December 2011. A new institutional sales website ValueLinePro.com was launched by the Company during March 2012.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

Note 13-Legal Proceedings and Restructuring:

As more fully disclosed under the caption Legal Proceedings and Restructuring under Part I, item 3 in the Company’s Form 10-K for the fiscal year ended April 30, 2011 filed with the SEC on July 29, 2011, the Company concluded a negotiated settlement with the SEC as a result of an investigation into former brokerage practices (the “Settlement”).  To comply with the SEC order, the Company disassociated itself from the former Investment Adviser and broker-dealer operations in the previously defined Restructuring Transaction.

In connection with the Settlement, the Company, without admitting or denying the SEC charges, paid $43,706,000 to the SEC in November 2009. Subsequent to the Settlement and pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002, the Company’s disgorgement, interest and penalty payments were placed into a Fair Fund created by the SEC.  The Fair Fund will be used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement.  The Company is required to bear all costs associated with the Fair Fund distribution, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution.  During fiscal 2011, the SEC appointed A.B. Data, Ltd. as the Administrator of the Fair Fund.  A.B. Data, Ltd. has no affiliation with the Company.  In connection with its ongoing administration of the Fair Fund, A.B. Data, Ltd and the Company estimated that the costs of administration of the Fair Fund and other costs associated with the Settlement would be approximately $2,633,000, revised during fiscal 2011 from the original estimate of $4,400,000.  As of January 31, 2012, and April 30, 2011, the unpaid portion of those costs of $301,000 and $1,464,000, respectively, are reflected as a liability in the Consolidated Condensed Balance Sheets.

Upon the closing of the Restructuring Transaction the investment advisory business (including both the adviser and the distributor) was transferred to EAM, a Delaware business trust (“Adviser”).  As part of the Restructuring Transaction, the Company transferred 100% of the voting control to five individual voting profits interest holders of EAM. Each of the five individuals holding voting profits interests in EAM, none of whom is under the control of the Company or its direct or indirect majority shareholder, was granted 20% of the voting power.  As a result, the Company ceased to “control” (as that term is defined in the 1940 Act) the Adviser or the Distributor, even though the Company continues to have both a non-voting revenues interest and a non-voting profits interest in the Adviser.

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

As part of the Restructuring Transaction, EAM’s capital structure was revised so that Value Line owns only a non-voting revenues interest and a non-voting profits interest in EAM and five individuals each own 20% of the voting profits interests of the Adviser (“EAM”).  The holders of EAM’s voting profits interests elect five individual trustees and a Delaware resident trustee of EAM.  The trustees of EAM other than the Delaware trustee, manage the combined company consisting of the Adviser and the Distributor much like a board of directors.  EAM’s holders of the voting profits interests elected themselves as the five initial individual trustees of the Adviser and the Corporation Trust Company as the Delaware resident trustee. The Trustees initially delegated the authority to manage the day-to-day business of the Adviser and the Distributor to the Adviser’s senior executive, Mitchell E. Appel, who is one of the Trustees and is also a Director of the Funds, and continues to serve as principal executive of the Adviser.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

Collectively, the holders of the voting profits interests are entitled to receive 50% of the residual profits of the business, in which the share of Mr. Appel is 45% and the others each 1.25%, subject to temporary adjustments in certain circumstances.  Value Line retains a non-voting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances and has no power to vote for the election, removal or replacement of the trustees of EAM. Value Line also has a non-voting revenues interest in EAM pursuant to which it is entitled to receive a portion of the non-distribution revenues of the business ranging from 41% of non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved as determined by the directors of Value Line after reviewing a valuation report by the directors’ financial advisors) plus any additional capital contributions (Value Line or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holders of the non-voting profits interests (initially Value Line); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holders of the non-voting profits interests.

In connection with the Restructuring Transaction, Value Line (1) granted each Fund use of the name “Value Line” so long as the Adviser remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies as they exist on the date of the investment advisory agreement, provided also the Funds do not use leverage for investment purposes, short selling or other complex or unusual investment  strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide the Adviser its Proprietary Ranking information without charge on as favorable a basis as to its best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents.

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

On a short-term transitional basis, EAM and the Distributor occupied a portion of the premises that the Company leases from a third party.  The Company received rental payments from EAM and provided certain accounting and other administrative support services to EAM on a transitional basis. In accordance with the terms of the Restructuring Transaction, EAM provided notice to the Company during the fourth quarter of fiscal 2011 and vacated the Company’s leased premises before June 1, 2011.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2012
(Unaudited)

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

Following mediation, the defendants in the consolidated cases filed in 2008 and 2009 entered into a settlement agreement with the plaintiffs, which was approved by the Court on December 7, 2011. The settlement called for payment of settlement funds, from sources other than by Value Line or any of its subsidiaries, in an aggregate sum of $2.9 million for the benefit of the Company’s minority shareholders (the Company’s shareholders other than: AB&Co., all other named defendants and members of their immediate families).  That sum was paid into the settlement fund on February 6, 2012, and is inclusive of any and all costs and expenses of the plaintiffs in relation to the case, including but not limited to legal fees and other charges and court costs.

Since the settlement payment into the settlement fund was by parties other than the Company, the settlement had no material effect on the financial condition, results of operations or cash flows of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	dependence on key personnel;
●	maintaining revenue from subscriptions for the Company’s digital and print published products;
●	protection of intellectual property rights;
●	changes in market and economic conditions, including global financial issues;
●
dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management Trust, a Delaware business trust (“EAM”), which provides investment management and distribution, marketing and administrative services to the Value Line branded mutual funds;

●
fluctuations in EAM’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors, and the effect these changes may have on the valuation of EAM’s intangible assets;

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

●	terrorist attacks, cyber security attacks and natural disasters;
●
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2012; and

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

Executive Summary of the Business

Value Line is a New York-based corporation. The Company’s primary business is producing investment- related periodicals and publications and making available copyright data including certain Value Line trademarks and The Value Line Timeliness Ranking System™ (“the Ranking System”), Value Line’s Proprietary Ranking System information, to third parties under written agreements for use in third-party managed and marketed investment products. Value Line markets under well-known brands including The Value Line Investment Survey, The Value Line Research Center, and The Most Trusted Name in Investment Research. The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. Prior to December 23, 2010, the date of the completion of the Restructuring Transaction (see “Restructuring of Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line Mutual Funds (“Value Line Funds”), institutions and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.

The Company’s target audiences within the investment-related periodicals and publications field are individual investors, colleges, libraries, and investment management professionals. Individuals come to Value Line for complete research in one package. Institutional subscribers consist of corporations, financial professionals, colleges, and municipal libraries. Libraries and universities, offer the Company’s detailed research to their patrons and students. Investment management professionals use the research and historical information in their day-to-day businesses. The Company has a dedicated department that solicits institutional subscriptions. Fees for institutional subscriptions vary by the university or college enrollment, number of users, and the number of products purchased.

Depending upon the product, the Company offers three months or less, annual and/or multi-year subscriptions. Renewal orders for the retail market are solicited primarily through a series of efforts that include letters, emails, and telemarketing. New orders are generated primarily from targeted direct mail campaigns for specific products. Other sales channels used by the Company include advertising in media publications and on the Internet, cross selling via telesales efforts, and Internet promotions through third parties.

Payments received for new and renewal subscriptions and the value of receivables for amounts billed to retail and institutional customers are recorded as unearned revenue until the order is fulfilled. As the subscriptions are fulfilled, the Company recognizes revenue in equal installments over the life of the particular subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet are shown as unearned revenue within current and long-term liabilities.

Prior to December 23, 2010, the Company’s businesses consolidated into two reportable business segments. The investment-related periodicals and publications (retail and institutional) and fees from copyright data including the Proprietary Ranking System information and other proprietary information consolidate into one segment called Publishing and the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment called Investment Management. Subsequent to December 23, 2010, the date of the Restructuring Transaction, through January 31, 2012, the Publishing segment constitutes the Company’s only reportable business segment.

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

The business of EAM is managed by its Trustees and by its officers subject to the direction of the Trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.

Pursuant to the EAM Agreement, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking information to EAM without charge or expense.

Business Environment

The domestic business backdrop remains reasonably positive, with industrial and consumer activity both improving in modest increments, while the employment and housing sectors have seemingly bottomed out, and are finally joining the upturn, albeit unevenly. There are some potential headwinds in the global picture, ranging from uncertainty on the European economic front to potential crises in the always fragile Middle East. Overall, and assuming that the global situation does not break down in the months to come, our nation should manage to avoid a recession in the year ahead. In all, we expect the U.S. gross domestic product to increase by 2.0%-2.5% in 2012, and to push modestly above that range in 2013.

For the nine months ended January 31, 2012, the NASDAQ and the Dow Jones Industrial Average were down 2% and 1%, respectively. The severe downturn experienced in the September 2008 to March 2009 period and the volatility in the financial markets since then have resulted in many individual investors withdrawing money from equity investments, including equity mutual funds. This risk-averse temperament of investors continues to restrain both the Company’s revenues from its research periodicals and publications and the Company’s cash flows derived from its non-voting revenues and non-voting profits interests in EAM.

Results of Operations for the Three and Nine Months Ended January 31, 2012 and 2011.

The following table illustrates the key earnings figures:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2012	2011	Change	2012	2011	Change
Income from operations	$1,823	$229	696.1%	$4,979	$5,565	-10.5%
Revenues and profits interests from EAM	$1,456	$724	101.1%	$4,371	$724	503.7%
Income from operations plus revenues and profits interests from EAM	$3,279	$953	244.1%	$9,350	$6,289	48.7%
Operating expenses	$7,173	$11,806	-39.2%	$22,527	$33,577	-32.9%
Gain on deconsolidation of subsidiaries	$-	$50,510	-100.0%	$-	$50,510	-100.0%
Income/(loss) from securities transactions, net	$3	($40)	107.5%	$34	$48	-29.2%
Income before income taxes	$3,282	$51,423	-93.6%	$9,384	$56,847	-83.5%
Net income	$1,844	$31,437	-94.1%	$5,835	$34,841	-83.3%
Earnings per share	$0.19	$3.15	-94.0%	$0.59	$3.49	-83.1%

During the nine months ended January 31, 2012, the Company’s net income of $5,835,000, or $0.59 per share, was $29,006,000 or 83% below net income of $34,841,000, or $3.49 per share, for the nine months ended January 31, 2011. Net income of $1,844,000 for the third quarter of fiscal 2012 was $29,593,000 or 94% below net income of $31,437,000 for the third quarter of fiscal 2011. The net income of the Company during the three and nine months ended January 31, 2011 included $50,510,000 of pre-tax accounting (non-cash) gain from deconsolidation of the former Value Line subsidiaries, EAM LLC and ESI.

Income from operations of $4,979,000 for the nine months ended January 31, 2012 was $586,000 or 11% below income from operations of $5,565,000 for the nine months ended January 31, 2011. Income from operations of $1,823,000 for the third quarter of fiscal 2012 compared to income from operations of $229,000 for the third quarter of fiscal 2011. The net income and income from operations included restructuring expenses of $1,302,000 and $3,764,000 for the three and nine months ended January 31, 2011, respectively, and non-cash postemployment compensation expense of $1,770,000.

Income from operations for the nine months ended January 31, 2012, does not include the non-voting revenues and profits interests from EAM of $4,251,000 and $120,000, respectively, while income from operations for the nine months ended January 31, 2011 includes $10,693,000 of advisory management fees and service distribution fees from the former Value Line subsidiaries, EAM LLC and ESI, that performed the operations of the investment management business prior to deconsolidation of these subsidiaries on December 23, 2010. Income before income taxes, which is inclusive of the non-voting revenues and profits interests from EAM through January 31, 2012, was $9,384,000 as compared to $56,847,000 for the nine months ended January 31, 2011, which included the aforementioned gain on Restructuring Transaction of $50,510,000, non-cash postemployment compensation expense of $1,770,000, and $3,764,000 of expenses related to the Restructuring Transaction.

Revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2012	2011	Change	2012	2011	Change
Investment periodicals and related publications	$8,145	$8,669	-6.0%	$24,870	$25,853	-3.8%
Copyright data fees	851	954	-10.8%	2,636	2,596	1.5%
Publishing revenues	8,996	9,623	-6.5%	27,506	28,449	-3.3%
Investment management	-	2,412	-100.0%	-	10,693	-100.0%
Total revenues	$8,996	$12,035	-25.3%	$27,506	$39,142	-29.7%

Operating publishing revenues from investment periodicals and related publications including copyright data fees were $8,996,000 and $27,506,000 during the three and nine months ended January 31, 2012, respectively, which is 7% and 3% below the publishing revenues from the previous fiscal year, respectively. Investment management activity for the three and nine months ended January 31, 2012, is reported as non-operating revenues and profits interests as a result of the EAM Restructuring Transaction completed on December 23, 2010.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues were down $524,000, or 6%, for the three months ended January 31, 2012, as compared to the prior fiscal year period. Investment periodicals and related publications revenues were down $983,000, or 4%, for the nine months ended January 31, 2012, as compared to the prior fiscal year period. While the Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market, total product line circulation at January 31, 2012 was approximately 3% lower than the past fiscal year. Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients. Although renewal rates for the flagship product, The Value Line Investment Survey, are 78%, up from 76% for the prior fiscal year, the Company is not adding enough new subscribers to offset the subscribers that choose not to renew the Value Line products. The Company has been successful in growing revenues from digitally-delivered investment periodicals within institutional sales, with gross sales orders increasing $928,000 or 13% for the nine months ended January 31, 2012, as compared to the nine months ended January 31, 2011. This increase continues a positive growth trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers.

Within investment periodicals and related publications are subscription revenues derived from print and digital products. The following chart illustrates the year-to-year change in the revenues associated with print and digital subscriptions.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2012	2011	Change	2012	2011	Change
Print publications revenues	$5,117	$5,468	-6.4%	$15,417	$16,348	-5.7%
Digital publications revenues	3,028	3,201	-5.4%	9,453	9,505	-0.5%
Total investment periodicals and related publications revenues	$8,145	$8,669	-6.0%	$24,870	$25,853	-3.8%

Sources of Subscription Revenues

	Three Months Ended January 31,
	2012		2011
	Print	Digital	Print	Digital
New Subscribers	11.2%	26.5%	10.8%	29.3%
Renewals	88.8%	73.5%	89.2%	70.7%
Total Subscribers	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended January 31,
	2012		2011
	Print	Digital	Print	Digital
New Subscribers	11.4%	27.0%	11.0%	29.9%
Renewals	88.6%	73.0%	89.0%	70.1%
Total Subscribers	100.0%	100.0%	100.0%	100.0%

	At January 31,
($ in thousands)	2012	2011	Change
Unearned revenues (current and long term liabilities)	$25,739	$25,789	-0.2%

Print publication revenues decreased $351,000 or 6% for the three months ended January 31, 2012 and $931,000, or 6%, for the nine months ended January 31, 2012 from fiscal 2011 for the reasons described earlier. Print circulation, which has always dominated the Company’s subscription base, has fallen 6% as of January 31, 2012 as compared to print circulation at January 31, 2011.

Digital publications revenues decreased $173,000 or 5% for the three months ended January 31, 2012 and $52,000, or 1%, for the nine months ended January 31, 2012 from fiscal 2011. The digital publication revenues are broken down into institutional accounts and retail subscribers. For the three months ended January 31, 2012, earned revenues from institutional digital publications decreased $94,000 or 4% as compared to the three months ended January 31, 2011. For the nine months ended January 31, 2012, earned revenues from institutional digital publications increased $75,000 or 1% as compared to the nine months ended January 31, 2011. For the three and nine months ended January 31, 2012, digital publications revenues from retail subscribers decreased $79,000 or 7% and $127,000 or 4%, respectively, as compared to the prior fiscal year. Gross institutional sales orders of $7,841,000 for the nine months ended January 31, 2012, were $928,000 or 13% above comparable sales of $6,913,000 during the nine months ended January 31, 2011.

The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts. The decrease in digital retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products.

The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Consistent with the experience of other print publishers in many fields, the Company has found that its roster of customers has been declining as individuals migrate to various digital services.

Individual investors interested in digitally-delivered investment information have access to free equity research from many sources. For example, most retail broker-dealers with computerized trading services offer their customers free or low cost research services that compete with the Company’s services. Revenues from the Company’s current retail online services have also declined because many competing products offer more dynamic features.

The Company believes that the volatility of the equity market and the sluggish economic recovery have to some extent eroded retail investor interest in equities. The Company also believes that the negative trend in overall subscription revenue is likely to continue until new products have been developed and marketed.

The Company has established the goal of developing competitive digital products and marketing them effectively through traditional as well as internet and “social” channels. Towards that end, the Company has been modernizing legacy information technology systems. The Company is not able to predict when these efforts will result in the launch of new services or whether they will be successful in reversing the trend of declining retail publishing revenues.

During the third quarter ended January 31, 2012, the Company launched a refreshed web site that previews the delivery of the Company’s digital research products, with insight-filled news articles and commentary about covered securities, current economic conditions and expert research. The launch of the refreshed website coupled with social media options for investors allows for easy sharing and navigation through the vast array of products and research provided by the Company. Value Line has redesigned its retail investor website with a new format and easier navigation of features.

Single Sign On (“SSO”) and the new shopping cart are among the features launched with the redesigned retail website. The SSO offers tighter security and automation of customer administrative tasks, acts as a gatekeeper to the fulfillment system, and allows full automation of the renewal series and promotional offerings. SSO will also assist the Company in offering product variations expeditiously.

The Company also implemented a new fulfillment system, which became the database of record for all Value Line investment periodicals and publications as of November 30, 2011. All print subscription properties and all web-based/digital services are now managed and fulfilled by the new fulfillment system. This gives the Company the ability to centrally manage customer acquisition, fulfillment and online/digital access.

With the new fulfillment system licensed from a third party and the new shopping cart/e-commerce engine, Value Line has enhanced its level of security standards for payment card and data security.

In addition, the Company launched a new institutional sales website ValueLinePro.com. during March 2012. ValueLinePro.com provides a dedicated internet destination for investment advisers, portfolio managers, corporate professionals and professional librarians who seek to learn how Value Line’s proprietary research tools can help them research stocks, mutual funds, options, convertible securities and ETFs. The site thoroughly describes each of the Company’s customized products available to institutions and investment professionals, coordinating with the Company’s sales and marketing efforts to institutions.

Copyright data fees

The Value Line Proprietary Ranking System information, a component in the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses. The Ranking System is designed to be predictive over a six to twelve-month period. During the trailing twelve month period ended January 31, 2012, the combined Ranking System “Rank 1 & 2” stock gain of 4.2%, allowing for weekly changes in Ranks, compared favorably to the S&P 500 Index’s gain of 2%. During the six months ended January 31, 2012, the combined Ranking System “Rank 1 & 2” stock decline of -0.6% compared unfavorably to the S&P 500 Index’s increase of 2%. However, during the three months ended January 31, 2012, the combined Ranking System “Rank 1 & 2” stock increase of 6% outperformed the S&P 500 Index’s increase of 4.7%.

During the three and nine months ended January 31, 2012, copyright data fees decreased $103,000 or 11% and increased $40,000, or 2%, respectively, as compared to the prior fiscal year. As of January 31, 2012, total third party sponsored assets were attributable to four contracts for copyright data representing $3.1 billion in various products, as compared to four contracts and $3.2 billion in assets at January 31, 2011, representing a 3% decrease in assets. The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. This market has become significantly more competitive as a result of product diversification and increased use of indices by portfolio managers. There was no net change in the number of revenue-producing accounts during the nine months ended January 31, 2012, while one account was added and one lost during the first nine months of fiscal 2011.

Investment management fees and services

As of the Restructuring Date, December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and profits interests going forward, as discussed below. Total assets in the Value Line Funds managed by EAM at January 31, 2012, were $2.08 billion or 4% below total assets of $2.15 billion in the Value Line Funds managed by EAM at January 31, 2011. Overall assets in the Value Line Funds at January 31, 2012, decreased $169 million or 8% since April 30, 2011, as a result of market depreciation and net redemptions for the nine months ended January 31, 2012.

Value Line Mutual Funds

Total Net Assets

	At January 31,
($ in millions)	2012	2011	Change
Equity funds	$1,779	$1,840	-3.3%
Fixed income funds	225	211	6.6%
U.S. Government Money Market Fund	72	102	-29.4%
Total net assets	$2,076	$2,153	-3.6%

Of the thirteen funds, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”). The next table provides a breakdown of the major distribution channels for the Value Line Funds.

	At January 31,
($ in millions)	2012	2011	Change

Variable annuity assets (GIAC)	$468	$491	-4.7%
All other open end equity fund assets	1,311	1,349	-2.8%
Total equity fund net assets	$1,779	$1,840	-3.3%

During the period from May 1, 2010 through December 23, 2010, investment management fees and distribution service fees amounted to $10,584,000 including 12b-1 fees of $2,308,000, after giving effect to account fee waivers for certain of the Value Line Funds. For the same period total investment management fee waivers were $513,000 and total 12b-1 fee waivers were $1,651,000. With limited exceptions, the Company, EAM LLC and ESI had no right to recoup the previously waived amounts of investment management fees and 12b-1 fees. Any such recoupment of waived investment management fees is subject to the provisions of the applicable Value Line Funds’ prospectus. During the period from May 1, 2010 through December 1, 2010, separately managed accounts revenues were $109,000. Separately managed accounts had $24 million in assets as of December 1, 2010. Of the $24 million, $20 million was affiliated with Arnold Bernhard and Co., Inc. (“AB&Co.”). During the third quarter of fiscal 2011, the affiliated entities cancelled their separately managed account agreements with EAM LLC.

EAM - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the nine months ended January 31, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $9,296,000, 12b-1 fees of $2,588,000 and other income of $14,000. For the same period, total investment management fee waivers were $636,000 and 12b-1 fee waivers were $1,700,000. During the nine months ended January 31, 2012, EAM’s net income was $240,000 including an estimate of $10,000 for the month of January 2012 and after giving effect to Value Line’s non-voting revenues interest of $4,251,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

As of January 31, 2012 ten of the thirteen Value Line Funds have all or a portion of the 12b-1 fees being waived and three of the thirteen funds have partial investment management fee waivers in place. The Value Line U.S. Government Money Market Fund (“USGMMF”) stopped waiving 12b-1 fees effective June 16, 2011. Although, under the terms of the EAM Agreement, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

 As of January 31, 2012, three of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Guardian, Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

The Value Line fixed income Fund assets (excluding USGMMF), represent approximately 11% of total mutual fund assets under management (“AUM”) at January 31, 2012, an increase from 10% of total mutual fund assets at January 31, 2011. The USGMMF assets represent 3% of the total Fund AUM at January 31, 2012, a decrease from 5% of the total Fund AUM at January 31, 2011. Fixed income AUM increased by 7% and AUM decreased 29% in USGMMF. The main reason for the decline in USGMMF AUM was due to redemptions by the Value Line Profit Sharing Plan (“VLPSP”) liquidating its account of approximately $12 million during May 2011 that resulted from a change in the VLPSP investment options. Management fees from the USGMMF were zero with EAM having waived all fees for the Fund since the end of November 2009, and, because of the historically low interest rate environment and new regulations restricting investments, substantially subsidizing the USGMMF expenses.

At the Value Line Mutual Funds shareholder meeting held on December 15, 2011, the Convertible Fund shareholders approved the merger of the Value Line Convertible Fund into the Value Line Income and Growth Fund, effective December 16, 2011. The Value Line Convertible Fund had approximately $20 million in assets under management as of December 16, 2011 with a management fee of 62.5 bps and a 12b-1 fee of 10 bps, both net of fee waivers, while the Income and Growth fund has a 65 bps management fee and a 20 bps 12b-1 fee, net of fee waivers. Value Line, Inc.’s revenue share from EAM at 50% should increase as a result of the merger based on these assets, while EAM’s administration and accounting expenses will decline. Value Line, Inc will also share in 50% or $33,600 of the increase in profits that result from the elimination of these costs.

EAM - The Company’s non-voting revenues and profits interests

Following the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses. The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business. EAM currently has no separately managed account clients. During the three and nine months ended January 31, 2012, the Company recorded revenues of $1,456,000 and $4,371,000, respectively, consisting of $1,429,000 and $4,251,000, respectively, from its non-voting revenue interest in EAM and $27,000 and $120,000, respectively, from its non-voting profits interests in EAM without incurring any directly related expenses. From December 23 through January 31, 2011, after the Restructuring Transaction the Company recorded revenues of $724,000, consisting of $665,000 from its non-voting revenue interest in EAM and $59,000 from its non-voting profits interests in EAM.

Expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2012	2011	Change	2012	2011	Change
Advertising and promotion	$622	$1,366	-54.5%	$2,731	$5,443	-49.8%
Salaries and employee benefits	3,638	5,617	-35.2%	10,988	13,882	-20.8%
Production and distribution	1,143	1,238	-7.7%	3,530	3,518	0.3%
Office and administration	1,770	2,283	-22.5%	5,278	6,970	-24.3%
Expenses related to restructuring	-	1,302	-100.0%	-	3,764	-100.0%
Total expenses	$7,173	$11,806	-39.2%	$22,527	$33,577	-32.9%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration and provision for settlement. Operating expenses for the three and nine months ended January 31, 2012, decreased $4,633,000 or 39% and $11,050,000, or 33%, respectively, as compared to the three and nine months ended January 31, 2011, of which $1,302,000 and $3,764,000, respectively, related to the decline in expenses related to the restructuring of the Company’s investment management business and the elimination of $2,805,000 and $8,230,000, respectively, related to the deconsolidation and discontinuance of the investment management business.

Advertising and promotion

Advertising and promotion expenses during the three months ended January 31, 2012, decreased $744,000 or 55%, as compared to the prior year period, of which $257,000 related to the deconsolidation and discontinuance of the investment management business on December 23, 2010. Direct marketing within the publishing segment decreased $300,000 or 49% due to the timing of the promotional campaigns as compared to last fiscal year and $233,000 of reduced promotion costs related to the marketing for digital products for the three months ended January 31, 2012.

Advertising and promotion expenses during the nine months ended January 31, 2012, decreased $2,712,000, or 50%, as compared to the nine months ended January 31, 2011, of which $2,220,000 related to the deconsolidation and discontinuance of the investment management business, primarily promotional payments to independent broker-dealers associated with the distribution of the Value Line Funds. Within the publishing segment, direct mail costs for the nine months ended January 31, 2012, decreased $156,000 or 10% below the prior fiscal year. Advertising and promotional costs during the nine months ended January 31, 2012 include $335,000 related to strategic marketing analysis for digital products for retail and institutional customers. The prior fiscal year included $533,000 of expenses related to digital product and software promotion project. Decreases in advertising and promotional costs during the nine months ended January 31, 2012, also included a decline in public relations expense and a reduction in renewal solicitation costs.

Salaries and employee benefits

Salaries and employee benefits decreased by $1,979,000 or 35% during the three months ended January 31, 2012, as compared to the prior year period, of which $1,943,000 related to the deconsolidation and discontinuance of the investment management business including $1,770,000 of non-cash postemployment compensation expense.

Salaries and employee benefits decreased by $2,894,000 or 21% during the nine months ended January 31, 2012, as compared to the prior year period, of which $3,635,000 related to the deconsolidation and discontinuance of the investment management business, of which $1,049,000 related to direct overhead costs, $1,770,000 was a non-cash postemployment compensation expense, and $816,000 related to shared costs incurred in order to provide the proprietary Ranking System information and overhead salaries to the investment management business. Pursuant to the EAM Agreement, the Company agreed to supply the proprietary Ranking System information to EAM without charge or expense and these previously shared costs remain within the publishing segment in the current year. Salaries and employee benefits in the publishing segment increased $741,000 as a result of the aforementioned reallocation of $816,000 of previously shared overhead costs with the investment management segment. Additionally, increased expenses in information technology and fulfillment were fully offset by capitalization of the digital project development costs with additional increases in advertising and institutional sales.

Production and distribution

Production and distribution expenses during the three months ended January 31, 2012, decreased $95,000 or 8%, as compared to the prior fiscal year periods primarily due to a decrease in service mailers costs.

Production and distribution expenses during the nine months ended January 31, 2012, were $3,530,000, approximately equal to the prior fiscal year period. During the nine months ended January 31, 2012, an increase of $155,000 resulting from conversion costs related to the new fulfillment system was offset by a $152,000 decrease in the monthly data feed expenses.

Office and administration

Office and administration expenses during the three months ended January 31, 2012, decreased $513,000 or 23%, as compared to the three months ended January 31, 2011, of which $605,000 related to the deconsolidation and discontinuance of the investment management business.

Office and administration expenses during the nine months ended January 31, 2012, were $1,692,000, or 24%, below expenses for the nine months ended January 31, 2011, of which $2,375,000 related to the deconsolidation and discontinuance of the investment management business, of which $1,845,000 related to direct overhead costs and $530,000 related to previously shared costs incurred in order to provide the proprietary Ranking System information and related administrative services to the investment management business, which is provided at no cost to EAM in the current year, per the EAM Agreement. Legal fees other than those classified as restructuring during the prior year decreased $290,000 from the comparable period of the prior fiscal year. Professional fees fluctuate year to year based on the level of operations, litigation or regulatory activity requiring the use of outside professionals. During the nine months ended January 31, 2012, utilities expenses increased $85,000 due to settlement with landlord last fiscal year related to disputed billings. Space rental decreased $329,000 as a result of the classification of a portion of the lease payments as a reduction of the accrued lease exit obligation in fiscal 2012 related to EAM’s relocation. During the period from December 23, 2010 until May 28, 2011, EAM occupied a portion of the premises that the Company leases from a third party. The Company received $44,000 for the month of May, 2011 for rent and certain accounting and other administrative support services provided to EAM on a transitional basis during such period.

 Expenses related to restructuring

Professional fees of $1,302,000 during the third quarter and $3,764,000 for the nine months ended January 31, 2011, were associated with the restructuring of the Company’s assets management business segment. The Company’s policy was to expense those costs as incurred.

Income from Securities Transactions, net

During the nine months ended January 31, 2012, the Company’s income from securities transactions, net, of $34,000 was $14,000 or 29% below income from securities transactions, net, of $48,000 during the nine months ended January 31, 2011. Income from securities transactions, net, includes combined dividend and interest income of $62,000 and $116,000 earned during the nine months ended January 31, 2012 and 2011, respectively. Capital losses, net of capital gains were $22,000 and $59,000 during the nine months ended January 31, 2012 and 2011, respectively, primarily from the sale of fixed income obligations.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2012	2011	Change	2012	2011	Change
Dividend income	$19	$6	216.7%	$46	$7	557.1%
Interest income	2	18	-88.9%	16	109	-85.3%
Realized losses on securities available for sale	(17)	(64)	-73.4%	(22)	(64)	-65.6%
Other	(1)	-	n/a	(6)	(4)	50.0%

Total income from securities transactions, net	$3	($40)	-107.5%	$34	$48	-29.2%

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended January 31, 2012 and January 31, 2011 was 43.8% and 38.9%, respectively. The overall effective income tax rate, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2012 and January 31, 2011 was 37.8% and 38.7%, respectively. The decrease in the blended effective tax rate is a result of the accounting for EAM’s business tax as a reduction of pretax earnings, dividends received deduction, and effect of the federal domestic production activities deduction.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $8,239,000 as of January 31, 2012 and negative working capital of $6,365,000 as of January 31, 2011. These amounts include short-term unearned revenue of $20,800,000 and $21,611,000 reflected in total current liabilities at January 31, 2012 and January 31, 2011, respectively. Cash and short-term securities were $15,614,000 as of January 31, 2012 and $17,600,000 as of January 31, 2011. The decrease in working capital and cash and short term securities in fiscal 2012 resulted primarily from the payment of $301,000 in settlement payments for the Fair Fund. In fiscal 2011 the Company paid $764,000 and $2,785,000 in Settlement and Restructuring Transaction related expenses, respectively.

The Company’s cash and cash equivalents include $11,733,000 and $7,004,000 at January 31, 2012 and January 31, 2011, respectively, invested primarily in Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the Investment Company Act of 1940 and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $1,736,000 during the nine months ended January 31, 2012, 76% below cash inflows from operations of $7,325,000 during the nine months ended January 31, 2011. The change in cash flows from fiscal 2011 to fiscal 2012 was primarily due to the restructuring of the investment management business that resulted in the cessation of this operating activity and the inclusion of the Company’s non-voting revenues and non-voting profits interests in EAM as investing activities in fiscal 2012. Fiscal 2011 included cash inflows from the receipt of $1,598,000 in federal income tax refunds while fiscal 2012 include payments of $329,000 of federal, state and local incomes taxes. Fiscal 2012 also includes payments of $1,163,000 and $329,000 for obligations related to the SEC settlement and operating lease exit costs related to EAM’s relocation, respectively. Additionally, during fiscal 2012, the Company paid accrued liabilities of $487,000 for the prior year capitalized costs related to the Company’s digital strategy.

Cash from investing activities

The Company’s cash inflows from investing activities of $10,914,000 during the nine months ended January 31, 2012, were 87% above cash inflows from investing activities of $5,832,000 for the nine months ended January 31, 2011. Cash inflows for the nine months ended January 31, 2012, were higher due to the Company’s decision not to invest cash in short-term, low yielding, fixed income securities in fiscal 2012. During fiscal 2012, the Company received $4,338,000 from its non-voting revenues interest and non-voting profits interest distributed by EAM, offset by the Company’s investment of $2,992,000 in capitalized software costs for upgrading its digital product capabilities and overall digital strategy. The lower cash inflow in fiscal 2011 resulted from the transfer of $5,484,000 of cash to EAM and redeployment of cash into fixed income government debt securities during the first nine months of fiscal year 2011. The Company expects that investing activities will continue to provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions in EAM.

Cash from financing activities

The Company’s cash outflows from financing activities of $6,914,000 during the nine months ended January 31, 2012, were 69% below cash outflows from financing activities of $22,017,000 for the nine months ended January 31, 2011. During fiscal 2012, cash outflows for financing activities included $946,000 for the repurchase of the Company’s common stock under the board approved repurchase program that expired on January 15, 2012. Dividend payments of $0.20 per share during the first three quarters of fiscal 2012 aggregated $5,968,000 as compared to $21,960,000 in fiscal 2011, which included payment of a special $2.00 per share dividend, aggregating approximately $20 million in November 2010. The Company expects financing activities to continue to use cash for the foreseeable future due to continued dividend payments. At the Value Line Board meeting held on January 19, 2012, the Company’s Board of Directors decreased the quarterly cash dividend from $0.20 per share to $0.15 per share of common stock.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2012, retained earnings and liquid assets were approximately $32 million and $17 million, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income. ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. An entity will have the option to present these items in one continuous statement or two separate but consecutive statements. An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Portions of ASU 2011-05 were amended in December 2011.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 1, 2013. The Company does not expect the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (“ASU 2011-12”). ASU 2011-12 amends certain pending paragraphs from ASU 2011-05. This amendment allows companies to defer the effective date of the change in presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The effective date for all other amendments put forth in ASU No. 2011-05 are unaffected by this update. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company plans to adopt this guidance effective May 1, 2012, and it is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

The Company’s Consolidated Condensed Balance Sheet includes a limited amount of assets whose fair values are subject to market risks. The Company’s market risks are primarily associated with interest rates and equity price risk. The following sections address the significant market risks associated with the Company’s investment activities.

Interest Rate Risk

The Company’s strategy has historically been to acquire debt securities with low credit risk and low price risk. Despite this objective, management recognizes and accepts the possibility that losses may occur. To limit the price fluctuation in these securities from interest rate changes, the Company’s management historically invested primarily in short-term obligations maturing in less than one year. At January 31, 2012, the Company did not have investments in securities with fixed maturities and therefore does not have any interest rate risk.

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

The Company’s equity investment strategy has been to acquire equity securities across a diverse industry group. The portfolio consists primarily of Exchange Traded Funds (“ETFs”) and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields. In order to maintain liquidity in these securities, the Company’s policy has been to invest in and hold in its portfolio, no more than 5% of the approximate average daily trading volume in any one issue.

Additionally, the Company may purchase and hold non-leveraged ETFs whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of January 31, 2012 and 2011, the aggregate cost of the equity securities classified as available-for-sale, which consist of ETF investments in the First Trust Value Line Dividend (ticker symbol FVD), S&P Dividend (ticker symbol SDY) and Powershares Financial Preferred stock (ticker symbol PGF) and other equity securities was $2,958,000 and $790,000 and the market value was $3,076,000 and $814,000, respectively.

				Estimated	Hypothetical
($ in thousands)				Fair Value after	Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2012	Equity Securities	$2,316	30% increase	$3,010	1.38%
	and ETFs held for		30% decrease	$1,620	-1.38%
	dividend yield
As of January 31, 2012	Inverse ETF Holdings	$760	30% increase	$532	-0.45%
			30% decrease	$989	0.45%
As of January 31, 2012	Total	$3,076	30% increase	$3,542	0.93%
			30% decrease	$2,609	-0.93%
As of April 30, 2011	Total	$1,466	30% increase	$1,906	0.86%
			30% decrease	$1,026	-0.86%

Credit Worthiness of Issuer

The Company’s fixed income investments with a fair value of $11,208,000 at April 30, 2011 consisted primarily of U.S. Treasury Bills and FDIC insured commercial paper.

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

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)
The registrant’s Principal Executive Officer and Principal Financial Officer have determined that there have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 13 – “Legal Proceedings and Restructuring” for discussion of legal proceedings and restructuring, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 filed with the SEC on July 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the quarter ended January 31, 2012. The repurchase program authorized on January 20, 2011, expired on January 15, 2012 and was not renewed by the Company’s Board of Directors.

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

Value Line, Inc. (Registrant)

Date: March 15, 2012	By:	/s/ Howard A. Brecher
Howard A. Brecher Chief Executive Officer (Principal Executive Officer)
Date: March 15, 2012	By:	/s/ Stephen R. Anastasio
Stephen R. Anastasio Vice President and Treasurer (Principal Financial Officer)