Form 10-K
period 2012-04-30
VALUE LINE INC
filed 2012-07-27
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission file number:   0-11306

VALUE LINE, INC.
(Exact name of registrant as specified in its charter)
New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 East 42nd Street, New York, New York	10017-5891
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 907-1500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.10 par value	The NASDAQ Global Market
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates at October 31, 2011 was $15,921,991.

There were 9,896,381 shares of the registrant’s Common Stock outstanding at June 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2012 Annual Meeting of Shareholders, to be held on
September 21, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

©2012 Value Line, Inc.  All Rights Reserved.  Value Line, the Value Line logo, The Value Line Investment Survey, Timeliness and Safety are trademarks or registered trademarks of Value Line Inc. and/or its affiliates in the United States and other countries.  All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Information

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended.  Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	dependence on key personnel;
●	maintaining revenue from subscriptions for the Company’s digital and print published products;
●	protection of intellectual property rights;
●	changes in market and economic conditions, including global financial issues;
●
dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”), which serves as an investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;

●
fluctuations in EAM’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors, and the effect these changes may have on the valuation of EAM’s intangible assets;

●	competition in the fields of publishing, copyright data and investment management;
●	the impact of government regulation on the Company’s and EAM’s business;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●
the risk that, while the Company believes that the restructuring transaction that closed on December 23, 2010, achieved compliance with the requirements of the order issued by the Securities and Exchange Commission (the “SEC”) on November 4, 2009, the Company might be required to take additional steps which could adversely affect the Company’s results of operations or the Company’s financial condition;

●	terrorist attacks, cyber security attacks and natural disasters;
●
identifying and executing a suitable lease for replacement office space for the Company’s principal offices prior to expiration in May 2013 of the current, non-renewable lease at the Company’s current location;

●	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” herein; and
●	other risks and uncertainties arising from time to time.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors which may involve external factors over which we may have no control, or changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion, could also have material adverse effects on future results. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC’s rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking information contained herein.

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2012, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires.  In addition, unless the context otherwise requires, references to:

“fiscal 2012” is to the twelve month period from May 1, 2011 to April 30, 2012;

“fiscal 2011” is to the twelve month period from May 1, 2010 to April 30, 2011;

the “Adviser” or “EAM” are to EULAV Asset Management Trust, a Delaware business statutory trust;

the “Distributor” or “ES” are to EULAV Securities LLC, a Delaware limited liability company wholly owned by EAM;

“EAM LLC” is to EULAV Asset Management LLC, a Delaware limited liability company and wholly-owned former subsidiary of the Company, which prior to the Restructuring Date, was the adviser to the Value Line Funds;

“ESI” is to EULAV Securities, Inc., a New York corporation and wholly-owned subsidiary of the Company which, prior to the Restructuring Date was the distributor of the Value Line Funds;

the “EAM Declaration of Trust” is to the EAM Declaration of Trust dated December 23, 2010;

the “Restructuring Date” is to December 23, 2010, the effective date of the Restructuring Transaction;

the “Restructuring Transaction” is to the restructuring of the Company’s asset management and mutual fund distribution businesses whereby (1) ESI was restructured into ES, (2) the Company transferred 100% of its ownership interest in ES to EAM LLC, (3) EAM LLC was converted into EAM and (4) the capital structure of EAM was established so that the Company owns only non-voting revenue and non-voting profits interests of EAM, and each of five individuals owns 20% of the voting profits interests of EAM; and

the “Value Line Funds” or the “Funds” are to the Value Line’s Mutual Funds registered under the Investment Company Act of 1940 for which EAM serves (and, prior to the Restructuring Date, EAM LLC served) as investment adviser.

Part I
Item 1. BUSINESS.

Value Line is a New York corporation headquartered in New York City and formed in 1982. The Company’s primary business is producing investment periodicals and related publications and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products.  Value Line markets under well-known brands including Value Line, the Value Line Logo, The Value Line Investment Survey®, and The Most Trusted Name in Investment Research®. The name “Value Line” as used to describe the Company, its products, and its subsidiaries, and is a registered trademark of the Company. Prior to December 23, 2010, the date of the completion of  the Restructuring Transaction (see “Restructuring of Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line® Mutual Funds (“Value Line Funds”), institutions and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.

The Company is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. (“AB&Co.”).  AB&Co. is the controlling shareholder of the Company and, as of April 30, 2012, beneficially owns approximately 87.2% of the outstanding shares of the common stock of the Company. Jean B. Buttner, the Company’s former Chief Executive Officer, owns all of the outstanding voting stock of AB&Co.

Restructuring of Asset Management and Mutual Fund Distribution Businesses

As more fully discussed in the Company’s Form 10-K for the fiscal year ended April 30, 2011 filed with the SEC on July 29, 2011,  (the “2011 Form 10-K”), the Company completed the restructuring of its asset management and mutual fund distribution businesses (the “Restructuring Transaction”) on December 23, 2010 (the “Restructuring Date”) and executed the EAM Declaration of Trust (the “EAM Declaration of Trust”).  As part of the Restructuring  Transaction: (1) EULAV Securities, Inc. (“ESI”), a New York corporation and wholly-owned subsidiary of the Company that acted as the distributor of the Value Line Funds was restructured into EULAV Securities LLC (“ES”), a Delaware limited liability company; (2) the Company transferred 100% of its interest in ES to EULAV Asset Management LLC (“EAM LLC”), a wholly-owned subsidiary of the Company that acted as the investment adviser to the Value Line Funds and certain separate accounts; (3) EAM LLC was converted into EAM; and (4) EAM admitted five individuals (the “Voting Profits Interest Holders”), as the initial holders of voting profits interests in EAM, with each of such individuals owning 20% of the voting profits interests of EAM, and (5) pursuant to the EAM Declaration of Trust, the Company received an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM.  The Voting Profits Interest Holders, who were selected by the independent directors of the Company, paid no consideration in exchange for their interests in EAM.  The Company recorded non-cash post-employment compensation expense during fiscal 2011 for the value of the voting profits interest granted to a former employee of the Company who was one of the initial Voting Profits Interest Holders.

The business of EAM is managed by five individual trustees and a Delaware resident trustee (collectively, the “Trustees”) and by its officers subject to the direction of the Trustees.  The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  EAM has elected to be taxed as a pass-through entity similar to a partnership.   The EAM Declaration of Trust also provides for distribution of proceeds in the event of a full or partial sale of EAM in accordance with capital accounts and then in accordance with a sharing formula set forth in the EAM Declaration of Trust.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking System information to EAM without charge or expense.

In connection with the Restructuring Transaction, each Value Line Fund’s prior investment advisory agreements with EAM LLC was terminated, and each of the Funds entered into a new investment advisory agreement with EAM.  The services provided by EAM under each new agreement and the rates at which fees are paid by each Fund under its new agreement are the same as under that Value Line Fund’s prior advisory agreement, with the other terms of each new agreement substantially identical to those of the prior agreement with such Fund.

The Restructuring Transaction enabled the Company and Jean B. Buttner, the Company’s former Chief Executive Officer and indirect controlling shareholder, to comply with an order issued by the SEC on November 4, 2009 that, among other things required Mrs. Jean B. Buttner to disassociate from the Company’s regulated entities.  See Item 3, “Legal Proceedings” below.

A.  Investment Related Periodicals & Publications

       The investment periodicals and related publications offered by Value Line Publishing LLC (“VLP”), a wholly-owned entity of the Company, cover a broad spectrum of investments including stocks, mutual funds, options and convertible securities.  The Company’s periodicals and related publications and services are of interest to individual and professional investors, as well as to institutions including municipal and university libraries and investment firms.

       The services generally fall into four categories:

●	Comprehensive reference periodical publications
●	Targeted, niche periodical newsletters
●	Investment analysis software
●	Current and historical financial databases

       The comprehensive services (The Value Line Investment Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line 600, and The Value Line Fund Advisor Plus) provide both statistical and text coverage of a large number of investment securities, with an emphasis placed on Value Line’s proprietary research, analysis and statistical ranks.  The Value Line Investment Survey is the Company’s premier service, published each week and covering approximately 1,700 stocks.

       The niche newsletters (The Value Line Special Situations Service®, The Value Line Fund Advisor, The Value Line Convertibles Survey and The Value Line Options Survey) provide information on a less comprehensive basis for securities that the Company believes will be of interest to subscribers.  Some, although not all of these services make use of Value Line’s proprietary statistical ranks.  Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections trended toward an investor’s specialized investment style.  The new Value Line Dividend Select, launched in June 2011, initiates Value Line’s targeted coverage of high dividend yielding stocks.

       Value Line offers online versions of most of its products at the Company’s website, www.valueline.com.  Subscribers to the print versions have in some cases received free access to the corresponding online versions, although online subscribers do not receive a free print edition.  The Company is transitioning to a model of separate digital and print products in the retail area.  The most comprehensive of the Company’s online efforts is The Value Line Research Center, which allows subscribers to access most of the Company’s publications at a packaged price via the Internet.

       Investment analysis software (The Value Line Investment Analyzer and The Value Line Mutual Fund Survey for Windows®) includes data sorting and filtering tools.  In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, Convertibles and Mutual Funds) via CD-ROM or online.

The print and digital services include, but are not limited to the following:

The Value Line Investment Survey

The Value Line Investment Survey is an investment periodical research product providing both timely articles on economic, financial and investment matters and analysis and ranks for equity securities.  Ranks indicate projected relative performance based primarily on computer-generated statistics of financial results and stock price performance.  Two of the evaluations for covered equity securities are “Timeliness™” and “Safety™.”  “Timeliness” Ranks relate to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 stocks covered.  Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers.  “Safety” Ranks are a measure of risk and are based on the issuer’s relative financial strength and its stock’s price stability.  “Safety” ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest.  VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant.  The Value Line Investment Survey is comprised of three parts: The “Summary & Index” provides updated Timeliness and Safety Ranks, selected financial data, and “screens” of key financial measures; the “Ratings and Reports” section contains updated reports on about 140 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four model portfolios selected by analysts covering a range of investment approaches.

The Value Line Investment Survey - Small and Mid-Cap

The Value Line Investment Survey - Small and Mid-Cap is an investment research product introduced in 1995 that provides short descriptions of and extensive data for approximately 1,800 small and medium-capitalization stocks, many listed on The NASDAQ Stock Market, beyond the approximately 1,700 equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey.  Like The Value Line Investment Survey, the Small and Mid-Cap has its own “Summary & Index” providing updated performance ranks and other data, as well as “screens” of key financial measures.  The “Ratings and Reports” section, providing updated reports on about 140 equity securities each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey.  A combined Index, published quarterly, allows subscribers to easily locate a specific equity security among the approximately 3,500 equity securities covered by both The Value Line Investment Survey and Small and Mid Cap.  One unique feature of the Small and Mid-Cap is The Performance Ranking System, which incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,800 equity securities in the Small and Mid-Cap Survey.  The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to 12 months.  The principal differences between the Small and Mid-Cap Survey and The Value Line Investment Survey are that the Small and Mid-Cap Survey does not include Value Line’s Timeliness Ranks, financial forecasts, analyst comments, or a Selection & Opinion section.  These modifications allow VLP to offer this service at a lower price.

The Value Line Fund Advisor

The Value Line Mutual Fund Ranking System was introduced in 1993.  It is the system utilized in the Fund Advisor product, a 48-page newsletter featuring load, no-load, and low-load open-end mutual funds. This product was originally introduced as The Value Line No-Load Fund Advisor in 1994 and augmented in 2009. Each issue offers strategies for maximizing total return, and model portfolios for a range of investor profiles.  It also includes information about retirement planning, industry news, and specific fund reviews.  A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of more than 12,000 mutual funds, including screening tools and full-page printable reports on each fund. Fund Advisor Plus subscribers have access to the entire population of up to 20,000 funds.

The Value Line Special Situations Service

The Value Line Special Situations Service’s core focus is on smaller companies whose equity securities are perceived by Value Line’s analysts as having exceptional appreciation potential.  This product was introduced in 1951.  A second portfolio of stocks for more conservative investors seeking small company exposure was added in 2009.

The Value Line Options Survey

The Value Line Options Survey is an online only service that evaluates and ranks approximately 200,000 U.S. equity and equity index options. Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only offered as an online subscription due to the volatility in pricing of options.

The Value Line Convertibles Survey

Introduced in 1972, this service evaluates and ranks over 600 convertible securities (bonds and preferred stocks) for future market performance.  In fiscal 2010, The Value Line Convertibles Survey became an online only product. By moving to online only delivery, all of the product’s subscribers benefit from an enhanced website that includes daily price updates, individual analysis of each security with a printable fact sheet, and a weekly email newsletter alerting subscribers to recent rank changes.

Value Line Select

Value Line Select, a monthly report, was first published in 1998.  It focuses each month on a single company that senior Value Line analysts have selected from a group of high-quality companies whose stocks are viewed as having superior total return potential.  Recommendations are backed by in-depth research and are subject to ongoing monitoring by senior research personnel.

Value Line Dividend Select

Value Line Dividend Select, a monthly report, was introduced in June 2011.  This product focuses on companies with dividend yields greater than the average of all stocks covered by Value Line, with a preference for companies that have consistently increased their dividends above the rate of inflation over the longer term and, based on Value Line analysis, have the financial strength both to support and increase dividend payments in the future.  Value Line Dividend Select is available online and in print.

The Value Line 600

The Value Line 600 is a monthly publication, which contains full-page reports on approximately 600 equity securities.  Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks.  Since it was introduced in fiscal 1996, it has been well received by investors who want the same type of analysis provided in The Value Line Investment Survey, but who do not want or need coverage of the approximately 1,700 companies covered by that product.  Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics.

Value Line Investment Analyzer

Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing over 350 data fields for various industries and indices and for the approximately 1,700 stocks covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply more than 60 charting and graphing variables for comparative research.  In addition to containing digital replicas of the entire Value Line Investment Survey, the Value Line Investment Analyzer includes 20-minute delayed data updates through its integration with the Value Line databases via the Internet.  The software also includes a portfolio module that lets users create and track their own stock portfolios in depth with up to five years of historical financial data for scrutinizing performance, risk, yield and return.  Value Line Investment Analyzer Professional is a more comprehensive product which covers over 6,000 stocks and allows subscribers to create standardized and customized screens.

The Value Line Mutual Fund Survey for Windows®

Value Line Mutual Fund Survey for Windows is a monthly CD-ROM or Internet product with weekly Internet updates.  The program features powerful sorting and filtering analysis tools.  It includes features such as style attribution analysis, a portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets.

Value Line DataFile Products

For our institutional customers, Value Line offers both current and historical data for equities, mutual funds, exchange traded funds (“ ETFs”), and convertibles.  All Value Line DataFile products are offered in Microsoft Access and ASCII formats via FTP.  Below is a listing of the DataFile products:

Fundamental DataFile I and II

Value Line’s Fundamental DataFile I contains fundamental data (both current and historical) on approximately 6,400 publicly traded companies that follow U.S. generally accepted accounting principles (“GAAP”). This data product provides annual data from 1955, quarterly data from 1963, and full quarterly data as reported to the SEC from 1985.  Value Line also offers historical data on over 9,500 companies that no longer exist in nearly 100 industries via our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database.  DataFile is sold primarily to the institutional and academic markets.  Value Line also offers a scaled down DataFile product, Fundamental DataFile II, which includes a limited set of historical fundamental data.

Estimates and Projections DataFile

This DataFile offering contains the proprietary estimates from Value Line analysts on approximately 1,700 companies. Data includes earnings, sales, cash flow, book value, margin, and other popular fields.  Projections are for the future one year, three year and five year periods.

Mutual Fund DataFile

The Value Line Mutual Fund DataFile, covers more than 20,000 mutual funds with up to 20 years of historical data with more than 200 data fields.  The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other popular mutual fund data fields. This file is available for download from the Internet on a monthly basis.

ETF DataFile

Introduced in spring of 2010, this new product is an extensive database containing the complete listing of every U.S.-listed ETF and every component and component weight since inception for every ETF on a daily basis.  This includes all rebalancing, cash components, excluded assets, and distributions adjusted automatically on a daily basis. The data also includes the total return of the ETF and the total return of the corresponding underlying index on a daily basis. ETFs are added to the database and corresponding data made available usually by the first day of trading.

Convertible DataFile

This database is one of the largest sources of information available on convertible securities. Value Line offers data elements on our universe of more than 600 convertible bonds, preferred stocks, and warrants, with our top 150 fundamental and proprietary data items on each security.

Value Line Research Center

The Value Line Research Center provides on-line access to select Company investment research products covering stocks, mutual funds, options and convertible securities as well as special situation stocks.  This service includes full online subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line Convertibles Survey and The Value Line Special Situations Service.  Users can screen more than 250 data fields, create graphs using 25 different variables, and access up to five years of technical history.  The Value Line Research Center has the ability to track model portfolios, (standard, small and mid-cap) as well as providing ranks and news.

B.  Copyright Data Fees Programs

The Company has copyright data, which include certain Proprietary Ranking System information and other proprietary information used in third party products, such as unit investment trusts, variable annuities, managed accounts and exchange traded funds, which it distributes under copyright data agreements.  The sponsors of these products act as wholesalers and distribute the products by syndicating them through an extensive network of national and regional brokerage firms.  These broad marketing networks are assembled and re-assembled each time that a product is introduced into the retail marketplace by a product sponsor.   The sponsors of these various products will typically receive copyright data for one or more proprietary ranking systems, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios.  The sponsors are also given permission to associate Value Line’s trademarks with the products.  Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data.  Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

Value Line’s primary copyright data products have been structured as unit investment trusts, ETFs, annuity products and other types of managed products, all of which have in common some degree of reliance on the Value Line Ranks for their portfolio creation. These products are offered and distributed by our sponsors.  The current primary sponsors include: First Trust Advisors, Jackson National Life Insurance and Advisors Asset Management, Inc.  Examples of Value Line’s Copyright Data methodology can be found in the following three Value Line indexed ETFs now listed on the New York Stock Exchange:

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

Total assets managed by third parties participating in the copyright data programs were approximately $3.4 billion as of April 30, 2012, through four clients.

C.  Investment Management Services

Until December 23, 2010, the Company, through its wholly-owned subsidiary EAM LLC, was the investment adviser for the Value Line Funds.  Since December 23, 2010, EAM has acted as the Adviser to the Value Line Funds.  Of the thirteen Value Line Funds, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”). All thirteen of the Value Line Funds are managed by portfolio managers employed by EAM.

Until December 23, 2010, the Company through its wholly-owned subsidiary ESI, was the distributor for the Value Line Funds.  Since December 23, 2010, ES has acted as the Distributor for the Value Line Funds.  State Street Bank, an unaffiliated entity, is the custodian of the assets of the Value Line Funds and provides them with fund accounting and administrative services.  Shareholder services for the Value Line Funds are provided by Boston Financial Data Services, an affiliate of State Street Bank.

During fiscal 2012, the investment management business benefited from improved equity market conditions.  The Value Line Funds generally invest with a growth stock bias in their equity holdings.  As a result, during fiscal 2012, most of the Value Line Funds that invest in equity securities outperformed the market and their peers.

As of the Restructuring Date, the Company deconsolidated its asset management and mutual fund distribution businesses and its interests in these businesses were restructured as non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed by EAM at April 30, 2012, were $2.1 billion, 6% below total assets of $2.2 billion in the Value Line Funds managed by EAM at April 30, 2011, as a result of net redemptions from the equity and fixed income funds.  During fiscal 2012, the Value Line Convertible Fund, Inc. was merged into the Value Line Income and Growth Fund, Inc.  As a result, the number of Value Line Funds managed by EAM was reduced from 14 at the end of fiscal 2011 to 13 at the end of fiscal 2012.  Subsequent to fiscal 2012 year-end, the New York Tax Exempt Trust merged into the Value Line Tax Exempt Fund.

Total net assets of the Value Line Funds at April 30, 2012, were:

($ in thousands)

Value Line Premier Growth Fund, Inc.	$343,985
Value Line Strategic Asset Management Trust	342,970
Value Line Income and Growth Fund, Inc.	309,807
Value Line Emerging Opportunities Fund, Inc.	291,353
Value Line Larger Companies Fund, Inc.	194,396
Value Line Centurion Fund, Inc.	141,506
Value Line Fund, Inc.	124,874
Value Line Tax Exempt Fund, Inc.	89,372
Value Line U.S. Government Securities Fund, Inc.	80,403
Value Line Asset Allocation Fund, Inc.	79,582
Value Line U.S. Government Money Market Fund, Inc.	67,682
Value Line Aggressive Income Trust	31,752
Value Line New York Tax Exempt Trust*	15,527
$2,113,209

* The Value Line New York Tax Exempt Trust was merged into the Value Line Tax Exempt Fund, Inc. on May 18, 2012.

Investment management fees and distribution service fees (which we refer to as “12b-1fees”) vary among the Value Line Funds and may be subject to certain limitations.  Investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line Performance Ranking System in selecting securities for purchase or sale.  The Ranking System compares an estimate of the probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 stocks under review and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets.  Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com.  Each mutual fund may use “Value Line” in its name only to the extent permitted by the terms of the EAM Declaration of Trust.

D.  Wholly-Owned Operating Subsidiaries

Wholly-owned operating subsidiaries of the Company as of April 30, 2012 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyright data.

2.	Vanderbilt Advertising Agency places advertising on behalf of the Company’s publications.

3.	Compupower (“CPWR”) provides subscription fulfillment services and subscriber relations services for VLP’s publications.

4.
Value Line Distribution Center (“VLDC”) primarily handles all of the mailings of the publications to VLP’s subscribers.  Additionally, VLDC provides office space for CPWR’s subscriber relations and data processing departments, and provides a disaster recovery site for the New York operations.

E.  Trademarks

The Company holds trademark and service mark registrations for various names and logos in multiple countries. Value Line believes that these trademarks and service marks provide significant value to the Company and are an important factor in the marketing of its products and services, as well as in the marketing of the Value Line Funds, now managed by EAM.  All of the Company’s trademarks and service marks are valid as long as they are in use and their registrations are properly maintained. The Company is utilizing all of its material trademarks and service marks and properly maintaining all registrations.

F.  Investments

As of April 30, 2012, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $3,881,000 including equity securities classified as available-for-sale, which consist primarily of investments in the ETFs, select common stock holdings of blue chips companies with a concentration on large capitalization companies with high relative dividend yields and non-leveraged ETFs whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.  The Company did not hold any fixed income securities at April 30, 2012.

G.  Employees

At April 30, 2012, the Company and its subsidiaries employed 178 people.

The Company and its affiliates, officers, directors and employees may from time to time own securities which are also held in the portfolios of the Value Line Funds or recommended in the Company’s publications.  Value Line analysts are not permitted to own securities of the companies they cover.  The Company has adopted rules requiring reports of securities transactions by employees for their respective accounts.  The Company has also established policies restricting trading in securities whose ranks are about to change in order to avoid possible conflicts of interest.

H.  Principal Business Segments

The information with respect to revenues from external customers and profit and loss of the Company’s identifiable principal business segments is incorporated herein by reference to Note 10 of the Notes to the Company’s Consolidated Financial Statements included in this Form 10-K.

Prior to December 23, 2010, the Company’s businesses consolidated into two reportable business segments.  The investment periodicals and related publications (retail and institutional) and fees from copyright data, including the Proprietary Ranking System information and other proprietary information, consolidated into one segment called Publishing, and the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment called Investment Management.  Subsequent to December 23, 2010, the effective date of the Restructuring Transaction, the Publishing segment constitutes the Company’s only reportable business segment.  Accordingly, the Investment Management segment information reported below reflects activity only through the date of the Restructuring Transaction.

The Company’s assets identifiable to each of its principal business segments at the end of each of the past three fiscal years were as follows:

	As of April 30,
($ in thousands)	2012	2011	2010

Publishing:
Investment Periodicals, Related Publications and Copyright Data	$16,288	$11,827	$12,734
Investment Management (1)	-	-	9,397

Corporate Assets (2)	68,081	75,976	37,854
Total	$84,369	$87,803	$59,985

(1)
Although, through its non-voting revenues and non-voting profits interests in EAM, the Company retains a substantial interest in the cash flows of the investment management business subsequent to the completion of the Restructuring Transaction on December 23, 2010, this business is no longer considered a reportable business segment.

(2)
Corporate assets at April 30, 2012 and 2011, include Value Line’s non-voting interest in revenues and non-voting interest in profits in EAM valued under the equity method of accounting at $56,331,000 and $56,367,000, respectively, which include distributions received from EAM subsequent to the fiscal years ended April 30, 2012 and 2011, of $497,000 and $514,000, respectively.

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

J.  Executive Officers of the Registrant

The following table lists the names, ages (at June 29, 2012), and principal occupations and employment during the past five years of the Company’s Executive Officers.  All officers are elected to terms of office for one year.  Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	58
Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of  EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co.  Mr. Brecher has been an officer of the Company for more than 19 years.

Stephen R. Anastasio	53
Vice President since December 2010; Director since February 2010; Treasurer since 2005; Treasurer of each of the Value Line Funds from September 2005 to August 2008. Mr. Anastasio has been an officer of the Company for more than 9 years.

WEB SITE ACCESS TO SEC REPORTS

The Company’s Internet site address is www.valueline.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are made available on the “Corporate Filings” page under the “About Value Line” tab of the Company’s website free of charge as soon as reasonably practicable after the reports are filed electronically with the SEC.  All of the Company’s SEC reports are also available on the SEC Internet site, www.sec.gov.

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
         The Company derives a significant portion of its cash flow from its non-voting revenues and non-voting profits interests in EAM.  A decrease in the revenue generated by EAM’s investment management business, whether resulting from performance, competitive, regulatory or other reasons, would reduce the amount of cash flow received by the Company from EAM, which reduction could adversely affect the Company’s cash flow and financial condition.

EAM’s assets under management, which impact EAM’s revenue, and consequently the amount of the cash flow that the Company receives from EAM, are subject to fluctuations based on market conditions and individual fund performance.
Financial market declines and/or adverse changes in interest rates would generally negatively impact the level of EAM’s assets under management and consequently its revenue and net income.  Major sources of investment management revenue for EAM (i.e., investment management and service and distribution fees) are calculated as percentages of assets under management.  A decline in securities prices or in the sale of investment products or an increase in fund redemptions would reduce fee income.  A prolonged recession or other economic or political events could also adversely impact EAM’s revenue if it led to decreased demand for products, a higher redemption rate, or a decline in securities prices.  Good performance of managed assets relative to both competing products and benchmark indices generally assists in both retention and growth of assets, and may result in additional revenues.  Conversely, poor performance of managed assets relative to competing products or benchmark indices tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to EAM.  Poor performance could, therefore reduce the amount of cash flow that the Company receives from EAM, which reduction could adversely affect the Company’s financial condition.

EAM derives all of its investment management fees from the Value Line Funds.
EAM is dependent upon management contracts and service and distribution contracts with the Value Line Funds under which these fees are paid.  As required by the Investment Company Act of 1940 (the “1940 Act”), the Trustees/Directors of the Funds, all of whom are all independent of the Company and of EAM, have the right to terminate such contracts.  If any of these contracts are terminated, not renewed, or amended to reduce fees, EAM’s financial results, and consequently, the amount of cash flow received by the Company from EAM, and the Company’s financial condition, may be adversely affected.

If the Company does not maintain its subscriber base, its operating results could suffer.
A substantial portion of the Company’s revenue is generated from print and digital subscriptions, which are paid in advance by subscribers.  Unearned revenues are accounted for on the Consolidated Balance Sheet of the Company within current and long term liabilities.  The backlog of orders is primarily generated through renewals and new subscription marketing efforts as the Company deems appropriate.  Future results will depend on the renewal of existing subscribers and obtaining new subscriptions for the investment periodicals and related publications.  The availability of competitive information on the Internet at low or no cost has had and may continue have a negative impact on the demand for VLP’s products.

The Company believes that the negative trend in overall subscription revenue experienced in recent years is likely to continue if the Company’s historic dependence on the retail market continues.
In recent years, the Company has experienced a negative trend in overall subscription revenue.  The Company believes that this trend is likely to continue until initiatives to increase business in the professional investor market segment result in greater revenues, which is not assured.  New products are being developed for this segment, and sales efforts have increased.  The Company has established the goal of developing competitive digital products and marketing them effectively through traditional and digital channels to retail and institutional customers.  Towards that end, Company staff is developing marketing strategies and modernizing legacy information technology systems.  However, the Company is not able to predict when these efforts will result in the launch of new products or whether they will be successful in reversing the trend of declining subscription revenues, nor can the Company predict whether its initiatives to increase business in the professional investor market segment will be successful.

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
The Company’s trademarks and tradenames are important assets to the Company.  Although its trademarks are registered in the United States and in certain foreign countries, the Company may not always be successful in asserting global trademark or tradename protection. In the event that other parties infringe on its intellectual property rights and it is  not successful in defending its intellectual property rights, the result may be a dilution in the value of the Company’s brands in the marketplace. If the value of the Company’s brands becomes diluted, such developments could adversely affect the value that its customers associate with its brands, and thereby negatively impact its sales. Any infringement of our intellectual property rights would also likely result in a commitment of Company resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our intellectual property rights and we may not be able successfully to resolve such claims.  All of the Company’s trademarks and service marks are valid as long as they are in use and their registrations are properly maintained. The Company is utilizing all of its material trademarks and service marks and properly maintaining registrations for them.

Adverse changes in market and economic conditions could lower demand for the Company’s and EAM’s products and services.
The Company provides its products and services to individual investors, financial advisors, and institutional clients. Adverse conditions in the financial and securities markets may have an impact on the Company’s subscription  revenues, securities income, and copyright data fees which could adversely affect the Company’s results of operations and financial condition.  Adverse conditions in the financial and securities markets could also have an adverse effect on EAM’s investment management revenues and reduce the amount of cash flow that the Company receives from EAM, which reduction could adversely affect the Company’s financial condition.

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
A terrorist attack, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on the New York City area, the local economy, the United States economy, the global economy, and U.S. and/or global financial markets, and could also have a material adverse effect on the Company’s business and on the investment management business conducted by EAM.

Our controlling stockholder exercises voting control over the Company and has the ability to elect or remove from office all of our directors.
As of April 30, 2012, AB&Co. beneficially owned approximately 87.2% of the outstanding shares of the Company’s voting stock.  AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

We are not subject to most of the listing standards that normally apply to companies whose shares are quoted on NASDAQ.
Our shares of common stock are quoted on the NASDAQ Global Market (“NASDAQ”).  Under the NASDAQ listing standards, we are deemed to be a “controlled company” by virtue of the fact that AB&Co. has voting power with respect to more than 50% of our outstanding shares of voting stock.  A controlled company is not required to have a majority of its board of directors comprised of independent directors.  Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nomination committee comprised solely of independent directors, nor do the NASDAQ listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process.  A controlled company is also exempt from NASDAQ’s requirements regarding the determination of officer compensation by a majority of the independent directors or a compensation committee comprised solely of independent directors.  Although we currently comply with certain of the NASDAQ listing standards that do not apply to controlled companies, our compliance is voluntary, and there can be no assurance that we will continue to comply with these standards in the future.

We are subject to cyber security risks and may incur costs in connection with our efforts to enhance and ensure security from cyber security attacks.
Substantial aspects of our business depend on the secure operation of our computer systems and e-commerce websites. Security breaches could expose us to a risk of loss or misuse of sensitive information, including our own proprietary information and that of our customers and employees.  While we devote substantial resources to maintaining adequate levels of cyber security, our resources and technical sophistication may not be adequate to prevent all of the rapidly evolving types of cyber attacks. Actual or anticipated attacks and risks may cause us to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences.

Many of our customers use credit cards to pay for their subscriptions. While we believe that our payment card systems are secure and compliant with payment card industry standards, advances in computer capabilities and in the sophistication of cybercriminals may allow the technology we rely upon to protect payment card data to be compromised, exposing us to claims in the future.  In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to accept payment cards, which could cause material damage to our business.

Changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.
New accounting pronouncements or tax rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. A change in accounting pronouncements or interpretations or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Changes to existing rules and pronouncements, future changes, if any, or the questioning of current practices or interpretations may adversely affect our reported financial results or the way we conduct our business.

The lease for our principal offices expires in May 2013.
The Company’s lease for our principal executive and publishing offices, located in New York City, expires in May 2013, and the lease does not contain a renewal provision.  The Company is seeking suitable replacement office space on acceptable terms.  The Company recognizes it may incur certain costs in connection with the relocation of its New York City offices.  Based on current staff levels and technology enhancements, the Company intends to lease a smaller amount of office space than is provided under its current lease.  However, if the Company is not able to lease new office space on economically attractive terms, it may in the future incur increased occupancy costs, at least on an interim basis.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None, to the knowledge of the Company.

Item 2. PROPERTIES.

The Company leases approximately 64,000 square feet of office space at 220 East 42nd Street in New York, NY.  The lease expires May 2013 and does not contain a renewal provision. In connection with the Restructuring Transaction the Investment Management division vacated the New York premises.  As a result, approximately one-fifth of the available space in the New York facility is presently not utilized.  The Company intends to lease a smaller amount of office space than is provided under its current lease and is seeking suitable replacement office space on acceptable terms.  In addition to the New York office space, the Company owns a warehouse facility with approximately 85,000 square feet in New Jersey.  The facility primarily serves the distribution operations of VLDC for the various Company publications and the fulfillment operations of CPWR for the publications and serves as a disaster recovery site for the Company.  The Company believes the capacity of these facilities is sufficient to meet the Company’s current requirements.

Item 3. LEGAL PROCEEDINGS.

In November 2009, the Company concluded a negotiated settlement with the SEC as a result of an investigation into former brokerage practices (the “Settlement”).  To comply with the SEC order, the Company during fiscal 2011 disassociated itself from the former Investment Adviser and broker-dealer operations in the previously defined Restructuring Transaction.

As required by the Settlement, the Company paid $43,706,000 to the SEC in November 2009. This payment was used by the SEC to create a “Fair Fund” pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002.  The Fair Fund is being used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement.  The Company is required to bear all costs associated with the Fair Fund distribution, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution.  The SEC has appointed A.B. Data, Ltd., which has no affiliation with the Company, as the Administrator of the Fair Fund.  During fiscal 2011, the Company reduced its estimate of the costs of administration of the Fair Fund and other costs associated with the Settlement from $4,400,000 to $2,633,000.

In order to comply with the Settlement, the Company also entered into the Restructuring Transaction, which was effective as of December 23, 2010 (the “Restructuring Date”), whereby the investment advisory business (including both the investment adviser to the Value Line Funds and the underwriter and distributor of the Value Line Funds) was transferred to EAM, a Delaware business statutory trust.  As part of the Restructuring Transaction, the Company transferred 100% of the voting power in EAM to five individual voting profits interest holders of EAM. Each of the five individuals holding voting profits interests in EAM, none of whom is under the control of the Company or its direct or indirect majority shareholder, was granted 20% of the voting power in EAM.  As a result, the Company ceased to “control” (as that term is defined in the 1940 Act) the Adviser or the Distributor, even though the Company continues to have both a non-voting revenues interest and a non-voting profits interest in EAM.

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

Each Fund had a distribution agreement with ESI (the “Distributor”), a wholly-owned subsidiary of EAM LLC, pursuant to which the Distributor acted as principal underwriter and distributor of the Funds.  As part of the Restructuring Transaction ESI was restructured as a Delaware limited liability company and changed its name to EULAV Securities LLC (which we sometimes refer to as “ES”).  No other changes were made to the Distributor’s organization, including its operations and personnel.  The Distributor is not entitled to receive any compensation for its services under the Agreements, although it is entitled to receive fees under each Fund’s Service and Distribution Plan.

As part of the Restructuring Transaction, EAM’s capital structure was revised so that Value Line owns only a non-voting revenues interest and a non-voting profits interest in EAM and five individuals each own 20% of the voting profits interests of EAM.  The holders of EAM’s voting profits interests were required to elect five individual trustees and a Delaware resident trustee of EAM.  The trustees of EAM, other than the Delaware trustee, function like a board of directors in managing the business of EAM.  The five holders of the voting profits interests elected themselves as the five initial individual trustees of EAM and elected the Corporation Trust Company as the Delaware resident trustee.

Collectively, the holders of the voting profits interests in EAM are entitled to receive 50% of the residual profits of the business, in which the share of Mr. Appel is 45% and the others each 1.25%, subject to temporary adjustments in certain circumstances.  Value Line retains a non-voting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances, and has no power to vote for the election, removal or replacement of the trustees of EAM. Value Line also has a non-voting revenues interest in EAM pursuant to which it is entitled to receive a portion of the non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved as determined by the directors of Value Line after reviewing a valuation report by the directors’ financial advisors) plus any additional capital contributions (Value Line or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holder of the non-voting profits interests (currently, Value Line); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holder of the non-voting profits interest (currently, Value Line).

In connection with the Restructuring Transaction, Value Line (1) granted each Fund use of the name “Value Line” so long as EAM remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies from those in effect on the date of the investment advisory agreement with EAM, provided also that the Funds do not use leverage for investment purposes or engage in, short selling or other complex or unusual investment  strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide EAM its Proprietary System information without charge on as favorable a basis as to Value Line’s best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents.

EAM is organized as a Delaware statutory trust and has no fixed term.  However, in the event that control of the Company’s majority shareholder changes, or in the event that the majority shareholder no longer beneficially owns 5% or more of the voting securities of the Company, then the Company has the right, but not the obligation, to buy the voting profits interests in EAM at a fair market value to be determined by an independent valuation firm in accordance with the terms of the EAM Declaration of Trust.

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

On a short-term transitional basis, EAM occupied a portion of the premises that the Company leases from a third party.  The Company received rental payments from EAM and provided certain accounting and other administrative support services to EAM on a transitional basis. In accordance with the terms of the Restructuring Transaction, EAM vacated the Company’s leased premises before June 1, 2011.

On September 3, 2008, the Company was served with a derivative shareholder’s suit filed in the New York County Supreme Court (the “Court”) naming as defendants certain current and former directors of the Company and alleging breach of fiduciary duty, primarily arising from matters which gave rise to the settlement of the SEC matter. The complaint sought return of remuneration by the directors and other remedies. A second derivative shareholder’s suit was filed in the Court on or about November 9, 2009, naming certain current and former Value Line directors and Value Line’s controlling shareholder, AB&Co., as defendants. The allegations made and remedies sought in this suit were substantially identical to those of the September 2008 derivative suit.  In January 2010, the Court consolidated the two actions.

Following mediation, the defendants in the consolidated cases filed in 2008 and 2009 entered into a settlement agreement with the plaintiffs, which was approved by the Court on December 7, 2011. The settlement called for payment of settlement funds, from sources other than Value Line or any of its subsidiaries, in an aggregate sum of $2.9 million, inclusive of all legal fees and other costs and expenses of the plaintiffs, for the benefit of the Company’s shareholders other than AB&Co., all other named defendants and members of the immediate families of named defendants.  The settlement payment was made on February 6, 2012, and the net settlement funds in the amount of $1.5177 per share were distributed on March 9, 2012 to all shareholders of record (other than the excepted categories) as of December 7, 2011.

Since the settlement payment into the settlement fund was by parties other than the Company, the settlement had no material effect on the financial condition, results of operations or cash flows of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant’s Common Stock is traded on NASDAQ under the symbol “VALU”.  The approximate number of record holders of the Registrant’s Common Stock at April 30, 2012 was 49.  As of June 29, 2012, the closing stock price was $11.89.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Dividend Declared Per Share
April 30, 2012	$12.17	$12.06	$0.15
January 31, 2012	$11.57	$11.20	$0.15
October 31, 2011	$13.40	$12.52	$0.20
July 31, 2011	$11.57	$10.17	$0.20

April 30, 2011	$14.04	$13.87	$0.20
January 31, 2011	$13.17	$12.95	$0.20
October 31, 2010	$17.45	$16.46	$2.00
July 31, 2010	$14.78	$13.80	$0.20

On July 19, 2012, the Board of Directors of Value Line declared a quarterly dividend of $0.15 per share to shareholders of record as of July 31, 2012 to be paid on August 9, 2012.

There are no securities of the Company authorized for issuance under equity compensation plans.  The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2012.

Purchases of Equity Securities by the Company

In January 2011, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $3,200,000.  The repurchase authorization extended through January 15, 2012, at which time the authorization was not extended and expired.  During fiscal 2012, the Company repurchased 78,500 shares of common stock at an aggregate cost of $946,000 under this approved repurchase program.

Item 6. SELECTED FINANCIAL DATA.

Fiscal Years ended April 30,

($ in thousands, except number of shares and earnings (loss) per share amounts)	2012	2011	2010	2009	2008
Revenues:

Investment periodicals and related Publications	$33,018	$34,406	$35,965	$39,935	$42,791
Copyright data fees	3,591	3,568	3,243	4,333	7,066

Total investment periodicals and related Publications	36,609	37,974	39,208	44,268	49,857
Investment management fees and services	-	10,693	18,932	24,973	32,821

Total revenues	$36,609	$48,667	$58,140	$69,241	$82,678

Income (loss) from operations	$5,338	$8,533	$(32,190)	$24,223	$34,450

Gain from deconsolidation of subsidiaries	$-	$50,510	$-	$-	$-

Revenues and profits interests from EAM Trust	$5,890	$2,355	$-	$-	$-

Income from securities transactions, net	$70	$65	$837	$11,625	$6,294

Net income (loss)	$6,925	$37,782	$(23,188)	$22,953	$25,550

Earnings (loss) per share, basic and fully diluted	$0.70	$3.79	$(2.32)	$2.30	$2.56

Weighted average number of common shares outstanding	9,921,925	9,980,000	9,981,600	9,981,600	9,981,600

Cumulative cash dividends declared per share during the fiscal year	$0.70	$2.60	$3.60	$1.50	$1.20

Total assets	$84,369	$87,803	$59,985	$117,555	$137,953

(1)	See Item 1, Business - “Restructuring of Asset Management and Mutual Fund Distribution Businesses”, Item 3, “Legal Proceedings” and Item 7, “Management’s Discussion and Analysis”.

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

The MD&A includes the following subsections:

●	Executive Summary of the Business
●	Results of Operations
●	Liquidity and Capital Resources
●	Recent Accounting Pronouncements
●	Critical Accounting Estimates and Policies

Executive Summary of the Business

The Company’s primary business is producing investment periodicals and related publications and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products.  Value Line markets under well-known brands including Value Line, the Value Line Logo, The Value Line Investment Survey, and The Most Trusted Name in Investment Research. The name “Value Line” as used to describe the Company, its products, and its subsidiaries, and is a registered trademark of the Company. Prior to December 23, 2010, the date of the completion of  the Restructuring Transaction (see “Restructuring of Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line® Mutual Funds (“Value Line Funds”), institutions and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.

The Company’s target audiences within the investment periodicals and related publications field are individual investors, colleges, libraries, and investment management professionals. Individuals come to Value Line for complete research in one package.  Institutional subscribers consist of corporations, financial professionals, colleges, and municipal libraries.  Libraries and universities, offer the Company’s detailed research to their patrons and students.  Investment management professionals use the research and historical information in their day-to-day businesses.  The Company has a dedicated department that solicits institutional subscriptions.  Fees for institutional subscriptions vary by the university or college enrollment, number of users, and the number of products purchased.

Payments received for new and renewal subscriptions and the value of receivables for amounts billed to retail and institutional customers are recorded as unearned revenue until the order is fulfilled.  As the subscriptions are fulfilled, the Company recognizes revenue in equal installments over the life of the particular subscription. Accordingly, the subscription fees to be earned by fulfilling subscriptions after the date of a particular balance sheet are shown on that balance sheet as unearned revenue within current and long term liabilities.

Prior to December 23, 2010, the Company’s businesses consolidated into two reportable business segments.  The investment periodicals and related publications (retail and institutional) and fees from copyright data including the Proprietary Ranking System information and other proprietary information consolidate into one segment called Publishing and the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment called Investment Management.  Subsequent to December 23, 2010, the date of the Restructuring Transaction, the Publishing segment constitutes the Company’s only reportable business segment.

Restructuring of Asset Management and Mutual Fund Distribution Businesses

The Company completed the restructuring of its asset management and mutual fund distribution businesses (the “Restructuring Transaction”) on December 23, 2010 (the “Restructuring Date”) and executed the EAM Declaration of Trust (the “EAM Declaration of Trust”).  As part of the Restructuring  Transaction: (1) EULAV Securities, Inc. (“ESI”), a New York corporation and wholly-owned subsidiary of the Company that acted as the distributor of the thirteen Value Line Funds was restructured into EULAV Securities LLC (“ES”), a Delaware limited liability company; (2) the Company transferred 100% of its interest in ES to EULAV Asset Management LLC (“EAM LLC”), a wholly-owned subsidiary of the Company that acted as the investment adviser to the Value Line Funds and certain separate accounts; (3) EAM LLC was converted into EAM; and (4) EAM admitted five individuals (the “Voting Profits Interest Holders”), as the initial holders of voting profits interests in EAM, with each of such individuals owning 20% of the voting profits interests of EAM, and (5) pursuant to the EAM Declaration of Trust, the Company received an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM.  The Voting Profits Interest Holders, who were selected by the independent directors of the Company, paid no consideration in exchange for their interests in EAM.

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

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking System information to EAM without charge or expense.

Business Environment

For the twelve months ended April 30, 2012, the NASDAQ and the Dow Jones Industrial Average were up 6% and 3%, respectively.  However, we believe that the severe downturn experienced in the September 2008 to March 2009 period and the continued volatility in the financial markets since then have resulted in many individual investors withdrawing money from equity investments, including equity mutual funds, and that this risk-averse temperament of investors continues to restrain both the Company’s revenues from its research periodicals and publications and the Company’s cash flows from its non-voting revenues and non-voting profits interests in EAM.

Results of Operations for Fiscal Years 2012, 2011 and 2010

The operating results of the Company for the twelve months ended April 30, 2012 declined from fiscal 2011.   The following table illustrates the Company’s key earnings figures.

	Fiscal Years Ended April 30,
($ in thousands, except earnings (loss) per share)	2012	2011	2010
Income (loss) from operations	$5,338	$8,533	$(32,190)
Revenues and profits interests from EAM Trust	$5,890	$2,355	$-
Income (loss) from operations plus revenues and profits interests from EAM Trust	$11,228	$10,888	$(32,190)
Operating expenses	$31,271	$40,134	$90,330
Gain from deconsolidation of subsidiaries	$-	$50,510	$-
Income from securities transactions, net	$70	$65	$837
Income (loss) before income taxes	$11,298	$61,463	$(31,353)
Net income (loss)	$6,925	$37,782	$(23,188)
Earnings (loss) per share	$0.70	$3.79	$(2.32)

During the twelve months ended April 30, 2012, the Company’s net income of $6,925,000, or $0.70 per share, was $30,857,000 or 82% below net income of $37,782,000, or $3.79 per share, for the twelve months ended April 30, 2011.  The net income of the Company during the twelve months ended April 30, 2011 included $50,510,000 of pre-tax accounting (non-cash) gain and applicable deferred income taxes of $19,462,000 on the non-cash gain from deconsolidation of Value Line’s former investment management subsidiaries, EAM LLC and ESI.

Income from operations of $5,338,000 for the twelve months ended April 30, 2012, does not include the non-voting revenues and non-voting profits interests from EAM of $5,890,000, while income from operations for the twelve months ended April 30, 2011 of $8,533,000 includes $10,693,000 of advisory management fees and service distribution fees from the former Value Line subsidiaries, EAM LLC and ESI, that performed the operations of the investment management business prior to deconsolidation of these subsidiaries on December 23, 2010. During the twelve months ended April 30, 2011, the net income and income from operations included restructuring expenses of $3,764,000, non-cash post-employment compensation expense of $1,770,000 related to the grant of a voting profits interest in EAM to a former employee and a $1,767,000 reduction in the estimated cost of administration of the Fair Fund created as part of the Settlement with the SEC.

Income before income taxes, which is inclusive of the non-voting revenues and non-voting profits interests from EAM through April 30, 2012, was $11,298,000 as compared to $61,463,000 for the twelve months ended April 30, 2011, which included the aforementioned gain on Restructuring Transaction of $50,510,000.

For the twelve months ended April 30, 2011, the Company’s net income of $37,782,000, or $3.79 per share, which included a pre-tax gain of $50,510,000 from deconsolidation of the Company’s former investment management subsidiaries, EAM LLC and ESI, restructuring expenses of $3,764,000, non-cash post-employment compensation expense of $1,770,000 related to the grant of a voting profits interest in EAM to a former employee, $914,000 of expenses for operating lease exit costs related to the relocation of the EAM operations and a $1,767,000 reduction in the estimated cost of administration of the Fair Fund created as part of the Settlement with the SEC (see Item 3, “Legal Proceedings”), was $60,970,000 above the net loss of $23,188,000, or $2.32 per share, for the twelve months ended April 30, 2010 (“fiscal 2010”).  The net loss for fiscal 2010 included $48,106,000 of expenses related to the Settlement and a one-time charge of $727,000 for the write down of development software. Operating income was $8,533,000 for fiscal 2011 as compared to the operating loss of $32,190,000 for fiscal 2010.  Operating income for fiscal 2010 included the previously mentioned Settlement expense while operating income for fiscal 2011 was partially affected by a reduction of $1,767,000 in the amount of these expenses resulting from a change in the estimated cost of administration of the Fair Fund.

Operating revenues and % of total
	Fiscal Years Ended April 30,
	2012		2011		2010		Change
($ in thousands)	$	%	$	%	$	%	12 vs. 11	11 vs. 10
Investment periodicals and related publications:
Print	$20,366		$21,625		$23,309		-5.8%	-7.2%
Digital	12,652		12,781		12,656		-1.0%	1.0%
Total investment periodicals and related publications	33,018	90.2%	34,406	70.7%	35,965	61.9%	-4.0%	-4.3%
Copyright data fees	3,591	9.8%	3,568	7.3%	3,243	5.6%	0.6%	10.0%
Total publishing revenues	36,609		37,974		39,208		-3.6%	-3.1%
Investment management	-	-	10,693	22.0%	18,932	32.5%	-100.0%	-43.5%
Total revenues	$36,609		$48,667		$58,140		-24.8%	-16.3%

Total publishing revenues from investment periodicals and related publications including copyright data fees were $36,609,000 during the twelve months ended April 30, 2012, which is 4% below the total publishing revenues from the previous fiscal year.  As a result of the completion of the Restructuring Transaction on December 23, 2010, investment management activity for the twelve months ended April 30, 2012, and for the period from December 23, 2010 through April 30, 2011 during fiscal 2011, is reported as non-voting revenues and non-voting profits interests in EAM and is not included in operating revenues.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues were down $1,388,000, or 4%, for the twelve months ended April 30, 2012, as compared to fiscal 2011.  While the Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market, total product line circulation at April 30, 2012 was 4.6% lower than total product line circulation at April 30, 2011.  Factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  Core subscriber renewal rates for the flagship product, The Value Line Investment Survey, are 73%, down from 80% for fiscal 2011.  The Company is not adding enough new subscribers to offset the subscribers that choose not to renew this product.  The Company has been successful in growing revenues from digitally-delivered investment periodicals within institutional sales. Gross institutional sales orders of $10,586,000 for the twelve months ended April 30, 2012, were $838,000 or 9% above comparable sales orders of $9,748,000, for the twelve months ended April 30, 2011. This increase continues a positive growth trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers.

Investment periodicals and related publications revenues were down $1,559,000, or 4%, for the twelve months ended April 30, 2011, as compared to fiscal 2010.  As of April 30, 2011, total product line circulation declined 2% as compared to total product line circulation at April 30, 2010.  Gross institutional sales orders were $9,748,000 for the twelve months ended April 30, 2011, an increase of $387,000 or 4% above fiscal 2010.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the fiscal year-to-fiscal year changes in the gross sales orders associated with print and digital subscriptions.

	Sources of Subscription Gross Sales Orders
	2012		2011		2010
	Print	Digital	Print	Digital	Print	Digital
New Sales Orders	16.8%	18.6%	13.0%	21.0%	10.6%	31.0%
Conversion and Renewal Sales Orders	83.2%	81.4%	87.0%	79.0%	89.4%	69.0%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	As of April 30,
($ in thousands)	2012	2011	Change
Deferred subscription income (current and long term liabilities)	$25,995	$27,001	-3.7%

Print publication revenues decreased $1,259,000, or 6%, for the twelve months ended April 30, 2012 from fiscal 2011 for the reasons described earlier.  For the twelve months ended April 30, 2012, earned revenues from institutional print publications increased $182,000 or 19% as compared to fiscal 2011. For the twelve months ended April 30, 2012, print publications revenues from retail subscribers decreased $1,441,000 or 7%, as compared to fiscal 2011.  Print circulation, which has always dominated the Company’s subscription base, has fallen 6.8% as of April 30, 2012 as compared to print circulation at April 30, 2011.

Digital publications revenues decreased $129,000, or 1%, for the twelve months ended April 30, 2012 from fiscal 2011.  For the twelve months ended April 30, 2012, earned revenues from institutional digital publications increased $59,000 or 1% as compared to fiscal 2011. For the twelve months ended April 30, 2012, digital publications revenues from retail subscribers decreased $188,000 or 4%, as compared to fiscal 2011.

For the twelve months ended April 30, 2011, print publication revenues decreased $1,684,000, or 7%, from fiscal 2010.  Print circulation declined 5% as of April 30, 2011 as compared to print circulation at April 30, 2010.  For the twelve months ended April 30, 2011, digital publications revenues increased $125,000 or 1% above fiscal 2010.  For the twelve months ended April 30, 2011, earned revenues from institutional digital publications increased $554,000, or 7%, as compared to fiscal 2010.  For the twelve months ended April 30, 2011 digital publications revenues from retail subscribers were down $429,000, or 9%, as compared to fiscal 2010.

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

The Company believes that the continued volatility of the equity market and the modest pace of the recovery experienced since the severe economic downturn in the period from September 2008 to March 2009 have to some extent eroded retail investor interest in equities, which has accounted for some of the decline in revenues from the Company’s publications.  The Company also believes that the negative trend in overall subscription revenue is likely to continue until new products, and in particular new products designed for professional investors, have been developed and marketed.

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

During fiscal 2012, the Company launched a refreshed web site that previews the delivery of the Company’s digital research products, including analysis of covered securities, current economic conditions and expert research. The launch of the refreshed website allows for easier navigation through the vast array of products and research provided by the Company.  Value Line has redesigned its retail investor website with a new format and more user-friendly navigation of features.

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

During fiscal 2012, the Company also implemented a new fulfillment system, which is licensed from a third party.  All print subscription properties and all web-based/digital services are now managed and fulfilled by the new fulfillment system. This database gives the Company the ability to centrally manage customer acquisition, fulfillment and online/digital access.

In connection with the launch of the new fulfillment system licensed from a third party and the new shopping cart, Value Line has enhanced its level of security standards for payment card and data security.

In March 2012, the Company launched a new institutional sales website ValueLinePro.com.  ValueLinePro.com provides a dedicated internet destination for investment advisers, portfolio managers, corporate professionals and library patrons and seeks to educate this target audience as to how Value Line’s proprietary research tools can help them research stocks, mutual funds, options, convertible securities and ETFs.  The site thoroughly describes each of the Company’s customized products available to institutions and investment professionals, and is designed to complement the Company’s sales and marketing efforts to institutions.

Copyright data fees

The Value Line Proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge or expense.  The Ranking System is designed to be predictive over a six to twelve month period.  For the twelve month period ended April 30, 2012, the combined Ranking System “Rank 1 & 2” stocks declined by 1.8%, allowing for weekly changes in Ranks, comparing unfavorably to an increase of 2.7% in the S&P 500 Index during the same period.  For the six months ended April 30, 2012, the combined Ranking System “Rank 1 & 2” stocks gained 10.8%, underperforming the S&P 500 Index’s increase of 11.5% during the same period.

During the twelve months ended April 30, 2012, copyright data fees of $3,591,000 were 1% above copyright data fees for fiscal 2011.  As of April 30, 2012, total third party sponsored assets were attributable to four contracts for copyright data representing $3.4 billion in various products, as compared to four contracts and $3.5 billion in assets at April 30, 2011, representing a 3% decrease in assets.  The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. This market has become significantly more competitive as a result of product diversification and increased use of indices by portfolio managers.  There was no net change in the number of revenue-producing accounts during the twelve months ended April 30, 2012, while one account was added and one lost during fiscal 2011.  Management is focusing on the copyright data selling cycle, while maintaining good communications with current third party sponsors, although there can be no assurance that these efforts will be successful.

Copyright data fees increased $325,000, or 10%, for the twelve months ended April 30, 2011, as compared to fiscal 2010.  As of April 30, 2011, total third party sponsored assets were attributable to four contracts for copyright data representing $3.5 billion in various products, as compared to four contracts and $2.6 billion in assets at the end of fiscal 2010, representing a 34% increase in assets.

Investment management fees and services

As of the Restructuring Date, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed by EAM at April 30, 2012, were $2.1 billion, 6% below total assets of $2.2 billion in the Value Line Funds managed by EAM at April 30, 2011, as a result of net redemptions for the twelve months ended April 30, 2012.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value change.  Inflows for sales, and outflows for redemptions reflect decisions of individual investors.

The table illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2012, 2011 and 2010.

Value Line Mutual Funds

Total Net Assets

Asset Flows	Fiscal Years ended April 30,

				2012	2011
				vs.	vs.
	2012	2011	2010	2011	2010
Value Line equity fund assets (exclude variable annuity) - beginning	$1,398,372,388	$1,446,104,954	$1,445,168,855	-3.3%	0.1%
Sales/inflows	208,921,540	74,397,936	119,362,892	180.8%	-37.7%
Redemptions/outflows	(281,515,422)	(370,072,264)	(516,461,559)	-23.9%	-28.3%
Dividend and Capital Gain Distributions	(19,681,858)	(2,683,333)	(6,832,954)	633.5%	-60.7%
Market value change	37,900,269	250,625,095	404,867,720	-84.9%	-38.1%
Value Line equity fund assets (non-variable annuity) - ending	1,343,996,918	1,398,372,388	1,446,104,954	-3.9%	-3.3%
Variable annuity fund assets - beginning	520,738,282	495,004,319	453,958,992	5.2%	9.0%
Sales/inflows	11,869,956	15,170,774	42,428,972	-21.8%	-64.2%
Redemptions/outflows	(72,557,743)	(78,046,318)	(82,785,322)	-7.0%	-5.7%
Dividend and Capital Gain Distributions	503,582	(3,815,539)	(32,487,231)	113.2%	-88.3%
Market value change	23,921,941	92,425,046	113,888,908	-74.1%	-18.8%
Variable annuity fund assets - ending	484,476,017	520,738,282	495,004,319	-7.0%	5.2%
Value Line equity fund assets (non-variable and variable annuities) - ending	1,828,472,936	1,919,110,670	1,941,109,273	-4.7%	-1.1%
Fixed income fund assets - beginning	236,526,222	249,868,326	248,927,635	-5.3%	0.4%
Sales/inflows	41,239,732	27,627,007	26,239,120	49.3%	5.3%
Redemptions/outflows	(64,139,184)	(44,038,991)	(36,388,184)	45.6%	21.0%
Dividend and Capital Gain Distributions	(1,752,051)	(1,358,551)	(8,277,052)	29.0%	-83.6%
Market value change	5,178,985	4,428,430	19,366,807	16.9%	-77.1%
Fixed income fund assets - ending	217,053,704	236,526,222	249,868,326	-8.2%	-5.3%
Money market fund assets - ending	67,682,443	89,356,239	132,102,912	-24.3%	-32.4%
Assets under management - ending	$2,113,209,083	$2,244,993,131	$2,323,080,511	-5.9%	-3.4%

Of the thirteen funds, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

The next table provides a breakdown of the major distribution channels for the Value Line Funds in terms of assets and shareholder accounts as of April 30, 2012.

Fund Categories	Aggregate Assets	Percentage of Assets in Category	Shareholder Accounts	Percentage of Shareholder Accounts in Category
Guardian (SAM and Centurion Funds)	$484,476,017	22.9%	26,582	27.2%
VL Funds direct accounts & other dealers	928,090,419	43.9%	31,894	32.6%
Top five dealer platforms	700,642,647	33.2%	39,330	40.2%
Total	$2,113,209,083	100.0%	97,806	100.0%

During the period from May 1, 2010 through December 23, 2010 and the twelve months ended April 30, 2010, investment management fees and distribution service fees (which we refer to as “12b-1 fees”) amounted to $10,584,000 and $18,710,000, respectively, after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included 12b-1 fees of $2,308,000 and $4,124,000, earned for the period from May 1, 2010 through December 23, 2010 and for the twelve months ended April 30, 2010, respectively.  For the period from May 1, 2010 through December 23, 2010 and twelve months ended April 30, 2010, total investment management fee waivers were $513,000 and $898,000, respectively, and total 12b-1 fee waivers were $1,651,000 and $2,642,000, respectively.  With limited exceptions, the Company, EAM LLC and ESI had no right to recoup the previously waived amounts of investment management fees and 12b-1 fees.  Any such recoupment of waived investment management fees is subject to the provisions of the applicable Value Line Funds’ prospectus.  During the period from May 1, 2010 through December 1, 2010, and for the twelve months ended April 30, 2010, separately managed accounts revenues were $109,000 and $222,000, respectively.  Separately managed accounts had $23 million in assets as of December 1, 2010, including $20 million of assets in accounts managed for affiliates of the Company’s controlling shareholder AB&Co.  During the third quarter of fiscal 2011, the entities affiliated with AB&Co. cancelled their separately managed account agreements with EAM LLC.

EAM - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $12,465,000, 12b-1 fees of $3,466,000 and other income of $12,000. For the same period, total investment management fee waivers were $806,000 and 12b-1 fee waivers were $2,257,000.  During the twelve months ended April 30, 2012, EAM’s net income was $461,000 after giving effect to Value Line’s non-voting revenues interest of $5,684,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

Total results of EAM’s investment management operations for the period from December 23, 2010 through April 30, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $4,592,000, 12b-1 fees of $1,293,000 and other income of $3,100. For the same period, total investment management fee waivers were $303,000 and 12b-1 fee waivers were $855,000.  For the period from December 23, 2010 through April 30, 2011, EAM’s net income was $336,000, after giving effect to Value Line’s non-voting revenues interest of $2,187,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

As of April 30, 2012, ten of the thirteen Value Line Funds have all or a portion of the 12b-1 fees being waived, three of the thirteen funds have partial investment management fee waivers in place and, effective June 16, 2011, Value Line U.S. Government Money Market Fund (“USGMMF”) discontinued the 12b-1 program.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

As of April 30, 2012, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Guardian, Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

The Value Line fixed income Fund assets (excluding USGMMF), represent approximately 10% of total Fund assets under management (“AUM”) at April 30, 2012, an increase from 9% of total Fund AUM at April 30, 2011.  The USGMMF assets represent 3% of the total Fund AUM at April 30, 2012, a decrease from 4% of the total Fund AUM at April 30, 2011.  At April 30, 2012, fixed income AUM had increased by 4%, and USGMMF AUM had decreased by 24%.  The decline in USGMMF AUM during fiscal 2012 was due primarily to redemptions arising from the Value Line Profit Sharing Plan (“VLPSP”) liquidation of its account of approximately $12 million in May 2011, which resulted from a change in the investment options made available under the VLPSP. From November 2009 on, management fees from the USGMMF were zero because EAM had waived all fees for the Fund management, and, because of the historically low interest rate environment, had substantially subsidized the USGMMF expenses.

At the Value Line Mutual Funds shareholder meeting held on December 15, 2011, the Convertible Fund shareholders approved the merger of the Value Line Convertible Fund into the Value Line Income and Growth Fund, effective December 16, 2011.  The Value Line Convertible Fund had approximately $20 million in assets under management as of December 16, 2011.  On May 18, 2012, the VL New York Tax Exempt Trust ($15 million AUM) combined into the VL Tax Exempt Fund ($90 million AUM).  This increased the AUM in the VL Tax Exempt Fund over $100 million, which is an important milestone to raise assets, since many institutions do not invest in funds under $100 million.   Both combinations offer many benefits for fund shareholders as described in the proxy materials. EAM is anticipating leaving the money market business in August 2012.   The current plan approved by the Fund Board in June 2012, calls for the Money Market Fund to merge into a third party fund.  EAM would continue to maintain the shareholder accounts on behalf of the Value Line Money Market Fund (“USGMMF”) shareholders, but EAM would no longer be subsidizing the expenses of the existing fund resulting from the low interest rate economic environment, saving over $300,000 annually.  In addition, closure or merger of the USGMMF would eliminate certain costs of administration and fund accounting, increasing the total annual savings.

EAM - The Company’s non-voting revenues and non-voting profits interests

Following the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses.  The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  During the twelve months ended April 30, 2012, the Company recorded revenues of $5,890,000, consisting of $5,684,000, from its non-voting revenues interest in EAM and $206,000, from its non-voting profits interest in EAM without incurring any directly related expenses.  During the period from December 23, 2010 (the Restructuring Date) through April 30, 2011, the Company recorded revenues of $2,355,000, consisting of $2,187,000, from its non-voting revenues interest in EAM and $168,000 from its non-voting profits interest in EAM.

Expenses

	Fiscal Years Ended April 30,
				Change
($ in thousands)	2012	2011	2010	12 vs. 11	11 vs. 10
Advertising and promotion	$4,203	$6,673	$9,346	-37.0%	-28.6%
Salaries and employee benefits	15,001	17,242	16,314	-13.0%	5.7%
Production and distribution	4,894	4,718	5,244	3.7%	-10.0%
Office and administration	7,173	9,504	11,320	-24.5%	-16.0%
Expenses related to restructuring	-	3,764	-	-100.0%	n/a
Provision for settlement	-	(1,767)	48,106	n/a	-103.7%
Total expenses	$31,271	$40,134	$90,330	-22.1%	-55.6%

Operating expenses of $31,271,000 for the twelve months ended April 30, 2012, decreased $8,863,000, or 22%, as compared to the twelve months ended April 30, 2011.  This reduction in operating expenses for fiscal 2012 as compared to fiscal 2011 resulted in part from the inclusion of $3,764,000 of expenses related to the Restructuring Transaction in fiscal 2011, and the inclusion of $8,230,000 of expenses in fiscal 2011 related to the investment management business which was deconsolidated and discontinued on December 23, 2010.

Operating expenses of $40,134,000 for the twelve months ended April 30, 2011 were $50,196,000, or 56%, below operating expenses of $90,330,000 for fiscal 2010, which included a provision for the SEC Settlement of $48,106,000. During the twelve months ended April 30, 2011, expenses included a reduction of $1,767,000 in the estimated costs of administration of the Fair Fund claims and increased administration expenses of $914,000 related to the Company’s operating lease exit obligation associated with the office space formerly occupied by EAM LLC. The twelve months ended April 30, 2011 also include $3,764,000 of costs associated with the Restructuring Transaction and an additional non-cash post-employment compensation expense of $1,770,000 related to the grant of a voting profits interest in EAM to a former employee of the Company.

Advertising and promotion

Advertising and promotion expenses during the twelve months ended April 30, 2012, decreased $2,470,000, or 37%, as compared to the twelve months ended April 30, 2011.  Operating expenses for fiscal 2011 included $2,220,000 of expenses related to the Company’s investment management business which was deconsolidated and discontinued on December 23, 2010; these expenses were primarily for promotional payments to independent broker-dealers associated with the distribution of the Value Line Funds.  The remaining decrease of $250,000 for the twelve months ended April 30, 2012, was mainly related to reduced media and internet advertising and promotion expenses of $520,000 and a $109,000 reduction in renewal solicitation costs, offset by increased direct marketing and sales commissions costs.

Advertising and promotion expenses for fiscal 2011 decreased $2,673,000, or 29%, as compared to fiscal 2010. As a result of the disassociation and deconsolidation of the investment management business on December 23, 2010, the Company discontinued advertising expenses associated with the distribution of the Value Line Funds, resulting in a decline in expenses of $2,976,000, or 57%, for fiscal 2011 as compared to fiscal 2010.  Within the Publishing segment, costs for fiscal 2011 associated with direct mail decreased 2% below fiscal 2010. Media print advertising and promotional costs for fiscal 2011 increased $453,000 as compared to fiscal 2010, with the increase relating to the digital product and software promotion project.  There were also public relations cost increases that were partially offset by declines in direct mail for print products and renewal solicitation costs.

Salaries and employee benefits

Salaries and employee benefits decreased by $2,241,000 or 13% during the twelve months ended April 30, 2012, as compared to fiscal 2011.  This decrease reflects a reduction of $3,635,000 related to the deconsolidation and discontinuance of the investment management business on December 23, 2010 including $1,049,000 related to direct overhead costs, $1,770,000 for  non-cash post-employment compensation expense, and $816,000 related to previously shared costs incurred in order to provide the proprietary Ranking System information and overhead salaries to the investment management business.   Pursuant to the EAM Declaration of Trust, the Company agreed to supply the proprietary Ranking System information to EAM without charge or expense so that, for periods after December 23, 2010, these previously shared costs remain within the Publishing segment. Salaries and employee benefits in the Publishing segment increased $1,394,000 as a result of the aforementioned reallocation to the Publishing segment of $816,000 for overhead costs previously shared with the Investment Management segment.  The increase in salaries and employee benefits related to additional headcount in information technology, fulfillment, marketing and institutional sales was partially offset by the capitalization of $1,346,000 for digital project development costs.  During the twelve months ended April 30, 2012 and 2011, the Company accrued profit sharing expenses of $447,000 and $500,000, respectively.

Salaries and employee benefits increased by $928,000 during the twelve months ended April 30, 2011 as compared to fiscal 2010, partly as a result of the $1,770,000 non-cash post-employment compensation expense discussed above offset partially by the elimination of approximately $1,300,000 related to the deconsolidation of the investment management business.  This increase in expenses reflected an increase of $500,000 for accrued profit sharing expense and $663,000 to support upgrades to the Company’s digital and software products and fulfillment system. Over the past several years, the Company has saved money by combining the roles and responsibilities of various personnel and by selective outsourcing. During fiscal 2010, salaries and employee benefits decreased by $1,362,000 as a result of the consolidation of positions, outsourcing and cost controls. There was no profit sharing contribution recorded for fiscal 2010.  During fiscal years 2011 and 2010, the Company capitalized $402,000 and $285,000 of internal costs of developing software for internal use, respectively.

Production and distribution

Production and distribution expenses during the twelve months ended April 30, 2012, increased $176,000 or 4% above fiscal 2011.  During the twelve months ended April 30, 2012, an increase of $136,000 resulting from additional amortization of internally developed software costs for our new fulfillment system implemented in November 2011, and an increase of $157,000 related to the third party costs to develop the new fulfillment system, which were not capitalized, were partially offset by reduced data feed expenses of $122,000.

Production and distribution expenses for the twelve months ended April 30, 2011 were $526,000, or 10%, below fiscal 2010 primarily as a result of the discontinuance of a third party fulfillment and distribution provider during the latter part of fiscal 2010. In fiscal 2010 amortized software costs decreased $325,000 from fiscal 2009 due to a reduction in prior years’ expenditures for capitalized costs.  The remaining decline in expenses during fiscal 2011 and fiscal 2010 were primarily due to volume reductions in paper, printing and mailing that resulted from a decrease in circulation of the print products.

Office and administration

Office and administration expenses during the twelve months ended April 30, 2012, decreased $2,331,000 or 25% below fiscal 2011.  This decrease reflects a reduction of $2,375,000 related to the deconsolidation and discontinuance of the investment management business, including $1,845,000 related to direct overhead costs and $530,000 related to previously shared costs incurred in order to provide the proprietary Ranking System information and related administrative services to the investment management business.  Pursuant to the EAM Declaration of Trust, the Company agreed to supply the proprietary Ranking System information to EAM without charge or expense so that, for periods after December 23, 2010, these previously shared costs remain within the Publishing segment. Office and administration expenses in the Publishing segment increased $44,000 as a result of the aforementioned reallocation to the Publishing segment of $530,000 of overhead costs previously shared with the Investment Management segment along with an increase of $200,000 in professional and legal fees and an increase of $178,000 in office support related costs.  These increased expenses were offset by a decrease of $1,352,000 for office space rental, resulting from the classification of a portion of the lease payments made during fiscal 2012 as a reduction of the accrual made in the amount of $914,000 in fiscal 2011 for the lease exit obligation related to EAM’s relocation expensed in fiscal 2011.  During the period from December 23, 2010 until May 28, 2011, EAM occupied a portion of the premises that the Company leases from a third party.  The Company received $44,000 for the month of May 2011 for rent and certain accounting and other administrative support services provided to EAM on a transitional basis during such period.

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

Expenses related to restructuring

In fiscal 2011, professional fees including the cost of the proxy solicitation for the Value Line Funds, of $3,764,000 were associated with the Restructuring Transaction that was completed on December 23, 2010. The Company’s policy was to expense these costs as incurred.

Provision for Settlement

In connection with the Settlement with the SEC (see Item 3, “Legal Proceedings”), the Company recorded a provision for settlement during fiscal 2010 of $48,106,000 which included $4,400,000 of estimated expenses associated with the Fair Fund administration and other costs which the Company was required to pay, of which $43,706,000 was paid to the SEC in November 2009.  During fiscal 2011, the administrator of the Fair Fund estimated that the remaining costs of administration would be less than originally determined due to a modification in the manner of administration and distribution of the Fair Fund.  Accordingly, the Company reduced its liability for the costs of administration of the Fair Fund by $1,767,000 during the fourth quarter of fiscal 2011.

Segment Operating Profit

Prior to December 23, 2010, the Company’s businesses consolidated into two reportable business segments.  The investment periodicals and related publications (retail and institutional) and fees from copyright data, including the Proprietary Ranking System information and other proprietary information, consolidated into one segment called Publishing, and the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment called Investment Management.  Subsequent to December 23, 2010, the date of the Restructuring Transaction, the Publishing segment constitutes the Company’s only reportable business segment.  Accordingly, the Investment Management segment information reported below reflects activity only through the date of the Restructuring Transaction.

	Publishing
	Investment Periodicals, Publishing & Copyright Data					Investment Management
	Fiscal Years Ended April 30,					Fiscal Years Ended April 30,
	2012	2011	2010	Change		2012	2011	2010	Change
(in thousands)				12 vs. 11	11 vs. 10		(1)		12 vs. 11	11 vs. 10
Segment revenues from external customers	$36,609	$37,974	$39,208	-3.6%	-3.1%	$-	$10,693	$18,932	-100.0%	-43.5%
Segment profit from operations	$5,338	$8,984	$10,425	-40.6%	-13.8%	$-	$(448)	$(42,614)	100.0%	-98.9%
Segment profit margin from operations	14.6%	23.7%	26.6%	-38.4%	-11.0%	-	-4.2%	-225.1%	100.0%	-98.1%

(1)	Period from May 1, 2010 through December 23, 2010.

Investment Periodicals, Publishing & Copyright Data

During fiscal 2012, Publishing revenues from investment periodicals and related publications including copyright data fees were $36,609,000, which is $1,365,000 or 4% below the publishing revenues from fiscal 2011.

During fiscal 2012 and fiscal 2011, the decrease in the operating profit margin and segment operating profits in the Publishing segment resulted primarily from the decline in investment publication and periodicals revenues without a proportionate decrease in expenses for production and administration, including overhead costs.  In fiscal 2012, copyright data’s revenue increase was less than 1%.  The 9.1% decline in the operating profit margin in the Publishing segment in fiscal 2012, as compared to fiscal 2011 was due to decreased revenues in addition to the reallocation to the Publishing segment of costs previously shared with the Investment Management segment.

Segment revenues from the Company’s Publishing business for fiscal 2012 and fiscal 2011 continued to decline from fiscal 2010 levels primarily due to the continual deterioration in circulation of the total product line while operating profit and operating profit margins declined due to the relatively fixed costs related to producing the Company’s products and overhead costs classified as Administrative expenses.  The Company believes that competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue in this segment. In fiscal 2011, the recession and continued volatility in the markets also contributed to the decline in subscriptions, to the Company’s products, as individuals have reduced many forms of discretionary spending.  Also, some investors may have shifted from equity investments to fixed income investments.  The Company provides only limited research on fixed income investments, and this is not a core aspect of Value Line’s business.  The 2.9% decline in the operating profit margin in this segment in fiscal 2011, as compared to fiscal 2010 was offset partially by the increase in revenues in fiscal 2011 from copyright data fees, which are asset-based.  Costs for the Company’s copyright data products are relatively fixed costs for the Company, so that expenses do not increase proportionately to increases in revenue.

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

Income from Securities Transactions, net

	Fiscal Years Ended April 30,
				Change
($ in thousands)	2012	2011	2010	12 vs. 11	11 vs. 10
Dividend income	$68	$16	$3	325.0%	433.3%
Interest income	16	118	856	-86.4%	-86.2%
Realized and gains (losses) on equity and fixed income securities available–for-sale	(11)	(68)	176	83.8%	-138.6%
Realized and gains on trading securities available–for-sale	-	-	243	n/a	-100.0%
Unrealized gains (losses) on securities available-for-sale	-	5	(377)	100.0%	101.3%
Interest expense	-	(2)	(21)	100.0%	90.5%
Other	(3)	(4)	(43)	25.0%	90.7%
Total income from securities transactions, net	$70	$65	$837	7.7%	-92.2%

During the twelve months ended April 30, 2012, the Company’s income from securities transactions, net, of $70,000 was $5,000 or 8% above income from securities transactions, net, of $65,000 during the twelve months ended April 30, 2011.  Income from securities transactions, net, includes combined dividend and interest income of $84,000 and $134,000 earned during the twelve months ended April 30, 2012 and 2011, respectively.  During the twelve months ended April 30, 2012, realized capital gains, net of capital losses from sales of equity securities were $11,000. There were no sales, or gains or losses from sales of equity securities during the fiscal years ended April 30, 2011, and 2010.  Realized capital losses, net of capital gains from the sales of fixed income obligations, were $22,000 and $68,000 during the twelve months ended April 30, 2012 and 2011, respectively.

During the twelve months ended April 30, 2011, the Company’s income from securities transactions, net, of $65,000 was $772,000 or 92% below income from securities transactions, net, of $837,000 during fiscal 2010. Income from securities transactions, net, includes dividend and interest income of $859,000 earned during the twelve months ended April 30, 2010.  The declines in interest income in fiscal 2011 reflect the lower level of the Company’s invested assets resulting from the Settlement payment of $43,706,100 in November 2009, payment of a special $3 per share dividend (aggregating approximately $30,000,000) in April 2010, and payment of a special $2 per share dividend (aggregating approximately $20,000,000) in November 2010. The maturity of higher yielding fixed income investments during fiscal 2010 also contributed to the decline in investment income in fiscal 2011. Capital losses during the twelve months ended April 30, 2011 were $63,000 primarily from the sale of fixed income obligations. Net capital gains for fiscal 2010 were $42,000.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2012 and April 30, 2011 was 38.71% and 38.53%, respectively. The change in the effective income tax rate in fiscal 2012 is attributable to the alternative minimum tax on the limitation to the Company’s net operating loss carryforward in fiscal years 2012 and 2011, and a slight decrease in state and local tax rate for fiscal 2012 primarily from EAM’s income allocation.

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

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $8,067,000 as of April 30, 2012 and negative working capital of $6,194,000 as of April 30, 2011.  These amounts include short term unearned revenue of $21,548,000 and $22,442,000 reflected in total current liabilities at April 30, 2012 and April 30, 2011, respectively.  Cash and short term securities were $15,923,000 as of April 30, 2012 and $19,476,000 as of April 30, 2011.  The decrease in working capital and cash and short term securities in fiscal 2012 resulted primarily from the payment of $1,189,000 in settlement payments for the Fair Fund.  Negative working capital of $6,194,000 as of April 30, 2011 was reduced from working capital of $21,262,000 as of April 30, 2010.  In fiscal 2011, the Company paid $764,000 and $2,783,000 in settlement and restructuring related expenses, respectively.  The decrease in working capital for fiscal 2011 resulted primarily from the payment in November 2010 of a special $2.00 per share dividend, aggregating approximately $20 million, in lieu of the Company’s regularly scheduled $.20 per share dividend.  Also in fiscal 2011, in connection with the Restructuring Transaction, the Company transferred cash and marketable securities of $7,000,000 to EAM, and incurred professional expenses of $3,764,000.

The Company’s cash and cash equivalents include $10,848,000 and $6,158,000 at April 30, 2012 and April 30, 2011, respectively, invested primarily in Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $2,376,000 during the twelve months ended April 30, 2012, 78% below cash inflows from operations of $10,660,000 during the twelve months ended April 30, 2011.  The change in cash flows from fiscal 2011 to fiscal 2012 was primarily due to the restructuring of the Investment Management business that resulted in the cessation of this operating activity and the inclusion of the Company’s non-voting revenues and non-voting profits interests in EAM as investing activities in fiscal 2012.  Fiscal 2012 includes payments of $1,004,000 of federal, state and local incomes taxes, $1,189,000 for obligations related to the Settlement with the SEC, and a decrease of $439,000 in operating lease exit costs related to the classification of a portion of the lease payments during fiscal 2012 as a reduction of the accrued lease exit obligation of $914,000 related to EAM’s relocation expensed in fiscal 2011.  Additionally, during fiscal 2012, the Company paid accrued liabilities of $487,000 for the prior year capitalized costs related to the Company’s digital strategy.  Fiscal 2011 includes cash inflows from the receipt of $2,027,000 in federal, state and local income tax refunds, and cash outflows related to the payment of settlement and restructuring related expenses of $2,783,000 and $764,000, respectively, including the payments made during fiscal 2011 for expenses incurred during fiscal 2010.

Cash from investing activities

The Company’s cash inflows from investing activities of $11,262,000 during the twelve months ended April 30, 2012, were 200% above cash inflows from investing activities of $3,753,000 for the twelve months ended April 30, 2011.  Cash inflows for the twelve months ended April 30, 2012, were higher due to the Company’s decision not to invest cash in short term, low yielding, fixed income securities in fiscal 2012. During fiscal 2012, the Company received $5,876,000 from its non-voting revenues interest and non-voting profits interest distributed by EAM, offset by the Company’s investment of $3,383,000 in capitalized software costs for upgrading its digital product capabilities and overall digital strategy.  The lower cash inflow in fiscal 2011 resulted from the transfer of $5,484,000 of cash to EAM in connection with the Restructuring Transaction and redeployment of cash into fixed income government debt securities.  The Company expects that investing activities will continue to provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions in EAM.

Cash from financing activities

The Company’s cash outflows from financing activities of $8,398,000 during the twelve months ended April 30, 2012, were 65% below cash outflows from financing activities of $24,046,000 for the twelve months ended April 30, 2011.  During fiscal 2012 and 2011, cash outflows for financing activities included $946,000 and $90,000, respectively, for the repurchase of the Company’s common stock under the board approved repurchase program.  On January 20, 2011, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, up to an aggregate purchase price of $3,200,000.  The repurchase authorization extended through January 15, 2012, at which time the authorization was not extended and expired.  Dividend payments of $0.20 per share during the first three quarters and $0.15 per share during the fourth quarter of fiscal 2012 aggregated $7,452,000 as compared to $23,956,000 in fiscal 2011, which included payment of a special $2.00 per share dividend, aggregating approximately $20 million, in November 2010.  At the Company’s Board of Directors meeting held on January 19, 2012, the Board decreased the quarterly cash dividend from $0.20 per share to $0.15 per share of common stock.  The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months.  Management does not anticipate making any borrowings during the next twelve months.   As of April 30, 2012, retained earnings and liquid assets were approximately $32 million and $16 million, respectively.

Seasonality

Our operations are minimally seasonal in nature.  Our publishing revenues are comprised of subscriptions which are generally annual subscriptions and/or multi-year subscriptions.  Our cash flows from operating activities are somewhat seasonal in nature, primarily due to the timing of customer payments made for subscription renewals, which generally occur more frequently in our fiscal  third quarter.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 1, 2013.  The Company plans to adopt this guidance effective May 1, 2013, and we do not currently believe that its implementation will have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 amends certain pending paragraphs from ASU 2011-05. This amendment allows companies to defer the effective date of the change in presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The effective date for all other amendments put forth in ASU No. 2011-05 are unaffected by this update. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company will adopt this guidance effective May 1, 2012, and we do not currently believe that its implementation will have a material impact on our consolidated financial statements.

Critical Accounting Estimates and Policies

The Company prepares its consolidated financial statements in accordance with “ accepted accounting principles as in effect in the United States (U.S. “GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent, and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect the significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

●	Revenue recognition
●	Income taxes
●	Reserve for settlement expenses

Revenue Recognition

The majority of the Company’s revenues come from the sale of print and digital subscriptions and fees for copyright proprietary information, and, prior to December 23, 2010, investment management and 12b-1fees.  The Company recognizes subscription revenue, net of discounts, in equal amounts over the term of the subscription, which generally ranges from three months to one year or longer, varying based on the product or service.  Copyright data fees are calculated monthly based on market fluctuation and billed quarterly.  Prior to the Restructuring Date, December 23, 2010, investment management fee and 12b-1 fee revenues for the Value Line Funds were recognized each month based upon the daily net asset value of each Fund.    The Company believes that the estimates related to revenue recognition are critical accounting estimates, and to the extent that there are material differences between its determination of revenues and actual results, its financial condition or results of operations may be affected.

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

As of April 30, 2012 and 2011, the Company had $442,000 and $3,022,000, respectively, of deferred tax assets, which included $141,000 and $2,494,000 of short-term deferred Federal, State, and local taxes, respectively, related to the net operating loss carryforwards of $360,000 and $6.4 million respectively.  In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized in the Company’s tax filings.

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

In addition, the Company establishes reserves at the time that it determines that it is more likely than not that it will need to pay additional taxes related to certain matters. The Company adjusts these reserves, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which the Company has established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.  Such liabilities are recorded as income taxes payable in the Company’s Consolidated Balance Sheets. The settlement of any particular issue would usually require the use of cash. Favorable resolutions of tax matters for which the Company has previously established reserves are recognized as a reduction to the Company’s income tax expense when the amounts involved become known.

Assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns requires judgment. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows.

Reserve for settlement expenses

As of April 30, 2012 and 2011, the Company had $275,000 and $1,464,000, respectively, reserved for expected expenses related to the SEC Settlement.  The amount of the reserve for expected expense is an estimate of the expected cost of the administration of the Fair Fund established by the SEC to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement and other related costs.  Included in the estimate were calculations for the third party administrator appointed in September 2010 by the SEC, the tax advisor named in November 2009 by the SEC, legal fees, and transfer agent fees, and communication expense required to identify and notify eligible shareholders as well as other costs associated with the calculation and distribution of the proceeds of the Fair Fund.  These costs were estimated based on the scope of the work and bids received from the third party vendors.  Due to the complexity of the Fair Fund distribution, these estimates were subject to change.  During fiscal 2011, as a result of modification in the manner of administration of the Fair Fund, the Company reduced its estimate of the costs required to administer the Fair Fund by $1,767,000.  During the fourth quarter of fiscal 2010, the Company had increased such estimate by $400,000.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which is disclosed below in the table of contractual obligations.

Contractual Obligations

Below is a summary of certain contractual obligations of the Company ($ in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	3,194	2,948	246	-	-
Purchase Obligations	-	-	-	-	-
Total	$3,194	$2,948	$246	$-	$-

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

Interest Rate Risk

The Company’s strategy has historically been to acquire debt securities with low credit risk and low price risk.  Despite this objective, management recognizes and accepts the possibility that losses may occur.  To limit the price fluctuation in these securities from interest rate changes, the Company’s management historically invested primarily in short term obligations maturing in less than one year.  At April 30, 2012, the Company did not have investments in securities with fixed maturities and therefore does not have any interest rate risk.

The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates on assets that were subject to interest rate risk at April 30, 2011.

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

The Company’s equity investment strategy has been to acquire equity securities across a diverse industry group.  The portfolio consists primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields. In order to maintain liquidity in these securities, the Company’s policy has been to invest in and hold in its portfolio, no more than 5% of the approximate average daily trading volume in any one issue.

Additionally, the Company may purchase and hold non-leveraged ETFs whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of April 30, 2012 and 2011, the aggregate cost of the equity securities classified as available-for-sale, which consist of ETF investments in the First Trust Value Line Dividend (ticker symbol FVD), S&P Dividend (ticker symbol SDY) and Powershares Financial Preferred stock (ticker symbol PGF) and other equity securities was $3,749,000 and $1,360,000 and the market value was $3,881,000 and $1,466,000, respectively.

($ in thousands)				Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage
			Hypothetical Price Change		Increase (Decrease) in
Equity Securities		Fair Value			Shareholders’ Equity
As of April 30, 2012	Equity Securities and ETFs held for dividend yield	$2,565	30% increase	$3,334	1.54%
			30% decrease	$1,796	-1.54%
As of April 30, 2012	Inverse ETF Holdings	$1,316	30% increase	$921	-0.79%
			30% decrease	$1,710	0.79%
As of April 30, 2012	Total	$3,881	30% increase	$4,255	0.75%
			30% decrease	$3,506	-0.75%
As of April 30, 2011	Total	$1,466	30% increase	$1,906	0.86%
			30% decrease	$1,026	-0.86%

Credit Worthiness of Issuer

The Company’s fixed income investments with a fair value of $11,208,000 at April 30, 2011 consisted primarily of U.S. Treasury Bills and FDIC insured commercial paper.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)
($ in thousands, except per share amounts)

	Net Revenues	Income (Loss) from Operations	Gain from Deconsolidation of Subsidiaries	Revenues and Profits Interests in EAM Trust	Income (Loss) from Securities Trans., net	Net Income (Loss)	Earnings (Loss) Per Share

2012, by Quarter
First	$9,370	$1,638	$-	$1,572	$11	$2,076	$0.21
Second	9,140	1,518	-	1,343	20	1,915	0.19
Third	8,996	1,823	-	1,456	3	1,844	0.19
Fourth	9,103	359	-	1,519	36	1,090	0.11
Total	$36,609	$5,338	$-	$5,890	$70	$6,925	$0.70

2011, by Quarter
First (1)	$13,609	$3,546	$-	$-	$37	$2,317	$0.23
Second (1)	13,498	1,790	-	-	51	1,087	0.11
Third (1), (2), (6)	12,035	229	50,510	724	(40)	31,437	3.15
Fourth (3), (2), (6)	9,525	2,968	-	1,631	17	2,941	0.30
Total	$48,667	$8,533	$50,510	$2,355	$65	$37,782	$3.79

2010, by Quarter
First (4)	$14,788	$(42,786)	$-	$-	$218	$(31,580)	$(3.16)
Second (5)	14,866	3,435	-	-	151	2,381	0.23
Third	14,573	4,583	-	-	185	3,566	0.36
Fourth (4), (5)	13,913	2,578	-	-	283	2,445	0.25
Total	$58,140	$(32,190)	$-	$-	$837	$(23,188)	$(2.32)

(1)	During the first, second and third quarters of fiscal 2011, the Company recorded expenses related to the EAM Restructuring Transaction of $1,342,000, $1,120,000 and $1,302,000, respectively.
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

(6)
The non-cash post-employment compensation issued to a former employee in connection with the Restructuring Transaction previously estimated and reported in the amount of $1,475,000, which is included in salaries and employee benefits on the Consolidated Condensed Statements of Income on the Form 10-Q for the quarter ended January 31, 2011 as filed with the SEC on March 24, 2011, has been restated for the third and fourth quarters of fiscal 2011 to reflect the final valuation of $1,770,000.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

Item 9A.  CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2012, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company’s controls; however, management does not expect that the Company’s disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Vice President & Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Vice President & Treasurer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.  Under applicable SEC rules, no such attestation report by the Company’s registered public accounting firm is required.

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls.  Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(b)  Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 29, 2012 and Principal Occupation	Director Since

Howard A. Brecher* (58). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer; Vice President and Secretary of the Company from prior to 2005 until January 2010; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. since prior to 2005.

Mr. Brecher has been an officer of the Company for more than 19 years. In addition to his current roles with the Company, he has also served as Secretary of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.
1992
Stephen Davis (60). Managing Member, Davis Investigative Group, LLC since 2001. Mr. Davis served as a senior officer in the New York City Police Department and has successfully managed his own business servicing the financial services industry and other clients for more than 10 years.	2010
Alfred Fiore (56). Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport CT from 2004 to 2011 and was a member of that Police Department for more than 33 years.	2010
William Reed (67). President, W.E. Reed. Mr. Reed has successfully managed his own private business for over 40 years, providing a spectrum of services to real estate owners and managers regionally.	2010

Stephen R. Anastasio* (53). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010; Treasurer of each of the Value Line Funds from September 2005 to August 2008.   Mr. Anastasio has been employed by Value Line, Inc. for more than 20 years.  In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company.  His relevant experience also includes being Treasurer of each of the Value Line Mutual Funds from 2005 to 2008. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.
2010
Mary Bernstein* (62). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years.  Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled “Director Qualifications” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

(b)	The information pertaining to executive officers of the Company is set forth in Part I, Item I, subsection J under the caption “Executive Officers of the Registrant” of this Form 10-K.

Audit Committee

The Company has a standing Audit Committee performing the functions described in Section 3(a) (58) (A) of the Securities Exchange Act of 1934, the members of which are:  Mr. Stephen Davis, Mr. Alfred Fiore, and Mr. William Reed.   The Board of Directors has determined that no member of the Audit Committee is an “audit committee financial expert” (as defined in the rules and regulations of the SEC).  The Board of Directors believes that the experience and financial sophistication of the members of the Audit Committee are sufficient to permit the members of the Audit Committee to fulfill the duties and responsibilities of the Audit Committee.  All members of the Audit Committee meet the NASDAQ’s financial sophistication requirements for audit committee members.  The Company intends to accept nominees and nominate a qualified financial expert to the Board to be elected by shareholders at the annual shareholder meeting to be held on September 21, 2012.

Code of Ethics

The Company’s Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, all other officers, and all other employees is available on the Company’s website at www.valueline.com/About/Code of Ethics.aspx.

Procedures for Shareholders to Nominate Directors

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

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

Based on the Company’s review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2012, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2012.

Item 11.  EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2012 as to shares of the Company’s Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	87.2%
220 East 42nd Street
New York, NY 10017

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2012, with respect to shares of the Company’s Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard A. Brecher	500	*
Stephen R. Anastasio	200	*
William Reed	500	*
Stephen Davis	200	*
Alfred Fiore	300	*
Mary Bernstein	200	*
All directors and executive officers as a group (6 persons)	1,900	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns approximately 87.2% of the outstanding shares of the Company’s common stock, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business.  The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement.  During the fiscal year ended April 30, 2012, the Company was reimbursed $268,000 for payments it made on behalf of and services it provided to AB&Co.  At April 30, 2011, the receivables from affiliates included an amount due from the Parent of $38,000.  There was no receivable due from the Parent at April 30, 2012. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them.  The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company’s liability as if it filed a separate federal income tax return.  For the years ended April 30, 2012 and 2011, the Company made payments to AB&Co. for federal income taxes amounting to $650,000 and $348,000, respectively.

As a result of the completion of the Restructuring Transaction on December 23, 2010, the Company no longer receives investment management or distribution services revenues from the Value Line Mutual Funds.  For the period from May 1, 2010 through December 23, 2010, investment management fees and distribution fees amounted to $10,584,000 after taking into account fee waivers for certain of the Value Line Funds. These amounts included distribution fees of $2,308,000, earned by ESI for the period from May 1, 2010 through December 23, 2010.  For the period from May 1, 2010 through December 23, 2010, total management fee waivers were $513,000 and distribution fee waivers were $1,651,000.  The Company currently receives quarterly payments from EAM in a range of 41% to 55% of EAM’s investment management fee revenues (but no share of distribution fees).  During the period from December 23, 2010 through April 30, 2011, the Company recorded as non-voting revenues and profits interest from EAM $2,187,000 and $168,000, respectively, as non-operating income from its equity investment in EAM.  On a transitional basis, EAM and ES occupied a portion of the premises that the Company leases from a third party.  The Company received $189,000 during the period from December 23, 2010 to April 30, 2011 for rental and certain accounting and other administrative support services provided to EAM on a transitional basis.  In accordance with the terms of the Restructuring Transaction and the EAM Declaration of Trust, EAM vacated the Company’s premises before June 1, 2011.  The Company also managed a fixed income portfolio for AB&Co. for which it received an asset based fee of $29,000 during fiscal 2011.  That agreement was terminated effective December 1, 2010.

The revenues receivable from EAM previously reported within current assets at April 30, 2011 on the Form 10-K, were reclassified from receivables from affiliates to Investment in EAM Trust on the Consolidated Balance Sheets at April 30, 2012.  Included in the Company’s Investment in EAM are receivables due from EAM of $497,000 and $514,000 at April 30, 2012 and April 30, 2011, respectively, for the unpaid portion of Value Line’s non-voting revenues and profits interests. The non-voting revenues interest due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

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

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2012 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates for the fiscal years ended April 30, 2012 and 2011, the fees paid to the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	2012	2011
Audit fees	$159,260	$160,785
Audit-related fees	35,145	73,975
Tax fees	144,465	63,390
Total	$338,870	$298,150

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Horowitz & Ullmann, P.C. for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended April 30, 2012 and 2011 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 filed with the SEC on March 24, 2011.

21	List of subsidiaries of Value Line, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.*

32.2
Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.*

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2012. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

* Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

By:	s/ Howard Brecher
Howard Brecher
Chairman & Chief Executive Officer and Director
(Principal Executive Officer)

By:	s/ Stephen R. Anastasio
Stephen R. Anastasio
Vice President & Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated:  July 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

s/ William Reed
William Reed
Director

s/ Stephen Davis
Stephen Davis
Director

s/ Alfred Fiore
Alfred Fiore
Director

s/ Mary Bernstein
Mary Bernstein
Director

Dated:  July 27, 2012

HOROWITZ & ULLMANN, P.C.
Certified Public Accountants

A member of the	275 Madison Avenue
AICPA Center for Audit Quality	New York, NY 10016
New York State Society of CPAs	Telephone: (212) 532-3736
PCAOB registered	Facsimile: (212) 545-8997
E-mail: cpas@horowitz-ullmann.com

Report of Independent Accountants

To the Board of Directors
 of Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries as of April 30, 2012 and 2011 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2012.  Value Line’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Line, Inc. and Subsidiaries at April 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

New York, NY
July 27, 2012

Part II
Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2012	2011

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $10,848 and $6,158, respectively)	$12,042	$6,802
Securities available-for-sale	3,881	12,674
Accounts receivable, net of allowance for doubtful accounts of $44 and $45, respectively	902	1,599
Receivable from affiliates	-	38
Prepaid and refundable income taxes	779	59
Prepaid expenses and other current assets	1,071	1,028
Deferred income taxes	442	3,022
Total current assets	19,117	25,222

Long term assets:
Investment in EAM Trust	56,331	56,367
Property and equipment, net	3,854	4,084
Capitalized software and other intangible assets, net	5,067	2,130
Total long term assets	65,252	62,581

Total assets	$84,369	$87,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,673	$4,266
Accrued salaries	1,108	913
Dividends payable	1,484	1,995
Accrued taxes on income	96	336
Reserve for settlement expenses	275	1,464
Unearned revenue	21,548	22,442
Total current liabilities	27,184	31,416

Long term liabilities:
Unearned revenue	4,447	4,559
Deferred income taxes	20,424	18,574
Total long term liabilities	24,871	23,133
Total liabilities	52,055	54,549

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	31,628	31,644
Treasury stock, at cost (103,619 shares and 25,119 shares, respectively)	(1,390)	(444)
Accumulated other comprehensive income, net of tax	85	63
Total shareholders’ equity	32,314	33,254

Total liabilities and shareholders’ equity	$84,369	$87,803

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended April 30,
	2012	2011	2010

Revenues:
Investment periodicals and related publications	$33,018	$34,406	$35,965
Copyright data fees	3,591	3,568	3,243
Investment management fees & services	-	10,693	18,932
Total revenues	36,609	48,667	58,140

Expenses:
Advertising and promotion	4,203	6,673	9,346
Salaries and employee benefits	15,001	17,242	16,314
Production and distribution	4,894	4,718	5,244
Office and administration	7,173	9,504	11,320
Expenses related to restructuring	-	3,764	-
Provision for settlement	-	(1,767)	48,106
Total expenses	31,271	40,134	90,330
Income (loss) from operations	5,338	8,533	(32,190)

Gain on deconsolidation of subsidiaries	-	50,510	-
Revenues and profits interests in EAM Trust	5,890	2,355	-
Income from securities transactions, net	70	65	837
Income (loss) before income taxes	11,298	61,463	(31,353)
Income tax provision	4,373	23,681	(8,165)
Net income (loss)	$6,925	$37,782	$(23,188)

Earnings (loss) per share, basic & fully diluted	$0.70	$3.79	$(2.32)

Weighted average number of common shares	9,921,925	9,980,000	9,981,600

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
 (in thousands)

	For the Fiscal Years Ended April 30,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,925	$37,782	$(23,188)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	724	593	726
Amortization of bond premium	-	13	1,042
Gain on deconsolidation of subsidiaries	-	(50,510)	-
Post-employment non-cash compensation	-	1,770	-
Non-voting revenues interest in EAM Trust	(5,684)	(2,187)	-
Non-voting profits interest in EAM Trust	(206)	(168)	-
Realized and unrealized losses on securities available-for-sale	11	63	(42)
Deferred income taxes	4,288	23,738	(8,165)
Expenses for operating lease exit obligation	-	914	-
Writedown of software	-	-	727
Changes in operating assets and liabilities:
Proceeds from sales of trading securities	-	-	16,840
Unearned revenue	(1,006)	(176)	(1,820)
Reserve for settlement	(1,189)	(2,783)	4,247
Operating lease exit obligation	(439)	-	-
Accounts payable & accrued expenses	(1,154)	(1,524)	2,117
Accrued salaries	195	(318)	(87)
Accrued taxes on income	(60)	91	388
Prepaid and refundable income taxes	(720)	1,970	(2,086)
Prepaid expenses and other current assets	(43)	(35)	179
Accounts receivable	697	82	672
Receivable from affiliates	37	1,345	(208)
Total adjustments	(4,549)	(27,122)	14,530
Net cash provided (used) by operating activities	2,376	10,660	(8,658)

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Maturities and sales of fixed income securities	11,196	38,021	69,941
Proceeds from sales of equity securities	89	-	-
Purchases of fixed income securities	-	(27,310)	(48,039)
Purchases of equity securities	(2,468)	(1,360)	-
Cash contribution to deconsolidated subsidiary capital	-	(5,484)	-
Distributions received from EAM Trust	5,876	1,793	-
Acquisition of property and equipment	(48)	(106)	(81)
Expenditures for capitalized software	(3,383)	(1,801)	(736)
Net cash provided by investing activities	11,262	3,753	21,085

Cash flows from financing activities:
Purchase of treasury stock at cost	(946)	(90)	-
Dividends paid	(7,452)	(23,956)	(38,928)
Net cash used by financing activities	(8,398)	(24,046)	(38,928)
Net change in cash and cash equivalents	5,240	(9,633)	(26,501)
Cash and cash equivalents at beginning of year	6,802	16,435	42,936
Cash and cash equivalents at end of year	$12,042	$6,802	$16,435

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Fiscal Years Ended April 30, 2012, 2011 and 2010
(in thousands, except share amounts)

	Common stock		Additional paid-in	Treasury Stock		Comprehensive	Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	income (loss)	earnings	income (loss)	Total
Balance as of April 30, 2009	10,000,000	$1,000	$991	(18,400)	$(354)		$78,935	$297	$80,869

Comprehensive loss
Net loss						$(23,188)	(23,188)		(23,188)
Other comprehensive loss, net of tax:
Change in unrealized losses on securities, net of taxes						(299)		(299)	(299)
Comprehensive loss						$(23,487)
Purchase of treasury stock									-
Dividends declared							(35,934)		(35,934)
Balance as of April 30, 2010	10,000,000	$1,000	$991	(18,400)	$(354)		$19,813	$(2)	$21,448

Dividends declared per share were $0.20 for each of the three months ending July 31, 2009, October 31, 2009, and January 31, 2010, and $3.00 for the three months ending April 30, 2010.

	Common stock		Additional paid-in	Treasury Stock		Comprehensive	Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	income (loss)	earnings	income (loss)	Total
Balance as of April 30, 2010	10,000,000	$1,000	$991	(18,400)	$(354)		$19,813	$(2)	$21,448

Comprehensive income
Net income						$37,782	37,782		37,782
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes						65		65	65
Comprehensive income						$37,847
Purchase of treasury stock				(6,719)	(90)				(90)
Dividends declared							(25,951)		(25,951)
Balance as of April 30, 2011	10,000,000	$1,000	$991	(25,119)	$(444)		$31,644	$63	$33,254

Dividends declared per share were $0.20 for each of the three months ending July 31, 2010, January 31, 2011 and April 30, 2011, and $2.00 for the three months ending October 31, 2010.

	Common stock		Additional paid-in	Treasury Stock		Comprehensive	Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	income (loss)	earnings	income (loss)	Total
Balance as of April 30, 2011	10,000,000	$1,000	$991	(25,119)	$(444)		$31,644	$63	$33,254

Comprehensive income
Net income						$6,925	6,925		6,925
Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes						22		22	22
Comprehensive income						$6,947
Purchase of treasury stock				(78,500)	(946)				(946)
Dividends declared							(6,941)		(6,941)
Balance as of April 30, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)		$31,628	$85	$32,314

Dividends declared per share were $0.20 for each of the three months ending July 31, 2011 and October 31, 2011 and $0.15 for each of the three months ending January 31, 2012 and April 30, 2012.

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 1-Organization and Summary of Significant Accounting Policies:

Value Line, Inc. (“Value Line” or “VLI”, and collectively with its subsidiaries, the “Company”) is incorporated in the State of New York.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.  The Company’s primary business is producing investment periodicals and related publications and making available copyright data including certain Value Line trademarks and Value Line Proprietary Ranking System information to third parties under written agreements for use in third party managed and marketed investment products.

Prior to December 23, 2010 (the “Restructuring Date”), VLI, through its direct subsidiary EULAV Asset Management LLC (“EAM LLC”), provided investment management services to the Value Line Mutual Funds (“Value Line Funds” or the “Funds”), institutions and individual accounts, and, through EAM LLC’s subsidiary EULAV Securities, Inc. (“ESI”), provided distribution, marketing, and administrative services to the Value Line Funds.  On December 23, 2010, the Company deconsolidated the asset management and mutual fund distribution subsidiaries and exchanged its controlling interest in these subsidiaries for a non-voting revenues interest and a non-voting profits interest in EULAV Asset Management Trust, a Delaware business statutory trust (“EAM” or “EAM Trust”), the successor to EAM LLC and the sole member of EULAV Securities LLC (“ES”), the successor to ESI, (the “Restructuring Transaction”).  VLI also recorded as post-employment compensation expense the value of a voting profits interest in EAM granted to one of the trustees of EAM, a former VLI employee.  Pursuant to the EAM Declaration of Trust dated as of December 23, 2010 (the “EAM Trust Agreement”), VLI granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking System information to EAM for use in managing the Value Line Funds.  Additional rights of the Company under the EAM Trust Agreement are discussed in Note 15 - Legal Proceedings and Restructuring.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Principles of Consolidation:

The Company follows the guidance in the Financial Accounting Standards Board’s (“FASB”) Topic 810 “Consolidation” to determine if it should consolidate its investment in a variable interest entity (“VIE”). A VIE is a legal entity in which either (i) equity investors do not have sufficient equity investment at risk to enable the entity to finance its activities independently or (ii) the equity holders at risk lack the obligation to absorb losses, the right to receive residual returns or the right to make decisions about the entity’s activities that most significantly affect the entity’s economic performance.  A holder of a variable interest in a VIE is required to consolidate the entity if it is determined that it has a controlling financial interest in the VIE and is therefore the primary beneficiary.  The determination of a controlling financial interest in a VIE is based on a qualitative assessment to identify the variable interest holder, if any, that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) either the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  The accounting guidance requires the Company to perform an ongoing assessment of whether the Company is the primary beneficiary of a VIE and the Company has determined it is not the primary beneficiary of a VIE (see Note 5).

In accordance with FASB’s Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated.  All significant intercompany accounts and transactions have been eliminated in consolidation.  On December 23, 2010, the Company completed the Restructuring Transaction and deconsolidated the related affiliates in accordance with FASB’s Topic 810.  As part of the Restructuring Transaction, the Company received a significant non-voting revenues interest (excluding distribution revenues) and a non-voting profits interest in the new entity, EAM.  The Company relied on the guidance in FASB’s ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated  Statements of Income.

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

Revenue Recognition:

Depending upon the product, subscription fulfillment for Value Line periodicals and publications is available in print, via internet access and CD-ROM.  The length of a subscription varies by product and offer received by the subscriber.  Generally, subscriptions are available as trial subscriptions, annual subscriptions and/or multi-year subscriptions.  Subscription revenues, net of discounts, are recognized ratably when the product is served to the client on a straight line basis over the life of the subscription.  Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheet is shown as unearned revenue within current and long term liabilities.

Value Line, Inc.
Notes to Consolidated Financial Statements

Copyright data revenues are derived from providing certain Value Line trademarks and the Value Line Proprietary Ranking System information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds (“ETFs”).  The Company earns asset-based copyright data fees as specified in the individual agreements.  Revenue is recognized monthly over the term of the agreement and, because it is asset-based, will fluctuate as the market value of the underlying portfolio increases or decreases in value.

Prior to the Restructuring Date, the Company earned investment management fees that consisted of management fees from the Value Line Funds and from asset management clients.  Investment management fees for the Funds were earned on a monthly basis as services were performed.  The fees were calculated based on the average daily net assets of the Funds in accordance with each Fund’s advisory agreement (see Notes 3 and 15).

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the “1940 Act”).  Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds.  Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.  Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid advisory fees.  EAM had no separately managed accounts as of April 30, 2012.  Assets within the separately managed accounts were held at third party custodians and were subject to the terms of the applicable advisory agreements and did not have any advance notice requirement for withdrawals.

Also, prior to the Restructuring Date, service and distribution fees were received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  These plans are compensation plans, which means that the distributor’s fees under these plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.  Expenses incurred by ESI, the distributor of the Value Line Funds prior to the Restructuring Date, included payments to securities dealers, banks, financial institutions and other organizations that provided distribution, marketing, and administrative services with respect to the Value Line Funds.  Service and distribution fees are received by the distributor on a monthly basis and calculated based upon the average daily net assets of the respective Fund in accordance with each Fund’s prospectus (see Notes 3 and 15).

Investment in Unconsolidated Entities:

The Company accounts for its investment in its unconsolidated entity, EAM, using the equity method of accounting in accordance with FASB’s ASC 323.  The equity method is an appropriate means of recognizing increases or decreases measured by GAAP in the economic resources underlying the investments.  Under the equity method, an investor recognizes its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend or distribution. An investor adjusts the carrying amount of an investment for its share of the earnings or losses recognized by the investee.

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

Valuation of Securities:

The Company’s securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in ETFs, shares of equity securities in various publicly traded companies, government debt securities, and Federal Deposit Insurance Corporation (“FDIC”) insured commercial paper  and bank certificates of deposits are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820.  The securities available-for-sale reflected in the Consolidated  Balance Sheets are valued at market and unrealized gains and losses on securities classified as available-for-sale, net of applicable taxes, are reported as a separate component of shareholders’ equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings on trade date and are determined on the identified cost method.

The Company classifies its securities available-for-sale as current assets to properly reflect its liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

Market valuation of securities listed on a securities exchange is based on the closing sales prices on the last business day of each month. Valuation of ETFs shares is based upon the publicly quoted price of the shares listed on a securities exchange. The market value of the Company’s fixed maturity government debt obligations is determined utilizing publicly quoted market prices.  Cash equivalents consist of investments in money market funds that invest primarily in U.S. Government securities.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation techniques used by the Company to measure fair value for Level 1 securities consisted of quoted prices in active markets for identical assets.  The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,848	$-	$-	$10,848

Securities available-for-sale	3,881	-	-	3,881
	$14,729	$-	$-	$14,729

	As of April 30, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,158	$-	$-	$6,158

Securities available-for-sale	12,674	-	-	12,674
	$18,832	$-	$-	$18,832

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2012 and April 30, 2011, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

Advertising expenses:

The Company expenses advertising costs as incurred.

Reclassification and Restatement:

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation, specifically the revenues receivable from EAM previously reported within current assets at April 30, 2011 on the Form 10-K, was reclassified from receivables from affiliates to Investment in EAM Trust on the Consolidated Balance Sheets.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of April 30, 2012, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2012 and April 30, 2011, cash equivalents included $10,848,000 and $6,158,000, respectively, for amounts held as bank certificates of deposits and investments in money market mutual funds that invest in short term U.S. government securities.

Expenses Associated with Restructuring:

The Company expensed  all costs associated with the Restructuring Transaction as incurred (see Note 15 “Legal Proceedings and Restructuring”). In addition, the Company recorded as non-cash post-employment compensation expense the value of the voting profits interest in EAM granted to a former employee.

Note 2-Supplementary Cash Flow Information:

	Fiscal Years ended April 30,
($ in thousands)	2012	2011	2010
State and local income tax payments	$(159)	$(15)	$(531)
Federal income tax payments to the Parent	$(845)	$(348)	$(1,875)
Federal income tax refunds from the Parent	$-	$1,598	$-

Interest payments	$-	$(2)	$(21)

The Company also received $1,598,000 of federal income tax refunds during the first quarter of fiscal 2011, which was included as prepaid and refundable income taxes in the Consolidated Balance Sheet of April 30, 2010.

On December 23, 2010, the Company completed the Restructuring Transaction which included the receipt of a non-voting revenues interest and a non-voting profits interest in EAM in exchange for VLI’s voting shares in EAM LLC and ESI. This investment, classified as Investment in EAM Trust on the Consolidated Balance Sheets, was valued at $55,805,000 as of December 23, 2010, which included $5,484,000 of cash and $1,516,000 of FDIC insured corporate notes, contributed by VLI to EAM as part of the Restructuring Transaction. The Company satisfied its non-cash post-employment compensation obligation, valued at $1,770,000, by granting a voting profits interest to a former employee in connection with the Restructuring Transaction.

As of April 30, 2012 and 2011, the Company’s investments in EAM of $56,331,000 and $56,367,000, respectively, were recorded on the Consolidated Balance Sheets.

See Note 3-Related Party Transactions for amounts associated with Arnold Bernhard and Co., Inc. (“AB&Co.” or the “Parent”).

Note 3-Related Party Transactions:

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

As of the Restructuring Date, December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests going forward, as discussed below.  Total assets in the Value Line Funds managed by EAM at April 30, 2012, were $2.1 billion, 6% below total assets of $2.2 billion in the Value Line Funds managed by EAM at April 30, 2011.  Overall assets in the Value Line Funds at April 30, 2012, decreased $132 million since April 30, 2011, as a result of market depreciation and net redemptions primarily within the equity, money market and variable annuity funds.

Value Line, Inc.
Notes to Consolidated Financial Statements

During the period from May 1, 2010 through December 23, 2010 and the twelve months ended April 30, 2010, investment management fees and distribution service fees (which we refer to as “12b-1 fees”) amounted to $10,584,000 and $18,710,000, respectively, after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included 12b-1 fees of $2,308,000 and $4,124,000, earned for the period from May 1, 2010 through December 23, 2010 and for the twelve months ended April 30, 2010, respectively.  For the period from May 1, 2010 through December 23, 2010 and twelve months ended April 30, 2010, total investment management fee waivers were $513,000 and $898,000, respectively, and total 12b-1 fee waivers were $1,651,000 and $2,642,000, respectively.  With limited exceptions, the Company, EAM LLC and ESI had no right to recoup the previously waived amounts of investment management fees and 12b-1 fees.  Any such recoupment of waived investment management fees is subject to the provisions of the applicable Value Line Funds’ prospectus.  During the period from May 1, 2010 through December 1, 2010, and for the twelve months ended April 30, 2010, separately managed accounts revenues were $109,000 and $222,000, respectively.  Separately managed accounts had $23 million in assets as of December 1, 2010.  Of the $23 million, $20 million was affiliated with AB&Co.  During the third quarter of fiscal 2011, the affiliated entities cancelled their separately managed account agreements with EAM LLC.

The non-voting revenues and 90% of the Company’s non-voting profits interests due from EAM to the Company are payable each calendar quarter under the provisions of the EAM Trust Agreement.  The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $497,000 and $514,000 at April 30, 2012 and April 30, 2011, respectively.

EAM Trust - VLI’s non-voting revenues and non-voting profits interests:

Following the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses.  The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  During the twelve months ended April 30, 2012, the Company recorded revenues of $5,890,000, consisting of $5,684,000, from its non-voting revenues interest in EAM and $206,000, from its non-voting profits interest in EAM without incurring any directly related expenses.  During the period from December 23, 2010 through April 30, 2011, after the Restructuring Transaction the Company recorded revenues of $2,355,000, consisting of $2,187,000, from its non-voting revenues interest in EAM and $168,000, from its non-voting profits interest in EAM.  During the period from December 23, 2010 until May 28, 2011, EAM occupied a portion of the premises that the Company leases from a third party.  The Company received $189,000 during the period from December 23, 2010 to April 30, 2011, and $44,000 for the month of May, 2011 for rent and certain accounting and other administrative support services provided to EAM on a transitional basis during such period.

On March 11, 2010, VLI and the Boards of Trustees/Directors of the Value Line Funds entered into an agreement providing for VLI to reimburse the Funds in the aggregate amount of $917,000 for various past expenses incurred by the Funds in connection with the SEC Settlement described in Note 15. The payable for this expense reimbursement was included in the reserve for settlement expenses on the Consolidated  Balance Sheet of the Company as at April 30, 2010 and the reimbursement was paid in full by VLI in October 2010.

Transactions with Parent:

For the fiscal years ended April 30, 2012, 2011 and 2010, the Company was reimbursed $268,000, $356,000, and $2,105,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent.  At April 30, 2011, the Receivables from affiliates included  receivables from the Parent of $38,000.  There was no receivable due from the Parent at April 30, 2012.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  For the years ended April 30, 2012, 2011, and 2010, the Company made  payments to the Parent for federal income tax amounting to $650,000, $348,000, and $1,875,000, respectively. At April 30, 2012, prepaid and refundable income taxes in the Consolidated Balance Sheet included $530,000 of prepaid federal income tax due from the Parent.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate.  The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2012, the Parent owned approximately 87.2% of the outstanding shares of common stock of the Company.

Note 4-Investments:

Securities Available-for-Sale:

Investments held by the Company and its subsidiaries are classified as securities available-for-sale in accordance with FASB’s ASC 320, Investments - Debt and Equity Securities.  All of the Company’s securities classified as available-for-sale were readily marketable or had a maturity of twelve months or less and were classified as current assets as of April 30, 2012 and April 30, 2011.

Value Line, Inc.
Notes to Consolidated Financial Statements

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks and ETFs that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.

As of April 30, 2012 and 2011, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the First Trust Value Line Dividend, PGF PowerShares preferred stock and S&P Dividend ETFs, and certain shares of equity securities was $3,749,000 and $1,360,000, respectively, and the market value was $3,881,000 and $1,466,000, respectively.

Proceeds from sales of equity securities classified as available-for-sale during the twelve months ended April 30, 2012 were $89,000 and the related capital gains of $11,000 were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income. There were no sales or proceeds from sales of equity securities during the fiscal years ended April 30, 2011, and 2010. The increases in gross unrealized gains on equity securities classified as available-for-sale due to changes in market conditions of $25,000 and $106,000, net of deferred taxes of $9,000 and $37,000, respectively, were included in Shareholders’ Equity at April 30, 2012 and 2011, respectively.

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of government debt securities issued by the United States federal government. There were no fixed income securities as of April 30, 2012.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Financial Statements. Realized gains and losses are recorded on the trade date in the Consolidated Statements of Income when securities are sold, mature or are redeemed. As of April 30, 2012 and April 30, 2011, there were unrealized gains of $85,000 and $63,000, net of deferred taxes of $47,000 and $34,000, respectively.

The carrying value and fair value of securities available-for-sale at April 30, 2012 were as follows:

		Gross	Gross
		Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Common stocks	$103	$14	$(5)	$112
ETFs - equities	2,257	201	(5)	2,453
Inverse ETFs - equities	1,389	-	(73)	1,316
	$3,749	$215	$(83)	$3,881

The carrying value and fair value of securities available-for-sale at April 30, 2011 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FDIC insured commercial paper and U.S. Treasury securities	$11,217	$4	$(13)	$11,208
Common stocks	181	9	-	190
ETFs	1,179	97	-	1,276
	$12,577	$110	$(13)	$12,674

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2012, 2011 and 2010 were $11,196,000, $38,021,000, and $69,941,000, respectively. During fiscal years 2012 and 2011, losses on sales of fixed income securities of $22,000 and $68,000, respectively, were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income. During fiscal 2010, capital gains net of capital losses on sales of fixed income securities of $176,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheet to the Consolidated Statement of Income.

The average yield on the FDIC insured and government debt securities classified as available-for-sale at April 30, 2011 was 0.24%.

Value Line, Inc.
Notes to Consolidated Financial Statements

Income from securities transactions was comprised of the following:

	Fiscal Years ended April 30,
($ in thousands)	2012	2011	2010
Dividend income	$68	$16	$3
Interest income (1)	16	118	856
Realized gains (losses) on equity and fixed income securities available-for-sale (2)	(11)	(68)	176
Realized gains on trading securities	-	-	243
Unrealized gains (losses) on securities available-for-sale	-	5	(377)
Interest expense	-	(2)	(21)
Other	(3)	(4)	(43)
Total income from securities transactions, net	$70	$65	$837

(1) Interest income recorded, net of bond amortization of $0, $14,000 and $1,042,000 during fiscal years of 2012, 2011 and 2010, respectively.
(2) These amounts were reclassified from Accumulated Other Comprehensive Income in the Consolidated  Balance Sheets to the Consolidated  Statements of Income.

Investment in Unconsolidated Entities:

Equity Method Investment:

The Company recorded an asset, Investment in EAM Trust, on its Consolidated  Balance Sheet with an initial valuation as of the Restructuring Date of $55,805,000 as a result of the deconsolidation of EAM LLC and ESI, the former asset management and mutual fund distribution subsidiaries.  In accordance with the Consolidation Topic of the FASB’s ASC, the Company recognized a pre-tax gain in net income of $50,510,000 measured as the difference between the fair value of the consideration received, including satisfaction of its non-cash post-employment compensation obligation of $1,770,000, and the carrying value of the former subsidiaries’ assets and liabilities, which was comprised of $1,180,000 of working capital (cash), transferred pursuant to the Restructuring Transaction. In addition, the Company incurred expenses of $3,764,000 associated with the Restructuring Transaction.  The value of VLI’s investment in EAM at April 30, 2012 and April 30, 2011 reflects the fair value, at the Restructuring Date, of the non-voting revenues interest and non-voting profits interest received in the Restructuring Transaction, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI on the Restructuring Date, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period from the Restructuring Date through the balance sheets dates.

The Company utilized the services of valuation consultants to determine the fair value of the EAM asset and the value of the voting profits interest granted to its former employee.  The valuation methodologies utilized by the third party valuation consultants included a discounted cash flow analysis and market method calculations to determine the fair value of VLI’s non-voting revenues and non-voting profits interest and the fair value of the voting profits interest granted to a former employee. Based upon the results of the valuations and cash and other assets transferred by VLI to EAM in the transaction, the Company recorded a fair value of $55,805,000 for VLI’s non-voting EAM Trust investment.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $12,465,000, 12b-1 fees of $3,466,000 and other income of $12,000. For the same period, total investment management fee waivers were $806,000 and 12b-1 fee waivers were $2,257,000. During the twelve months ended April 30, 2012, EAM’s net income was $461,000 after giving effect to Value Line’s non-voting revenues interest of $5,684,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest. At April 30, 2012, EAM’s total assets were $57,482,000, total liabilities were $1,174,000 and total equity was $56,308,000. At April 30, 2011, EAM’s total assets were $57,780,000, total liabilities were $1,630,000 and total equity was $56,150,000.

Total results of EAM’s investment management operations for the period from December 23, 2010 through April 30, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $4,592,000, 12b-1 fees of $1,293,000 and other income of $3,100. For the same period, total investment management fee waivers were $303,000 and 12b-1 fee waivers were $855,000. For the period from December 23, 2010 through April 30, 2011, EAM’s net income was $336,000, after giving effect to Value Line’s non-voting revenues interest of $2,187,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

Note 5: Variable Interest Entity

As discussed in Note 15 - Legal Proceedings and Restructuring, as part of the Restructuring Transaction, the Company retained a  non-voting revenues interest and a 50% non-voting profits interest in EAM, which was formed to carry on the asset management and mutual fund distribution businesses formerly conducted by the Company. EAM is considered to be a VIE. The Company makes its determination for consolidation of EAM as a VIE based on a qualitative assessment of the purpose and design of EAM, the terms and characteristics of the variable interests in EAM, and the risks EAM is designed to originate and pass through to holders of variable interests.  Other than EAM, the Company does not have an interest in any other VIEs.

The Company has determined that it does not have a controlling financial interest in EAM because it does not have the power to direct the activities of EAM that most significantly impact its economic performance. Value Line does not hold any voting stock of EAM and it does not have any involvement in the day-to-day activities or operations of EAM. Although the EAM Trust Agreement provides Value Line with certain consent rights and contains certain restrictive covenants related to the activities of EAM, these are considered to be protective rights and therefore Value Line does not maintain control over EAM.

In addition, although EAM is expected to be profitable, there is a risk that it could operate at a loss. While all of the profit interest shareholders in EAM are subject to variability based on EAM’s operations risk, Value Line’s non-voting revenues interest in EAM is a preferred interest in the revenues of EAM, rather than a profits interest in EAM, and Value Line accordingly believes it is subject to proportionately less risk than other holders of the profits interests.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1) (2)	Liabilities	Maximum Exposure to Loss
As of April 30, 2012	$57,482	$56,331	$-	$56,331
As of April 30, 2011	$57,780	$56,367	$-	$56,367

(1) Reported within Long Term Assets on Consolidated Balance Sheets.

(2) Revenues receivable from EAM of $514,000, previously reported within Current Assets at April 30, 2011 on the Company’s Form 10-K, filed with the SEC on July 29, 2011, were reclassified and restated from Receivables from Affiliates to Investment in EAM Trust during fiscal 2012 on the Consolidated Balance Sheets.

Value Line, Inc.
Notes to Consolidated Financial Statements

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

Property and equipment consist of the following:
	As of April 30,
($ in thousands)	2012	2011

Land	$726	$726
Building and leasehold improvements	7,283	7,283
Furniture and equipment	10,955	10,907
	18,964	18,916
Accumulated depreciation and amortization	(15,110)	(14,832)
	$3,854	$4,084

Note 7-Federal, State and Local Income Taxes:

The Company computes its income tax provision in accordance with the requirements of the Income Tax Topic of the FASB’s ASC.

The provision for income taxes includes the following:

	Fiscal Years ended April 30,
($ in thousands)	2012	2011	2010
Current tax expense/(benefit):
Federal	$139	$356	$-
State and local	(54)	(413)	-
	85	(57)	-
Deferred tax expense/(benefit):
Federal	3,785	20,535	(7,086)
State and local	503	3,203	(1,079)
	4,288	23,738	(8,165)
Income tax provision (benefit):	$4,373	$23,681	$(8,165)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	Fiscal Years ended April 30,
($ in thousands)	2012	2011
Federal tax benefit (liability):
Net operating loss	$126	$2,226
Unrealized gains on securities available-for-sale	(46)	(34)
Operating lease exit obligation	153	211
Deferred professional fees	80	109
Deferred charges	76	192
Total federal tax benefit	389	2,704

State and local tax benefits:
Net operating loss	15	268
Other	38	50
Total state and local tax benefits	53	318
Deferred tax asset, short term	$442	$3,022

Value Line, Inc.
Notes to Consolidated Financial Statements

	Fiscal Years ended April 30,
($ in thousands)	2012	2011
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Lease exit obligation	1,032	(108)
Depreciation and amortization	120	(364)
Total federal tax liability	18,212	16,588

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,182	2,132
Deferred non-cash post-employment compensation	(76)	(62)
Lease exit obligation	-	(25)
Depreciation and amortization	127	(45)
Deferred professional fees	(21)	(14)
Total state and local tax liabilities	2,212	1,986
Deferred tax liability, long term	$20,424	$18,574

The Company’s net operating loss carryforward of approximately $7.3 million was mostly utilized during the twelve months ended April 30, 2012. The tax effect of temporary differences giving rise to the Company’s long term deferred tax liability is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company’s asset management and mutual fund distribution subsidiaries, partially offset by the long term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI’s former employee and the tax benefits related to the Company’s exit lease obligation of $914,000 all recognized in fiscal 2011.

As of April 30, 2012 and 2011, the remaining lease exit obligation related to EAM’s relocation was $475,000 and $914,000, respectively. The Company expensed $914,000 of the accrued lease exit obligation related to EAM’s relocation during fiscal 2011.

The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflect the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The annual effective tax rate changed during fiscal 2012 due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.

The overall effective income tax rates, as a percentage of pre-tax income, for the fiscal years ended April 30, 2012, 2011, and 2010 were 38.71%, 38.53% and 26.04%, respectively.

The non-deductible portion of the provision for the Settlement with the SEC described in Note 15 included in fiscal 2010 and the change in the amount of the Company’s non-taxable investment income, events that do not have tax consequences, significantly contributed to the increase in the fiscal 2011 versus fiscal 2010 tax rate. The fluctuation in the effective income tax rate is also attributable to the alternative minimum tax on the limitation to the Company’s net operating loss carryforward in fiscal 2012 and 2011.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Fiscal Years ended April 30,
	2012	2011	2010
U.S. statutory federal rate	35.00%	35.00%	35.00%
Increase/(decrease) in tax rate from:
Tax effect of non-deductible portion of provision for settlement	-	-	-11.16%
State and local income taxes, net of federal income tax benefit	2.58%	2.95%	2.24%
Effect of dividends received deductions	-	-	0.33%
Alternative minimum tax - net operating loss limitation	1.23%	0.58%	-
Other, net	-0.10%	-	-0.37%
Effective income tax rate	38.71%	38.53%	26.04%

The Company believes that, as of April 30, 2012, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

Value Line, Inc.
Notes to Consolidated Financial Statements

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years 2009, 2010, and 2011 are subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities. The Internal Revenue Service (“IRS”) and New York State tax authorities have recently concluded an examination for the years ended through April 30, 2008, which resulted in no changes that had any adverse effect on the Company’s financial statements. More recently, the IRS has concluded its examination of the Company’s federal income tax returns through the fiscal year 2010, which resulted in no changes that had any adverse effect on the Company’s financial statements.

Note 8-Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2012 and 2011, the Company accrued expense of $447,000 and $500,000, respectively, related to the Plan. There was no profit sharing contribution made by the Company in fiscal 2010.

Note 9-Lease Commitments:

On June 4, 1993, the Company entered into a 15 year lease agreement to provide primary office space. The lease included free rental periods as well as scheduled base rent escalations over the term of the lease. In April 2007, the Company extended the term for 5 additional years at a market rental rate to May 2013. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease. Future minimum payments, exclusive of forecasted increases in real estate taxes and wage escalations, under operating leases for equipment and office space, with remaining terms of one year or more, are as follows:

Fiscal Years ended April 30,	($ in thousands)
2013	$2,948
2014	246
Thereafter	-
$3,194

Rental expense for the years ended April 30, 2012, 2011, and 2010 under operating leases covering office space was $2,509,000, $3,862,000, and $2,948,000, respectively. During fiscal 2012, office space rental decreased as a result of the classification of a portion of the lease payments as a reduction of the accrued lease exit obligation related to EAM’s relocation in fiscal 2011. The increase in fiscal 2011 rent expenses was a result of an accrual of $914,000 for operating lease exit costs related to the deconsolidation of EAM from the operating facility of the Company.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 10-Business Segments:

Prior to December 23, 2010, (the Restructuring Transaction date), the Company operated two reportable business segments: (1) Publishing and (2) Investment Management. The Publishing segment, the Company’s only reportable segment subsequent to the Restructuring Transaction date, produces investment periodicals and related publications (retail and institutional) in both print and electronic form, and includes copyright data fees for the Value Line Proprietary Ranking System information and other proprietary information. The Investment Management segment provided advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments were differentiated by the products and services they offered. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

Disclosure of reportable segment information for the twelve months ended April 30, 2011 was as follows:

($ in thousands)	Publishing	Investment Management	Consolidated Total
Revenues from external customers	$37,974	$10,693	$48,667
Intersegment revenues	7	-	7
Total revenues for reportable segments	37,981	10,693	48,674
Elimination of intersegment revenues	(7)	-	(7)
Total consolidated revenues	$37,974	$10,693	$48,667

Depreciation and amortization	$576	$14	$590

Gain from deconsolidation of subsidiaries (1)	$-	$50,510	$50,510
Income from securities transactions	-	6	6
Segment profit (loss) from operations (2)	8,984	(448)	8,536
Profit for reportable segments	$8,984	$50,068	$59,052

Revenues and profits interests in EAM Trust			2,355
Income from securities transactions related to corporate assets			59
Depreciation related to corporate assets			(3)
Income before income taxes			$61,463

(1) Represents the gain of $50,510,000 from deconsolidation of the asset management and Value Line Mutual Fund Distribution subsidiaries.

(2) Included in the Investment Management business segment in fiscal 2011 are expenses of $3,764,000 related to the Company’s restructure of its Investment Management business segment, $914,000 of expenses related to its exit lease obligation for the office space previously occupied by EAM LLC, and non-cash post-employment compensation expense of $1,770,000 related to the value of the voting profits interest in EAM granted by VLI to a former employee of the Company who is presently the CEO of EAM. Fiscal 2011 Investment Management segment expenses included the reversal of $1,767,000 of previously recorded expenses associated with the Provision for Settlement due to a change in estimated costs to administer the Fair Fund.

As of April 30, 2011, additional reportable segment information was as follows:

		Expenditures
		for Segment
($ in thousands)	Assets	Assets
Publishing	$11,827	$1,897
Investment Management	-	10
Corporate assets	75,976	-
Consolidated total	$87,803	$1,907

Value Line, Inc.
Notes to Consolidated Financial Statements

Disclosure of reportable segment information for the twelve months ended April 30, 2010 was as follows:

		Investment	Consolidated
($ in thousands)	Publishing	Management	Total
Revenues from external customers	$39,208	$18,932	$58,140
Intersegment revenues	20	-	20
Total revenues for reportable segments	39,228	18,932	58,160
Elimination of intersegment revenues	(20)	-	(20)
Total consolidated revenues	$39,208	$18,932	$58,140

Depreciation and amortization	$686	$39	$725

Income (loss) from securities transactions	$(62)	$160	$98
Segment profit (loss) from operations (1)	10,425	(42,614)	(32,189)
Profit (loss) for reportable segments	$10,363	$(42,454)	$(32,091)

Income from securities transactions related to corporate assets			739
Depreciation related to corporate assets			(1)
Loss before income taxes			$(31,353)

(1)  Included in the Publishing segment in fiscal 2010 is a charge of $727,000 related to the write-down of development software and the Investment Management segment included expenses of $48,106,000 related to the Settlement with the SEC.

As of April 30, 2010, additional reportable segment information was as follows:

		Expenditures
		for Segment
($ in thousands)	Assets	Assets
Publishing	$12,734	$809
Investment Management	9,397	8
Corporate assets	37,854	-
Consolidated total	$59,985	$817

Note 11-Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3, no single customer accounted for a significant portion of the Company’s sales in fiscal 2012, 2011, or 2010, nor its accounts receivable as of April 30, 2012 or 2011.

Note 12-Comprehensive Income:

The FASB’s ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2012, the Company held equities securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Balance Sheets. Additionally, as of April 30, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Balance Sheets.

For the twelve months ended April 30, 2012 and 2011, comprehensive income was $6,947,000 and $37,847,000, respectively. For the twelve months ended April 30, 2010, comprehensive loss was $23,487,000. The components of comprehensive income that are included in the Consolidated  Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2012 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities during the period	$24	$(33)	$24	$15
Add: Adjustments for losses realized in net income	11	(4)	-	7

	$35	$(37)	$24	$22

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

Value Line, Inc.
Notes to Consolidated Financial Statements

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2011 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities during the period	$32	$(14)	$3	$21
Add: Adjustments for losses realized in net income	68	(24)	-	44
	$100	$(38)	$3	$65

The components of comprehensive loss that are included in the Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2010 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized losses on securities during the period	$(285)	$160	$(60)	$(185)
Less: Adjustments for gains realized in net income	(176)	-	62	(114)
	$(461)	$160	$2	$(299)

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

The Company capitalized $3,383,000 and $1,801,000 related to the development of software for internal use for the twelve months ended April 30, 2012 and 2011, respectively, of which $2,153,000 related to development costs for the digital production software project and $1,230,000 related to a new fulfillment system. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately from 3 to 5 years. Amortization expense for the years ended April 30, 2012, 2011, and 2010 was $446,000, $332,000, and $426,000, respectively.  During fiscal year 2010, the Company expensed $727,000 of capitalized development costs related to a production software  project that was determined to be no longer viable.

The new fulfillment system was placed in service on December 1, 2011. The Company’s refreshed website, Single Sign On (“SSO”) and new e-commerce and website shopping cart were also placed in service during December 2011. A new institutional sales website ValueLinePro.com was launched by the Company during March 2012.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 14 - Treasury Stock and Repurchase Program:

On January 20, 2011, the Company’s Board of Directors approved the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable up to an aggregate purchase amount of $3,200,000. The repurchase authorization extended through January 15, 2012, unless further extended or earlier terminated by the Board of Directors. The repurchase program expired on January 15, 2012 and was not renewed by the Company’s Board of Directors. During fiscal 2012, the Company repurchased an aggregate of 78,500 shares of the Company’s common stock for $946,000, at an average price of $12.05 per share under the repurchase program. During fiscal 2011, the Company repurchased an aggregate of 6,719 shares of the Company’s common stock for $90,000, at an average price of $13.39 per share.

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program

Balance as of April 30, 2010 (1)	18,400	$354	$19.24	n/a

Purchases effected in open market	6,719	90	$13.39	$3,110

Balance as of April 30, 2011	25,119	$444	$17.67	$3,110

Purchases effected in open market	78,500	946	$12.05	$2,165

Balance as of April 30, 2012 (2)	103,619	$1,390	$13.41	$-

(1)	18,400 shares with an aggregate cost of $354,000 were acquired prior to the repurchase program authorized in January 2011.

(2)	The repurchase program expired on January 15, 2012 and was not renewed by the Company’s Board of Directors.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 15-Legal Proceedings and Restructuring:

In November 2009, the Company concluded a negotiated settlement with the SEC as a result of an investigation into former brokerage practices (the “Settlement”).  To comply with the SEC order, the Company during fiscal 2011 disassociated itself from the former Investment Adviser and broker-dealer operations in the previously defined Restructuring Transaction.

As required by the Settlement, the Company paid $43,706,000 to the SEC in November 2009. This payment was used by the SEC to create a “Fair Fund” pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002.  The Fair Fund is being used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement.  The Company is required to bear all costs associated with the Fair Fund distribution, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution.  The SEC has appointed A.B. Data, Ltd., which has no affiliation with the Company, as the Administrator of the Fair Fund.  During fiscal 2011, the Company reduced its estimate of the costs of administration of the Fair Fund and other costs associated with the Settlement from $4,400,000 to $2,633,000.

In order to comply with the Settlement, the Company also entered into the Restructuring Transaction, which was effective as of December 23, 2010 (the “Restructuring Date”), whereby the investment advisory business (including both the investment adviser to the Value Line Funds and the underwriter and distributor of the Value Line Funds) was transferred to EAM, a Delaware business statutory trust.  As part of the Restructuring Transaction, the Company transferred 100% of the voting power in EAM to five individual voting profits interest holders of EAM. Each of the five individuals holding voting profits interests in EAM, none of whom is under the control of the Company or its direct or indirect majority shareholder, was granted 20% of the voting power in EAM.  As a result, the Company ceased to “control” (as that term is defined in the 1940 Act) the Adviser or the Distributor, even though the Company continues to have both a non-voting revenues interest and a non-voting profits interest in EAM.

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

Each Fund had a distribution agreement with ESI (the “Distributor”), a wholly-owned subsidiary of EAM LLC, pursuant to which the Distributor acted as principal underwriter and distributor of the Funds.  As part of the Restructuring Transaction ESI was restructured as a Delaware limited liability company and changed its name to EULAV Securities LLC (which we sometimes refer to as “ES”).  No other changes were made to the Distributor’s organization, including its operations and personnel.  The Distributor is not entitled to receive any compensation for its services under the Agreements, although it is entitled to receive fees under each Fund’s Service and Distribution Plan.

As part of the Restructuring Transaction, EAM’s capital structure was revised so that Value Line owns only a non-voting revenues interest and a non-voting profits interest in EAM and five individuals each own 20% of the voting profits interests of EAM.  The holders of EAM’s voting profits interests were required to elect five individual trustees and a Delaware resident trustee of EAM.  The trustees of EAM, other than the Delaware trustee, function like a board of directors in managing the business of EAM.  The five holders of the voting profits interests elected themselves as the five initial individual trustees of EAM and elected the Corporation Trust Company as the Delaware resident trustee.

Value Line, Inc.
Notes to Consolidated Financial Statements

Collectively, the holders of the voting profits interests in EAM are entitled to receive 50% of the residual profits of the business, in which the share of Mr. Appel is 45% and the others each 1.25%, subject to temporary adjustments in certain circumstances.  Value Line retains a non-voting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances, and has no power to vote for the election, removal or replacement of the trustees of EAM. Value Line also has a non-voting revenues interest in EAM pursuant to which it is entitled to receive a portion of the non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved as determined by the directors of Value Line after reviewing a valuation report by the directors’ financial advisors) plus any additional capital contributions (Value Line or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holder of the non-voting profits interests (currently, Value Line); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holder of the non-voting profits interest (currently, Value Line).

In connection with the Restructuring Transaction, Value Line (1) granted each Fund use of the name “Value Line” so long as EAM remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies from those in effect on the date of the investment advisory agreement with EAM, provided also that the Funds do not use leverage for investment purposes or engage in, short selling or other complex or unusual investment  strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide EAM its Proprietary System information without charge on as favorable a basis as to Value Line’s best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents.

EAM is organized as a Delaware statutory trust and has no fixed term.  However, in the event that control of the Company’s majority shareholder changes, or in the event that the majority shareholder no longer beneficially owns 5% or more of the voting securities of the Company, then the Company has the right, but not the obligation, to buy the voting profits interests in EAM at a fair market value to be determined by an independent valuation firm in accordance with the terms of the EAM Declaration of Trust.

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

On a short-term transitional basis, EAM occupied a portion of the premises that the Company leases from a third party.  The Company received rental payments from EAM and provided certain accounting and other administrative support services to EAM on a transitional basis. In accordance with the terms of the Restructuring Transaction, EAM vacated the Company’s leased premises before June 1, 2011.

Value Line, Inc.
Notes to Consolidated Financial Statements

On September 3, 2008, the Company was served with a derivative shareholder’s suit filed in the New York County Supreme Court (the “Court”) naming as defendants certain current and former directors of the Company and alleging breach of fiduciary duty, primarily arising from matters which gave rise to the settlement of the SEC matter. The complaint sought return of remuneration by the directors and other remedies. A second derivative shareholder’s suit was filed in the Court on or about November 9, 2009, naming certain current and former Value Line directors and Value Line’s controlling shareholder, AB&Co., as defendants. The allegations made and remedies sought in this suit were substantially identical to those of the September 2008 derivative suit.  In January 2010, the Court consolidated the two actions.

Following mediation, the defendants in the consolidated cases filed in 2008 and 2009 entered into a settlement agreement with the plaintiffs, which was approved by the Court on December 7, 2011. The settlement called for payment of settlement funds, from sources other than Value Line or any of its subsidiaries, in an aggregate sum of $2.9 million, inclusive of all legal fees and other costs and expenses of the plaintiffs, for the benefit of the Company’s shareholders other than AB&Co., all other named defendants and members of the immediate families of named defendants.  The settlement payment was made on February 6, 2012, and the net settlement funds in the amount of $1.5177 per share were distributed on March 9, 2012 to all shareholders of record (other than the excepted categories) as of December 7, 2011.

Since the settlement payment into the settlement fund was by parties other than the Company, the settlement had no material effect on the financial condition, results of operations or cash flows of the Company.