Form 10-Q
period 2012-07-31
VALUE LINE INC
filed 2012-09-14
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2012

Common stock, $0.10 par value	9,896,381 Shares

VALUE LINE INC.
TABLE OF CONTENTS

Part I - Financial Information
  Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2012	2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $8,702 and $10,848, respectively)	$9,781	$12,042
Securities available-for-sale	4,226	3,881
Accounts receivable, net of allowance for doubtful accounts of $41 and $44, respectively	1,253	902
Receivable from affiliates	40	-
Prepaid and refundable income taxes	163	779
Prepaid expenses and other current assets	959	1,071
Deferred income taxes	221	442
Total current assets	16,643	19,117

Long term assets:
Investment in EAM Trust	57,306	56,331
Property and equipment, net	3,801	3,854
Capitalized software and other intangible assets, net	5,177	5,067
Total long term assets	66,284	65,252

Total assets	$82,927	$84,369

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,156	$2,673
Accrued salaries	1,024	1,108
Dividends payable	1,485	1,484
Accrued taxes on income	-	96
Reserve for settlement expenses	266	275
Unearned revenue	20,536	21,548
Total current liabilities	25,467	27,184

Long term liabilities:
Unearned revenue	4,056	4,447
Deferred income taxes	20,772	20,424
Total long term liabilities	24,828	24,871
Total liabilities	50,295	52,055

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	31,919	31,628
Treasury stock, at cost (103,619 shares)	(1,390)	(1,390)
Accumulated other comprehensive income, net of tax	112	85
Total shareholders’ equity	32,632	32,314

Total liabilities and shareholders’ equity	$82,927	$84,369

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended
	July 31,
	2012	2011

Revenues:
Investment periodicals and related publications	$8,028	$8,398
Copyright data fees	910	972
Total revenues	8,938	9,370

Expenses:
Advertising and promotion	812	1,121
Salaries and employee benefits	3,779	3,640
Production and distribution	1,362	1,229
Office and administration	1,633	1,742
Total expenses	7,586	7,732
Income from operations	1,352	1,638

Revenues and profits interests in EAM Trust	1,473	1,572
Income from securities transactions, net	26	11
Income before income taxes	2,851	3,221
Income tax provision	1,075	1,145
Net income	$1,776	$2,076

Earnings per share, basic & fully diluted	$0.18	$0.21

Weighted average number of common shares	9,896,381	9,965,021

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2012	2011

Net income	$1,776	$2,076

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	27	(49)
Other comprehensive income (loss)	27	(49)
Comprehensive income	$1,803	$2,027

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,776	$2,076
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	363	135
Non-voting revenues interest in EAM Trust	(1,394)	(1,491)
Non-voting profits interest in EAM Trust	(79)	(81)
Realized losses on securities available-for-sale	-	5
Deferred income taxes	554	1,216
Changes in operating assets and liabilities:
Unearned revenue	(1,403)	(1,602)
Reserve for settlement	(9)	(80)
Operating lease exit obligation	(109)	(145)
Accounts payable & accrued expenses	(408)	(730)
Accrued salaries	(84)	(132)
Accrued taxes on income	(96)	-
Prepaid and refundable income taxes	616	(70)
Prepaid expenses and other current assets	112	36
Accounts receivable	(351)	301
Receivable from affiliates	(40)	36
Total adjustments	(2,328)	(2,602)
Net cash used by operating activities	(552)	(526)

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Maturities and sales of fixed income securities	-	2,998
Purchases of equity securities	(303)	-
Distributions received from EAM Trust	498	1,626
Acquisition of property and equipment	(15)	(4)
Expenditures for capitalized software	(405)	(1,557)
Net cash (used) provided by investing activities	(225)	3,063

Cash flows from financing activities:
Purchase of treasury stock at cost	-	(158)
Dividends paid	(1,484)	(1,995)
Net cash used by financing activities	(1,484)	(2,153)
Net change in cash and cash equivalents	(2,261)	384
Cash and cash equivalents at beginning of year	12,042	6,802
Cash and cash equivalents at end of period	$9,781	$7,186

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Three Months Ended July 31, 2012
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,628	$85	$32,314

Net income						1,776		1,776
Change in unrealized gains on securities, net of taxes							27	27
Dividends declared						(1,485)		(1,485)
Balance at July 31, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,919	$112	$32,632

Dividends declared per share were $0.15 for the three months ending July 31, 2012.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Three Months Ended July 31, 2011
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2011	10,000,000	$1,000	$991	(25,119)	$(444)	$31,644	$63	$33,254

Net income						2,076		2,076
Change in unrealized gains on securities, net of taxes							(49)	(49)
Purchase of treasury stock				(11,700)	(158)			(158)
Dividends declared						(1,993)		(1,993)
Balance at July 31, 2011	10,000,000	$1,000	$991	(36,819)	$(602)	$31,727	$14	$33,130

Dividends declared per share were $0.20 for the three months ending July 31, 2011.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2012
(Unaudited)

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

The Consolidated Condensed Balance Sheet as of April 30, 2012, which has been derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Condensed Financial Statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 filed with the SEC on July 27, 2012 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

In accordance with FASB’s Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. On December 23, 2010, the Company completed the deconsolidation of the related affiliates (the “Restructuring Transaction”) in accordance with FASB’s Topic 810. As part of the Restructuring Transaction, the Company received a significant non-voting revenues interest (excluding distribution revenues) and a non-voting profits interest in the new entity, EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”). The Company relied on the guidance in FASB’s ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated Condensed Statements of Income.

Revenue Recognition:

Depending upon the product, subscription fulfillment for Value Line periodicals and related publications is available in print or digitally, via internet access. The length of a subscription varies by product and offer received by the subscriber. Generally, subscriptions are available as trial subscriptions, annual subscriptions and/or multi-year subscriptions. Subscription revenues, net of discounts, are recognized ratably when the product is served to the client on a straight line basis over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheets are shown as unearned revenue within current and long term liabilities.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2012
(Unaudited)

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

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a “non-voting revenues interest” and a “non-voting profits interest” in EAM as defined in the EAM Declaration of Trust dated as of December 23, 2010 (the “EAM Trust Agreement”). The business of EAM is managed by its trustees each owning 20% of the voting profits interest of EAM and by its officers subject to the direction of the trustees. The non-voting revenues interest entitles the Company to receive a range of 41% to 55%, based on the amount of EAM’s adjusted gross revenues, excluding ES’s distribution revenues (“Revenues Interest”). The non-voting profits interest entitles the Company to receive 50% of EAM’s profits, subject to certain limited adjustments as defined in the EAM Trust Agreement (“Profits Interest”). The Revenues Interest and at least 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line. The Company’s Revenues Interest in EAM excludes participation in the service and distribution fees of EAM’s subsidiary, ES. The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting. Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM’s revenues and profits.

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

Service and distribution fees are received by the distributor from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940 on a monthly basis and are calculated based upon the average daily net assets of the respective Fund in accordance with each Fund’s prospectus. These plans are compensation plans, which means that the distributor’s fees under these plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the “1940 Act”). Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.

Valuation of Securities:

The Company’s securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in ETFs, shares of equity securities in various publicly traded companies and bank certificates of deposits and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820. The securities classified available-for-sale reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders’ equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings as of the trade date and are determined on the identified cost method.

The Company classifies its securities available-for-sale as current assets to properly reflect its liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

Market valuation of securities listed on a securities exchange and ETF shares is based on the closing sales prices on the last business day of each month. The market value of the Company’s fixed maturity government debt obligations is determined utilizing publicly quoted market prices. Cash equivalents consist of investments in money market funds that invest primarily in U.S. Government securities valued in accordance with rule 2a-7 under the 1940 Act.

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
July 31, 2012
(Unaudited)

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.
Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,702	$-	$-	$8,702
Securities available-for-sale	4,226	-	-	4,226
	$12,928	$-	$-	$12,928

	As of April 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,848	$-	$-	$10,848
Securities available-for-sale	3,881	-	-	3,881
	$14,729	$-	$-	$14,729

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2012 and April 30, 2012, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of July 31, 2012, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2012 and April 30, 2012, cash equivalents included $8,702,000 and $10,848,000, respectively, for amounts held as bank certificates of deposits and investments in money market mutual funds that invest in short term U.S. government securities.

Note 2 - Investments:

Securities Available-for-Sale:

Investments held by the Company and its subsidiaries are classified as securities available-for-sale in accordance with FASB’s ASC 320, Investments - Debt and Equity Securities. All of the Company’s securities classified as available-for-sale were readily marketable and had a maturity of twelve months or less and are classified as current assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2012
(Unaudited)

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions. As of July 31, 2012 and April 30, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of July 31, 2012 and April 30, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of July 31, 2012 and April 30, 2012, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $4,053,000 and $3,749,000, respectively, and the fair value was $4,226,000 and $3,881,000, respectively.

There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2012 and July 31, 2011. The increases in gross unrealized gains on equity securities classified as available-for-sale of $42,000, net of deferred taxes of $15,000, were included in Shareholders’ Equity at July 31, 2012. The decreases in gross unrealized gains on equity and fixed income securities classified as available-for-sale of $75,000, net of deferred taxes of $26,000, were included in Shareholders’ Equity at July 31, 2011.

The carrying value and fair value of securities available-for-sale at July 31, 2012 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$18	$(10)	$111
ETFs - equities	2,561	237	-	2,798
Inverse ETFs - equities	1,389	-	(72)	1,317
	$4,053	$255	$(82)	$4,226

The carrying value and fair value of securities available-for-sale at April 30, 2012 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$14	$(5)	$112
ETFs - equities	2,257	201	(5)	2,453
Inverse ETFs - equities	1,389	-	(73)	1,316
	$3,749	$215	$(83)	$3,881

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of government debt securities issued by the United States federal government. There were no fixed income securities as of July 31, 2012 or April 30, 2012.

During the three months ended July 31, 2011, proceeds from maturities and sales of government debt securities classified as available-for-sale were $2,998,000 and realized losses on sales of fixed income securities was $5,000.

Income from securities transactions was comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2012	2011
Dividend income	$26	$12
Interest income	-	8
Realized losses on securities available-for-sale (1)	-	(5)
Other	-	(4)
Total income from securities transactions, net	$26	$11

(1) This amount was reclassified from Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheets to the Consolidated Condensed Statements of Income.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of July 31, 2012 and April 30, 2012, accumulated other comprehensive income, net of deferred taxes of $61,000 and $47,000, was $112,000 and $85,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2012
(Unaudited)

Investment in Unconsolidated Entities:
Equity Method Investment:

As of July 31, 2012, and April 30, 2012, the Company’s investment in EAM Trust, on the Consolidated Condensed Balance Sheet was $57,306,000 and $56,331,000, respectively.

The value of VLI’s investment in EAM at July 31, 2012 and April 30, 2012 reflects the fair value of contributed capital of $55,805,000 at inception, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements. EAM did not record any impairment losses for its assets during the fiscal years 2013 or 2012.

The overall results of EAM’s investment management operations during the three months ended July 31, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,080,000 and 12b-1 fees of $891,000. For the three months ended July 31, 2012, total investment management fee waivers primarily related to the USGMMF, were $179,000 and 12b-1 fee waivers related to nine of the Value Line Mutual Funds, were $541,000. During the three months ended July 31, 2012, EAM’s net income was $158,000 after giving effect to Value Line’s non-voting revenues interest of $1,394,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest. At July 31, 2012, EAM’s total assets were $58,838,000, total liabilities were $2,472,000, including a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,482,000, and total equity was $56,366,000, exclusive of EAM’s quarterly obligation of $1,539,000 for distributions to all interest holders.

Total results of EAM’s investment management operations during the three months ended July 31, 2011, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $3,301,000, 12b-1 fees of $928,000 and other income of $4,000. For the same period, total investment management fee waivers primarily related to the USGMMF, were $230,000 and 12b-1 fee waivers related to eleven of the Value Line Mutual Funds, were $618,000. During the three months ended July 31, 2011, EAM’s net income was $162,000, after giving effect to Value Line’s non-voting revenues interest of $1,491,000, but before distributions to voting profits interest holders and to the Company in respect of its non-voting profits interest. At July 31, 2011, EAM’s total assets were $58,091,000, total liabilities were $1,471,000 and total equity was $56,620,000.

Note 3 - Variable Interest Entity

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

The Company has determined that it does not have a controlling financial interest in EAM because it does not have the power to direct the activities of EAM that most significantly impact its economic performance. Value Line does not hold any voting stock of EAM and it does not have any involvement in the day-to-day activities or operations of EAM. Although the EAM Trust Agreement provides Value Line with certain consent rights and contains certain restrictive covenants related to the activities of EAM, these are considered to be protective rights and therefore, Value Line does not maintain control over EAM.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2012
(Unaudited)

The Company has not provided any explicit or implicit financial or other support to EAM other than what was contractually agreed to in the EAM Trust Agreement. Value Line has no obligation to fund EAM in the future and, as a result, has no exposure to loss beyond its initial investment and any undistributed revenues and profits interests retained in EAM. The following table presents the total assets of EAM, the maximum exposure to loss due to involvement with EAM, as well as the value of the assets and liabilities the Company has recorded on its Consolidated Condensed Balance Sheets for its interest in EAM.

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2012	$58,838	$57,306	$-	$57,306
As of April 30, 2012	$57,482	$56,331	$-	$56,331

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

The Company did not make any income tax payments during the three months ended July 31, 2012 or 2011.

Note 5 - Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2012 and 2011, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $115,000 and $150,000, respectively.

Note 6 - Comprehensive Income:

The FASB’s ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

In May 2012, the Company adopted the provisions of Accounting Standards Update 2011-05 to reflect comprehensive income in two statements which include the components of net income and total net income in the first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income.

As of July 31, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of July 31, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield. As of July 31, 2011, the Company held both equity and U.S. Government debt securities that are classified as available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets.

For the three months ended July 31, 2012 and 2011, comprehensive income was $1,803,000 and $2,027,000, respectively.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the three months ended July 31, 2012 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$42	$(18)	$3	$27

	$42	$(18)	$3	$27

The components of comprehensive income that are included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the three months ended July 31, 2011 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized losses on securities	$(80)	$-	$28	$(52)
Add: Losses realized in net income	5	(2)	-	3
	$(75)	$(2)	$28	$(49)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2012
(Unaudited)

Note 7 - Related Party Transactions:

Investment Management (overview):

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests going forward, as discussed below. Total assets in the Value Line Funds managed by EAM at July 31, 2012, were $2.0 billion, 6.0% below total assets of $2.15 billion in the Value Line Funds managed by EAM at July 31, 2011, as a result of net redemptions within the funds. The decrease in Value Line U.S. Government Money Market Fund (“USGMMF”) assets is primarily a result of the low interest rate environment.

The non-voting revenues and 90% of the Company’s non-voting profits interests due from EAM to the Company are payable each quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Condensed Balance Sheets, and not yet paid, were $1,482,000 and $497,000 at July 31, 2012 and April 30, 2012, respectively.

EAM Trust - VLI’s non-voting revenues and non-voting profits interests:

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business. EAM currently has no separately managed account clients. During the three months ended July 31, 2012, the Company recorded income of $1,473,000, consisting of $1,394,000, from its non-voting revenues interest in EAM and $79,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the three months ended July 31, 2011, the Company recorded income of $1,572,000, consisting of $1,491,000, from its non-voting revenues interest in EAM and $81,000 from its non-voting profits interests in EAM. During the period from December 23, 2010 until May 28, 2011, EAM occupied a portion of the premises that the Company leases from a third party. The Company received $44,000 for the month of May, 2011 for rent and certain accounting and other administrative support services provided to EAM on a transitional basis during such period.

Transactions with Parent:

During the three months ended July 31, 2012 and 2011, the Company was reimbursed $0 and $101,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. The Receivables from affiliates on the Consolidated Condensed Balance Sheets, included receivables from the Parent of $40,000 and $0 at July 31, 2012 and April 30, 2012, respectively.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made no Federal tax payments to the Parent during the three months ended July 31, 2012 or 2011. Prepaid and refundable income taxes on the Consolidated Condensed Balance Sheets included $101,000 and $530,000 of prepaid federal income tax due from the Parent at July 31, 2012 and April 30, 2012, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of July 31, 2012, the Parent owned approximately 87.2% of the outstanding shares of common stock of the Company.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2012
(Unaudited)

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2012	2011
Current tax expense (benefit):
Federal	$448	$50
State and local	73	(121)
	521	(71)
Deferred tax expense:
Federal	467	1,006
State and local	87	210
	554	1,216
Income tax provision:	$1,075	$1,145

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2012	2012
Federal tax benefit (liability):
Net operating loss	$-	$126
Unrealized gains on securities available-for-sale	(61)	(46)
Operating lease exit obligation	128	153
Deferred professional fees	-	80
Deferred charges	135	76
Total federal tax benefit	202	389

State and local tax benefits:
Net operating loss	-	15
Other	19	38
Total state and local tax benefits	19	53
Deferred tax asset, short term	$221	$442

	July 31,	April 30,
($ in thousands)	2012	2012
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	1,418	1,032
Other	117	120
Total federal tax liability	18,595	18,212

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,087	2,182
Deferred non-cash post-employment compensation	(73)	(76)
Depreciation and amortization	168	127
Deferred professional fees	(5)	(21)
Total state and local tax liabilities	2,177	2,212
Deferred tax liability, long term	$20,772	$20,424

The Company’s net operating loss carryforward of approximately $360,000 was fully utilized during the three months ended July 31, 2012. The tax effect of temporary differences giving rise to the Company’s long term deferred tax liability is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company’s asset management and mutual fund distribution subsidiaries, partially offset by the long term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI’s former employee.

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2012
(Unaudited)

The annual effective tax rate may change during fiscal 2013 due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.

The overall effective income tax rates, as a percentage of pre-tax income, for the three months ended July 31, 2012 and 2011, were 37.71% and 35.55%, respectively. The fluctuation in the effective income tax rate during the first quarter ended July 31, 2012, is attributable to a higher percentage of income subject to state and local taxes.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2012	2011
U.S. statutory federal rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.93%	1.58%
Effect of dividends received deductions	-0.22%	-0.09%
Other, net	-	-0.94%
Effective income tax rate	37.71%	35.55%

The Company believes that, as of July 31, 2012, there were no material uncertain tax positions that would require disclosure under GAAP.

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

Note 9 - Property and Equipment:

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the remaining terms of the leases. For income tax purposes, depreciation of furniture and equipment is computed using accelerated methods and buildings and leasehold improvements are depreciated over prescribed extended tax lives. Property and equipment, net was comprised of the following:

	July 31,	April 30,
($ in thousands)	2012	2012
Land	$726	$726
Building and leasehold improvements	7,283	7,283
Furniture and equipment	10,970	10,955
	18,979	18,964
Accumulated depreciation and amortization	(15,178)	(15,110)
Total property and equipment, net	$3,801	$3,854

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

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

The Company capitalized $405,000 and $1,557,000 related to the development of software for internal use for the three months ended July 31, 2012 and 2011, respectively, of which $354,000 and $1,283,000 related to development costs for the digital production software project and $51,000 and $274,000 related to a new fulfillment system, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is approximately from 3 to 5 years. Total amortization expenses for the three months ended July 31, 2012 and July 31, 2011 were $295,000 and $66,000, respectively.

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

●
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2012; and

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

Executive Summary of the Business

The Company’s primary business is producing investment periodicals and related publications and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products.  Value Line markets under well-known brands including Value Line, the Value Line Logo, The Value Line Investment Survey®, and The Most Trusted Name in Investment Research®. The name “Value Line” as used to describe the Company, its products, and its subsidiaries, and is a registered trademark of the Company.  The Company also holds a non-voting revenues and non-voting profits interest in an unconsolidated entity, EAM that provides investment management services to the Value Line® Mutual Funds (“Value Line Funds”), institutions and individual accounts and provides distribution, marketing, and administrative services to the Value Line Funds.

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

Restructuring of Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest of EAM and by its officers subject to the direction of the trustees.  The Company holds a non-voting revenues and non-voting profits interests in EAM that entitles it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.

Pursuant to the EAM Agreement, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking System information to EAM without charge or expense.

Business Environment

During the Company’s first quarter ended July 31, 2012, the NASDAQ and the Dow Jones Industrial Average were up 2%.  The severe downturn experienced in the September 2008 to March 2009 period and the volatility in the financial markets since then have resulted in many individual investors withdrawing money from equity investments, including equity mutual funds. This risk-averse temperament of investors continues to restrain both the Company’s revenues from its research periodicals and publications and the Company’s cash flows from its non-voting revenues and non-voting profits interests in EAM.

Results of Operations for the Three Months Ended July 31, 2012 and 2011

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2012	2011	Change
Income from operations	$1,352	$1,638	-17.5%
Revenues and profits interests from EAM Trust	$1,473	$1,572	-6.3%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$2,825	$3,210	-12.0%
Operating expenses	$7,586	$7,732	-1.9%
Income from securities transactions, net	$26	$11	136.4%
Income before income taxes	$2,851	$3,221	-11.5%
Net income	$1,776	$2,076	-14.5%
Earnings per share	$0.18	$0.21	-14.3%

During the three months ended July 31, 2012, the Company’s net income of $1,776,000, or $0.18 per share, was $300,000 or 14.5% below net income of $2,076,000, or $0.21 per share, for the three months ended July 31, 2011.  Income from operations of $1,352,000 for the three months ended July 31, 2012, was $286,000 or 17.5% below income from operations of $1,638,000 for the three months ended July 31, 2011.  Income before income taxes, which is inclusive of the non-voting revenues and non-voting profits interests from EAM for the three months ended July 31, 2012, was $2,851,000, which is $370,000 or 11.5% below income before income taxes of $3,221,000 for the three months ended July 31, 2011.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2012	2011	Change
Investment periodicals and related publications:
Print	$4,900	$5,206	-5.9%
Digital	3,128	3,192	-2.0%
Total investment periodicals and related publications	8,028	8,398	-4.4%
Copyright data fees	910	972	-6.4%
Total publishing revenues	$8,938	$9,370	-4.6%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues and circulation were down approximately 4% for the three months ended July 31, 2012, as compared to the three months ended July 31, 2011.  The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users and by the efforts of our sales personnel in the institutional market.  Factors that have contributed to the decline in the investment periodicals and related publications revenues and circulation include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  For twelve month period ended July 31, 2012, core (third time and thereafter renewed) subscriber renewal rates for the flagship product, The Value Line Investment Survey, are 71%, down from 81% last fiscal year.  The Company is not adding enough new subscribers to offset the subscribers that choose not to renew this product.  The Company has been successful in growing revenues from digitally-delivered investment periodicals within institutional sales. Gross institutional sales orders of $2,318,000 for the three months ended July 31, 2012, were $317,000 or 15.8% above comparable sales orders of $2,001,000, for the three months ended July 31, 2011. This increase continues a positive growth trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the fiscal year-to-fiscal year changes in the gross sales orders associated with print and digital subscriptions.

	Sources of Subscription Gross Sales Orders

	Three Months Ended July 31,
	2012		2011
	Print	Digital	Print	Digital
New Sales Orders	16.3%	20.4%	13.9%	22.3%
Conversion and Renewal Sales Orders	83.7%	79.6%	86.1%	77.7%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%

	As of July 31,
($ in thousands)	2012	2011	Change
Deferred subscription income (current and long term liabilities)	$24,592	$25,399	-3.2%

Print publication revenues decreased $306,000, or 5.9%, for the three months ended July 31, 2012 from the prior fiscal year for the reasons described earlier.  For the three months ended July 31, 2012, earned revenues from institutional print publications increased $93,000 or 36.1% as compared to the prior fiscal year. For the three months ended July 31, 2012, print publications revenues from retail subscribers decreased $399,000 or 8.1%, as compared to the prior fiscal year.  Print circulation has fallen 8.7% as of July 31, 2012 as compared to print circulation at July 31, 2011.

Digital publications revenues decreased $64,000, or 2.0%, for the three months ended July 31, 2012 from the prior fiscal year.  For the three months ended July 31, 2012, earned revenues from institutional digital publications decreased $17,000 or 0.8% as compared to the prior fiscal year. For the three months ended July 31, 2012, digital publications revenues from retail subscribers decreased $47,000 or 4.3%, as compared to the prior fiscal year.

The Company has relied more on its institutional sales marketing efforts, and the increase in institutional revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts.  The decrease in digital retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products.

The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Consistent with the experience of other print publishers in many fields, the Company has found that its roster of customers has been declining as individuals migrate to free or low-cost digital investment resources or reduce their investment activities.

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

The Company has established the goal of developing competitive digital products and marketing them effectively through traditional as well as various digital channels. Towards that end, the Company has been modernizing legacy information technology systems.  The Company is not able to predict when these efforts will result in the launch of new products or whether they will be successful in reversing the trend of declining retail publishing revenues.

During fiscal 2012, there were a number of technology advances which are building blocks to the eventual launch of our new product offering in mid-2013.  In December 2011, the new fulfillment system was placed in service that gives the Company the ability to perform real time order processing and grant immediate access to products on the web, all from one system, as well as offering multi-tiered entitlements which will come into play in the latter part of fiscal 2013.  In December 2011, a new eCommerce platform and a Single Sign On module were launched which directly leverage the new fulfillment systems capabilities for new web order entry and customer access to their products via a single username and password.  Both of these services are a substantial progression from the previous solutions which were made up of multiple systems that previously had no ability to communicate with each other, requiring increased staff hours through manual double-keying.  In January 2012, a website reskin was launched which served to modernize the look and feel of valueline.com.

In addition, the Company launched a new institutional sales website ValueLinePro.com. during March 2012.  ValueLinePro.com provides a dedicated internet destination for investment advisers, portfolio managers, corporate professionals and library patrons who seek to learn how Value Line’s proprietary research tools can help them research stocks, mutual funds, options, convertible securities and ETFs.  The site thoroughly describes each of the Company’s customized products available to institutions and investment professionals, coordinating with the Company’s sales and marketing efforts to institutions.

A major track of work is the creation of a centralized storage database for all of Value Line’s finalized, post-calculated data.  In order to serve up our data for a variety of uses (new products, different Institutional Sales channels, etc.) it became apparent that all data fields must be fully defined, and a new storage mechanism developed which was built upon that knowledge.

The Technology Group accomplished these tasks through intense field analysis sessions with the Research department. The work has been broken into multiple phases comprised of Value Line’s equity products (Phase I) and Convertibles, Options and Mutual Funds (Phase II), all of which will ultimately span until fiscal 2013 year end.

Copyright data fees

The Value Line Proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge or expense.  The Ranking System is designed to be predictive over a six to twelve month period.  For the three months ended July 31, 2012, the combined Ranking System “Rank 1 & 2” stocks declined by 5.5%, allowing for weekly changes in Ranks, comparing unfavorably to a decrease of 1.3% in the S&P 500 Index during the same period.  For the six and twelve month periods ended July 31, 2012, the combined Ranking System “Rank 1 & 2” stocks declined 0.2% and 1.1%, respectively, underperforming the S&P 500 Index’s increases of 5.1% and 7.2%, respectively, during the comparable periods.

During the three months ended July 31, 2012, copyright data fees of $910,000 were 6.4% below copyright data fees of $972,000 for the prior fiscal year.  As of July 31, 2012, total third party sponsored assets were attributable to four contracts for copyright data representing $3.3 billion in various products, as compared to four contracts and $3.4 billion in assets at July 31, 2011, representing a 2.5% decrease in assets.  The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. This market has become significantly more competitive as a result of product diversification and increased use of indices by portfolio managers.  Management is focusing on the Company’s vast data archives, and on accelerating the copyright data selling cycle, while maintaining good communications with current third party sponsors.

Investment management fees and services-(unconsolidated)

The Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed by EAM at July 31, 2012, were $2.0 billion, 6.0% below total assets of $2.15 billion in the Value Line Funds managed by EAM at July 31, 2011.

Value Line Mutual Funds

Total Net Assets

	As of July 31,
($ in millions)	2012	2011	Change
Equity funds	$1,749	$1,864	-6.2%
Fixed income funds	205	210	-2.4%
U.S. Government Money Market Fund	67	77	-13.0%
Total net assets	$2,021	$2,151	-6.0%

Of the twelve funds, shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

	As of July 31,
($ in millions)	2012	2011	Change
Variable annuity assets (GIAC)	$455	$492	-7.5%
All other open end equity fund assets	1,294	1,372	-5.7%
Total equity fund net assets	$1,749	$1,864	-6.2%

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the three months ended July 31, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,080,000 and 12b-1 fees of $891,000. For the three months ended July 31, 2012, total investment management fee waivers were $179,000 and 12b-1 fee waivers were $541,000.  During the three months ended July 31, 2012, EAM’s net income was $158,000 after giving effect to Value Line’s non-voting revenues interest of $1,394,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

Total results of EAM’s investment management operations during the three months ended July 31, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,301,000, 12b-1 fees of $928,000 and other income of $4,000. For the same period, total investment management fee waivers were $230,000 and 12b-1 fee waivers were $618,000.  During the three months ended July 31, 2011, EAM’s net income was $162,000, after giving effect to Value Line’s non-voting revenues interest of $1,491,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

As of July 31, 2012, nine of the twelve Value Line Funds have all or a portion of the 12b-1 fees being waived, two of the twelve funds have partial investment management fee waivers in place and, effective June 16, 2011, Value Line U.S. Government Money Market Fund (“USGMMF”) discontinued the 12b-1 program.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

 As of July 31, 2012, three of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Guardian, Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.
In August 2012, the Value Line Asset Allocation Fund was added to Schwab’s prestigious OneSource Select List.

The Value Line fixed income Fund assets (excluding USGMMF), represent approximately 10.1% of total Fund assets under management (“AUM”) at July 31, 2012, an increase from 9.8% last fiscal year.  The USGMMF assets represent 3.3% of the total Fund AUM at July 31, 2012, a decrease from 3.6% of the total Fund AUM at July 31, 2011.  At July 31, 2012, fixed income AUM had decreased by 2.4%, and USGMMF AUM had decreased by 13.0% due to the low interest rate environment.  Management fees from the USGMMF were zero with EAM having waived all fees for the Fund since the end of November 2009, and, because of the historically low interest rate environment and new regulations restricting investments, substantially subsidizing the USGMMF expenses.

At the Value Line Mutual Funds shareholder meeting held on December 15, 2011, the Convertible Fund shareholders approved the merger of the Value Line Convertible Fund into the Value Line Income and Growth Fund, effective December 16, 2011.  The Value Line Convertible Fund had approximately $20 million in assets under management as of December 16, 2011.  EAM is committed to leaving the money market business in August 2012.   The current plan approved by the Fund Board calls for the Money Market Fund to merge into a third party fund.  Final documentation was approved at the fund board meeting held on June 20 and 21, 2012.  EAM would continue to maintain the shareholder accounts on behalf of the Value Line USGMM Funds shareholders, but EAM will no longer be subsidizing the expenses of the existing fund resulting from the low interest rate economic environment.  In addition, the merger of the USGMMF will eliminate the cost of administration and fund accounting.  On May 18, 2012, the VL New York Tax Exempt Trust ($15 million) combined into the VL Tax Exempt Fund ($90 million).  This pushed the VL Tax Exempt Fund over $100 million, which is an important milestone to raise assets, since many institutions do not invest in funds under $100 million.   The combination offers many benefits for fund shareholders as described in the proxy materials.

EAM Trust - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  During the three months ended July 31, 2012, the Company recorded income of $1,473,000, consisting of $1,394,000, from its non-voting revenues interest in EAM and $79,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the three months ended July 31, 2011, the Company recorded income of $1,572,000, consisting of $1,491,000, from its non-voting revenues interest in EAM and $81,000 from its non-voting profits interests in EAM.

Expenses

	Three Months Ended July 31,
($ in thousands)	2012	2011	Change
Advertising and promotion	$812	$1,121	-27.6%
Salaries and employee benefits	3,779	3,640	3.8%
Production and distribution	1,362	1,229	10.8%
Office and administration	1,633	1,742	-6.3%
Total expenses	$7,586	$7,732	-1.9%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration, restructuring and provision for settlement.   Operating expenses of $7,586,000 for the three months ended July 31, 2012, decreased $146,000, or 1.9%, as compared to the three months ended July 31, 2011.

Advertising and promotion

Advertising and promotion expenses during the three months ended July 31, 2012, decreased $309,000, or 27.6%, as compared to the three months ended July 31, 2011.  Media print advertising and promotional costs for the three months ended July 31, 2012 decreased by $335,000 due to the marketing expense of the digital product and software promotion for institutions and investment professionals during the first quarter of fiscal 2012. The remaining decrease for the three months ended July 31, 2012, was mainly related to a $57,000 decrease in sales commissions costs and a $49,000 reduction in renewal solicitation costs, which were offset by a $91,000 increase in direct marketing costs and a $34,000 increase in telemarketing costs.

Salaries and employee benefits

Salaries and employee benefits increased by $139,000 or 3.8% during the three months ended July 31, 2012, as compared to fiscal 2012.  Increased expenses in salaries and employee benefits related to additional headcount in information technology, marketing, quantitative research and institutional sales were offset by the additional capitalization of $112,000 for digital project development costs as compared to the prior year.  During the three months ended July 31, 2012 and 2011, the Company accrued profit sharing expenses of $115,000 and $150,000, respectively.

Production and distribution

Production and distribution expenses during the three months ended July 31, 2012, increased $133,000 or 10.8% above fiscal 2012.  During the three months ended July 31, 2012, an increase of $240,000 resulting from additional amortization of internally developed software costs for our new fulfillment system, single sign on and website development implemented during the third quarter of fiscal 2012 was partially offset by a decrease in printing, distribution and service mailers costs.

Office and administration

Office and administration expenses during the three months ended July 31, 2012, decreased $109,000 or 6.3% below fiscal 2012.  The decrease was due to a $171,000 decline in professional fees, which was partially offset by reimbursement of $44,000 received from EAM for the month of May 2011 for rent and certain accounting and other administrative support services provided to EAM during their final month of occupancy at the Company’s office facility.

Income from Securities Transactions, net

During the three months ended July 31, 2012, the Company’s income from securities transactions, net, of $26,000, which includes only dividend income, was $15,000 or 136.4% above income from securities transactions, net, of $11,000 during the three months ended July 31, 2011.  There were no sales, or gains or losses from sales of equity securities during the three months ended July 31, 2012.  Realized losses, on sales of fixed income securities, were $5,000 during the three months ended July 31, 2011.  During the three months ended July 31, 2011, income from securities transactions, net, included combined dividend and interest income of $20,000.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended July 31, 2012 and 2011 was 37.71% and 35.55%, respectively. The annual effective tax rate changed during fiscal 2013 due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate is attributable to a higher percentage of income subject to state and local taxes.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $8,824,000 as of July 31, 2012 and negative working capital of $7,892,000 as of July 31, 2011.  These amounts include short term unearned revenue of $20,536,000 and $21,103,000 reflected in total current liabilities at July 31, 2012 and July 31, 2011, respectively.  Cash and short term securities were $14,007,000 as of July 31, 2012 and $16,782,000 as of July 31, 2011.

The Company’s cash and cash equivalents include $8,702,000 and $6,615,000 at July 31, 2012 and July 31, 2011, respectively, invested primarily in Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash outflows from operating activities of $552,000 during the three months ended July 31, 2012, $26,000 above cash outflows from operations of $526,000 during the three months ended July 31, 2011.  The negative cash flows during the first quarters of fiscal 2013 and 2012 were primarily the result of funding the Company’s Profit Sharing and Savings Plan in the amounts of $294,000 and $507,000, respectively.

Cash from investing activities

The Company’s cash outflows from investing activities of $225,000 during the three months ended July 31, 2012, compared to cash inflows from investing activities of $3,063,000 for the three months ended July 31, 2011. Cash inflows for the three months ended July 31, 2011, were higher primarily due to the receipt of $2,998,000 of proceeds from sales of fixed income securities during the prior fiscal year, offset by the decline in expenditures for capitalized software of $1,152,000 related to capitalized software costs for upgrading its product capabilities and timing of the receipt of non-voting revenues interest and non-voting profits interest distributions from EAM Trust.  The Company expects that investing activities will continue to provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions in EAM.

Cash from financing activities

The Company’s cash outflows from financing activities of $1,484,000 during the three months ended July 31, 2012, were less than cash outflows from financing activities of $2,153,000 for the three months ended July 31, 2011.  During fiscal 2013, cash outflows for financing activities consisted of dividend payments of $0.15 per share.  During fiscal 2012, cash outflows for financing activities consisted of $158,000 for the repurchase of the Company’s common stock under the board approved repurchase program and dividend payments of $0.20 per share.  The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months.  Management does not anticipate making any borrowings during the next twelve months.   As of July 31, 2012, retained earnings and liquid assets were approximately $33 million and $14 million, respectively.

Seasonality

Our operations are minimally seasonal in nature.  Our publishing revenues are comprised of subscriptions which are generally annual subscriptions.  Our cash flows from operating activities are somewhat seasonal in nature, primarily due to the timing of customer payments made for subscription renewals, which generally occur more frequently in our fiscal  third quarter.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases entered into in the ordinary course of business.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income.  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Portions of ASU 2011-05 were amended in December 2011.  The Company adopted the provisions of ASU 2011-5 effective May 1, 2012, and it did not have a material impact on our Consolidated Condensed Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 1, 2013.  The Company believes that the implementation of ASU 2011-11 will not have a material effect on its Consolidated Condensed Financial Statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company believes that the implementation of ASU 2012-02 will not have a material effect on its Consolidated Condensed Financial Statements.

Critical Accounting Estimates and Policies

The Company prepares its Consolidated Condensed Financial Statements in accordance with accepted accounting principles as in effect in the United States (U.S. “GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent, and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect the significant judgments and estimates used in the preparation of its Consolidated Condensed Financial Statements.

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

Interest Rate Risk

At July 31, 2012, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

As of July 31, 2012 and April 30, 2012, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, such as ProShares Short Dow 30 (DOG) and ProShares Short S&P 500 (SH), was $4,053,000 and $3,749,000 and the market value was $4,226,000 and $3,881,000, respectively.

					Hypothetical
					Percentage
($ in thousands)				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
Equity Securities		Fair Value	Price Change	Change in Prices	Equity
As of July 31, 2012	Equity Securities	$2,908	30% increase	$3,781	1.74%
	and ETFs held
	for dividend yield		30% decrease	$2,036	-1.74%
As of July 31, 2012	Inverse ETF	$1,318	30% increase	$922	-0.79%
	Holdings		30% decrease	$1,713	0.79%
As of July 31, 2012	Total	$4,226	30% increase	$4,703	0.95%
			30% decrease	$3,749	-0.95%

					Hypothetical
					Percentage
($ in thousands)				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
Equity Securities		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2012	Equity Securities	$2,565	30% increase	$3,334	1.54%
	and ETFs held
	for dividend yield		30% decrease	$1,796	-1.54%
As of April 30, 2012	Inverse ETF	$1,316	30% increase	$921	-0.79%
	Holdings		30% decrease	$1,710	0.79%
As of April 30, 2012	Total	$3,881	30% increase	$4,255	0.75%
			30% decrease	$3,506	-0.75%

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012 filed with the SEC on July 27, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Value Line, Inc.
(Registrant)

Date: September 14, 2012	By:	/s/Howard A. Brecher

Howard A. Brecher
Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2012	By:	/s/Stephen R. Anastasio

Stephen R. Anastasio
Vice President and Treasurer
(Principal Financial Officer)