Form 10-Q
period 2012-10-31
VALUE LINE INC
filed 2012-12-14
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012

Common stock, $0.10 par value	9,892,941 Shares

VALUE LINE INC.
TABLE OF CONTENTS

Part I - Financial Information
  Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	October 31,	April 30,
	2012	2012
	(unaudited)
Assets
Current Assets:

Cash and cash equivalents (including short term
investments of $7,044 and $10,848, respectively)	$8,223	$12,042
Securities available-for-sale	5,123	3,881
Accounts receivable, net of allowance for doubtful
accounts of $38 and $44, respectively	1,021	902
Prepaid and refundable income taxes	-	779
Prepaid expenses and other current assets	938	1,071
Deferred income taxes	285	442
Total current assets	15,590	19,117

Long term assets:
Investment in EAM Trust	57,354	56,331
Property and equipment, net	3,754	3,854
Capitalized software and other intangible assets, net	5,289	5,067
Total long term assets	66,397	65,252

Total assets	$81,987	$84,369

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,088	$2,673
Accrued salaries	1,026	1,108
Dividends payable	1,484	1,484
Accrued taxes on income	486	96
Reserve for settlement expenses	256	275
Unearned revenue	19,697	21,548
Total current liabilities	25,037	27,184

Long term liabilities:
Unearned revenue	3,414	4,447
Deferred income taxes	20,846	20,424
Total long term liabilities	24,260	24,871
Total liabilities	49,297	52,055

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	32,007	31,628
Treasury stock, at cost (107,059 and 103,619 shares, respectively)	(1,420)	(1,390)
Accumulated other comprehensive income, net of tax	112	85
Total shareholders' equity	32,690	32,314

Total liabilities and shareholders' equity	$81,987	$84,369

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Revenues:
Investment periodicals and related publications	$7,827	$8,327	$15,855	$16,725
Copyright data fees	982	813	1,892	1,785
Total revenues	8,809	9,140	17,747	18,510

Expenses:
Advertising and promotion	1,087	988	1,899	2,109
Salaries and employee benefits	3,634	3,710	7,413	7,350
Production and distribution	1,452	1,158	2,814	2,387
Office and administration	1,716	1,766	3,349	3,508
Total expenses	7,889	7,622	15,475	15,354
Income from operations	920	1,518	2,272	3,156

Revenues and profits interests in EAM Trust	1,529	1,343	3,002	2,915
Income from securities transactions, net	30	20	56	31
Income before income taxes	2,479	2,881	5,330	6,102
Income tax provision	907	966	1,982	2,111
Net income	$1,572	$1,915	$3,348	$3,991

Earnings per share, basic & fully diluted	$0.16	$0.19	$0.34	$0.40

Weighted average number of common shares	9,894,789	9,929,264	9,895,585	9,947,056

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Net income	$1,572	$1,915	$3,348	$3,991

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	-	20	27	(29)
Other comprehensive income (loss)	-	20	27	(29)
Comprehensive income	$1,572	$1,935	$3,375	$3,962

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended
	October 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,348	$3,991
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	756	266
Non-voting revenues interest in EAM Trust	(2,808)	(2,821)
Non-voting profits interest in EAM Trust	(194)	(94)
Realized losses on securities available-for-sale	-	5
Deferred income taxes	553	2,369
Changes in operating assets and liabilities:
Unearned revenue	(2,884)	(2,806)
Reserve for settlement	(19)	(984)
Operating lease exit obligation	(219)	(243)
Accounts payable & accrued expenses	(366)	(1,366)
Accrued salaries	(82)	17
Accrued taxes on income	401	-
Prepaid and refundable income taxes	779	(367)
Prepaid expenses and other current assets	132	132
Accounts receivable	(118)	550
Receivable from affiliates	-	37
Total adjustments	(4,069)	(5,305)
Net cash used by operating activities	(721)	(1,314)

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Maturities and sales of fixed income securities	-	8,995
Purchases of equity securities	(1,200)	(404)
Distributions received from EAM Trust	1,979	2,913
Acquisition of property and equipment	(39)	(31)
Expenditures for capitalized software	(839)	(2,165)
Net cash (used) provided by investing activities	(99)	9,308

Cash flows from financing activities:
Purchase of treasury stock at cost	(30)	(946)
Dividends paid	(2,969)	(3,988)
Net cash used by financing activities	(2,999)	(4,934)
Net change in cash and cash equivalents	(3,819)	3,060
Cash and cash equivalents at beginning of year	12,042	6,802
Cash and cash equivalents at end of period	$8,223	$9,862

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Six Months Ended October 31, 2012
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,628	$85	$32,314

Net income						3,348		3,348
Change in unrealized gains on securities, net of taxes							27	27
Purchase of treasury stock				(3,440)	(30)			(30)
Dividends declared						(2,969)		(2,969)
Balance at October 31, 2012	10,000,000	$1,000	$991	(107,059)	$(1,420)	$32,007	$112	$32,690

Dividends declared per share were $0.15 for each of the three months ending July 31, 2012 and October, 31, 2012.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Six Months Ended October 31, 2011
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2011	10,000,000	$1,000	$991	(25,119)	$(444)	$31,644	$63	$33,254

Net income						3,991		3,991
Change in unrealized gains on securities, net of taxes							(29)	(29)
Purchase of treasury stock				(78,500)	(946)			(946)
Dividends declared						(3,973)		(3,973)
Balance at October 31, 2011	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,662	$34	$32,297

Dividends declared per share were $0.20 for each of the three months ending July 31, 2011 and October, 31, 2011.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Value Line, Inc. ("Value Line" or "VLI", and collectively with its subsidiaries, the “Company”) is incorporated in the State of New York.  The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.  The Company's primary business is producing investment periodicals and related publications and making available copyright data including certain Value Line trademarks and Value Line Proprietary Ranking System information to third parties under written agreements for use in third party managed and marketed investment products.

The Consolidated Condensed Balance Sheets as of October 31, 2012 and April 30, 2012, which have been derived from audited Consolidated Financial Statements, and the unaudited interim Consolidated Condensed Financial Statements were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012 filed with the SEC on July 27, 2012 (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Principles of Consolidation:

The Company follows the guidance in the Financial Accounting Standards Board's ("FASB") Topic 810 “Consolidation” to determine if it should consolidate its investment in a variable interest entity ("VIE"). A VIE is a legal entity in which either (i) equity investors do not have sufficient equity investment at risk to enable the entity to finance its activities independently or (ii) the equity holders at risk lack the obligation to absorb losses, the right to receive residual returns or the right to make decisions about the entity’s activities that most significantly affect the entity's economic performance.  A holder of a variable interest in a VIE is required to consolidate the entity if it is determined that it has a controlling financial interest in the VIE and is therefore the primary beneficiary.  The determination of a controlling financial interest in a VIE is based on a qualitative assessment to identify the variable interest holder, if any, that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) either the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  The accounting guidance requires the Company to perform an ongoing assessment of whether the Company is the primary beneficiary of a VIE and the Company has determined it is not the primary beneficiary of a VIE (see Note 3).

In accordance with FASB's Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated.  All significant intercompany accounts and transactions have been eliminated in consolidation.  On December 23, 2010, the Company completed the  deconsolidation of the investment management related affiliates (the "Restructuring Transaction") in accordance with FASB's Topic 810.  As part of the Restructuring Transaction, the Company received a significant non-voting revenues interest (excluding distribution revenues) and a non-voting profits interest in the new entity, EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”).  The Company relied on the guidance in FASB's ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated Condensed Statements of Income.

Revenue Recognition:

Depending upon the product, subscription fulfillment for Value Line periodicals and related publications is available in print or digitally, via internet access.  The length of a subscription varies by product and offer received by the subscriber.  Generally, subscriptions are offered as annual subscriptions.  Subscription revenues, net of discounts, are recognized ratably on a straight line basis when the product is served to the client over the life of the subscription.  Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheets are shown as unearned revenue within current and long term liabilities.

Copyright data revenues are derived from providing certain Value Line trademarks and the Value Line Proprietary Ranking System information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds ("ETFs").  The Company earns asset-based copyright data fees as specified in the individual agreements.  Revenue is recognized monthly over the term of the agreement and, because it is asset-based, will fluctuate as the market value of the underlying portfolio increases or decreases in value.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a "non-voting revenues interest" and a "non-voting profits interest" in EAM as defined in the EAM Declaration of Trust dated as of December 23, 2010 (the "EAM Trust Agreement").  The business of EAM is managed by its trustees each owning 20% of the voting profits interest of EAM and by its officers subject to the direction of the trustees.  The non-voting revenues interest (“Revenues Interest”) entitles the Company to receive a range of 41% to 55%, based on the amount of EAM’s adjusted gross revenues, excluding distribution revenues from EULAV Securities, the distributor of the Value Line Funds ("ES").  The non-voting profits interest (“Profits Interest”) entitles the Company to receive 50% of EAM's profits, subject to certain limited adjustments as defined in the EAM Trust Agreement.  The Revenues Interest and at least 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line.  The Company's Revenues Interest in EAM excludes participation in the service and distribution fees of EAM's subsidiary, ES.  The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting.  Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM's revenues and profits.

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

Service and distribution fees are received by the distributor from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940 on a monthly basis and are calculated based upon the average daily net assets of the respective Fund in accordance with each Fund's prospectus.  These plans are compensation plans, which means that the distributor’s fees under these plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the "1940 Act").  Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds.  Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.

Valuation of Securities:

The Company's securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in ETFs, shares of equity securities in various publicly traded companies and bank certificates of deposits and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC 820.  The securities classified available-for-sale reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders' equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings as of the trade date and are determined on the identified cost method.

The Company classifies its securities available-for-sale as current assets to properly reflect its liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

Market valuations of securities listed on a securities exchange and ETF shares are based on the closing sales prices on the last business day of each month. The market value of the Company's fixed maturity U.S. Government debt securities is determined utilizing publicly quoted market prices.  Cash equivalents consist of investments in money market funds that invest primarily in U.S. Government securities valued in accordance with rule 2a-7 under the 1940 Act.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited

The following summarizes the levels of fair value measurements of the Company’s investments:

		As of October 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,044	$-	$-	$7,044
Securities available-for-sale	5,123	-	-	5,123
	$12,167	$-	$-	$12,167

		As of April 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,848	$-	$-	$10,848
Securities available-for-sale	3,881	-	-	3,881
	$14,729	$-	$-	$14,729

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2012 and April 30, 2012, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2012, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2012 and April 30, 2012, cash equivalents included $7,044,000 and $10,848,000, respectively, for amounts held as bank certificates of deposits and investments in money market mutual funds that invest in short term U.S. government securities.

Note 2 - Investments:

Securities Available-for-Sale:
Investments held by the Company and its subsidiaries are classified as securities available-for-sale in accordance with FASB's ASC 320, Investments - Debt and Equity Securities.  All of the Company's securities classified as available-for-sale were readily marketable and had a maturity of twelve months or less and are classified as current assets on the Consolidated Condensed Balance Sheets.

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.  As of October 31, 2012 and April 30, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  Additionally, as of October 31, 2012 and April 30, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited

As of October 31, 2012 and April 30, 2012, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs,  was $4,950,000 and $3,749,000, respectively, and the fair value was $5,123,000 and $3,881,000, respectively.

There were no sales or proceeds from sales of equity securities during the six months ended October 31, 2012 and October 31, 2011.  The increases in gross unrealized gains on equity securities classified as available-for-sale of $41,000, net of deferred  taxes of $14,000, were included in Shareholders' Equity at October 31, 2012.  The decreases in gross unrealized gains on equity securities classified as available-for-sale of $38,000, net of deferred  taxes of $14,000, were included in Shareholders' Equity at October 31, 2011.

The carrying value and fair value of securities available-for-sale at October 31, 2012 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$14	$(12)	$105
ETFs - equities	2,969	277	-	3,246
Inverse ETFs - equities	1,878	-	(106)	1,772
	$4,950	$291	$(118)	$5,123

The carrying value and fair value of securities available-for-sale at April 30, 2012 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$14	$(5)	$112
ETFs - equities	2,257	201	(5)	2,453
Inverse ETFs - equities	1,389	-	(73)	1,316
	$3,749	$215	$(83)	$3,881

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of government debt securities issued by the United States federal government. There were no fixed income securities as of October 31, 2012 or April 30, 2012.

During  the six months ended October 31, 2011, proceeds from maturities and sales of government debt securities classified as available-for-sale were $8,995,000 and realized loss on sales of fixed income securities was $5,000.  The decreases in gross unrealized gains on fixed income securities classified as available-for-sale of $7,000, net of deferred  taxes of $2,000, were included in Shareholders' Equity at October 31, 2011.

Income from securities transactions was comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2012	2011	2012	2011
Dividend income	$30	$15	$56	$27
Interest income	1	6	1	14
Realized losses on securities available-for-sale (1)	-	-	-	(5)
Other	(1)	(1)	(1)	(5)
Total income from securities transactions, net	$30	$20	$56	$31

(1) This amount was reclassified from Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheets to the Consolidated Condensed Statements of Income.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements.  Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed.  As of October 31, 2012 and April 30, 2012, accumulated other comprehensive income was $112,000 and $85,000, which is net of deferred taxes of $61,000 and $47,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited

Investment in Unconsolidated Entities:
Equity Method Investment:

As of October 31, 2012, and April 30, 2012, the Company's investment in EAM Trust, on the Consolidated Condensed Balance Sheet was $57,354,000 and $56,331,000, respectively.

The value of VLI’s investment in EAM at October 31, 2012 and April 30, 2012 reflects the fair value of contributed capital of $55,805,000 at inception, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2012	2011	2012	2011
Investment management fees earned from the Value Line Funds, net of waivers shown below	$3,149	$2,957	$6,229	$6,258
12b-1 fees, net of waivers shown below	$985	$822	$1,876	$1,750
Other income	$-	$5	$-	$9
Investment management fee waivers (1)	$167	$227	$346	$457
12b-1 fees waivers (1)	$547	$548	$1,088	$1,166
Value Line’s non-voting revenues interest	$1,414	$1,330	$2,808	$2,821
EAM's net income (2)	$230	$26	$388	$188

(1) For the six months ended October 31, 2012, investment management fee waivers primarily related to the U.S. Government Money Market Fund ("USGMMF") and the 12b-1 fee waivers related to nine of the Value Line Mutual Funds.  For the six months ended October 31, 2011, investment management fee waivers primarily related to the USGMMF and the 12b-1 fee waivers related to eleven of the Value Line Mutual Funds.

(2) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	October 31,	October 31,
($ in thousands)	2012	2011
EAM's total assets	$58,999	$57,493
EAM's total liabilities (1)	(2,580)	(796)
EAM's total equity	$56,419	$56,697

(1) At October 31, 2012, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,513,000.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of October 31, 2012	$58,999	$57,354	$-	$57,354
As of April 30, 2012	$57,482	$56,331	$-	$56,331

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

	Six Months Ended October 31,
($ in thousands)	2012	2011
State and local income tax payments	$(19)	$(60)
Federal income tax payments to the Parent	$(230)	$(245)

See Note 7-Related Party Transactions for amounts associated with the Parent.

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the six months ended October 31, 2012 and 2011, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $70,000 and $230,000, respectively.

Note 6 - Comprehensive Income:

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

As of October 31, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  Additionally, as of October 31, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.  As of October 31, 2011, the Company held both equity and U.S. Government debt securities that are classified as available-for-sale on the Consolidated Condensed Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2012 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$41	$(26)	$12	$27

	$41	$(26)	$12	$27

The components of comprehensive loss that are included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2011 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized losses on securities	$(50)	$-	$18	$(32)
Add: Losses realized in net income	5	(2)	-	3
	$(45)	$(2)	$18	$(29)

Note 7 - Related Party Transactions:

Investment Management (overview):

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests going forward, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2012, were $2.05 billion, 0.8% above total assets of $2.03 billion in the Value Line Funds managed by EAM at October 31, 2011, as a result of net appreciation in equity assets under management partially offset by redemptions within the funds.

The USGMMF in accordance with a plan approved by the Fund Board merged into a third party fund, the Daily Income Fund, managed by Reich & Tang Asset Management LLC ("Reich & Tang"), effective October 19, 2012.  Final documentation was approved at the fund board meeting held during June 2012.  EAM will distribute the Daily Income Fund on behalf of Reich & Tang and maintain the shareholder accounts on behalf of the Value Line Funds shareholders who invest in the Daily Income Fund, but EAM is no longer subsidizing the expenses of the money market fund resulting from the low interest rate economic environment.  In addition, the merger of the USGMMF will eliminate the cost of administration and fund accounting.

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each quarter under the provisions of the EAM Trust Agreement.  The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Condensed Balance Sheets, and not yet paid, were $1,513,000 and $497,000 at October 31, 2012 and April 30, 2012, respectively.

EAM Trust - VLI's non-voting revenues and non-voting profits interests:

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  During the period from December 23, 2010 until May 28, 2011, EAM occupied a portion of the premises that the Company leases from a third party.  The Company received $44,000 for the month of May, 2011 for rent and certain accounting and other administrative support services provided to EAM on a transitional basis during such period.  The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2012	2011	2012	2011
Non-voting revenues interest in EAM	$1,414	$1,330	$2,808	$2,821
Non-voting profits interest in EAM	115	13	194	94
	$1,529	$1,343	$3,002	$2,915

Transactions with Parent:

During the six months ended October 31, 2012 and 2011, the Company was reimbursed $88,000 and $167,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent.  There were no Receivables from affiliates or receivables from the Parent on the Consolidated Condensed Balance Sheets at October 31, 2012 and April 30, 2012.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  The Company made $230,000 and $245,000 of federal tax payments to the Parent during the six months ended October 31, 2012 or 2011, respectively.  Prepaid and refundable income taxes on the Consolidated Condensed Balance Sheets included $0 and $530,000 of prepaid federal income tax due from the Parent at October 31, 2012 and April 30, 2012, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate.  The Parent may make additional purchases of common stock of the Company from time to time in the future. As of October 31, 2012, the Parent owned approximately 87.3% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2012	2011	2012	2011
Current tax expense (benefit):
Federal	$879	$(93)	$1,327	$(43)
State and local	29	(123)	102	(215)
	908	(216)	1,429	(258)
Deferred tax expense (benefit):
Federal	(31)	1,330	436	2,336
State and local	30	(148)	117	33
	(1)	1,182	553	2,369
Income tax provision:	$907	$966	$1,982	$2,111

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's deferred tax asset and deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2012	2012
Federal tax benefit (liability):
Net operating loss	$-	$126
Unrealized gains on securities available-for-sale	(61)	(46)
Operating lease exit obligation	90	153
Deferred professional fees	-	80
Deferred charges	223	76
Total federal tax benefit	252	389

State and local tax benefits:
Net operating loss	-	15
Other	33	38
Total state and local tax benefits	33	53
Deferred tax asset, short term	$285	$442

	October 31,	April 30,
($ in thousands)	2012	2012
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	1,312	1,032
Other	216	120
Total federal tax liability	18,588	18,212

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,188	2,182
Deferred non-cash post-employment compensation	(76)	(76)
Depreciation and amortization	162	127
Deferred professional fees	(16)	(21)
Total state and local tax liabilities	2,258	2,212
Deferred tax liability, long term	$20,846	$20,424

The Company's net operating loss carryforward from fiscal 2012 of approximately $360,000 was fully utilized during the six months ended October 31, 2012.  The tax effect of temporary differences giving rise to the Company's long term deferred tax liability is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company's asset management and mutual fund distribution subsidiaries, partially offset by the long term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI's former employee.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The annual effective tax rate may change during fiscal 2013 due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.

The overall effective income tax rates, as a percentage of pre-tax income, for the six months ended October 31, 2012 and 2011, were 37.18% and 34.60%, respectively.  The fluctuation in the effective income tax rate during the six months ended October 31, 2012, is attributable to the recognition of an alternative minimum tax benefits during the prior fiscal year and a higher percentage of income subject to state and local taxes during the current fiscal year.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six Months Ended October 31,
	2012	2011
U.S. statutory federal rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.68%	2.28%
Effect of dividends received deductions	-0.25%	-0.10%
Domestic production tax credit	-0.59%	-0.98%
Alternative minimum tax (benefit) - net operating loss limitation	0.00%	-1.60%
Other, net	0.34	0.00%
Effective income tax rate	37.18%	34.60%

The Company believes that, as of October 31, 2012, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability/(benefit) as if it filed a separate return.

The Company's federal income tax returns (included in the Parent's consolidated returns) and state and city tax returns for fiscal years 2009, 2010, and 2011 were subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities.  In February 2012, the Internal Revenue Service concluded its examination of the Company's federal income tax returns through the fiscal year 2010, which resulted in no changes that had any adverse effect on the Company's financial statements.

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

	October 31,	April 30,
($ in thousands)	2012	2012
Land	$726	$726
Building and leasehold improvements	7,283	7,283
Furniture and equipment	10,994	10,955
	19,003	18,964
Accumulated depreciation and amortization	(15,249)	(15,110)
Total property and equipment, net	$3,754	$3,854

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

The Company capitalized  $839,000 and $2,165,000 related to the development of software for internal use for the six months ended October 31, 2012 and 2011, respectively, of which $758,000 and $1,271,000 related to development costs for  the digital production software  project and $81,000 and $894,000 related to a new fulfillment system, respectively.  Such costs are capitalized and amortized over the expected useful life of the asset which is approximately from 3 to 5 years.  Total amortization expenses for the six months ended October 31, 2012 and October 31, 2011 were $617,000 and $128,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2012
(Unaudited

The new fulfillment system was placed in service on December 1, 2011.  The Company's refreshed website, Single Sign On ("SSO") and new e-commerce and website shopping cart were also placed in service during December 2011.  A new institutional sales website ValueLinePro.com was launched by the Company during March 2012.

Note 11 - Treasury Stock and Repurchase Program:

On January 20, 2011, the Company's Board of Directors approved the repurchase of shares of the Company’s common stock up to an aggregate purchase amount of $3,200,000.  The repurchase program expired on January 15, 2012 and was not renewed by the Company's Board of Directors.

On September 19, 2012, the Company's Board of Directors approved the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable up to an aggregate purchase amount of $3,000,000.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2012 (1)(2)	103,619	$1,390	$13.41	$-
Purchases effected in open market during the quarter ended October 31, 2012:
September 30, 2012	3,440	$30	$8.84	$2,970
Balance as of October 31, 2012	107,059	$1,420	$13.26

(1) Includes the balance of 18,400 shares with a total average cost of $354,000 that were acquired prior to the repurchase program authorized in January 2011.

(2) Includes the balance of 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors which may involve external factors over which we may have no control, or changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion, could also have material adverse effects on future results. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking information contained herein.

In this report, “Value Line,” “we,” “us,” “our” refers to Value Line, Inc. and the “Company” refers to Value Line and its subsidiaries unless the context otherwise requires.

Executive Summary of the Business

The Company's primary business is producing investment periodicals and related publications and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products.  Value Line markets under well-known brands including Value Line, the Value Line Logo, The Value Line Investment Survey®, and The Most Trusted Name in Investment Research®. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, and is a registered trademark of the Company. Prior to December 23, 2010, the date of the completion of  the Restructuring Transaction (see “Restructuring of Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line® Mutual Funds ("Value Line Funds"), institutions and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.

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

Restructuring of Asset Management and Mutual Fund Distribution Businesses

The business of EULAV Asset Management Trust, a Delaware business trust (“EAM”) is managed by its trustees each owning 20% of the voting profits interest of EAM and by its officers subject to the direction of the trustees.  The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.

Pursuant to the EAM Agreement, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking System information to EAM without charge or expense.

Business Environment

During the six months ended October 31, 2012, the NASDAQ and the Dow Jones Industrial Average were up 4% and 2%, respectively.  The severe downturn experienced in the September 2008 to March 2009 period and the volatility in the financial markets since then have resulted in many individual investors withdrawing money from equity investments, including equity mutual funds. This risk-averse temperament of investors continues to restrain both the Company’s revenues from its research periodicals and publications and the Company’s cash flows from its non-voting revenues and non-voting profits interests in EAM.

Results of Operations for the Three and Six Months Ended October 31, 2012 and 2011

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2012	2011	Change	2012	2011	Change
Income from operations	$920	$1,518	-39.4%	$2,272	$3,156	-28.0%
Revenues and profits interests from EAM Trust	$1,529	$1,343	13.8%	$3,002	$2,915	3.0%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$2,449	$2,861	-14.4%	$5,274	$6,071	-13.1%
Operating expenses	$7,889	$7,622	3.5%	$15,475	$15,354	0.8%
Income from securities transactions, net	$30	$20	50.0%	$56	$31	80.6%
Income before income taxes	$2,479	$2,881	-14.0%	$5,330	$6,102	-12.7%
Net income	$1,572	$1,915	-17.9%	$3,348	$3,991	-16.1%
Earnings per share	$0.16	$0.19	-15.8%	$0.34	$0.40	-15.0%

Total operating revenues

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2012	2011	Change	2012	2011	Change
Investment periodicals and related publications:
Print	$4,735	$5,094	-7.0%	$9,635	$10,300	-6.5%
Digital	3,092	3,233	-4.4%	6,220	6,425	-3.2%
Total investment periodicals and related publications	7,827	8,327	-6.0%	15,855	16,725	-5.2%
Copyright data fees	982	813	20.8%	1,892	1,785	6.0%
Total publishing revenues	$8,809	$9,140	-3.6%	$17,747	$18,510	-4.1%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the fiscal year-to-fiscal year changes in the gross sales orders associated with print and digital subscriptions.

Sources of Subscription Gross Sales Orders

	Three Months Ended October 31,
	2012		2011
	Print	Electronic	Print	Electronic
New Sales Orders	21.5%	25.3%	11.2%	26.3%
Renewal Sales Orders	78.5%	74.7%	88.8%	73.7%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%

	Six Months Ended October 31,
	2012		2011
	Print	Electronic	Print	Electronic
New Sales Orders	17.8%	21.7%	11.4%	27.2%
Renewal Sales Orders	82.2%	78.3%	88.6%	72.8%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%

	As of October 31,
($ in thousands)	2012	2011	Change
Deferred subscription income (current and long term liabilities)	$23,111	$24,195	-4.5%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues decreased $500,000, or 6.0% for the three months ended October 31, 2012 and $870,000, or 5.2%, for the six months ended October 31, 2012, as compared to the prior fiscal year.  While the Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market, total product line circulation at October 31, 2012 was 4.6% lower than total product line circulation at October 31, 2011.  Price increases recently instituted have been offset by reduced sales volume of renewals and new orders.  Continuing factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  The Company is not adding enough new subscribers to offset the subscribers that choose not to renew their subscriptions.  The Company has been successful in growing revenues from digitally-delivered investment periodicals within institutional sales. Gross institutional sales orders of $4,951,000 for the six months ended October 31, 2012, were $518,000 or 11.7% above comparable sales orders of $4,433,000, for the six months ended October 31, 2011. This increase continues a positive growth trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers.

           Print publication revenues decreased $359,000 or 7.0% for the three months ended October 31, 2012 and $665,000, or 6.5%, for the six months ended October 31, 2012 from fiscal 2012 for the reasons described earlier.   Earned revenues from institutional print publications increased $135,000 or 50.7% for the three months ended October 31, 2012 and $228,000 or 43.5%, for the six months ended October 31, 2012 as compared to the prior fiscal year.  Print publications revenues from retail subscribers decreased $494,000 or 10.2% for the three months ended October 31, 2012 and $893,000 or 9.1% for the six months ended October 31, 2012, as compared to the prior fiscal year.  Print circulation has fallen 8.3% as of October 31, 2012 as compared to print circulation at October 31, 2011, albeit the Company is realizing a higher average price level on new orders.

Digital publications revenues decreased $141,000 or 4.4%, for the three months ended October 31, 2012 and $205,000, or 3.2%, for the six months ended October 31, 2012 from the prior fiscal year.  Earned revenues from institutional digital publications decreased $50,000 of 2.3%, for the three months ended October 31, 2012 and $67,000 or 1.6%, for the six months ended October 31, 2012, as compared to the prior fiscal year. Digital publications revenues from retail subscribers decreased $91,000 or 8.4%, for the three months ended October 31, 2012 and $138,000 or 6.3%, for the six months ended October 31, 2012, as compared to the prior fiscal year.

The Company has relied more on its institutional sales marketing efforts, and the increase in institutional combined print and digital revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts.  The decrease in digital retail publications revenues is primarily attributable to the decrease in circulation within the Company’s software products, and to some extent the transition of certain users from the retail category to institutional, at higher prices.

The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Consistent with the experience of other print publishers in many fields, the Company has found that its roster of customers has been declining as individuals migrate to various digital services.  A modest number of customers who do not qualify for retail prices have chosen to cancel their subscriptions, while the rest have converted to institutional services, at higher prices.

Individual investors interested in digitally-delivered investment information have access to free equity research from many sources.  For example, most retail broker-dealers with computerized trading services offer their customers free or low cost research services that compete with the Company’s services.  Revenues from the Company’s current retail online services have also declined because many competing products offer more extensive interactive features.

The Company believes that the volatility of the equity market and the sluggish economic recovery have to some extent eroded retail investor interest in equities.  The Company also believes that the negative trend in overall subscription revenue is likely to continue until new products have been developed and marketed.

The Company has established the goal of developing competitive digital products and marketing them effectively through traditional as well as internet and mobile channels. Towards that end, the Company has been modernizing legacy information technology systems.  The Company is not able to predict when these efforts will result in the launch of new products or whether they will be successful in reversing the trend of declining retail publishing revenues.

During fiscal 2012, there were a number of technology advances which are building blocks to the planned launch of our new product offerings expected to begin in fiscal 2014.  In December 2011, the new fulfillment system was placed in service that gives the Company the ability to perform real time order processing and grant immediate access to products on the web, all from one system, as well as offering multi-tiered entitlements which will come into play in fiscal 2014.  In December 2011, a new eCommerce platform and a Single Sign On module were launched which directly leverage the new fulfillment system's capabilities for new web order entry and customer access to their products via a single username and password.  Both of these services are a substantial progression from the previous solutions which were made up of multiple systems that previously had no ability to communicate with each other, requiring increased staff hours through manual double-keying.  In January 2012, a website reskin was launched which served to modernize the look and feel of valueline.com.

In addition, the Company launched a new institutional sales website ValueLinePro.com. during March 2012.  ValueLinePro.com provides a dedicated internet destination for investment advisers, portfolio managers, corporate professionals and library patrons who seek to learn how Value Line’s proprietary research tools can help them research stocks, mutual funds, options, convertible securities and exchange traded funds (“ETFs”).  The site thoroughly describes each of the Company’s customized products available to institutions and investment professionals, coordinating with the Company’s sales and marketing efforts to institutions, and has began to serve as a key generator of sales leads.

A major track of work is the creation of a centralized and active database for all of Value Line’s finalized, post-calculated data.  In order to serve up our data for a variety of uses (new products, different Institutional Sales channels, etc.) it became apparent that all data fields must be fully defined, and a new storage/retrieval mechanism developed which was built upon current “relational” protocols.

The adoption of a formal Software Development Lifecycle (SDLC) and project management system gives the Company a standard process for how development goals are pursued.  Each project is planned with the creation of documentation for a formal architecture.  In this way, the suitable resources are assigned with the overall business objectives in mind.

Copyright data fees

The Value Line Proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge.  The Ranking System is designed to be predictive over a six to twelve month period.  For the three months ended October 31, 2012, the combined Ranking System “Rank 1 & 2” stocks increased by 5.0%, allowing for weekly changes in Ranks, outperforming an increase of 1.9% in the S&P 500 Index during the same period.  For the six month period ended October 31, 2012, the combined Ranking System “Rank 1 & 2” stocks declined 0.2%, underperforming the S&P 500 Index’s increase of 1.0%, during the comparable period.  For the twelve month period ended October 31, 2012, the combined Ranking System “Rank 1 & 2” stocks increased 11.4%, underperforming the S&P 500 Index’s increase of 12.7%, during the comparable period.

           During the three and six months ended October 31, 2012, copyright data fees increased $169,000 or 20.8% and $107,000, or 6.0%, respectively, as compared to the prior fiscal year.  As of October 31, 2012, total third party sponsored assets were attributable to four contracts for copyright data representing $3.4 billion in various products, as compared to four contracts and $3.0 billion in assets at October 31, 2011, representing a 13.0% increase in assets.

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

Investment management fees and services – (unconsolidated)

The Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2012, were $2.05 billion, which is $16 million or 0.8% above total assets of $2.03 billion in the Value Line Funds managed by EAM at October 31, 2011.

Value Line Mutual Funds

Total Net Assets
	As of October 31,
($ in millions)	2012	2011	Change
Equity funds	$1,780	$1,748	1.8%
Fixed income funds	204	210	-2.9%
U.S. Government Money Market Fund (“USGMMF”)	-	74	-100.0%
Total EAM managed net assets	1,984	2,032	-2.4%
Daily Income Fund managed by Reich & Tang Asset Management LLC (“Reich & Tang”)	64	-	n/a
Total net assets	$2,048	$2,032	0.8%

While equity assets under management did rise, the rise amalgamates a positive performance, with significant (comparable to last year) loss of accounts and the associated net asset outflows (redemptions less new sales).  Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

	As of October 31,
($ in millions)	2012	2011	Change
Variable annuity assets (GIAC)	$455	$463	-1.7%
All other open end equity fund assets	1,325	1,285	3.1%
Total equity fund net assets	$1,780	$1,748	1.8%

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the six months ended October 31, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $6,229,000 and 12b-1 fees of $1,876,000.  For the same period, total investment management fee waivers were $346,000 and 12b-1 fee waivers were $1,088,000.  During the six months ended October 31, 2012, EAM's net income was $388,000 after giving effect to Value Line’s non-voting revenues interest of $2,808,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

Total results of EAM’s investment management operations during the six months ended October 31, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $6,258,000, 12b-1 fees of $1,750,000 and other income of $9,000. For the same period, total investment management fee waivers were $457,000 and 12b-1 fee waivers were $1,166,000.  During the six months ended October 31, 2011, EAM's net income was $188,000, after giving effect to Value Line’s non-voting revenues interest of $2,821,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of October 31, 2012, nine of the Value Line Funds have all or a portion of the 12b-1 fees being waived, two of the funds have partial investment management fee waivers in place and, effective June 16, 2011, USGMMF discontinued the 12b-1 program.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

 As of October 31, 2012, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Guardian, Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade. In August 2012, the Value Line Asset Allocation Fund was added to Schwab's prestigious OneSource Select List.

The Value Line fixed income fund assets (excluding USGMMF), represent 10.0% of total Fund assets under management (“AUM”) at October 31, 2012, a slight decrease from 10.3% last fiscal year.  The USGMMF assets represent 3.1% of the total Fund AUM at October 31, 2012, a decrease from 3.6% of the total Fund AUM at October 31, 2011.  At October 31, 2012, fixed income AUM had decreased by 2.9%, and USGMMF AUM had decreased by 13.5%.  Management fees from the USGMMF were zero with EAM having waived all fees for the Fund since the end of November 2009, and, because of the historically low interest rate environment and new regulations restricting investments, substantially subsidizing the USGMMF expenses.

At the Value Line Mutual Funds shareholder meeting held on December 15, 2011, the Convertible Fund shareholders approved the merger of the Value Line Convertible Fund into the Value Line Income and Growth Fund, effective December 16, 2011.  The Value Line Convertible Fund had approximately $20 million in assets under management as of December 16, 2011.  On May 18, 2012, the VL New York Tax Exempt Trust ($15 million) combined into the VL Tax Exempt Fund ($90 million).  The combination offers many benefits for fund shareholders as described in the fund’s proxy materials.

The USGMMF in accordance with a plan approved by the Fund Board merged into a third party fund, the Daily Income Fund, managed by Reich & Tang, effective October 19, 2012.  Final documentation was approved at the fund board meeting held during June 2012.  EAM will distribute the Daily Income Fund on behalf of Reich & Tang and maintain the shareholder accounts on behalf of the Value Line Funds shareholders who invest in the Daily Income Fund, but EAM is no longer subsidizing the expenses of the money market fund resulting from the low interest rate economic environment.  In addition, the merger of the USGMMF will eliminate the cost of administration and fund accounting.

At the September 2012 meeting, the Funds' Board approved a change in the strategy of the Value Line Aggressive Income Trust and a name change to the Value Line Core Bond Fund effective December 10, 2012. In doing so, the Value Line Funds would have a core bond fund offering that still meets the fundamental investment objectives of Aggressive Income Trust, which is maximization of current income with a secondary objective of capital appreciation, yet have broader appeal and a larger pool of investors to attract assets. Such assets may include existing shareholders of other Value Line Funds as older shareholders redeem equities.

EAM Trust - The Company’s non-voting revenues and non-voting profits interests

The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2012	2011	2012	2011
Non-voting revenues interest	$1,414	$1,330	$2,808	$2,821
Non-voting profits interest	115	13	194	94
	$1,529	$1,343	$3,002	$2,915

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.

Value Line operating expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2012	2011	Change	2012	2011	Change
Advertising and promotion	$1,087	$988	10.0%	$1,899	$2,109	-10.0%
Salaries and employee benefits	3,634	3,710	-2.1%	7,413	7,350	0.8%
Production and distribution	1,452	1,158	25.4%	2,814	2,387	17.9%
Office and administration	1,716	1,766	-2.8%	3,349	3,508	-4.5%
	$7,889	$7,622	3.5%	$15,475	$15,354	0.8%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration.  Operating expenses for the three and six months ended October 31, 2012, increased $267,000 or 3.5% and $121,000, or 0.8%, respectively, as compared to the three and six months ended October 31, 2011.

Advertising and promotion

Advertising and promotion expenses during the three months ended October 31, 2012, increased $99,000 or 10.0%, as compared to the prior year period, mainly related to a $37,000 increase in telemarketing costs, and a $67,000 increase in expenses related to design and promotion of the digital products in fiscal 2013.

Advertising and promotion expenses during the six months ended October 31, 2012, decreased $210,000, or 10.0%, as compared to fiscal 2012.  Media and internet advertising and promotional costs for the six months ended October 31, 2012 decreased by $298,000 due to the marketing expense for the digital product and software promotion during fiscal 2012.  The remaining decrease for the six months ended October 31, 2012, was mainly related to a $47,000 decrease primarily in copyright data sales commissions costs and a $43,000 reduction in renewal solicitation costs, offset by a $68,000 increase in direct marketing costs, a $71,000 increase in telemarketing costs, and a $70,000 increase in expenses related to design and promotion of the digital product in fiscal 2013.

Salaries and employee benefits

Salaries and employee benefits decreased $76,000 or 2.1% and increased $63,000 or 0.8%, respectively, during the three and six months ended October 31, 2012, as compared to fiscal 2012.  Salaries and employee benefits are at a relatively stable state, with variations resulting from the timing of personnel replacements and variations in commissionable orders.

Production and distribution

Production and distribution expenses during the three and six months ended October 31, 2012, increased $294,000 or 25.4% and $427,000 or 17.9%, respectively, as compared to fiscal 2012.  During the three and six months ended October 31, 2012, an increase of $268,000 and $508,000, respectively, resulted from additional amortization of internally developed software costs for the automation of our fulfillment system, single sign on and website development implemented during the third quarter of fiscal 2012 which were partially offset by a decrease in paper, printing and distribution expenses and lower costs related to outsourcing certain data collection services.

Office and administration

Office and administration expenses during the three months ended October 31, 2012, decreased $50,000 or 2.8%, as compared to fiscal 2012.  The decrease was due to a $103,000 decline in professional fees, which was partially offset by an increase in building operating expenses in fiscal 2013.

Office and administration expenses during the six months ended October 31, 2012, decreased $159,000 or 4.5%, as compared to fiscal 2012.  The decrease was due to a $225,000 decline in professional fees, which was partially offset by a $50,000 increase in building maintenance expenses in fiscal 2013.  In fiscal 2012 office and administrative expense were reduced due to reimbursement of $44,000 received from EAM for the month of May 2011 for rent and certain accounting and other administrative support services provided to EAM during their final month of occupancy at the Company’s office facility.

Income from Securities Transactions, net

During the six months ended October 31, 2012, the Company’s income from securities transactions, net, of $56,000, which includes primarily dividend income, was $25,000 or 80.6% above income from securities transactions, net, of $31,000 during the six months ended October 31, 2011.  Realized losses on sales of fixed income securities, were $5,000 during the six months ended October 31, 2011.  During the six months ended October 31, 2011, income from securities transactions, net, included combined dividend and interest income of $41,000.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the six months ended October 31, 2012 and 2011 was 37.18% and 34.60%, respectively. The annual effective tax rate changed during fiscal 2013 due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate is attributable to the inclusion of a tax benefit for alternative minimum tax during the prior fiscal year and a higher percentage of income subject to state and local taxes during the current fiscal year.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $9,447,000 as of October 31, 2012 and negative working capital of $9,581,000 as of October 31, 2011.  These amounts include short term unearned revenue of $19,697,000 and $20,003,000 reflected in total current liabilities at October 31, 2012 and October 31, 2011, respectively.  Cash and short term securities were $13,346,000 as of October 31, 2012 and $13,895,000 as of October 31, 2011.

The Company’s cash and cash equivalents include $7,044,000 and $9,284,000 at October 31, 2012 and October 31, 2011, respectively, invested primarily in Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash outflows from operating activities of $721,000 during the six months ended October 31, 2012, $593,000 below cash outflows from operations of $1,314,000 during the six months ended October 31, 2011.  The negative cash flows during the first six months of fiscal 2013 and 2012 were primarily the result of payments made for the settlement reserve of $19,000 and $984,000 and funding the Company’s Profit Sharing and Savings Plan in the amounts of $294,000 and $507,000, respectively.

Cash from investing activities

The Company’s cash outflows from investing activities of $99,000 during the six months ended October 31, 2012, compared to cash inflows from investing activities of $9,308,000 for the six months ended October 31, 2011. Cash inflows for the six months ended October 31, 2011, were higher primarily due to the Company’s decision not to re-invest $8,995,000 of proceeds from sales of fixed income securities during the prior fiscal year, in short-term, low yielding fixed income securities.  The decrease in cash inflows from investing activities in fiscal 2013 was partially offset by the decline in expenditures for capitalized software of $1,326,000 related to capitalized software costs for upgrading its product capabilities and timing of the receipt of non-voting revenues interest and non-voting profits interest distributions from EAM Trust.  The Company expects that investing activities will provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions in EAM.

Cash from financing activities

The Company’s cash outflows from financing activities of $2,999,000 during the six months ended October 31, 2012, were less than cash outflows from financing activities of $4,934,000 for the six months ended October 31, 2011.  During fiscal 2013, cash outflows for financing activities consisted of dividend payments of $0.15 per share and $30,000 for the repurchase of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program.  During fiscal 2012, cash outflows for financing activities consisted of dividend payments of $0.20 per share and $946,000 for the repurchase of the Company’s common stock under the January 20, 2011 board approved repurchase program that expired on January 15, 2012.  The Company expects financing activities will continue to use cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and does not anticipate making any borrowings during the next twelve months.   As of October 31, 2012, retained earnings and liquid assets were $32,007,000 and $13,346,000, respectively.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 1, 2013.  The Company believes that the implementation of ASU 2011-11 will not have a material effect on its Consolidated Condensed Financial Statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), to simplify how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company believes that the implementation of ASU 2012-02 will not have a material effect on its Consolidated Condensed Financial Statements.

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

Interest Rate Risk

At October 31, 2012, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

As of October 31, 2012 and April 30, 2012, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, such as ProShares Short Dow 30 (DOG) and ProShares Short S&P 500 (SH), was $4,950,000 and $3,749,000 and the market value was $5,123,000 and $3,881,000, respectively.

					Hypothetical
($ in thousands)				Estimated Fair	Percentage
				Value after	Increase
			Hypothetical	Hypothetical	(Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of October 31, 2012	Equity Securities	$3,351	30% increase	$4,355	2.00%
	and ETFs held
	for dividend yield		30% decrease	$2,345	-2.00%
As of October 31, 2012	Inverse ETF	$1,772	30% increase	$1,241	-1.06%
	Holdings		30% decrease	$2,304	1.06%
As of October 31, 2012	Total	$5,123	30% increase	$5,596	0.94%
			30% decrease	$4,649	-0.94%

					Hypothetical
($ in thousands)				Estimated Fair	Percentage
				Value after	Increase
			Hypothetical	Hypothetical	(Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2012	Equity Securities	$2,565	30% increase	$3,334	1.54%
	and ETFs held
	for dividend yield		30% decrease	$1,796	-1.54%
As of April 30, 2012	Inverse ETF	$1,316	30% increase	$921	-0.79%
	Holdings		30% decrease	$1,710	0.79%
As of April 30, 2012	Total	$3,881	30% increase	$4,255	0.75%
			30% decrease	$3,506	-0.75%

Item 4.  CONTROLS AND PROCEDURES

(a)
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

The Company’s management has evaluated, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On October 29 and 30, 2012, the metropolitan New York City and New Jersey region suffered severe damage from Hurricane Sandy.  The Company does not currently believe that Hurricane Sandy will have a material impact on our Consolidated Condensed Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

( c )       Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended October 31, 2012.   All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1- 30, 2012	3,440	$8.84	3,440	$2,970,000
Total	3,440	$8.84	3,440	$2,970,000

    All shares represent shares repurchased pursuant to authorization of the Board of Directors.  On September 19,  2012, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $3,000,000.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Principal Executive Officer/ Principal Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: December 14, 2012	By:	/s/Howard A. Brecher

Howard A. Brecher
Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2012	By:	/s/Stephen R. Anastasio

Stephen R. Anastasio
Vice President and Treasurer
(Principal Financial Officer)