Form 10-Q
period 2013-01-31
VALUE LINE INC
filed 2013-03-13
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2013

Common stock, $0.10 par value	9,880,051 Shares

VALUE LINE INC.
TABLE OF CONTENTS

Part I - Financial Information
  Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	January 31,	April 30,
	2013	2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term
investments of $7,751 and $10,848, respectively)	$8,743	$12,042
Securities available-for-sale	5,152	3,881
Accounts receivable, net of allowance for doubtful
accounts of $35 and $44, respectively	1,211	902
Prepaid and refundable income taxes	-	779
Prepaid expenses and other current assets	1,004	1,071
Deferred income taxes	320	442
Total current assets	16,430	19,117

Long term assets:
Investment in EAM Trust	57,465	56,331
Property and equipment, net	3,765	3,854
Capitalized software and other intangible assets, net	5,674	5,067
Total long term assets	66,904	65,252

Total assets	$83,334	$84,369

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,138	$2,673
Accrued salaries	992	1,108
Dividends payable	1,482	1,484
Accrued taxes on income	631	96
Reserve for settlement expenses	252	275
Unearned revenue	21,001	21,548
Total current liabilities	26,496	27,184

Long term liabilities:
Unearned revenue	3,032	4,447
Deferred income taxes	20,949	20,424
Total long term liabilities	23,981	24,871
Total liabilities	50,477	52,055

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	32,272	31,628
Treasury stock, at cost (119,949 and 103,619 shares, respectively)	(1,537)	(1,390)
Accumulated other comprehensive income, net of tax	131	85
Total shareholders’ equity	32,857	32,314

Total liabilities and shareholders’ equity	$83,334	$84,369

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Revenues:
Investment periodicals and related publications	$7,938	$8,145	$23,793	$24,870
Copyright data fees	1,008	851	2,900	2,636
Total revenues	8,946	8,996	26,693	27,506

Expenses:
Advertising and promotion	1,017	622	2,916	2,731
Salaries and employee benefits	3,683	3,638	11,096	10,988
Production and distribution	1,422	1,143	4,236	3,530
Office and administration	1,736	1,770	5,085	5,278
Total expenses	7,858	7,173	23,333	22,527
Income from operations	1,088	1,823	3,360	4,979

Revenues and profits interests in EAM Trust	1,625	1,456	4,627	4,371
Income from securities transactions, net	37	3	93	34
Income before income taxes	2,750	3,282	8,080	9,384
Income tax provision	1,003	1,438	2,985	3,549
Net income	$1,747	$1,844	$5,095	$5,835

Earnings per share, basic & fully diluted	$0.18	$0.19	$0.52	$0.59

Weighted average number of common shares	9,884,308	9,896,381	9,891,826	9,930,225

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Net income	$1,747	$1,844	$5,095	$5,835

Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes	19	43	46	13
Other comprehensive income	19	43	46	13
Comprehensive income	$1,766	$1,887	$5,141	$5,848

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	January 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,095	$5,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,136	399
Non-voting revenues interest in EAM Trust	(4,280)	(4,251)
Non-voting profits interest in EAM Trust	(347)	(120)
Realized losses on securities available-for-sale	-	22
Deferred income taxes	673	3,262
Changes in operating assets and liabilities:
Unearned revenue	(1,962)	(1,262)
Reserve for settlement	(23)	(1,163)
Operating lease exit obligation	(329)	(329)
Accounts payable & accrued expenses	(206)	(1,716)
Accrued salaries	(116)	(3)
Accrued taxes on income	484	35
Prepaid and refundable income taxes	779	59
Prepaid expenses and other current assets	67	44
Accounts receivable	(309)	886
Receivable from affiliates	-	38
Total adjustments	(4,433)	(4,099)
Net cash provided by operating activities	662	1,736

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Maturities and sales of fixed income securities	-	11,196
Purchases of equity securities	(1,200)	(1,598)
Distributions received from EAM Trust	3,493	4,339
Acquisition of property and equipment	(108)	(31)
Expenditures for capitalized software	(1,546)	(2,992)
Net cash provided by investing activities	639	10,914

Cash flows from financing activities:
Purchase of treasury stock at cost	(147)	(946)
Dividends paid	(4,453)	(5,968)
Net cash used by financing activities	(4,600)	(6,914)
Net change in cash and cash equivalents	(3,299)	5,736
Cash and cash equivalents at beginning of year	12,042	6,802
Cash and cash equivalents at end of period	$8,743	$12,538

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Nine Months Ended January 31, 2013
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,628	$85	$32,314

Net income						5,095		5,095
Change in unrealized gains on securities, net of taxes							46	46
Purchase of treasury stock				(16,330)	(147)			(147)
Dividends declared						(4,451)		(4,451)
Balance at January 31, 2013	10,000,000	$1,000	$991	(119,949)	$(1,537)	$32,272	$131	$32,857

Dividends declared per share were $0.15 for each of the three months ending July 31, 2012, October, 31, 2012 and January 31, 2013.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Nine Months Ended January 31, 2012
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2011	10,000,000	$1,000	$991	(25,119)	$(444)	$31,644	$63	$33,254

Net income						5,835		5,835
Change in unrealized gains on securities, net of taxes							13	13
Purchase of treasury stock				(78,500)	(946)			(946)
Dividends declared						(5,457)		(5,457)
Balance at January 31, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$32,022	$76	$32,699

Dividends declared per share were $0.20 for each of the three months ending July 31, 2011 and October, 31, 2011 and $0.15 for the three months ending January 31, 2012.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2013
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

The Consolidated Condensed Balance Sheets as of January 31, 2013 and April 30, 2012, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 filed with the SEC on July 27, 2012 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

In accordance with FASB’s Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. On December 23, 2010, the Company completed the deconsolidation of the investment management related affiliates (the “Restructuring Transaction”) in accordance with FASB’s Topic 810. As part of the Restructuring Transaction, the Company received a significant non-voting revenues interest (excluding distribution revenues) and a non-voting profits interest in the new entity, EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”). The Company relied on the guidance in FASB’s ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated Condensed Statements of Income.

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
January 31, 2013
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

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a “non-voting revenues interest” and a “non-voting profits interest” in EAM as defined in the EAM Declaration of Trust dated as of December 23, 2010 (the “EAM Trust Agreement”). The business of EAM is managed by its trustees each owning 20% of the voting profits interest of EAM and by its officers subject to the direction of the trustees. The non-voting revenues interest (“Revenues Interest”) entitles the Company to receive a range of 41% to 55%, based on the amount of EAM’s adjusted gross revenues, excluding distribution revenues from EULAV Securities, the distributor of the Value Line Funds (“ES”). The non-voting profits interest (“Profits Interest”) entitles the Company to receive 50% of EAM’s profits, subject to certain limited adjustments as defined in the EAM Trust Agreement. The Revenues Interest and at least 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line.  The Company’s Revenues Interest in EAM excludes participation in the service and distribution fees of EAM’s subsidiary, ES.  The Company's Revenues Interest in EAM excludes participation in the service and distribution fees of EAM's subsidiary, ES.  The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting.  Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM's revenues and profits.

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

Market valuations of securities listed on a securities exchange and ETF shares are based on the closing sales prices on the last business day of each month. The market value of the Company’s fixed maturity U.S. Government debt securities is determined utilizing publicly quoted market prices. Cash equivalents consist of investments in money market funds that invest primarily in U.S. Government securities valued in accordance with rule 2a-7 under the 1940 Act.

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
January 31, 2013
(Unaudited)

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.
Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,751	$-	$-	$7,751
Securities available-for-sale	5,152	-	-	5,152
	$12,903	$-	$-	$12,903

	As of April 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,848	$-	$-	$10,848
Securities available-for-sale	3,881	-	-	3,881
	$14,729	$-	$-	$14,729

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2013 and April 30, 2012, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of January 31, 2013, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2013 and April 30, 2012, cash equivalents included $7,751,000 and $10,848,000, respectively, for amounts invested in savings accounts at large commercial banks, held as bank certificates of deposits, and investments in money market mutual funds that invest in short term U.S. government securities.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2013
(Unaudited)

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions. As of January 31, 2013 and April 30, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of January 31, 2013 and April 30, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of January 31, 2013 and April 30, 2012, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $4,950,000 and $3,749,000, respectively, and the fair value was $5,152,000 and $3,881,000, respectively.

There were no sales or proceeds from sales of equity securities during the nine months ended January 31, 2013 and January 31, 2012. The increases in gross unrealized gains on equity securities classified as available-for-sale of $70,000, net of deferred taxes of $24,000, were included in Shareholders’ Equity at January 31, 2013. The increases in gross unrealized gains on equity securities classified as available-for-sale of $12,000, net of deferred  taxes of $4,000, were included in Shareholders’ Equity at January 31, 2012.

The carrying value and fair value of securities available-for-sale at January 31, 2013 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$19	$(11)	$111
ETFs - equities	2,969	419	-	3,388
Inverse ETFs - equities	1,878	-	(225)	1,653
	$4,950	$438	$(236)	$5,152

The carrying value and fair value of securities available-for-sale at April 30, 2012 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$14	$(5)	$112
ETFs - equities	2,257	201	(5)	2,453
Inverse ETFs - equities	1,389	-	(73)	1,316
	$3,749	$215	$(83)	$3,881

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of government debt securities issued by the United States federal government. There were no fixed income securities as of January 31, 2013 or April 30, 2012.

During the nine months ended January 31, 2012, proceeds from maturities and sales of government debt securities classified as available-for-sale were $11,196,000 and realized losses on sales of fixed income securities was $22,000. The increases in gross unrealized gains on fixed income securities classified as available-for-sale of $9,000, net of deferred taxes of $4,000, were included in Shareholders’ Equity at January 31, 2012.

Income from securities transactions was comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2013	2012	2013	2012
Dividend income	$34	$19	$91	$46
Interest income	3	2	4	16
Realized losses on securities available-for- sale (1)	-	(18)	-	(22)
Other	-	-	(2)	(6)

Total income from securities transactions, net	$37	$3	$93	$34

(1) This amount was reclassified from Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheets to the Consolidated Condensed Statements of Income.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2013
(Unaudited)

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of January 31, 2013 and April 30, 2012, accumulated other comprehensive income was $131,000 and $85,000, which is net of deferred taxes of $71,000 and $46,000, respectively.

Investment in Unconsolidated Entities:
Equity Method Investment:

As of January 31, 2013, and April 30, 2012, the Company’s investment in EAM Trust, on the Consolidated Condensed Balance Sheet was $57,465,000 and $56,331,000, respectively.

The value of VLI’s investment in EAM at January 31, 2013 and April 30, 2012 reflects the fair value of contributed capital of $55,805,000 at inception, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2013	2012	2013	2012
Investment management fees earned from the Value Line Funds, net of waivers shown below	$3,252	$3,038	$9,481	$9,296
12b-1 fees and other fees, net of waivers shown below	$992	$838	$2,868	$2,588
Other income	$5	$5	$5	$14
Investment management fee waivers (1)	$16	$179	$362	$636
12b-1 fee waivers (1)	$545	$534	$1,633	$1,700
Value Line’s non-voting revenues interest	$1,472	$1,430	$4,280	$4,251
EAM’s net income (2)	$306	$52	$694	$240

(1) During fiscal 2013 investment management fee waivers primarily related to the U.S. Government Money Market Fund (“USGMMF”) which was merged into a third party fund, the Daily Income Fund, managed by Reich & Tang, effective October 19, 2012.  The 12b-1 fee waivers related to nine of the Value Line Mutual Funds.  In fiscal 2012, investment management fee waivers primarily related to the USGMMF and the 12b-1 fee waivers related to eleven of the Value Line Mutual Funds.
(2) Represents EAM’s net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	January 31,	April 30,
($ in thousands)	2013	2012
	(unaudited)
EAM’s total assets	$59,141	$57,482
EAM’s total liabilities (1)	(2,664)	(663)
EAM’s total equity	$56,477	$56,819

(1) At January 31, 2013, EAM’s total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,588,000.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2013
(Unaudited)

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2013 (unaudited)	$59,141	$57,465	$-	$57,465
As of April 30, 2012	$57,482	$56,331	$-	$56,331

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

	Nine Months Ended January 31,
($ in thousands)	2013	2012
State and local income tax payments	$(20)	$(84)
Federal income tax payments to the Parent	$(1,030)	$(245)

See Note 7-Related Party Transactions for amounts associated with the Parent.

Note 5 - Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the nine months ended January 31, 2013 and January 31, 2012, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $175,000 and $337,000, respectively.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2013
(Unaudited)

As of January 31, 2013, and January 31, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of January 31, 2013, and January 31, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the nine months ended January 31, 2013 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$70	$(78)	$54	$46

	$70	$(78)	$54	$46

The components of comprehensive loss that are included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the nine months ended January 31, 2012 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized losses on securities	$(1)	$-	$-	$(1)
Add: Losses realized in net income	22	(8)	-	14
	$21	$(8)	$-	$13

Note 7 - Related Party Transactions:

Investment Management (overview):

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests going forward, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2013, were $2.13 billion, 2.6% above total assets of $2.08 billion in the Value Line Funds managed by EAM at January 31, 2012. The increase is a result of net appreciation in equity assets under management partially offset by redemptions within the funds.

At the Value Line Mutual Funds shareholder meeting held on December 15, 2011, the Convertible Fund shareholders approved the merger of the Value Line Convertible Fund into the Value Line Income and Growth Fund, effective December 16, 2011.  The Value Line Convertible Fund had approximately $20 million in assets under management as of December 16, 2011.  On May 18, 2012, the Value Line New York Tax Exempt Trust ($15 million) combined into the Value Line Tax Exempt Fund ($90 million).  The combination offers many benefits for fund shareholders as described in the fund’s proxy materials.

The USGMMF in accordance with a plan approved by the Fund Board merged into a third party fund, the Daily Income Fund, managed by Reich & Tang Asset Management LLC ("Reich & Tang"), effective October 19, 2012.  Final documentation was approved at the fund board meeting held during June 2012.  EAM distributes the Daily Income Fund on behalf of Reich & Tang and maintains the shareholder accounts on behalf of the Value Line Funds shareholders who invest in the Daily Income Fund, but EAM is no longer subsidizing the expenses of the money market fund resulting from the low interest rate economic environment.  In addition, the merger of the USGMMF eliminated the cost of administration and fund accounting.

At the September 2012 meeting, the Funds' Board approved a change in the strategy of the Value Line Aggressive Income Trust and a name change to the Value Line Core Bond Fund effective December 10, 2012. In doing so, the Value Line Funds now have a core bond fund offering that still meets the fundamental investment objectives of the Aggressive Income Trust, which is maximization of current income with a secondary objective of capital appreciation, yet have broader appeal and a larger pool of investors to attract assets. Such assets may include existing shareholders of other Value Line Funds as shareholders redeem equities.

At the December 2012 meeting, the Funds’ Board approved a merger of the Value Line U.S. Government Securities Fund into the Value Line Core Bond Fund. The merger is scheduled to take place in March 2013, pending shareholder approval. This would create a core bond fund with over $100 million in assets, a critical threshold for many institutional money managers. At the same meeting, the Funds’ board approved a name change to the Value Line Emerging Opportunities Fund to Value Line Small Cap Opportunities Fund. By changing the name, the strategy of the fund and correct category is clearly defined for investors.

The non-voting revenues and 90% of the Company’s non-voting profits interests due from EAM to the Company are payable each quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Condensed Balance Sheets, and not yet paid, were $1,588,000 and $497,000 at January 31, 2013 and April 30, 2012, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2013
(Unaudited)

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

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2013	2012	2013	2012
Non-voting revenues interest in EAM	$1,472	$1,430	$4,280	$4,251
Non-voting profits interest in EAM	153	26	347	120
	$1,625	$1,456	$4,627	$4,371

Transactions with Parent:

During the nine months ended January 31, 2013 and January 31, 2012, the Company was reimbursed $138,000 and $167,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. There were no Receivables from affiliates or receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2013 and April 30, 2012.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made $1,030,000 and $245,000 of federal tax payments to the Parent during the nine months ended January 31, 2013 and January 31, 2012, respectively. Prepaid and refundable income taxes on the Consolidated Condensed Balance Sheets included $0 and $530,000 of prepaid federal income tax due from the Parent at January 31, 2013 and April 30, 2012, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of January 31, 2013, the Parent owned approximately 87.4% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2013	2012	2013	2012
Current tax expense (benefit):
Federal	$727	$414	$2,054	$371
State and local	156	131	258	(84)
	883	545	2,312	287
Deferred tax expense (benefit):
Federal	97	448	533	2,784
State and local	23	445	140	478
	120	893	673	3,262
Income tax provision:	$1,003	$1,438	$2,985	$3,549

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

($ in thousands)	January 31, 2013	April 30, 2012
Federal tax benefit (liability):
Net operating loss	$-	$126
Unrealized gains on securities available-for-sale	(71)	(46)
Operating lease exit obligation	51	153
Deferred professional fees	75	80
Deferred charges	222	76
Total federal tax benefit	277	389

State and local tax benefits:
Net operating loss	-	15
Other	43	38
Total state and local tax benefits	43	53
Deferred tax asset, short term	$320	$442

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2013
(Unaudited)

	January 31,	April 30,
($ in thousands)	2013	2012
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	1,400	1,032
Other	217	120
Total federal tax liability	18,677	18,212

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,185	2,182
Deferred non-cash post-employment compensation	(76)	(76)
Depreciation and amortization	173	127
Deferred professional fees	(10)	(21)
Total state and local tax liabilities	2,272	2,212
Deferred tax liability, long term	$20,949	$20,424

The Company’s net operating loss carryforward from fiscal 2012 of approximately $360,000 was fully utilized during the nine months ended January 31, 2013.  The tax effect of temporary differences giving rise to the Company’s long term deferred tax liability is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company’s asset management and mutual fund distribution subsidiaries, partially offset by the long term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI’s former employee.

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2013 and 2012 was 36.94% and 37.82%, respectively. The annual effective tax rate changed during fiscal 2013 due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate is attributable to prior fiscal year offset by a higher percentage of income subject to state and local taxes during the current fiscal year, to the recognition of the domestic production tax credits and an increase in the dividends received deduction during the current fiscal year offset by a higher percentage of income subject to state and local taxes.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2013	2012
U.S. statutory federal rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.78%	2.73%
Effect of dividends received deductions	-0.26%	-0.11%
Domestic production tax credit	-0.58%	-
Other, net	-	0.20%
Effective income tax rate	36.94%	37.82%

The Company believes that, as of January 31, 2013, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years 2009, 2010, and 2011 were subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities.  In February 2012, the Internal Revenue Service concluded its examination of the Company’s federal income tax returns through the fiscal year 2010, which resulted in no changes that had any adverse effect on the Company’s financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2013
(Unaudited)

Note 9 - Property and Equipment:

Property and equipment are carried at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the remaining terms of the leases.  For income tax purposes, depreciation of furniture and equipment is computed using accelerated methods and buildings and leasehold improvements are depreciated over prescribed extended tax lives. Property and equipment, net, on the Consolidated Condensed Balance Sheets was comprised of the following:

	January 31,	April 30,
($ in thousands)	2013	2012
Land	$726	$726
Building and leasehold improvements	7,325	7,283
Furniture and equipment	11,021	10,955
	19,072	18,964
Accumulated depreciation and amortization	(15,307)	(15,110)
Total property and equipment, net	$3,765	$3,854

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

The Company capitalized  $1,546,000 and $2,992,000 related to the development of software for internal use for the nine months ended January 31, 2013 and January 31, 2012, respectively, of which $1,444,000 and $1,876,000 related to development costs for  the digital production software  project and $102,000 and $1,116,000 related to a new fulfillment system, respectively.  Such costs are capitalized and amortized over the expected useful life of the asset which is approximately from 3 to 5 years.  Total amortization expenses for the nine months ended January 31, 2013 and January 31, 2012 were $937,000 and $191,000, respectively.

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
On September 19, 2012, the Company’s Board of Directors approved the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable up to an aggregate purchase amount of $3,000,000.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2012 (1)(2)	103,619	$1,390	$13.41	$-
Purchases effected in open market during the quarters ended :
October 31, 2012	3,440	30	8.84	$2,970
January 31, 2013	12,890	117	9.11	$2,853
Balance as of January 31, 2013	119,949	$1,537	$12.81

(1) Includes the balance of 18,400 shares with a total average cost of $354,000 that were acquired prior to the repurchase program authorized in January 2011.

(2) Includes the balance of 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012.

Note 12 - Lease Commitments:

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2013
(Unaudited)

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line will lease approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on or about July 1, 2013 and ending on February 27, 2017 (“Sublease”).  Base rent under the Sublease will be $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $489,423.  This Building will become the Company’s new corporate office facility.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The Sublease terms will provide for a significant decrease in the Company’s annual rental expenses.

Value Line has reached an agreement with its current landlord to extend the term of the current lease for its current corporate office facility, which was due to expire on May 31, 2013, for a period of three and a half months beginning June 1, 2013 and expiring September 15, 2013 (“Lease Modification”) at a rental which approximates the Company’s monthly rent payments under the current lease obligation.

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years ended April 30,	Current Lease	New Sublease	Total
		($ in thousands)

2014	$1,326	$490	$1,816
2015	-	1,468	1,468
2016	-	1,468	1,468
2017	-	1,224	1,224
	$1,326	$4,650	$5,976

Rental expenses for the nine months ended January 31, 2013 and January 31, 2012 were $1,882,000 for each period.  During fiscal years 2013 and fiscal 2012, office space rental decreased as a result of the classification of a portion of the lease payments as a reduction of the accrued lease exit obligation related to EAM’s relocation in fiscal 2011.

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
●
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2013; and other risks and uncertainties arising from time to time.

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

Business Environment

During the nine months ended January 31, 2013, the NASDAQ and the Dow Jones Industrial Average were up 9% and 8%, respectively.  The risk-averse temperament of investors continues to restrain both the Company’s revenues from its research periodicals and publications and the Company’s cash flows from its non-voting revenues and non-voting profits interests in EAM.

The further strength in the U.S. stock market in recent quarters has been all the more notable in that it has been achieved in what could best be described as a challenging economic environment. To wit, growth continued in 2012, even though a drawdown of inventories and a sharp reduction in defense spending in last year’s final quarter limited the GDP gain notably.

Looking ahead, further challenges will remain in 2013, including our expectation of a disappointingly slow rate of improvement on the employment side and irregular gains in consumer activity. On the whole, our sense is that the economy will grow by a respectable 2%, or so, this calendar year, and that, underpinned by progressively better housing metrics, a belated comeback in employment, low inflation, and a fully supportive Federal Reserve, will gather traction as the current year concludes and 2014 commences. In fact, that presumptive momentum should then generate a 2.5%-3.0% increase in the nation’s gross domestic product next year. As a result of recent record levels in the indexes, the possibility of a market correction has to be considered.

Results of Operations for the Three and Nine Months Ended January 31, 2013 and January 31, 2012

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2013	2012	Change	2013	2012	Change
Income from operations	$1,088	$1,823	-40.3%	$3,360	$4,979	-32.5%
Revenues and profits interests from EAM Trust	$1,625	$1,456	11.6%	$4,627	$4,371	5.9%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$2,713	$3,279	-17.3%	$7,987	$9,350	-14.6%
Operating expenses	$7,858	$7,173	9.5%	$23,333	$22,527	3.6%
Income from securities transactions, net	$37	$3	1133.3%	$93	$34	173.5%
Income before income taxes	$2,750	$3,282	-16.2%	$8,080	$9,384	-13.9%
Net income	$1,747	$1,844	-5.3%	$5,095	$5,835	-12.7%
Earnings per share	$0.18	$0.19	-5.3%	$0.52	$0.59	-11.9%

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2013	2012	Change	2013	2012	Change
Investment periodicals and related publications:
Print	$4,709	$5,117	-8.0%	$14,344	$15,417	-7.0%
Digital	3,229	3,028	6.6%	9,449	9,453	-0.0%
Total investment periodicals and related publications	7,938	8,145	-2.5%	23,793	24,870	-4.3%
Copyright data fees	1,008	851	18.4%	2,900	2,636	10.0%
Total publishing revenues	$8,946	$8,996	-0.6%	$26,693	$27,506	-3.0%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the fiscal year-to-fiscal year changes in the gross sales orders associated with print and digital subscriptions.

Sources of Subscription Gross Sales Orders

	Three Months Ended January 31,
	2013		2012
	Print	Digital	Print	Digital
New Sales Orders	17.9%	26.2%	19.4%	17.1%
Conversion and Renewal Sales Orders	82.1%	73.8%	80.6%	82.9%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended January 31,
	2013		2012
	Print	Digital	Print	Digital
New Sales Orders	17.9%	23.5%	15.5%	19.2%
Conversion and Renewal Sales Orders	82.1%	76.5%	84.5%	80.8%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%

	As of January 31,
($ in thousands)	2013	2012	Change

Unearned subscription income (current and long term liabilities)	$24,033	$25,739	-6.6%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues decreased $207,000, or 2.5% for the three months ended January 31, 2013 and $1,077,000, or 4.3%, for the nine months ended January 31, 2013, as compared to the prior fiscal year.  While the Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market, total product line circulation at January 31, 2013 was 3.2% lower than total product line circulation at January 31, 2012.  Selective price increases recently introduced have been offset by reduced sales volume of renewals and new orders.  Continuing factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  The Company is not adding enough new subscribers to offset the subscribers that choose not to renew their subscriptions.  The Company has been successful in growing revenues from digitally-delivered investment periodicals within institutional sales. Gross institutional sales orders of $7,981,000 for the nine months ended January 31, 2013, were 1.8% above comparable sales orders of $7,841,000, for the nine months ended January 31, 2012.  This growth continues a positive trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers.

            Print publication revenues decreased $408,000 or 8.0% for the three months ended January 31, 2013 and $1,073,000, or 7.0%, for the nine months ended January 31, 2013 from fiscal 2012 for the reasons described earlier.   Earned revenues from institutional print publications increased $164,000 or 58.8% for the three months ended January 31, 2013 and $392,000 or 48.8%, for the nine months ended January 31, 2013 as compared to the prior fiscal year.  Print publications revenues from retail subscribers decreased $571,000 or 11.8% for the three months ended January 31, 2013 and $1,464,000 or 10.0%, for the nine months ended January 31, 2013, as compared to the prior fiscal year.

Digital publications revenues increased $201,000 or 6.6% for the three months ended January 31, 2013 and remained at the same level for the nine months ended January 31, 2013 as compared to the prior fiscal year.  Earned revenues from institutional digital publications increased $222,000 or 11.2% for the three months ended January 31, 2013 and $153,000 or 2.5%, for the nine months ended January 31, 2013, as compared to the prior fiscal year. Digital publications revenues from retail subscribers decreased $20,000 or 1.9% for the three months ended January 31, 2013 and $158,000 or 4.9%, for the nine months ended January 31, 2013, as compared to the prior fiscal year.

The Company has relied more on its institutional sales marketing efforts, and the increase in institutional combined print and digital revenues is a direct result of a focused effort to sell to colleges, libraries and corporate accounts.  The decrease in digital and print retail publications revenues is primarily attributable to the decrease in circulation within the Company’s products, and the transition of certain users from the retail category to institutional, at higher prices.

During this past quarter, the Company has placed significant effort on renewing non-institutional subscriptions by increasing the number of renewal notifications including increases in e-mail and telemarketing efforts.

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

During fiscal 2012, there were a number of technology advances which are building blocks to the planned launch of our new product offerings expected to begin in fiscal 2014.  In December 2011, the new fulfillment system was placed in service that gives the Company the ability to perform real time order processing and grant immediate access to products through the Internet, all from one system, as well as offering multi-tiered entitlements which will come into play in fiscal 2014 with the Company’s new product offerings.  In December 2011, a new eCommerce platform and a Single Sign On module were launched which directly leverage the new fulfillment system’s capabilities for new web order entry and customers’ access to their products via a single username and password.  Both of these services are a substantial progression from the previous solutions.  In January 2012, a website reskin was launched which served to modernize the look and feel of valueline.com.

In addition, the Company launched a new institutional sales website ValueLinePro.com during March 2012.  ValueLinePro.com provides a dedicated Internet destination for investment advisers, portfolio managers, corporate professionals and library patrons who seek to learn how Value Line’s proprietary research tools can help them research stocks, mutual funds, options, convertible securities and exchange traded funds (“ETFs”).  The site thoroughly describes each of the Company’s customized products available to institutions and investment professionals, coordinating with the Company’s sales and marketing efforts to institutions, and has began to serve as a key generator of sales leads.

A major data technology focus is the creation of a centralized and active database for all of Value Line’s finalized, post-calculated data.  In order to serve up our data for a variety of uses (new products, different Institutional Sales channels, etc.) it became apparent that all data fields must be fully defined, and a new storage/retrieval mechanism developed which was built upon current “relational” protocols.

Copyright data fees

The Value Line Proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge.  The Ranking System is designed to be predictive over a six to twelve month period.  For the three, six and twelve months ended January 31, 2013, the combined Ranking System “Rank 1 & 2” stocks increased by 9.7%, 14.6%, and 15.1%, respectively,  allowing for weekly changes in Ranks, outperforming an increase of 6.1%, 8.1%, and 14.1% in the S&P 500 Index during the comparable periods, respectively.  For the nine month period ended January 31, 2013, the combined Ranking System “Rank 1 & 2” stocks increased 8.9%, outperforming the S&P 500 Index’s increase of 7.2%, during the comparable period.

During the three and nine months ended January 31, 2013, copyright data fees increased $157,000 or 18.4% and $264,000, or 10.0%, respectively, as compared to the prior fiscal year.  As of January 31, 2013, total third party sponsored assets were attributable to four contracts for copyright data representing $3.6 billion in various products, as compared to four contracts and $3.1 billion in assets at January 31, 2012, representing a 16.0% increase in assets. The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. This market has become significantly more competitive as a result of product diversification and increased use of indices by portfolio managers.  Management is focusing on potential channels for the copyright data products, while maintaining good cooperation with current third party sponsors.

Investment management fees and services – (unconsolidated)

The Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2013, were $2.13 billion, which is $55 million or 2.6% above total assets of $2.08 billion in the Value Line Funds managed by EAM at January 31, 2012.

Value Line Mutual Funds

Total Net Assets

	As of January 31,
($ in millions)	2013	2012	Change
Equity funds	$1,872	$1,779	5.2%
Fixed income funds	197	225	-12.4%
U.S. Government Money Market Fund (“USGMMF”)	-	72	-100.0%
Total EAM managed net assets	2,069	2,076	-0.3%
Daily Income Fund managed by Reich & Tang Asset Management LLC (“Reich & Tang”)	62	-	n/a
Total net assets	$2,131	$2,076	2.6%

While equity assets under management increased 5.2%, four of the six Value Line equity mutual funds, excluding SAM and Centurion are currently experiencing net redemptions and the associated net asset outflows (redemptions less new sales).  However, while the Value Line Funds are in net redemptions, they are experiencing less net redemptions in the twelve months ended January 31, 2013 than in the prior year due to higher gross sales in the equity/hybrid funds and better retention of existing fund assets. The Value Line Asset Allocation Fund is experiencing net cash inflows and was added to Schwab's OneSource Select List during August 2012.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

	As of January 31,
($ in millions)	2013	2012	Change
Variable annuity assets (GIAC)	$470	$468	0.4%
All other open end equity fund assets	1,402	1,311	6.9%
Total equity fund net assets	$1,872	$1,779	5.2%

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the nine months ended January 31, 2013, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $9,481,000, 12b-1 fees and other fees of $2,868,000 and other income of $5,000.  For the same period, total investment management fee waivers for the USGMMF and the Value Line Core Bond Fund were $362,000 and 12b-1 fee waivers for nine Value Line Funds were $1,633,000.  During the nine months ended January 31, 2013, EAM’s net income was $694,000 after giving effect to Value Line’s non-voting revenues interest of $4,280,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

Total results of EAM’s investment management operations during the nine months ended January 31, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $9,296,000, 12b-1 fees of $2,588,000 and other income of $14,000. For the same period, total investment management fee waivers were $636,000 and 12b-1 fee waivers were $1,700,000.  During the nine months ended January 31, 2012, EAM’s net income was $240,000 after giving effect to Value Line’s non-voting revenues interest of $4,251,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

As of January 31, 2013, nine of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

 As of January 31, 2013, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Guardian, Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade. In August 2012, the Value Line Asset Allocation Fund was added to Schwab’s prestigious OneSource Select List.

The Value Line equity fund assets and fixed income fund assets represent 90.5% and 9.5%, respectively, of total fund assets under management (“AUM”) as of January 31, 2013.  At January 31, 2013, equity AUM increased by 5.2% and fixed income AUM decreased by 12.4% as compared to the prior fiscal year.

At the Value Line Mutual Funds shareholder meeting held on December 15, 2011, the Convertible Fund shareholders approved the merger of the Value Line Convertible Fund into the Value Line Income and Growth Fund, effective December 16, 2011.  The Value Line Convertible Fund had approximately $20 million in assets under management as of December 16, 2011.  On May 18, 2012, the Value Line New York Tax Exempt Trust ($15 million) combined into the Value Line Tax Exempt Fund ($90 million).  The combination offers many benefits for fund shareholders as described in the fund’s proxy materials.

The USGMMF in accordance with a plan approved by the Fund Board, merged into a third party fund, the Daily Income Fund, managed by Reich & Tang, effective October 19, 2012.  Final documentation was approved at the fund board meeting held during June 2012.  EAM distributes the Daily Income Fund on behalf of Reich & Tang and maintains the shareholder accounts on behalf of the Value Line Funds shareholders who invest in the Daily Income Fund, but EAM is no longer subsidizing the expenses of the USGMMF resulting from the low interest rate economic environment.  In addition, the merger of the USGMMF eliminated the cost of administration and fund accounting.

At the September 2012 meeting, the Funds’ Board approved a change in the strategy of the Value Line Aggressive Income Trust and a name change to the Value Line Core Bond Fund effective December 10, 2012. In doing so, the Value Line Funds now have a core bond fund offering that still meets the fundamental investment objectives of the Aggressive Income Trust, which is maximization of current income with a secondary objective of capital appreciation, yet have broader appeal and a larger pool of investors to attract assets. Such assets may include existing shareholders of other Value Line Funds as shareholders redeem equities.

At the December 2012 meeting, the Funds’ Board approved a merger of the Value Line U.S. Government Securities Fund into the Value Line Core Bond Fund. The merger is scheduled to take place in March 2013, pending shareholder approval. This would create a core bond fund with over $100 million in assets, a critical threshold for many institutional money managers. At the same meeting, the Funds’ board approved a name change to the Value Line Emerging Opportunities Fund to Value Line Small Cap Opportunities Fund. By changing the name, the strategy of the fund and correct category is clearly defined for investors.

EAM Trust - The Company’s non-voting revenues and non-voting profits interests

The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2013	2012	Change	2013	2012	Change
Non-voting revenues interest	$1,472	$1,430	2.9%	$4,280	$4,251	0.7%
Non-voting profits interest	153	26	488.5%	347	120	189.2%
	$1,625	$1,456	11.6%	$4,627	$4,371	5.9%

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.

Value Line operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2013	2012	Change	2013	2012	Change
Advertising and promotion	$1,017	$622	63.5%	$2,916	$2,731	6.8%
Salaries and employee benefits	3,683	3,638	1.2%	11,096	10,988	1.0%
Production and distribution	1,422	1,143	24.4%	4,236	3,530	20.0%
Office and administration	1,736	1,770	-1.9%	5,085	5,278	-3.7%
Total expenses	$7,858	$7,173	9.5%	$23,333	$22,527	3.6%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration.  Operating expenses for the three and nine months ended January 31, 2013, increased $685,000 or 9.5% and $806,000, or 3.6%, respectively, as compared to the three and nine months ended January 31, 2012.

Advertising and promotion

Advertising and promotion expenses during the three months ended January 31, 2013, increased $395,000 or 63.5%, as compared to the prior year period, mainly related to a $295,000 increase in direct mail costs due to the timing of direct mail campaigns during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 and a $94,000 increase in expenses related to promotion of the digital products in fiscal 2013.

Advertising and promotion expenses during the nine months ended January 31, 2013, increased $185,000, or 6.8%, as compared to fiscal 2012.  The increase was mainly due to a $362,000 increase in direct marketing costs due to the timing of direct mail campaigns in fiscal 2013 as compared to fiscal 2012 and an $80,000 increase in telemarketing costs, which were offset by a decrease of $167,000 in media and internet advertising and promotional costs to market the digital products and software products to institutions during fiscal 2012.  The remaining decreases for the nine months ended January 31, 2013, were related to a $43,000 decline in copyright data sales commissions’ costs and a $47,000 reduction in postage expenses related to renewal solicitation costs which primarily resulted from the increased digital renewal efforts.

Salaries and employee benefits

Salaries and employee benefits increased $45,000 or 1.2% and $108,000 or 1.0%, respectively, during the three and nine months ended January 31, 2013, as compared to fiscal 2012.  Increased expenses in salaries and employee benefits were related to the timing of personnel replacements in information technology, marketing, quantitative research and commissionable sales personnel in institutional sales offset by the additional capitalization of $93,000 and $171,000 for digital project development costs for the three and nine months ended January 31, 2013, respectively, as compared to the prior year.

Production and distribution

Production and distribution expenses during the three and nine months ended January 31, 2013, increased $279,000 or 24.4% and $706,000 or 20.0%, respectively, as compared to fiscal 2012.  During the three and nine months ended January 31, 2013, an increase of $261,000 and $769,000, respectively, resulted from additional amortization of internally developed software costs for the automation of our fulfillment system, single sign on, website development and new, service oriented production architecture implemented during the third quarter of fiscal 2012.  These expenses were partially offset by a decrease in paper and distribution expenses and lower costs related to outsourced data collection services.

Office and administration

Office and administration expenses during the three months ended January 31, 2013, decreased $34,000 or 1.9%, as compared to fiscal 2012.  The decrease was primarily due to a decline in professional fees in fiscal 2013.

Office and administration expenses during the nine months ended January 31, 2013, decreased $193,000 or 3.7%, as compared to fiscal 2012.  The decrease was primarily due to a decline in professional fees, and a decrease in utilities costs at the Company’s corporate facility.  In fiscal 2012, office and administrative expense were reduced due to reimbursement of $44,000 received from EAM for the month of May 2011 for rent and certain accounting and other administrative support services provided to EAM during its final month of occupancy at the Company’s office facility.

Income from Securities Transactions, net

During the nine months ended January 31, 2013, the Company’s income from securities transactions, net, of $93,000, which includes primarily dividend income, was $59,000 or 173.5% above income from securities transactions, net, of $34,000 during the nine months ended January 31, 2012.  During the nine months ended January 31, 2012, income from securities transactions, net, included $46,000 of dividend income and $16,000 of interest income.  Realized losses on sales of fixed income securities, were $22,000 during the nine months ended January 31, 2012.

Lease Commitments

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line will lease approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on or about July 1, 2013 and ending on February 27, 2017 (“Sublease”).  Base rent under the Sublease will be $1,468,269 per annum payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $489,423, which may be reduced to $367,067 on March 1, 2015, and to $244,712 on March 1, 2016 and fully refunded after the Sublease ends.  This Building will become the Company’s new corporate office facility.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The Sublease terms will provide for a significant decrease in the Company’s annual rental expenses.

Value Line has reached an agreement with its current landlord to extend the term of the current lease for its current corporate office facility, which was due to expire on May 31, 2013, for a period of three and a half months beginning June 1, 2013 and expiring September 15, 2013 (“Lease Modification”) at a rental which approximates the Company’s monthly rent payments under the current lease obligation.

The summaries of the Sublease and Lease Modification do not purport to be complete and are qualified in their entirety by reference to the Sublease and Lease Modification, each of which is attached as an exhibit to this report on Form 10-Q for the quarter ending January 31, 2013.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2013 and 2012 was 36.94% and 37.82%, respectively. The annual effective tax rate changed during fiscal 2013 due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate is attributable to prior fiscal year offset by a higher percentage of income subject to state and local taxes during the current fiscal year, to the recognition of the domestic production tax credits and an increase in the dividends received deduction during the current fiscal year offset by a higher percentage of income subject to state and local taxes.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $10,066,000 as of January 31, 2013 and negative working capital of $8,239,000 as of January 31, 2012.  These amounts include short term unearned revenue of $21,001,000 and $20,800,000 reflected in total current liabilities at January 31, 2013 and January 31, 2012, respectively.  Cash and short term securities were $13,895,000 as of January 31, 2013 and $15,614,000 as of January 31, 2012.

The Company’s cash and cash equivalents include $7,751,000 and $11,733,000 at January 31, 2013 and January 31, 2012, respectively, invested primarily in Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $662,000 during the nine months ended January 31, 2013, $1,074,000 below cash inflows from operations of $1,736,000 during the nine months ended January 31, 2012.  The lower cash flows during the first nine months of fiscal 2013 were primarily the result of decline in net income and deferred revenue, offset by payments made from the settlement reserve of $23,000 and $1,163,000, and payments to the Company’s Profit Sharing and Savings Plan in the amounts of $294,000 and $507,000, in fiscal 2013 and fiscal 2012, respectively.

Cash from investing activities

The Company’s cash inflows from investing activities of $639,000 during the nine months ended January 31, 2013, were $10,275,000 below cash inflows from investing activities of $10,914,000 for the nine months ended January 31, 2012.  Cash inflows for the nine months ended January 31, 2012, were lower primarily due to the Company’s decision not to re-invest $11,196,000 of proceeds from sales of fixed income securities during the prior fiscal year, in short-term, low yielding fixed income securities and timing of the receipt of non-voting revenues interest and non-voting profits interest distributions from EAM Trust.  The Company expects that investing activities will provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions in EAM.  The decrease in cash inflows from investing activities in fiscal 2013 was partially offset by the decline in expenditures for capitalized software of $1,446,000 related to capitalized software costs for upgrading product capabilities.

Cash from financing activities

The Company’s cash outflows from financing activities of $4,600,000 during the nine months ended January 31, 2013, were less than cash outflows from financing activities of $6,914,000 for the nine months ended January 31, 2012.  During fiscal 2013, cash outflows for financing activities consisted of dividend payments of $0.15 per share and $147,000 for the repurchase of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program.  During fiscal 2012, cash outflows for financing activities consisted of two dividend payments of $0.20 and one dividend payment of $0.15 per share and $946,000 for the repurchase of the Company’s common stock under the January 20, 2011 board approved repurchase program that expired on January 15, 2012.  The Company expects financing activities will continue to use cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and does not anticipate making any borrowings during the next twelve months.   As of January 31, 2013, retained earnings were $32,272,000 and liquid assets were $13,895,000.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company believes that the implementation of ASU 2012-02 will not have a material effect on its Consolidated Condensed Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. The amendments in ASU 2013-02 supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012, early adoption is permitted.  The Company believes that the implementation of ASU 2013-02 will not have a material effect on its Consolidated Condensed Financial Statements.

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

Interest Rate Risk

At January  31, 2013, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

As of January  31, 2013 and April 30, 2012, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, such as ProShares Short Dow 30 (DOG) and ProShares Short S&P 500 (SH), was $4,950,000 and $3,749,000 and the market value was $5,152,000 and $3,881,000, respectively.

					Hypothetical
($ in thousands)				Estimated Fair	Percentage
				Value after	Increase
			Hypothetical	Hypothetical	(Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2013	Equity Securities	$3,499	30% increase	$4,549	2.08%
	and ETFs held
	for dividend yield		30% decrease	$2,449	-2.08%
As of January 31, 2013	Inverse ETF	$1,653	30% increase	$1,157	-0.98%
	Holdings		30% decrease	$2,149	0.98%
As of January 31, 2013	Total	$5,152	30% increase	$5,706	1.10%
			30% decrease	$4,598	-1.10%

					Hypothetical
($ in thousands)				Estimated Fair	Percentage
				Value after	Increase
			Hypothetical	Hypothetical	(Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity

As of April 30, 2012	Equity Securities	$2,565	30% increase	$3,334	1.54%
	and ETFs held
	for dividend yield		30% decrease	$1,796	-1.54%
As of April 30, 2012	Inverse ETF	$1,316	30% increase	$921	-0.79%
	Holdings		30% decrease	$1,710	0.79%
As of April 30, 2012	Total	$3,881	30% increase	$4,255	0.75%
			30% decrease	$3,506	-0.75%

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

On October 29 and 30, 2012, the metropolitan New York City and New Jersey region suffered severe damage from Hurricane Sandy.  Hurricane Sandy did not have a material impact on our Consolidated Condensed Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

( c )       Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January  31, 2013.   All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
( in thousands except for shares and cost per share)	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2012	8,149	$9.06	8,149	$2,896,000
December 1 - 31, 2012	4,741	9.19	4,741	$2,853,000
Total	12,890	$9.11	12,890

All shares represent shares repurchased pursuant to authorization of the Board of Directors.  On September 19,  2012, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $3,000,000.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Agreement of Sublease, dated as of February 7, 2013, for the Company’s premises at 485 Lexington Ave., New York, NY.*

10.2	Fourth Lease Modification Agreement, dated as of February 7, 2013.*

31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Principal Executive Officer/Principal Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith

VALUE LINE, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Value Line, Inc.
(Registrant)

Date: March 12, 2013	By: /s/Howard A. Brecher

Howard A. Brecher
Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2013	By: /s/Stephen R. Anastasio

Stephen R. Anastasio
Vice President & Treasurer
(Principal Financial Officer)