Form 10-K
period 2013-04-30
VALUE LINE INC
filed 2013-07-26
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates at October 31, 2012 was $12,529,120.

There were 9,858,995 shares of the registrant’s Common Stock outstanding at June 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2013 Annual Meeting of Shareholders, to be held on
September 19, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

©2013 Value Line, Inc.  All Rights Reserved.  Value Line, the Value Line logo, The Value Line Investment Survey, Value Line Select, The Value Line Special Situations Service, Timeliness and Safety are trademarks or registered trademarks of Value Line Inc. and/or its affiliates in the United States and other countries.  All other trademarks are the property of their respective owners.

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
●
dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”), which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;

●
fluctuations in EAM’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors, and the effect these changes may have on the valuation of EAM’s intangible assets;

●	competition in the fields of publishing, copyright data and investment management;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	terrorist attacks, cyber security attacks and natural disasters;
●	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” herein; and other risks and uncertainties arising from time to time.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors which may involve external factors over which we may have no control or changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion, could also have material adverse effects on future results. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC’s rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking information contained herein.

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2013, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires.  In addition, unless the context otherwise requires, references to:

“fiscal 2013” is to the twelve month period from May 1, 2012 to April 30, 2013;

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

Part I
Item 1. BUSINESS.

Value Line is a New York corporation headquartered in New York City and formed in 1982. The Company’s primary business is producing investment periodicals and related publications and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products.  Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, and The Most Trusted Name in Investment Research™. The name “Value Line” as used to describe the Company, its products, and its subsidiaries, and is a registered trademark of the Company. Prior to December 23, 2010, the date of the completion of  the Restructuring Transaction (see “Restructuring of Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line® Mutual Funds (“Value Line Funds”), institutional and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.

The Company is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. (“AB&Co.”).  AB&Co. is the controlling shareholder of the Company and, as of April 30, 2013, beneficially owns approximately 87.4% of the outstanding shares of the common stock of the Company. Jean B. Buttner, the Company’s former Chief Executive Officer, owns all of the outstanding voting stock of AB&Co.

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

 Collectively, the holders of the voting profits interests in EAM are entitled to receive 50% of the residual profits of the business, subject to temporary adjustments in certain circumstances.  Value Line retains a non-voting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances, and has no power to vote for the election, removal or replacement of the trustees of EAM. Value Line also has a non-voting revenues interest in EAM pursuant to which it is entitled to receive a portion of the non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved as determined by the directors of Value Line after reviewing a valuation report by the directors’ financial advisors) plus any additional capital contributions (Value Line or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holder of the non-voting profits interests (currently, Value Line); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holder of the non-voting profits interest (Value Line).  EAM has elected to be taxed as a pass-through entity similar to a partnership.

Also, in connection with the Restructuring Transaction and pursuant to the EAM Declaration of Trust, Value Line (1) granted each Fund use of the name “Value Line” so long as EAM remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies from those in effect on the date of the investment advisory agreement with EAM, provided also that the Funds do not use leverage for investment purposes or engage in, short selling or other complex or unusual investment  strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide EAM its Proprietary System information without charge or expense on as favorable a basis as to Value Line’s best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents at inception.

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

The Restructuring Transaction enabled the Company to comply with an order issued by the SEC on November 4, 2009, by ending its control of the EAM regulated entities.

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

       Investment analysis software (The Value Line Investment Analyzer and The Value Line Mutual Fund Survey for Windows®) includes data sorting and filtering tools.  In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, Convertibles and Mutual Funds) via online.

The print and digital services include, but are not limited to the following:

The Value Line Investment Survey

The Value Line Investment Survey is an investment periodical research product providing both timely articles on economic, financial and investment matters and analysis and ranks for equity securities.  Ranks indicate projected relative performance based primarily on computer-generated statistics of financial results and stock price performance.  Two of the evaluations for covered equity securities are “Timeliness™” and “Safety™.”  “Timeliness” Ranks relate to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 stocks covered.  Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers.  “Safety” Ranks are a measure of risk and are based on the issuer’s relative financial strength and its stock’s price stability.  “Safety” ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest.  VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant.  The Value Line Investment Survey is comprised of three parts: The “Summary & Index” provides updated Timeliness and Safety Ranks, selected financial data, and “screens” of key financial measures; the “Ratings and Reports” section contains updated reports on about 130 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four model portfolios managed by analysts covering a range of investment approaches.

The Value Line Investment Survey - Small and Mid-Cap

The Value Line Investment Survey - Small and Mid-Cap is an investment research product introduced in 1995 that provides short descriptions of and extensive data for approximately 1,800 small and medium-capitalization stocks, many listed on The NASDAQ Stock Market, beyond the approximately 1,700 equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey.  Like The Value Line Investment Survey, the Small and Mid-Cap has its own “Summary & Index” providing updated performance ranks and other data, as well as “screens” of key financial measures and two model portfolios.  The “Ratings and Reports” section, providing updated reports on about 140 equity securities each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey.  One unique feature of the Small and Mid-Cap is The Performance Ranking System, which incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,800 equity securities in the Small and Mid-Cap Survey.  The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to 12 months.  The principal differences between the Small and Mid-Cap Survey and The Value Line Investment Survey are that the Small and Mid-Cap Survey does not include Value Line’s Timeliness Ranks, financial forecasts, analyst comments, or a Selection & Opinion section.  These modifications allow VLP to offer this service at a lower price.

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

The Value Line Convertibles Survey

            Introduced in 1972, this service evaluates and ranks over 550 convertible securities (bonds and preferred stocks) for future market performance.  In fiscal 2010, The Value Line Convertibles Survey became an online only product. By moving to online only delivery, all of the product’s subscribers benefit from an enhanced website that includes daily price updates, individual analysis of each security with a printable fact sheet, and a weekly email newsletter alerting subscribers to recent rank changes.

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

The Value Line Mutual Fund Survey for Windows®

Value Line Mutual Fund Survey for Windows is a monthly Internet product with weekly updates.  The program features powerful sorting and filtering analysis tools.  It includes features such as style attribution analysis, a portfolio stress tester, portfolio rebalancing, correlation of fund returns and hypothetical assets.  “Windows” is a registered trademark of Microsoft Corp. Value Line and Microsoft Corp. are not affiliated companies.

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

Estimates and Projections DataFile

           This DataFile offering contains the proprietary estimates and projections from Value Line analysts on approximately 1,700 companies. Data includes earnings, sales, cash flow, book value, margin, and other popular fields.  Estimates are for the current year and next year, while projections encompass the three to five year period.

Mutual Fund DataFile

           The Value Line Mutual Fund DataFile covers more than 20,000 mutual funds with up to 20 years of historical data with more than 200 data fields.  The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other popular mutual fund data fields. This file is available for download from the Internet on a monthly basis.

ETF DataFile

Introduced in spring of 2010, this product is an extensive database containing the complete listing of every U.S.-listed ETF and every component and component weight since inception for every ETF on a daily basis.  This includes all rebalancing, cash components, excluded assets, and distributions adjusted automatically on a daily basis. The data also includes the total return of the ETF and the total return of the corresponding underlying index on a daily basis. ETFs are added to the database and corresponding data made available usually by the first day of trading.

Convertible DataFile

This database is one of the largest sources of information available on convertible securities. Value Line offers data elements on our universe of more than 600 convertible bonds, preferred stocks, and warrants, with our top 150 fundamental and proprietary data items on each security.

Value Line Research Center

The Value Line Research Center provides on-line access to select Company investment research products covering stocks, mutual funds, options and convertible securities as well as special situation stocks.  This service includes full online subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line Convertibles Survey and The Value Line Special Situations Service.  Users can screen more than 250 data fields, create graphs using 25 different variables, and access up to five years of technical history.  The Value Line Research Center has the ability to track model portfolios, (large, small and mid-cap) as well as providing ranks and news.

B.  Copyright Data Fees Programs

The Company has copyright data, which include certain Proprietary Ranking System information and other proprietary information made available for use in third party products, such as unit investment trusts, variable annuities, managed accounts and exchange traded funds, which it distributes under copyright data agreements.  The sponsors of these products act as wholesalers and distribute the products by syndicating them through an extensive network of national and regional brokerage firms.  The sponsors of these various products will typically receive copyright data for one or more proprietary ranking systems, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios.  The sponsors are also given permission to associate Value Line’s trademarks with the products.  Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data.  Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

Value Line’s primary copyright data products are structured as ETFs, annuity products and other types of managed products, all of which have in common some degree of reliance on the Value Line Ranks for their portfolio creation. These products are offered and distributed by our sponsors.  The current largest sponsors include First Trust Advisors and Jackson National Life Insurance.  Examples of Value Line’s Copyright Data methodology can be found in the following three Value Line indexed ETFs listed on the New York Stock Exchange:

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

C.  Investment Management Services

Until December 23, 2010, the Company, through its wholly-owned subsidiary EAM LLC, was the investment adviser for the Value Line Funds.  Since December 23, 2010, EAM has acted as the Adviser to the Value Line Funds.  The Funds’ shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”). All of the Value Line Funds are managed by portfolio managers employed by EAM.

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

As of the Restructuring Date, the Company deconsolidated its asset management and mutual fund distribution businesses and its interests in these businesses were restructured as non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2013, were $2.19 billion, which is 3.5% above total assets of $2.11 billion in the Value Line Funds managed by EAM at April 30, 2012.

During fiscal 2012, the Value Line Convertible Fund, Inc. was merged into the Value Line Income and Growth Fund, Inc.  In fiscal 2013, the Value Line Funds’ Board approved a change in the strategy of the Value Line Aggressive Income Trust and a name change to the Value Line Core Bond Fund and a name change of the Value Line Emerging Opportunities Fund to Value Line Small Cap Opportunities Fund.  In addition, during fiscal 2013, the Value Line New York Tax Exempt Trust merged into the Value Line Tax Exempt Fund, the Value Line U.S. Government Securities Fund merged into the Value Line Core Bond Fund, and the U.S. Government Money Market Fund (“USGMMF”), merged into a third party fund, the Daily Income Fund, managed by Reich & Tang Asset Management LLC (“Reich & Tang”).  EAM distributes the Daily Income Fund on behalf of Reich & Tang and the Value Line Funds’ transfer agent maintains the shareholder accounts on behalf of the shareholders who invest in the Daily Income Fund.

Total net assets of the Value Line Funds at April 30, 2013, were:

($ in thousands)

Value Line Premier Growth Fund, Inc.	$368,436
Value Line Strategic Asset Management Trust	335,561
Value Line Income and Growth Fund, Inc.	311,112
Value Line Small Cap Opportunities Fund, Inc.	307,913
Value Line Larger Companies Fund, Inc.	189,346
Value Line Asset Allocation Fund, Inc.	165,534
Value Line Centurion Fund, Inc.	140,757
Value Line Fund, Inc.	114,212
Value Line Core Bond Fund	101,619
Value Line Tax Exempt Fund, Inc.	89,869
Total EAM managed net assets	$2,124,358

Daily Income Fund managed by Reich & Tang	61,917
Total net assets	$2,186,276

               Investment management fees and distribution service fees (which we refer to as “12b-1fees”) vary among the Value Line Funds and may be subject to certain limitations.  Certain investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line Performance Ranking System in selecting securities for purchase or sale.  The Ranking System compares an estimate of the probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 stocks under review and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets.  Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com.  Each mutual fund may use “Value Line” in its name only to the extent permitted by the terms of the EAM Declaration of Trust.

D.  Wholly-Owned Operating Subsidiaries

Wholly-owned operating subsidiaries of the Company as of April 30, 2013 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyright data.

2.	The Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company’s publications.

3.	Compupower Corporation (“CPWR”) provides subscription fulfillment services and subscriber relations services for VLP’s publications.

4.
Value Line Distribution Center, Inc. (“VLDC”) primarily handles all of the mailings of the publications to VLP’s subscribers.  Additionally, VLDC provides office space for CPWR’s subscriber relations and data processing departments, and provides a disaster recovery site for the New York operations.

E.  Trademarks

The Company holds trademark and service mark registrations for various names and logo in multiple countries. Value Line believes that these trademarks and service marks provide significant value to the Company and are an important factor in the marketing of its products and services, as well as in the marketing of the Value Line Funds, now managed by EAM.  All of the Company’s trademarks and service marks are valid as long as they are in use and their registrations are properly maintained. The Company is utilizing all of its trademarks and service marks and properly maintaining all registrations.

F.  Investments

                As of April 30, 2013 and April 30, 2012, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $6,682,000 and $3,881,000, respectively, including equity securities classified as available-for-sale, which consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.  As of April 30, 2013 and April 30, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Balance Sheets.  Additionally, as of April 30, 2013 and April 30, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.   The Company did not hold any fixed income securities at April 30, 2013 or April 30, 2012.

G.  Employees

                At April 30, 2013, the Company and its subsidiaries employed 186 people.

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

I.  Competition

        The investment information and publishing business conducted by the Company and the investment management business conducted by EAM are very competitive.  There are many competing firms and a wide variety of product offerings.  Some of the firms in these industries are substantially larger and have greater financial resources than the Company and EAM.  The Internet continues to increase the amount of competition in the form of free and paid online investment research.  With regard to the investment management business conducted by EAM, the prevalence of broker supermarkets or platforms permitting easy transfer of assets among mutual funds, mutual fund families, and other investment vehicles tends to increase the speed with which shareholders can leave or enter the Value Line Funds based, among other things, on short term fluctuations in performance.

J.  Executive Officers of the Registrant

        The following table lists the names, ages (at June 28, 2013), and principal occupations and employment during the past five years of the Company’s Executive Officers.  All officers are elected to terms of office for one year.  Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment
Howard A. Brecher	59
Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co.  Mr. Brecher has been an officer of the Company for more than 20 years.

Stephen R. Anastasio	54
Vice President since December 2010; Director since February 2010; Treasurer since 2005; Treasurer of each of the Value Line Funds from September 2005 to August 2008. Mr. Anastasio has been an officer of the Company for more than 10 years.

WEB SITE ACCESS TO SEC REPORTS

        The Company’s Internet site address is www.valueline.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are made available on the “Corporate Filings” page under the “About Value Line” tab on the Company’s website @www.valueline.com/About/corporate_filings.aspx.  free of charge as soon as reasonably practicable after the reports are filed electronically with the SEC.  All of the Company’s SEC reports are also available on the SEC Internet site, www.sec.gov.

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
A substantial portion of the Company’s revenue is generated from print and digital subscriptions, which are paid in advance by subscribers.  Unearned revenues are accounted for on the Consolidated Balance Sheets of the Company within current and long term liabilities.  The backlog of orders is primarily generated through renewals and new subscription marketing efforts as the Company deems appropriate.  Future results will depend on the renewal of existing subscribers and obtaining new subscriptions for the investment periodicals and related publications.  The availability of competitive information on the Internet at low or no cost has had and may continue have a negative impact on the demand for our products.

The Company believes that the negative trend in overall subscription revenue experienced in recent years is likely to continue if the Company’s historic dependence on the retail market continues.
During the last several years, the Company has experienced a negative trend in overall subscription revenue.  The Company believes that this trend is likely to continue until initiatives to increase business in the professional investor market segment result in greater revenues, which is not assured.  New products are being developed for this segment, and sales efforts have increased.  The Company has established the goal of developing competitive digital products and marketing them effectively through traditional and digital channels to retail and institutional customers.  Towards that end, Company staff is developing marketing strategies and modernizing legacy information technology systems.  However, the Company is not able to predict when these efforts will result in the launch of new products or whether they will be successful in reversing the trend of declining subscription revenues, nor can the Company predict whether its initiatives to increase business in the professional investor market segment will be successful.

Loss of copyright data clients or decline in their customers, or assets managed by third party sponsors could reduce the Company’s revenues.
Copyright data agreements are based on market interest in the respective proprietary information.  If the fees from proprietary information decline, the Company’s operating results could suffer.

Failure to protect its intellectual property rights and proprietary information could harm the Company’s ability to compete effectively and could negatively affect operating results.
The Company’s trademarks are important assets to the Company.  Although its trademarks are registered in the United States and in certain foreign countries, the Company may not always be successful in asserting global trademark protection. In the event that other parties infringe on its intellectual property rights and it is not successful in defending its intellectual property rights, the result may be a dilution in the value of the Company’s brands in the marketplace. If the value of the Company’s brands becomes diluted, such developments could adversely affect the value that its customers associate with its brands, and thereby negatively impact its sales. Any infringement of our intellectual property rights would also likely result in a commitment of Company resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our intellectual property rights and we may not be able successfully to resolve such claims.  All of the Company’s trademarks are valid as long as they are in use and their registrations are properly maintained. The Company is utilizing all of its trademarks and properly maintaining registrations for them.

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
Changes in legal, regulatory, accounting, tax and compliance requirements could have an effect on EAM’s operations and results, including but not limited to increased expenses and restraints on marketing certain funds and other investment products.  EAM is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”).  The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations.  ES is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, also known as “FINRA”.  Each Value Line Fund is a registered investment company under the 1940 Act.  The 1940 Act requires numerous compliance measures, which must be observed, and involves regulation by the SEC.  Each fund and its shareholders may face adverse tax consequences if the Value Line Funds are unable to maintain qualification as registered investment companies under the Internal Revenue Code of 1986, as amended.  Those laws and regulations generally grant broad administrative powers to regulatory agencies and bodies such as the SEC and FINRA.  If these agencies and bodies believe that EAM, ES or the Value Line Funds have failed to comply with their laws and regulations, these agencies and bodies have the power to impose sanctions. EAM, ES and the Value Line Funds, like other companies, can also face lawsuits by private parties.    Regulatory proceedings and lawsuits are subject to uncertainties, and the outcomes are difficult to predict.  Changes in laws, regulations or governmental policies, and the costs associated with compliance, could adversely affect the business and operations of the EAM, ES and the Value Line Funds.  An adverse resolution of any regulatory proceeding or lawsuit against the EAM or ES could result in substantial costs or reputational harm to them or to the Value Line Funds and have an adverse effect on their respective business and operations.  An adverse effect on the business and operations of EAM, ES and/or the Value Line Funds could reduce the amount of cash flow that the Company receives in respect of its non-voting revenues and non-voting profits interests in EAM and, consequently, could adversely affect the Company’s cash flows, results of operations and financial condition.

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
As of April 30, 2013, AB&Co. beneficially owned approximately 87.4% of the outstanding shares of the Company’s voting stock.  AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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
Substantial aspects of our business depend on the secure operation of our computer systems and e-commerce websites. Security breaches could expose us to a risk of loss or misuse of sensitive information, including our own proprietary information and that of our customers and employees.  While we devote substantial resources to maintaining adequate levels of cyber security, our resources and technical sophistication may not be adequate to prevent all of the rapidly evolving types of cyber attacks.  Anticipated attacks and risks may cause us to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any possible future breaches of our systems.
17

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

       The Company leases approximately 64,000 square feet of office space at 220 East 42nd Street in New York, NY.  The lease was due to expire on May 31, 2013, but as further explained below, was extended to September 15, 2013. In connection with the Restructuring Transaction the Investment Management division vacated the New York premises.  As a result, approximately one-fifth of the available space in the New York facility is presently not utilized.  In addition to the New York office space, the Company owns a warehouse facility with approximately 85,000 square feet in New Jersey.  The facility primarily serves the distribution operations of VLDC for the various Company publications and the fulfillment operations of CPWR for the publications and serves as a disaster recovery site for the Company.

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

Value Line reached an agreement with its current landlord and extended the term of the current lease for its current corporate office facility, which was due to expire on May 31, 2013, for a period of three and a half months beginning June 1, 2013 and expiring September 15, 2013 (“Lease Modification”) at a rental which approximates the Company’s monthly rent payments under the current lease obligation.  Management determined the overlap payment of up to two and a half months was a necessary precaution to allow transfer of telecommunications and other technology and equipment to the new headquarters.

The Company believes the capacity of these facilities is sufficient to meet the Company’s current requirements.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant’s Common Stock is traded on NASDAQ under the symbol “VALU”.  The approximate number of record holders of the Registrant’s Common Stock at April 30, 2013 was 47.  As of June 28, 2013, the closing stock price was $8.50.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Dividend Declared Per Share
April 30, 2013	$9.40	$9.13	$0.15
January 31, 2013	$9.68	$9.43	$0.15
October 31, 2012	$9.95	$9.88	$0.15
July 31, 2012	$11.91	$11.86	$0.15

April 30, 2012	$12.17	$12.06	$0.15
January 31, 2012	$11.57	$11.20	$0.15
October 31, 2011	$13.40	$12.52	$0.20
July 31, 2011	$11.57	$10.17	$0.20

On July 18, 2013, the Board of Directors of Value Line declared a quarterly dividend of $0.15 per share to shareholders of record as of July 30, 2013 to be paid on August 9, 2013.

There are no securities of the Company authorized for issuance under equity compensation plans.  The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2013.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2013.   All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2013 through February 28, 2013	-	-	-	$2,852,164
March 1, 2013 through March 31, 2013	-	-	-	$2,852,164
April 1, 2013 through April 30, 2013	3,623	$9.50	3,623	$2,817,747
Total	3,623	$9.50	3,623	$2,817,747

1)
On September 19, 2012, the Company’s Board of Directors approved a new share repurchase program, authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000.  The repurchases will be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The new repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.  During fiscal 2013, the Company repurchased an aggregate of 19,953 shares of the Company’s common stock for $182,254 at an average price of $9.13 per share under the repurchase program.

2)
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

Arnold Bernhard and Co. may purchase additional shares of common stock of the Company from time to time.

Item 6. SELECTED FINANCIAL DATA.

	Fiscal Years Ended April 30,

($ in thousands, except number of shares and earnings/ (loss) per share amounts)	2013	2012	2011	2010	2009
Revenues:			(1)	(2)
Investment periodicals and related publications	$31,940	$33,018	$34,406	$35,965	$39,935
Copyright data fees	3,900	3,591	3,568	3,243	4,333
Total investment periodicals and related publications	35,840	36,609	37,974	39,208	44,268
Investment management fees and services	-	-	10,693	18,932	24,973
Total revenues	$35,840	$36,609	$48,667	$58,140	$69,241
Income/(loss) from operations	$4,120	$5,338	$8,533	$(32,190)	$24,223
Gain from deconsolidation of subsidiaries	-	-	$50,510	-	-
Revenues and profits interests from EAM Trust	$6,260	$5,890	$2,355	-	-
Income from securities transactions, net	$126	$70	$65	$837	$11,625
Net income/(loss)	$6,619	$6,925	$37,782	$(23,188)	$22,953
Earnings/(loss) per share, basic and fully diluted	$0.67	$0.70	$3.79	$(2.32)	$2.30
Total assets	$84,341	$84,369	$87,803	$59,985	$117,555
Long term liabilities	$23,962	$24,871	$23,133	$4,863	$5,255
Weighted average number of common shares outstanding	9,888,774	9,921,925	9,980,000	9,981,600	9,981,600
Cumulative cash dividends declared per share during the fiscal year	$0.60	$0.70	$2.60	$3.60	$1.50

(1)	See Item 1, Business - “Restructuring of Asset Management and Mutual Fund Distribution Businesses” and Item 7, “Management’s Discussion and Analysis”.
(2)	Fiscal 2010 operating income included expenses of $48,106,000 related to settlement provision (see Form 10-K for fiscal year 2010 filed July 16, 2010.)

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

Executive Summary of the Business

The Company’s primary business is producing investment periodicals and related publications and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products.  Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, and The Most Trusted Name in Investment Research™.  The name “Value Line” is used to describe the Company, its products, and its subsidiaries, and is a registered trademark of the Company. Prior to December 23, 2010, the date of the completion of  the Restructuring Transaction (see “Restructuring of Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line® Mutual Funds (“Value Line Funds”), institutional and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.  Subsequent to the Restructuring Transaction, EAM provides the investment management services to the Value Line Funds.  Value Line retains substantial non-voting revenues and non-voting profits interest in EAM.

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

Business Environment

During the twelve months ended April 30, 2013, the NASDAQ and the Dow Jones Industrial Average were up 9% and 12%, respectively.  The risk-averse temperament of investors continues to restrain both the Company’s revenues from its research periodicals and publications and the Company’s cash flows from its non-voting revenues and non-voting profits interests in EAM.

The U.S. economy has been weaving an irregular recovery path over the past year, accelerating for a time, then just as quickly losing momentum. During the third quarter of calendar 2012, the nation’s gross domestic product jumped forward by 3.1%. A drawdown in inventories and a marked retreat in defense-related spending then combined to hold growth to a scant 0.4% for the calendar year.  As we moved into 2013, expectations were that the economy would rebound smartly early in the year, which it did, as GDP climbed by 2.5%.

Now, some sluggishness in several industrial and consumer categories, coupled with the ill effects of the government’s mandated spending reductions, or sequestrations, seem likely to pare the current quarter’s growth to just 1%-2%. Encouragingly, we think these dislocations will largely, though not completely, run their course over the next few months, so that during the second half of calendar 2013, growth could well nudge back above 2%.

Unfortunately, notwithstanding the noteworthy recovery in the housing market, indications that employment will continue to track higher, and the seeming commitment of the Federal Reserve to furthering the business expansion via exceptionally accommodative monetary policies, there is every likelihood that this three steps forward, two steps back growth progression will remain in place for the balance of this year.

On the whole, however, we sense that growth will accelerate modestly and perhaps more consistently in 2014, and that this upturn, underpinned by benign inflation and historically low interest rates, will remain in force for several years thereafter. All told, this should be a solid investment backdrop in which to gradually accumulate equities.

Results of Operations for Fiscal Years 2013, 2012 and 2011

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,
($ in thousands, except earnings per share)	2013	2012	2011
Income from operations	$4,120	$5,338	$8,533
Revenues and profits interests from EAM Trust	$6,260	$5,890	$2,355
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$10,380	$11,228	$10,888
Operating expenses	$31,720	$31,271	$40,134
Gain from deconsolidation of subsidiaries	-	-	$50,510
Income from securities transactions, net	$126	$70	$65
Income before income taxes	$10,506	$11,298	$61,463
Net income	$6,619	$6,925	$37,782
Earnings per share	$0.67	$0.70	$3.79

During the twelve months ended April 30, 2013, the Company’s net income of $6,619,000, or $0.67 per share was $306,000 or 4.4% below net income of $6,925,000, or $0.70 per share, for the twelve months ended April 30, 2012.  Income from operations was $4,120,000 for the twelve months ended April 30, 2013 and compares to income from operations of $5,338,000 for the twelve months ended April 30, 2012.  Income before income taxes, which is inclusive of the non-voting revenues and non-voting profits interests from EAM, was $10,506,000 for the twelve months ended April 30, 2013, as compared to $11,298,000 for the twelve months ended April 30, 2012.

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

Income from operations of $5,338,000 for the twelve months ended April 30, 2012, did not include the non-voting revenues and non-voting profits interests from EAM of $5,890,000, while income from operations for the twelve months ended April 30, 2011 of $8,533,000 included $10,693,000 of advisory management fees and service distribution fees from the former Value Line subsidiaries, EAM LLC and ESI, that performed the operations of the investment management business prior to deconsolidation of these subsidiaries on December 23, 2010. During the twelve months ended April 30, 2011, the net income and income from operations included restructuring expenses of $3,764,000, non-cash post-employment compensation expense of $1,770,000 related to the grant of a voting profits interest in EAM to a former employee, $914,000 of expenses for operating lease exit costs related to the relocation of the EAM operations and a $1,767,000 reduction in the estimated cost of administration of a fund created as part of the Settlement with the SEC during fiscal 2010 (“Fair Fund”).   Income before income taxes, which is inclusive of the non-voting revenues and non-voting profits interests from EAM through April 30, 2012, was $11,298,000 as compared to $61,463,000 for the twelve months ended April 30, 2011, which included the aforementioned gain on Restructuring Transaction of $50,510,000.

Total operating revenues

	Fiscal Years Ended April 30,
	2013		2012		2011		Change
($ in thousands)	$	%	$	%	$	%	13 vs. 12	12 vs. 11
Investment periodicals and related publications:
Print	$19,027		$20,366		$21,625		-6.6%	-5.8%
Digital	12,913		12,652		12,781		2.1%	-1.0%
Total investment periodicals and related publications	31,940	89.1%	33,018	90.2%	34,406	70.7%	-3.3%	-4.0%
Copyright data fees	3,900	10.9%	3,591	9.8%	3,568	7.3%	8.6%	0.6%
Total publishing revenues	35,840		36,609		37,974		-2.1%	-3.6%
Investment management	-	-	-	-	10,693	22.0%	n/a	-100.0%
Total revenues	$35,840		$36,609		$48,667		-2.1%	-24.8%

Total publishing revenues from investment periodicals and related publications including copyright data fees were $35,840,000 during the twelve months ended April 30, 2013, which is 2.1% below the total publishing revenues of $36,609,000 from fiscal 2012.

Total publishing revenues from investment periodicals and related publications including copyright data fees were $36,609,000 during the twelve months ended April 30, 2012, which was 3.6% below the total publishing revenues from fiscal 2011.  As a result of the completion of the Restructuring Transaction on December 23, 2010, investment management activity for the twelve months ended April 30, 2013, April 30, 2012, and for the period from December 23, 2010 through April 30, 2011 during fiscal 2011, is reported as non-voting revenues and non-voting profits interests in EAM and is not included in operating revenues.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of Subscription Sales Orders

	Fiscal Years Ended April 30,
	2013		2012		2011
	Print	Digital	Print	Digital	Print	Digital
New Sales Orders	19.0%	24.2%	16.8%	18.6%	13.0%	21.0%
Conversion and Renewal Sales Orders	81.0%	75.8%	83.2%	81.4%	87.0%	79.0%
Total Sales Orders	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	As of April 30,
($ in thousands)	2013	2012	Change

Unearned subscription revenue (current and long term liabilities)	$24,709	$25,995	-4.9%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues decreased 3.3% for the twelve months ended April 30, 2013, as compared to the prior fiscal year.  The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market.  Total product line circulation at April 30, 2013 was 0.6% above total product line circulation at April 30, 2012, reversing a long term trend.  Continuing factors that have contributed to the decline in the investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  The Company has been successful in growing revenues from digitally-delivered investment periodicals within Institutional Sales. Institutional Sales orders of $12,001,000 for the twelve months ended April 30, 2013, were $1,415,000 or 13.4% above comparable sales orders of $10,586,000, for the twelve months ended April 30, 2012.  This growth continues a positive trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers.  We have also benefited from “converting” some customers from retail to professional price services.

Print publication revenues decreased $1,339,000, or 6.6%, for the twelve months ended April 30, 2013 from fiscal 2012 for the reasons described earlier.   Earned revenues from institutional print publications increased $550,000 or 49.2%, for the twelve months ended April 30, 2013 as compared to the prior fiscal year.  Print publications revenues from retail subscribers decreased $1,889,000 or 9.8%, for the twelve months ended April 30, 2013, as compared to the prior fiscal year.  Print products circulation declined 6.3% as of April 30, 2013 as compared to print circulation at April 30, 2012.

Digital publications revenues increased $261,000, or 2.1%, for the twelve months ended April 30, 2013 as compared to the prior fiscal year.  Earned revenues from institutional digital publications increased $349,000 or 4.2%, for the twelve months ended April 30, 2013, as compared to the prior fiscal year. Digital publications revenues from retail subscribers decreased $88,000 or 2.1%, for the twelve months ended April 30, 2013, as compared to the prior fiscal year.  Digital products circulation increased 21.7% as of April 30, 2013 as compared to digital circulation at April 30, 2012.

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

Print publication revenues decreased $1,259,000, or 6%, for the twelve months ended April 30, 2012 from fiscal 2011.  For the twelve months ended April 30, 2012, earned revenues from institutional print publications increased $182,000 or 19% as compared to fiscal 2011. For the twelve months ended April 30, 2012, print publications revenues from retail subscribers decreased $1,441,000 or 7%, as compared to fiscal 2011.  Print circulation decreased 6.8% as of April 30, 2012 as compared to print circulation at April 30, 2011.

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

The Company has relied more on its institutional sales marketing efforts, and the increase in institutional combined print and digital revenues is a direct result of a focused effort to sell to colleges, libraries and corporate/investment adviser accounts.  The decrease in digital and print retail publications revenues is primarily attributable to the decrease in circulation within the Company’s products.

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

Notably in the fourth quarter of fiscal 2013, the Company has increased its efforts on renewing non-institutional subscriptions by increasing the number of renewal notifications including increases in e-mail and telemarketing efforts.

The Company believes that the volatility of the equity market and the sluggish economic recovery have to some extent eroded retail investor interest in equities.  The Company also believes that the negative trend in overall subscription revenue could continue until new products have been developed and marketed and the Company has implemented and adapted customer-contact methods better suited to their changing needs.

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

During the latter part of fiscal 2012, there were a number of technology advances effected in advance of the planned launch of our new product offerings expected to begin in fiscal 2014.  In December 2011, the new fulfillment system was placed in service that gives the Company the ability to perform real time order processing and grant immediate access to our digital products, as well as offering multi-tiered entitlements which will come into play in fiscal 2014 with the Company’s new product offerings.  In December 2011, a new e-commerce platform and a Single Sign On module were launched which directly leverage the new fulfillment system’s capabilities for new web order entry and customers’ access to their products via a single username and password.  Both of these services are a substantial progression from the previous solutions.

In addition, the Company launched a new institutional sales website ValueLinePro.com during March 2012.  ValueLinePro.com provides a dedicated Internet destination for investment advisers, portfolio managers, corporate professionals and library patrons who seek to learn how Value Line’s proprietary research tools can help them research stocks, mutual funds, options, convertible securities and exchange traded funds (“ETFs”).  The site thoroughly describes each of the Company’s customized products available to institutions and investment professionals.  Targeted digital advertising programs have been a part of the Company’s marketing efforts to institutions, generating additional sales leads for our team of experienced sales executives and support personnel.

Copyright data fees

The Value Line Proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge or expense.  The Ranking System is designed to be predictive over a six to twelve month period.  For the six and twelve months ended April 30, 2013, the combined Ranking System Timeliness™ “Rank 1 & 2” stocks increased by 16.8% and 16.0%, respectively,  allowing for weekly changes in Ranks, outperforming an increase of 13.1% and 14.3% in the S&P 500 Index during the comparable periods, respectively.

During the twelve months ended April 30, 2013, copyright data fees increased $309,000, or 8.6%, as compared to the prior fiscal year.  As of April 30, 2013, total third party sponsored assets were attributable to four contracts for copyright data representing $2.65 billion in various products, as compared to four contracts and $3.43 billion in assets at April 30, 2012.  The decrease in assets managed by third party sponsors resulted from a shift in assets in one of the underlying portfolios to a new subadvisor which was beyond Value Line’s control. The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products. This market has become significantly more competitive as a result of product diversification and increased use of indices by portfolio managers.  Management is focusing on potential channels for the copyright data products, while maintaining good cooperation with current third party sponsors.  However, the Company cannot predict if these efforts will be successful in reversing the trend of declining future revenues and assets managed by third party sponsors.

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

Investment management fees and services – (unconsolidated)

As of the Restructuring Date, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests.  Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2013, were $2.19 billion, which is $73 million or 3.5% above total assets of $2.11 billion in the Value Line Funds managed by EAM at April 30, 2012.  Total assets in the Value Line Funds managed by EAM at April 30, 2012, of $2.11 billion were 5.9% below total assets of $2.24 billion in the Value Line Funds managed by EAM at April 30, 2011.  Although sales and inflows for the Value Line Equity Funds are up 20% during fiscal 2013 and 183% during fiscal 2012, the Value Line Funds continue to experience net redemptions for the last three fiscal years albeit at a much slower rate.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes.  Inflows for sales, and outflows for redemptions reflect decisions of individual investors.  The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2013, 2012 and 2011.

Value Line Mutual Funds

Total Net Assets

Asset Flows	Fiscal Years Ended April 30,
				2013	2012
				vs.	vs.
	2013	2012	2011	2012	2011
Value Line equity fund assets (excludes variable annuity)— beginning	$1,343,996,918	$1,398,372,388	$1,446,104,954	-3.9%	-3.3%
Sales/inflows	252,728,239	210,761,258	74,397,936	19.9%	183.3%
Redemptions/outflows	(256,633,016)	(277,655,817)	(370,072,264)	-7.6%	-25.0%
Dividend and Capital Gain Distributions	(48,112,709)	(19,681,858)	(2,683,333)	144.5%	633.5%
Market value change	164,573,032	32,200,947	250,625,095	411.1%	-87.2%
Value Line equity fund assets (non-variable annuity)— ending	1,456,552,464	1,343,996,918	1,398,372,388	8.4%	-3.9%
Variable annuity fund assets — beginning	$484,476,017	$520,738,282	$495,004,319	-7.0%	5.2%
Sales/inflows	14,173,864	11,869,956	15,170,774	19.4%	-21.8%
Redemptions/outflows	(66,726,410)	(72,557,743)	(78,046,318)	-8.0%	-7.0%
Dividend and Capital Gain Distributions	(4,119,704)	503,582	(3,815,539)	-918.1%	-113.2%
Market value change	48,513,595	23,921,941	92,425,046	102.8%	-74.1%
Variable annuity fund assets — ending	476,317,361	484,476,017	520,738,282	-1.7%	-7.0%
Fixed income fund assets — beginning (1) (2)	$217,053,704	$236,526,222	$249,868,326	-8.2%	-5.3%
Sales/inflows	11,765,917	41,239,732	27,627,007	-71.5%	49.3%
Redemptions/outflows	(37,643,781)	(64,139,184)	(44,038,991)	-41.3%	45.6%
Dividend and Capital Gain Distributions	(4,524,535)	(1,752,051)	(1,358,551)	158.2%	29.0%
Market value change	4,837,224	5,178,985	4,428,430	6.6%	16.9%
Fixed income fund assets — ending	191,488,529	217,053,704	236,526,222	-11.8%	-8.2%
Money market fund assets — ending (3)	-	67,682,443	89,356,239	-100.0%	-24.3%
Assets under management — ending	$2,124,358,355	$2,113,209,083	$2,244,993,131	0.5%	-5.9%

(1)
On March 21, 2013, the shareholders of the Value Line U.S. Government Securities Fund approved the tax free reorganization of the Value Line U.S. Government Securities Fund into the Value Line Core Bond Fund. Shares of the U.S Government Securities Fund were exchanged into the Value Line Core Bond Fund effective March 22, 2013.  This transaction is excluded from sales/redemptions.

(2)
On May 17, 2012, the shareholders of the Value Line New York Tax Exempt Trust approved the tax free reorganization of the Value Line New York Tax Exempt Trust into the Value Line Tax Exempt Fund. Shares of the Value Line New York Tax Exempt Trust were exchanged into the Value Line Tax Exempt Fund effective May 18, 2012. This transaction is excluded from sales/redemptions.

(3)
On October 19, 2012 the Value Line U.S. Government Money Market Fund merged into the Daily Income Fund U.S. Government Portfolio managed by Reich & Tang.  Assets of $61,917,208 of the Value Line U.S. Government Money Market Fund are not included in the total assets under management in fiscal 2013.

While equity assets under management increased 5.7%, four of the six Value Line equity mutual funds, excluding SAM and Centurion are currently experiencing net redemptions and the associated net asset outflows (redemptions less new sales).  However, while the Value Line Funds are experiencing net redemptions, there are less net redemptions in the twelve months ended April 30, 2013 than in the prior year due to higher gross sales in the equity/hybrid funds and better retention of existing fund assets.  The Value Line Asset Allocation Fund is experiencing net inflows and was added to the Schwab Mutual Fund OneSource Select List® in August 2012.  The fund is one of only seven asset allocation funds among the 23 third-party funds selected for the Additional Fund Categories section.  During fiscal 2013 Value Line equity mutual funds continued to garner attention from the industry.  Publications such as U.S. News and World Report included some of Value Line equity mutual funds in the Best Mutual Funds lists as well as being mentioned in Investor’s Business Daily, Street.com, Kiplinger’s and other publications.

As of April 30, 2013 three of the eight equity funds are in the top quartile of their respective peer groups for one year and six of the eight are in the top quartile for the three year period according to Lipper.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

The next table provides a breakdown of the major distribution channels for the Value Line Funds in terms of assets and shareholder accounts as of April 30, 2013.

Fund Categories	Aggregate Assets	Percentage of Assets in Category	Shareholder Accounts	Percentage of Shareholder Accounts in Category

Guardian (SAM and Centurion Funds)	$476,317,362	21.8%	24,138	25.6%
VL Funds direct accounts & other dealers	809,024,029	37.0%	34,714	36.9%
Dealer platforms	900,934,172	41.2%	35,305	37.5%
Total*	$2,186,275,563	100.0%	94,157	100.00%

* Total aggregate assets and shareholder accounts include $61,917,208 of total assets and 2,633 shareholder accounts, respectively, of the Value Line U.S. Government Money Market Fund which merged into the Daily Income Fund U.S. Government Portfolio managed by Reich & Tang on October 19, 2012.

During fiscal 2011 from May 1, 2010 through December 23, 2010, consolidated investment management fees and distribution service fees (which we refer to as “12b-1 fees”) from the Value Line Funds amounted to $10,584,000 after giving effect to account fee waivers for certain of the Value Line Funds. These amounts included 12b-1 fees of $2,308,000 earned for the period from May 1, 2010 through December 23, 2010.  For the period from May 1, 2010 through December 23, 2010, total investment management fee waivers and reimbursements were $513,000 and total 12b-1 fee waivers were $1,651,000.  The Company, EAM LLC and ESI have no right to recoup the previously waived amounts of investment management fees and 12b-1 fees.  During the period from May 1, 2010 through December 1, 2010, separately managed accounts revenues were $109,000.  Separately managed accounts had $23 million in assets as of December 1, 2010, including $20 million of assets in accounts managed for affiliates of the Company’s controlling shareholder AB&Co.  During the third quarter of fiscal 2011, the entities affiliated with AB&Co. cancelled their separately managed account agreements with EAM LLC.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2013, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $12,773,000, 12b-1 fees and other fees of $3,905,000 and other income of $14,000.  For the same period, total investment management fee waivers and reimbursements were $379,000 and 12b-1 fee waivers for nine Value Line Funds were $2,156,000.  During the twelve months ended April 30, 2013, EAM’s net income was $945,000 after giving effect to Value Line’s non-voting revenues interest of $5,781,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

Total results of EAM’s investment management operations during the twelve months ended April 30, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $12,465,000, 12b-1 fees of $3,466,000 and other income of $12,000. For the same period, total investment management fee waivers and reimbursements were $806,000 and 12b-1 fee waivers were $2,257,000.  During the twelve months ended April 30, 2012, EAM’s net income was $461,000 after giving effect to Value Line’s non-voting revenues interest of $5,684,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

Total results of EAM’s investment management operations for the period from December 23, 2010 through April 30, 2011, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $4,592,000, 12b-1 fees of $1,293,000 and other income of $3,100. For the same period, total investment management fee waivers and reimbursements were $303,000 and 12b-1 fee waivers were $855,000.  For the period from December 23, 2010 through April 30, 2011, EAM’s net income was $336,000, after giving effect to Value Line’s non-voting revenues interest of $2,187,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

As of April 30, 2013, eight of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has a partial investment management fee waiver in place.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

 As of April 30, 2013, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Guardian, Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

The Value Line equity fund assets and fixed income fund assets represent 91.0% and 9.0%, respectively, of total fund assets under management (“AUM”) as of April 30, 2013.  At April 30, 2013, equity AUM increased by 5.7% and fixed income AUM decreased by 12.0% as compared to the prior fiscal year.

During December 2011, the Value Line Convertible Fund merged into the Value Line Income and Growth Fund.  The Value Line Convertible Fund had approximately $20 million in assets under management before the merger.  In May 2012, the Value Line New York Tax Exempt Trust ($15 million) combined into the Value Line Tax Exempt Fund ($90 million).  The combination offers many benefits for fund shareholders.

During October 2012, the USGMMF merged into a third party fund, the Daily Income Fund, managed by Reich & Tang.  EAM distributes the Daily Income Fund on behalf of Reich & Tang and maintains the shareholder accounts on behalf of the Value Line Funds’ shareholders who invest in the Daily Income Fund, but EAM is no longer subsidizing the expenses of the USGMMF resulting from the low interest rate economic environment.  In addition, the merger of the USGMMF eliminated the cost of administration and fund accounting.

During December 2012, the Value Line Aggressive Income Trust changed its investment strategy and changed its name to the Value Line Core Bond Fund.  In doing so, the Value Line Funds now have a core bond fund offering that still meets the fundamental investment objectives of the Aggressive Income Trust, which is maximization of current income with a secondary objective of capital appreciation, yet have broader appeal and a larger pool of investors to attract assets. Such assets may include existing shareholders of other Value Line Funds as shareholders redeem equities.

During December 2012, the Value Line Emerging Opportunities Fund changed its name to Value Line Small Cap Opportunities Fund.  By changing the name, the strategy of the fund and correct category is clearly defined for investors.

During March 2013, the Value Line U.S. Government Securities Fund merged into the Value Line Core Bond Fund.  This created a core bond fund with $100 million in assets, a critical threshold for many institutional money managers.

EAM - The Company’s non-voting revenues and non-voting profits interests

Following the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses.  The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits.  EAM currently has no separately managed account clients.

The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2013	2012	2011	13 vs. 12	12 vs. 11
Non-voting revenues interest	$5,781	$5,684	$2,187	1.7%	159.9%
Non-voting profits interest	479	206	168	132.5%	22.6%
	$6,260	$5,890	$2,355	6.3%	150.1%

During the twelve months ended April 30, 2013, the Company recorded revenues of $6,260,000, consisting of $5,781,000, from its non-voting revenues interest in EAM and $479,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

During the twelve months ended April 30, 2012, the Company recorded revenues of $5,890,000, consisting of $5,684,000, from its non-voting revenues interest in EAM and $206,000, from its non-voting profits interest in EAM.  During the period from December 23, 2010 (the Restructuring Date) through April 30, 2011, the Company recorded revenues of $2,355,000, consisting of $2,187,000, from its non-voting revenues interest in EAM and $168,000 from its non-voting profits interest in EAM.

Expenses

	Fiscal Years Ended April 30,
				Change
($ in thousands)	2013	2012	2011	13 vs. 12	12 vs. 11
Advertising and promotion	$4,075	$4,203	$6,673	-3.0%	-37.0%
Salaries and employee benefits	15,034	15,001	17,242	0.2%	-13.0%
Production and distribution	5,694	4,894	4,718	16.3%	3.7%
Office and administration	6,917	7,173	9,504	-3.6%	-24.5%
Expenses related to restructuring	-	-	3,764	n/a	n/a
Provision for settlement	-	-	(1,767)	n/a	n/a
Total expenses	$31,720	$31,271	$40,134	1.4%	-22.1%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, and office and administration.  Operating expenses of $31,720,000 for the twelve months ended April 30, 2013, increased $449,000, or 1.4%, as compared to the twelve months ended April 30, 2012.  The increase in expenses resulted primarily from the additional depreciation and amortization of $828,000 related to software development costs previously incurred.

Operating expenses of $31,271,000 for the twelve months ended April 30, 2012, decreased $8,863,000, or 22%, as compared to the twelve months ended April 30, 2011.  This reduction in operating expenses for fiscal 2012 as compared to fiscal 2011 resulted in part from the inclusion of $3,764,000 of expenses related to the Restructuring Transaction partially offset by a revision of $1,767,000 of the estimate for the Provision for Settlement in fiscal 2011, and the inclusion of $8,230,000 of expenses in fiscal 2011 related to the investment management business which was deconsolidated on December 23, 2010.

Advertising and promotion

Advertising and promotion expenses during the twelve months ended April 30, 2013, were $128,000 or 3.0% below fiscal 2012.  The decrease was mainly due to a decrease of $136,000 in media and internet advertising and promotional costs to market the digital products and software products to institutions during fiscal 2012. The remaining decrease for the twelve months ended April 30, 2013, was related to a $60,000 reduction in postage expenses related to renewal solicitation costs which primarily resulted from migrating some renewal efforts to a digital format.  These decreases were offset by an $85,000 increase in telemarketing costs as telephone marketing efforts were increased.

Advertising and promotion expenses during the twelve months ended April 30, 2012, decreased $2,470,000, or 37%, as compared to the twelve months ended April 30, 2011.  Operating expenses for fiscal 2011 included $2,220,000 of expenses related to the Company’s investment management business which was deconsolidated and discontinued on December 23, 2010; these expenses were primarily for promotional payments to independent broker-dealers associated with the distribution of the Value Line Funds.  The remaining decrease of $250,000 for the twelve months ended April 30, 2012, was mainly related to reduced media and internet advertising and promotion expenses of $520,000 and a $109,000 reduction in renewal solicitation costs, offset by increased direct marketing and sales commissions costs for publications.

Salaries and employee benefits

Salaries and employee benefits increased $33,000 or 0.2%, during the twelve months ended April 30, 2013, as compared to fiscal 2012.  Increased expenses in salaries and employee benefits were related to the timing of personnel replacements in information technology, marketing, research, quantitative research and sales personnel in institutional sales and were offset by a decrease in profit sharing expense and the additional capitalization of $317,000 for digital project development costs for the twelve months ended April 30, 2013, as compared to the prior year.  During the twelve months ended April 30, 2013, 2012 and 2011, the Company accrued profit sharing expenses of $240,000, $447,000 and $500,000, respectively.

Salaries and employee benefits decreased by $2,241,000 or 13% during the twelve months ended April 30, 2012, as compared to fiscal 2011.  This decrease reflects a reduction of $3,635,000 related to the deconsolidation and discontinuance of the investment management business on December 23, 2010 including $1,049,000 related to direct overhead costs, $1,770,000 for  non-cash post-employment compensation expense, and $816,000 related to previously shared costs incurred in order to provide the proprietary Ranking System information and overhead salaries to the investment management business.   Pursuant to the EAM Declaration of Trust, the Company agreed to supply the proprietary Ranking System information to EAM without charge or expense so that, for periods after December 23, 2010, these previously shared costs remain within the Publishing segment subsequent to the Restructuring Date. Salaries and employee benefits in the Publishing segment increased $1,394,000 as a result of the aforementioned reallocation to the Publishing segment of $816,000 for overhead costs previously shared with the Investment Management segment.  The increase in salaries and employee benefits related to additional headcount in information technology, fulfillment, marketing and institutional sales was partially offset by the capitalization of $1,346,000 for digital project development costs.

Production and distribution

Production and distribution expenses during the twelve months ended April 30, 2013, increased $800,000 or 16.3%, as compared to fiscal 2012.  During the twelve months ended April 30, 2013, an increase of $872,000, resulted from additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, website development and new, service oriented production architecture implemented during the third quarter of fiscal 2012 and an increase in systems support of $144,000 related to the offsite relocation of the Company’s production computer systems.  These increases in expenses were partially offset by a decrease in paper, printing and distribution expenses and lower costs related to outsourced data collection services.

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

Office and administration

Office and administration expenses during the twelve months ended April 30, 2013, decreased $256,000 or 3.6%, as compared to fiscal 2012.  The decrease was primarily due to a $457,000 decline in professional and consulting fees and a $45,000 decrease in utilities costs at the Company’s corporate facility.  These decreases were partially offset by a $58,000 increase in building operating expenses.  In fiscal 2012, office and administrative expense were reduced due to reimbursement of $44,000 received from EAM for the month of May 2011 for rent and certain accounting and other administrative support services provided to EAM during its final month of occupancy at the Company’s office facility.

Office and administration expenses during the twelve months ended April 30, 2012, decreased $2,331,000 or 25% below fiscal 2011.  This decrease reflects a reduction of $2,375,000 related to the deconsolidation and discontinuance of the investment management business, including $1,845,000 related to direct overhead costs and $530,000 related to previously shared costs incurred in order to provide the proprietary Ranking System information and related administrative services to the investment management business.  Pursuant to the EAM Declaration of Trust, the Company agreed to supply the proprietary Ranking System information to EAM without charge or expense so that, for periods after December 23, 2010, these previously shared costs remain within the Publishing segment. Office and administration expenses in the Publishing segment increased $44,000 as a result of the aforementioned reallocation to the Publishing segment of $530,000 of overhead costs previously shared with the Investment Management segment along with an increase of $200,000 in professional and legal fees and an increase of $178,000 in office support related costs.  These increased expenses were offset by a decrease of $1,352,000 for office space rental resulting from the classification of $439,000 of the lease payments made during fiscal 2012 as a reduction of the total lease exit obligation in the amount of $914,000 expensed in fiscal 2011 related to EAM’s relocation.

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

Value Line reached an agreement with its current landlord and extended the term of the current lease for its current corporate office facility, which was due to expire on May 31, 2013, for a period of three and a half months beginning June 1, 2013 and expiring September 15, 2013 (“Lease Modification”) at a rental which approximates the Company’s monthly rent payments under the current lease obligation.  Management determined the overlap payment of up to two and a half months was a necessary precaution to allow transfer of telecommunications and other technology lines and equipment to the new headquarters, given that Citibank’s move out was not pegged to a predetermined date.

Expenses related to restructuring

In fiscal 2011, professional fees, including the cost of the proxy solicitation for the Value Line Funds, of $3,764,000 were associated with the Restructuring Transaction that was completed on December 23, 2010. The Company’s policy was to expense these costs as incurred.

Provision for Settlement

The Company recorded as a liability on its Consolidated Balance Sheet estimated expenses associated with a Fair Fund administration and other costs which the Company was required to pay in connection with a Settlement with the SEC during fiscal 2010 (see Form 10-K for fiscal 2010 filed with the SEC on July 16, 2010).  During fiscal 2011, the administrator of the Fair Fund estimated that the remaining costs of administration would be less than originally determined due to a modification in the manner of administration and distribution of the Fair Fund.  Accordingly, the Company reduced its liability for the costs of administration of the Fair Fund by $1,767,000 during the fourth quarter of fiscal 2011.

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

	Investment Periodicals, Publishing & Copyright Data					Investment Management
	Fiscal Years Ended April 30,					Fiscal Years Ended April 30,
	2013	2012	2011	Change		2013	2012	2011 (1)	Change
(in thousands)				13 vs. 12	12 vs. 11				13 vs. 12	12 vs. 11
Segment revenues from external customers	$35,840	$36,609	$37,974	-2.1%	-3.6%	-	-	$10,693	n/a	-100.0%
Segment profit from operations	$4,120	$5,338	$8,984	-22.8%	-40.6%	-	-	$(448)	n/a	-100.0%
Segment profit margin from operations	11.5%	14.6%	23.7%	-21.2%	-38.4%	-	-	-4.2%	n/a	-100.0%

(1)	Period from May 1, 2010 through December 23, 2010.

Investment Periodicals, Publishing & Copyright Data

During fiscal 2013, publishing revenues from investment periodicals and related publications including copyright data fees were $35,840,000, which is $769,000 or 2.1% below the publishing revenues from fiscal 2012.

During fiscal 2012, publishing revenues from investment periodicals and related publications including copyright data fees were $36,609,000, which is $1,365,000 or 3.6% below the publishing revenues from fiscal 2011.

During fiscal 2013, 2012 and fiscal 2011, the decrease in the operating profit margin and segment operating profits in the Publishing segment resulted primarily from the decline in investment publication and periodicals revenues without a proportionate decrease in expenses for production and administration, including semi-variable and non-variable costs.  In fiscal 2013, copyright data’s revenues increased 8.6% from fiscal 2012 and in fiscal 2012 they were slightly above fiscal 2011.  Costs for the Company’s copyright data products are relatively fixed costs for the Company, so that expenses do not increase or decrease proportionately to changes in revenue.  The 9.1% decline in the operating profit margin in the Publishing segment in fiscal 2012, as compared to fiscal 2011 was due to decreased revenues in addition to the reallocation of costs previously shared with the Investment Management segment to the Publishing segment.

The Company believes that competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no cost to their clients contributed to the decline in revenue in the publishing segment. In fiscal 2011, the recession and continued volatility in the markets also contributed to the decline in subscriptions to the Company’s products, as individuals reduced many forms of discretionary spending.  Also, some investors may have shifted from equity investments to fixed income investments.  The Company provides only limited research on fixed income investments, and this is not a core aspect of Value Line’s business.

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

Income from Securities Transactions, net

	Fiscal Years Ended April 30,
				Change
($ in thousands)	2013	2012	2011	13 vs. 12	12 vs. 11
Dividend income	$124	$68	$16	82.4%	325.0%
Interest income	4	16	118	-75.0%	-86.4%
Realized gains/(losses) on equity and fixed income securities available-for-sale	-	(11)	(68)	100.0%	-83.8%
Other	(2)	(3)	(1)	33.3%	-200.0%
Total income from securities transactions, net	$126	$70	$65	80.0%	7.7%

During the twelve months ended April 30, 2013, the Company’s income from securities transactions, net, of $126,000, which includes primarily dividend income, was $56,000 or 80.0% above income from securities transactions, net, of $70,000 during the twelve months ended April 30, 2012.  During the twelve months ended April 30, 2012, income from securities transactions, net, included $68,000 of dividend income and $16,000 of interest income.  During the twelve months ended April 30, 2012, realized gains from sales of equity securities were $11,000 and realized losses from sales of fixed income securities were $22,000.

During the twelve months ended April 30, 2012, the Company’s income from securities transactions, net, of $70,000 was $5,000 or 8% above income from securities transactions, net, of $65,000 during the twelve months ended April 30, 2011.  There were no sales, or gains or losses from sales of equity securities during the fiscal year ended April 30, 2011.  Realized losses from the sales of fixed income securities, were $68,000 during the twelve months ended April 30, 2011.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2013, 2012 and 2011 were 37.0%, 38.71% and 38.53%, respectively. The annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities.  The fluctuation in the effective income tax rate during fiscal 2013 is attributable to a higher percentage of income subject to state and local taxes offset by the recognition of the domestic production tax credits and an increase in the dividends received deduction during the current fiscal year.

The change in the effective income tax rate in fiscal 2012 is attributable to the alternative minimum tax on the limitation to the Company’s net operating loss carryforward in fiscal years 2012 and 2011, and a slight decrease in state and local tax rate for fiscal 2012 primarily from EAM’s geographical income allocation.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $10,721,000 and $8,067,000 as of April 30, 2013 and April 30, 2012, respectively.  These amounts include short term unearned revenue of $22,073,000 and $21,548,000 reflected in total current liabilities at April 30, 2013 and April 30, 2012, respectively.  Cash and short term securities were $13,522,000 and $15,923,000 as of April 30, 2013 and April 30, 2012, respectively.

The Company’s cash and cash equivalents include $6,312,000 and $10,848,000 at April 30, 2013 and April 30, 2012, respectively, invested primarily in Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $1,168,000 during the twelve months ended April 30, 2013, compared to cash inflows from operations of $2,376,000 during the twelve months ended April 30, 2012.  The change in cash flows from fiscal 2012 to fiscal 2013 was primarily due to the reduction in the cash inflow from earnings, an increase in prepaid expenses and timing of receipt of accounts receivable, offset by the increase in the cash inflows from the receipt of prepaid and refundable income taxes and reduced payments for settlement and restructuring related expenses.

Cash from investing activities

The Company’s cash outflows from investing activities of $253,000 during the twelve months ended April 30, 2013, compared to cash inflows from investing activities of $11,262,000 for the twelve months ended April 30, 2012.  Cash inflows for the twelve months ended April 30, 2012, were higher due to the maturities and sales of fixed income securities.  The Company did not hold any fixed income securities during fiscal 2013 and there were no proceeds from sales of equity securities during fiscal 2013.  The Company expects that investing activities will provide cash from continued receipts from its non-voting revenues and non-voting profits interest distributions in EAM.

Cash from financing activities

The Company’s cash outflows from financing activities of $6,117,000 during the twelve months ended April 30, 2013, were 27.2% below cash outflows from financing activities of $8,398,000 for the twelve months ended April 30, 2012.  Cash outflows for financing activities included $182,000 and $946,000 for the repurchase of shares of the Company’s common stock under the September 19, 2012 and the January 20, 2011 board approved common stock repurchase programs, during fiscal 2013 and 2012, respectively.  Dividend payments of $0.20 per share during the first three quarters and $0.15 per share during the fourth quarter of fiscal 2012 aggregated $7,452,000 as compared to $5,935,000 in fiscal 2013, which included dividend payments of $0.15 per share for all four quarters.  The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months.  Management does not anticipate making any borrowings during the next twelve months.   As of April 30, 2013, retained earnings and liquid assets were approximately $33 million and $14 million, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which represents an update to ASC 220, Comprehensive Income.  ASU 2011-05 provides new disclosure guidance for comprehensive income, requiring presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity will have the option to present these items in one continuous statement or two separate but consecutive statements.  An entity will no longer be permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Portions of ASU 2011-05 were amended in December 2011.  The Company adopted the provisions of ASU 2011-5 effective May 1, 2012, and it did not have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 1, 2013.  The Company believes that the implementation of ASU 2011-11 will not have a material effect on its Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 amends certain pending paragraphs from ASU 2011-05. This amendment allows companies to defer the effective date of the change in presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The effective date for all other amendments put forth in ASU No. 2011-05 are unaffected by this update. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company adopted this guidance effective May 1, 2012, and it did not have a material impact on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company believes that the implementation of ASU 2012-02 will not have a material effect on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. The amendments in ASU 2013-02 supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012, early adoption is permitted.  The Company believes that the implementation of ASU 2013-02 will not have a material effect on its Consolidated Financial Statements.

Critical Accounting Estimates and Policies

The Company prepares its consolidated financial statements in accordance with accepted accounting principles as in effect in the United States (U.S. “GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent, and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect the significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

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

Income Taxes

The Company’s effective annual income tax expense rate is based on the U.S. federal and state and local jurisdiction tax rates on income and losses that are part of its Consolidated Financial Statements. Tax-planning opportunities, non-taxable income, expenses that are not deductible in the Company’s tax returns, and the blend of business income, including income derived from the Company’s non-voting revenue and non-voting profits interests in EAM and income from securities transactions, will impact the effective tax rate in the various jurisdictions in which the Company operates. Significant judgment is required in evaluating the Company’s tax positions.

Tax law requires items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Financial Statements. As a result, the effective tax rate reflected in the Company’s Consolidated Financial Statements is different from the tax rate reported on the Company’s tax returns (the Company’s cash tax rate).  These differences reverse over time, such as depreciation and amortization expenses. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities.

As of April 30, 2013 and 2012, the Company had $227,000 and $442,000, respectively, of deferred tax assets.  In fiscal 2012, deferred tax assets included $141,000 of short term deferred Federal, State, and local taxes, related to the net operating loss carryforwards of $360,000.  In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized in the Company’s tax filings.

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

Contractual Obligations

Below is a summary of certain contractual obligations of the Company ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$5,976	$1,816	$2,936	$1,224	-
Purchase Obligations	-	-	-	-	-
Total	$5,976	$1,816	$2,936	$1,224	-

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
Interest Rate Risk

The Company’s strategy has historically been to acquire debt securities with low credit risk and low price risk.  Despite this objective, management recognizes and accepts the possibility that losses may occur.  To limit the price fluctuation in these securities from interest rate changes, the Company’s management historically invested primarily in short term obligations maturing in less than one year.  At April 30, 2013 and April 30, 2012, the Company did not have investments in securities with fixed maturities and therefore does not have any interest rate risk.

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

As of April 30, 2013 and April 30, 2012, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs,  was $6,295,000 and $3,749,000, respectively, and the fair value was $6,682,000 and $3,881,000, respectively.

Equity Securities					Hypothetical
					Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2013	Equity Securities and ETFs held for dividend yield	$4,732	30% increase	$6,152	2.80%
			30% decrease	$3,312	-2.80%
As of April 30, 2013	Inverse ETF Holdings	$1,950	30% increase	$1,365	-1.15%
			30% decrease	$2,535	1.15%
As of April 30, 2013	Total	$6,682	30% increase	$7,517	1.64%
			30% decrease	$5,847	-1.64%

Equity Securities					Hypothetical
					Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2012	Equity Securities and ETFs held for dividend yield	$2,565	30% increase	$3,334	1.54%
			30% decrease	$1,796	-1.54%
As of April 30, 2012	Inverse ETF Holdings	$1,316	30% increase	$921	-0.79%
			30% decrease	$1,710	0.79%
As of April 30, 2012	Total	$3,881	30% increase	$4,255	0.75%
			30% decrease	$3,506	-0.75%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)
($ in thousands, except per share amounts)

	Net Revenues	Income from Operations	Gain from Deconsolidation of Subsidiaries	Revenues and Profits Interests in EAM Trust	Income/ (Loss) From Securities Trans., net	Net Income	Earnings Per Share

2013, by Quarter
First	$8,938	$1,352	-	$1,473	$26	$1,776	$0.18
Second	8,809	920	-	1,529	30	1,572	0.16
Third	8,946	1,088	-	1,625	37	1,747	0.18
Fourth	9,147	760	-	1,633	33	1,524	0.15
Total	$35,840	$4,120	$-	$6,260	$126	$6,619	$0.67

2012, by Quarter
First	$9,370	$1,638	-	$1,572	$11	$2,076	$0.21
Second	9,140	1,518	-	1,343	20	1,915	0.19
Third	8,996	1,823	-	1,456	3	1,844	0.19
Fourth	9,103	359	-	1,519	36	1,090	0.11
Total	$36,609	$5,338	$-	$5,890	$70	$6,925	$0.70

2011, by Quarter
First (1)	$13,609	$3,546	-	$-	$37	$2,317	$0.23
Second (1)	13,498	1,790	-	-	51	1,087	0.11
Third (1), (2)	12,035	229	50,510	724	(40)	31,437	3.15
Fourth (3), (2)	9,525	2,968	-	1,631	17	2,941	0.30
Total	$48,667	$8,533	$50,510	$2,355	$65	$37,782	$3.79

(1)	During the first, second and third quarters of fiscal 2011, the Company recorded expenses related to the EAM Restructuring Transaction of $1,342,000, $1,120,000 and $1,302,000, respectively.
(2)
The Company’s expenses include non-cash post-employment compensation of $1,475,000 during the third quarter and an additional $295,000 during the fourth quarter of fiscal 2011related to a grant of a voting profits interest in EAM to a former employee.

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

The Company’s Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2013, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company’s controls; however, management does not expect that the Company’s disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls.  Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2013. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 28, 2013 and Principal Occupation	Director Since
Howard A. Brecher* (59). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer; Vice President and Secretary of the Company from prior to 2005 until January 2010; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. since prior to 2005.
Mr. Brecher has been an officer of the Company for more than 20 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.
1992
Stephen P. Davis (61). Managing Member, Davis Investigative Group, LLC since 2001. Mr. Davis served as a senior officer in the New York City Police Department and has successfully managed his own business servicing the financial services industry and other clients for more than 11 years.	2010
Alfred R. Fiore (57). Retired Chief of Police, Westport CT. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport CT from 2004 to 2011 and was a member of that Police Department for more than 33 years.	2010
William E. Reed (68). President, W.E. Reed. Mr. Reed has successfully managed his own private business for over 41 years, providing a spectrum of services to real estate owners and managers regionally.	2010
Glenn J. Muenzer (56). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) since 1991. Mr. Muenzer is accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte & Touche. Mr. Muenzer is a Certified Public Accountant.	2012
Stephen R. Anastasio* (54). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010; Treasurer of each of the Value Line Funds from September 2005 to August 2008.   Mr. Anastasio has been employed by Value Line, Inc. for more than 23 years.  In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company.  His relevant experience also includes being Treasurer of each of the Value Line Mutual Funds from 2005 to 2008. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.
2010
Mary Bernstein* (63). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for more than 17 years.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years.  Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled “Director Qualifications” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

(b)	The information pertaining to executive officers of the Company is set forth in Part I , Item I, subsection J under the caption “Executive Officers of the Registrant” of this Form 10-K.

Audit Committee

The Company has a standing Audit Committee performing the functions described in Section 3(a) (58) (A) of the Securities Exchange Act of 1934, the members of which are:  Mr. Glenn Muenzer, Mr. Stephen Davis, Mr. Alfred Fiore, and Mr. William Reed.   Mr. Muenzer, a qualified financial expert, was elected by shareholders as Chairman of the Audit Committee at the annual shareholder meeting on September 19, 2012.  The Board of Directors have determined that Mr. Muenzer is an “audit committee financial expert” (as defined in the rules and regulations of the SEC).  The Board of Directors believes that the experience and financial sophistication of the members of the Audit Committee are sufficient to permit the members of the Audit Committee to fulfill the duties and responsibilities of the Audit Committee.  All members of the Audit Committee meet the NASDAQ’s financial sophistication requirements for audit committee members.

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

Based on the Company’s review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2013, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2013.

Item 11.  EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2013 as to shares of the Company’s Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	87.4%
220 East 42nd Street
New York, NY 10017

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2013, with respect to shares of the Company’s Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard A. Brecher	800	*
Stephen R. Anastasio	200	*
Glenn J. Muenzer	200	*
William E. Reed	500	*
Stephen P. Davis	200	*
Alfred R. Fiore	300	*
Mary Bernstein	200	*
All directors and executive officers as a group (7 persons)	2,400	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns approximately 87.4% of the outstanding shares of the Company’s common stock, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business.  The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal year ended April 30, 2013, the Company was reimbursed $220,000 for payments it made on behalf of and services it provided to AB&Co.   During the fiscal year ended April 30, 2012, the Company was reimbursed $268,000 for payments it made on behalf of and services it provided to AB&Co.  There were no receivables due from the Parent at April 30, 2013 or April 30, 2012. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them.  The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company’s liability as if it filed a separate federal income tax return.  For the years ended April 30, 2013 and 2012, the Company made payments to AB&Co. for federal income taxes amounting to $1,877,000 and $845,000, respectively.

As a result of the completion of the Restructuring Transaction on December 23, 2010, the Company no longer receives investment management or distribution services revenues from the Value Line Mutual Funds.  For the period from May 1, 2010 through December 23, 2010, investment management fees and distribution fees amounted to $10,584,000 after taking into account fee waivers for certain of the Value Line Funds. These amounts included distribution fees of $2,308,000, earned by ESI for the period from May 1, 2010 through December 23, 2010.  For the period from May 1, 2010 through December 23, 2010, total management fee waivers and reimbursements were $513,000 and distribution fee waivers were $1,651,000.  The Company also managed a fixed income portfolio for AB&Co. for which it received an asset based fee of $29,000 during fiscal 2011.  That agreement was terminated effective December 1, 2010.

During the transitional period from December 23, 2010 to May 28, 2011, EAM and ES occupied a portion of the premises that the Company leases from a third party.  The Company received $189,000 during the period from December 23, 2010 to April 30, 2011 and $44,000 during the month of May 2011 for rent and certain accounting and other administrative support services provided to EAM on a transitional basis.  In accordance with the terms of the Restructuring Transaction and the EAM Declaration of Trust, EAM vacated the Company’s premises before June 1, 2011.

Following the Restructuring Transaction, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses.  The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits.  EAM currently has no separately managed account clients.

During the twelve months ended April 30, 2013, the Company recorded revenues of $6,260,000, consisting of $5,781,000, from its non-voting revenues interest in EAM and $479,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

During the twelve months ended April 30, 2012, the Company recorded revenues of $5,890,000, consisting of $5,684,000, from its non-voting revenues interest in EAM and $206,000, from its non-voting profits interest in EAM.  During the period from December 23, 2010 (the Restructuring Date) through April 30, 2011, the Company recorded revenues of $2,355,000, consisting of $2,187,000, from its non-voting revenues interest in EAM and $168,000 from its non-voting profits interest in EAM.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $1,621,000 and $497,000 at April 30, 2013 and April 30, 2012, respectively, for the unpaid portion of Value Line’s non-voting revenues and profits interests. The non-voting revenues interest due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2013 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees paid to the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2013	2012
Audit fees	$134,000	$159,260
Audit-related fees	-	35,145
Tax fees	76,430	144,465
Total	$210,430	$338,870

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Horowitz & Ullmann, P.C. for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended April 30, 2013 and 2012 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

10.3(d)
Lease Modification, dated as of February 7, 2013, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed with the SEC on March 13, 2013.

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

52

10.6
Agreement of Sublease, dated as of February 7, 2013, for the Company’s premises at 485 Lexington Ave., New York, NY, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed with the SEC on March 13, 2013.

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

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2013. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

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

VALUE LINE, INC.
(Registrant)

By:	/s/ Howard A. Brecher
Howard A. Brecher
Chairman & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Howard A. Brecher
Howard A. Brecher
Chairman & Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Stephen R. Anastasio
Stephen R. Anastasio
Vice President & Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated:  July 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer
Glenn J. Muenzer
Director

/s/ William E. Reed
William E. Reed
Director

/s/ Stephen P. Davis
Stephen P. Davis
Director

/s/ Alfred R. Fiore
Alfred R. Fiore
Director

/s/ Mary Bernstein
Mary Bernstein
Director

Dated:  July 26, 2013

HOROWITZ & ULLMANN, P.C.

Certified Public Accountants

A member of the	275 Madison Avenue
AICPA Center for Audit Quality	New York, NY 10016
New York State Society of CPAs	Telephone: (212) 532-3736
PCAOB registered	Facsimile: (212) 545-8997
E-mail: cpas@horowitz-ullmann.com

Report of Independent Accountants

To the Board of Directors

 of Value Line, Inc.

Introductory Paragraph

We have audited the accompanying financial statements of Value Line, Inc. and Subsidiaries, which comprise the consolidated balance sheets as of April 30, 2013, and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2013, and the related notes to the financial statements.

Management’s Responsibility

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America. This includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Line, Inc. and Subsidiaries as of April 30, 2013, and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2013, in accordance with accounting principles generally accepted in the United States of America.

New York, NY

July 18, 2013

Part II
   Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30, 2013	April 30, 2012

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $6,312 and $10,848, respectively)	$6,840	$12,042
Securities available-for-sale	6,682	3,881
Accounts receivable, net of allowance for doubtful accounts of $17 and $44, respectively	1,278	902
Prepaid and refundable income taxes	-	779
Prepaid expenses and other current assets	1,646	1,071
Deferred income taxes	227	442
Total current assets	16,673	19,117

Long term assets:
Investment in EAM Trust	57,511	56,331
Property and equipment, net	3,930	3,854
Capitalized software and other intangible assets, net	6,227	5,067
Total long term assets	67,668	65,252

Total assets	$84,341	$84,369

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,460	$2,948
Accrued salaries	1,200	1,108
Dividends payable	1,481	1,484
Accrued taxes on income	180	96
Unearned revenue	22,073	21,548
Total current liabilities	27,394	27,184

Long term liabilities:
Unearned revenue	2,636	4,447
Deferred income taxes	21,326	20,424
Total long term liabilities	23,962	24,871
Total liabilities	51,356	52,055

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	32,315	31,628
Treasury stock, at cost (123,572 shares and 103,619 shares, respectively)	(1,572)	(1,390)
Accumulated other comprehensive income, net of tax	251	85
Total shareholders’ equity	32,985	32,314

Total liabilities and shareholders’ equity	$84,341	$84,369

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
   Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2013	2012	2011

Revenues:
Investment periodicals and related publications	$31,940	$33,018	$34,406
Copyright data fees	3,900	3,591	3,568
Investment management fees & services	-	-	10,693
Total revenues	35,840	36,609	48,667

Expenses:
Advertising and promotion	4,075	4,203	6,673
Salaries and employee benefits	15,034	15,001	17,242
Production and distribution	5,694	4,894	4,718
Office and administration	6,917	7,173	9,504
Expenses related to restructuring	-	-	3,764
Provision for settlement	-	-	(1,767)
Total expenses	31,720	31,271	40,134
Income from operations	4,120	5,338	8,533

Gain on deconsolidation of subsidiaries	-	-	50,510
Revenues and profits interests in EAM Trust	6,260	5,890	2,355
Income from securities transactions, net	126	70	65
Income before income taxes	10,506	11,298	61,463
Income tax provision	3,887	4,373	23,681
Net income	$6,619	$6,925	$37,782

Earnings per share, basic & fully diluted	$0.67	$0.70	$3.79

Weighted average number of common shares	9,888,774	9,921,925	9,980,000

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
   Item 8.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2013	2012	2011

Net income	$6,619	$6,925	$37,782

Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes	166	22	65
Other comprehensive income	166	22	65
Comprehensive income	$6,785	$6,947	$37,847

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
   Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$6,619	$6,925	$37,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,552	724	593
Amortization of bond premium	-	-	13
Gain on deconsolidation of subsidiaries	-	-	(50,510)
Post-employment non-cash compensation	-	-	1,770
Non-voting revenues interest in EAM Trust	(5,781)	(5,684)	(2,187)
Non-voting profits interest in EAM Trust	(479)	(206)	(168)
Realized and unrealized losses on securities available-for-sale	-	11	63
Deferred income taxes	1,078	4,288	23,738
Expenses for operating lease exit obligation	-	-	914
Changes in operating assets and liabilities:
Unearned revenue	(1,286)	(1,006)	(176)
Reserve for settlement	(32)	(1,189)	(2,783)
Operating lease exit obligation	(439)	(439)	-
Accounts payable & accrued expenses	(17)	(1,154)	(1,524)
Accrued salaries	92	195	(318)
Accrued taxes on income	33	(60)	91
Prepaid and refundable income taxes	779	(720)	1,970
Prepaid expenses and other current assets	(575)	(43)	(35)
Accounts receivable	(376)	697	82
Receivable from affiliates	-	37	1,345
Total adjustments	(5,451)	(4,549)	(27,122)
Net cash provided by operating activities	1,168	2,376	10,660

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Maturities and sales of fixed income securities	-	11,196	38,021
Proceeds from sales of equity securities	-	89	-
Purchases of fixed income securities	-	-	(27,310)
Purchases of equity securities	(2,545)	(2,468)	(1,360)
Cash contribution to deconsolidated subsidiary capital	-	-	(5,484)
Distributions received from EAM Trust	5,080	5,876	1,793
Acquisition of property and equipment	(331)	(48)	(106)
Expenditures for capitalized software	(2,457)	(3,383)	(1,801)
Net cash (used) provided by investing activities	(253)	11,262	3,753

Cash flows from financing activities:
Purchase of treasury stock at cost	(182)	(946)	(90)
Dividends paid	(5,935)	(7,452)	(23,956)
Net cash used by financing activities	(6,117)	(8,398)	(24,046)
Net change in cash and cash equivalents	(5,202)	5,240	(9,633)
Cash and cash equivalents at beginning of year	12,042	6,802	16,435
Cash and cash equivalents at end of year	$6,840	$12,042	$6,802

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
   Item 8.

Value Line, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Fiscal Years Ended April 30, 2013, 2012 and 2011
(in thousands, except share amounts)

			Additional				Accumulated Other
	Common stock		paid-in	Treasury Stock		Retained	Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2010	10,000,000	$1,000	$991	(18,400)	$(354)	$19,813	$(2)	$21,448

Net income						37,782		37,782
Change in unrealized gains on
securities, net of taxes							65	65
Purchase of treasury stock				(6,719)	(90)			(90)
Dividends declared						(25,951)		(25,951)
Balance as of April 30, 2011	10,000,000	$1,000	$991	(25,119)	$(444)	$31,644	$63	$33,254

Dividends declared per share were $0.20 for each of the three months ending July 31, 2010, January 31, 2011 and April 30, 2011, and $2.00 for the three months ending October 31, 2010.

			Additional				Accumulated Other
	Common stock		paid-in	Treasury Stock		Retained	Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2011	10,000,000	$1,000	$991	(25,119)	$(444)	$31,644	$63	$33,254

Net income						6,925		6,925
Change in unrealized gains on
securities, net of taxes							22	22
Purchase of treasury stock				(78,500)	(946)			(946)
Dividends declared						(6,941)		(6,941)
Balance as of April 30, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,628	$85	$32,314

Dividends declared per share were $0.20 for each of the three months ending July 31, 2011 and October 31, 2011 and $0.15 for each of the three months ending January 31, 2012 and April 30, 2012.

			Additional				Accumulated Other
	Common stock		paid-in	Treasury Stock		Retained	Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,628	$85	$32,314

Net income						6,619		6,619
Change in unrealized gains on
securities, net of taxes							166	166
Purchase of treasury stock				(19,953)	(182)			(182)
Dividends declared						(5,932)		(5,932)
Balance as of April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Dividends declared per share were $0.15 for each of the three months ending July 31, 2012, October, 31, 2012, January 31, 2013 and April 30, 2013.

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

Prior to December 23, 2010 (the “Restructuring Date”), VLI, through its direct subsidiary EULAV Asset Management LLC (“EAM LLC”), provided investment management services to the Value Line Mutual Funds (“Value Line Funds” or the “Funds”), institutions and individual accounts, and, through EAM LLC’s subsidiary EULAV Securities, Inc. (“ESI”), provided distribution, marketing, and administrative services to the Value Line Funds.  On December 23, 2010, the Company deconsolidated the asset management and mutual fund distribution subsidiaries and exchanged its controlling interest in these subsidiaries for a non-voting revenues interest and a non-voting profits interest in EULAV Asset Management Trust, a Delaware business statutory trust (“EAM” or “EAM Trust”), the successor to EAM LLC and the sole member of EULAV Securities LLC (“ES”), the successor to ESI, (the “Restructuring Transaction”).  During fiscal 2011, VLI also recorded as post-employment compensation expense the value of a voting profits interest in EAM granted to one of the trustees of EAM, a former VLI employee.  Pursuant to the EAM Declaration of Trust dated as of December 23, 2010 (the “EAM Trust Agreement”), VLI granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking System information to EAM for use in managing the Value Line Funds.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Prior to the Restructuring Date, the Company earned investment management fees that consisted of management fees from the Value Line Funds and from asset management clients.  Investment management fees for the Funds were earned on a monthly basis as services were performed.  The fees were calculated based on the average daily net assets of the Funds in accordance with each Fund’s advisory agreement (see Note 3 “Related Party Transactions”).

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the “1940 Act”).  Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds.  Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.  Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid advisory fees.  EAM had no separately managed accounts as of April 30, 2013 or April 30, 2012.  Assets within the separately managed accounts were held at third party custodians and were subject to the terms of the applicable advisory agreements and did not have any advance notice requirement for withdrawals.

Also, prior to the Restructuring Date, service and distribution fees were received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940.  These plans are compensation plans, which means that the distributor’s fees under these plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan.  Expenses incurred by ESI, the distributor of the Value Line Funds prior to the Restructuring Date, included payments to securities dealers, banks, financial institutions and other organizations that provided distribution, marketing, and administrative services with respect to the Value Line Funds.  Service and distribution fees are received by the distributor on a monthly basis and calculated based upon the average daily net assets of the respective Fund in accordance with each Fund’s prospectus (see Note 3 “Related Party Transactions”).

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

Valuation of Securities:

The Company’s securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in ETFs, shares of equity securities in various publicly traded companies and bank certificates of deposits and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820.  The securities classified available-for-sale reflected in the Consolidated Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders’ equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings as of the trade date and are determined on the identified cost method.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

The Fair Value Measurements Topic of FASB’s ASC defines fair value as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment. The  Fair Value Measurements Topic established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the information that market participants would use in pricing the asset or liability, including assumptions about risk. Risks include those inherent in a particular valuation technique, such as the uncertainty inherent in the variables used by the valuation technique. Inputs are classified as observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the factors market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.
Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The following summarizes the levels of fair value measurements of the Company’s investments:

As of April 30, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$ 6,312	$ -	$ -	$ 6,312

Securities available-for-sale	6,682	-	-	6,682
	$ 12,994	$ -	$ -	$ 12,994

As of April 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$ 10,848	$ -	$ -	$ 10,848

Securities available-for-sale	3,881	-	-	3,881
	$ 14,729	$ -	$ -	$ 14,729

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2013 and April 30, 2012, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of April 30, 2013, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2013 and April 30, 2012, cash equivalents included $6,312,000 and $10,848,000, respectively, for amounts invested in savings accounts at large commercial banks, held as bank certificates of deposits, and investments in money market mutual funds that invest in short term U.S. government securities.

Expenses Related to Restructuring:

During fiscal 2011, the Company expensed  all costs associated with the Restructuring Transaction as incurred (see Note 15 “Restructuring Expenses and Provision for Settlement”). In addition, the Company recorded as non-cash post-employment compensation expense the value of the voting profits interest in EAM granted to a former employee.

Note 2-Supplementary Cash Flow Information:

	Fiscal Years Ended April 30,
($ in thousands)	2013	2012	2011
State and local income tax payments	$(120)	$(159)	$(15)
Federal income tax payments to the Parent	$(1,877)	$(845)	$(348)
Federal income tax refunds from the Parent	$-	$-	$1,598

Interest payments	$-	$-	$(2)

The Company also received $1,598,000 of federal income tax refunds during the first quarter of fiscal 2011, which was included as prepaid and refundable income taxes in the Consolidated Balance Sheet of April 30, 2010.

On December 23, 2010, the Company completed the Restructuring Transaction which included the receipt of a non-voting revenues interest and a non-voting profits interest in EAM in exchange for VLI’s voting shares in EAM LLC and ESI. This investment, classified as Investment in EAM Trust on the Consolidated Balance Sheets, was valued at $55,805,000 as of December 23, 2010, which included $5,484,000 of cash and $1,516,000 of FDIC insured corporate notes, contributed by VLI to EAM as part of the Restructuring Transaction. The Company satisfied its non-cash post-employment compensation obligation, valued at $1,770,000, by granting a voting profits interest in EAM to a former employee in connection with the Restructuring Transaction.

See Note 3-Related Party Transactions for tax amounts associated with Arnold Bernhard and Co., Inc. (“AB&Co.” or the “Parent”).

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2013, were $2.19 billion, which is $73 million or 3.5% above total assets of $2.11 billion in the Value Line Funds managed by EAM at April 30, 2012.

 Total assets in the Value Line Funds managed by EAM at April 30, 2012, were $2.11 billion, 5.9% below total assets of $2.24 billion in the Value Line Funds managed by EAM at April 30, 2011.  Overall assets in the Value Line Funds at April 30, 2012, decreased $132 million since April 30, 2011, as a result of net redemptions within the Value Line Funds for the twelve months ended April 30, 2012.

During December 2011, the Value Line Convertible Fund merged into the Value Line Income and Growth Fund.  The Value Line Convertible Fund had approximately $20 million in assets under management before the merger.  In May 2012, the Value Line New York Tax Exempt Trust ($15 million) combined into the Value Line Tax Exempt Fund ($90 million).  The combination offers many benefits for fund shareholders.

During October 2012, the USGMMF merged into a third party fund, the Daily Income Fund, managed by Reich & Tang.  EAM distributes the Daily Income Fund on behalf of Reich & Tang and maintains the shareholder accounts on behalf of the Value Line Funds shareholders who invest in the Daily Income Fund, but EAM is no longer subsidizing the expenses of the USGMMF resulting from the low interest rate economic environment.  In addition, the merger of the USGMMF eliminated the cost of administration and fund accounting.

Value Line, Inc.
Notes to Consolidated Financial Statements

During December 2012, the Value Line Aggressive Income Trust changed its investment strategy and changed its name to the Value Line Core Bond Fund.  In doing so, the Value Line Funds now have a core bond fund offering that still meets the fundamental investment objectives of the Aggressive Income Trust, which is maximization of current income with a secondary objective of capital appreciation, yet have broader appeal and a larger pool of investors to attract assets. Such assets may include existing shareholders of other Value Line Funds as shareholders redeem equities.

During December 2012, the Value Line Emerging Opportunities Fund changed its name to Value Line Small Cap Opportunities Fund.  By changing the name, the strategy of the fund and correct category is clearly defined for investors.

During March 2013, the Value Line U.S. Government Securities Fund merged into the Value Line Core Bond Fund.  This created a core bond fund with $100 million in assets, a critical threshold for many institutional money managers.

The non-voting revenues and 90% of the Company’s non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement.  The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $1,621,000 and $497,000 at April 30, 2013 and April 30, 2012, respectively.

EAM Trust - VLI’s non-voting revenues and non-voting profits interests:

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  During the period from December 23, 2010 until May 28, 2011, EAM occupied a portion of the premises that the Company leases from a third party.  The Company received $44,000 for the month of May, 2011 for rent and certain accounting and other administrative support services provided to EAM during the transitional period.  The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2013	2012	2011
Non-voting revenues interest in EAM	$5,781	$5,684	$2,187

Non-voting profits interest in EAM	479	206	168
	$6,260	$5,890	$2,355

Transactions with Parent:

For the fiscal years ended April 30, 2013, 2012 and 2011, the Company was reimbursed $220,000, $268,000, and $356,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent.  There were no receivables due from the Parent at April 30, 2013 or April 30, 2012.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  For the years ended April 30, 2013, 2012, and 2011, the Company made  payments to the Parent for federal income tax amounting to $1,877,000, $845,000, and $348,000, respectively. At April 30, 2013 and April 30, 2012, prepaid and refundable income taxes in the Consolidated Balance Sheets included $0 and $530,000, respectively, for prepaid federal income tax due from the Parent.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate.  The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2013, the Parent owned approximately 87.4% of the outstanding shares of common stock of the Company.

Note 4-Investments:

Securities Available-for-Sale:
Investments held by the Company and its subsidiaries are classified as securities available-for-sale in accordance with FASB’s ASC 320, Investments - Debt and Equity Securities.  All of the Company’s securities classified as available-for-sale were readily marketable or had a maturity of twelve months or less and are classified as current assets on the Consolidated Balance Sheets.

Value Line, Inc.
Notes to Consolidated Financial Statements

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.  As of April 30, 2013 and April 30, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Balance Sheets.  Additionally, as of April 30, 2013 and April 30, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of April 30, 2013 and April 30, 2012, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs,  was $6,295,000 and $3,749,000, respectively, and the fair value was $6,682,000 and $3,881,000, respectively.  There were no sales or proceeds from sales of equity securities during the fiscal year ended April 30, 2013.  The increases in gross unrealized gains on equity securities classified as available-for-sale of $255,000, net of deferred  taxes of $89,000, were included in Shareholders’ Equity at April 30, 2013.

Proceeds from sales of equity securities classified as available-for-sale during the twelve months ended April 30, 2012 were $89,000 and the related capital gains of $11,000 were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income.  There were no sales or proceeds from sales of equity securities during the fiscal year ended April 30, 2011.  The increases in gross unrealized gains on equity securities classified as available-for-sale due to changes in market conditions of $24,000 and $106,000, net of deferred  taxes of $9,000 and $37,000, respectively, were included in Shareholders’ Equity at April 30, 2012 and 2011, respectively.

The carrying value and fair value of securities available-for-sale at April 30, 2013 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$27	$(16)	$114
ETFs - equities	3,878	740	-	4,618
Inverse ETFs - equities	2,314	-	(364)	1,950
	$6,295	$767	$(380)	$6,682

The carrying value and fair value of securities available-for-sale at April 30, 2012 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$14	$(5)	$112
ETFs - equities	2,257	201	(5)	2,453
Inverse ETFs - equities	1,389	-	(73)	1,316
	$3,749	$215	$(83)	$3,881

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of government debt securities issued by the United States federal government.  There were no fixed income securities as of April 30, 2013 or April 30, 2012.

During  the twelve months ended April 30, 2012 and April 30, 2011, proceeds from maturities and sales of government debt securities classified as available-for-sale  were $11,196,000 and $38,021,000, respectively.  During fiscal years 2012 and 2011, losses on sales of fixed income securities of $22,000 and $68,000, respectively, were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income.

Value Line, Inc.
Notes to Consolidated Financial Statements

Income from securities transactions was comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2013	2012	2011
Dividend income	$124	$68	$16
Interest income (1)	4	16	118
Realized and unrealized gains (losses) on securities available-for-sale (2)	-	(11)	(63)
Interest expense	-	-	(2)
Other	(2)	(3)	(4)
Total income from securities transactions, net	$126	$70	$65

(1) Interest income was recorded net of bond premium amortization of $14,000 during fiscal year 2011.
(2) These amounts were reclassified from Accumulated Other Comprehensive Income in the Consolidated  Balance Sheets to the Consolidated  Statements of Income.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Financial Statements.  Realized gains and losses are recorded on the trade date in the Consolidated Statements of Income when securities are sold, mature or are redeemed.  As of April 30, 2013 and April 30, 2012, gross unrealized gains of $387,000 and $131,000, net of deferred taxes of $136,000 and $46,000, respectively, are recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Investment in Unconsolidated Entities:
Equity Method Investment:

As of April 30, 2013 and April 30, 2012, the Company’s investment in EAM Trust, on the Consolidated Balance Sheets was $57,511,000 and $56,331,000, respectively.

The value of VLI’s investment in EAM at April 30, 2013 and April 30, 2012 reflects the fair value of contributed capital of $55,805,000 at inception, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2013	2012	2011 (1)
Investment management fees earned from the Value Line Funds, net of waivers shown below	$12,773	$12,465	$4,592
12b-1 fees and other fees, net of waivers shown below	$3,905	$3,466	$1,293
Other income	$14	$12	$3
Investment management fee waivers and reimbursements (2)	$379	$806	$303
12b-1 fee waivers (2)	$2,156	$2,257	$855
Value Line’s non-voting revenues interest	$5,781	$5,684	$2,187
EAM’s net income (3)	$945	$461	$336

(1) Total results of EAM’s investment management operations was for the period from December 23, 2010 through April 30, 2011.
(2) During fiscal 2013 investment management fee waivers and reimbursements primarily related to the Value Line Core Bond Fund and the U.S. Government Money Market Fund (“USGMMF”) which was merged into a third party fund, the Daily Income Fund, managed by Reich & Tang, effective October 19, 2012.  The 12b-1 fee waivers related to nine of the Value Line Mutual Funds.  In fiscal 2012, investment management fee waivers and reimbursements primarily related to the USGMMF and the 12b-1 fee waivers related to eleven of the Value Line Mutual Funds.
(3) Represents EAM’s net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2013	2012
EAM’s total assets	$59,349	$57,482
EAM’s total liabilities (1)	(2,814)	(663)
EAM’s total equity	$56,535	$56,819

(1) At April 30, 2013, EAM’s total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,621,000.

Note 5: Variable Interest Entity

The Company retained a  non-voting revenues interest and a 50% non-voting profits interest in EAM, which was formed, as a result of the Restructuring Transaction on December 23, 2010, to carry on the asset management and mutual fund distribution businesses formerly conducted by the Company.  EAM is considered to be a VIE.  The Company makes its determination for consolidation of EAM as a VIE based on a qualitative assessment of the purpose and design of EAM, the terms and characteristics of the variable interests in EAM, and the risks EAM is designed to originate and pass through to holders of variable interests.  Other than EAM, the Company does not have an interest in any other VIEs.

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

The Company has not provided any explicit or implicit financial or other support to EAM other than what was contractually agreed to in the EAM Trust Agreement.  Value Line has no obligation to fund EAM in the future and, as a result, has no exposure to loss beyond its initial investment and any undistributed revenues and profits interests retained in EAM.  The following table presents the total assets of EAM, the maximum exposure to loss due to involvement with EAM, as well as the value of the assets and liabilities the Company has recorded on its Consolidated Balance Sheets for its interest in EAM.

Value Line, Inc.
Notes to Consolidated Financial Statements

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2013	$59,349	$57,511	$-	$57,511
As of April 30, 2012	$57,482	$56,331	$-	$56,331

(1) Reported within Long Term Assets on Consolidated Balance Sheets.

Note 6-Property and Equipment:

Property and equipment are carried at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the remaining terms of the leases.  For income tax purposes, depreciation of furniture and equipment is computed using accelerated methods and buildings and leasehold improvements are depreciated over prescribed extended tax lives. Property and equipment, net, on the Consolidated Sheets was comprised of the following:

	As of April 30,
($ in thousands)	2013	2012

Land	$726	$726
Building and leasehold improvements	7,391	7,283
Furniture and equipment	11,180	10,955
	19,297	18,964
Accumulated depreciation and amortization	(15,367)	(15,110)
Total property and equipment, net	$3,930	$3,854

Note 7-Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2013	2012	2011
Current tax expense (benefit):
Federal	$2,679	$139	$356
State and local	130	(54)	(413)
	2,809	85	(57)
Deferred tax expense:
Federal	728	3,785	20,535
State and local	350	503	3,203
	1,078	4,288	23,738
Income tax provision:	$3,887	$4,373	$23,681

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	As of April 30,
($ in thousands)	2013	2012
Federal tax benefit (liability):
Net operating loss	$-	$126
Unrealized gains on securities available-for-sale	(136)	(46)
Operating lease exit obligation	13	153
Deferred professional fees	49	80
Deferred charges	265	76
Total federal tax benefit	191	389

State and local tax benefits:
Net operating loss	-	15
Other	36	38
Total state and local tax benefits	36	53
Deferred tax asset, short term	$227	$442

Value Line, Inc.
Notes to Consolidated Financial Statements

	As of April 30,
($ in thousands)	2013	2012
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	1,642	1,032
Other	262	120
Total federal tax liability	18,964	18,212

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,243	2,182
Deferred non-cash post-employment compensation	(79)	(76)
Depreciation and amortization	208	127
Deferred professional fees	(10)	(21)
Total state and local tax liabilities	2,362	2,212
Deferred tax liability, long term	$21,326	$20,424

The Company’s net operating loss carryforward from fiscal 2012 of approximately $360,000 was fully utilized during the twelve months ended April 30, 2013.

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

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2013, 2012 and 2011 were 37.0%, 38.71% and 38.53%, respectively. The annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities.  The fluctuation in the effective income tax rate during fiscal 2013 is attributable to a higher percentage of income subject to state and local taxes offset by the recognition of the domestic production tax credits and an increase in the dividends received deduction during the current fiscal year.  The change in the effective income tax rate in fiscal 2012 is attributable to the alternative minimum tax on the limitation to the Company’s net operating loss carryforward in fiscal years 2012 and 2011, and a slight decrease in state and local tax rate for fiscal 2012 primarily from EAM’s geographical income allocation.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Fiscal Years Ended April 30,
	2013	2012	2011
U.S. statutory federal rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.96%	2.58%	2.95%
Effect of dividends received deductions	-0.27%	-	-
Alternative minimum tax - net operating loss limitation	-	1.23%	0.58%
Domestic production tax credit	-0.52%	-	-
Other, net	-0.17%	-0.10%	-
Effective income tax rate	37.00%	38.71%	38.53%

The Company believes that, as of April 30, 2013, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years 2009, 2010, and 2011 are subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities.  In February 2012, the Internal Revenue Service (“IRS”) has concluded its examination of the Company’s federal income tax returns through the fiscal year 2010, which resulted in no changes that had any adverse effect on the Company’s financial statements.  The Company’s tax returns for the fiscal years ended April 30, 2010 and 2011 are being examined by the City of New York.  The Company does not expect the audit examination to have a material effect on its financial statements.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 8-Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”).  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2013, 2012, and 2011, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $240,000, $447,000 and $500,000, respectively.

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

Value Line reached an agreement with its current landlord to extend the term of the current lease for its current corporate office facility, which was due to expire on May 31, 2013, for a period of three and a half months beginning June 1, 2013 and expiring September 15, 2013 (“Lease Modification”) at a rental which approximates the Company’s monthly rent payments under the current lease obligation.

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years Ending April 30,	Current Lease	New Sublease	Total
		($ in thousands)

2014	$1,326	$490	$1,816
2015	-	1,468	1,468
2016	-	1,468	1,468
2017	-	1,224	1,224
	$1,326	$4,650	$5,976

Rental expense for the years ended April 30, 2013, 2012, and 2011 under the current operating lease covering office space was $2,509,000, $2,509,000, and $3,862,000, respectively.  During fiscal years of 2013 and 2012, office space rental decreased as a result of the classification of a portion of the lease payments as a reduction of the accrued lease exit obligation related to EAM’s relocation in fiscal 2011.  The increase in fiscal 2011 rent expenses was a result of an accrual of $914,000 for operating lease exit costs related to the deconsolidation of EAM from the operating facility of the Company. As of April 30, 2013 and 2012, the remaining lease exit obligation related to EAM’s relocation was  $37,000 and $475,000, respectively.  For the fiscal year ended April 30, 2011, $914,000 of the accrued lease exit obligation related to EAM’s relocation, was included as an expense in office and administration in the Consolidated Statements of Income.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Disclosure of reportable segment information for the twelve months ended April 30, 2011 was as follows:

($ in thousands)	Publishing	Investment Management	Consolidated Total
Revenues from external customers	$37,974	$10,693	$48,667
Intersegment revenues	7	-	7
Total revenues for reportable segments	37,981	10,693	48,674
Elimination of intersegment revenues	(7)	-	(7)
Total consolidated revenues	$37,974	$10,693	$48,667

Depreciation and amortization	$579	$14	$593
Depreciation related to corporate assets	$(3)	-	$(3)

Gain from deconsolidation of subsidiaries (1)	$-	$50,510	$50,510
Income from securities transactions	-	6	6
Segment profit (loss) from operations (2)	8,984	(448)	8,536
Profit for reportable segments	$8,984	$50,068	$59,052

Revenues and profits interests in EAM Trust			2,355
Income from securities transactions related to corporate assets			59
Depreciation related to corporate assets			(3)
Income before income taxes			$61,463

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

Note 11-Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3-Related Party Transactions, no single customer accounted for a significant portion of the Company’s sales in fiscal 2013, 2012, or 2011, nor its accounts receivable as of April 30, 2013 or 2012.

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

As of April 30, 2013, and April 30, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Balance Sheets.  Additionally, as of April 30, 2013, and April 30, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.  The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Balance Sheets.

Value Line, Inc.
Notes to Consolidated Financial Statements

The components of comprehensive income that are included in the Consolidated  Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2013 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$255	$(195)	$106	$166
	$255	$(195)	$106	$166

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2012 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$24	$(33)	$24	$15
Add: Losses realized in net income	11	(4)	-	7
	$35	$(37)	$24	$22

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2011 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$32	$(14)	$3	$21
Add: Losses realized in net income	68	(24)	-	44
	$100	$(38)	$3	$65

At April 30, 2011, the Company held both equity and U.S. Government debt securities that are classified as available-for-sale on the Consolidated Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company’s Consolidated Balance Sheets.

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

The Company capitalized  $2,457,000 and $3,383,000 related to the development of software for internal use for the twelve months ended April 30, 2013 and 2012, respectively, of which $2,326,000 and $2,153,000 related to development costs for  the digital production software  project and $131,000 and $1,230,000 related to a new fulfillment system, respectively.  Such costs are capitalized and amortized over the expected useful life of the asset which is approximately from 3 to 5 years.  Amortization expense for the years ended April 30, 2013, 2012, and 2011 was $1,295,000, $446,000, and $332,000, respectively.

The new fulfillment system was placed in service on December 1, 2011.  The Company’s refreshed website, Single Sign On (“SSO”) and new e-commerce and website shopping cart were also placed in service during December 2011.  A new institutional sales website ValueLinePro.com was launched by the Company during March 2012.

Note 14 - Treasury Stock and Repurchase Program:

On September 19, 2012, the Company’s Board of Directors approved a new share repurchase program, authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000.  The repurchases will be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The new repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

On January 20, 2011, the Company’s Board of Directors approved the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable up to an aggregate purchase amount of $3,200,000.  The repurchase program expired on January 15, 2012 and was not renewed by the Company’s Board of Directors.

Value Line, Inc.
Notes to Consolidated Financial Statements

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2010 (1)	18,400	$354	$19.24	n/a
Purchases effected in open market	6,719	90	$13.39	$3,110
Balance as of April 30, 2011	25,119	$444	$17.67	$3,110
Purchases effected in open market	78,500	946	$12.05	$2,165
Balance as of April 30, 2012 (2)	103,619	$1,390	$13.41	$-
Purchases effected in open market (3)	19,953	182	$9.13	$2,818
Balance as of April 30, 2013	123,572	$1,572	$12.72	$2,818

(1) Were acquired prior to the repurchase program authorized in January 2011.

(2) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012.

(3) Were acquired during the new repurchase program authorized in September 2012.

Note 15- Restructuring Expenses and Provision for Settlement:

In fiscal 2011, expenses for professional fees including the cost of the proxy solicitation for the Value Line Funds, of $3,764,000 were associated with the Restructuring Transaction that was completed on December 23, 2010. The Company’s policy was to expense those costs as incurred.

In November 2009, the Company concluded a negotiated settlement with the SEC as a result of an investigation into former brokerage practices (the “Settlement”).  To comply with the SEC order, the Company during fiscal 2011 disassociated itself from the former Investment Adviser and broker-dealer operations in the previously defined Restructuring Transaction.

As required by the Settlement, the SEC created a “Fair Fund” pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002.  The Fair Fund is being used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement.  The Company is required to bear all costs associated with the Fair Fund administration, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution.  The SEC has appointed A.B. Data, Ltd., which has no affiliation with the Company, as the Administrator of the Fair Fund.  During fiscal 2011, the Company reduced its estimate of the remaining costs of administration of the Fair Fund and other costs associated with the Settlement by $1,767,000.   The provision for settlement included anticipated costs of Fair Fund administration as well as certain fees and costs arising from the Settlement and the Restructuring Transaction.  During fiscal 2013, 2012 and 2011, the Company made payments to the Administrator of the Fair Fund aggregating $32,000, $1,189,000 and $2,783,000, respectively.  The Company believes that the outstanding provision for settlement in the amount of $243,000 reflected as a liability in the Consolidated Balance Sheet at April 30, 2013, is sufficient to meet the remaining obligations of the Fair Fund administration.

