Form 10-Q
period 2013-07-31
VALUE LINE INC
filed 2013-09-13
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission File Number:   0-11306

VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Lexington Avenue, New York, New York	10017-2630
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2013

Common stock, $0.10 par value	9,850,705 Shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2013	2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $3,758 and $6,312, respectively)	$4,021	$6,840
Securities available-for-sale	7,903	6,682
Accounts receivable, net of allowance for doubtful accounts of $30 and $17, respectively	1,175	1,278
Receivables from affiliates	2	-
Prepaid expenses and other current assets	1,666	1,646
Deferred income taxes	238	227
Total current assets	15,005	16,673

Long term assets:
Investment in EAM Trust	57,660	57,511
Property and equipment, net	3,999	3,930
Capitalized software and other intangible assets, net	6,411	6,227
Total long term assets	68,070	67,668

Total assets	$83,075	$84,341

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,946	$2,460
Accrued salaries	1,154	1,200
Dividends payable	1,478	1,481
Accrued taxes on income	270	180
Unearned revenue	21,176	22,073
Total current liabilities	26,024	27,394

Long term liabilities:
Unearned revenue	2,251	2,636
Deferred income taxes	22,077	21,326
Total long term liabilities	24,328	23,962
Total liabilities	50,352	51,356

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	32,282	32,315
Treasury stock, at cost (149,295 and 123,572 shares, respectively)	(1,798)	(1,572)
Accumulated other comprehensive income, net of tax	248	251
Total shareholders’ equity	32,723	32,985

Total liabilities and shareholders’ equity	$83,075	$84,341

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended July 31,
	2013	2012
Revenues:
Investment periodicals and related publications	$8,196	$8,028
Copyright data fees	756	910
Total revenues	8,952	8,938

Expenses:
Advertising and promotion	1,043	812
Salaries and employee benefits	3,900	3,779
Production and distribution	1,542	1,362
Office and administration	1,998	1,633
Total expenses	8,483	7,586
Income from operations	469	1,352

Revenues and profits interests in EAM Trust	1,769	1,473
Income from securities transactions, net	38	26
Income before income taxes	2,276	2,851
Income tax provision	831	1,075
Net income	$1,445	$1,776

Earnings per share, basic & fully diluted	$0.15	$0.18

Weighted average number of common shares	9,863,388	9,896,381

The accompanying notes are an integral part of these consolidated condensed financial statements.

4

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2013	2012

Net income	$1,445	$1,776

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	(3)	27
Other comprehensive income (loss)	(3)	27
Comprehensive income	$1,442	$1,803

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,445	$1,776
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	466	363
Non-voting revenues interest in EAM Trust	(1,598)	(1,394)
Non-voting profits interest in EAM Trust	(171)	(79)
Deferred income taxes	587	554
Changes in operating assets and liabilities:
Unearned revenue	(1,282)	(1,403)
Reserve for settlement	(38)	(9)
Operating lease exit obligation	(36)	(109)
Accounts payable & accrued expenses	(440)	(408)
Accrued salaries	(46)	(84)
Accrued taxes on income	242	(96)
Prepaid and refundable income taxes	-	616
Prepaid expenses and other current assets	(20)	112
Accounts receivable	103	(351)
Receivable from affiliates	(2)	(40)
Total adjustments	(2,235)	(2,328)
Net cash used in operating activities	(790)	(552)

Cash flows from investing activities:
Purchases of securities classified as available-for-sale	(1,223)	(303)
Distributions received from EAM Trust	1,620	498
Acquisition of property and equipment	(133)	(15)
Expenditures for capitalized software	(586)	(405)
Net cash used in investing activities	(322)	(225)

Cash flows from financing activities:
Purchase of treasury stock at cost	(226)	-
Dividends paid	(1,481)	(1,484)
Net cash used in financing activities	(1,707)	(1,484)
Net change in cash and cash equivalents	(2,819)	(2,261)
Cash and cash equivalents at beginning of year	6,840	12,042
Cash and cash equivalents at end of period	$4,021	$9,781

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Three Months Ended July 31, 2013
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in- capital	Treasury stock		Retained earnings	Accumulated other comprehensive income/(loss)
	Shares	Amount		Shares	Amount			Total
Balance at April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Net income						1,445		1,445
Change in unrealized gains on securities, net of taxes							(3)	(3)
Purchase of treasury stock				(25,723)	(226)			(226)
Dividends declared						(1,478)		(1,478)
Balance at July 31, 2013	10,000,000	$1,000	$991	(149,295)	$(1,798)	$32,282	$248	$32,723

Dividends declared per share were $0.15 for the three months ending July 31, 2013.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Three Months Ended July 31, 2012
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in- capital	Treasury stock		Retained earnings	Accumulated other comprehensive income/(loss)
	Shares	Amount		Shares	Amount			Total
Balance at April 30, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,628	$85	$32,314

Net income						1,776		1,776
Change in unrealized gains on securities, net of taxes							27	27
Dividends declared						(1,485)		(1,485)
Balance at July 31, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,919	$112	$32,632

Dividends declared per share were $0.15 for the three months ending July 31, 2012.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2013
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

The Consolidated Condensed Balance Sheets as of July 31, 2013 and April 30, 2013, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the SEC on July 26, 2013 (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
July 31, 2013
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

Valuation of Securities:

The Company’s securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in ETFs, shares of equity securities in various publicly traded companies and bank certificates of deposits and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820.  The securities classified as available-for-sale reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders’ equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings as of the trade date and are determined on the identified cost method.

The Company classifies its securities available-for-sale as current assets to properly reflect its liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

Market valuations of securities listed on a securities exchange and ETF shares are based on the closing sales prices on the last business day of each month. The market value of fixed maturity U.S. Government debt securities is determined utilizing publicly quoted market prices.  Cash equivalents consist of investments in money market funds that invest primarily in U.S. Government securities valued in accordance with rule 2a-7 under the 1940 Act.

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
July 31, 2013
(Unaudited)

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.
Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,758	$-	$-	$3,758
Securities available-for-sale	7,903	-	-	7,903
	$11,661	$-	$-	$11,661

	As of April 30, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,312	$-	$-	$6,312
Securities available-for-sale	6,682	-	-	6,682
	$12,994	$-	$-	$12,994

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2013 and April 30, 2013, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of July 31, 2013, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2013 and April 30, 2013, cash equivalents included $3,758,000 and $6,312,000, respectively, for amounts invested in savings accounts at large commercial banks, held as bank certificates of deposits, and investments in money market mutual funds that invest in short term U.S. government securities.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2013
(Unaudited)

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.  As of July 31, 2013 and April 30, 2013, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  Additionally, as of July 31, 2013 and April 30, 2013, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of July 31, 2013 and April 30, 2013, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs,  was $7,518,000 and $6,295,000, respectively, and the fair value was $7,903,000 and $6,682,000, respectively.

There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2013 and July 31, 2012.  The decreases in gross unrealized gains on equity securities classified as available-for-sale of $4,000, net of deferred  taxes of $1,000, were included in Shareholders’ Equity at July 31, 2013.  The increases in gross unrealized gains on equity securities classified as available-for-sale of $42,000, net of deferred  taxes of $15,000, were included in Shareholders’ Equity at July 31, 2012.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements.  Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed.  As of July 31, 2013 and April 30, 2013, accumulated other comprehensive income was $385,000 and $387,000, which is net of deferred taxes of $137,000 and $136,000, respectively.

The carrying value and fair value of securities available-for-sale at July 31, 2013 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$34	$(17)	$120
ETFs - equities	3,878	889	(6)	4,761
Inverse ETFs - equities	3,537	-	(515)	3,022
	$7,518	$923	$(538)	$7,903

The carrying value and fair value of securities available-for-sale at April 30, 2013 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$27	$(16)	$114
ETFs - equities	3,878	740	-	4,618
Inverse ETFs - equities	2,314	-	(364)	1,950
	$6,295	$767	$(380)	$6,682

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of government debt securities issued by the United States federal government.  There were no fixed income securities as of July 31, 2013 or April 30, 2013.

Income from securities transactions was comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2013	2012
Dividend income	$37	$26
Other	1	-
Total income from securities transactions, net	$38	$26

Investment in Unconsolidated Entities:
Equity Method Investment:

As of July, 31, 2013 and April 30, 2013, the Company’s investment in EAM Trust, on the Consolidated Balance Sheets was $57,660,000 and $57,511,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2013
(Unaudited)

The value of VLI’s investment in EAM at July 31, 2013 and April 30, 2013 reflects the fair value of contributed capital of $55,805,000 at inception, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The Company monitors its investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements.  EAM did not record any impairment losses for its assets during the fiscal years 2014 or 2013.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2013	2012
Investment management fees earned from the Value Line Funds, net of waivers shown below	$3,485	$3,080
12b-1 fees and other fees, net of waivers shown below	$1,119	$891
Other income	$2	$-
Investment management fee waivers (1)	$24	$181
12b-1 fee waivers (1)	$523	$543
Value Line’s non-voting revenues interest	$1,598	$1,394
EAM’s net income (2)	$343	$158

(1) During fiscal 2013, investment management fee waivers primarily related to the U.S. Government Money Market Fund (“USGMMF”) which was merged into a third party fund, the Daily Income Fund, managed by Reich & Tang, effective October 19, 2012.  During fiscal 2014 and 2013, the 12b-1 fee waivers related to eight and nine of the Value Line Mutual Funds, respectively.

(2) Represents EAM’s net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2013	2013
	(unaudited)
EAM’s total assets	$59,261	$59,349
EAM’s total liabilities (1)	(2,660)	(2,814)
EAM’s total equity	$56,601	$56,535

(1) At July 31, 2013 and April 30, 2013, EAM’s total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,752,000 and $1,621,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2013
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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2013 (unaudited)	$59,261	$57,660	$-	$57,660
As of April 30, 2013	$59,349	$57,511	$-	$57,511

(1)  Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

The Company did not make any income tax payments during the three months ended July 31, 2013 or July 31, 2012.

Note 5 - Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”).  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2013 and July 31, 2012, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $83,000 and $115,000, respectively.

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

As of July 31, 2013 and July 31, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  Additionally, as of July 31, 2013 and July 31, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.  The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2013
(Unaudited)

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders’ Equity for the three months ended July 31, 2013 are as follows:

($ in thousands)	Amount Before Tax	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$(4)	$1	$(3)

	$(4)	$1	$(3)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the three months ended July 31, 2012 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$42	$(15)	$27

	$42	$(15)	$27

Note 7 - Related Party Transactions:

Investment Management (overview):

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests going forward, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2013, were $2.2 billion,10.5% above total assets of $2.0 billion in the Value Line Funds managed by EAM at July 31, 2012.  The increase is a result of net appreciation in equity assets under management partially offset by redemptions within the funds.

The non-voting revenues and 90% of the Company’s non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement.  The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Condensed Consolidated Balance Sheets, and not yet paid, were $1,752,000 and $1,621,000 at July 31, 2013 and April 30, 2013, respectively.

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

	Three Months Ended July 31,
($ in thousands)	2013	2012
Non-voting revenues interest in EAM	$1,598	$1,394
Non-voting profits interest in EAM	171	79
	$1,769	$1,473

Transactions with Parent:

During the three months ended July 31, 2013 and July 31, 2012, the Company was reimbursed $51,000 and $0,  respectively, for payments it made on behalf of and for services the Company provided to the Parent.  Receivables from affiliates  or receivables from the Parent on the Consolidated Condensed Balance Sheets were $2,000 and $0 at July 31, 2013 and April 30, 2013, respectively.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  The Company made no Federal tax payments to the Parent during the three months ended July 31, 2013 or July 31, 2012.   There were no prepaid federal income tax due from the Parent at July 31, 2013 and April 30, 2013.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate.  The Parent may make additional purchases of common stock of the Company from time to time in the future. As of July 31, 2013, the Parent owned 87.65% of the outstanding shares of common stock of the Company.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2013
(Unaudited)

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2013	2012
Current tax expense:
Federal	$216	$448
State and local	28	73
	244	521
Deferred tax expense:
Federal	506	467
State and local	81	87
	587	554
Income tax provision:	$831	$1,075

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2013	2013
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(137)	$(136)
Operating lease exit obligation	-	13
Deferred professional fees	49	49
Deferred charges	292	265
Total federal tax benefit	204	191

State and local tax benefits:
Other	34	36
Total state and local tax benefits	34	36
Deferred tax asset, short term	$238	$227

	July 31,	April 30,
($ in thousands)	2013	2013
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	2,166	1,642
Other	410	262
Total federal tax liability	19,636	18,964

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,253	2,243
Deferred non-cash post-employment compensation	(79)	(79)
Depreciation and amortization	276	208
Deferred professional fees	(9)	(10)
Total state and local tax liabilities	2,441	2,362
Deferred tax liability, long term	$22,077	$21,326

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended July 31, 2013 and July 31, 2012 was 36.51% and 37.71%, respectively. The Company’s annual effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate during fiscal 2014 is primarily attributable to a lower percentage of income subject to state and local taxes and an increase in the dividends received deduction.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2013
(Unaudited)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2013	2012
U.S. statutory federal rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.24%	2.93%
Effect of dividends received deductions	-0.37%	-0.22%
Other, net	-0.36%	0.00%
Effective income tax rate	36.51%	37.71%

The Company believes that, as of July 31, 2013, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years 2010, 2011, and 2012 are subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities.  In February 2012, the Internal Revenue Service (“IRS”) has concluded its examination of the Company’s federal income tax returns through the fiscal year 2010, which resulted in no changes that had any adverse effect on the Company’s financial statements.  The Company’s tax returns for the fiscal years ended April 30, 2010 and 2011 are being examined by the City of New York.  The Company does not expect the audit examination to have a material effect on its financial statements.

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

	July 31,	April 30,
($ in thousands)	2013	2013
Land	$726	$726
Building and leasehold improvements	7,498	7,391
Furniture and equipment	11,206	11,180
	19,430	19,297
Accumulated depreciation and amortization	(15,431)	(15,367)
Total property and equipment, net	$3,999	$3,930

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

The Company capitalized  $586,000 and $405,000 related to the development of software for internal use for the three months ended July 31, 2013 and July 31, 2012, respectively, of which $574,000 and $354,000 related to development costs for  the digital production software  project and $12,000 and $51,000 related to a new fulfillment system, respectively.  Such costs are capitalized and amortized over the expected useful life of the asset which is approximately from 3 to 5 years.  Total amortization expenses for the three months ended July 31, 2013 and July 31, 2012 were $402,000 and $295,000, respectively.

Note 11 - Treasury Stock and Repurchase Program:

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2013
(Unaudited)

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2013 (1)(2)(3)	123,572	$1,572	$12.72	$2,818
Purchases effected in open market during the quarter ended:
July 31, 2013	25,723	226	$8.82	$2,592

Balance as of July 31, 2013	149,295	$1,798	$12.04

(1) Includes 18,400 shares with a total average cost of $354,000 that were acquired prior to the repurchase program authorized in January 2011.

(2) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012.

(3) Includes 19,953 shares with a total average cost of $182,000 that were acquired during the new repurchase program authorized in September 2012.

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

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line will lease approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on or about July 1, 2013 and ending on February 27, 2017 (“Sublease”).  On August 16, 2013, the Company moved to the Building which became its new corporate office facility.  Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The Sublease terms will provide for a significant decrease in the Company’s annual rental expenses.

Value Line reached an agreement with its current landlord to extend the term of the expiring lease for its previous corporate office facility, which was due to expire on May 31, 2013, for a period of three and a half months beginning June 1, 2013 and expiring September 15, 2013 (“Lease Modification”) at a rental which approximates the Company’s monthly rent payments under the expiring lease obligation.

Rental expenses for the three months ended July 31, 2013 and July 31, 2012 were $932,000 and $627,000, respectively.

As of July 31, 2012 future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, were as follows:

Twelve Months ended July 31,	Previous Lease	New Sublease	Total
		($ in thousands)

2013	$3,074	$-	$3,074
2014	463		463
	$3,537	$-	$3,537

As of July 31, 2013 future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Twelve Months ended July 31,	Previous Lease	New Sublease	Total
		($ in thousands)
2014	$463	$857	$1,320
2015	-	1,468	1,468
2016	-	1,468	1,468
2017	-	857	857
	$463	$4,650	$5,113

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
●
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2013 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2013; and other risks and uncertainties arising from time to time.

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

Executive Summary of the Business

The Company’s primary business is producing investment periodicals and related publications and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products.  Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, and The Most Trusted Name in Investment Research™.  The name “Value Line” is used to describe the Company, its products, and its subsidiaries, and is a registered trademark of the Company. EULAV Asset Management Trust (“EAM”) provides the investment management services to the Value Line® Mutual Funds (“Value Line Funds”).  Value Line retains a substantial non-voting revenues and non-voting profits interest in EAM.

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

Business Environment

During the three months ended July 31, 2013, the NASDAQ and the Dow Jones Industrial Average were up 8.9% and 4.5%, respectively, as compared to the combined Ranking System “Rank 1 & 2” stocks which increased 13.3%, outperforming the S&P 500 Index’s increase of 5.8% during the comparable period.

The U.S. economy meandered through a somewhat uneven, but ultimately stronger, first half of calendar 2013. On the one hand, growth was constrained by fiscal austerity (the implementation of the so-called sequestrations), higher social security payroll withholdings, and the impact of widespread recessions in Europe. On the other hand, growth was supported by improving levels of consumer spending, gains in residential and nonresidential building, and rising levels of exports. This combination produced growth of 1.1% and 2.5%, respectively, in the first and second quarters of this year. The economic bulls were clearly relieved by this showing, as many had feared that June-period growth would have backtracked some, under pressure from the aforementioned sequestrations.

Now, as we look forward to the concluding six months, we sense that these sequestrations are likely to prove even less injurious than was the case in the first six months; that job growth should continue to quicken, if unevenly; that the housing recovery is likely to remain in place, notwithstanding the recent notable climb in mortgage rates; and that economic growth should return to Europe, albeit gingerly and not all that convincingly.

That said, the Federal Reserve, an enthusiastic supporter of the economic upturn via bond purchases each month, may well opt to slow down that process by later this year. In anticipation of such an adjustment, interest   rates - in particular mortgage rates - are already climbing, as are Treasury yields on notes and bonds. Thus, the uneven quality of the business expansion is likely to continue. All told, this confluence of factors is likely to produce growth that is incrementally better than in the opening six months, on average, with GDP climbing by 2.0% - 2.5% during the current half. A further modest ramp up, to perhaps 2.5%, or better, is now possible in calendar 2014.

The highly accommodative monetary policies in place up to this point in the business up cycle have helped to keep intact the long and venerable bull market in equities. However, in the past number of weeks, the fear of an upcoming tapering in the aforementioned bond buying has led to a less bullish approach to stocks. In fact, the market has undergone a moderate degree of profit taking. To this point, we are not in correction territory, which is a pullback of 10%, or more, but we could be heading in that direction should the Federal Reserve prove aggressive in its tapering. Overall, we remain cautious in our approach to the equities market, sensing that stocks are now reasonably valued following the recent pullback, but not yet undervalued.

Results of Operations for the Three Months Ended July 31, 2013 and July 31, 2012

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2013	2012	Change
Income from operations	$469	$1,352	-65.3%
Revenues and profits interests from EAM Trust	$1,769	$1,473	20.1%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$2,238	$2,825	-20.8%
Operating expenses	$8,483	$7,586	11.8%
Income from securities transactions, net	$38	$26	46.2%
Income before income taxes	$2,276	$2,851	-20.2%
Net income	$1,445	$1,776	-18.6%
Earnings per share	$0.15	$0.18	-16.7%

During the three months ended July 31, 2013, the Company’s net income of $1,445,000, or $0.15 per share was $331,000 or $0.03, respectively, below net income of $1,776,000, or $0.18 per share, for the three months ended July 31, 2012.  Income from operations was $469,000 for the three months ended July 31, 2013 and compared to income from operations of $1,352,000 for the three months ended July 31, 2012.  Income before income taxes, which is inclusive of the non-voting revenues and non-voting profits interests from EAM, was $1,769,000 for the three months ended July 31, 2013, as compared to $1,473,000 for the three months ended July 31, 2012.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2013	2012	Change
Investment periodicals and related publications:
Print	$4,673	$4,900	-4.6%
Digital	3,523	3,128	12.6%
Total investment periodicals and related publications	8,196	8,028	2.1%
Copyright data fees	756	910	-16.9%
Total publishing revenues	$8,952	$8,938	0.2%

Total publishing revenues from investment periodicals and related publications including copyright data fees were $8,952,000 during the three months ended July 31, 2013, which is comparable to the total publishing revenues of $8,938,000 during the three months ended July 31, 2012.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the fiscal year-to-fiscal year changes in the gross sales orders associated with print and digital subscriptions.

Sources of Subscription Sales Orders

	Three Months Ended July 31,
	2013		2012
	Print	Digital	Print	Digital
New Sales Orders	23.9%	27.6%	16.3%	20.4%
Conversion and Renewal Sales Orders	76.1%	72.4%	83.7%	79.6%
Total Sales Orders	100.0%	100.0%	100.0%	100.0%

	As of July 31,
($ in thousands)	2013	2012	Change

Unearned subscription revenue (current and long term liabilities)	$23,427	$24,592	-4.7%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues increased $168,000, or 2.1% for the three months ended July 31, 2013, as compared to the prior fiscal year.  The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market.  Total product line circulation at July 31, 2013 was 5.0% above total product line circulation at July 31, 2012, reversing a long term trend.  The Company has been successful in growing revenues from print and digitally-delivered investment periodicals within Institutional Sales.  We have also benefited from “converting” some customers from retail to professional price services.   However, Institutional Sales orders of $1,995,000 for the three months ended July 31, 2013, were $323,000 below comparable sales orders of $2,318,000, for the three months ended July 31, 2012.

           Print publication revenues decreased $227,000 or 4.6% for the three months ended July 31, 2013 from fiscal 2013.  Earned revenues from institutional print publications increased $126,000 or 35.6% for the three months ended July 31, 2013 as compared to the prior fiscal year.  Print publications revenues from retail subscribers decreased $353,000 or 7.8% for the three months ended July 31, 2013, as compared to the prior fiscal year.  Total print circulation at July 31, 2013 was 4.5% below total print circulation at July 31, 2012.  Continuing factors that have contributed to the decline in the retail print investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.

Digital publications revenues increased $395,000 or 12.6% for the three months ended July 31, 2013 as compared to the prior fiscal year.  Earned revenues from institutional digital publications increased $214,000 or 10.3% for the three months ended July 31, 2013, as compared to the prior fiscal year. Digital publications revenues from retail subscribers increased $181,000 or 17.1% for the three months ended July 31, 2013, as compared to the prior fiscal year.  Total digital product circulation at July 31, 2013 was 31.8% above total digital product circulation at July 31, 2012.

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

The Company believes that the volatility of the equity market and uncertain economic conditions have to some extent eroded retail investor interest in equities.

The Company has established the goal of developing competitive digital products and marketing them effectively through traditional as well as internet and mobile channels. Towards that end, the Company has been modernizing legacy information technology systems.

The planned launch of our new product offerings is still expected to begin in fiscal 2014.  A preview of the new equities digital product was launched during August 2013.  A major data technology focus is the creation of a centralized and active database for all of Value Line’s finalized, post-calculated data.  In order to serve up our data for a variety of uses (new products, different Institutional Sales channels, etc.) it became apparent that all data fields must be fully defined, and a new storage/retrieval mechanism developed which was built upon current “relational” protocols.

Copyright data fees

The Value Line Proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge.  The Ranking System is designed to be predictive over a six to twelve month period.  For the three month period ended July 31, 2013, the combined Ranking System “Rank 1 & 2” stocks increased 13.3%, outperforming the S&P 500 Index’s increase of 5.8%, during the comparable period.

During the three months ended July 31, 2013, copyright data fees decreased $154,000 or 16.9%, as compared to the prior fiscal year.  As of July 31, 2013, total third party sponsored assets were attributable to four contracts for copyright data representing $2.8 billion in various products, as compared to four contracts for copyright data representing $3.3 billion in assets at July 31, 2012.  The decrease in assets managed by third party sponsors resulted from a shift in assets in one of the underlying portfolios to a new subadvisor which was beyond Value Line’s control.

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

Investment management fees and services – (unconsolidated)

The Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2013, were $2.2 billion, which is $212 million or 10.5% above total assets of $2.0 billion in the Value Line Funds managed by EAM at July 31, 2012.

Value Line Mutual Funds

Total Net Assets

	As of July 31,
($ in millions)	2013	2012	Change
Variable annuity assets (GIAC)	$481	$455	5.7%
All other open end equity fund assets	1,522	1,294	17.6%
Total equity funds	2,003	1,749	14.5%
Fixed income funds	172	205	-16.1%
U.S. Government Money Market Fund (“USGMMF”)	-	67	-100.0%
Total EAM managed net assets	2,175	2,021	7.6%
Daily Income Fund managed by Reich & Tang Asset Management LLC (“Reich & Tang”)	58	-	n/a
Total net assets	$2,233	$2,021	10.5%

Shares of the variable annuity funds, Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the three months ended July 31, 2013, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,485,000, 12b-1 fees and other fees of $1,119,000 and other income of $2,000.  For the same period, total investment management fee waivers for the Value Line Core Bond Fund were $24,000 and 12b-1 fee waivers for eight Value Line Funds were $523,000.  During the three months ended July 31, 2013, EAM’s net income was $343,000 after giving effect to Value Line’s non-voting revenues interest of $1,598,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the three months ended July 31, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,080,000 and 12b-1 fees of $891,000. For the three months ended July 31, 2012, total investment management fee waivers were $181,000 and 12b-1 fee waivers were $543,000.  During the three months ended July 31, 2012, EAM’s net income was $158,000 after giving effect to Value Line’s non-voting revenues interest of $1,394,000, but before distributions to voting interest holders and to the Company in respect of its non-voting profits interest.

As of July 31, 2013, eight of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity fund assets and fixed income fund assets represent 92.1% and 7.9%, respectively, of total fund assets under management (“AUM”) as of July 31, 2013.  At July 31, 2013, equity AUM increased by 14.5% and fixed income AUM decreased by 16.1% as compared to the prior fiscal year.

 As of July 31, 2013, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Guardian, Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade. In August 2012, the Value Line Asset Allocation Fund was added to Schwab’s prestigious OneSource Select List.

Many of Value Line Funds continued to outperform their peers. Three of the eight equity funds are in the top quartile of their respective peer groups for one year and six of the eight are in the top quartile for the three year period according to Lipper.  At this time last year, four were in the top quartile for one year and six were in the top quartile for three years.

As of August 1, 2013, EULAV Securities will begin to receive additional 12b-1 revenues from select Value Line Funds.  Waivers were removed or reduced on two funds, in an effort to continue to expand the marketing programs.  As a result, EAM committed to sponsor events in the latter portion of 2013 with its biggest platform, Schwab, in an effort to broaden and further strengthen the relationship and will be expanding the wholesaling and electronic efforts starting in the third quarter.

EAM Trust - The Company’s non-voting revenues and non-voting profits interests

The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2013	2012	Change
Non-voting revenues interest	$1,598	$1,394	14.6%
Non-voting profits interest	171	79	116.5%
	$1,769	$1,473	20.1%

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.

Value Line operating expenses

	Three Months Ended July 31,
($ in thousands)	2013	2012	Change
Advertising and promotion	$1,043	$812	28.4%
Salaries and employee benefits	3,900	3,779	3.2%
Production and distribution	1,542	1,362	13.2%
Office and administration	1,998	1,633	22.4%
Total expenses	$8,483	$7,586	11.8%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.   Operating expenses of $8,483,000 for the three months ended July 31, 2013, increased $897,000, or 11.8%, as compared to the three months ended July 31, 2012.

Advertising and promotion

Advertising and promotion expenses during the three months ended July 31, 2013, increased $231,000 or 28.4%, as compared to the prior year period, mainly related to a $178,000 increase in direct mail costs due to the timing of direct mail campaigns with no direct mail campaign issued during June 2012. The remaining increases for the three months ended July 31, 2013, were related to increases in sales commissions, inbound telemarketing costs, and renewal solicitation costs.

Salaries and employee benefits

Salaries and employee benefits increased $121,000 or 3.2% during the three months ended July 31, 2013, as compared to fiscal 2013.  Increased expenses in salaries and employee benefits were related to the timing of personnel replacements in Marketing and commissionable sales personnel in Institutional Sales and were offset by the additional capitalization of $91,000 for digital project development costs, and decreases in employee recruitment and training costs, and profit sharing expense for the three months ended July 31, 2013, as compared to the prior year.

Production and distribution

Production and distribution expenses during the three months ended July 31, 2013, increased $180,000 or 13.2%, as compared to fiscal 2013.  During the three months ended July 31, 2013, an increase of $106,000, resulted from additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, website development and new, service oriented production architecture, increases in systems support of $44,000 related to the offsite relocation of the Company’s production computer systems, the cost of service mailers, and postage expenses as a result of a 2.5% increase in postal rates in January 2013.  These increases in expenses were partially offset by a decrease in paper costs that resulted from favorable rates from a new vendor.

Office and administration

Office and administration expenses during the three months ended July 31, 2013, increased $365,000 or 22.4%, as compared to fiscal 2013.  The increase was primarily due to a $304,000 increase in rental expenses resulting from overlapping rent on both the new and previously occupied office facilities and an increase in rent due to the lease amendment on the previously occupied office facility, in addition to increase of $44,000 in marketing consulting fees.

Income from Securities Transactions, net

The Company’s income from securities transactions, net, which included primarily dividend income, was $38,000 and $26,000 during the three months ended July 31, 2013 and July 31, 2012, respectively.  There were no sales, or gains or losses from sales of equity securities during the three months ended July 31, 2013 or July 31, 2012.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended July 31, 2013 and 2012 was 36.51% and 37.71%, respectively. The Company’s annual effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate during fiscal 2014 is attributable to a lower percentage of income subject to state and local taxes and an increase in the dividends received deduction.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $11,019,000 as of July 31, 2013 and negative working capital of $8,824,000 as of July 31, 2012.  These amounts include short term unearned revenue of $21,176,000 and $20,536,000 reflected in total current liabilities at July 31, 2013 and July 31, 2012, respectively.  Cash and short term securities were $11,924,000 as of July 31, 2013 and $14,007,000 as of July 31, 2012.

The Company’s cash and cash equivalents include $3,758,000 and $8,702,000 at July 31, 2013 and July 31, 2012, respectively, invested primarily in Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company’s cash outflows from operating activities were $790,000 and $552,000 during the three months ended July 31, 2013 and July 31, 2012, respectively.  The change in cash flows from fiscal 2013 to fiscal 2014 was primarily due to the decline in earnings, an increase in prepaid expenses and the decrease in the cash inflows from the receipt of prepaid and refundable income taxes partially offset by timing of receipt of accounts receivable.  The higher cash outflows during the first three months of fiscal 2014 were also the result of payments made to the Company’s Profit Sharing and Savings Plan in the amounts of $371,000 and $294,000, in fiscal 2014 and fiscal 2013, respectively.

Cash from investing activities

The Company’s cash outflows from investing activities were $322,000 and $225,000 during the three months ended July 31, 2013 and July 31, 2012, respectively.  Cash outflows for the three months ended July 31, 2013, were higher primarily due to the Company’s decision to invest in inverse ETF equity securities during fiscal 2014 and an increase in expenditures for capitalized software related to upgrading product capabilities.  The increase in cash outflows from investing activities in fiscal 2014 was partially offset by the timing of the receipt of non-voting revenues interest and non-voting profits interest distributions from EAM Trust.  The Company expects that investing activities should provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions in EAM.

Cash from financing activities

The Company’s cash outflows from financing activities were $1,707,000 and $1,484,000 during the three months ended July 31, 2013 and July 31, 2012, respectively.  During fiscal 2014, cash outflows for financing activities consisted of dividend payments to all Value Line shareholders of $0.15 per share and $226,000 for the repurchase of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program.  During fiscal 2013, cash outflows for financing activities consisted of dividend payments to shareholders of $0.15 per share.  The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and does not anticipate making any borrowings during the next twelve months.   As of July 31, 2013, retained earnings were $32,282,000 and liquid assets were $11,924,000.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 1, 2013.  The Company adopted the provisions of ASU 2011-11 effective May 1, 2013, and it did not have a material impact on our Consolidated Condensed Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company adopted the provisions of ASU 2012-02 effective May 1, 2013, and it did not have a material impact on our Consolidated Condensed Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. The amendments in ASU 2013-02 supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012, early adoption is permitted.  The Company adopted the provisions of ASU 2013-02 effective May 1, 2013, and it did not have a material impact on our Consolidated Condensed Financial Statements.

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

Interest Rate Risk

 At July 31, 2013, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

 As of July  31, 2013 and April 30, 2013 the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $7,518,000 and $6,295,000 and the market value was $7,903,000 and $6,682,000, respectively.

($ in thousands) Equity Securities		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of July 31, 2013	Equity Securities and ETFs held for dividend yield	$4,881	30% increase	$6,345	2.91%
			30% decrease	$3,416	-2.91%
As of July 31, 2013	Inverse ETF Holdings	$3,022	30% increase	$2,115	-1.80%
			30% decrease	$3,929	1.80%
As of July 31, 2013	Total	$7,903	30% increase	$8,460	1.11%
			30% decrease	$7,345	-1.11%

($ in thousands) Equity Securities		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of April 30, 2013	Equity Securities and ETFs held for dividend yield	$4,732	30% increase	$6,152	2.80%
			30% decrease	$3,312	-2.80%
As of April 30, 2013	Inverse ETF Holdings	$1,950	30% increase	$1,365	-1.15%
			30% decrease	$2,535	1.15%
As of April 30, 2013	Total	$6,682	30% increase	$7,517	1.64%
			30% decrease	$5,847	-1.64%

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

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013 filed with the SEC on July 26, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)        Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2013.   All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
(in thousands except for shares and cost per share)	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2013	4,913	$9.25	4,913	$2,773,000
June 1 - 30, 2013	12,520	$8.68	12,520	$2,664,000
July 1 - 31, 2013	8,290	$8.77	8,290	$2,592,000
Total	25,723	$8.82	25,723	$2,592,000

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

Date: September 13, 2013

