Form 10-Q
period 2013-10-31
VALUE LINE INC
filed 2013-12-12
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013

Common stock, $0.10 par value	9,837,277 Shares

VALUE LINE INC.
TABLE OF CONTENTS

Part I - Financial Information
  Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	October 31,	April 30,
	2013	2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term
investments of $3,084 and $6,312, respectively)	$3,895	$6,840
Securities available-for-sale	7,966	6,682
Accounts receivable, net of allowance for doubtful
accounts of $28 and $17, respectively	1,487	1,278
Prepaid expenses and other current assets	1,237	1,646
Deferred income taxes	457	227
Total current assets	15,042	16,673

Long term assets:
Investment in EAM Trust	57,761	57,511
Property and equipment, net	3,937	3,930
Capitalized software and other intangible assets, net	6,618	6,227
Total long term assets	68,316	67,668

Total assets	$83,358	$84,341

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,884	$2,460
Accrued salaries	1,020	1,200
Dividends payable	1,476	1,481
Accrued taxes on income	936	180
Unearned revenue	20,371	22,073
Total current liabilities	25,687	27,394

Long term liabilities:
Unearned revenue	2,494	2,636
Deferred charges	222	-
Deferred income taxes	22,172	21,326
Total long term liabilities	24,888	23,962
Total liabilities	50,575	51,356

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	32,422	32,315
Treasury stock, at cost (162,723 and 123,572 shares, respectively)	(1,921)	(1,572)
Accumulated other comprehensive income, net of tax	291	251
Total shareholders’ equity	32,783	32,985

Total liabilities and shareholders’ equity	$83,358	$84,341

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Revenues:
Investment periodicals and related publications	$8,306	$7,827	$16,502	$15,855
Copyright data fees	707	982	1,463	1,892
Total revenues	9,013	8,809	17,965	17,747

Expenses:
Advertising and promotion	1,115	1,087	2,158	1,899
Salaries and employee benefits	3,965	3,634	7,865	7,413
Production and distribution	1,519	1,452	3,061	2,814
Office and administration	1,768	1,716	3,766	3,349
Total expenses	8,367	7,889	16,850	15,475
Income from operations	646	920	1,115	2,272

Revenues and profits interests in EAM Trust	1,854	1,529	3,623	3,002
Income from securities transactions, net	34	30	72	56
Income before income taxes	2,534	2,479	4,810	5,330
Income tax provision	918	907	1,749	1,982
Net income	$1,616	$1,572	$3,061	$3,348

Earnings per share, basic & fully diluted	$0.16	$0.16	$0.31	$0.34

Weighted average number of common shares	9,847,951	9,894,789	9,855,670	9,895,585

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Net income	$1,616	$1,572	$3,061	$3,348

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	42	-	40	27
Other comprehensive income (loss)	42	-	40	27
Comprehensive income	$1,658	$1,572	$3,101	$3,375

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended
	October 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,061	$3,348
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	985	756
Non-voting revenues interest in EAM Trust	(3,261)	(2,808)
Non-voting profits interest in EAM Trust	(362)	(194)
Deferred rent	422	-
Deferred income taxes	621	553
Changes in operating assets and liabilities:
Unearned revenue	(1,844)	(2,884)
Reserve for settlement	(129)	(19)
Operating lease exit obligation	(36)	(219)
Accounts payable & accrued expenses	(611)	(366)
Accrued salaries	(180)	(82)
Accrued taxes on income	730	401
Prepaid and refundable income taxes	-	779
Prepaid expenses and other current assets	409	132
Accounts receivable	(209)	(118)
Receivable from affiliates	-	-
Total adjustments	(3,465)	(4,069)
Net cash used in operating activities	(404)	(721)

Cash flows from investing activities:
Purchases of securities classified as available-for-sale	(1,223)	(1,200)
Distributions received from EAM Trust	3,373	1,979
Acquisition of property and equipment	(153)	(39)
Expenditures for capitalized software	(1,230)	(839)
Net cash provided by (used in) investing activities	767	(99)

Cash flows from financing activities:
Purchase of treasury stock at cost	(349)	(30)
Dividends paid	(2,959)	(2,969)
Net cash used in financing activities	(3,308)	(2,999)
Net change in cash and cash equivalents	(2,945)	(3,819)
Cash and cash equivalents at beginning of year	6,840	12,042
Cash and cash equivalents at end of period	$3,895	$8,223

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Six Months Ended October 31, 2013
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Net income						3,061		3,061
Change in unrealized gains on securities, net of taxes							40	40
Purchase of treasury stock				(39,151)	(349)			(349)
Dividends declared						(2,954)		(2,954)
Balance at October 31, 2013	10,000,000	$1,000	$991	(162,723)	$(1,921)	$32,422	$291	$32,783

Dividends declared per share were $0.15 for each of the three months ending July 31, 2013 and October, 31, 2013.

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
October 31, 2013
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

The Consolidated Condensed Balance Sheets as of October 31, 2013 and April 30, 2013, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the SEC on July 26, 2013 (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
October 31, 2013
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

The Fair Value Measurements Topic of FASB’s ASC 820 defines fair value as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment. The  Fair Value Measurements Topic established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the information that market participants would use in pricing the asset or liability, including assumptions about risk. Examples of risks include those inherent in a particular valuation technique used to measure fair value such as the risk inherent in the inputs to the valuation technique. Inputs are classified as observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the factors market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.
Level 1 – quoted prices in active markets for identical investments
Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The following summarizes the levels of fair value measurements of the Company’s investments:

	As of October 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,084	$-	$-	$3,084
Securities available-for-sale	7,966	-	-	7,966
	$11,050	$-	$-	$11,050

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2013
(Unaudited)

	As of April 30, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,312	$-	$-	$6,312
Securities available-for-sale	6,682	-	-	6,682
	$12,994	$-	$-	$12,994

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2013 and April 30, 2013, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2013, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2013 and April 30, 2013, cash equivalents included $3,084,000 and $6,312,000, respectively, for amounts invested in savings accounts at large commercial banks, held as bank certificates of deposits, and investments in money market mutual funds that invest in short term U.S. government securities.

Note 2 - Investments:

Securities Available-for-Sale:
Investments held by the Company and its subsidiaries are classified as securities available-for-sale in accordance with FASB’s ASC 320, Investments - Debt and Equity Securities.  All of the Company’s securities classified as available-for-sale are readily marketable and have a maturity of twelve months or less and are classified as current assets on the Consolidated Condensed Balance Sheets.

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.  As of October 31, 2013 and April 30, 2013, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  Additionally, as of October 31, 2013 and April 30, 2013, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of October 31, 2013 and April 30, 2013, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs,  was $7,518,000 and $6,295,000, respectively, and the fair value was $7,966,000 and $6,682,000, respectively.

There were no sales or proceeds from sales of equity securities during the six months ended October 31, 2013 and October 31, 2012.  The increases in gross unrealized gains on equity securities classified as available-for-sale of $61,000 and $41,000, net of deferred  taxes of $21,000 and $14,000, were included in Shareholders’ Equity at October 31, 2013 and October 31, 2012, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2013
(Unaudited)

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements.  Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed.  As of October 31, 2013 and April 30, 2013, accumulated other comprehensive income was $448,000 and $387,000, net of deferred taxes of $157,000 and $136,000, respectively.

The carrying value and fair value of securities available-for-sale at October 31, 2013 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$52	$(16)	$139
ETFs - equities	3,878	1,030	(8)	4,900
Inverse ETFs - equities	3,537	-	(610)	2,927
	$7,518	$1,082	$(634)	$7,966

The carrying value and fair value of securities available-for-sale at April 30, 2013 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$27	$(16)	$114
ETFs - equities	3,878	740	-	4,618
Inverse ETFs - equities	2,314	-	(364)	1,950
	$6,295	$767	$(380)	$6,682

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of government debt securities issued by the United States federal government. There were no fixed income securities as of October 31, 2013 or April 30, 2013.

Income from securities transactions was comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2013	2012	2013	2012
Dividend income	$36	$30	$72	$57
Other	(2)	-	-	(1)
Total income from securities transactions, net	$34	$30	$72	$56

Investment in Unconsolidated Entities:
Equity Method Investment:

As of October 31, 2013 and April 30, 2013, the Company’s investment in EAM Trust, on the Consolidated Balance Sheets was $57,761,000 and $57,511,000, respectively.

The value of VLI’s investment in EAM at October 31, 2013 and April 30, 2013 reflects the fair value of contributed capital of $55,805,000 at inception, plus $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2013
(Unaudited)

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands) (unaudited)	2013	2012	2013	2012
Investment management fees earned from the Value Line Funds, net of waivers shown below	$3,580	$3,149	$7,065	$6,229
12b-1 fees and other fees, net of waivers shown below	$1,294	$985	$2,413	$1,876
Other income	$8	$-	$10	$-
Investment management fee waivers (1)	$23	$167	$47	$348
12b-1 fee waivers (1)	$379	$547	$902	$1,090
Value Line’s non-voting revenues interest	$1,663	$1,414	$3,261	$2,808
EAM’s net income (2)	$382	$230	$724	$388

(1) During fiscal 2013, investment management fee waivers primarily related to the U.S. Government Money Market Fund (“USGMMF”) which was merged into a third party fund, the Daily Income Fund, managed by Reich & Tang, effective October 19, 2012.  During fiscal 2014 and 2013, the 12b-1 fee waivers related to seven and nine of the Value Line Mutual Funds, respectively.

(2) Represents EAM’s net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	October 31,	April 30,
($ in thousands)	2013	2013
	(unaudited)
EAM’s total assets	$59,498	$59,349
EAM’s total liabilities (1)	(2,828)	(2,814)
EAM’s total equity	$56,670	$56,535

(1) At October 31, 2013 and April 30, 2013, EAM’s total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,835,000 and $1,621,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of October 31, 2013 (unaudited)	$59,498	$57,761	$-	$57,761
As of April 30, 2013	$59,349	$57,511	$-	$57,511

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2013
(Unaudited)

Note 4 - Supplementary Cash Flow Information:

	Six Months Ended October 31,
($ in thousands)	2013	2012
State and local income tax payments	$(46)	$(19)
Federal income tax payments to the Parent	$(354)	$(230)

Note 5 - Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”).  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the six months ended October 31, 2013 and October 31, 2012, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $155,000 and $70,000, respectively.

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

As of October 31, 2013 and October 31, 2012, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  Additionally, as of October 31, 2013 and October 31, 2012, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.  The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the six months ended October 31, 2013 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$61	$(21)	$40

	$61	$(21)	$40

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders’ Equity for the six months ended October 31, 2012 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$41	$(14)	$27

	$41	$(14)	$27

Note 7 - Related Party Transactions:

Investment Management (overview):

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests going forward, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2013, were $2.3 billion,13.2% above total assets of $2.0 billion in the Value Line Funds managed and/or distributed  by EAM at October 31, 2012.  The increase is a result of net appreciation in equity assets under management partially offset by redemptions within the funds.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2013
(Unaudited)

The non-voting revenues and 90% of the Company’s non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement.  The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Condensed Consolidated Balance Sheets, and not yet paid, were $1,835,000 and $1,621,000 at October 31, 2013 and April 30, 2013, respectively.

EAM Trust - VLI’s non-voting revenues and non-voting profits interests:

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.  The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2013	2012	2013	2012
Non-voting revenues interest in EAM	$1,663	$1,414	$3,261	$2,808
Non-voting profits interest in EAM	191	115	362	194
	$1,854	$1,529	$3,623	$3,002

Transactions with Parent:

During the six months ended October 31, 2013 and October 31, 2012, the Company was reimbursed $101,000 and $88,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent.  There were no receivables from affiliates including receivables from the Parent on the Consolidated Condensed Balance Sheets at October 31, 2013 and April 30, 2013.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  The Company made  federal tax payments of $354,000 and $230,000 to the Parent during the six months ended October 31, 2013 and October 31, 2012, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate.  The Parent may make additional purchases of common stock of the Company from time to time in the future. As of October 31, 2013, the Parent owned 87.77% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2013	2012	2013	2012
Current tax expense:
Federal	$838	$879	$1,054	$1,327
State and local	46	29	74	102
	884	908	1,128	1,429
Deferred tax expense:
Federal	24	(31)	530	436
State and local	10	30	91	117
	34	(1)	621	553
Income tax provision:	$918	$907	$1,749	$1,982

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2013	2013
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(158)	$(136)
Operating lease deferred obligation	70	13
Deferred professional fees	39	49
Deferred charges	277	265
Total federal tax benefit	228	191

State and local tax benefits:
NYC UBT tax credit carryforward	177	-
Other	52	36
Total state and local tax benefits	229	36
Deferred tax asset, short term	$457	$227

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2013
(Unaudited)

	October 31,	April 30,
($ in thousands)	2013	2013
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	2,302	1,642
Other	358	262
Total federal tax liability	19,720	18,964

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,243	2,243
Deferred non-cash post-employment compensation	(79)	(79)
Depreciation and amortization	292	208
Deferred professional fees	(4)	(10)
Total state and local tax liabilities	2,452	2,362
Deferred tax liability, long term	$22,172	$21,326

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full fiscal year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the six months ended October 31, 2013 and October 31, 2012 was 36.36% and 37.18%, respectively. The Company’s annual effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate during fiscal 2014 is primarily attributable to a lower percentage of income subject to state and local taxes and an increase in the dividends received deduction.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six Months Ended October 31,
	2013	2012
U.S. statutory federal rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.23%	2.68%
Effect of dividends received deductions	-0.35%	-0.25%
Domestic production tax credit	-0.40%	-0.59%
Other, net	-0.12%	0.34%
Effective income tax rate	36.36%	37.18%

The Company believes that, as of October 31, 2013, there were no material uncertain tax positions that would require disclosure under GAAP.

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
October 31, 2013
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

	October 31,	April 30,
($ in thousands)	2013	2013
Land	$726	$726
Building and leasehold improvements	5,059	7,391
Furniture and equipment	5,261	11,180
	11,046	19,297
Accumulated depreciation and amortization	(7,109)	(15,367)
Total property and equipment, net	$3,937	$3,930

During the three months ended October 31, 2013, the Company disposed of leasehold improvements, furniture and equipment, relating to the Company’s previous office facility (See Note 12), totaling $8,403,000 in addition to the corresponding depreciation and amortization of $8,403,000.  There was no gain or loss recorded as a result of this disposition.

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

The Company capitalized  $1,230,000 and $839,000 related to the development of software for internal use for the six months ended October 31, 2013 and October 31, 2012, respectively, of which $1,191,000 and $758,000 are related to development costs for  the digital production software  project and $39,000 and $81,000 are related to a new fulfillment system, respectively.  Such costs are capitalized and amortized over the expected useful life of the asset which is approximately 3 to 5 years.  Total amortization expenses for the six months ended October 31, 2013 and October 31, 2012 were $839,000 and $617,000, respectively.

Note 11 - Treasury Stock and Repurchase Program:

On September 19, 2012, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000.  The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2013 (1)(2)(3)	123,572	$1,572	$12.72	$2,818
Purchases effected in open market during the quarters ended:
July 31, 2013	25,723	226	$8.82	$2,592
October 31, 2013	13,428	123	$9.13	$2,469
Balance as of October 31, 2013	162,723	$1,921	$11.81

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2013
(Unaudited)
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

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line has leased approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on  July 1, 2013 and ending on February 27, 2017 (“Sublease”).  On August 16, 2013, the Company moved to the Building which became its new corporate office facility.  Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The Sublease terms have provided for a significant decrease in the Company’s annual rental expenses.  The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first six months of the sublease.

Value Line reached an agreement with its previous landlord to extend the term of the expired lease for its previous corporate office facility, which expired on May 31, 2013, for a period of three and a half months from June 1, 2013 to September 15, 2013 (“Lease Modification”) at a rental which approximated the Company’s monthly rent payments under the expired lease obligation.

Rental expenses for the six months ended October 31, 2013 and October 31, 2012 were $1,638,000 and $1,255,000, respectively.  The increase in rent expense during fiscal 2014 included additional short term overlapping rent expense of $771,000 for the previously occupied office facilities during the lease extension which ended September 15, 2013.

As of October 31, 2013 future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Twelve Months ended October 31,	Previous Lease	Current New Sublease	Total
		($ in thousands)
2014	$-	$1,224	$1,224
2015	-	1,468	1,468
2016	-	1,468	1,468
2017	-	490	490
	$-	$4,650	$4,650

As of October 31, 2012 future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, were as follows:

Twelve Months ended October 31,	Previous Lease	New Sublease	Total
		($ in thousands)

2013	$2,800	$-	$2,800
	$2,800	$-	$2,800

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
●
other risks and uncertainties, including but not limited to the risks described in Item 1A,
“Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2013 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2013; and other risks and uncertainties arising from time to time.

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

Executive Summary of the Business

The Company’s core business is producing investment periodicals and their underlying research and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes.  Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, and The Most Trusted Name in Investment Research™.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. EULAV Asset Management Trust (“EAM”) provides the investment management services to the Value Line® Mutual Funds (“Value Line Funds”).  Value Line retains substantial non-voting revenues and non-voting profits interests in EAM.

The Company’s target audiences within the investment research field are individual investors, colleges, libraries, and investment management professionals. Individuals come to Value Line for complete research in one package.  Institutional licensees consist of corporations, financial professionals, colleges, and municipal libraries.  Libraries and universities offer the Company’s detailed research to their patrons and students.  Investment management professionals use the research and historical information in their day-to-day businesses.  The Company has a dedicated department that solicits institutional subscriptions.  Fees in institutional relationships vary, for example, by the university or college enrollment, number of users, and nature of the use.

Payments received for new and renewal subscriptions and the value of receivables for amounts billed to retail and institutional customers are recorded as unearned revenue until the order is fulfilled.  As the orders are fulfilled, the Company recognizes revenue in equal installments over the life of the particular subscription. Accordingly, the subscription fees to be earned by fulfilling subscriptions after the date of a particular balance sheet are shown on that balance sheet as unearned revenue within current and long term liabilities.

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

Business Environment

During the six months ended October 31, 2013, the NASDAQ and the Dow Jones Industrial Average were up 17.8% and 4.8%, respectively, as compared to the combined Ranking System “Rank 1 & 2” stocks which increased 19.5%, outperforming the S&P 500 Index’s increase of 10.2% during the comparable period.

The U.S. economy, supported by improving levels of consumer spending, gains in residential and nonresidential building, and rising levels of exports, produced growth of 1.1%, 2.5% and 3.6%, respectively, in the first, second and third quarters of calendar 2013.

The Federal Reserve, a supporter of the economic upturn via bond purchases each month, may well opt to slow down that process in the coming months. In anticipation of such an adjustment, interest rates - in particular mortgage rates - are currently climbing, as are Treasury yields on notes and bonds.

The highly accommodative monetary policies in place up to this point in the business expansion cycle have helped to keep intact the long bull market in equities. However, in the past number of weeks, the fear of an upcoming tapering in the aforementioned bond buying has led to a selectively less bullish approach to stocks at times. Overall, Value Line remains somewhat cautious in our approach to the stock market, sensing that equities are no better than fairly valued, at this time.

Results of Operations for the Three and Six Months Ended October 31, 2013 and October 31, 2012

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2013	2012	Change	2013	2012	Change
Income from operations	$646	$920	-29.8%	$1,115	$2,272	-50.9%
Revenues and profits interests from EAM Trust	$1,854	$1,529	21.3%	$3,623	$3,002	20.7%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$2,500	$2,449	2.1%	$4,738	$5,274	-10.2%
Operating expenses	$8,367	$7,889	6.1%	$16,850	$15,475	8.9%
Income from securities transactions, net	$34	$30	13.3%	$72	$56	28.6%
Income before income taxes	$2,534	$2,479	2.2%	$4,810	$5,330	-9.8%
Net income	$1,616	$1,572	2.8%	$3,061	$3,348	-8.6%
Earnings per share	$0.16	$0.16	0.0%	$0.31	$0.34	-8.8%

During the six months ended October 31, 2013, the Company’s net income of $3,061,000, or $0.31 per share was $287,000 or $0.03, respectively, below net income of $3,348,000, or $0.34 per share, for the six months ended October 31, 2012.  During the second quarter ended October 31, 2013, the Company’s net income of $1,616,000, or $0.16 per share was $44,000 or 2.8% above net income of $1,572,000, or $0.16 per share, for the second quarter ended October 31, 2012.  Income from operations, which included additional short term overlapping rent expense of $771,000 for the previously occupied office facilities during the lease extension ending September 15, 2013, was $1,115,000 for the six months ended October 31, 2013 and compares to income from operations of $2,272,000 for the six months ended October 31, 2012.  Income before income taxes of $4,810,000 and $5,330,000 for the six months ended October 31, 2013 and October 31, 2012, respectively, is inclusive of the non-voting revenues and non-voting profits interests from EULAV Asset Management (“EAM”) of $3,623,000 and $3,002,000, and depreciation and amortization expense of $985,000 and $756,000, respectively.

Total operating revenues

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2013	2012	Change	2013	2012	Change
Investment periodicals and related publications:
Print	$4,594	$4,735	-3.0%	$9,267	$9,635	-3.8%
Digital	3,712	3,092	20.1%	7,235	6,220	16.3%
Total investment periodicals and related publications	8,306	7,827	6.1%	16,502	15,855	4.1%
Copyright data fees	707	982	-28.0%	1,463	1,892	-22.7%
Total publishing revenues	$9,013	$8,809	2.3%	$17,965	$17,747	1.2%

Total publishing revenues from investment periodicals and related publications excluding copyright data fees were $8,306,000 and $16,502,000 during the three and six months ended October 31, 2013, respectively, which is 6.1% and 4.1% above total publishing revenues of $7,827,000 and $15,855,000 during the three and six months ended October 31, 2012, respectively.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the fiscal year-to-fiscal year changes in the gross sales orders associated with print and digital subscriptions.

Sources of Subscription Sales Orders

	Three Months Ended October 31,				Six Months Ended October 31,
	2013		2012		2013		2012
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales Orders	22.4%	29.7%	19.6%	23.0%	23.1%	28.9%	17.8%	21.7%
Conversion and Renewal Sales Orders	77.6%	70.3%	80.4%	77.0%	76.9%	71.1%	82.2%	78.3%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	As of October 31,
($ in thousands)	2013	2012	Change
Unearned subscription revenue (current and long term liabilities)	$22,865	$23,111	-1.1%

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues increased $479,000, or 6.1% and $647,000, or 4.1% for the three and six months ended October 31, 2013, respectively, as compared to the prior fiscal year.  The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail and the internet for retail users, and by the efforts of our sales personnel in the institutional market.  Total product line circulation at October 31, 2013 was 8.3% above total product line circulation at October 31, 2012, reversing a long term trend.  The Company has been successful in growing revenues from print and digitally-delivered investment periodicals within Institutional Sales.  Institutional Sales orders of $5,202,000 for the six months ended October 31, 2013, were $251,000 or 5.1% above comparable sales orders of $4,951,000, for the six months ended October 31, 2012.  This growth continues a positive trend for Institutional Sales.  We have also benefited from “converting” some customers from retail to professional price services.

Print publication revenues decreased $368,000 or 3.8% for the six months ended October 31, 2013 from fiscal 2013.  Earned revenues from institutional print publications increased $197,000 or 26.2% for the six months ended October 31, 2013 as compared to the prior fiscal year.  This increase in institutional print publications sales is not sufficient to wholly offset the lost revenues from retail print subscribers.  Print publications revenues from retail subscribers decreased $565,000 or 6.4% for the six months ended October 31, 2013, as compared to the prior fiscal year.  Total print circulation at October 31, 2013 was 2.7% below total print circulation at October 31, 2012.  Continuing factors that have contributed to the decline in the retail print investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.

Digital publications revenues increased $1,015,000 or 16.3% for the six months ended October 31, 2013 as compared to the prior fiscal year.  Earned revenues from institutional digital publications increased $524,000 or 12.6% for the six months ended October 31, 2013, as compared to the prior fiscal year. Digital publications revenues from retail subscribers increased $491,000 or 24.0% for the six months ended October 31, 2013, as compared to the prior fiscal year.  Total digital product circulation at October 31, 2013 was 42.7% above total digital product circulation at October 31, 2012.

The Company has relied more on its Institutional Sales marketing efforts, and the increase in institutional combined print and digital revenues is a direct result of a focused effort to sell to colleges, libraries and corporate/investment adviser accounts.  To this effort we have added the weight of an augmented staff in Retail Retention.

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

The Company believes that the volatility of the equity market and uncertain economic conditions may have to some extent eroded retail investor interest in equities.  The ongoing goal of adding new subscribers has led us to experiment with reduced promotional prices for our lower-profile publications (that is, other than The Value Line Investment Survey).

The Company has established the goal of developing competitive digital products and marketing them effectively through traditional as well as internet and mobile channels. Towards that end, the Company has been modernizing legacy information technology systems.

The planned launch of our new product offerings is expected to begin in the first part of 2014.  A preview of the new equities digital product was launched during August 2013.  A major data technology focus is the creation of a centralized and active database for all of Value Line’s finalized, post-calculated data.  In order to serve up our data for a variety of uses (new products, different Institutional Sales channels, etc.) it became apparent that all data fields must be fully defined, and a new storage/retrieval mechanism developed which was built upon current “relational” protocols.  Modest delays were envisioned in completing and quality-checking the database.

Copyright data fees

The Value Line Proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge.  The Ranking System is designed to be predictive over a six to twelve month period.  For the three, six and twelve month periods ended October 31, 2013, the combined Ranking System “Rank 1 & 2” stocks increased 5.7%, 19.5%,  and 38.5%, respectively, outperforming the S&P 500 Index’s increases of 4.2%, 10.2%, and 24.4% during the comparable periods.

During the three and six months ended October 31, 2013, copyright data fees decreased $275,000 or 28.0% and $429,000 or 22.7%, respectively, as compared to the prior fiscal year.  As of October 31, 2013, total third party sponsored assets were attributable to four contracts for copyright data representing $2.9 billion in various products, as compared to four contracts for copyright data representing $3.4 billion in assets at October 31, 2012.  The decrease in assets managed by third party sponsors resulted from a shift in assets in one of the underlying portfolios to a new subadvisor which was beyond Value Line’s control.

The Company believes the growth of this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, as well as on fluctuations in segments of the equity markets. Management is focusing on potential channels for the copyright data products, involving both current third party sponsors and potential additional channels.

Investment management fees and services – (unconsolidated)

The Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2013, were $2.3 billion, which is $270 million or 13.2% above total assets of $2.0 billion in the Value Line Funds managed by EAM at October 31, 2012.

Value Line Mutual Funds

Total Net Assets

	As of October 31,
($ in millions)	2013	2012	Change
Variable annuity assets (“GIAC”)	$491	$455	7.9%
All other open end equity fund assets	1,604	1,325	21.1%
Total equity funds	2,095	1,780	17.7%
Fixed income funds	167	204	-18.1%
U.S. Government Money Market Fund (“USGMMF”)	-	64	-100.0%
Total EAM managed net assets	2,262	2,048	10.4%
Daily Income Fund managed by Reich & Tang Asset Management LLC (“Reich & Tang”)	56	-	n/a
Total net assets	$2,318	$2,048	13.2%

Shares of the variable annuity funds, Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (GIAC).

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the six months ended October 31, 2013, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $7,065,000, 12b-1 fees and other fees of $2,413,000 and other income of $10,000.  For the same period, total investment management fee waivers for the Value Line Core Bond Fund were $47,000 and 12b-1 fee waivers for eight Value Line Funds were $902,000.  During the six  months ended October 31, 2013, EAM’s net income was $724,000 after giving effect to Value Line’s non-voting revenues interest of $3,261,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the six months ended October 31, 2012, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $6,229,000 and 12b-1 fees of $1,876,000.  For the same period, total investment management fee waivers were $348,000 and 12b-1 fee waivers were $1,090,000.  During the six months ended October 31, 2012, EAM’s net income was $388,000 after giving effect to Value Line’s non-voting revenues interest of $2,808,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of October 31, 2013, seven of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place.  Fee waivers for certain of the Value Line Funds including all of the 12b-1 fees being waived cannot be recouped.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.  As of August 1, 2013, EULAV Securities began to receive additional 12b-1 revenues from select Value Line Funds.  Waivers were removed or reduced on two funds, in an effort to continue to expand the marketing programs.  As a result, EAM committed to sponsor events in the latter portion of 2013 with its biggest platform, Schwab.

The Value Line equity and hybrid funds assets represent 70.9%, variable annuity funds issued by GIAC represent 21.7%, and fixed income fund assets represent 7.4%, respectively, of total fund assets under management (“AUM”) as of October 31, 2013.  At October 31, 2013, equity, hybrid and GIAC variable annuities AUM increased by 17.7% and fixed income AUM decreased by 18.1% as compared to the prior fiscal year.

 As of October 31, 2013, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Guardian, Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

Many of Value Line Funds continued to outperform their peers. Three of the eight equity funds are in the top quartile of their respective peer groups for one year and five of the eight are in the top quartile for the three year period according to Lipper.  At this time last year, four were in the top quartile for one year and six were in the top quartile for three years.

There were no changes to the fund line-up in fiscal 2014, but during the past year, two mergers were completed.  In October 2012 the Value Line U.S. Government Money Market Fund merged into the Daily Income Fund U.S. Government Portfolio managed by Reich & Tang.  In March 2013, the shareholders of the Value Line U.S. Government Securities Fund approved the tax free reorganization of their fund into the Core Bond Fund.   These mergers, following two the previous year, have resulted in a more streamlined fund line up for the complex that is more focused on broad equities and no longer includes specialty/niche funds that have a limited audience.

Value Line equity funds continue to be recognized for both their outstanding performance and lower-risk profile.  Value Line Funds are now widely found at hundreds of broker/dealers, registered investment advisors (“RIAs”) and retirement plans.  The Value Line Asset Allocation Fund which reached $200 million in assets in October 2013 continues to be on the Schwab Mutual Fund OneSource Select List® since August 2012.  The fund is one of only seven asset allocation funds among the 23 third-party funds selected for the Additional Fund Categories section.  The Value Line Asset Allocation Fund  is the only fund in Morningstar’s Aggressive Allocation category (out of 124 funds) to have top 20% performance for the 3, 5, 10, and 15 year periods with ‘Overall Below Average’ risk as of September 30, 2013.   During the quarter ended October 31, 2013, the Small Cap Opportunities Fund was added to a select list at Lincoln Financial.  In Kiplinger’s annual mutual fund rankings published in September 2013, two funds, Asset Allocation and Small Cap, both were ranked as top 10 performers for varying periods.  The Value Line Small Cap Opportunities Fund remains a ‘Fund Pick’ at Fidelity®.

EAM Trust - The Company’s non-voting revenues and non-voting profits interests

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2013	2012	Change	2013	2012	Change
Non-voting revenues interest	$1,663	$1,414	17.6%	$3,261	$2,808	16.1%
Non-voting profits interest	191	115	66.1%	362	194	86.6%
	$1,854	$1,529	21.3%	$3,623	$3,002	20.7%

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.

Value Line operating expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2013	2012	Change	2013	2012	Change
Advertising and promotion	1,115	1,087	2.6%	$2,158	$1,899	13.6%
Salaries and employee benefits	3,965	3,634	9.1%	7,865	7,413	6.1%
Production and distribution	1,519	1,452	4.6%	3,061	2,814	8.8%
Office and administration	1,768	1,716	3.0%	3,766	3,349	12.5%
Total expenses	$8,367	$7,889	6.1%	$16,850	$15,475	8.9%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.   Operating expenses for the three and six months ended October 31, 2013, increased $478,000 or 6.1% and $1,375,000, or 8.9%, respectively, as compared to the three and six months ended October 31, 2012.

Advertising and promotion

Advertising and promotion expenses during the three months ended October 31, 2013, increased $28,000 or 2.6% mainly due to an increase in sales commissions during the second quarter of fiscal 2014 partially offset by a decrease in direct mail expenses as compared to the second quarter of fiscal 2013.

Advertising and promotion expenses during the six months ended October 31, 2013, increased $259,000 or 13.6%, as compared to the prior year period, mainly due to a $101,000 increase in direct mail costs due to the timing of direct mail campaigns with no direct mail campaign issued during June 2012. The remaining increases for the six months ended October 31, 2013, were related to a $116,000 increase in sales commissions and a $48,000 increase in expenses related to design and promotion of the digital product in fiscal 2014 as compared to the prior fiscal year.

Salaries and employee benefits

Salaries and employee benefits increased $331,000 or 9.1% and $452,000 or 6.1% during the three and six months ended October 31, 2013, respectively, as compared to last fiscal year.  In fiscal 2014, increased expenses in salaries and employee benefits were related to the timing of personnel replacements in Marketing, Research, Institutional Sales and new hires in Telemarketing.  These increases were partially offset by the additional capitalization of $51,000 and $142,000 for digital project development costs and decreases in employee recruitment and training costs during the three and six months ended October 31, 2013, respectively, as compared to fiscal 2013.  The remaining increase for the six months ended October 31, 2013, was related to an $85,000 increase in profit sharing accrued expense, as compared to the prior fiscal year.

Production and distribution

Production and distribution expenses during the three and six months ended October 31, 2013, increased $67,000 or 4.6% and $247,000 or 8.8%, respectively, as compared to fiscal 2013.  During the three and six months ended October 31, 2013, increases of $116,000 and $223,000, respectively, resulted from additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, website development and new, service oriented production architecture.  Increase in postage expenses as a result of a 2.5% increase in postal rates in January 2013 was partially offset by a decrease in paper costs that resulted from favorable rates from a new vendor.

Office and administration

Office and administration expenses during the three and six months ended October 31, 2013, increased $52,000 or 3% and $417,000 or 12.5%, respectively, as compared to fiscal 2013.  During the six months ended October 31, 2013 the increase was primarily due to a $384,000 increase in rental expenses, in addition to increase of $63,000 in marketing consulting fees offset by decreases of $80,000 in maintenance costs and $45,000 in utilities.  The increase in rental expense during fiscal 2014 included additional short term overlapping rent expense of $771,000 for the previously occupied office facilities during the lease extension which ended September 15, 2013.

Income from Securities Transactions, net

The Company’s income from securities transactions, net, which included primarily dividend income, was $72,000 and $56,000 during the six months ended October 31, 2013 and October 31, 2012, respectively.  There were no sales, or gains or losses from sales of equity securities during the six months ended October 31, 2013 and October 31, 2012.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the six months ended October 31, 2013 and 2012 was 36.36% and 37.18%, respectively. The Company’s annual effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate during fiscal 2014 is attributable to a lower percentage of income subject to state and local taxes and an increase in the dividends received deduction.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $10,645,000 as of October 31, 2013 and negative working capital of $9,447,000 as of October 31, 2012.  These amounts include short term unearned revenues of $20,371,000 and $19,697,000 reflected in total current liabilities at October 31, 2013 and October 31, 2012, respectively.  Cash and short term securities were $11,861,000 as of October 31, 2013 and $13,346,000 as of October 31, 2012.

The Company’s cash and cash equivalents include $3,084,000 and $7,044,000 at October 31, 2013 and October 31, 2012, respectively, invested primarily in savings accounts at commercial banks and Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company’s cash outflows from operating activities were $404,000 and $721,000 during the six months ended October 31, 2013 and October 31, 2012, respectively.  The change in cash flows from fiscal 2013 to fiscal 2014 was primarily due to the decline in earnings, the decrease in prepaid expenses, the decrease in the cash inflows from the receipt of prepaid and refundable income taxes and the timing of payments of accounts payable partially offset by the slowdown in the decline of unearned revenues.

Cash from investing activities

The Company’s cash inflows from investing activities was $767,000 during the six months ended October 31, 2013 and the Company’s cash outflows from investing activities was $99,000 during the six months ended October 31, 2012.  Cash inflows from investing activities for the six months ended October 31, 2013, were higher primarily due to the increase in the receipt of non-voting revenues interest and non-voting profits interest distributions from EAM Trust offset by an increase in expenditures for capitalized software related to upgrading product capabilities.  The Company expects that investing activities should provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions from EAM.

Cash from financing activities

The Company’s cash outflows from financing activities were $3,308,000 and $2,999,000 during the six months ended October 31, 2013 and October 31, 2012, respectively.  Cash outflows from financing activities for the six months ended October 31, 2013, were higher primarily due to the increase in the repurchase of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program.  The Company expects financing activities to continue to include use of cash for dividend payments and treasury stock purchases for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and does not anticipate making any borrowings during the next twelve months.   As of October 31, 2013, retained earnings were $32,422,000 and liquid assets were $11,861,000.

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

Interest Rate Risk

At October 31, 2013, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

As of October  31, 2013 and April 30, 2013 the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $7,518,000 and $6,295,000 and the market value was $7,966,000 and $6,682,000, respectively.

				Estimated Fair	Hypothetical
($ in thousands)				Value after	Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of October 31, 2013	Equity Securities and ETFs held for dividend yield	$5,039	30% increase	$6,551	3.0%
			30% decrease	$3,527	-3.0%
As of October 31, 2013	Inverse ETF Holdings	$2,927	30% increase	$2,049	-1.74%
			30% decrease	$3,805	1.74%
As of October 31, 2013	Total	$7,966	30% increase	$8,600	1.26%
			30% decrease	$7,332	-1.26%

				Estimated Fair	Hypothetical
($ in thousands)				Value after	Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2013	Equity Securities and ETFs held for dividend yield	$4,732	30% increase	$6,152	2.80%
			30% decrease	$3,312	-2.80%
As of April 30, 2013	Inverse ETF Holdings	$1,950	30% increase	$1,365	-1.15%
			30% decrease	$2,535	1.15%
As of April 30, 2013	Total	$6,682	30% increase	$7,517	1.64%
			30% decrease	$5,847	-1.64%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)       Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended October 31, 2013.   All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average	Purchased as Part of	Units) that May Yet Be
	of Shares (or	Price Paid per	Publicly Announced	Purchased Under the Plans
	Units) Purchased	Share (or Unit)	Plans or Programs	or Programs
August 1 - 31, 2013	-	$-	-	$2,592,000
September 1 - 30, 2013	1,581	9.12	1,581	2,577,000
October 1 - 31, 2013	11,847	9.13	11,847	2,469,000
Total	13,428	$9.13	13,428	$2,469,000

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

Date:  December 12, 2013

