Form 10-Q
period 2014-01-31
VALUE LINE INC
filed 2014-03-13
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2014

Common stock, $0.10 par value	9,817,929 Shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	January 31,	April 30,
	2014	2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $3,858 and $6,312, respectively)	$4,808	$6,840
Securities available-for-sale	9,160	6,682
Accounts receivable, net of allowance for doubtful accounts of $28 and $17, respectively	1,435	1,278
Prepaid expenses and other current assets	1,280	1,646
Deferred income taxes	463	227
Total current assets	17,146	16,673

Long term assets:
Investment in EAM Trust	57,900	57,511
Property and equipment, net	3,863	3,930
Capitalized software and other intangible assets, net	6,791	6,227
Total long term assets	68,554	67,668

Total assets	$85,700	$84,341

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,289	$2,460
Accrued salaries	1,092	1,200
Dividends payable	1,474	1,481
Accrued taxes on income	983	180
Unearned revenue	20,961	22,073
Total current liabilities	26,799	27,394

Long term liabilities:
Unearned revenue	3,038	2,636
Deferred charges	417	-
Deferred income taxes	22,359	21,326
Total long term liabilities	25,814	23,962
Total liabilities	52,613	51,356

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	32,974	32,315
Treasury stock, at cost (178,645 and 123,572 shares, respectively)	(2,081)	(1,572)
Accumulated other comprehensive income, net of tax	203	251
Total shareholders’ equity	33,087	32,985

Total liabilities and shareholders’ equity	$85,700	$84,341

The accompanying notes are an integral part of these consolidated condensed financial statements.
3

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Revenues:
Investment periodicals and related publications	$8,554	$7,938	$25,056	$23,793
Copyright data fees	720	1,008	2,183	2,900
Total revenues	9,274	8,946	27,239	26,693

Expenses:
Advertising and promotion	1,030	1,017	3,188	2,916
Salaries and employee benefits	4,155	3,683	12,020	11,096
Production and distribution	1,737	1,422	4,798	4,236
Office and administration	1,344	1,736	5,110	5,085
Total expenses	8,266	7,858	25,116	23,333
Income from operations	1,008	1,088	2,123	3,360

Revenues and profits interests in EAM Trust	1,974	1,625	5,597	4,627
Income from securities transactions, net	70	37	142	93
Income before income taxes	3,052	2,750	7,862	8,080
Income tax provision	1,026	1,003	2,775	2,985
Net income	$2,026	$1,747	$5,087	$5,095

Earnings per share, basic & fully diluted	$0.21	$0.18	$0.52	$0.52

Weighted average number of common shares	9,826,336	9,884,308	9,845,925	9,891,826

The accompanying notes are an integral part of these consolidated condensed financial statements.
4

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Net income	$2,026	$1,747	$5,087	$5,095

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	(87)	19	(48)	46
Other comprehensive income (loss)	(87)	19	(48)	46
Comprehensive income	$1,939	$1,766	$5,039	$5,141

The accompanying notes are an integral part of these consolidated condensed financial statements.
5

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	January 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,087	$5,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,514	1,136
Non-voting revenues interest in EAM Trust	(5,028)	(4,280)
Non-voting profits interest in EAM Trust	(569)	(347)
Deferred rent	617	-
Deferred income taxes	632	673
Changes in operating assets and liabilities:
Unearned revenue	(710)	(1,962)
Reserve for settlement	(141)	(23)
Operating lease exit obligation	(36)	(329)
Accounts payable & accrued expenses	(194)	(206)
Accrued salaries	(108)	(116)
Accrued taxes on income	995	484
Prepaid and refundable income taxes	-	779
Prepaid expenses and other current assets	366	67
Accounts receivable	(157)	(309)
Total adjustments	(2,819)	(4,433)
Net cash provided by operating activities	2,268	662

Cash flows from investing activities:
Purchases of securities classified as available-for-sale	(2,553)	(1,200)
Distributions received from EAM Trust	5,208	3,493
Acquisition of property and equipment	(137)	(108)
Expenditures for capitalized software	(1,874)	(1,546)
Net cash provided by investing activities	644	639

Cash flows from financing activities:
Purchase of treasury stock at cost	(509)	(147)
Dividends paid	(4,435)	(4,453)
Net cash used in financing activities	(4,944)	(4,600)
Net change in cash and cash equivalents	(2,032)	(3,299)
Cash and cash equivalents at beginning of year	6,840	12,042
Cash and cash equivalents at end of period	$4,808	$8,743

The accompanying notes are an integral part of these consolidated condensed financial statements.
6

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Nine Months Ended January 31, 2014
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Net income						5,087		5,087
Change in unrealized gains on securities, net of taxes							(48)	(48)
Purchase of treasury stock				(55,073)	(509)			(509)
Dividends declared						(4,428)		(4,428)
Balance at January 31, 2014	10,000,000	$1,000	$991	(178,645)	$(2,081)	$32,974	$203	$33,087

Dividends declared per share were $0.15 for each of the three months ending July 31, 2013, October 31, 2013 and January 31, 2014.

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

Dividends declared per share were $0.15 for each of the three months ending July 31, 2012, October 31, 2012 and January 31, 2013.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2014
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

The Consolidated Condensed Balance Sheets as of January 31, 2014 and April 30, 2013, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the SEC on July 26, 2013 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

In accordance with FASB’s Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. On December 23, 2010, the Company completed the deconsolidation of the investment management related affiliates (the “Restructuring Transaction”) in accordance with FASB’s Topic 810. As part of the Restructuring Transaction, the Company received a significant non-voting revenues interest (excluding distribution revenues) and a significant non-voting profits interest in the new entity, EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”). The Company relied on the guidance in FASB’s ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated Condensed Statements of Income.

Revenue Recognition:

Depending upon the product, subscriptions to Value Line periodicals and related publications are available in print or digitally, via internet access. The length of a subscription varies by product and offer received by the subscriber. Generally, subscriptions are offered as annual subscriptions. Subscription revenues, net of discounts, are recognized ratably on a straight line basis when the product is served to the client over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheets are shown as unearned revenue within current and long term liabilities.

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
January 31, 2014
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

Valuation of Securities:

The Company’s securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in equities including ETFs, and bank certificates of deposits and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820. The securities classified as available-for-sale reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders’ equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings as of the trade date and are determined on the identified cost method.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,858	$-	$-	$3,858
Securities available-for-sale	9,160	-	-	9,160
	$13,018	$-	$-	$13,018

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2014
(Unaudited)

	As of April 30, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,312	$-	$-	$6,312
Securities available-for-sale	6,682	-	-	6,682
	$12,994	$-	$-	$12,994

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2014 and April 30, 2013, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of January 31, 2014, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2014 and April 30, 2013, cash equivalents included $3,858,000 and $6,312,000, respectively, for amounts invested in savings accounts at commercial banks, held as bank certificates of deposits, and investments in money market mutual funds that invest in short term U.S. government securities.

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

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions. As of January 31, 2014 and April 30, 2013, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of January 31, 2014 and April 30, 2013, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of January 31, 2014 and April 30, 2013, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares, and inverse equity index ETFs, was $8,847,000 and $6,295,000, respectively, and the fair value was $9,160,000 and $6,682,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2014
(Unaudited)

There were no sales or proceeds from sales of equity securities during the nine months ended January 31, 2014 and January 31, 2013. The decrease in gross unrealized gains on equity securities classified as available-for-sale of $74,000, net of deferred taxes of $26,000 was included in Shareholders’ Equity at January 31, 2014. The increase in gross unrealized gains on equity securities classified as available-for-sale of $70,000, net of deferred taxes of $24,000 was included in Shareholders’ Equity at January 31, 2013.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of January 31, 2014 and April 30, 2013, accumulated other comprehensive income was $313,000 and $387,000, net of deferred taxes of $110,000 and $136,000, respectively.

The carrying value and fair value of securities available-for-sale at January 31, 2014 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$101	$47	$(18)	$130
ETFs - equities	3,878	961	(8)	4,831
Inverse ETFs - equities	4,868	-	(669)	4,199
	$8,847	$1,008	$(695)	$9,160

The carrying value and fair value of securities available-for-sale at April 30, 2013 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$103	$27	$(16)	$114
ETFs - equities	3,878	740	-	4,618
Inverse ETFs - equities	2,314	-	(364)	1,950
	$6,295	$767	$(380)	$6,682

Government Debt Securities (Fixed Income Securities):

Fixed income securities held from time to time consist of government debt securities issued by the United States federal government. There were no fixed income securities as of January 31, 2014 or April 30, 2013.

Income from securities transactions was comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2014	2013	2014	2013
Dividend income	$36	$34	$109	$91
Interest income	1	3	2	4
Capital gain	36	-	36	-
Other	(3)	-	(5)	(2)
Total income from securities transactions, net	$70	$37	$142	$93

Investment in Unconsolidated Entities:
Equity Method Investment:

As of January 31, 2014 and April 30, 2013, the Company’s investment in EAM Trust, on the Consolidated Balance Sheets was $57,900,000 and $57,511,000, respectively.

The value of VLI’s investment in EAM at January 31, 2014 and April 30, 2013 reflects the fair value of contributed capital of $55,805,000 at inception including $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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
January 31, 2014
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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2014	2013	2014	2013
Investment management fees earned from the Value Line Funds, net of fee waivers	$3,750	$3,252	$10,815	$9,481
12b-1 fees and other fees, net of fee waivers	$1,344	$992	$3,757	$2,868
Other income	$3	$5	$13	$5
Investment management fee waivers (1)	$22	$16	$69	$363
12b-1 fee waivers (1)	$396	$545	$1,298	$1,635
Value Line’s non-voting revenues interest	$1,767	$1,472	$5,028	$4,280
EAM’s net income (2)	$414	$306	$1,138	$694

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

	January 31,	April 30,
($ in thousands)	2014	2013
	(unaudited)
EAM’s total assets	$59,730	$59,349
EAM’s total liabilities (1)	(2,987)	(2,814)
EAM’s total equity	$56,743	$56,535

(1) At January 31, 2014 and April 30, 2013, EAM’s total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,953,000 and $1,621,000, respectively.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2014
(Unaudited)

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2014 (unaudited)	$59,730	$57,900	$-	$57,900
As of April 30, 2013	$59,349	$57,511	$-	$57,511

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

	Nine Months Ended January 31,
($ in thousands)	2014	2013
State and local income tax payments	$(97)	$(20)
Federal income tax payments to the Parent	$(1,054)	$(1,030)

Note 5 - Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the nine months ended January 31, 2014 and January 31, 2013, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $251,000 and $175,000, respectively.

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

As of January 31, 2014 and January 31, 2013, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of January 31, 2014 and January 31, 2013, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the nine months ended January 31, 2014 are as follows:

($ in thousands)	Amount Before Tax	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$(74)	$26	$(48)

	$(74)	$26	$(48)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the nine months ended January 31, 2013 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$70	$(24)	$46

	$70	$(24)	$46

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2014
(Unaudited)

Note 7 - Related Party Transactions:

Investment Management (overview):

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests going forward, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2014, were $2.3 billion, 8.3% above total assets of $2.1 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2013. The increase is a result of net appreciation in equity assets under management partially offset by redemptions net of sales within the funds.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and at least 90% of the Company's 50% interest in the residual profits of EAM which are payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 46.66%, 47.27% and 47.91%, respectively, in the first, second and third quarters of fiscal 2014. Value Line’s percent share of EAM’s revenues was 46.20%, 45.87% and 46.15%, respectively, in the first, second and third quarters of fiscal 2013. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Condensed Balance Sheets, and not yet paid, were $1,953,000 and $1,621,000 at January 31, 2014 and April 30, 2013, respectively.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2014	2013	2014	2013
Non-voting revenues interest in EAM	$1,767	$1,472	$5,028	$4,280
Non-voting profits interest in EAM	207	153	569	347
	$1,974	$1,625	$5,597	$4,627

Transactions with Parent:

During the nine months ended January 31, 2014 and January 31, 2013, the Company was reimbursed $113,000 and $138,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. There were no receivables from affiliates including receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2014 and April 30, 2013.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $1,054,000 and $1,030,000 to the Parent during the nine months ended January 31, 2014 and January 31, 2013, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of January 31, 2014, the Parent owned 87.91% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2014	2013	2014	2013
Current tax expense:
Federal	$949	$727	$2,003	$2,054
State and local	66	156	140	258
Current tax expense	1,015	883	2,143	2,312

Deferred tax expense:
Federal	(9)	97	521	533
State and local	20	23	111	140
Deferred tax expense	11	120	632	673
Income tax provision	$1,026	$1,003	$2,775	$2,985

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2014
(Unaudited)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2014	2013
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(110)	$(136)
Operating lease deferred obligation	70	13
Deferred professional fees	39	49
Deferred charges	227	265
Total federal tax benefit	226	191

State and local tax benefits:
NYC UBT tax credit carryforward	181	-
Other	56	36
Total state and local tax benefits	237	36
Deferred tax asset, short term	$463	$227

	January 31,	April 30,
($ in thousands)	2014	2013
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	2,359	1,642
Other	590	262
Total federal tax liability	20,009	18,964

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,144	2,243
Deferred non-cash post-employment compensation	(75)	(79)
Depreciation and amortization	286	208
Deferred professional fees	(5)	(10)
Total state and local tax liabilities	2,350	2,362
Deferred tax liability, long term	$22,359	$21,326

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full fiscal year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2014 and January 31, 2013 was 35.30% and 36.94%, respectively. The Company’s annual effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2014 is primarily attributable to a lower percentage of income subject to state and local taxes and an increase in the dividends received deduction.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2014	2013
U.S. statutory federal rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	1.97%	2.78%
Effect of dividends received deductions	-0.42%	-0.26%
Domestic production tax credit	-0.46%	-0.58%
Other, net	-0.79%	-
Effective income tax rate	35.30%	36.94%

The Company believes that, as of January 31, 2014, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2014
(Unaudited)

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years 2011, 2012, and 2013 are subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities. The Company’s tax returns for the fiscal years ended April 30, 2010 and 2011 are being examined by the City of New York. The Company’s federal income tax return for the fiscal year ended April 30, 2012 is being examined by the Internal Revenue Service. Each examination is at an early stage. The Company does not have reason to believe the audit examinations will have a material effect on its financial statements.

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

	January 31,	April 30,
($ in thousands)	2014	2013
Land	$726	$726
Building and leasehold improvements	5,029	7,391
Furniture and equipment	5,239	11,180
	10,994	19,297
Accumulated depreciation and amortization	(7,131)	(15,367)
Total property and equipment, net	$3,863	$3,930

During the second quarter of fiscal 2014, the Company disposed of leasehold improvements, furniture and equipment, relating to the Company’s previous office facility (see Note 12), totaling $8,403,000 in addition to the corresponding accumulated depreciation and amortization of $8,403,000. There was no gain or loss recorded as a result of this disposition of fully depreciated leasehold improvements, furniture, and obsolete equipment.

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

The Company capitalized $1,874,000 and $1,546,000 related to the development of software for internal use for the nine months ended January 31, 2014 and January 31, 2013, respectively, of which $1,823,000 and $1,444,000 are related to development costs for the digital production software project and $51,000 and $102,000 are related to a new fulfillment system, respectively. Total capitalized software includes $1,255,000 and $1,267,000 of internal costs to develop software and $619,000 and $279,000 of third party programmers' costs for the nine months ended January 31, 2014 and January 31, 2013, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 5 years. Total amortization expenses for the nine months ended January 31, 2014 and January 31, 2013 were $1,310,000 and $937,000, respectively.

Note 11 - Treasury Stock and Repurchase Program:

On September 19, 2012, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000.  The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2013 (1)(2)(3)	123,572	$1,572	$12.72	$2,818
Purchases effected in open market during the quarters ended:
July 31, 2013	25,723	226	$8.82	$2,592
October 31, 2013	13,428	123	$9.13	$2,469
January 31, 2014	15,922	160	$10.02	$2,309
Balance as of January 31, 2014	178,645	$2,081	$11.65

(1) Includes 18,400 shares with a total average cost of $354,000 that were acquired prior to the repurchase program authorized in January 2011.
(2) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012.
(3) Includes 19,953 shares with a total average cost of $182,000 that were acquired during the current repurchase program authorized in September 2012.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2014
(Unaudited)

Note 12 - Lease Commitments:

On June 4, 1993, the Company entered into a 15 year lease agreement to provide primary office space.  The lease included free rental periods as well as scheduled base rent escalations over the term of the lease.  In April 2007, the Company extended the term for 5 additional years at a market rental rate to May 2013.

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line has leased approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on July 1, 2013 and ending on February 27, 2017 (“Sublease”).  On August 16, 2013, the Company moved to the Building which became its new corporate office facility.  Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The Sublease terms have provided for a significant decrease in the Company’s annual rental expenses.  The Company recorded a deferred charge on its Consolidated Condensed Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first six months of the sublease.

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

Rental expenses for the nine months ended January 31, 2014 and January 31, 2013 were $1,896,000 and $1,882,000, respectively. The rental expenses during fiscal 2014 included additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013. The additional rent was offset by a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms between Value Line, Inc. and Citibank.

As of January 31, 2014 future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years Ending April 30,	($ in thousands)
2014	$ 367
2015	1,468
2016	1,468
2017	1,224
$ 4,527

Note 13 - Subsequent Events:

During February 2014, the Company became aware that a portfolio of third party sponsored assets managed utilizing Value Line’s proprietary copyright data was moved to a new subadvisor, which was beyond the Company’s control. The Company estimates that the decrease in portfolio assets will result in reduced copyright data fees of approximately $700,000 per year.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended.  Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	maintaining revenue from subscriptions for the Company’s digital and print published products;
●	changes in market and economic conditions, including global financial issues;
●	protection of intellectual property rights;
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

●	dependence on key personnel;
●	competition in the fields of publishing, copyright data and investment management;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	terrorist attacks, cyber security attacks and natural disasters;
●
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2013 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2014; and other risks and uncertainties arising from time to time.

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

Executive Summary of the Business

The Company’s core business is producing investment periodicals and their underlying research and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes.  Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research. Smarter Investing™ and The Most Trusted Name in Investment Research®.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. EULAV Asset Management Trust (“EAM”) provides the investment management services to the Value Line® Mutual Funds (“Value Line Funds”).  Value Line retains substantial non-voting revenues and non-voting profits interests in EAM.

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

The Company’s move to new headquarters in the second quarter of fiscal 2014 will result in lower rent expense over the term of the sublease. However, rental expenses during fiscal 2014 included additional one time overlapping rent of $771,000 for the previously occupied office facilities to permit an orderly move during the short term lease extension which ended September 15, 2013.

Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Current distribution is set at 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 46.66%, 47.27% and 47.91%, respectively, in the first, second and third quarters of fiscal 2014. Value Line’s percent share of EAM’s revenues was 46.20%, 45.87% and 46.15%, respectively, in the first, second and third quarters of fiscal 2013.

Pursuant to the EAM Agreement, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking System information to EAM without charge or expense.

Business Environment

During the nine months ended January 31, 2014, the NASDAQ and the Dow Jones Industrial Average were up 23.3% and 5.8%, respectively, as compared to the combined Ranking System “Rank 1 & 2” stocks which increased 23.9%, outperforming the S&P 500 Index’s increase of 11.6% during the comparable period.

The U.S. economy, supported by improving levels of consumer spending, gains in residential and nonresidential building, and rising levels of exports, produced growth of 1.1%, 2.5%, 4.1%, and 2.4%, respectively, in the first, second, third and fourth quarters of calendar 2013.

  The Federal Reserve, a supporter of the economic upturn via bond purchases each month, has announced its intention to gradually reduce such purchases in the coming months. The Federal Open Market Committee announced on January 29, 2014 that it would taper by $10 billion the monthly asset purchases, lowering the program to $65 billion. The announcement was in line with market expectations. In anticipation of such an adjustment, interest rates may resume climbing.

            The highly accommodative monetary policies in place up to this point in the business expansion cycle have helped to keep intact the long bull market in equities nor did the Federal Reserve’s announcement slow the uptrend.

Results of Operations for the Three and Nine Months Ended January 31, 2014 and January 31, 2013

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2014	2013	Change	2014	2013	Change
Income from operations	$1,008	$1,088	-7.4%	$2,123	$3,360	-36.8%
Revenues and profits interests from EAM Trust	$1,974	$1,625	21.5%	$5,597	$4,627	21.0%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$2,982	$2,713	9.9%	$7,720	$7,987	-3.3%
Operating expenses	$8,266	$7,858	5.2%	$25,116	$23,333	7.6%
Income from securities transactions, net	$70	$37	89.2%	$142	$93	52.7%
Income before income taxes	$3,052	$2,750	11.0%	$7,862	$8,080	-2.7%
Net income	$2,026	$1,747	16.0%	$5,087	$5,095	-0.2%
Earnings per share	$0.21	$0.18	16.7%	$0.52	$0.52	0.0%

During the third quarter ended January 31, 2014, the Company’s net income of $2,026,000, or $0.21 per share was $279,000 or 16.0% above net income of $1,747,000, or $0.18 per share, for the third quarter ended January 31, 2013.  During the nine months ended January 31, 2014, the Company’s net income of $5,087,000, or $0.52 per share was comparable with net income of $5,095,000, or $0.52 per share, for the nine months ended January 31, 2013.  Income from operations of $2,123,000 for the nine months ended January 31, 2014 included additional depreciation and amortization expense of $378,000 and one time overlapping rent expense of $771,000 for the previously occupied office facilities during the short term lease extension that ended September 15, 2013.  Income from operations for the nine months ended January 31, 2013 was $3,360,000.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2014	2013	Change	2014	2013	Change
Investment periodicals and related publications:
Print	$4,705	$4,709	-0.1%	$13,972	$14,344	-2.6%
Digital	3,849	3,229	19.2%	11,084	9,449	17.3%
Total investment periodicals and related publications	8,554	7,938	7.8%	25,056	23,793	5.3%
Copyright data fees	720	1,008	-28.6%	2,183	2,900	-24.7%
Total publishing revenues	$9,274	$8,946	3.7%	$27,239	$26,693	2.0%

Total publishing revenues from investment periodicals and related publications excluding copyright data fees were $8,554,000 and $25,056,000 during the three and nine months ended January 31, 2014, respectively, which is 7.8% and 5.3% above total publishing revenues of $7,938,000 and $23,793,000 during the three and nine months ended January 31, 2013, respectively.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the fiscal year to fiscal year changes in the gross sales orders associated with print and digital subscriptions.

Sources of Subscription Sales Orders

	Three Months Ended January 31,				Nine Months Ended January 31,
	2014		2013		2014		2013
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales Orders	17.2%	22.9%	17.9%	26.2%	20.6%	26.5%	17.9%	23.5%
Conversion and Renewal Sales Orders	82.8%	77.1%	82.1%	73.8%	79.4%	73.5%	82.1%	76.5%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The increase in new orders for the nine months ended January 31, 2014 as compared to the same period last fiscal year was the result of more effective and efficient direct mail campaigns in addition to increased efforts of the Institutional Sales and in-house Telemarketing departments in fiscal 2014.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2014	2013	2013	Jan-14 vs. Apr-13	Jan-14 vs. Jan-13
Unearned subscription revenue (current and long term liabilities)	$23,999	$24,709	$24,033	-2.9%	-0.1%

Unearned subscription revenue as of January 31, 2014 is approximately equal to January 31, 2013 and down 2.9% from April 30, 2013. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns or large Institutional Sales orders.

Investment periodicals and related publications revenues

           Investment periodicals and related publications revenues increased $616,000, or 7.8%, and $1,263,000, or 5.3%, for the three and nine months ended January 31, 2014, respectively, as compared to the prior fiscal year. These results were directly related to the continued increase in circulation attributable to increased marketing efforts. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at January 31, 2014 was 10.4% above total product line circulation at January 31, 2013, continuing a positive trend of increased subscribers. The Company has been successful in growing revenues from digitally-delivered investment periodicals within both the retail segment and institutional sales. Institutional Sales orders of $8,753,000 for the nine months ended January 31, 2014, were $772,000 or 9.7%, above comparable sales orders of $7,981,000, for the nine months ended January 31, 2013. This growth continues a positive trend for Institutional Sales. We have also benefited from “converting” some customers from retail to professional price services.

           Print publication revenues decreased $372,000 or 2.6% for the nine months ended January 31, 2014 from fiscal 2013.  Earned revenues from institutional print publications increased $237,000 or 19.8% for the nine months ended January 31, 2014 as compared to the prior fiscal year.  This increase in institutional print publications sales is not sufficient to wholly offset the lost revenues from retail print subscribers.  Print publications revenues from retail subscribers decreased $609,000 or 4.6% for the nine months ended January 31, 2014, as compared to the prior fiscal year.  Total print circulation at January 31, 2014 was 1.4% below total print circulation at January 31, 2013.  Continuing factors that have contributed to the decline in the retail print investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  It is expected that print revenues will continue to decline long term, while we emphasize circulation of our digital offerings.

Digital publications revenues increased $1,635,000 or 17.3% for the nine months ended January 31, 2014 as compared to the prior fiscal year.  Earned revenues from institutional digital publications increased $808,000 or 12.7% for the nine months ended January 31, 2014, as compared to the prior fiscal year. Digital publications revenues from retail subscribers increased $827,000 or 27.0% for the nine months ended January 31, 2014, as compared to the prior fiscal year.  The year to year retail digital publications revenues comparison benefited in part from a relatively lower base.  This rate of percentage growth would not be expected to persist.  In dollar terms, the increase in retail digital revenues modestly exceeded the decline in retail print revenues.  Total digital product circulation has increased for fifteen consecutive months, and at January 31, 2014 was 43.8% above total digital product circulation at January 31, 2013.

The Company has relied more on its personal selling efforts in both the institutional segment and retail retention and sales development. The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Consistent with the experience of other print publishers in many fields, the Company has found that its roster of print customers has been gradually declining as individuals migrate to various digital services including our own. Individual investors interested in digitally-delivered investment information have access to both free and subscription equity research from many sources.

Value Line serves individual and professional investors who are able to pay, whether on a regular monthly plan or annual subscription for basic services, or as much as $100,000 or more annually for extensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research.

The Company has established the goal of developing competitive digital products and marketing them effectively through traditional as well as internet and mobile channels. Towards that end, the Company continues to modernize legacy information technology systems.

Copyright data fees

The Value Line Proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge.  The Ranking System is designed to be predictive over a six to twelve month period.  For the three, six and twelve month periods ended January 31, 2014, the combined Ranking System “Rank 1 & 2” stocks increased 2.6%, 9.6%,  and 30.4%, respectively, outperforming the S&P 500 Index’s increases of 1.2%, 5.8%, and 18.8% during the comparable periods.

During the three and nine months ended January 31, 2014, copyright data fees decreased $288,000 or 28.6% and $717,000 or 24.7%, respectively, as compared to the prior fiscal year. As of January 31, 2014, total third party sponsored assets were attributable to four contracts for copyright data representing $2.9 billion in various products, as compared to four contracts for copyright data representing $3.6 billion in assets at January 31, 2013. The decrease in assets managed by third party sponsors resulted from a shift in assets in one of the underlying portfolios during April 2013 to a new subadvisor which was beyond Value Line’s control. Subsequent to the end of the third quarter of fiscal 2014, the Company became aware of a second asset reassignment of similar magnitude to the first.

The Company believes this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, on competition and on fluctuations in segments of the equity markets. Management is actively pursuing potential channels for the copyright data products, including Ranking System-based concepts as well as other proprietary quantitative models.

Investment management fees and services – (unconsolidated)

The Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2014, were $2.3 billion, which is $176 million or 8.3% above total assets of $2.1 billion in the Value Line Funds managed by EAM at January 31, 2013.

Value Line Mutual Funds

Total Net Assets

	As of January 31,
($ in millions)	2014	2013	Change
Variable annuity assets (“GIAC”)	$482	$470	2.6%
All other open end equity and hybrid fund assets	1,608	1,402	14.7%
Total equity funds	2,090	1,872	11.6%
Fixed income funds	163	197	-17.3%
Total EAM managed net assets	2,253	2,069	8.9%
Daily Income Fund managed by Reich & Tang Asset Management LLC (“Reich & Tang”)	54	62	-12.9%
Total net assets	$2,307	$2,131	8.3%

Shares of the variable annuity funds, Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (GIAC).

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the nine months ended January 31, 2014, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $10,815,000, 12b-1 fees and other fees of $3,757,000 and other income of $13,000.  For the same period, total investment management fee waivers for the Value Line Core Bond Fund were $69,000 and 12b-1 fee waivers for seven Value Line Funds were $1,298,000.  During the nine  months ended January 31, 2014, EAM’s net income was $1,138,000 after giving effect to Value Line’s non-voting revenues interest of $5,028,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the nine months ended January 31, 2013, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $9,481,000, 12b-1 fees and other fees of $2,868,000 and other income of $5,000.  For the same period, total investment management fee waivers for the U.S. Government Money Market Fund (“USGMMF”) and the Value Line Core Bond Fund were $363,000 and 12b-1 fee waivers for nine Value Line Funds were $1,635,000.  During the nine months ended January 31, 2013, EAM’s net income was $694,000 after giving effect to Value Line’s non-voting revenues interest of $4,280,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of January 31, 2014, seven of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place.  Fee waivers for certain of the Value Line Funds including all of the 12b-1 fees being waived cannot be recouped.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.  As of August 1, 2013, EULAV Securities began to receive additional 12b-1 revenues from select Value Line Funds.  Waivers were removed or reduced on two funds, in an effort to continue to expand the marketing programs.  As a result, EAM committed to sponsor events in the latter portion of 2013 with its biggest platform, Schwab.  In November 2013, the Value Line Funds exhibited at the Schwab Impact 2013 conference with over 2000 RIAs in attendance.  The EAM management was able to meet with RIAs and key staff members of Schwab’s distribution platform.

The Value Line equity and hybrid funds assets represent 71.4%, variable annuity funds issued by GIAC represent 21.4%, and fixed income fund assets represent 7.2%, respectively, of total fund assets under management (“AUM”) as of January 31, 2014.  At January 31, 2014, equity, hybrid and GIAC variable annuities AUM increased by 11.6% and fixed income AUM decreased by 17.3% as compared to the prior fiscal year.

 As of January 31, 2014, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Guardian, Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

Many Value Line Funds continued to outperform their peers. Two of the eight equity and hybrid funds are in the top quartile of their respective peer groups for one year and four of the eight are in the top quartile for the three year period according to Lipper.  At this time last year, four were in the top quartile for one year and six were in the top quartile for three years.

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

Value Line equity funds continue to be recognized for both their outstanding performance and lower-risk profile.  Value Line Funds are now widely found at hundreds of broker/dealers, registered investment advisors (“RIAs”) and retirement plans.  The Value Line Asset Allocation Fund which reached $200 million in assets in October 2013 continues to be on the Schwab Mutual Fund OneSource Select List® since August 2012.  The fund is one of only seven asset allocation funds among the 23 third-party funds selected for the Additional Fund Categories section.  The Value Line Asset Allocation Fund was also added to the Schwab Select List Advisor Edition™ for the fourth calendar quarter of 2013 providing even more exposure.  The Value Line Asset Allocation Fund  is the only fund in Morningstar’s Aggressive Allocation category (out of 124 funds) to have top 20% performance for the 3, 5, 10, and 15 year periods with “Overall Below Average” risk as of September 30, 2013.   During the fiscal quarter ended January 31, 2014, the Small Cap Opportunities Fund was added to a select list at Lincoln Financial.  In Kiplinger’s annual mutual fund rankings published in September 2013, two funds, Asset Allocation and Small Cap, both were ranked as top 10 performers for varying periods.  The Value Line Small Cap Opportunities Fund remains a “Fund Pick” at Fidelity®.

EAM Trust - The Company’s non-voting revenues and non-voting profits interests

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2014	2013	Change	2014	2013	Change
Non-voting revenues interest	$1,767	$1,472	20.0%	$5,028	$4,280	17.5%
Non-voting profits interest	207	153	35.3%	569	347	64.0%
	$1,974	$1,625	21.5%	$5,597	$4,627	21.0%

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business.  EAM currently has no separately managed account clients.

Value Line operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2014	2013	Change	2014	2013	Change
Advertising and promotion	$1,030	$1,017	1.3%	$3,188	$2,916	9.3%
Salaries and employee benefits	4,155	3,683	12.8%	12,020	11,096	8.3%
Production and distribution	1,737	1,422	22.2%	4,798	4,236	13.3%
Office and administration	1,344	1,736	-22.6%	5,110	5,085	0.5%
Total expenses	$8,266	$7,858	5.2%	$25,116	$23,333	7.6%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.  Operating expenses for the three and nine months ended January 31, 2014, increased $408,000 or 5.2% and $1,783,000, or 7.6%, respectively, as compared to the three and nine months ended January 31, 2013.

Advertising and promotion

Advertising and promotion expenses during the three months ended January 31, 2014 were comparable with the third quarter of fiscal 2013. Advertising and promotion expenses during the nine months ended January 31, 2014, increased $272,000 or 9.3%, as compared to the prior year period, mainly due to a $142,000 increase in expenses for services related to improvements in retail marketing and brand awareness, and promotion through newspapers, television, and a commercial for internet distribution in fiscal 2014. In the current fiscal year in-house telemarketing expenses which started in March 2013 increased $106,000 and resulted in $3.4 million of retail sales orders during the nine months ended January 31, 2014. There was a decrease of $68,000 in direct mail costs in fiscal 2014.

Salaries and employee benefits

Salaries and employee benefits increased $472,000 or 12.8% and $924,000 or 8.3% during the three and nine months ended January 31, 2014, respectively, as compared to last fiscal year.  In fiscal 2014, increased expenses in salaries and employee benefits were related to the timing of personnel replacements in Marketing, and Research, and new hires in Institutional Sales and Telemarketing.  The capitalization of internal salaries and benefits expenses for digital project development costs decreased $154,000 and $12,000 during the three and nine months ended January 31, 2014, respectively, as compared to last fiscal year.

Production and distribution

Production and distribution expenses during the three and nine months ended January 31, 2014, increased $315,000 or 22.2% and $562,000 or 13.3%, respectively, as compared to fiscal 2013. During the three and nine months ended January 31, 2014, increases of $150,000 and $372,000, respectively, resulted from additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, website development and new service oriented production architecture. During the nine months ended January 31, 2014, service mailer and introductory package (binder) costs increased $114,000 and postage expenses increased $83,000 as a result of a 2.5% increase in postal rates in January 2013 which were partially offset by a $66,000 decrease in paper costs due to favorable contracted rates from a new vendor and gradually decreasing use of paper as some subscribers migrate to digital services.

Office and administration

The rental expenses during fiscal 2014 included additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013. The additional rent was offset by a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms between Value Line, Inc. and Citibank, with the office move also responsible in part for a decline in maintenance, taxes and utilities at New York City headquarters.

               Office and administration expenses during the three months ended January 31, 2014, decreased $392,000 or 22.6% as compared to the third quarter of fiscal 2013 mainly due to a $369,000 decrease in rental expenses. Office and administration expenses during the nine months ended January 31, 2014 were comparable with the prior fiscal year. For the nine months ended January 31, 2014, office and administration expenses included a $117,000 increase in data processing fees and an $81,000 increase in bank fees offset by a decrease of $90,000 in building maintenance costs and a decrease of $101,000 in utilities expenses. Additional decreases in fiscal 2014 are related to a decrease in NJ real estate taxes due to re-assessment of the Company’s warehouse and fulfillment facility resulting in a credit of $151,000 and a decrease in New York City property tax escalation paid on the Company’s previously occupied office facility.

Income from Securities Transactions, net

The Company’s income from securities transactions, net, which included primarily dividend income, was $142,000 and $93,000 during the nine months ended January 31, 2014 and January 31, 2013, respectively. In fiscal 2014 income from securities transactions, net, included capital gain distributions from ETFs of $36,000.  There were no sales, or gains or losses from sales of equity securities during the nine months ended January 31, 2014 and January 31, 2013.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2014 and January 31, 2013 was 35.30% and 36.94%, respectively. The Company’s annual effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate during fiscal 2014 is attributable to a lower percentage of income subject to state and local taxes and an increase in the dividends received deduction.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $9,653,000 and $10,066,000 as of January 31, 2014 and January 31, 2013, respectively.  These amounts include short term unearned revenues of $20,961,000 and $21,001,000 reflected in total current liabilities at January 31, 2014 and January 31, 2013, respectively.  Cash and short term securities were $13,968,000 as of January 31, 2014 and $13,895,000 as of January 31, 2013.

The Company’s cash and cash equivalents include $3,858,000 and $7,751,000 at January 31, 2014 and January 31, 2013, respectively, invested primarily in savings accounts at commercial banks and Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company’s cash inflows from operating activities were $2,268,000 and $662,000 during the nine months ended January 31, 2014 and January 31, 2013, respectively.  The change in cash flows from fiscal 2013 to fiscal 2014 was primarily due to the slowdown in the decline of unearned revenues as new order activity increased, the decrease in prepaid expenses partially offset by the decrease in the cash inflows from the receipt of prepaid and refundable income taxes and the timing of payments of accounts payable.

Cash from investing activities

The Company’s cash inflows from investing activities were $644,000 and $639,000 during the nine months ended January 31, 2014 and January 31, 2013, respectively.  Cash inflows from investing activities for the nine months ended January 31, 2014, were lower primarily due to the Company’s decision to reinvest in the inverse ETF securities available-for-sale and the increase in expenditures for capitalized software related to upgrading product capabilities which were offset by the increase in the receipt of non-voting revenues interest and non-voting profits interest distributions from EAM Trust.  The Company expects that investing activities should provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions from EAM.

Cash from financing activities

The Company’s cash outflows from financing activities were $4,944,000 and $4,600,000 during the nine months ended January 31, 2014 and January 31, 2013, respectively.  Cash outflows from financing activities for the nine months ended January 31, 2014, were higher primarily due to the increase in the repurchase of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program.  The Company expects financing activities to continue to include use of cash for dividend payments and treasury stock purchases for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and does not anticipate making any borrowings during the next twelve months.   As of January 31, 2014, retained earnings were $32,974,000 and liquid assets were $13,968,000.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

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

Interest Rate Risk

At January 31, 2014, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

As of January  31, 2014 and April 30, 2013 the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $8,847,000 and $6,295,000 and the market value was $9,160,000 and $6,682,000, respectively.

($ in thousands)				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2014	Equity Securities and ETFs held for dividend yield	$4,961	30% increase	$6,449	2.92%
			30% decrease	3,473	-2.92%
As of January 31, 2014	Inverse ETF Holdings	4,199	30% increase	2,939	-2.47%
			30% decrease	5,459	2.47%
As of January 31, 2014	Total	$9,160	30% increase	$9.388	0.45%
			30% decrease	$8,932	-0.45%

($ in thousands)				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2013	Equity Securities and ETFs held for dividend yield	$4,732	30% increase	$6,152	2.80%
			30% decrease	3,312	-2.80%
As of April 30, 2013	Inverse ETF Holdings	1,950	30% increase	1,365	-1.15%
			30% decrease	2,535	1.15%
As of April 30, 2013	Total	$6,682	30% increase	$7,517	1.64%
			30% decrease	$5,847	-1.64%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)       Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2014.   All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2013	12,496	$9.41	12,496	$2,351,000
December 1 - 31, 2013	-	-	-	$2,351,000
January 1 - 31, 2014	3,426	$12.29	3,426	$2,309,000
Fiscal Quarter	15,922	$10.02	15,922	$2,309,000

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

Date:  March 13, 2014

