Form 10-K
period 2014-04-30
VALUE LINE INC
filed 2014-07-21
CIK 717720

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission file number:   0-11306
VALUE LINE, INC.
(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Lexington Avenue, New York, New York	10017-5891
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (212) 907-1500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.10 par value	The NASDAQ Global Market
(Title of class)	(Name of each exchange on which registered)

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates at October 31, 2013 was $11,246,223.

There were 9,814,876 shares of the registrant’s Common Stock outstanding at June 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2014 Annual Meeting of Shareholders, to be held on
September 16, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Value Line, the Value Line logo, The Most Trusted Name In Investment Research, “Smart research. Smarter investing”, The Value Line Investment Survey, Value Line Select, The Value Line Special Situations Service, Timeliness and Safety are trademarks or registered trademarks of Value Line Inc. and/or its affiliates in the United States and other countries.  All other trademarks are the property of their respective owners.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2014, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires.  In addition, unless the context otherwise requires, references to:

“fiscal 2014” is to the twelve month period from May 1, 2013 to April 30, 2014;

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

Part I
Item 1. BUSINESS.

Value Line is a New York corporation headquartered in New York City and formed in 1982. The Company’s core business is producing investment periodicals and their underlying research and making available copyright data, including certain Value Line proprietary Ranking System information (the “Ranking System”) and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes.  Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research. Smarter Investing™ and The Most Trusted Name in Investment Research®.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.  Investment Management services are provided through Value Line’s substantial non-controlling revenues and non-voting interests in EULAV Asset Management Trust (“EAM”).  Prior to December 23, 2010, the date of the completion of the Restructuring Transaction (see “Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line® Mutual Funds (“Value Line Funds”), institutional and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.  Since December 23, 2010 EAM provides the investment management services to the Value Line Funds, institutional and individual accounts and provides distribution, marketing, and administrative services to the Value Line Funds.  Value Line holds substantial non-voting revenues and non-voting profits interests in EAM.

The Company is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. (“AB&Co.”).  AB&Co. is the controlling shareholder of the Company and, as of April 30, 2014, beneficially owns 87.91% of the outstanding shares of the common stock of the Company. Jean B. Buttner, the Company’s former Chief Executive Officer, owns all of the outstanding voting stock of AB&Co.

Asset Management and Mutual Fund Distribution Businesses

The Company completed a restructuring of its asset management and mutual fund distribution businesses (the “Restructuring Transaction”) on December 23, 2010 (the “Restructuring Date”) and executed the EAM Declaration of Trust (the “EAM Declaration of Trust”).  As part of the Restructuring  Transaction: (1) EULAV Securities, Inc. (“ESI”), a New York corporation and wholly-owned subsidiary of the Company that acted as the distributor of the Value Line Funds was restructured into EULAV Securities LLC (“ES”), a Delaware limited liability company; (2) the Company transferred 100% of its interest in ES to EULAV Asset Management LLC (“EAM LLC”), a wholly-owned subsidiary of the Company that acted as the investment adviser to the Value Line Funds and certain separate accounts; (3) EAM LLC was converted into EAM; and (4) EAM admitted five individuals (the “Voting Profits Interest Holders”), as the initial holders of voting profits interests in EAM, with each of such individuals owning 20% of the voting profits interests of EAM, and (5) pursuant to the EAM Declaration of Trust, the Company received an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM.

The business of EAM is managed by five individual trustees and a Delaware resident trustee (collectively, the “Trustees”) and by its officers subject to the direction of the Trustees.

 Collectively, the holders of the voting profits interests in EAM are entitled to receive 50% of the residual profits of the business, subject to temporary adjustments in certain circumstances.  Value Line holds a non-voting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances, and has no power to vote for the election, removal or replacement of the trustees of EAM. Value Line also has a non-voting revenues interest in EAM pursuant to which it is entitled to receive a portion of the non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds (the value of the business at the time the Restructuring Transaction was approved as determined by the directors of Value Line after reviewing a valuation report by the directors’ financial advisors) plus any additional capital contributions (Value Line or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holder of the non-voting profits interests (currently, Value Line); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holder of the non-voting profits interest (Value Line).  EAM has elected to be taxed as a pass-through entity similar to a partnership.

Also, in connection with the Restructuring Transaction and pursuant to the EAM Declaration of Trust, Value Line (1) granted each Fund use of the name “Value Line” so long as EAM remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies from those in effect on the date of the investment advisory agreement with EAM, provided also that the Funds do not use leverage for investment purposes or engage in, short selling or other complex or unusual investment  strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide EAM its proprietary Ranking System information without charge or expense on as favorable a basis as to Value Line’s best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents at inception.

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

       The niche newsletters (Value Line Select, Value Line Dividend Select, and The Value Line Special Situations Service®) provide information on a less comprehensive basis for securities that the Company believes will be of interest to subscribers.  These services make use of Value Line’s proprietary statistical ranks.  Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections trended toward an investor’s specialized investment style.  Value Line Dividend Select represents Value Line’s targeted coverage of high dividend yielding stocks. The Value Line Special Situations service provides in-depth research analysis on small and mid-cap stocks.

       Value Line offers online versions of most of its products at the Company’s website, www.valueline.com.  Subscribers to the print versions have in some cases received free access to the corresponding online versions, although online subscribers do not receive a free print edition.  The most comprehensive of the Company’s online efforts are The Value Line Research Center and its variations, which allow subscribers to access most of the Company’s publications at a packaged price via the Internet.

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

The Value Line Investment Survey - Small and Mid-Cap

           The Value Line Investment Survey - Small and Mid-Cap is an investment research product introduced in 1995 that provides short descriptions of and extensive data for approximately 1,800 small and medium-capitalization stocks, many listed on The NASDAQ Stock Market, beyond the approximately 1,700 equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey.  Like The Value Line Investment Survey, the Small and Mid-Cap has its own “Summary & Index” providing updated performance ranks and other data, as well as “screens” of key financial measures and two model portfolios.  The “Ratings and Reports” section, providing updated reports on about 140 equity securities each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey.  One unique feature of the Small and Mid-Cap is The Performance Ranking System, which incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,800 equity securities in the Small and Mid-Cap Survey.  The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to 12 months.  The principal differences between the Small and Mid-Cap Survey and The Value Line Investment Survey are that the Small and Mid-Cap Survey does not include Value Line’s Timeliness Ranks, financial forecasts, analyst commentary, or a Selection & Opinion section.  These modifications allow VLP to offer this service at a lower price.

The Value Line Fund Advisor

           The Value Line Mutual Fund Ranking System was introduced in 1993.  It is the system utilized in the Fund Advisor product, a 48-page newsletter featuring load, no-load, and low-load open-end mutual funds. This product was originally introduced as The Value Line No-Load Fund Advisor in 1994 and augmented in 2009. Each issue offers strategies for maximizing total return, and highlights of specific mutual funds.  It also includes information about retirement planning and industry news.  A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of more than 12,000 mutual funds, including screening tools and full-page printable reports on each fund. Fund Advisor Plus subscribers have access to the entire population of up to 20,000 funds.

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

Value Line Select

           Value Line Select, a monthly report, was first published in 1998.  It focuses each month on a single company that senior Value Line analysts have selected from a group of high-quality companies whose stocks are viewed as having a superior risk/reward ratio.  Recommendations are backed by in-depth research and are subject to ongoing monitoring by senior research personnel.

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

The Value Line 600

            The Value Line 600 is a monthly publication, which contains full-page reports on approximately 600 equity securities.  Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks.  Since it was introduced in fiscal 1996, it has been well received by investors who want the same type of analysis provided in The Value Line Investment Survey, but who do not want or need coverage of the approximately 1,700 companies covered by that product.  Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics, including proprietary ranks and ratings.

Value Line Investment Analyzer

Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing more than 230 data fields for various industries and indices and for the approximately 1,700 stocks covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply numerous charting and graphing variables for comparative research.  In addition to containing digital replicas of the entire Value Line Investment Survey, the Value Line Investment Analyzer includes 20-minute delayed data updates through its integration with the Value Line databases via the Internet.  The software also includes a portfolio module that lets users create and track their own stock portfolios in depth with up to five years of historical financial data for scrutinizing performance, risk, yield and return.  Value Line Investment Analyzer Professional is a more comprehensive product which covers more than 6,000 stocks and allows subscribers to create standardized and customized screens.

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

Value Line DataFile Products

For our institutional customers, Value Line offers both current and historical data for equities, mutual funds, exchange traded funds (“ETFs”), and convertibles.  All Value Line DataFile products are offered in Microsoft Access and ASCII formats via FTP.  Below is a listing of the DataFile products:

Fundamental DataFile I and II

           Value Line’s Fundamental DataFile I contains fundamental data (both current and historical) on more than 6,000 publicly traded companies that follow U.S. generally accepted accounting principles (“GAAP”). This data product provides annual data from 1955, quarterly data from 1963, and full quarterly data as reported to the SEC from 1985.  Value Line also offers historical data on over 9,500 companies that no longer exist in nearly 100 industries via our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database.  DataFile is sold primarily to the institutional and academic markets.  Value Line also offers a scaled down DataFile product, Fundamental DataFile II, which includes a limited set of historical fundamental data.

Estimates and Projections DataFile

            This DataFile offering contains the proprietary estimates and projections from Value Line analysts on approximately 1,700 companies. Data includes earnings, sales, cash flow, book value, margin, and other popular fields.  Estimates are for the current year and next year, while projections encompass the three to five year period.

Mutual Fund DataFile

           The Value Line Mutual Fund DataFile covers approximately 20,000 mutual funds with up to 20 years of historical data with more than 200 data fields.  The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other popular mutual fund data fields. This file is available for download from the Internet on a monthly basis.

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

Value Line Research Center

The Value Line Research Center provides on-line access to select Company investment research products covering stocks, mutual funds, options and convertible securities as well as special situation stocks.  This service includes full online subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line Convertibles Survey and The Value Line Special Situations Service.  Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history.  The Value Line Research Center has the ability to track model portfolios, (large, small and mid-cap) as well as providing ranks and news.

New Product Release

On July 10, 2014, Value Line released a suite of new digital products to replace its prior retail and institutional digital offerings.

The Value Line Investment Survey - Smart Investor

Digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 1,700 stocks.  Online tools include screener, alerts, watch lists and charting; print capabilities included.

The Value Line Investment Survey - Savvy Investor

Digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 3,500 stocks.  Online tools include screener, alerts, watch lists and charting; print capabilities included.

The Value Line Investment Survey - Small Cap Investor

Digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 1,800 stocks. One year history included. Online tools include screener, alerts, watch lists and charting; print capabilities included.

The Value Line Investment Survey - Investor 600

Digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 600 stocks. One year history included. Online tools include screener, alerts, watch lists and charting; print capabilities included.

ProElite

This service package includes digital access to full reports and Value Line proprietary ranks on approximately 3,500 stocks.  In addition, our database of mostly microcap firms adds more than 2,500 names, for a total of over 6,000 stocks. Five years’ history is included. Online tools include screener, alerts, watch lists and charting; downloading and print capabilities included.  Less expensive variants with fewer features are also available.

LibraryElite

Libraries are offered digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 3,500 stocks, along with one year of full-detail history. Online tools include screener, and charting; print capabilities included.

The Value Line Equity-Only Research Center

The Value Line Equity-Only Research Center is an equities-only package that includes access to exclusive premium services and provides online access to all of Value Line’s equity products. This service includes full online subscriptions to The Value Line Investment Survey, The Value Line Investment Survey – Small & Mid-Cap, Value Line Select, Value Line Dividend Select, and The Value Line Special Situations Service.  Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history.  The Value Line Research Center has the ability to track model portfolios, (large, small and mid-cap) as well as providing ranks and news.

All products have Charting features, including many options to available indexes with the ability to save settings and print.  All products for financial professionals have an Alerts Hub which allows the user to set up alerts for up to 25 companies, with delivery via text, email or Facebook.

B.  Copyright Data Fees Programs

           The Company has copyright data, which include certain proprietary Ranking System information and other proprietary information made available for use in third party products, such as unit investment trusts, variable annuities, managed accounts and exchange traded funds, which it distributes under copyright data agreements.  The sponsors of these products act as wholesalers and distribute the products by syndicating them through an extensive network of national and regional brokerage firms.  The sponsors of these products will typically receive copyright data for one or more proprietary ranking systems, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios.  The sponsors are also given permission to associate Value Line’s trademarks with the products.  Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data.  Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

           Value Line’s primary copyright data products are structured as ETFs, annuity products and other types of managed products, all of which have in common some degree of reliance on the Value Line Ranks for their portfolio creation. These products are offered and distributed by our sponsors.  Value Line’s Copyright Data methodology can be found in Unit Investment Trusts, annuities, and Exchange Traded Funds.

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

 On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interests in these businesses were restructured as non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below.  Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2014, were $2.35 billion, which is 7.5% above total assets of $2.19 billion in the Value Line Funds managed by EAM at April 30, 2013.

During fiscal 2012, the Value Line Convertible Fund, Inc. was merged into the Value Line Income and Growth Fund, Inc.  In fiscal 2013, the Value Line Funds’ Board approved a change in the strategy of the Value Line Aggressive Income Trust and a name change to the Value Line Core Bond Fund and a name change of the Value Line Emerging Opportunities Fund to Value Line Small Cap Opportunities Fund.  In addition, during fiscal 2013, the Value Line New York Tax Exempt Trust merged into the Value Line Tax Exempt Fund, the Value Line U.S. Government Securities Fund merged into the Value Line Core Bond Fund, and the U.S. Government Money Market Fund (“USGMMF”), merged into a third party fund, the Daily Income Fund, managed by Reich & Tang Asset Management LLC (“Reich & Tang”).  EAM distributes the Daily Income Fund on behalf of Reich & Tang and the Value Line Funds’ transfer agent maintains the shareholder accounts on behalf of the Value Line Funds’ shareholders who invest in the Daily Income Fund.

Total net assets of the Value Line Funds at April 30, 2014, were:

($ in thousands)

Value Line Premier Growth Fund, Inc.	$387,825
Value Line Small Cap Opportunities Fund, Inc.	349,821
Value Line Strategic Asset Management Fund	336,902
Value Line Income and Growth Fund, Inc.	335,771
Value Line Asset Allocation Fund, Inc.	240,860
Value Line Larger Companies Fund, Inc.	209,491
Value Line Centurion Fund, Inc.	151,415
Value Line Fund, Inc.	124,124
Value Line Core Bond Fund	84,094
Value Line Tax Exempt Fund, Inc.	77,692
Total EAM managed net assets	$2,297,995

Daily Income Fund managed by Reich & Tang Asset Management LLC (“Reich & Tang”)	52,095
Total net assets	$2,350,090

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

Wholly-owned operating subsidiaries of the Company as of April 30, 2014 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyright data.

2.	The Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company’s publications.

3.	Compupower Corporation (“CPWR”) provides subscription fulfillment services and subscriber relations services for VLP’s publications.

4.
Value Line Distribution Center, Inc. (“VLDC”) primarily handles all of the mailings of the publications to VLP’s subscribers.  Additionally, VLDC provides office space for CPWR’s subscriber relations and data processing departments.

E.  Trademarks

The Company holds trademark and service mark registrations for various names and logo in multiple countries. Value Line believes that these trademarks and service marks provide significant value to the Company and are an important factor in the marketing of its products and services, as well as in the marketing of the Value Line Funds, now managed by EAM.  All of the Company’s trademarks and service marks are valid as long as they are in use and their registrations are properly maintained. The Company is utilizing all of its trademarks and service marks, and properly maintaining all registrations.

F.  Investments

As of April 30, 2014 and April 30, 2013, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $9,226,000 and $6,682,000, respectively, including equity securities classified as available-for-sale, which consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.  As of April 30, 2014 and April 30, 2013, the Company held equity securities consisting primarily of ETFs and select common stock holdings, all classified as securities available-for-sale on the Consolidated Balance Sheets.  Additionally, as of April 30, 2014 and April 30, 2013, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.   The Company did not hold any fixed income securities at April 30, 2014 or April 30, 2013.

G.  Employees

           At April 30, 2014, the Company and its subsidiaries employed 196 people.

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

                Prior to December 23, 2010, the Company’s businesses consolidated into two reportable business segments.  The investment periodicals and related publications (retail and institutional) and fees from copyright data, including the proprietary Ranking System information and other proprietary information, consolidated into one segment called Publishing, and the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment called Investment Management.  Subsequent to December 23, 2010, the Publishing segment constitutes the Company’s only reportable business segment.

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

J.  Executive Officers of the Registrant

       The following table lists the names, ages (at June 30, 2014), and principal occupations and employment during the past five years of the Company’s Executive Officers.  All officers are elected to terms of office for one year.  Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	60
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

Stephen R. Anastasio	55	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

The Company believes that the negative trend in retail print subscription revenue experienced in recent years is likely to continue.
During the last several years, the Company has experienced a negative trend in retail print subscription revenue. It is expected that print revenues will continue to decline long term, while the Company emphasizes circulation of its digital offerings.  New products are being developed for this segment, and sales efforts have increased.  The Company has established the goal of developing competitive digital products and marketing them through traditional and digital channels to retail and institutional customers.  Towards that end, Company staff is developing marketing strategies and modernizing legacy information technology systems.  However, the Company is not able to predict whether these efforts will be successful in reversing the trend of declining print subscription revenues, nor can the Company predict if revenues from digital retail publications will grow more than print revenues decline, nor whether its initiatives to increase business in the professional investor market segment will continue to be successful.

Loss of copyright data clients or decline in their customers, or assets managed by third party sponsors could reduce the Company’s revenues.
Copyright data agreements are based on market interest in the respective proprietary information.  The Company believes this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, competition and on fluctuations in segments of the equity markets.  If the fees from proprietary information decline, the Company’s operating results could suffer.

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
As of April 30, 2014, AB&Co. beneficially owned approximately 87.9% of the outstanding shares of the Company’s voting stock.  AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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
Substantial aspects of our business depend on the secure operation of our computer systems and e-commerce websites. Security breaches could expose us to a risk of loss or misuse of sensitive information, including our own proprietary information and that of our customers and employees.  While we devote substantial resources to maintaining adequate levels of cyber security, our resources and technical sophistication may not be adequate to prevent all of the rapidly evolving types of cyber attacks.  Anticipated attacks and risks may cause us to incur increasing costs for technology, personnel, insurance and services to enhance security or to respond to occurrences. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any possible future breaches of our systems.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

           The Company leases 44,493 square feet of office space at 485 Lexington Avenue in New York, NY.  In addition to the New York office space, the Company owns a warehouse facility with approximately 85,000 square feet in New Jersey.  The facility primarily serves the distribution operations of VLDC for the various Company publications and the fulfillment operations of CPWR for the publications and serves as a disaster recovery site for the Company.

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line has leased 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on July 1, 2013 and ending on February 27, 2017 (“Sublease”).  On August 16, 2013, the Company moved to the Building which became its new corporate office facility.  Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The Sublease terms have provided for a significant decrease in the Company’s annual rental expenses.  The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first six months of the sublease.

The Company believes the capacity of these facilities is sufficient to meet the Company’s current requirements.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant’s Common Stock is traded on NASDAQ under the symbol “VALU”.  The approximate number of record holders of the Registrant’s Common Stock at April 30, 2014 was 44.  As of June 30, 2014, the closing stock price was $17.27.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Dividend Declared Per Share
April 30, 2014	$15.36	$14.58	$0.15
January 31, 2014	$12.60	$12.24	$0.15
October 31, 2013	$9.33	$9.08	$0.15
July 31, 2013	$9.10	$9.00	$0.15

April 30, 2013	$9.40	$9.13	$0.15
January 31, 2013	$9.68	$9.43	$0.15
October 31, 2012	$9.95	$9.88	$0.15
July 31, 2012	$11.91	$11.86	$0.15

On July 17, 2014, the Board of Directors of Value Line declared a quarterly dividend of $0.15 per share to shareholders of record as of July 29, 2014 to be paid on August 12, 2014.

There are no securities of the Company authorized for issuance under equity compensation plans.  The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2014.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2014.   All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2014 through February 28, 2014	3,426	$12.13	3,426	$2,268,000
March 1, 2014 through March 31, 2014	-	-	-	2,268,000
April 1, 2014 through April 30, 2014	-	-	-	2,268,000
Total	3,426	$12.13	3,426	$2,268,000

1)
On September 19, 2012, the Company’s Board of Directors approved a share repurchase program, authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000.  The repurchases will be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The new repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.  During fiscal 2014, the Company repurchased an aggregate of 58,499 shares of the Company’s common stock for $550,621 at an average price of $9.41 per share under the repurchase program.  During fiscal 2013, the Company repurchased an aggregate of 19,953 shares of the Company’s common stock for $182,254 at an average price of $9.13 per share under the repurchase program.

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

Arnold Bernhard and Co., Inc. may purchase additional shares of common stock of the Company from time to time.

Item 6. SELECTED FINANCIAL DATA.

Fiscal Years Ended April 30,

($ in thousands, except number of shares and earnings/ (loss) per share amounts)	2014	2013	2012	2011	2010
Revenues:				(1)	(2)
Investment periodicals and related publications	$33,598	$31,940	$33,018	$34,406	$35,965
Copyright data fees	2,733	3,900	3,591	3,568	3,243
Total investment periodicals and related publications	36,331	35,840	36,609	37,974	39,208
Investment management fees and services	-	-	-	10,693	18,932
Total revenues	$36,331	$35,840	$36,609	$48,667	$58,140
Income/(loss) from operations	$2,501	$4,120	$5,338	$8,533	$(32,190)
Gain from deconsolidation of subsidiaries	-	-	-	$50,510	-
Revenues and profits interests from EAM Trust	$7,499	$6,260	$5,890	$2,355	-
Income from securities transactions, net	$178	$126	$70	$65	$837
Net income/(loss)	$6,768	$6,619	$6,925	$37,782	$(23,188)
Earnings/(loss) per share, basic and fully diluted	$0.69	$0.67	$0.70	$3.79	$(2.32)
Total assets	$86,875	$84,341	$84,369	$87,803	$59,985
Long term liabilities	$26,521	$23,962	$24,871	$23,133	$4,863
Weighted average number of common shares outstanding	9,839,155	9,888,774	9,921,925	9,980,000	9,981,600
Cumulative cash dividends declared per share during the fiscal year	$0.60	$0.60	$0.70	$2.60	$3.60

(1)	See Item 1, Business - “Asset Management and Mutual Fund Distribution Businesses” and Item 7, “Management’s Discussion and Analysis”.
(2)	Fiscal 2010 operating income included expenses of $48,106,000 related to settlement provision (see Form 10-K for fiscal year 2010 filed July 16, 2010).

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

Executive Summary of the Business

The Company’s core business is producing investment periodicals and their underlying research and making available copyright data, including certain proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes.  Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research. Smarter Investing™ and The Most Trusted Name in Investment Research®.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.  Prior to December 23, 2010, (see “Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line® Mutual Funds (“Value Line Funds”), institutional and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds.  Since December 23, 2010, EULAV Asset Management Trust (“EAM”) provides the investment management services to the Value Line Funds, institutional and individual accounts and provides distribution, marketing, and administrative services to the Value Line Funds.  Value Line holds substantial non-voting revenues and non-voting profits interests in EAM.

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

The Company’s move to new headquarters in the second quarter of fiscal 2014 resulted in lower rent expense over the term of the sublease.  However, rental expenses during fiscal 2014 included additional one time overlapping rent of $771,000 for the previously occupied office facilities to permit an orderly move during the short term lease extension which ended September 15, 2013.

Prior to December 23, 2010, the Company’s businesses consolidated into two reportable business segments.  The investment periodicals and related publications (retail and institutional) and fees from copyright data including the proprietary Ranking System information and other proprietary information consolidate into one segment called Publishing and the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment called Investment Management.  Subsequent to December 23, 2010, the Publishing segment constitutes the Company’s only reportable business segment.

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

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees.  The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Current distribution is set at 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.  Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 46.66%, 47.27%, 47.91%, and 48.66%, respectively, in the first, second, third and fourth quarters of fiscal 2014.  Value Line’s percent share of EAM’s revenues was 46.20%, 45.87%, 46.15%, and 46.47%, respectively, in the first, second, third and fourth quarters of fiscal 2013.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

During the twelve months ended April 30, 2014, the NASDAQ and the Dow Jones Industrial Average were up 23.6% and 11.7%, respectively, as compared to the combined Ranking System “Rank 1 & 2” stocks which increased 31.0%.  The “Rank 1 & 2” stocks also outperformed the S&P 500 Index’s increase of 18.2% during the comparable period.

The U.S. economy, supported by improving levels of consumer spending, fairly steady gains in residential and nonresidential building, and rising levels of exports, produced generally solid growth in calendar 2013 from 1.1% in the first quarter to 2.6% in the fourth quarter.  The revised March 2014 GDP report showed the economy contracted by 2.9%.

Looking forward, and assuming the early 2014 difficulties were fully weather driven, we think growth in the second half of this year should average 3.0%-3.5%. Then, we would expect the upturn, which is now five years in duration, to secure additional momentum in 2015, with the help of a better outcome overseas. In all, growth could well reach the 3.5% range in the year upcoming.

We expect the Federal Reserve to pursue accommodative monetary policies over the next 12 to 18 months, with just marginal increases in short-term borrowing costs (directly controlled by the central bank) probably coming thereafter. This economic and monetary combination should be supportive for the equity market, which continues to do well, with just selective profit taking along the way.

Results of Operations for Fiscal Years 2014, 2013 and 2012

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,
	2014	2013	2012	Change
($ in thousands, except earnings per share)				’14 vs. ’13	’13 vs. ’12
Income from operations	$2,501	$4,120	$5,338	-39.3%	-22.8%
Revenues and profits interests from EAM Trust	$7,499	$6,260	$5,890	19.8%	6.3%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$10,000	$10,380	$11,228	-3.7%	-7.6%
Operating expenses	$33,830	$31,720	$31,271	6.7%	1.4%
Income from securities transactions, net	$178	$126	$70	41.3%	80.0%
Income before income taxes	$10,178	$10,506	$11,298	-3.1%	-7.0%
Net income	$6,768	$6,619	$6,925	2.3%	-4.4%
Earnings per share	$0.69	$0.67	$0.70	3.0%	-4.3%

During the twelve months ended April 30, 2014, the Company’s net income of $6,768,000, or $0.69 per share, was $149,000 or 2.3% above net income of $6,619,000, or $0.67 per share, for the twelve months ended April 30, 2013.  At April 30, 2014 there were 9,839,155 average common shares outstanding as compared to 9,888,774 average common shares outstanding at April 30, 2013.  Income from operations of $2,501,000 for the twelve months ended April 30, 2014 included additional depreciation and amortization expense of $533,000 and one time overlapping rent expense of $771,000 for the previously occupied office facilities during the short term lease extension that ended September 15, 2013.  Income from operations for the twelve months ended April 30, 2013 was $4,120,000.

During the twelve months ended April 30, 2013, the Company’s net income of $6,619,000, or $0.67 per share was $306,000 or 4.4% below net income of $6,925,000, or $0.70 per share, for the twelve months ended April 30, 2012.  Income from operations was $4,120,000 for the twelve months ended April 30, 2013 and compared to income from operations of $5,338,000 for the twelve months ended April 30, 2012.  Income before income taxes, which is inclusive of the non-voting revenues and non-voting profits interests from EAM, was $10,506,000 for the twelve months ended April 30, 2013, as compared to $11,298,000 for the twelve months ended April 30, 2012.

Total operating revenues

	Fiscal Years Ended April 30,
	2014	2013	2012	Change
($ in thousands)				’14 vs. ’13	’13 vs. ’12
Investment periodicals and related publications:
Print	$18,346	$19,027	$20,366	-3.6%	-6.6%
Digital	15,252	12,913	12,652	18.1%	2.1%
Total investment periodicals and related publications	33,598	31,940	33,018	5.2%	-3.3%
Copyright data fees	2,733	3,900	3,591	-29.9%	8.6%
Total publishing revenues	$36,331	$35,840	$36,609	1.4%	-2.1%

Total publishing revenues from investment periodicals and related publications excluding copyright data fees were $33,598,000 during the twelve months ended April 30, 2014, which is 5.2% above the total publishing revenues excluding copyright data fees of $31,940,000 during the twelve months ended April 30, 2013.

Total publishing revenues from investment periodicals and related publications excluding copyright data fees were $31,940,000 during the twelve months ended April 30, 2013, which was 3.3% below the comparable publishing revenues of $33,018,000 during fiscal 2012.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales orders

	2014		2013		2012
	Print	Digital	Print	Digital	Print	Digital
New Sales Orders	19.0%	24.3%	19.1%	24.4%	16.8%	18.6%
Conversion and Renewal Sales Orders	81.0%	75.7%	80.9%	75.6%	83.2%	81.4%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The increases in new orders during fiscal years 2014 and 2013 as compared to fiscal year 2012 were the result of more effective and efficient direct mail campaigns in addition to increased efforts of the Institutional Sales and in-house Telemarketing departments.

	As of April 30,
				Change
($ in thousands)	2014	2013	2012	’14 vs. ’13	’13 vs. ’12

Unearned subscription revenue (current and long term liabilities)	$25,124	$24,709	$25,995	1.7%	-3.4%

Unearned subscription revenue as of April 30, 2014 is 1.7% above April 30, 2013 which declined 3.4% as compared to April 30, 2012.  A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns or large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues increased $1,658,000, or 5.2%, for the twelve months ended April 30, 2014, as compared to the prior fiscal year.  These results were directly related to the continued increase in circulation attributable to increased marketing efforts.  The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel.  Total product line circulation at April 30, 2014 was 6.7% above total product line circulation at April 30, 2013, continuing a positive trend of increased subscribers at modestly lower average prices.  The Company has been successful in growing revenues from digitally-delivered investment periodicals within both the retail segment and institutional area.  Institutional Sales generated sales orders of $12,844,000 for the twelve months ended April 30, 2014, were $843,000 or 7.0%, above comparable sales orders of $12,001,000, for the twelve months ended April 30, 2013.  This growth continues a positive trend for Institutional Sales.  We have also benefited from “converting” some customers from retail to professional price services.

Digital publications revenues increased $2,339,000 or 18.1% for the twelve months ended April 30, 2014 as compared to the prior fiscal year.  Revenues from institutional digital publications increased $1,231,000 or 14.1% for the twelve months ended April 30, 2014, as compared to the prior fiscal year. Digital publications revenues from retail subscribers increased $1,108,000 or 26.4% for the twelve months ended April 30, 2014, as compared to the prior fiscal year.  The year to year retail digital publications percentage revenues comparison benefited in part from a relatively lower base.  This rate of percentage growth would not be expected to persist.  In dollar terms, the increase in retail digital revenues modestly exceeded the decline in retail print revenues.  At April 30, 2014 total digital product circulation has increased 33.7% above total digital product circulation at April 30, 2013.

                Print publication revenues decreased $681,000 or 3.6% for the twelve months ended April 30, 2014 from fiscal 2013.  Revenues from institutional print publications increased $238,000 or 14.3% for the twelve months ended April 30, 2014 as compared to the prior fiscal year.  This increase in institutional print publications sales is not sufficient to wholly offset the lost revenues from retail print subscribers.  Print publications revenues from retail subscribers decreased $919,000 or 5.3% for the twelve months ended April 30, 2014, as compared to the prior fiscal year.  Total print circulation at April 30, 2014 was 3.7% below total print circulation at April 30, 2013.  Continuing factors that have contributed to the decline in the retail print investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  It is expected that print revenues will continue to decline long term, while we emphasize circulation of our digital offerings.

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

The Company has relied more on its personnel selling efforts in both the institutional segment and retail retention and sales development.  The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Consistent with the experience of other print publishers in many fields, the Company has found that its roster of print customers has been gradually declining as individuals migrate to various digital services including our own.  Individual investors interested in digitally-delivered investment information have access to both free and subscription equity research from many sources.

Value Line serves individual and professional investors who are able to pay, whether on a regular monthly plan or annual subscription for basic services, or as much as $100,000 or more annually for extensive premium quality research, not obtainable elsewhere.  The ongoing goal of adding new subscribers has led us to experiment with varying terms for our proprietary research.

The Company has established the goal of developing competitive digital products and marketing them effectively through traditional as well as internet and mobile channels. Towards that end, the Company continues to modernize legacy information technology systems.

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge.  The Ranking System is designed to be predictive over a six to twelve month period.  For the three month period ended April 30, 2014, the combined Ranking System “Rank 1 & 2” stocks increased 5.1% underperforming the S&P 500 Index’s increase of 5.7% during the comparable period.  For the six and twelve month periods ended April 30, 2014, the combined Ranking System “Rank 1 & 2” stocks increased 8.4% and 31.0%, respectively, outperforming the S&P 500 Index’s increases of 6.9% and 18.2% during the comparable periods.

During the twelve months ended April 30, 2014, copyright data fees decreased $1,167,000 or 29.9% as compared to the prior fiscal year.  During the twelve months ended April 30, 2013, copyright data fees increased $309,000, or 8.6%, as compared to fiscal 2012.  As of April 30, 2014, total third party sponsored assets were attributable to four contracts for copyright data representing $2.3 billion in various products, as compared to four contracts for copyright data representing $2.7 billion in assets at April 30, 2013.  The decrease in assets managed by third party sponsors resulted from a shift in assets in one of the underlying portfolios during April 2013 and then in February 2014 a second asset reassignment of similar magnitude to new subadvisors which were beyond Value Line’s control.  The two shifts of assets are anticipated to cause a reduction in pre-tax revenues from copyright data fees, cumulatively, of about $1.5 million on an annual basis beginning with the fourth quarter of fiscal 2014.  While we are seeking new copyright data arrangements, it clearly will take considerable time to make up a material part of the loss, if the Company can do so at all.  The field is competitive and downward pressure on fee scales has been observed.  Our Quantitative Research department has several “models,” or methods of selecting stocks and mutual funds to buy or sell, which are promising based on computerized testing we have done so far.  We are unable to project when additional assets may come under the management of Value Line-linked selection models.

The Company believes this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, competition and on fluctuations in segments of the equity markets. Management is actively pursuing potential channels for the copyright data products, including Ranking System-based concepts as well as other proprietary quantitative models.

Investment management fees and services – (unconsolidated)

As of December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2014, were $2.35 billion, which is $164 million, or 7.5%, above total assets of $2.19 billion in the Value Line Funds managed by EAM at April 30, 2013.  Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2013, of $2.19 billion, were 3.5% above total assets of $2.11 billion in the Value Line Funds managed by EAM at April 30, 2012.  Although sales and inflows for the Value Line Equity Funds are up 5% during fiscal 2014 and 20% during fiscal 2013, the Value Line Funds continue to experience net redemptions and the associated net asset outflows (redemptions less new sales) for the last three fiscal years albeit at a much slower rate. However, while the Value Line Funds are experiencing net redemptions, there were lower net redemptions in the twelve months ended April 30, 2014 than in the prior year due to higher gross sales in the equity/hybrid funds and better retention of existing fund assets.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes.  Inflows for sales, and outflows for redemptions reflect decisions of individual investors.  The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2014, 2013 and 2012.

Value Line Mutual Funds

Total Net Assets

Asset Flows	Fiscal Years Ended April 30,
				2014	2013
				vs.	vs.
	2014	2013	2012	2013	2012
Value Line equity fund assets (excludes variable annuity)— beginning	$1,456,552,464	$1,343,996,918	$1,398,372,388	8.4%	-3.9%
Sales/inflows & Dividends Reinvested	268,425,995	252,728,239	210,761,258	6.2%	19.9%
Redemptions/outflows	(234,450,194)	(256,633,016)	(277,655,817)	-8.6%	-7.6%
Dividend and Capital Gain Distributions	(76,752,906)	(48,112,709)	(19,681,858)	59.5%	144.5%
Market value change	234,115,616	164,573,032	32,200,947	42.3%	411.1%
Value Line equity fund assets (non-variable annuity)— ending	$1,647,890,976	$1,456,552,464	$1,343,996,918	13.1%	8.4%
Variable annuity fund assets — beginning	$476,317,362	$484,476,017	$520,738,282	-1.7%	-7.0%
Sales/inflows & Dividends Reinvested	36,154,523	14,173,864	11,869,956	155.1%	19.4%
Redemptions/outflows	(64,466,768)	(66,726,410)	(72,557,743)	-3.4%	-8.0%
Dividend and Capital Gain Distributions	(27,786,179)	(4,119,704)	503,582	574.5%	-918.1%
Market value change	68,098,777	48,513,595	23,921,941	40.4%	102.8%
Variable annuity fund assets — ending	$488,317,714	$476,317,361	$484,476,017	2.5%	-1.7%
Fixed income fund assets — beginning (1) (2)	$191,488,529	$217,053,704	$236,526,222	-11.8%	-8.2%
Sales/inflows & Dividends Reinvested	5,866,401	11,765,917	41,239,732	-50.1%	-71.5%
Redemptions/outflows	(28,722,304)	(37,643,781)	(64,139,184)	-23.7%	-41.3%
Dividend and Capital Gain Distributions	54,008	(4,524,535)	(1,752,051)	-101.2%	158.2%
Market value change	(6,900,341)	4,837,224	5,178,985	-242.7%	-6.6%
Fixed income fund assets — ending	$161,786,294	$191,488,529	$217,053,704	-15.5%	-11.8%
Money market fund assets — ending (3)	-	-	67,682,443	N/A	-100.0%
Assets under management — ending	$2,297,994,984	$2,124,358,355	$2,113,209,083	8.2%	0.5%

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

(3)
On October 19, 2012 the Value Line U.S. Government Money Market Fund merged into the Daily Income Fund U.S. Government Portfolio managed by Reich & Tang.  Assets of $52,094,588 and $61,917,208 of the Daily Income Fund U.S. Government Portfolio are not included in the total assets under management in fiscal 2014 and 2013, respectively.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

The next table provides a breakdown of the major distribution channels for the Value Line Funds in terms of assets and shareholder accounts as of April 30, 2014.

Fund Categories	Aggregate Assets	Percentage of Assets in Category	Shareholder Accounts	Percentage of Shareholder Accounts in Category

Guardian (SAM and Centurion Funds)	$488,317,714	20.8%	22,082	24.3%
Dealer platforms	1,049,037,226	44.6%	36,337	39.9%
VL Funds direct accounts & other dealers	812,734,632	34.6%	32,540	35.8%
Total*	$2,350,089,572	100.0%	90,959	100.0%

* Total aggregate assets and shareholder accounts include $52,094,588 of total assets and 2,367 shareholder accounts, respectively, of the Daily Income Fund U.S. Government Portfolio managed by Reich & Tang.  Value Line U.S. Government Money Market Fund merged into the Daily Income Fund U.S. Government Portfolio managed by Reich & Tang on October 19, 2012.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2014, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $14,452,000, 12b-1 fees and other fees of $5,061,000 and other income of $16,000.  For the same period, total investment management fee waivers for the Value Line Core Bond Fund were $89,000 and 12b-1 fee waivers for seven Value Line Funds were $1,683,000.  During the twelve months ended April 30, 2014, EAM’s net income was $1,464,000 after giving effect to Value Line’s non-voting revenues interest of $6,767,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2014, seven of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place.  Fee waivers for certain of the Value Line Funds including all of the 12b-1 fees being waived cannot be recouped.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.  As of August 1, 2013, EULAV Securities began to receive additional 12b-1 revenues from select Value Line Funds.  Waivers were removed or reduced on two funds, in an effort to continue to expand the marketing programs.  As a result, EAM committed to sponsor events in the latter portion of 2013 with its biggest platform, Schwab.  In November 2013, the Value Line Funds exhibited at the Schwab Impact 2013 conference with over 2000 RIAs in attendance.  The EAM management was able to meet with RIAs and key staff members of Schwab’s distribution platform.

The Value Line equity and hybrid funds assets represent 71.7%, variable annuity funds issued by GIAC represent 21.3%, and fixed income fund assets represent 7.0%, respectively, of total fund assets under management (“AUM”) as of April 30, 2014.  At April 30, 2014, equity, hybrid and GIAC variable annuities AUM increased by 10.5% and fixed income AUM decreased by 15.2% as compared to the prior fiscal year.

 As of April 30, 2014, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

In a strong market environment, performance of some Value Line Funds slightly lagged competitors’ in this fiscal year.   Two of the eight equity and hybrid funds are in the top quartile of their respective peer groups for one year while four of the eight are in the top quartile for the three year period according to Lipper.  At this time last year, three were in the top quartile for one year and six were in the top quartile for three years.

There were no changes to the fund line-up in fiscal 2014, but during fiscal 2013, two mergers were completed.  In October 2012, the Value Line U.S. Government Money Market Fund merged into the Daily Income Fund U.S. Government Portfolio managed by Reich & Tang.  In March 2013, the shareholders of the Value Line U.S. Government Securities Fund approved the tax free reorganization of their fund into the Value Line Core Bond Fund.   These mergers, following two the previous year, have resulted in a more streamlined fund line up for the complex that is more focused on broad equities and no longer includes specialty/niche funds that have a limited audience.

Value Line equity funds continue to be recognized for both their excellent performance and lower-risk profile.  Value Line Funds are now widely found at hundreds of broker/dealers and several thousand registered investment advisors (“RIAs”) and retirement plans.  The Value Line Asset Allocation Fund which reached $200 million in assets in October 2013 continues to be on the Schwab Mutual Fund OneSource Select List® since August 2012.  The fund is one of only seven asset allocation funds among the 23 third-party funds selected for the Additional Fund Categories section.  The Value Line Asset Allocation Fund was also added to the Schwab Select List Advisor Edition™ for the fourth calendar quarter of 2013 providing even more exposure.  The Value Line Asset Allocation Fund has the distinction of rewarding investors with consistent performance with below average risk.  As of June 30, 2014, the Fund’s performance places it in approximately the top third of all funds in the Morningstar Aggressive Allocation category for the 3, 5 and 10 year periods with Overall “Below Average” risk.  During the fiscal quarter ended October 31, 2013, the Value Line Small Cap Opportunities Fund was added to a select list at Lincoln Financial.  For the ten year period ended December 31, 2013, the Value Line Small Cap Opportunities Fund outperformed both the Morningstar Small Growth and Mid-Cap Growth category averages and did so with 16% and 8% less risk, as measured by standard deviation, respectively.  In Kiplinger’s annual mutual fund rankings published in September 2013, two funds, Asset Allocation and Small Cap, both were ranked as top 10 performers for varying periods.  The Value Line Small Cap Opportunities Fund remains a “Fund Pick” at Fidelity®.

During October 2012, the USGMMF merged into a third party fund, the Daily Income Fund, managed by Reich & Tang.  EAM distributes the Daily Income Fund on behalf of Reich & Tang and maintains the shareholder accounts on behalf of the Value Line Funds’ shareholders who invest in the Daily Income Fund, but EAM is no longer subsidizing the expenses of the USGMMF in connection with the low interest rate economic environment.  In addition, the merger of the USGMMF eliminated the cost of administration and fund accounting.

In December 2012, the Value Line Emerging Opportunities Fund changed its name to Value Line Small Cap Opportunities Fund.  By changing the name, the Fund clearly represents the strategy of the Fund and correct category.

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

Subsequently in March 2013, the Value Line U.S. Government Securities Fund merged into the Value Line Core Bond Fund.  This created a core bond fund with $100 million in assets, a critical threshold for many institutional money managers.

EAM - The Company’s non-voting revenues and non-voting profits interests

Since December 23, 2010, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses.  The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits.  EAM currently has no separately managed account clients.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2014	2013	2012	’14 vs. ’13	’13 vs. ’12
Non-voting revenues interest	$6,767	$5,781	$5,684	17.1%	1.7%
Non-voting profits interest	732	479	206	52.8%	132.5%
	$7,499	$6,260	$5,890	19.8%	6.3%

During the twelve months ended April 30, 2014, the Company recorded revenues of $7,499,000, consisting of $6,767,000, from its non-voting revenues interest in EAM and $732,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

During the twelve months ended April 30, 2013, the Company recorded revenues of $6,260,000, consisting of $5,781,000, from its non-voting revenues interest in EAM and $479,000, from its non-voting profits interest in EAM.  During the twelve months ended April 30, 2012, the Company recorded revenues of $5,890,000, consisting of $5,684,000, from its non-voting revenues interest in EAM and $206,000, from its non-voting profits interest in EAM.

Operating expenses

	Fiscal Years Ended April 30,
				Change
($ in thousands)	2014	2013	2012	’14 vs. ’13	’13 vs. ’12
Advertising and promotion	$4,223	$4,075	$4,203	3.6%	-3.0%
Salaries and employee benefits	16,335	15,034	15,001	8.7%	0.2%
Production and distribution	6,402	5,694	4,894	12.4%	16.3%
Office and administration	6,870	6,917	7,173	-0.7%	-3.6%
Total expenses	$33,830	$31,720	$31,271	6.7%	1.4%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses of $33,830,000 for the twelve months ended April 30, 2014, increased $2,110,000, or 6.7%, as compared to the twelve months ended April 30, 2013.  The increase in expenses resulted primarily from the additional depreciation and amortization of $533,000 related to software development costs previously incurred and $1,301,000 increase in salaries due to the timing of personnel replacements in Research, Fulfillment and Mailing, and new hires in Institutional Sales and Telemarketing.

Operating expenses of $31,720,000 for the twelve months ended April 30, 2013, increased $449,000, or 1.4%, as compared to the twelve months ended April 30, 2012.  The increase in expenses resulted primarily from the additional depreciation and amortization of $828,000 related to software development costs previously incurred.

Advertising and promotion

Advertising and promotion expenses during the twelve months ended April 30, 2014 increased $148,000 or 3.6%, as compared to the prior year period, mainly due to a $332,000 increase in sales commissions which resulted from a $3.2 million increase in gross sales.  Commissions vary based on the type of customer, size of sale, and whether a sale is new or renewal.  In the current fiscal year in-house telemarketing expenses that started in March 2013 increased $236,000 and were associated with a $4.6 million increase in retail sales orders during the twelve months ended April 30, 2014. These increases were offset by a $144,000 decrease in marketing and third-party telemarketing expenses for services related to improvements in retail marketing, brand awareness, promotion through newspapers, television, radio and a commercial for internet distribution to be aired during the second quarter of fiscal 2015.

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

Salaries and employee benefits

Salaries and employee benefits increased $1,301,000 or 8.7% during the twelve months ended April 30, 2014 as compared to last fiscal year.  In fiscal 2014, increased expenses in salaries and employee benefits were related to the timing of personnel replacements in Research and Fulfillment, as well as new hires in Institutional Sales and Telemarketing.  The increases in insurance costs and profit sharing were partially offset by a decrease in employee recruitment and training costs.  The capitalization of internal salaries and benefits expenses of $1,595,000 for digital project development costs decreased $68,000 during the twelve months ended April 30, 2014, as compared to last fiscal year.

Salaries and employee benefits increased $33,000 or 0.2%, during the twelve months ended April 30, 2013, as compared to fiscal 2012.  Increased expenses in salaries and employee benefits were related to the personnel replacements in Information Technology, Marketing, Research, Quantitative Research and sales personnel in Institutional Sales and were offset by a decrease in profit sharing expense and the additional capitalization of $317,000 for digital project development costs for the twelve months ended April 30, 2013, as compared to the prior year.

During the twelve months ended April 30, 2014, 2013 and 2012, the Company recorded profit sharing expenses of $373,000, $240,000 and $447,000, respectively.

Production and distribution

Production and distribution expenses during the twelve months ended April 30, 2014 increased $708,000 or 12.4% as compared to fiscal 2013.  During the twelve months ended April 30, 2014, an increase of $517,000 was attributable to additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, website development and new service oriented production architecture.  During the twelve months ended April 30, 2014, service mailer and introductory package (binder) costs increased $136,000 due to the timing of bulk purchases to fulfill new print product orders that increased 22%, and postage expenses increased $89,000 as a result of a 2.5% increase in postal rates in January 2013 and the increase in new orders.  The increases in expenses were partially offset by an $81,000 decrease in paper costs due to favorable contracted rates in effect until September 2014 and gradually decreasing use of paper as some subscribers migrate to digital services.

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

Office and administration

The rental expenses during fiscal 2014 included additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013.  The additional rent was offset by a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms for the new office space between Value Line, Inc. and Citibank, with the office move also responsible in part for a decline in maintenance, taxes and utilities for our New York City headquarters.

Total office and administration expenses during the twelve months ended April 30, 2014 decreased $47,000 or 0.7%, as compared to the prior fiscal year.  For the twelve months ended April 30, 2014, office and administration expenses included a $135,000 increase in data processing fees, a $96,000 increase in bank fees due to an increase in the volume of credit card orders, an increase in professional fees primarily for tax audits which were offset by a decrease of $118,000 in building maintenance costs and a decrease of $132,000 in utilities expenses.  Additional decreases in fiscal 2014 are related to a decline in real estate taxes due to legal appeal of the valuation assessment of the Company’s warehouse and fulfillment facility resulting in refunds and credits and a current year reduction in property taxes of $115,000 and a decrease in New York City property taxes billed as lease escalation charges due on the Company’s previously occupied office facility.

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

Lease Commitments

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line leased approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on or about July 1, 2013 and ending on February 27, 2017 (“Sublease”).  Base rent under the Sublease is $1,468,269 per annum payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $489,423, which may be reduced to $367,067 on March 1, 2015, and to $244,712 on March 1, 2016 and fully refunded after the Sublease ends.  The Building is the Company’s new corporate office facility.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The Sublease terms provide for a significant decrease in the Company’s annual rental expenses.

Value Line reached an agreement with its previous landlord and extended the term of the lease for its previous corporate office facility, which expired on May 31, 2013, for a period of three and a half months beginning June 1, 2013 and expired September 15, 2013 (“Lease Modification”) at a rental which approximated the Company’s monthly rent payments under the original lease obligation.  Management determined the overlap payment of up to two and a half months was a necessary precaution to allow transfer of telecommunications and other technology lines and equipment to the new headquarters, given that Citibank’s move out was not pegged to a predetermined date.

Income from Securities Transactions, net

	Fiscal Years Ended April 30,
				Change
($ in thousands)	2014	2013	2012	’14 vs. ’13	’13 vs. ’12
Dividend income	$147	$124	$68	18.5%	82.4%
Interest income	5	4	16	25.0%	-75.0%
Realized gains/(losses) on equity and fixed income securities available-for-sale in fiscal 2012 and capital gain distribution from ETFs in fiscal 2014	36	-	(11)	n/a	-100.0%
Interest expense	(5)	-	-	n/a	n/a
Other	(5)	(2)	(3)	-150.0%	33.3%
Total income from securities transactions, net	$178	$126	$70	41.3%	80.0%

The Company’s income from securities transactions, net, which included primarily dividend income, was $178,000, $126,000 and $70,000 during the twelve months ended April 30, 2014, 2013, and 2012, respectively. In fiscal 2014 income from securities transactions, net, included capital gain distributions from ETFs of $36,000.  There were no sales, or gains or losses from sales, of equity securities during the twelve months ended April 30, 2014 and April 30, 2013.  During the twelve months ended April 30, 2012, realized gains from sales of equity securities were $11,000 and realized losses from sales or maturity of fixed income securities were $22,000.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2014, 2013 and 2012 were 33.50%, 37.00% and 38.71%, respectively. The Company’s annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The decrease in the effective income tax rate during fiscal 2014 is attributable to the lower percentage of income subject to state and local income taxes and a favorable settlement of a local income tax audit.  The fluctuation in the effective income tax rate during fiscal 2013 is attributable to a higher percentage of income subject to state and local taxes offset by the recognition of the domestic production tax credits and an increase in the dividends received deduction during the current fiscal year.  The change in the effective income tax rate in fiscal 2012 is attributable to the alternative minimum tax on the limitation to the Company’s net operating loss carryforward in fiscal years 2012, and a slight decrease in state and local tax rate for fiscal 2012 primarily from EAM’s geographical income allocation.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $8,790,000 and $10,721,000 as of April 30, 2014 and April 30, 2013, respectively.  These amounts include short term unearned revenue of $21,490,000 and $22,073,000 reflected in total current liabilities at April 30, 2014 and April 30, 2013, respectively.  Cash and short term securities were $15,014,000 and $13,522,000 as of April 30, 2014 and April 30, 2013, respectively.

The Company’s cash and cash equivalents include $5,482,000 and $6,312,000 at April 30, 2014 and April 30, 2013, respectively, invested primarily in savings accounts and commercial banks and in Money Market Funds at brokers’, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $3,487,000 during the twelve months ended April 30, 2014, compared to cash inflows from operations of $1,168,000 and $2,376,000 during the twelve months ended April 30, 2013 and 2012, respectively.  The change in cash flows from fiscal 2013 to fiscal 2014 was primarily attributable to an increase of $1,700,000 of prepaid unearned subscriptions income and the timing of income tax payments. The decrease in cash flows from fiscal 2012 to fiscal 2013 was primarily due to the reduction in cash inflow from earnings, an increase in prepaid expenses and timing of receipt of accounts receivable, offset by the increase in the cash inflows from the receipt of prepaid and refundable income taxes and reduced payments for settlement and restructuring related expenses during the twelve months ended April 30, 2013.

Cash from investing activities

The Company’s cash inflows from investing activities of $1,920,000 during the twelve months ended April 30, 2014, compared to cash outflows from investing activities of $253,000 for the twelve months ended April 30, 2013.  Cash inflows for the twelve months ended April 30, 2014, were higher due to the increase in receipts from the Company’s non-voting revenues and non-voting profits interest distributions from EAM.  During the twelve months ended April 30, 2012, cash inflows from investing activities were $11,262,000 primarily due to the maturities and sales of fixed income securities.

Cash from financing activities

During the twelve months ended April 30, 2014, the Company’s cash outflows from financing activities were $6,459,000 and compared to cash outflows from financing activities of $6,117,000 and $8,398,000 for the twelve months ended April 30, 2013 and 2012, respectively.  Cash outflows for financing activities included $550,000, $182,000 and $946,000 for the repurchase of 58,499, 19,953 and 78,500 shares of the Company’s common stock under the September 19, 2012 and the January 20, 2011 board approved common stock repurchase programs, during fiscal years 2014, 2013 and 2012, respectively.  Quarterly dividend payments of $0.15 per share in fiscal 2014 aggregated $5,909,000 as compared to quarterly dividend payments of $0.15 per share totaling $5,935,000 in fiscal 2013.  In fiscal 2012 quarterly dividend payments of $0.20 per share during the first three quarters and $0.15 per share during the fourth quarter of fiscal 2012 aggregated $7,452,000.

At April 30, 2014 there were 9,817,929 common shares outstanding as compared to 9,876,428 common shares outstanding at April 30, 2013.  The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months.  Management does not anticipate making any borrowings during the next twelve months.   As of April 30, 2014, retained earnings and liquid assets were approximately $33 million and $15 million, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions.  Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. ASU 2011-11 is effective for fiscal years and interim periods within those years beginning after January 1, 2013.  The Company adopted the provisions of ASU 2011-11 effective May 1, 2013; it did not have a material impact on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted. The Company adopted the provisions of ASU 2012-02 effective May 1, 2013; it did not have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. The amendments in ASU 2013-02 supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012; early adoption is permitted.  The Company adopted the provisions of ASU 2013-02 effective May 1, 2013; it did not have a material impact on our Consolidated Financial Statements.

Critical Accounting Estimates and Policies

The Company prepares its consolidated financial statements in accordance with accepted accounting principles as in effect in the United States (U.S. “GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent, and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect the significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

●	Revenue recognition
●	Income taxes
●	Fair Fund reserve

Revenue Recognition

The majority of the Company’s revenues come from the sale of print and digital subscriptions and fees for copyright proprietary information, and, prior to December 23, 2010, investment management and 12b-1fees.  The Company recognizes subscription revenue, net of discounts, in equal amounts over the term of the subscription, which generally ranges from three months to one year or longer, varying based on the product or service.  Copyright data fees are calculated monthly based on market fluctuation and billed quarterly.  Prior to December 23, 2010, investment management fee and 12b-1 fee revenues for the Value Line Funds were recognized each month based upon the daily net asset value of each Fund.  The Company believes that the estimates related to revenue recognition are critical accounting estimates, and to the extent that there are material differences between its determination of revenues and actual results, its financial condition or results of operations may be affected.

Income Taxes

The Company’s effective annual income tax expense rate is based on the U.S. federal and state and local jurisdiction tax rates on income and losses that are part of its Consolidated Financial Statements. Tax-planning opportunities, non-taxable income, expenses that are not deductible in the Company’s tax returns, and the blend of business income, including income derived from the Company’s non-voting revenue and non-voting profits interests in EAM and income from securities transactions, will impact the effective tax rate in the jurisdictions in which the Company operates. Significant judgment is required in evaluating the Company’s tax positions.

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

As of April 30, 2014 and 2013, the Company had $364,000 and $227,000, respectively, of deferred tax assets.  In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized in the Company’s tax filings.

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

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed below in the table of contractual obligations.

Contractual Obligations

Below is a summary of certain contractual obligations of the Company as of April 30, 2014 ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	4,160	1,468	2,692	-	-
Purchase Obligations	-	-	-	-	-
Total	$4,160	$1,468	$2,692	$-	$-

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

Interest Rate Risk

The Company’s strategy has historically been to acquire debt securities with low credit risk and low price risk.  Despite this objective, management recognizes and accepts the possibility that losses may occur.  To limit the price fluctuation in these securities from interest rate changes, the Company’s management historically invested primarily in short term obligations maturing in less than one year.  At April 30, 2014 and April 30, 2013, the Company did not have investments in securities with fixed maturities and therefore does not have any interest rate risk.
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

           The Company’s equity investment strategy has been to acquire equity securities across a diverse industry group.  The portfolio consists primarily of ETFs and select common stock holdings.  In order to maintain liquidity in these securities, the Company’s policy has been to invest in and hold in its portfolio, no more than 5% of the approximate average daily trading volume in any one issue.  Additionally, the Company may purchase and hold non-leveraged ETFs whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of April 30, 2014 and April 30, 2013, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs,  was $8,847,000 and $6,295,000, respectively, and the fair value was $9,226,000 and $6,682,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage Increase (Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Hypothetical Change in Prices	Shareholders’ Equity
As of April 30, 2014	Equity Securities and ETFs held for dividend yield	$5,292	30% increase	$6,880	3.10%
			30% decrease	$3,704	-3.10%
As of April 30, 2014	Inverse ETF Holdings	$3,934	30% increase	$2,754	-2.30%
			30% decrease	$5,114	2.30%
As of April 30, 2014	Total		30% increase	$9,634	0.80%
		$9,226	30% decrease	$8,818	-0.80%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage Increase (Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Hypothetical Change in Prices	Shareholders’ Equity
As of April 30, 2013	Equity Securities and ETFs held for dividend yield	$4,732	30% increase	$6,152	2.80%
			30% decrease	$3,312	-2.80%
As of April 30, 2013	Inverse ETF Holdings	$1,950	30% increase	$1,365	-1.15%
			30% decrease	$2,535	1.15%
As of April 30, 2013	Total	$6,682	30% increase	$7,517	1.64%
			30% decrease	$5,847	-1.64%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)
($ in thousands, except per share amounts)

	Net Revenues	Income/ (Loss) from Operations	Revenues and Profits Interests in EAM Trust	Income From Securities Trans., net	Net Income/ (Loss)	Earnings/ (Loss) Per Share

2014, by Quarter
First	$8,952	$469	$1,769	$38	$1,445	$0.15
Second	9,013	646	1,854	34	1,616	0.16
Third	9,274	1,008	1,974	70	2,026	0.21
Fourth	9,092	378	1,902	36	1,681	0.17
Total	$36,331	$2,501	$7,499	$178	$6,768	$0.69

2013, by Quarter
First	$8,938	$1,352	$1,473	$26	$1,776	$0.18
Second	8,809	920	1,529	30	1,572	0.16
Third	8,946	1,088	1,625	37	1,747	0.18
Fourth	9,147	760	1,633	33	1,524	0.15
Total	$35,840	$4,120	$6,260	$126	$6,619	$0.67

2012, by Quarter
First	$9,370	$1,638	$1,572	$11	$2,076	$0.21
Second	9,140	1,518	1,343	20	1,915	0.19
Third	8,996	1,823	1,456	3	1,844	0.19
Fourth	9,103	359	1,519	36	1,090	0.11
Total	$36,609	$5,338	$5,890	$70	$6,925	$0.70

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2014 and Principal Occupation	Director Since

Howard A. Brecher* (60). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer; Vice President and Secretary of the Company from prior to 2005 until January 2010; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. since prior to 2005.

Mr. Brecher has been an officer of the Company for more than 20 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.
1992
Stephen P. Davis (62). Deputy Commissioner, New York City Police Department (“NYPD”), since January, 2014. Managing Member, Davis Investigative Group, LLC from 2001 to 2013. Mr. Davis serves as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He successfully managed his own business servicing the financial services industry and other clients for more than 11 years.	2010
Alfred R. Fiore (58). Retired Chief of Police, Westport CT. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport CT from 2004 to 2011 and was a member of that Police Department for more than 33 years.	2010
William E. Reed (69). President, W.E. Reed. Mr. Reed has successfully managed his own private business for over 42 years, providing a spectrum of services to real estate owners and managers regionally.	2010
Glenn J. Muenzer (57). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte & Touche. Mr. Muenzer is a Certified Public Accountant.	2012
Stephen R. Anastasio* (55). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 24 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (64). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for more than 18 years.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled “Director Qualifications” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

(b)	The information pertaining to executive officers of the Company is set forth in Part I, Item I, subsection J under the caption “Executive Officers of the Registrant” of this Form 10-K.

Audit Committee

The Company has a standing Audit Committee performing the functions described in Section 3(a) (58) (A) of the Securities Exchange Act of 1934, the members of which are: Mr. Glenn Muenzer, Mr. Stephen Davis, Mr. Alfred Fiore, and Mr. William Reed. Mr. Muenzer, a qualified financial expert, was elected Chairman of the Audit Committee in 2012. The Board of Directors have determined that Mr. Muenzer is an “audit committee financial expert” (as defined in the rules and regulations of the SEC). The Board of Directors believes that the experience and financial sophistication of the members of the Audit Committee are sufficient to permit the members of the Audit Committee to fulfill the duties and responsibilities of the Audit Committee. All members of the Audit Committee meet the NASDAQ’s financial sophistication requirements for audit committee members.

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

Based on the Company’s review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2014, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2014.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2014 as to shares of the Company’s Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	87.9%
485 Lexington Avenue
New York, NY 10017

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2014, with respect to shares of the Company’s Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns approximately 87.9% of the outstanding shares of the Company’s common stock, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2014 and April 30, 2013, the Company was reimbursed $220,000 each year for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2014 or April 30, 2013. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company’s liability as if it filed a separate federal income tax return. For the years ended April 30, 2014 and 2013, the Company made payments to AB&Co. for federal income taxes amounting to $2,254,000 and $1,877,000, respectively.

As a result of the completion of the Restructuring Transaction on December 23, 2010, the Company no longer receives investment management or distribution services revenues from the Value Line Mutual Funds.

Since December 23, 2010, the Company no longer engages, through subsidiaries, in the investment management or mutual fund distribution businesses. The Company does hold non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits. EAM currently has no separately managed account clients.

During the twelve months ended April 30, 2014, the Company recorded revenues of $7,499,000, consisting of $6,767,000, from its non-voting revenues interest in EAM and $732,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

During the twelve months ended April 30, 2013, the Company recorded revenues of $6,260,000, consisting of $5,781,000, from its non-voting revenues interest in EAM and $479,000, from its non-voting profits interest in EAM. During the twelve months ended April 30, 2012, the Company recorded revenues of $5,890,000, consisting of $5,684,000, from its non-voting revenues interest in EAM and $206,000, from its non-voting profits interest in EAM.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $1,887,000 and $1,621,000 at April 30, 2014 and April 30, 2013, respectively, for the unpaid portion of Value Line’s non-voting revenues and profits interests. The non-voting revenues interest due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics. This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors. Transactions covered for the fiscal year ended April 30, 2014 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees paid to the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2014	2013
Audit fees	$141,900	$134,000
Audit-related fees	14,705	-
Tax related fees	84,840	76,430
Total	$241,445	$210,430

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Horowitz & Ullmann, P.C. for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended April 30, 2014 and 2013 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2014. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

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

Dated: July 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer
Glenn Muenzer
Director

/s/ William E. Reed
William Reed
Director

/s/ Stephen P. Davis
Stephen Davis
Director

/s/ Alfred R. Fiore
Alfred Fiore
Director

/s/ Mary Bernstein
Mary Bernstein
Director

Dated: July 21, 2014

HOROWITZ & ULLMANN, P.C.

Certified Public Accountants

A member of the	275 Madison Avenue
AICPA Center for Audit Quality	New York, NY 10016
New York State Society of CPAs	Telephone: (212) 532-3736
PCAOB registered	Facsimile: (212) 545-8997
E-mail: cpas@horowitz-ullmann.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. (the “Company”) as of April 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Line, Inc. as of April 30, 2014, and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

New York, New York

July 21, 2014

Part II
Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2014	2013

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $5,482 and $6,312, respectively)	$5,788	$6,840
Securities available-for-sale	9,226	6,682
Accounts receivable, net of allowance for doubtful accounts of $39 and $17, respectively	1,206	1,278
Prepaid and refundable income taxes	175	-
Prepaid expenses and other current assets	1,507	1,646
Deferred income taxes	364	227
Total current assets	18,266	16,673

Long term assets:
Investment in EAM Trust	57,850	57,511
Property and equipment, net	3,863	3,930
Capitalized software and other intangible assets, net	6,896	6,227
Total long term assets	68,609	67,668

Total assets	$86,875	$84,341

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,429	$2,460
Accrued salaries	1,349	1,200
Dividends payable	1,472	1,481
Accrued taxes on income	316	180
Unearned revenue	21,490	22,073
Total current liabilities	27,056	27,394

Long term liabilities:
Unearned revenue	3,634	2,636
Deferred charges	367	-
Deferred income taxes	22,520	21,326
Total long term liabilities	26,521	23,962
Total liabilities	53,577	51,356

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	33,183	32,315
Treasury stock, at cost (182,071 shares and 123,572 shares, respectively)	(2,122)	(1,572)
Accumulated other comprehensive income, net of tax	246	251
Total shareholders’ equity	33,298	32,985

Total liabilities and shareholders’ equity	$86,875	$84,341

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2014	2013	2012

Revenues:
Investment periodicals and related publications	$33,598	$31,940	$33,018
Copyright data fees	2,733	3,900	3,591
Total revenues	36,331	35,840	36,609

Expenses:
Advertising and promotion	4,223	4,075	4,203
Salaries and employee benefits	16,335	15,034	15,001
Production and distribution	6,402	5,694	4,894
Office and administration	6,870	6,917	7,173
Total expenses	33,830	31,720	31,271
Income from operations	2,501	4,120	5,338

Revenues and profits interests in EAM Trust	7,499	6,260	5,890
Income from securities transactions, net	178	126	70
Income before income taxes	10,178	10,506	11,298
Income tax provision	3,410	3,887	4,373
Net income	$6,768	$6,619	$6,925

Earnings per share, basic & fully diluted	$0.69	$0.67	$0.70

Weighted average number of common shares	9,839,155	9,888,774	9,921,925

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2014	2013	2012

Net income	$6,768	$6,619	$6,925

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on securities, net of taxes	(5)	166	22
Other comprehensive income/(loss)	(5)	166	22
Comprehensive income/(loss)	$6,763	$6,785	$6,947

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$6,768	$6,619	$6,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,085	1,552	724
Non-voting revenues interest in EAM Trust	(6,767)	(5,781)	(5,684)
Non-voting profits interest in EAM Trust	(732)	(479)	(206)
Realized and unrealized losses on securities available-for-sale	-	-	11
Deferred rent	567	-	-
Deferred income taxes	464	1,078	4,288
Changes in operating assets and liabilities:
Unearned revenue	415	(1,286)	(1,006)
Reserve for settlement	7	(32)	(1,189)
Operating lease exit obligation	(36)	(439)	(439)
Accounts payable & accrued expenses	(202)	(17)	(1,154)
Accrued salaries	149	92	195
Accrued taxes on income	733	33	(60)
Prepaid and refundable income taxes	(175)	779	(720)
Prepaid expenses and other current assets	139	(575)	(43)
Accounts receivable	72	(376)	697
Receivable from affiliates	-	-	37
Total adjustments	(3,281)	(5,451)	(4,549)
Net cash provided by operating activities	3,487	1,168	2,376

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Maturities and sales of fixed income securities	-	-	11,196
Proceeds from sales of equity securities	-	-	89
Purchases of equity securities	(2,553)	(2,545)	(2,468)
Distributions received from EAM Trust	7,160	5,080	5,876
Acquisition of property and equipment	(206)	(331)	(48)
Expenditures for capitalized software	(2,481)	(2,457)	(3,383)
Net cash provided by (used for) investing activities	1,920	(253)	11,262

Cash flows from financing activities:
Purchase of treasury stock at cost	(550)	(182)	(946)
Dividends paid	(5,909)	(5,935)	(7,452)
Net cash used for financing activities	(6,459)	(6,117)	(8,398)
Net change in cash and cash equivalents	(1,052)	(5,202)	5,240
Cash and cash equivalents at beginning of year	6,840	12,042	6,802
Cash and cash equivalents at end of year	$5,788	$6,840	$12,042

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Fiscal Years Ended April 30, 2014, 2013 and 2012
(in thousands, except share amounts)

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

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,628	$85	$32,314

Net income						6,619		6,619
Change in unrealized gains on securities, net of taxes							166	166
Purchase of treasury stock				(19,953)	(182)			(182)
Dividends declared						(5,932)		(5,932)
Balance as of April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Dividends declared per share were $0.15 for each of the three months ending July 31, 2012, October 31, 2012, January 31, 2013 and April 30, 2013.

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Net income						6,768		6,768
Change in unrealized gains on securities, net of taxes							(5)	(5)
Purchase of treasury stock				(58,499)	(550)			(550)
Dividends declared						(5,900)		(5,900)
Balance as of April 30, 2014	10,000,000	$1,000	$991	(182,071)	$(2,122)	$33,183	$246	$33,298

Dividends declared per share were $0.15 for each of the three months ending July 31, 2013, October 31, 2013, January 31, 2014 and April 30, 2014.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Prior to December 23, 2010, the Company earned investment management fees that consisted of management fees from the Value Line Funds and from asset management clients. Investment management fees for the Funds were earned on a monthly basis as services were performed. The fees were calculated based on the average daily net assets of the Funds in accordance with each Fund’s advisory agreement (see Note 3 “Related Party Transactions”).

The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the “1940 Act”). Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open.  Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid advisory fees. EAM had no separately managed accounts as of April 30, 2014 or April 30, 2013. Assets within the separately managed accounts were held at third party custodians and were subject to the terms of the applicable advisory agreements and did not have any advance notice requirement for withdrawals.

Also, prior to December 23, 2010, service and distribution fees were received from the Value Line Funds in accordance with service and distribution plans under rule 12b-1 of the Investment Company Act of 1940. These plans are compensation plans, which means that the distributor’s fees under these plans are payable without regard to actual expenses incurred by the distributor, and therefore the distributor may earn a profit under the plan. Expenses incurred by ESI, the distributor of the Value Line Funds prior to December 23, 2010, included payments to securities dealers, banks, financial institutions and other organizations that provided distribution, marketing, and administrative services with respect to the Value Line Funds. Service and distribution fees are received by the distributor on a monthly basis and calculated based upon the average daily net assets of the respective Fund in accordance with each Fund’s prospectus (see Note 3 “Related Party Transactions”).

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

Valuation of Securities:

The Company’s securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in equities including ETFs, and bank certificates of deposits and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820. The securities classified as available-for-sale reflected in the Consolidated Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders’ equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings as of the trade date and are determined on the identified cost method.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,482	$-	$-	$5,482

Securities available-for-sale	9,226	-	-	9,226
	$14,708	$-	$-	$14,708

	As of April 30, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,312	$-	$-	$6,312

Securities available-for-sale	6,682	-	-	6,682
	$12,994	$-	$-	$12,994

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2014 and April 30, 2013, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2014, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2014 and April 30, 2013, cash equivalents included $5,482,000 and $6,312,000, respectively, for amounts invested in savings accounts at large commercial banks, held as bank certificates of deposits, and investments in money market mutual funds that invest in short term U.S. government securities.

Expenses Related to Settlement:

The Company expenses  all costs associated with a Fair Fund as incurred (see Note 15 “Expenses for Settlement”).

Note 2-Supplementary Cash Flow Information:

	Fiscal Years Ended April 30,
($ in thousands)	2014	2013	2012
State and local income tax payments	$(114)	$(120)	$(159)
Federal income tax payments to the Parent	$(2,254)	$(1,877)	$(845)

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2014, were $2.35 billion, which is $164 million or 7.5% above total assets of $2.19 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2013.

Total assets in the Value Line Funds managed by EAM at April 30, 2013, were $2.19 billion, 3.8% above total assets of $2.11 billion in the Value Line Funds managed by EAM at April 30, 2012. Overall assets in the Value Line Funds at April 30, 2013, increased $800 million since April 30, 2012, as a result of market appreciation within the Value Line Funds for the twelve months ended April 30, 2012.

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

In December 2012, the Value Line Emerging Opportunities Fund changed its name to Value Line Small Cap Opportunities Fund. By changing the name, the Fund strategy and correct category is clearly defined for investors.

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

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and at least 90% of the Company’s 50% interest in the residual profits of EAM which are payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 46.66%, 47.27%, 47.91% and 48.66%, respectively, in the first, second, third and fourth quarters of fiscal 2014. Value Line’s percent share of EAM’s revenues was 46.20%, 45.87%, 46.15% and 46.47%, respectively, in the first, second, third and fourth quarters of fiscal 2013.

The non-voting revenues and 90% of the Company’s non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $1,887,000 and $1,621,000 at April 30, 2014 and April 30, 2013, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

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

	Fiscal Years Ended April 30,
($ in thousands)	2014	2013	2012
Non-voting revenues interest in EAM	$6,767	$5,781	$5,684

Non-voting profits interest in EAM	732	479	206
	$7,499	$6,260	$5,890

Transactions with Parent:

For the fiscal years ended April 30, 2014, 2013 and 2012, the Company was reimbursed $220,000, $220,000, and $268,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. There were no receivables due from the Parent at April 30, 2014 or April 30, 2013.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2014, 2013, and 2012, the Company made payments to the Parent for federal income tax amounting to $2,254,000, $1,877,000, and $845,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2014, the Parent owned approximately 87.9% of the outstanding shares of common stock of the Company.

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

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions. As of April 30, 2014 and April 30, 2013, the Company held equity securities consisting primarily of ETFs and select common stock holdings, all classified as securities available-for-sale on the Consolidated Balance Sheets. Additionally, as of April 30, 2014 and April 30, 2013, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of April 30, 2014 and April 30, 2013, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $8,847,000 and $6,295,000, respectively, and the fair value was $9,226,000 and $6,682,000, respectively. Proceeds from sales of equity securities which included capital gain distributions from certain ETF’s were $36,000 during fiscal 2014. There were no sales or proceeds from sales of equity securities during the fiscal year ended April 30, 2013. The decreases in gross unrealized gains on equity securities classified as available-for-sale of $8,000, net of deferred taxes of $3,000, were included in Shareholders’ Equity at April 30, 2014.

Proceeds from sales of equity securities classified as available-for-sale during the twelve months ended April 30, 2012 were $89,000 and the related capital gains of $11,000 were reclassified from Accumulated Other Comprehensive Income in the Balance Sheet to the Consolidated Statement of Income. The increases in gross unrealized gains on equity securities classified as available-for-sale due to changes in market conditions of $256,000 and $24,000, net of deferred taxes of $90,000 and $9,000, respectively, were included in Shareholders’ Equity at April 30, 2013 and 2012, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

The carrying value and fair value of securities available-for-sale at April 30, 2014 were as follows:

		Gross	Gross
		Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Common stocks	$101	$47	$(12)	$136
ETFs - equities	3,878	1,280	(2)	5,156
Inverse ETFs - equities	4,868	-	(934)	3,934
	$8,847	$1,327	$(948)	$9,226

The carrying value and fair value of securities available-for-sale at April 30, 2013 were as follows:

		Gross	Gross
		Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Common stocks	$103	$27	$(16)	$114
ETFs - equities	3,878	740	-	4,618
Inverse ETFs - equities	2,314	-	(364)	1,950
	$6,295	$767	$(380)	$6,682

Government Debt Securities (Fixed Income Securities):

Fixed income securities held from time to time consist of government debt securities issued by the United States federal government. There were no fixed income securities as of April 30, 2014 or April 30, 2013.

There were no sales or proceeds from maturities and sales of government debt securities classified as available-for-sale during the fiscal years ended April 30, 2014 and April 30, 2013. During the twelve months ended April 30, 2012, proceeds from maturities and sales of government debt securities classified as available-for-sale were $11,196,000 and losses on sales of fixed income securities of $22,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income.

Income from securities transactions was comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2014	2013	2012
Dividend income	$147	$124	$68
Interest income	5	4	16
Realized gains (losses) on sales of securities available-for-sale reclassified from Accumulated Other Comprehensive Income	-	-	(11)
Interest expense	(5)	-	-
Other (1)	31	(2)	(3)
Total income from securities transactions, net	$178	$126	$70

(1) Other amounts include $36,000 which was reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2014.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Financial Statements. Realized gains and losses are recorded on the trade date in the Consolidated Statements of Income when securities are sold, mature or are redeemed. As of April 30, 2014 and April 30, 2013, gross unrealized gains of $380,000 and $387,000, net of deferred taxes of $134,000 and $136,000, respectively, are recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Value Line, Inc.
Notes to Consolidated Financial Statements

Investment in Unconsolidated Entities:
Equity Method Investment:

As of April 30, 2014 and April 30, 2013, the Company’s investment in EAM Trust, on the Consolidated Balance Sheets was $57,850,000 and $57,511,000, respectively.

The value of VLI’s investment in EAM at April 30, 2014 and April 30, 2013 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2014	2013	2012
Investment management fees earned from the Value Line Funds, net of waivers shown below	$14,452	$12,773	$12,465
12b-1 fees and other fees, net of waivers shown below	$5,061	$3,905	$3,466
Other income	$16	$14	$12
Investment management fee waivers and reimbursements (1)	$89	$379	$806
12b-1 fee waivers (1)	$1,683	$2,156	$2,257
Value Line’s non-voting revenues interest	$6,767	$5,781	$5,684
EAM’s net income (2)	$1,464	$945	$461

(1) During fiscal 2014 investment management fee waivers and reimbursements primarily related to the Value Line Core Bond Fund and the 12b-1 fee waivers related to seven of the Value Line Mutual Funds. During fiscal 2013 investment management fee waivers and reimbursements related to the Value Line Core Bond Fund and the U.S. Government Money Market Fund (“USGMMF”) which was merged into a third party fund, the Daily Income Fund, managed by Reich & Tang, effective October 19, 2012. In fiscal 2013 the 12b-1 fee waivers related to nine of the Value Line Mutual Funds. In fiscal 2012, investment management fee waivers and reimbursements primarily related to the USGMMF and the 12b-1 fee waivers related to eleven of the Value Line Mutual Funds.

(2) Represents EAM’s net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2014	2013
EAM’s total assets	$59,965	$59,349
EAM’s total liabilities (1)	(3,158)	(2,814)
EAM’s total equity	$56,807	$56,535

(1) At April 30, 2014 and 2013, EAM’s total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,887,000 and $1,621,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

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

		Value Line
		Investment in		Maximum
		EAM Trust	Liabilities	Exposure to
($ in thousands)	VIE Assets	(1)		Loss
As of April 30, 2014	$59,965	$57,850	$-	$57,850
As of April 30, 2013	$59,349	$57,511	$-	$57,511

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

	As of April 30,
($ in thousands)	2014	2013

Land	$726	$726
Building and leasehold improvements	5,024	7,391
Furniture and equipment	5,312	11,180
	11,062	19,297
Accumulated depreciation and amortization	(7,199)	(15,367)
Total property and equipment, net	$3,863	$3,930

Note 7-Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2014	2013	2012
Current tax expense (benefit):
Federal	$2,707	$2,679	$139
State and local	239	130	(54)
	2,946	2,809	85
Deferred tax expense (benefit):
Federal	572	728	3,785
State and local	(108)	350	503
	464	1,078	4,288
Income tax provision:	$3,410	$3,887	$4,373

Value Line, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2014	2013
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(134)	$(136)
Operating lease exit obligation	70	13
Deferred professional fees	36	49
Deferred charges	327	265
Total federal tax benefit	299	191

State and local tax benefits:
Other - deferred charges	65	36
Total state and local tax benefits	65	36
Deferred tax asset, short term	$364	$227

	Fiscal Years Ended April 30,
($ in thousands)	2014	2013
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	2,416	1,642
Other	646	262
Total federal tax liability	20,122	18,964

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,181	2,243
Deferred non-cash post-employment compensation	(76)	(79)
Depreciation and amortization	298	208
Deferred professional fees	(5)	(10)
Total state and local tax liabilities	2,398	2,362
Deferred tax liability, long term	$22,520	$21,326

The Company’s net operating loss carryforward from fiscal 2012 of approximately $360,000 was fully utilized during the twelve months ended April 30, 2013.

The Company’s net operating loss carryforward of approximately $7.3 million was mostly utilized during the twelve months ended April 30, 2012. The tax effect of temporary differences giving rise to the Company’s long term deferred tax liability is primarily a result of the federal, state, and local taxes related to the $50,510,000 gain from deconsolidation of the Company’s asset management and mutual fund distribution subsidiaries, partially offset by the long term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI’s former employee recognized in fiscal 2011.

The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2014, 2013 and 2012 were 33.50%, 37.00% and 38.71%, respectively. The Company’s annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The decrease in the effective income tax rate during fiscal 2014 is attributable to the lower percentage of income subject to state and local income taxes and a favorable settlement of a local income tax audit. The fluctuation in the effective income tax rate during fiscal 2013 is attributable to a higher percentage of income subject to state and local taxes offset by the recognition of the domestic production tax credits and an increase in the dividends received deduction during the current fiscal year. The change in the effective income tax rate in fiscal 2012 is attributable to the alternative minimum tax on the limitation to the Company’s net operating loss carryforward in fiscal years 2012, and a slight decrease in state and local tax rate for fiscal 2012 primarily from EAM’s geographical income allocation.

Value Line, Inc.
Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Fiscal Years Ended April 30,
	2014	2013	2012
U.S. statutory federal rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	0.84%	2.96%	2.58%
Effect of dividends received deductions	-0.33%	-0.27%	-
Alternative minimum tax - net operating loss limitation	-	-	1.23%
Domestic production tax credit	-0.58%	-0.52%	-
Other, net	-1.43%	-0.17%	-0.10%
Effective income tax rate	33.50%	37.00%	38.71%

The Company believes that, as of April 30, 2014, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years 2013, 2012, and 2011 are subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities. During May 2014, New York City concluded its examination of the Company’s income tax returns for the three years through fiscal year 2011, which resulted in no changes that had any adverse effect on the Company’s financial statements. The Company’s tax returns for the fiscal years ended April 30, 2013 and 2012 are being examined by the Internal Revenue Service (IRS). The Company does not expect the audit examination to have a material effect on its financial statements.

Note 8-Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2014, 2013, and 2012, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $373,000, $240,000 and $447,000, respectively.

Note 9-Lease Commitments:

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

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	Sublease
($ in thousands)

2015	$1,468
2016	1,468
2017	1,224
2018	-
2019 and thereafter	-
$4,160

Value Line, Inc.
Notes to Consolidated Financial Statements

For the fiscal years ended April 30, 2014, 2013, and 2012, rental expenses were $2,213,000, $2,509,000 and $2,509,000, respectively. The rental expenses during fiscal 2014 included additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013. The additional rent was offset by a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms between Value Line, Inc. and Citibank.  During fiscal years of 2013 and 2012, office space rental decreased as a result of the classification of a portion of the lease payments as a reduction of the accrued lease exit obligation related to EAM’s relocation in fiscal 2011. As of April 30, 2013, the remaining lease exit obligation related to EAM’s relocation was  $37,000.

Note 10-Business Segments:

Prior to December 23, 2010, (the Restructuring Transaction date), the Company operated two reportable business segments: (1) Publishing and (2) Investment Management. The Publishing segment, the Company’s only reportable segment subsequent to the Restructuring Transaction date, produces investment periodicals and related publications (retail and institutional) in both print and digital form, and includes copyright data fees for the Value Line Proprietary Ranking System information and other proprietary information. The Investment Management segment provided advisory services to the Value Line Funds, as well as institutional and individual accounts. The segments were differentiated by the products and services they offered. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

Note 11-Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3-Related Party Transactions, no single customer accounted for a significant portion of the Company’s sales in fiscal 2014, 2013, or 2012, nor its accounts receivable as of April 30, 2014 or 2013.

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

As of April 30, 2014, and April 30, 2013, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Balance Sheets. Additionally, as of April 30, 2014, and April 30, 2013, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2014 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense)/ Benefit	Amount Net of Tax
Change in unrealized gains on securities	$28	$(10)	$18
Less: Gains realized in net income	(36)	13	(23)
	$(8)	$3	$(5)

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2013 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$256	$(90)	$166
	$256	$(90)	$166

Value Line, Inc.
Notes to Consolidated Financial Statements

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2012 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$24	$(9)	$15
Add: Losses realized in net income	11	(4)	7
	$35	$(13)	$22

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

The Company capitalized  $2,481,000 and $2,457,000 related to the development of software for internal use for the twelve months ended April 30, 2014 and 2013, respectively, of which $2,416,000 and $2,326,000 related to development costs for  the digital production software  project and $65,000 and $131,000 related to a new fulfillment system, respectively.  Total capitalized software includes $1,595,000 and $1,663,000 of internal costs to develop software and $886,000 and $794,000 of third party programmers' costs for the years ended April 30, 2014, and April 30, 2013, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 5 years.  Total amortization expenses for the years ended April 30, 2014, 2013, and 2012 were $1,812,000, $1,295,000, and $446,000, respectively.

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

Treasury stock, at cost, consists of the following:

		Total Average	Average Cost	Aggregate Purchase Price
($ in thousands except for cost per share)	Shares	Cost Assigned	per Share	Remaining Under the Program
Balance as of April 30, 2011 (1)	25,119	$444	$17.67	$3,110
Purchases effected in open market	78,500	946	$12.05	$2,165
Balance as of April 30, 2012 (2)	103,619	$1,390	$13.41	$-
Purchases effected in open market (3)	19,953	182	$9.13	$2,818
Balance as of April 30, 2013	123,572	$1,572	$12.72	$2,818
Purchases effected in open market (3)	58,499	550	$9.41	$2,268
Balance as of April 30, 2014	182,071	$2,122	$11.65	$2,268

(1) 18,400 shares were acquired prior to the repurchase program authorized in January 2011.

(2) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012.

(3) Were acquired during the new repurchase program authorized in September 2012.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 15- Expenses for Settlement:

As required by the Settlement, the SEC created a “Fair Fund” pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002. The Fair Fund is being used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement. The Company is required to bear all costs associated with the Fair Fund administration, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution. The SEC has appointed A.B. Data, Ltd., which has no affiliation with the Company, as the Administrator of the Fair Fund. The provision for settlement included anticipated costs of Fair Fund administration as well as certain fees and costs arising from the Settlement Transaction. During fiscal 2014, 2013 and 2012, the Company made payments to the Administrator of the Fair Fund aggregating $156,000, $32,000 and $1,189,000, respectively. The Company believes that the outstanding provision for settlement in the amount of $250,000 reflected as a liability in the Consolidated Balance Sheet at April 30, 2014, is sufficient to meet the remaining obligations of the Fair Fund administration.

Note 16 - Copyright Data Fees:

For the fiscal years ended April 30, 2014, 2013, and 2012, copyright data fees were $2,733,000, $3,900,000 and $3,591,000, respectively. As of April 30, 2014, total third party sponsored assets were attributable to four contracts for copyright data representing $2.3 billion in various products, as compared to four contracts for copyright data representing $2.7 billion in assets at April 30, 2013. The decrease in third party sponsored assets managed utilizing Value Line’s proprietary copyright data resulted from a shift in assets in one of the underlying portfolios during April 2013 and then in February 2014 a second asset reassignment of similar magnitude to the first to new subadvisors which was beyond Value Line’s control.

