Form 10-Q
period 2014-07-31
VALUE LINE INC
filed 2014-09-11
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 25, 2014

Common stock, $0.10 par value	9,814,876 Shares

VALUE LINE INC.
TABLE OF CONTENTS

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2014	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term
investments of $6,506 and $5,482, respectively)	$6,912	$5,788
Securities available-for-sale	9,095	9,226
Accounts receivable, net of allowance for doubtful
accounts of $31 and $39, respectively	731	1,206
Prepaid and refundable income taxes	100	175
Prepaid expenses and other current assets	1,452	1,507
Deferred income taxes	384	364
Total current assets	18,674	18,266

Long term assets:
Investment in EAM Trust	57,985	57,850
Property and equipment, net	3,864	3,863
Capitalized software and other intangible assets, net	6,891	6,896
Total long term assets	68,740	68,609

Total assets	$87,414	$86,875

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,054	$2,429
Accrued salaries	1,363	1,349
Dividends payable	1,472	1,472
Accrued taxes on income	1,323	316
Unearned revenue	20,663	21,490
Total current liabilities	26,875	27,056

Long term liabilities:
Unearned revenue	4,073	3,634
Deferred charges	317	367
Deferred income taxes	22,414	22,520
Total long term liabilities	26,804	26,521
Total liabilities	53,679	53,577

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000
shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	33,747	33,183
Treasury stock, at cost (185,124 and 182,071 shares, respectively)	(2,164)	(2,122)
Accumulated other comprehensive income, net of tax	161	246
Total shareholders’ equity	33,735	33,298

Total liabilities and shareholders’ equity	$87,414	$86,875

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended
	July 31,
	2014	2013

Revenues:
Investment periodicals and related publications	$8,273	$8,196
Copyright data fees	797	756
Total revenues	9,070	8,952

Expenses:
Advertising and promotion	975	1,043
Salaries and employee benefits	4,115	3,900
Production and distribution	1,640	1,542
Office and administration	1,278	1,998
Total expenses	8,008	8,483
Income from operations	1,062	469

Revenues and profits interests in EAM Trust	2,022	1,769
Income from securities transactions, net	41	38
Income before income taxes	3,125	2,276
Income tax provision	1,089	831
Net income	$2,036	$1,445

Earnings per share, basic & fully diluted	$0.21	$0.15

Weighted average number of common shares	9,815,175	9,863,388

The accompanying notes are an integral part of these consolidated condensed financial statements.

4

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2014	2013

Net income	$2,036	$1,445

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	(85)	(3)
Other comprehensive income (loss)	(85)	(3)
Comprehensive income	$1,951	$1,442

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,036	$1,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	606	466
Non-voting revenues interest in EAM Trust	(1,833)	(1,598)
Non-voting profits interest in EAM Trust	(189)	(171)
Deferred income taxes	130	587
Deferred rent	(50)	-
Changes in operating assets and liabilities:
Unearned revenue	(388)	(1,282)
Reserve for settlement	(26)	(38)
Operating lease exit obligation	-	(36)
Accounts payable & accrued expenses	(349)	(440)
Accrued salaries	14	(46)
Accrued taxes on income	797	242
Prepaid and refundable income taxes	75	-
Prepaid expenses and other current assets	55	(20)
Receivable from affiliates	3	(2)
Accounts receivable	472	103
Total adjustments	(683)	(2,235)
Net cash provided by (used in) operating activities	1,353	(790)

Cash flows from investing activities:
Purchases of securities classified as available-for-sale	-	(1,223)
Distributions received from EAM Trust	1,887	1,620
Acquisition of property and equipment	(74)	(133)
Expenditures for capitalized software	(528)	(586)
Net cash provided by (used in) investing activities	1,285	(322)

Cash flows from financing activities:
Purchase of treasury stock at cost	(42)	(226)
Dividends paid	(1,472)	(1,481)
Net cash used in financing activities	(1,514)	(1,707)
Net change in cash and cash equivalents	1,124	(2,819)
Cash and cash equivalents at beginning of year	5,788	6,840
Cash and cash equivalents at end of period	$6,912	$4,021

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Three Months Ended July 31, 2014
(in thousands, except share amounts)
(unaudited)

			Additional				Accumulated other
	Common stock		paid-in-	Treasury stock		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2014	10,000,000	$1,000	$991	(182,071)	$(2,122)	$33,183	$246	$33,298

Net income						2,036		2,036
Change in unrealized gains on
securities, net of taxes							(85)	(85)
Purchase of treasury stock				(3,053)	(42)			(42)
Dividends declared						(1,472)		(1,472)
Balance at July 31, 2014	10,000,000	$1,000	$991	(185,124)	$(2,164)	$33,747	$161	$33,735

Dividends declared per share were $0.15 for the three months ending July 31, 2014.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
     Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Three Months Ended July 31, 2013
(in thousands, except share amounts)
(unaudited)

			Additional				Accumulated other
	Common stock		paid-in-	Treasury stock		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Net income						1,445		1,445
Change in unrealized gains on
securities, net of taxes							(3)	(3)
Purchase of treasury stock				(25,723)	(226)			(226)
Dividends declared						(1,478)		(1,478)
Balance at July 31, 2013	10,000,000	$1,000	$991	(149,295)	$(1,798)	$32,282	$248	$32,723

Dividends declared per share were $0.15 for the three months ending July 31, 2013.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2014
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

The Consolidated Condensed Balance Sheets as of July 31, 2014 and April 30, 2014, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 filed with the SEC on July 18, 2014 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
July 31, 2014
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

Valuation of Securities:

The Company’s securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in equities including ETFs, and deposits in savings accounts at large commercial banks and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB’s ASC 820. The securities classified as available-for-sale reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders’ equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings as of the trade date and are determined on the identified cost method.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,466	$-	$-	$6,466
Securities available-for-sale	9,095	-	-	9,095
	$15,561	$-	$-	$15,561

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2014
(Unaudited)

	As of April 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,482	$-	$-	$5,482
Securities available-for-sale	9,226	-	-	9,226
	$14,708	$-	$-	$14,708

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2014 and April 30, 2014, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of July 31, 2014, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2014 and April 30, 2014, cash equivalents included $6,466,000 and $5,482,000, respectively, for amounts invested in savings accounts at commercial banks and investments in money market mutual funds that invest in short term U.S. government securities.

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

Equity Securities:

Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions. As of July 31, 2014 and April 30, 2014, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of July 31, 2014 and April 30, 2014, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of July 31, 2014 and April 30, 2014, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares, and inverse equity index ETFs, was $8,847,000 and $8,847,000, respectively, and the fair value was $9,095,000 and $9,226,000, respectively.

There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2014 and July 31, 2013. The decrease in gross unrealized gains on equity securities classified as available-for-sale of $131,000, net of deferred taxes of $46,000 was included in Shareholders’ Equity at July 31, 2014. The decrease in gross unrealized gains on equity securities classified as available-for-sale of $4,000, net of deferred  taxes of $1,000 was included in Shareholders’ Equity at July 31, 2013.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2014
(Unaudited)

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of July 31, 2014 and April 30, 2014, accumulated other comprehensive income included unrealized gains of $248,000 and $379,000, net of deferred taxes of $87,000 and $133,000, respectively.

The carrying value and fair value of securities available-for-sale at July 31, 2014 were as follows:

			Gross
		Gross Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Common stocks	$101	$48	$(2)	$147
ETFs - equities	3,878	1,218	(2)	5,094
Inverse ETFs - equities	4,868	-	(1,014)	3,854
	$8,847	$1,266	$(1,018)	$9,095

The carrying value and fair value of securities available-for-sale at April 30, 2014 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$101	$47	$(12)	$136
ETFs - equities	3,878	1,280	(2)	5,156
Inverse ETFs - equities	4,868	-	(934)	3,934
	$8,847	$1,327	$(948)	$9,226

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2014	2013
Dividend income	$39	$37
Interest income	3	-
Other	(1)	1
Total income from securities transactions, net	$41	$38

Investment in Unconsolidated Entities:

Equity Method Investment:

As of July 31, 2014 and April 30, 2014, the Company’s investment in EAM Trust, on the Consolidated Balance Sheets was $57,985,000 and $57,850,000, respectively.

The value of VLI’s investment in EAM at July 31, 2014 and April 30, 2014 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The Company monitors its investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements.  EAM did not record any impairment losses for its assets during the fiscal years 2015 or 2014.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2014
(Unaudited)

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	three Months Ended July 31,
($ in thousands) (unaudited)	2014	2013
Investment management fees earned from the Value Line Funds, net of fee waivers	$3,787	$3,485
12b-1 fees and other fees, net of fee waivers	$1,360	$1,119
Other income	$5	$2
Investment management fee waivers (1)	$28	$24
12b-1 fee waivers (1)	$395	$523
Value Line’s non-voting revenues interest	$1,833	$1,598
EAM’s net income (2)	$378	$343

(1) During fiscal 2015, investment management fee waivers primarily related to the U.S. Government Money Market Fund (“USGMMF”) which was merged into a third party fund, the Daily Income Fund, managed by Reich & Tang, effective October 19, 2012.  During fiscal 2015 and 2014, the 12b-1 fee waivers related to one of the Value Line Mutual Fixed Income Funds, respectively.

(2) Represents EAM’s net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

($ in thousands)	July 31, 2014	April 30, 2014
	(unaudited)
EAM’s total assets	$59,931	$59,965
EAM’s total liabilities (1)	(3,054)	(3,158)
EAM’s total equity	$56,877	$56,807

(1) At July 31, 2014 and April 30, 2014, EAM’s total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $2,003,000 and $1,887,000, respectively.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2014
(Unaudited)

		Value Line
				Maximum
		Investment in		Exposure to
($ in thousands)	VIE Assets	EAM Trust (1)	Liabilities	Loss
As of July 31, 2014 (unaudited)	$59,931	$57,985	$-	$57,985
As of April 30, 2014	$59,965	$57,850	$-	$57,850

(1)  Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

	Three Months Ended July 31,
($ in thousands)	2014	2013
State and local income tax payments	$86	$-
Federal income tax payments to the Parent	$-	$-

Note 5 - Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2014 and July 31, 2013, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $100,000 and $83,000, respectively.

Note 6 - Comprehensive Income:

The FASB’s ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

Beginning in fiscal 2013, the Company adopted the provisions of Accounting Standards Update 2011-05 to reflect comprehensive income in two statements which include the components of net income and total net income in the first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income.

As of July 31, 2014 and July 31, 2013, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of Jul 31, 2014 and July 31, 2013, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the three months ended July 31, 2014 are as follows:

	Amount Before		Amount Net of
($ in thousands)	Tax	Tax Benefit	Tax
Change in unrealized gains on securities	$(131)	$46	$(85)

	$(131)	$46	$(85)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the three months ended July 31, 2013 are as follows:

	Amount Before		Amount Net of
($ in thousands)	Tax	Tax Benefit	Tax
Change in unrealized gains on securities	$(4)	$1	$(3)

	$(4)	$1	$(3)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2014
(Unaudited)

Note 7 - Related Party Transactions:

Investment Management (overview):

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests going forward, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2014, were $2.3 billion, 3.5% above total assets of $2.2 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2013. The increase is primarily a result of net appreciation in equity assets under management partially offset by redemptions net of sales within the Value Line funds.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and at least 90% of the Company’s 50% interest in the residual profits of EAM which are payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.18% and 46.66% during the first quarter o fiscal 2015 and 2014, respectively. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Condensed Balance Sheets, and not yet paid, were $1,833,000 and $1,887,000 at July 31, 2014 and April 30, 2014, respectively.

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

	Three Months Ended July 31,
($ in thousands)	2014	2013
Non-voting revenues interest in EAM	$1,833	$1,598
Non-voting profits interest in EAM	189	171
	$2,022	$1,769

Transactions with Parent:

During the three months ended July 31, 2014 and July 31, 2013, the Company was reimbursed $41,000 and $51,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. There were no receivables from affiliates including receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2014 and April 30, 2014.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made no federal tax payments made to the Parent during the three months ended July 31, 2014 and July 31, 2013, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of July 31, 2014, the Parent owned 87.98% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2014	2013
Current tax expense:
Federal	$869	$216
State and local	90	28
Current tax expense	959	244
Deferred tax expense:
Federal	106	506
State and local	24	81
Deferred tax expense	130	587
Income tax provision:	$1,089	$831

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2014
(Unaudited)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2014	2014
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(87)	$(134)
Operating lease deferred obligation	70	70
Deferred professional fees	30	36
Deferred charges	305	327
Total federal tax benefit	318	299

State and local tax benefits:
Other	66	65
Total state and local tax benefits	66	65
Deferred tax asset, short term	$384	$364

	July 31,	April 30,
($ in thousands)	2014	2014
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	2,490	2,416
Other	466	646
Total federal tax liability	20,016	20,122

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,181	2,181
Deferred non-cash post-employment compensation	(76)	(76)
Depreciation and amortization	308	298
Deferred professional fees	(15)	(5)
Total state and local tax liabilities	2,398	2,398
Deferred tax liability, long term	$22,414	$22,520

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full fiscal year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the three months ended July 31, 2014 and July 31, 2013 was 34.86% and 36.51%, respectively. The Company’s annual effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2015 is primarily attributable to a lower percentage of income subject to state and local taxes and an increase in the dividends received deduction.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2014	2013
U.S. statutory federal rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.37%	2.24%
Effect of dividends received deductions	-0.29%	-0.37%
Domestic production tax credit	-0.65%	-
Other, net	-1.57%	-0.36%
Effective income tax rate	34.86%	36.51%

The Company believes that, as of July 31, 2014, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2014
(Unaudited)

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years 2013 2012, and 2011 are subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities. During May 2014, New York City concluded its examination of the Company’s income tax returns for the three years through fiscal year 2011, which resulted in no changes that had any adverse effect on the Company’s financial statements. The Company’s tax returns for the fiscal years ended April 30, 2013 and 2012 are being examined by the Internal Revenue Service (IRS). The Company does not expect the audit examination to have a material effect on its financial statements.

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

	July 31,	April 30,
($ in thousands)	2014	2014
Land	$726	$726
Building and leasehold improvements	5,024	5,024
Furniture and equipment	5,157	5,312
	10,907	11,062
Accumulated depreciation and amortization	(7,043)	(7,199)
Total property and equipment, net	$3,864	$3,863

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

The Company capitalized $528,000 and $586,000 related to the development of software for internal use for the three months ended July 31, 2014 and 2013, respectively, of which $527,000 and $574,000 related to development costs for the digital production software project and $1,000 and $12,000 related to a new fulfillment system, respectively. Total capitalized software includes $305,000 and $445,000 of internal costs to develop software and $223,000 and $141,000 of third party programmers’ costs for the three months ended July 31, 2014, and July 31, 2013, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 5 years. Total amortization expenses for the three months ended July 31, 2014 and July 31, 2013, were $533,000 and $402,000, respectively.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2014
(Unaudited)

Treasury stock, at cost, consists of the following:

		Total Average	Average Cost	Aggregate Purchase Price
(in thousands except for shares and cost per share)	Shares	Cost Assigned	per Share	Remaining Under the Program
Balance as of April 30, 2014 (1)(2)(3)	182,071	$2,122	$11.65	$2,267
Purchases effected in open market during the quarters ended:
July 31, 2014	3,053	42	$13.76	$2,225
Balance as of July 31, 2014	185,124	$2,164	$11.69

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

Note 12 - Lease Commitments:

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

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	Sublease
($ in thousands)

2016	1,468
2017	1,224
2018	-
2019	-
2020 and thereafter	-
$2,692

For the three months ended July 31, 2014 and 2013, rental expenses was $317,000 and $932,000, respectively. The rental expenses during fiscal 2014 included additional one time overlapping rent of $304,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013. The additional rent was offset by a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms between Value Line, Inc. and Citibank.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended.  Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	maintaining revenue from subscriptions for the Company’s digital and print published products;
•	changes in market and economic conditions, including global financial issues;
•	protection of intellectual property rights;
•
dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”), which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;

•
fluctuations in EAM’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors, and the effect these changes may have on the valuation of EAM’s intangible assets;

•	dependence on key personnel;
•	competition in the fields of publishing, copyright data and investment management;
•	the impact of government regulation on the Company’s and EAM’s businesses;
•	availability of free or low cost investment data through discount brokers or generally over the internet;
•	terrorist attacks, cyber security attacks and natural disasters;
•	other risks and uncertainties, including but not limited to the risks described in Item 1A,
“Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2014 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2014; and other risks and uncertainties arising from time to time.

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

Executive Summary of the Business

The Company’s core business is producing investment periodicals and their underlying research and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes.  Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research. Smarter Investing™ and The Most Trusted Name in Investment Research®.  The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.  Prior to December 23, 2010, (see “Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line® Mutual Funds (“Value Line Funds”), institutional and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds. Since December 23, 2010, EULAV Asset Management Trust (“EAM”) provides the investment management services to the Value Line Funds, institutional and individual accounts and provides distribution, marketing, and administrative services to the Value Line Funds.  Value Line holds a substantial non-voting revenues and non-voting profits interests in EAM.

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

The investment periodicals and related publications (retail and institutional) and fees from copyright data including the Proprietary Ranking System information and other proprietary information consolidate into the Publishing segment. Subsequent to December 23, 2010, the Investment Management business is no longer considered a business segment.

Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees.  The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Current distribution is set at 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.  Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.18% in the first quarter of fiscal 2015 and 46.66% during the first quarters of fiscal 2014.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking System information to EAM without charge or expense.

Business Environment

During the three months ended July 31, 2014, the NASDAQ and the Dow Jones Industrial Average were up 6.20% and down .11%, respectively.

The nation’s economy, which faltered badly during the weather-impacted first quarter, as GDP declined 2.1%, came back strongly during April-to-July 2014, gaining an outsized 4.2%, led by fairly steady gains in consumer spending, industrial output, exports, and housing. A spike in inventories also contributed notably. Additionally encouraging as we look ahead is the healthier outlook on the employment front, where solid strides are being made in job creation and in reducing the unemployment rate. However, a likely drawdown of the aforementioned higher inventories could well keep third- and fourth-quarter growth to a range of 3.0%-3.5%.

Meanwhile, our relative optimism on the domestic front does not carry over to the global side, where Europe is moving back and forth between a listless recovery and a series of business setbacks, now worsened by growing fears of deflation and the Middle East, where there seems to be no end to the military standoff between Russia and Ukraine. Thus far, these global ills have not had a material impact on the United States, and our belief is that this will continue to be the case in the months to come.

Encouragingly, we would expect the Federal Reserve to pursue accommodative monetary policies over the next 12 to 18 months, with just marginal increases in short-term borrowing costs (directly controlled by the central bank) probably taking hold toward the latter portions of this extended stretch. Underscoring our monetary view is the unevenness of the economic expansion at home, lingering uncertainties overseas, and a sustained lack of inflation.

                Finally, the highly accommodative monetary policies being kept in place by the Fed have helped to sustain the long bull market in equities.  The Federal Reserve’s likely completion of its multi-year long program of bond purchases later this year, moreover, should not disrupt this durable market upturn, as this eventuality has been long anticipated by Wall Street.

Results of Operations for the Three Months Ended July 31, 2014 and July 31, 2013

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2014	2013	Change
Income from operations	$1,062	$469	126%
Revenues and profits interests from EAM Trust	$2,022	$1,769	14%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$3,084	$2,238	38%
Operating expenses	$8,008	$8,483	-6%
Income from securities transactions, net	$41	$38	8%
Income before income taxes	$3,125	$2,276	37%
Net income	$2,036	$1,445	41%
Earnings per share	$0.21	$0.15	40%

During the three months July 31, 2014, the Company’s net income of $2,036,000, or $0.21 per share, was $591,000 or 41% above net income of $1,445,000, or $0.15 per share, for the three months ended July 31, 2013.  At July 31, 2014 there were 9,815,175 average common shares outstanding as compared to 9,863,388 average common shares outstanding at July 31, 2013.  Income from operations of $1,062,000 for the three months ended July 31, 2014 which included additional depreciation and amortization expense of $205,000 was $593,000 above income from operations of $469,000 for the three months ended July 31, 2013.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2014	2013	Change
Investment periodicals and related publications:
Print	$4,247	$4,673	-9%
Digital	4,026	3,523	14%
Total investment periodicals and related publications	8,273	8,196	1%
Copyright data fees	797	756	5%
Total publishing revenues	$9,070	$8,952	1%

Total publishing revenues from investment periodicals and related publications excluding copyright data fees were $8,273,000 during the three months ended July 31, 2014, which is 1% above the total publishing revenues excluding copyright data fees of $8,196,000 during the three months ended July 31, 2013.

As a result of the completion of the Restructuring Transaction on December 23, 2010, investment management activity is reported as non-voting revenues and non-voting profits interests in EAM and is not included in operating revenues.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales orders

	Three Months Ended July 31,
	2014		2013
	Print	Digital	Print	Digital
New Sales Orders	10.9%	23.2%	23.9%	27.6%
Conversion and Renewal Sales Orders	89.1%	76.8%	76.1%	72.4%
Total Gross Sales Orders	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2014 new sales orders decreased as a result of reduced direct marketing efforts and renewal orders increased as compared to last fiscal year due to increased efforts of the in-house Telemarketing department.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2014	2014	2013	July-14 vs. Apr-14	July-14 vs. July-13

Unearned subscription revenue (current and long term liabilities)	$24,736	$25,124	$23,427	-1.5%	5.6%

Unearned subscription revenue as of July 31, 2014 is 1.5% below April 31, 2014 and 5.6% above July 31, 2013.  A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns or large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $8,273,000 increased 1% for the three months ended July 31, 2014, as compared to the prior fiscal year.  The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel.  Total product line circulation at July 31, 2014 was slightly below total product line circulation at July 31, 2013. The Company has been successful in growing revenues from digitally-delivered investment periodicals within institutional area.  However, Institutional Sales generated sales orders of $2,136,000 for the three months ended July 31, 2014, were 7%, above comparable sales orders of $1,995,000, for the three months ended July 31, 2013.  We have also benefited from “converting” some customers from retail to professional price services.

            Print publication revenues decreased $426,000 or 9% for the three months ended July 31, 2014 from fiscal 2014.  Earned revenues from institutional print publications increased $2,000 or 0.3% for the three months ended July 31, 2014 as compared to the prior fiscal year.  Print publications revenues from retail subscribers decreased $428,000 or 10.2% for the three months ended July 31, 2014, as compared to the prior fiscal year.  Total print circulation at July 31, 2014 was 6.4% below total print circulation at July 31, 2013.  Continuing factors that have contributed to the decline in the retail print investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.  It is expected that print revenues will continue to decline long term, while we emphasize circulation of our digital offerings.

Digital publications revenues increased $503,000 or 14% for the three months ended July 31, 2014 as compared to the prior fiscal year.  Earned revenues from institutional digital publications increased $353,000 or 15.4% for the three months ended July 31, 2014, as compared to the prior fiscal year. Digital publications revenues from retail subscribers increased $152,000 or 12.4% for the three months ended July 31, 2014, as compared to the prior fiscal year.  The year to year retail digital publications percentage revenues comparison benefited in part from a relatively lower base.  This rate of percentage growth would not be expected to persist.  At July 31, 2014 total digital product circulation has increased 12.1% above total digital product circulation at July 31, 2013.

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

The Company has established the goal of developing competitive products and marketing them effectively through traditional as well as internet and mobile channels. Towards that end, the Company continues to modernize legacy information technology systems.

Copyright data fees

During the three months ended July 31, 2014, copyright data fees increased $41,000 or 5% as compared to the prior fiscal year.  As of July 31, 2014, total third party sponsored assets were attributable to four contracts for copyright data representing $2.35 billion in various products, as compared to four contracts for copyright data representing $2.8 billion in assets at July 31, 2013.  The decrease in assets managed by third party sponsors resulted from a shift in assets in one of the underlying portfolios during April 2013 and then in February 2014 a second asset reassignment of similar magnitude to new subadvisors which was beyond Value Line’s control.  The three shifts of assets are anticipated to cause a reduction in pre-tax revenues from copyright data fees, cumulatively, of about $1.5 million on an annual basis beginning with the fourth quarter of fiscal 2014.  While we are seeking new copyright data arrangements, it clearly will take considerable time to make up a material part of the loss, if the Company can do so at all.  The field is competitive and downward pressure on fee scales has been observed.

Currently our efforts focus on sales we are seeking to make to existing copyright data partners.  In addition, our Quantitative Research department has several “models,” or methods of selecting stocks and mutual funds to buy or sell, which are promising based on computerized testing we have done so far.  We are unable to project when additional assets may come under the management of Value Line-linked selection models.

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

Investment management fees and services – (unconsolidated)

The Company no longer reports this operation as a separate business segment, although the Company still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests.  Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2014, were $2.37 billion, which is $168 million, or 7.6%, above total assets of $2.20 billion in the Value Line Funds managed by EAM at July 31, 2013.

Value Line Mutual Funds

Total Net Assets

	As of July 31,
($ in millions)	2014	2013	Change
Variable annuity assets (“GIAC”)	$474	$481	-1.5%
All other open end equity and hybrid fund assets	1,627	1,522	6.9%
Total equity funds	2,101	2,003	4.9%
Fixed income funds	159	172	-7.6%
Total EAM managed net assets	2,260	2,175	3.9%
Daily Income Fund managed by Reich & Tang Asset Management LLC (“Reich & Tang”)	51	58	-12.1%
Total net assets	$2,311	$2,233	3.5%

Shares of the variable annuity funds, Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (GIAC).

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the three months ended July 31, 2014, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,787,000, 12b-1 fees and other fees of $1,360,000 and other income of $5,000.  For the same period, total investment management fee waivers for the Value Line Core Bond Fund were $14,000 and 12b-1 fee waivers for six Value Line Funds were $128,000.  During the three months ended July 31, 2014, EAM’s net income was $378,000 after giving effect to Value Line’s non-voting revenues interest of $1,833,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the three months ended July 31, 2013, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,485,000, 12b-1 fees and other fees of $1,119,000 and other income of $2,000.  For the same period, total investment management fee waivers for one fund were $24,000 and 12b-1 fee waivers for eight Value Line Funds were $523,000.  During the three months ended July 31, 2013, EAM’s net income was $343,000 after giving effect to Value Line’s non-voting revenues interest of $1,598,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of July 31, 2014, six of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place.  Fee waivers for certain of the Value Line Funds including all of the 12b-1 fees being waived cannot be recouped.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.  As of August 1, 2013, EULAV Securities began to receive additional 12b-1 revenues from select Value Line Funds.  Waivers were removed or reduced on two funds, in an effort to continue to expand the marketing programs.  As a result, EAM committed to sponsor events in the latter portion of 2013 with its biggest platform, Schwab.  In November 2013, the Value Line Funds exhibited at the Schwab Impact 2013 conference with over 2000 RIAs in attendance.  The EAM management was able to meet with RIAs and key staff members of Schwab’s distribution platform

The Value Line equity and hybrid funds’ assets represent 72%, variable annuity funds issued by GIAC represent 21%, and fixed income fund assets represent 7%, respectively, of total fund assets under management (“AUM”) as of July 31, 2014.  At July 31, 2014, equity, hybrid and GIAC variable annuities AUM increased by 5% and fixed income AUM decreased by 8% as compared to the prior fiscal year.

 As of July 31, 2014, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

In a strong market environment, performance of some Value Line Funds slightly lagged competitors’ in this fiscal year.   One of the eight equity and hybrid funds is in the top quartile of their respective peer groups for one year while three of the eight are in the top quartile for the three year period according to Lipper.  At this time last year, two were in the top quartile for one year and five were in the top quartile for three years.

Value Line equity funds continue to be recognized for both their excellent performance and lower-risk profile.  Value Line Funds are now widely found at hundreds of broker/dealers, registered investment advisors (“RIAs”) and retirement plans.  The Value Line Asset Allocation Fund which reached $200 million in assets in October 2013 continues to be on the Schwab Mutual Fund OneSource Select List® since August 2012. The fund is one of only seven asset allocation funds among the 23 third-party funds selected for the Additional Fund Categories section.  The Value Line Asset Allocation Fund was also added to the Schwab Select List Advisor Edition™ for the fourth calendar quarter of 2013 providing even more exposure.  The Value Line Asset Allocation Fund  is the only fund in Morningstar’s Aggressive Allocation category (out of 124 funds) to have top 20% performance for the 3, 5, 10, and 15 year periods with “Overall Below Average” risk as of September 31, 2013.   During the fiscal quarter ended October 31, 2013, the Value Line Small Cap Opportunities Fund was added to a select list at Lincoln Financial.  For the ten year period ended December 31, 2013, the Value Line Small Cap Opportunities Fund outperformed both the Morningstar Small Growth and Mid-Cap Growth category averages and did so with 16% and 8% less risk, as measured by standard deviation, respectively.   In Kiplinger’s annual mutual fund rankings published in September 2013, three funds, Asset Allocation and Small Cap, both were ranked as top 10 performers for varying periods.  The Value Line Small Cap Opportunities Fund remains a “Fund Pick” at Fidelity®.

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

EAM - The Company’s non-voting revenues and non-voting profits interests

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2014	2013	Change
Non-voting revenues interest	$1,833	$1,598	14.7%
Non-voting profits interest	189	171	10.5%
	$2,022	$1,769	14.3%

During the three months ended July 31, 2014, the Company recorded revenues of $2,022,000, consisting of $1,833,000, from its non-voting revenues interest in EAM and $189,000, from its non-voting profits interest in EAM without incurring any directly related expenses.  During the three months ended July 31, 2013, the Company recorded revenues of $1,769,000, consisting of $1,598,000, from its non-voting revenues interest in EAM and $171,000, from its non-voting profits interest in EAM.

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2014	2013	Change
Advertising and promotion	$975	$1,043	-6.5%
Salaries and employee benefits	4,115	3,900	5.5%
Production and distribution	1,640	1,542	6.4%
Office and administration	1,278	1,998	-36.0%
Total expenses	$8,008	$8,483	-5.6%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses of $8,008,000 for the three months ended July 31, 2014, decreased $475,000, or 5.6%, as compared to the three months ended July 31, 2013.  The decrease in expenses resulted primarily from a $615,000 decrease in rent expense and one less direct mail campaign in fiscal 2015.

Advertising and promotion

Advertising and promotion expenses during the three months ended July 31, 2014 decreased $68,000 or 6.5%, as compared to the prior year period, mainly due to a $243,000 decline in direct mail costs with one less direct mail campaign in the first quarter of fiscal 2015 compared to fiscal 2014 offset by an increase in third-party client support expenses for the new product launch in July 2014 and in-house renewal solicitation costs.

Salaries and employee benefits

Salaries and employee benefits of $4,115,000 during the three months ended July 31, 2014 are $215,000 above last fiscal year primarily as a result of an increase in the internal telemarketing staff.

Production and distribution

Production and distribution expenses of $1,640,000 during the three months ended July 31, 2014 increased 6.4% as compared to fiscal 2014.  During the three months ended July 31, 2014, an increase of $131,000 was attributable to additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, website development and new service oriented production architecture.  The increase in expenses was partially offset by a $43,000 decrease in paper and printing costs due to gradually decreasing use of paper as some subscribers migrate to digital services.

Office and administration

The Company’s move to new headquarters in the second quarter of fiscal 2014 resulted a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms for the new office space between Value Line, Inc. and Citibank, with the office move also responsible in part for a decline in maintenance, taxes and utilities for our New York City headquarters. The rental expenses during the fiscal quarter ended July 31, 2013 included additional one time overlapping rent of $304,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013.

Total office and administration expenses of $1,278,000 during the three months ended July 2014 decreased $720,000 or 36%, as compared to the prior fiscal year.  For the three months ended July 2014, office and administration expenses included a $615,000 decrease in rent, decrease in real estate taxes, building maintenance and utilities expenses.

Income from Securities Transactions, net

During the three months ended of July 2014 the Company’s income from securities transactions, net, which included primarily dividend income, was $41,000, a $3,000 increase over the prior fiscal year.  There were no sales, or gains or losses from sales of equity securities during the three months ended July 2014 and July 2013.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income, for the three months ended July 31, 2014 and July 31, 2013 was 34.86% and 36.51%, respectively. The Company’s effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities.  The fluctuation in the effective income tax rate during fiscal 2015 is attributable to an increase in unincorporated business tax credits in New York City and an increase in the domestic production tax credit.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $8,201,000 and $11,019,000 as of July 31, 2014 and July 31, 2013, respectively.  These amounts include short term unearned revenues of $20,663,000 and $21,176,000 reflected in total current liabilities at July 31, 2014 and July 31, 2013, respectively.  Cash and short term securities were $16,007,000 as of July 31, 2014 and $11,924,000 as of July 31, 2013.

The Company’s cash and cash equivalents include $6,506,000 and $3,758,000 at July 31, 2014 and July 31, 2013, respectively, invested primarily in savings accounts at commercial banks and Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company’s cash inflows from operating activities were $1,353,000 during the three months ended July 31, 2014 and cash outflows were $790,000 during the three months ended July 31, 2013, respectively.  The change in cash flows from fiscal 2014 to fiscal 2015 were primarily due to a $593,000 increase in operating income, the slowdown in the decline of unearned revenues as conversion and renewal subscription order activity increased, the timing of the payment of income taxes, and the decrease in accounts receivable.

Cash from investing activities

The Company’s cash inflows from investing activities were $1,285,000 during the three months ended July 31, 2014 and cash outflows from investing activity during the three months ended July 31, 2013 were $322,000, respectively.  Cash inflows from investing activities for the three months ended July 31, 2014 were higher than the prior year primarily due to the Company’s decision to reinvest in the inverse ETF securities available-for-sale during the prior fiscal year and increased receipts from EAM Trust from the Company’s non-voting revenues interest and non-voting profits interest.  The Company expects that investing activities should provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions from EAM.

Cash from financing activities

The Company’s cash outflows from financing activities were $1,514,000 and $1,707,000 during the three months ended July 31, 2014 and July 31, 2013, respectively.  Cash outflows from financing activities for the three months ended July 31, 2014, were lower primarily due to the decrease in the repurchase of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program and slightly lower dividends paid as a result of the decrease in common shares outstanding.  The Company expects financing activities to continue to include use of cash for dividend payments and treasury stock purchases for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business, together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM, will be sufficient to finance current and forecasted liquidity needs for the next twelve months and does not anticipate making any borrowings during the next twelve months.   As of July 31, 2014, retained earnings were $33,747,000 and liquid assets were $16,007,000.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions, paid in advance. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

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

Interest Rate Risk

At July 31, 2014, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

As of July 31, 2014 and April 30, 2014 the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $8,847,000 and $8,847,000 and the market value was $9,095,000 and $9,226,000, respectively.

($ in thousands)
				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2014	Equity Securities and ETFs held for dividend yield	$5,241	30% increase	$6,813	3.03%
			30% decrease	3,669	-3.03%
As of July 31, 2014	Inverse ETF Holdings	3,854	30% increase	2,698	-2.23%
			30% decrease	5,010	2.23%
As of July 31, 2014	Total	$9,095	30% increase	$9,511	0.80%
			30% decrease	$8,679	-0.80%

($ in thousands)				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2014	Equity Securities and ETFs held for dividend yield	$5,292	30% increase	$6,880	3.10%
			30% decrease	3,704	-3.10%
As of April 30, 2014	Inverse ETF Holdings	3,934	30% increase	2,754	-2.30%
			30% decrease	5,114	2.30%
As of April 30, 2014	Total	$9,226	30% increase	$9,634	0.80%
			30% decrease	$8,818	-0.80%

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014 filed with the SEC on July 21, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)       Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2014.   All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2014	3,053	$13.62	3,053	$2,225,000
June 1 - 30, 2014	-	-	-	$2,225,000
July 1 - 31, 2014	-	-	-	$2,225,000
Fiscal Quarter	3,053	$13.62	3,053	$2,225,000

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

Date:  September 11, 2014

