Form 10-Q
period 2015-01-31
VALUE LINE INC
filed 2015-03-13
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2015

Common stock, $0.10 par value	9,812,868 Shares

VALUE LINE INC.

Part I - Financial Information
  Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	January 31,	April 30,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $5,005 and $5,482, respectively)	$6,651	$5,788
Securities available-for-sale	9,200	9,226
Accounts receivable, net of allowance for doubtful accounts of $39 and $39, respectively	1,290	1,206
Prepaid and refundable income taxes	94	175
Prepaid expenses and other current assets	1,298	1,507
Deferred income taxes	279	364
Total current assets	18,812	18,266

Long term assets:
Investment in EAM Trust	58,066	57,850
Property and equipment, net	3,741	3,863
Capitalized software and other intangible assets, net	7,015	6,896
Total long term assets	68,822	68,609

Total assets	$87,634	$86,875

Liabilities and Shareholders’ Equity Current Liabilities:
Accounts payable and accrued liabilities	$2,122	$2,429
Accrued salaries	1,151	1,349
Dividends payable	1,472	1,472
Accrued taxes on income	624	316
Unearned revenue	19,942	21,490
Total current liabilities	25,311	27,056

Long term liabilities:
Unearned revenue	4,910	3,634
Deferred charges	217	367
Deferred income taxes	22,223	22,520
Total long term liabilities	27,350	26,521
Total liabilities	52,661	53,577

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	34,962	33,183
Treasury stock, at cost (187,132 and 182,071 shares, respectively)	(2,193)	(2,122)
Accumulated other comprehensive income, net of tax	213	246
Total shareholders’ equity	34,973	33,298

Total liabilities and shareholders’ equity	$87,634	$86,875

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Revenues:
Investment periodicals and related publications	$8,203	$8,554	$25,023	$25,056
Copyright data fees	660	720	2,171	2,183
Total revenues	8,863	9,274	27,194	27,239

Expenses:
Advertising and promotion	963	1,030	3,316	3,188
Salaries and employee benefits	3,992	4,155	11,946	12,020
Production and distribution	1,859	1,737	5,258	4,798
Office and administration	1,198	1,344	3,715	5,110
Total expenses	8,012	8,266	24,235	25,116
Income from operations	851	1,008	2,959	2,123

Revenues and profits interests in EAM Trust	2,024	1,974	5,995	5,597
Income from securities transactions, net	96	70	203	142
Income before income taxes	2,971	3,052	9,157	7,862
Income tax provision	794	1,026	2,962	2,775
Net income	$2,177	$2,026	$6,195	$5,087

Earnings per share, basic & fully diluted	$0.22	$0.21	$0.63	$0.52

Weighted average number of common shares	9,813,371	9,826,336	9,813,973	9,845,925

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Net income	$2,177	$2,026	$6,195	$5,087

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	(16)	(87)	(33)	(48)
Other comprehensive income (loss)	(16)	(87)	(33)	(48)
Comprehensive income	$2,161	$1,939	$6,162	$5,039

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,195	$5,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,904	1,514
Non-voting revenues interest in EAM Trust	(5,498)	(5,028)
Non-voting profits interest in EAM Trust	(497)	(569)
Unrealized gains on securities	(45)	-
Deferred rent	(150)	617
Deferred income taxes	133	632
Changes in operating assets and liabilities:
Unearned revenue	(272)	(710)
Reserve for settlement	(54)	(141)
Operating lease exit obligation	-	(36)
Accounts payable & accrued expenses	(253)	(194)
Accrued salaries	(198)	(108)
Accrued taxes on income	(44)	995
Prepaid and refundable income taxes	81	-
Prepaid expenses and other current assets	209	366
Accounts receivable	(84)	(157)
Total adjustments	(4,768)	(2,819)
Net cash provided by operating activities	1,427	2,268

Cash flows from investing activities:
Purchases of securities classified as available-for-sale	(57)	(2,589)
Proceeds from sales of securities classified as available-for-sale	57	36
Distributions received from EAM Trust	5,824	5,208
Acquisition of property and equipment	(99)	(137)
Expenditures for capitalized software	(1,802)	(1,874)
Net cash provided by investing activities	3,923	644

Cash flows from financing activities:
Purchase of treasury stock at cost	(71)	(509)
Dividends paid	(4,416)	(4,435)
Net cash used in financing activities	(4,487)	(4,944)
Net change in cash and cash equivalents	863	(2,032)
Cash and cash equivalents at beginning of year	5,788	6,840
Cash and cash equivalents at end of period	$6,651	$4,808

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders’ Equity
For the Nine Months Ended January 31, 2015
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2014	10,000,000	$1,000	$991	(182,071)	$(2,122)	$33,183	$246	$33,298

Net income						6,195		6,195
Change in unrealized gains on securities, net of taxes							(33)	(33)
Purchase of treasury stock				(5,061)	(71)			(71)
Dividends declared						(4,416)		(4,416)
Balance at January 31, 2015	10,000,000	$1,000	$991	(187,132)	$(2,193)	$34,962	$213	$34,973

Dividends declared per share were $0.15 for each of the three months ending July 31, 2014, October 31, 2014 and January 31, 2015.

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
January 31, 2015
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

The Consolidated Condensed Balance Sheets as of January 31, 2015 and April 30, 2014, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 filed with the SEC on July 21, 2014 (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
January 31, 2015
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

The Company classifies its securities available-for-sale as current assets to properly reflect their liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,005	$-	$-	$5,005
Securities available-for-sale	9,200	-	-	9,200
	$14,205	$-	$-	$14,205

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2015
(Unaudited)

	As of April 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,482	$-	$-	$5,482
Securities available-for-sale	9,226	-	-	9,226
	$14,708	$-	$-	$14,708

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2015 and April 30, 2014, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of January 31, 2015, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2015 and April 30, 2014, cash equivalents included $5,005,000 and $5,482,000, respectively, for amounts invested in savings accounts at commercial banks and investments in money market mutual funds that invest in short term U.S. government securities.

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

Equity Securities:
Equity securities classified as available-for-sale, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions. As of January 31, 2015 and April 30, 2014, the Company held equity securities consisting primarily of ETFs and select common stock holdings of blue chip companies with a concentration on large capitalization companies with high relative dividend yields, all classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of January 31, 2015 and April 30, 2014, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.

As of January 31, 2015 and April 30, 2014, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares, and inverse equity index ETFs, was $8,871,000 and $8,847,000, respectively, and the fair value was $9,200,000 and $9,226,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2015
(Unaudited)

There were no sales or proceeds from sales of equity securities during the nine months ended January 31, 2015 and January 31, 2014. The decrease in gross unrealized gains on equity securities classified as available-for-sale of $51,000, net of deferred taxes of $18,000 was included in Shareholders’ Equity at January 31, 2015. The decrease in gross unrealized gains on equity securities classified as available-for-sale of $74,000, net of deferred  taxes of $26,000 was included in Shareholders’ Equity at January 31, 2014.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of January 31, 2015 and April 30, 2014, accumulated other comprehensive income included unrealized gains of $329,000 and $379,000, net of deferred taxes of $116,000 and $133,000, respectively.

The carrying value and fair value of securities available-for-sale at January 31, 2015 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$101	$68	$(17)	$152
ETFs - equities	3,902	1,505	(1)	5,406
Inverse ETFs - equities	4,868	-	(1,226)	3,642
	$8,871	$1,573	$(1,244)	$9,200

The carrying value and fair value of securities available-for-sale at April 30, 2014 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$101	$47	$(12)	$136
ETFs - equities	3,878	1,280	(2)	5,156
Inverse ETFs - equities	4,868	-	(934)	3,934
	$8,847	$1,327	$(948)	$9,226

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2015	2014	2015	2014
Dividend income	$42	$36	$119	$109
Capital gain distributions from ETF’s	57	36	57	36
Interest income	-	1	3	2
Other	(3)	(3)	24	(5)
Total income from securities transactions, net	$96	$70	$203	$142

Investment in Unconsolidated Entities:
Equity Method Investment:

As of January 31, 2015 and April 30, 2014, the Company’s investment in EAM Trust, on the Consolidated Condensed Balance Sheets was $58,066,000 and $57,850,000, respectively.

The value of VLI’s investment in EAM at January 31, 2015 and April 30, 2014 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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
January 31, 2015
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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2015	2014	2015	2014
Investment management fees earned from the Value Line Funds, net of fee waivers	$3,792	$3,750	$11,269	$10,815
12b-1 fees and other fees, net of fee waivers	$1,385	$1,344	$4,094	$3,757
Other income	$4	$3	$13	$13
Investment management fee waivers (1)	$74	$22	$143	$69
12b-1 fee waivers (1)	$378	$396	$1,147	$1,298
Value Line’s non-voting revenues interest	$1,862	$1,767	$5,498	$5,028
EAM’s net income (2)	$324	$414	$994	$1,138

(1) During fiscal 2015 and 2014, investment management fee waivers related primarily to one of the Value Line Fixed Income Mutual Funds.  During fiscal 2015 and 2014, the 12b-1 fee waivers related primarily to six and seven of the Value Line Mutual Funds, respectively.

(2) Represents EAM’s net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	January 31,	April 30,
($ in thousands)	2015	2014
	(unaudited)
EAM’s total assets	$60,112	$59,965
EAM’s total liabilities (1)	(3,117)	(3,158)
EAM’s total equity	$56,995	$56,807

(1) At January 31, 2015 and April 30, 2014, EAM’s total liabilities included a payable to VLI for its distributable share of accrued non-voting revenues and non-voting profits interests of $2,008,000 and $1,887,000, respectively.

Note 3 - Variable Interest Entity

The Company retained a non-voting revenues interest and a 50% non-voting profits interest in EAM, which was formed as a result of the Restructuring Transaction on December 23, 2010, to carry on the asset management and mutual fund distribution businesses formerly conducted by the Company. EAM is considered to be a VIE. The Company makes its determination for consolidation of EAM as a VIE based on a qualitative assessment of the purpose and design of EAM, the terms and characteristics of the variable interests in EAM, and the risks EAM is designed to originate and pass through to holders of variable interests. Other than EAM, the Company does not have an interest in any other VIEs.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2015
(Unaudited)

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2015 (unaudited)	$60,112	$58,066	$-	$58,066
As of April 30, 2014	$59,965	$57,850	$-	$57,850

(1)  Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

	Nine Months Ended January 31,
($ in thousands)	2015	2014
State and local income tax payments	$(299)	$(97)
Federal income tax payments to the Parent	$(2,560)	$(1,054)

Note 5 - Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the nine months ended January 31, 2015 and January 31, 2014, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Condensed Statements of Income, was $299,000 and $251,000, respectively.

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

As of January 31, 2015 and January 31, 2014, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. Additionally, as of January 31, 2015 and January 31, 2014, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the nine months ended January 31, 2015 are as follows:

($ in thousands)	Amount Before Tax	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$(51)	$18	$(33)

	$(51)	$18	$(33)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders’ Equity for the nine months ended January 31, 2014 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$(74)	$26	$(48)

	$(74)	$26	$(48)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2015
(Unaudited)

Note 7 - Related Party Transactions:

Investment Management (overview):

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interest in these businesses was restructured as a non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests going forward, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2015, were $2.34 billion, 1.6% above total assets of $2.31 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2014. The increase is primarily a result of net appreciation in equity assets under management partially offset by net redemptions within the Value Line Funds.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and at least 90% of the Company’s 50% interest in the residual profits of EAM which are payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated for distribution each fiscal quarter was 49.18%, 49.63% and 49.80% during the first, second and third quarters of fiscal 2015, respectively. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 46.66%, 47.27% and 47.91%, during the first, second and third quarters of fiscal 2014, respectively. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Condensed Balance Sheets, and not yet paid, were $2,008,000 and $1,887,000 at January 31, 2015 and April 30, 2014, respectively.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2015	2014	2015	2014
Non-voting revenues interest in EAM	$1,862	$1,767	$5,498	$5,028
Non-voting profits interest in EAM	162	207	497	569
	$2,024	$1,974	$5,995	$5,597

Transactions with Parent:

During the nine months ended January 31, 2015 and January 31, 2014, the Company was reimbursed $104,000 and $113,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. There were no receivables from affiliates including receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2015 and April 30, 2014.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $2,560,000 and $1,054,000 to the Parent during the nine months ended January 31, 2015 and January 31, 2014, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of January 31, 2015, the Parent owned 87.98% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2015	2014	2015	2014
Current tax expense:
Federal	$716	$949	$2,668	$2,003
State and local	9	66	161	140
Current tax expense	725	1,015	2,829	2,143
Deferred tax expense:
Federal	198	(9)	198	521
State and local	(129)	20	(65)	111
Deferred tax expense	69	11	133	632
Income tax provision:	$794	$1,026	$2,962	$2,775

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2015
(Unaudited)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2015	2014
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(116)	$(134)
Operating lease deferred obligation	70	70
Deferred professional fees	33	36
Deferred charges	247	327
Total federal tax benefit	234	299

State and local tax benefits:
Other	45	65
Total state and local tax benefits	45	65
Deferred tax asset, short term	$279	$364

	January 31,	April 30,
($ in thousands)	2015	2014
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	2,474	2,416
Other	548	646
Total federal tax liability	20,082	20,122

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,942	2,181
Deferred non-cash post-employment compensation	(68)	(76)
Depreciation and amortization	271	298
Deferred professional fees	(43)	(5)
Other	39	-
Total state and local tax liabilities	2,141	2,398
Deferred tax liability, long term	$22,223	$22,520

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full fiscal year. The Company uses the effective income tax rate determined, to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2015 and January 31, 2014 was 32.35% and 35.30%, respectively. The Company’s annual effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2015 is primarily attributable to the writeoff of the tax bases of goodwill, effect of the reduction in the allocation factors on the state and local deferred tax liability (primarily the gain on deconsolidation of EAM), reversal of excess income tax accruals established in past years that were resolved upon completion of the prior NYC and IRS audits and an increase in the domestic production tax credits.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2015	2014
U.S. statutory federal rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	0.09%	1.97%
Effect of dividends received deductions	-0.36%	-0.42%
Domestic production tax credit	-0.62%	-0.46%
Writeoff of goodwill	-1.85%	0.00%
Other, net	0.09%	-0.79%
Effective income tax rate	32.35%	35.30%

The Company believes that, as of January 31, 2015, there were no material uncertain tax positions that would require disclosure under GAAP.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2015
(Unaudited)

The Company is included in the consolidated federal income tax return of the Parent.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company’s liability/(benefit) as if it filed a separate return.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years 2013, 2012, and 2011 are subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities.  During May 2014, New York City concluded its examination of the Company’s income tax returns for the three years through fiscal year 2011, which resulted in no changes that had any adverse effect on the Company’s financial statements.  The Company’s tax returns for the fiscal years ended April 30, 2013 and 2012 are being examined by the Internal Revenue Service (IRS) and by New York City (NYC). The Company does not expect the audit examinations to have a material effect on its financial statements.

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

	January 31,	April 30,
($ in thousands)	2015	2014
Land	$726	$726
Building and leasehold improvements	5,024	5,024
Furniture and equipment	5,182	5,312
	10,932	11,062
Accumulated depreciation and amortization	(7,191)	(7,199)
Total property and equipment, net	$3,741	$3,863

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

The Company capitalized $1,802,000 and $1,874,000 related to the development of software for internal use for the nine months ended January 31, 2015 and 2014, respectively, of which $1,792,000 and $1,823,000 related to development costs for  the digital production software  project and $10,000 and $51,000 related to a new fulfillment system, respectively.  Total capitalized software includes $1,195,000 and $1,255,000 of internal costs to develop software and $607,000 and $619,000 of third party programmers’ costs for the nine months ended January 31, 2015, and January 31, 2014, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 5 years.  Total amortization expenses for the nine months ended January 31, 2015 and January 31, 2014, were $1,683,000 and $1,310,000, respectively.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2015
(Unaudited)

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2014 (1)(2)(3)	182,071	$2,122	$11.65	$2,268
Purchases effected in open market during the quarters ended:
July 31, 2014	3,053	42	$13.76	$2,226
Oct. 31, 2014	2,008	29	$14.44	$2,197
Jan. 31, 2015	-	-	$-	$2,197
Balance as of January 31, 2015	187,132	$2,193	$11.72

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

Note 12 - Lease Commitments:

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line has leased approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on July 1, 2013 and ending on February 27, 2017 (“Sublease”).  On August 16, 2013, the Company moved to the Building which became its new corporate office facility.  Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The Sublease terms have provided for a significant decrease in the Company’s annual rental expenses.  The Company recorded a deferred charge on its Consolidated Condensed Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first nine months of the sublease.

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
$2,692

For the nine months ended January 31, 2015 and 2014, rental expenses were $951,000 and $1,896,000, respectively.  The rental expenses during fiscal 2014 included an additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013.  The additional rent was offset by a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms between Value Line, Inc. and Citibank.

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
●
other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2014 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2014; and other risks and uncertainties arising from time to time.

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

The Company’s target audiences within the investment research field include individual investors, colleges, libraries, and investment management professionals. Individuals come to Value Line for complete research in one package.  Institutional licensees consist of corporations, financial professionals, colleges, and municipal libraries.  Libraries and universities offer the Company’s detailed research to their patrons and students.  Investment management professionals use the research and historical information in their day-to-day businesses.  The Company has a dedicated department that solicits institutional subscriptions.  Fees in institutional relationships vary, for example, by the university or college enrollment, number of users, and nature of the use.

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

Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees.  The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Current distribution is set at 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.  Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.18%, 49.63%, and 49.80% during the first, second and third quarters of fiscal 2015, respectively, and 46.66%, 47.27% and 47.91% during the first, second and third quarters of fiscal 2014, respectively

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line Proprietary Ranking System information to EAM without charge or expense.

Business Environment

During calendar 2014, the nation's economy which faltered early in the year because of weather-related issues, increased by a credible 2.4%, underpinned by healthy contributions from personal consumption expenditures, nonresidential fixed investment, residential fixed investment, and private inventory investment. The growth was modestly better than the 2.2% gain recorded in 2013. Looking forward, an improving employment outlook, decent housing metrics, and ongoing resilience on the business investment front should help the economy grow by a modest 2.0% to 2.5% in the U.S. gross domestic product in 2015.

Unfortunately, our relative optimism on the domestic front does not carry over to the global side, where Europe is moving back and forth between a listless recovery and a series of business setbacks, now worsened by growing fears of deflation. Thus far, the global ills have not had a material impact on the United States, and our belief is that this will continue to be the case in the months to come.

Meanwhile, we would expect the Federal Reserve to retain accommodative monetary policies over the next year or so, with just incremental increases in short-term borrowing costs (directly controlled by the central bank) probably starting to take hold during the second half of 2015. Underscoring our monetary view is the modest scope of the economic expansion at home, the persistent below-target inflation in the United States, and lingering uncertainties overseas, especially concerns about flagging growth and deflation.

Finally, the highly accommodative monetary policies being kept in place by the Federal Reserve have helped to extend the long bull market in equities, an uptrend that we think can persist in the months to come based on our quantitative model, survival of the bull market assures that the central bank can fashion a soft landing on the monetary front when it starts to pull back from its maintenance of historically low interest rates.

Results of Operations for the Three and Nine months Ended January 31, 2015 and January 31, 2014

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2015	2014	Change	2015	2014	Change
Income from operations	$851	$1,008	-15.6%	$2,959	$2,123	39.4%
Revenues and profits interests from EAM Trust	$2,024	$1,974	2.5%	$5,995	$5,597	7.1%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$2,875	$2,982	-3.6%	$8,954	$7,720	16.0%
Operating expenses	$8,012	$8,266	-3.1%	$24,235	$25,116	-3.5%
Income from securities transactions, net	$96	$70	37.1%	$203	$142	43.0%
Income before income taxes	$2,971	$3,052	-2.7%	$9,157	$7,862	16.5%
Net income	$2,177	$2,026	7.5%	$6,195	$5,087	21.8%
Earnings per share	$0.22	$0.21	4.8%	$0.63	$0.52	21.2%

During the three months ended January 31, 2015, the Company’s net income of $2,177,000, or $0.22 per share, was $151,000 or 7.5% above net income of $2,026,000, or $0.21 per share, for the three months ended January 31, 2014.  During the nine months ended January 31, 2015, the Company’s net income of $6,195,000, or $0.63 per share, was $1,108,000 or 21.8% above net income of $5,087,000, or $0.52 per share, for the nine months ended January 31, 2014.  During the nine months ended January 31, 2015 there were 9,813,973 average common shares outstanding as compared to 9,845,925 average common shares outstanding during the nine months ended January 31, 2014.  Income from operations of $2,959,000 for the nine months ended January 31, 2015 which included additional depreciation and amortization expense of $390,000 was $836,000 above income from operations of $2,123,000 for the nine months ended January 31, 2014.  Income from operations for the nine months ended January 31, 2014 included one time overlapping rent expense of $771,000 for the previously occupied office facilities during the short term lease extension that ended September 15, 2013.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2015	2014	Change	2015	2014	Change
Investment periodicals and related publications:
Print	$4,118	$4,705	-12.5%	$12,809	$13,972	-8.3%
Digital	4,085	3,849	6.1%	12,214	11,084	10.2%
Total investment periodicals and related publications	8,203	8,554	-4.1%	25,023	25,056	-0.1%
Copyright data fees	660	720	-8.3%	2,171	2,183	-0.5%
Total publishing revenues	$8,863	$9,274	-4.4%	$27,194	$27,239	-0.2%

Total publishing revenues from investment periodicals and related publications excluding copyright data fees were $8,203,000 during the three months ended January 31, 2015, which is 4.1% below the total publishing revenues excluding copyright data fees of $8,554,000 during the three months ended January 31, 2014.  During the nine months ended January 31, 2015 total publishing revenues from investment periodicals and related publications excluding copyright data fees were $25,023,000, which is comparable to the total publishing revenues excluding copyright data fees of $25,056,000 during the nine months ended January 31, 2014.

As a result of the completion of the Restructuring Transaction on December 23, 2010, investment management activity is reported as non-voting revenues and non-voting profits interests in EAM and is not included in operating revenues.

Within investment periodicals and related publications, subscription sales orders relate to print and digital products.  The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales orders

	Three Months Ended January 31,				Nine Months Ended January 31,
	2015		2014		2015		2014
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	13.5%	31.0%	17.2%	22.9%	12.2%	28.0%	20.6%	26.5%
Conversion and Renewal Sales	86.5%	69.0%	82.8%	77.1%	87.8%	72.0%	79.4%	73.5%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the nine months ended January 31, 2015 new sales of print publications decreased as a percent of the total gross sales while conversion and renewal revenues increased from last fiscal year as a result of increased resources of the in-house Telemarketing department.  New sales of digital products in fiscal 2015 showed a marked increase over the prior fiscal year.

	As of Jan. 31,	As of April 30,	As of Jan. 31,	Change
($ in thousands)	2015	2014	2014	Jan-15 vs. Apr-14	Jan-15 vs. Jan-14
Unearned subscription revenue (current and long term liabilities)	$24,852	$25,124	$23,999	-1.1%	3.6%

Unearned subscription revenue as of January 31, 2015 is 1.1% below April 30, 2014 and 3.6% above January 31, 2014.  A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns or large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $25,023,000 for the nine months ended January 31, 2015 were comparable to the prior fiscal year.  The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel.  Total product line circulation at January 31, 2015 was 1.0% above total product line circulation at January 31, 2014. The Company has been successful in growing revenues from digitally-delivered investment periodicals.  Institutional Sales generated total sales orders of $9,314,000 for the nine months ended January 31, 2015, which were 6.4%, above comparable total sales orders of $8,753,000 for the nine months ended January 31, 2014.  We have also benefited from “converting” some customers from retail to professional price services.

           Print publication revenues decreased $1,163,000 or 8.3% for the nine months ended January 31, 2015 from fiscal 2014.  Earned revenues from institutional print publications increased $77,000 or 5.4% for the nine months ended January 31, 2015 as compared to the prior fiscal year.  Print publications revenues from retail subscribers decreased $1,240,000 or 9.9% for the nine months ended January 31, 2015, as compared to the prior fiscal year.  Total print circulation at January 31, 2015 was 2.9% below total print circulation at January 31, 2014.  Continuing factors that have contributed to the decline in the retail print investment periodicals and related publications revenues include competition in the form of free or low cost digital investment research on the Internet, research provided by brokerage firms at no direct cost to their clients, and user preference for digital services.  It is expected that print revenues will continue to decline long term, while we emphasize circulation of our digital offerings.

Digital publications revenues increased $1,130,000 or 10.2% for the nine months ended January 31, 2015 as compared to the prior fiscal year.  Earned revenues from institutional digital publications increased $973,000 or 13.5% for the nine months ended January 31, 2015, as compared to the prior fiscal year. Digital publications revenues from retail subscribers increased $157,000 or 4.0% for the nine months ended January 31, 2015, as compared to the prior fiscal year.  At January 31, 2015 total digital product circulation has increased 8.7% above total digital product circulation at January 31, 2014.

            The Company has relied more on its personnel selling efforts in both the institutional segment and retail retention and sales division as the ability to grow revenues through traditional direct marketing plateaus.  The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Consistent with the experience of other print publishers in many fields, the Company has found that its roster of print customers has been gradually declining as individuals migrate to various digital services including the Company’s.  Individual investors interested in digitally-delivered investment information have access to both free and subscription equity research from many sources.

Value Line serves individual and professional investors who pay, either on a regular monthly plan or annual subscription plan for basic services or as much as $100,000 or more annually for extensive premium quality research, not obtainable elsewhere.  The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research.

The Company has established the goal of developing competitive products and marketing them effectively through traditional as well as internet and mobile channels. Towards that end, the Company continues to maintain competitive digital delivery formats.

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is also required to be made available to EAM for specific uses without charge.  The Ranking System is designed to be predictive over a six to twelve month period.  For the six month periods ended January 31, 2015, the combined Ranking System “Rank 1 & 2” stocks decreased 3.0% underperforming the S&P 500 Index’s increase of 0.8% and the Rank “4  & 5” stocks increase of 1.6% during the comparable period.  For the twelve month period ended January 31, 2015, the combined Ranking System “Rank 1 & 2” stocks increased 7.0% underperforming the S&P 500 Index’s increase of 11.92% and outperforming the 2.9% increase in the Value Line Rank “4 & 5” stocks and the Russell 2000 Index’s increase of 3.05% during the comparable period.  The underperformance vs. the S&P 500 Index is partly attributable to the weighting of the Value Line stock universe mainly towards smaller capitalization issues than the S&P 500 Index.

During the three and nine months ended January 31, 2015, copyright data fees decreased $60,000 or 8.3%, and $12,000 or less than 1%, respectively, as compared to the prior fiscal year.  As of January 31, 2015, total third party sponsored assets were attributable to five contracts for copyright data representing $2.2 billion in various products, as compared to four contracts for copyright data representing $2.9 billion in assets at January 31, 2014.  The decrease in assets managed by third party sponsors resulted from a shift in assets in one of the underlying portfolios during February 2014 to a new subadviser which was beyond Value Line’s control with an additional  copyright data client indicating they intend to reassign assets in their portfolios effective for our first quarter of fiscal 2016, to a management approach independent of our copyright data program.  The Company signed a new copyright data contract in the third fiscal quarter of 2015, and the three new exchange-traded funds subject to that contract began trading in March, 2015.  While we continue to seek new copyright data arrangements with existing and new partners, it clearly will take considerable time to make up a material part of the asset reductions, if the Company can do so at all.  The field is competitive and a decline in competitive fee scales has been observed.

Our Quantitative Research department has several “models,” or methods of selecting stocks and mutual funds to buy or sell, which are promising based on computerized testing performed thus far.  We are unable to project when substantial additional assets may come under the management of Value Line-linked selection models.

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

Investment management fees and services – (unconsolidated)

The Company no longer reports this operation as a separate business segment, although the Company still maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests.  Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2015, were $2.34 billion, which is $36 million, or 1.6%, above total assets of $2.31 billion in the Value Line Funds managed by EAM at January 31, 2014.

Value Line Mutual Funds

Total Net Assets

	As of January 31,
($ in millions)	2015	2014	Change
Variable annuity assets (“GIAC”)	$463	$482	-3.9%
All other open end equity and hybrid fund assets	1,676	1,608	4.2%
Total equity and hybrid funds	2,139	2,090	2.3%
Fixed income funds	156	163	-4.3%
Total EAM managed net assets	2,295	2,253	1.9%
Daily Income Fund managed by Reich & Tang Asset Management LLC (“Reich & Tang”)	48	54	-11.1%
Total net assets	$2,343	$2,307	1.6%

Shares of the variable annuity funds, Value Line Strategic Asset Management Trust (“SAM”), Value Line Centurion Fund (“Centurion”) and Value Line VIP Equity Advantage Fund (“VIP”) (see below) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (GIAC).  GIAC has committed to an eventual broadening of marketing of Value Line linked products, but the effects will be apparent gradually.

On January 2nd, the Value Line VIP Equity Advantage Fund was launched.  The fund is an open end fund that invests primarily in a basket of closed-end funds.  The fund will be exclusively available in the Guardian Pro Series Variable Annuities in the coming months.  EAM partnered with Worthington Capital Management, a $2 billion Memphis based investment adviser, to create and launch the Worthington Value Line Equity Advantage Fund starting in February.  The fund, similar to VIP, uses a proprietary model created by Worthington, EAM, and Value Line Publishing, to identify which closed end funds to hold in the portfolio and will be available in the retail and RIA (registered investment advisers) channels.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the nine months ended January 31, 2015, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $11,269,000, 12b-1 fees and other fees of $4,094,000 and other income of $13,000.  For the same period, total investment management fee waivers primarily for the Value Line Core Bond Fund were $143,000 and 12b-1 fee waivers for six Value Line Funds were $1,147,000.  During the nine months ended January 31, 2015, EAM’s net income was $994,000 after giving effect to Value Line’s non-voting revenues interest of $5,498,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of January 31, 2015, six of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place.  Fee waivers for certain of the Value Line Funds including all of the 12b-1 fees being waived cannot be recouped.  Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.  As of August 1, 2013, EULAV Securities began to receive additional 12b-1 revenues from select Value Line Funds.  Waivers were removed or reduced on two funds, in an effort to continue to expand the marketing programs.  As of July 2014 the EAM Board removed the 12b-1 waiver on the Income & Growth Fund, but increased the waiver on Core Bond Fund.

The Value Line equity and hybrid funds’ assets represent 73.0%, variable annuity funds issued by GIAC represent 20.2%, and fixed income fund assets represent 6.8%, respectively, of total fund assets under management (“AUM”) as of January 31, 2015.  At January 31, 2015, equity, hybrid and GIAC variable annuities AUM increased by 2.3% and fixed income AUM decreased by 4.3% as compared to the prior fiscal year.

 As of January 31, 2015, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

In a strong market environment, performance of some Value Line Funds slightly lagged competitors’ in fiscal 2015.   Four of the eight equity and hybrid funds are in the top quartile of their peer groups for one year while three of the eight are in the top quartile for the three year period according to Lipper.  At this time last year, two were in the top quartile for one year performance and four were in the top quartile for their three year performance.

Value Line equity funds continue to be recognized for both their strong long-run performance and lower-risk profile.  Value Line Funds are now widely found at hundreds of broker/dealers, registered investment advisors (“RIAs”) and retirement plans.  The Value Line Asset Allocation Fund continues to be on the Schwab Mutual Fund OneSource Select List® since August 2012. The fund is one of only nine asset allocation funds among the 30 third-party funds selected for the Additional Fund Categories section.  The Value Line Asset Allocation Fund was also added to the Schwab Select List Advisor Edition™ for the fourth calendar quarter of 2013 providing even more exposure.  The Value Line Asset Allocation Fund was awarded a fifth star on December 1, 2014.  The Value Line Small Cap Opportunities Fund is recognized on a select list at Lincoln Financial. The Value Line Small Cap Opportunities Fund remains a “Fidelity Fund Pick” at Fidelity®.  As of October 2014, Fidelity added the Value Line Income and Growth Fund as a Fidelity Fund Pick, their version of a select list.  The Value Line Income and Growth Fund outperformed the Morningstar Moderate Allocation Funds Category for the 1, 3, 5 and 10 years periods ended September 30, 2014, and did so with Overall “Below Average” risk according to Morningstar. Only 5% of funds in the Morningstar Moderate Allocation Funds Category hold this impressive statistic.

EAM distributes The Daily Income Fund, a third party fund managed by Reich & Tang, and maintains the shareholder accounts on behalf of the Value Line Funds’ shareholders who invest in the Daily Income Fund.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2015	2014	Change	2015	2014	Change
Non-voting revenues interest	$1,862	$1,767	5.4%	$5,498	$5,028	9.3%
Non-voting profits interest	162	207	-21.7%	497	569	-12.7%
	$2,024	$1,974	2.5%	$5,995	$5,597	7.1%

During the nine months ended January 31, 2015, the Company recorded revenues of $5,995,000, consisting of $5,498,000, from its non-voting revenues interest in EAM and $497,000, from its non-voting profits interest in EAM without incurring any directly related expenses.  During the nine months ended January 31, 2014, the Company recorded revenues of $5,597,000, consisting of $5,028,000, from its non-voting revenues interest in EAM and $569,000, from its non-voting profits interest in EAM.

Value Line operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2015	2014	Change	2015	2014	Change
Advertising and promotion	$963	$1,030	-6.5%	$3,316	$3,188	4.0%
Salaries and employee benefits	3,992	4,155	-3.9%	11,946	12,020	-0.6%
Production and distribution	1,859	1,737	7.0%	5,258	4,798	9.6%
Office and administration	1,198	1,344	-10.9%	3,715	5,110	-27.3%
Total expenses	$8,012	$8,266	-3.1%	$24,235	$25,116	-3.5%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses for the three and nine months ended January 31, 2015, decreased $254,000, or 3.1%, and $881,000 or 3.5%, respectively, as compared to the prior fiscal year.  The decrease in expenses resulted primarily from a $945,000 decrease in rent expense.

Advertising and promotion

Advertising and promotion expenses during the three months ended January 31, 2015 decreased $67,000 or 6.5%, as compared to the third quarter last year.  Advertising and promotion expenses during the nine months ended January 31, 2015 increased $128,000 or 4.0%, as compared to the prior year period, mainly due to a $55,000 increase in third-party client support expenses, and in-house Telemarketing and Institutional Sales solicitation costs which increased $128,000 partially offset by a $47,000 decrease in media, direct mail and general advertising primarily related to higher prior year expenses to improve services in retail marketing and brand awareness, promotions through newspapers, television, and a commercial for internet distribution.

Salaries and employee benefits

Salaries and employee benefits of $3,992,000 and $11,946,000, respectively, during the three and nine months ended January 31, 2015 were $163,000 and $74,000, respectively, below last fiscal year primarily as a result of a decrease in the administrative and support personnel (in Information Technology (IT), Accounting, Advertising and the IT support at VLDC, the fulfillment operation) partially offset by an increase in the internal Telemarketing and Institutional Sales departments.  The capitalization of internal salaries and benefits expenses of $1,195,000 for digital project development decreased $60,000 during the nine months ended January 31, 2015, as compared to last fiscal year.

Production and distribution

Production and distribution expenses of $1,859,000 and $5,258,000, respectively, during the three and nine months ended January 31, 2015 increased $122,000 or 7.0% and $460,000 or 9.6%, respectively, as compared to fiscal 2014.  During the nine months ended January 31, 2015, an increase of $374,000 was attributable to additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, product and website development and new service oriented production architecture and a $355,000 increase in the accrual for third party expenses for hosting the Company’s digital version of our equity based product offerings and mobile devices. The increase in expenses was partially offset by a $112,000 decrease in service mailers cost and a $125,000 decrease in paper, printing and mailing costs due to the continuing decline in the print subscribers as some migrate to digital services. The Company also renegotiated printing, binder and paper prices with various vendors.

Office and administration

The Company’s move to new headquarters in the third quarter of fiscal 2014 resulted in a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms for the new office space between Value Line, Inc. and Citibank, with the office move also responsible in part for a decline in maintenance, taxes and utilities for our New York City headquarters. The rental expenses during the fiscal quarter ended January 31, 2014 included an additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013.

Total office and administration expenses of $1,198,000 and $3,715,000, respectively, during the three and nine months ended January 31, 2015 decreased $146,000 and $1,395,000, respectively, as compared to the prior fiscal year.  For the nine months ended January 31, 2015, office and administration expenses included a $945,000 decrease in rental expense at our New York City facility including the aforementioned $771,000 rent savings, a decrease in real estate taxes, a decline of $218,000 in utilities, maintenance and equipment rental expenses and a decrease of $136,000 in website hosting fees that resulted from the termination of a third party vendor.

Income from Securities Transactions, net

During the nine months ended January 31, 2015 the Company’s income from securities transactions, net, which included primarily dividend income, was $203,000, a $61,000 increase over the prior fiscal year.  In fiscal 2015 income from securities transactions, net, included capital gain distribution from ETFs of $57,000 which compares to capital gain distribution from ETFs of $36,000 in fiscal 2014.  There were no sales, or gains or losses from sales of equity securities during the nine months ended January 31, 2015 and January 31, 2014.

Effective income tax rate

The overall effective income tax rate, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2015 and January 31, 2014 was 32.35% and 35.30%, respectively. The Company’s annual effective tax rate may change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings by and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2015 is primarily attributable to the write off of the tax bases of goodwill, effect of the reduction in the allocation factors on the state and local deferred tax liability (primarily the gain on deconsolidation of EAM), reversal of excess income tax accruals established in past years that were resolved upon completion of the prior NYC and IRS audits and an increase in the domestic production tax credits.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $6,499,000 and $8,790,000 as of January 31, 2015 and April 30, 2014, respectively.  These amounts include short term unearned revenues of $19,942,000 and $21,490,000 reflected in total current liabilities at January 31, 2015 and April 30, 2014, respectively.  Cash and short term securities were $15,851,000 as of January 31, 2015 and $15,014,000 as of April 30, 2014.

The Company’s cash and cash equivalents include $5,005,000 and $5,482,000 at January 31, 2015 and April 30, 2014, respectively, invested primarily in Money Market Funds at brokers’ accounts, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company’s cash inflows from operating activities were $1,427,000 and $2,268,000 during the nine months ended January 31, 2015 and January 31, 2014, respectively.  The change in cash flows from fiscal 2014 to fiscal 2015 were primarily due to the timing of federal tax payments offset by the slowdown in the decline of unearned revenues as conversion and renewal subscription order activity increased, and the resumption of NYC office facility rent payments during all of fiscal 2015 and subsequent the six month free rent period during fiscal 2014.

Cash from investing activities

The Company’s cash inflows from investing activities were $3,923,000 and $644,000 during the nine months ended January 31, 2015 and January 31, 2014, respectively.  Cash inflows from investing activities for the nine months ended January 31, 2015 were higher than the prior year primarily due to the Company’s decision to reinvest in the inverse ETF securities available-for-sale during the prior fiscal year and increased receipts from EAM Trust from the Company’s non-voting revenues interest and non-voting profits interest.  The Company expects that investing activities should provide cash from continued receipts from its non-voting revenues and non-voting profits interests distributions from EAM.

Cash from financing activities

The Company’s cash outflows from financing activities were $4,487,000 and $4,944,000 during the nine months ended January 31, 2015 and January 31, 2014, respectively.  Cash outflows from financing activities for the nine months ended January 31, 2015, were lower primarily due to the decrease in the repurchase of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program and slightly lower dividends paid as a result of the decrease in common shares outstanding.  The Company expects financing activities to continue to include use of cash for dividend payments and treasury stock purchases for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business, together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM, will be sufficient to finance current and forecasted liquidity needs for the next twelve months and does not anticipate making any borrowings during the next twelve months.   As of January 31, 2015, retained earnings were $34,962,000 and liquid assets were $15,851,000.

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

None.

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

Interest Rate Risk

At January 31, 2015, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

As of January 31, 2015 and April 30, 2014 the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $8,871,000 and $8,847,000 and the market value was $9,200,000 and $9,226,000, respectively.

($ in thousands)				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2015	Equity Securities and ETFs held for dividend yield	$5,558	30% increase	$7,227	3.16%
			30% decrease	3,891	-3.16%
As of January 31, 2015	Inverse ETF Holdings	3,642	30% increase	2,549	-2.07%
			30% decrease	4,733	2.07%
As of January 31, 2015	Total	$9,200	30% increase	$9,776	1.09%
			30% decrease	$8,624	-1.19%

($ in thousands)				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
Equity Securities		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2014	Equity Securities and ETFs held for dividend yield	$5,292	30% increase	$6,880	3.10%
			30% decrease	3,704	-3.10%
As of April 30, 2014	Inverse ETF Holdings	3,934	30% increase	2,754	-2.30%
			30% decrease	5,114	2.30%
As of April 30, 2014	Total	$9,226	30% increase	$9,634	0.80%
			30% decrease	$8,818	-0.80%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Company

The Company didn’t make any repurchases of common stock during the quarter ended January 31, 2015.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2014	-	-	-	$2,197,000
December 1 - 31, 2014	-	-	-	$2,197,000
January 1 - 31, 2015	-	-	-	$2,197,000
Fiscal Quarter	-	-	-	$2,197,000

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

Date:  March 13, 2015

