Form 10-K
period 2015-04-30
VALUE LINE INC
filed 2015-07-22
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission file number: 0-11306

VALUE LINE, INC.

(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Lexington Avenue, New York, New York	10017-2630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (212) 907-1500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value	The NASDAQ Capital Market
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates at October 31, 2014 was $18,406,297.

There were 9,803,261 shares of the registrant’s Common Stock outstanding at June 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2015 Annual Meeting of Shareholders, to be held on

September 29, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Cautionary Statement Regarding Forward-Looking Information

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	maintaining revenue from subscriptions for the Company’s digital and print published products;
•	changes in market and economic conditions, including global financial issues;
•	protection of intellectual property rights;
•	dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”), which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;
•	fluctuations in EAM’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors, and the effect these changes may have on the valuation of EAM’s intangible assets;
•	dependence on key personnel;
•	competition in the fields of publishing, copyright data and investment management;
•	the impact of government regulation on the Company’s and EAM’s businesses;
•	availability of free or low cost investment data through discount brokers or generally over the internet;
•	terrorist attacks, cyber attacks and natural disasters;
•	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” herein; and other risks and uncertainties arising from time to time.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2015, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2015” are to the twelve month period from May 1, 2014 to April 30, 2015;

“fiscal 2014” are to the twelve month period from May 1, 2013 to April 30, 2014;

“fiscal 2013” are to the twelve month period from May 1, 2012 to April 30, 2013;

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

“ESI” are to EULAV Securities, Inc., a New York corporation and wholly-owned subsidiary of the Company which, prior to the Restructuring Date was the distributor of the Value Line Funds;

the “EAM Declaration of Trust” are to the EAM Declaration of Trust dated December 23, 2010;

the “Restructuring Date” are to December 23, 2010, the effective date of the Restructuring Transaction;

the “Restructuring Transaction” are to the restructuring of the Company’s asset management and mutual fund distribution businesses whereby (1) ESI was restructured into ES, (2) the Company transferred 100% of its ownership interest in ES to EAM LLC, (3) EAM LLC was converted into EAM and (4) the capital structure of EAM was established so that the Company owns only non-voting revenue and non-voting profits interests of EAM, and each of five individuals owns 20% of the voting profits interests of EAM; and

the “Value Line Funds” or the “Funds” are to the Value Line Mutual Funds registered under the Investment Company Act of 1940 for which EAM serves (and, prior to the Restructuring Date, EAM LLC served) as investment adviser.

Part I

Item 1. BUSINESS.

Value Line, Inc. is a New York corporation headquartered in New York City and formed in 1982. The Company’s core business is producing investment periodicals based on underlying research and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes. Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research. Smarter Investing™ and The Most Trusted Name in Investment Research®. The name “Value Line” as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. Prior to December 23, 2010, (see “Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line Mutual Funds (“Value Line Funds”), institutional and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds. Since December 23, 2010, EULAV Asset Management Trust (“EAM”) provides the investment management services to the Value Line Funds accounts and provides distribution, marketing, and administrative services to the Value Line Funds. Value Line holds substantial non-voting revenues and non-voting profits interests in EAM.

The Company is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. (“AB&Co.”). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2015, owns 88% of the outstanding shares of the common stock of the Company. Jean B. Buttner owns all of the outstanding voting stock of AB&Co.

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

A.   Investment Related Periodicals & Publications

The investment periodicals and related publications offered by Value Line Publishing LLC (“VLP”), a wholly-owned entity of the Company, cover a broad spectrum of investments including stocks, mutual funds, ETFs, options and convertible securities. The Company’s periodicals and related publications and services are of interest to individual and professional investors, as well as to institutions including municipal and university libraries and investment firms.

 The services generally fall into four categories:

•	Comprehensive reference periodical publications
•	Targeted, niche periodical newsletters
•	Investment analysis software
•	Current and historical financial databases

The comprehensive research services (The Value Line Investment Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line 600, and The Value Line Fund Advisor Plus) provide both statistical and text coverage of a large number of investment securities, with an emphasis placed on Value Line’s proprietary research, analysis and statistical ranks. The Value Line Investment Survey is the Company’s flagship service, published each week and covering approximately 1,700 stocks.

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, and The Value Line Special Situations Service®) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers. These services also make use of Value Line’s proprietary statistical ranks. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections trended toward an investor’s specialized investment style.  Value Line Select: Dividend Income & Growth represents Value Line’s targeted coverage of high dividend yielding stocks. The Value Line Special Situations Service® provides in-depth research analysis on small and mid-cap stocks.

Value Line offers digital versions of most of its products through the Company’s website, www.valueline.com. Subscribers to the print versions have, in some cases, received free access to the corresponding digital versions, although digital subscribers do not receive a free print edition. The most comprehensive of the Company’s online efforts are The Value Line Research Center and its variations, which allow subscribers to access most of the Company’s research and publications at a packaged price via the Internet.

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

 The print and digital services include, but are not limited to the following:

The Value Line Investment Survey

The Value Line Investment Survey is an investment periodical research service providing both timely articles on economic, financial and investment matters and analysis and ranks for equity securities. Two of the evaluations for covered equity securities are “Timeliness™” and “Safety™.” “Timeliness” Ranks relate to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 stocks covered. Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. “Safety” Ranks are a measure of risk and are based on the issuer’s relative financial strength and its stock’s price stability. “Safety” ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant. The Value Line Investment Survey is comprised of three parts: The “Summary & Index” provides updated Timeliness and Safety Ranks, selected financial data, and “screens” of key financial measures; the “Ratings & Reports” section contains updated reports on about 130 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four model portfolios managed by analysts covering a range of investment approaches.

The Value Line Investment Survey - Small and Mid-Cap

The Value Line Investment Survey - Small and Mid-Cap is an investment research product introduced in 1995 that provides short descriptions of and extensive data for approximately 1,800 small and medium-capitalization stocks, many listed on The NASDAQ Exchange, beyond the approximately 1,700 equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey. Like The Value Line Investment Survey, the Small and Mid-Cap has its own “Summary & Index” providing updated performance ranks and other data, as well as “screens” of key financial measures and two model portfolios. The “Ratings and Reports” section, providing updated reports on about 140 equity securities each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey. One unique feature of the Small and Mid-Cap is The Performance Ranking System, which incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,800 equity securities in the Small and Mid-Cap Survey. The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to twelve months. The principal differences between the Small and Mid-Cap Survey and The Value Line Investment Survey are that the Small and Mid-Cap Survey does not include Value Line’s Timeliness Ranks, financial forecasts, analyst commentary, or a Selection & Opinion section. These modifications allow VLP to offer this service at a lower price.

The Value Line Fund Advisor

The Value Line Mutual Fund Ranking System was introduced in 1993. It is the system utilized in the Fund Advisor product, a 48-page newsletter featuring load, no-load, and low-load open-end mutual funds. This product was originally introduced as The Value Line No-Load Fund Advisor in 1994 and augmented in 2009. Each issue offers strategies for maximizing total return, and highlights of specific mutual funds. It also includes information about retirement planning and industry news. A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of more than 12,000 mutual funds, including screening tools and full-page printable reports on each fund. Fund Advisor Plus subscribers have access to the entire population of up to approximately 20,000 funds.

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

Value Line Select

Value Line Select, is a monthly stock selection service and was first published in 1998. It focuses each month on a single company that senior Value Line analysts have selected from a group of high-quality companies whose stocks are viewed as having a superior risk/reward ratio. Recommendations are backed by in-depth research and are subject to ongoing monitoring by senior research personnel.

Value Line Select: Dividend Income & Growth

Value Line Select: Dividend Income & Growth (formerly Value Line Dividend Select), a monthly stock selection service, was introduced in June 2011. This product focuses on companies with dividend yields greater than the average of all stocks covered by Value Line, with a preference for companies that have consistently increased their dividends above the rate of inflation over the longer term and, based on Value Line analysis, have the financial strength both to support and increase dividend payments in the future. Value Line Select: Dividend Income and Growth is available online and in print.

The Value Line 600

The Value Line 600 is a monthly publication, which contains full-page research reports on approximately 600 equity securities. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. As a lower priced service, it offers investors who want the same type of analysis provided in The Value Line Investment Survey, but who do not want or need coverage of the approximately 1,700 companies covered by that product a suitable alternative. In fiscal 2015, most retail marketing and new orders in terms of numbers were accounted for by The Value Line 600 service. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics, including proprietary ranks and ratings. A model portfolio, delivered via a weekly email newsletter, was added to this service in January 2015.

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

Value Line Research Center

The Value Line Research Center provides on-line access to select Company investment research services covering stocks, mutual funds, options and convertible securities as well as special situation stocks. This service includes full digital subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line Convertibles Survey and The Value Line Special Situations Service. Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history. The Value Line Research Center has the ability to track model portfolios, (large, small and mid-cap) as well as providing ranks and news.

Digital Service Nomenclature

On July 10, 2014, Value Line updated digital services. These services, with their alternate names used in promotion include:

The Value Line Investment Survey - Smart Investor offers digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 1,700 stocks. Online tools include screener, alerts, watch lists and charting. Print capabilities are included.

The Value Line Investment Survey - Savvy Investor offers digital access to full reports and Value Line proprietary ranks on approximately 3,500 stocks. Online tools include screener, alerts, watch lists and charting. Print capabilities are included.

The Value Line Investment Survey - Small Cap Investor offers digital access to full reports and Value Line proprietary ranks on approximately 1,800 stocks. One year’s history is included. Online tools include screener, alerts, watch lists and charting. Print capabilities are included.

The Value Line Investment Survey - Investor 600, equivalent to The Value Line 600 print, offers digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 600 selected stocks covering the same variety of industries as The Value Line Investment Survey. Online tools include screener, alerts, watch lists and charting. Print capabilities are included.

Value Line Pro Premium digital service includes The Value Line Investment Survey® and The Value Line Investment Survey® — Small & Mid-Cap and covers 3,500 stocks.. This equity package monitors companies with market values ranging from $100 million to well over $300 billion, across 100 industries, representing 95% of daily U.S. trading volume. There are over 300 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line Pro Basic digital service covers the 1,700 stocks included in The Value Line Investment Survey®, drawn from 100 industries, representing 90% of total U.S. trading volume. There are over 300 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line  Pro Elite digital service includes The Value Line Investment Survey®  and The Value Line Investment Survey® — Small & Mid-Cap. Pro Elite service package aimed at professional industry includes digital access to full reports and Value Line proprietary ranks on approximately 3,500 stocks. In addition, our database of mostly microcap firms adds more than 2,500 names, for a total of over 6,000 stocks. Five years’ history is included. Online tools include screener, alerts, watch lists and charting. Downloading and print capabilities are included. Less expensive variant with fewer features is also available.

The Value Line Investment Survey - LibraryElite offers libraries digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 3,500 stocks, along with one year of full-detail history. Online tools include screener, and charting. Print capabilities are included. A less expensive variant with fewer features is also available..

The Value Line Pro Equity Research Center is an equities-only package that includes access to exclusive premium services and provides online access to all of Value Line’s equity products. This service offered both to financial advisers and high-net-worth individuals, includes full online subscriptions to The Value Line Investment Survey, The Value Line Investment Survey – Small & Mid-Cap, Value Line Select, Value Line Select: Dividend Income and Growth, and The Value Line Special Situations Service. Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history.  The Value Line Pro Equity Research Center has the ability to track model portfolios, (large, small and mid-cap) as well as providing ranks and news.

All the digital services have Charting features, including many options to chart against popular indexes with the ability to save settings and print. All products for financial professionals have an Alerts Hub which allows the user to set up alerts for up to 25 companies, with delivery via text, email or Facebook.

B. Copyright Data Fees Programs

The Company has copyright data, which include certain proprietary Ranking System information and other proprietary information made available for use in third party products, such as unit investment trusts, variable annuities, managed accounts and exchange traded funds, which it distributes under copyright data agreements. The sponsors of these products act as wholesalers and distribute the products generally by syndicating them through an extensive network of national and regional brokerage firms. The sponsors of these products will typically receive copyright data for one or more proprietary ranking systems, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios. The sponsors are also given permission to associate Value Line’s trademarks with the products. Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data. Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

Value Line’s primary copyright data products are structured as ETFs, annuity products and other types of managed products, all of which have in common some degree of reliance on the Value Line Ranking System for their portfolio creation. These products are offered and distributed by our sponsors.

C. Investment Management Services

Until December 23, 2010, the Company, through its wholly-owned subsidiary EAM LLC, was the investment adviser for the Value Line Funds. Since December 23, 2010, EAM has acted as the Adviser to the Value Line Funds.

Until December 23, 2010, the Company through its wholly-owned subsidiary ESI, was the distributor for the Value Line Funds. Since December 23, 2010, EULAV Securities has acted as the Distributor for the Value Line Funds. State Street Bank, an unaffiliated entity, is the custodian of the assets of the Value Line Funds and provides them with fund accounting and administrative services. Shareholder services for the Value Line Funds are provided by Boston Financial Data Services, an affiliate of State Street Bank.

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interests in these businesses were restructured as non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2015, were $2.40 billion, which is 2.0% above total assets of $2.35 billion in the Value Line Funds managed by EAM at April 30, 2014.

In January 2015, the Value Line VIP Equity Advantage Fund was launched. The fund is an open end fund that invests primarily in a basket of closed-end funds. The fund is exclusively available in the Guardian Pro Series Variable Annuities. EAM partnered with Worthington Capital Management, a $2 billion Memphis based investment adviser, to create and launch the Worthington Value Line Equity Advantage Fund which started in February 2015. The fund, similar to VIP, is actively managed and uses a proprietary model created by Worthington, EAM, and Value Line Publishing LLC, to identify which closed end funds to hold in the portfolio and is available in the retail and RIA (registered investment advisers) channels. In March 2015, Value Line Larger Companies Fund was renamed Value Line Larger Companies Focused Fund and Value Line Fund was renamed Value Line Mid Cap Focused Fund. The names were changed to emphasize both portfolios’ focus on high conviction ideas in the large cap and mid cap categories, respectively.

Total net assets of the Value Line Funds at April 30, 2015, were:
($in thousands)

Value Line Income & Growth Fund	$390,962
Value Line Premier Growth Fund	367,399
Value Line Small Cap Opportunities	354,409
Value Line Strategic Asset Mgt Fund	313,374
Value Line Asset Allocation Fund	271,666
Value Line Larger Companies Focused Fund	227,430
Value Line Centurion Fund	146,100
Value Line Mid Cap Focused Fund	123,104
Value Line Core Bond Fund	79,053
Value Line Tax Exempt Fund	73,964
Worthington Value Line Equity Advantage Fund	2,794
Value Line VIP Equity Advantage Fund	347
Total EAM managed net assets	$2,350,602
Daily Income Fund managed by Reich & Tang Asset Management LLC (“Reich & Tang”)	44,518
Total net assets	$2,395,119

In March 2015, Reich & Tang announced it will be liquidating the Daily Income Fund on or about July 27, 2015. In June 2015, EAM added a new money market option, the Federated Government Obligations Fund, for the direct Value Line Funds’ shareholders to exchange into in place of the Daily Income Fund.

Investment management fees and distribution service fees (which we refer to as “12b-1fees”) vary among the Value Line Funds and may be subject to certain limitations. Certain investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line Performance Ranking System in selecting securities for purchase or sale. The Ranking System for Timeliness compares an estimate of the probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 stocks under review and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets. Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com. Each mutual fund may use “Value Line” in its name only to the extent permitted by the terms of the EAM Declaration of Trust.

D. Wholly-Owned Operating Subsidiaries

Wholly-owned operating subsidiaries of the Company as of April 30, 2015 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyright data.

2.	Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company’s publications.

3.	Value Line Distribution Center, Inc. (“VLDC”) is the successor to Compupower Corporation. It provides subscription fulfillment services and subscriber relations services for Value Line’s publications and continues to distribute Value Line’s print publications.

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

F. Investments

As of April 30, 2015 and April 30, 2014, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $9,632,000 and $9,226,000, respectively, including equity securities classified as available-for-sale on the Consolidated Balance Sheets. As of April 30, 2015 and April 30, 2014, the Company held equity securities consisting of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes held for dividend yield, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions. The Company did not hold any fixed income securities at April 30, 2015 or April 30, 2014.

G. Employees

At April 30, 2015, the Company and its subsidiaries employed 195 people.

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

H. Principal Business Segments

The information with respect to revenues from external customers and profit and loss of the Company’s identifiable principal business segments is incorporated herein by reference to Note 16 of the Notes to the Company’s Consolidated Financial Statements included in this Form 10-K.

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

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2015), and principal occupations and employment during the past five years of the Company’s Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	61	Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co. Mr. Brecher has been an officer of the Company for more than 20 years.

Stephen R. Anastasio	56	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

During the last several years, the Company has experienced a negative trend in retail print subscription revenue. It is expected that print revenues will continue to decline long term, while the Company emphasizes digital offerings. The Company has established the goal of maintaining competitive digital products and marketing them through traditional and digital channels to retail and institutional customers. However, the Company is not able to predict whether these efforts will be successful in reversing the trend of declining print subscription revenues, nor can the Company predict if revenues from digital retail publications will grow more than print revenues decline, nor whether its initiatives to increase business in the professional investor market segment will continue to be successful.

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

As of April 30, 2015, AB&Co., Inc. beneficially owned 88% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

We are not subject to most of the listing standards that normally apply to companies whose shares are quoted on NASDAQ.

Our shares of common stock are quoted on the NASDAQ Capital Market (“NASDAQ”). Under the NASDAQ listing standards, we are deemed to be a “controlled company” by virtue of the fact that AB&Co. has voting power with respect to more than 50% of our outstanding shares of voting stock. A controlled company is not required to have a majority of its board of directors comprised of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nomination committee comprised solely of independent directors, nor do the NASDAQ listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A controlled company is also exempt from NASDAQ’s requirements regarding the determination of officer compensation by a majority of the independent directors or a compensation committee comprised solely of independent directors. Although we currently comply with certain of the NASDAQ listing standards that do not apply to controlled companies, our compliance is voluntary, and there can be no assurance that we will continue to comply with these standards in the future.

We are subject to cyber risks and may incur costs in connection with our efforts to enhance and ensure security from cyber attacks.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company leases 44,493 square feet of office space at 485 Lexington Avenue in New York, NY. In addition to the New York office space, the Company owns a warehouse facility with approximately 85,000 square feet in New Jersey. The facility primarily serves the fulfillment and the distribution operations of VLDC for the various Company publications and serves as a disaster recovery site for the Company.

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line has leased 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on July 1, 2013 and ending on February 27, 2017 (“Sublease”). On August 16, 2013, the Company moved to the Building which became its new corporate office facility. Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term. The Company received $122,355 from sublandlord in March 2015. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The Sublease terms have provided for a significant decrease in the Company’s annual rental expenses. The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first six months of the sublease.

The Company believes the capacity of these facilities is sufficient to meet the Company’s current requirements.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant’s Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant’s Common Stock at April 30, 2015 was 42. As of June 30, 2015, the closing stock price was $10.38.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Dividend Declared Per Share

April 30, 2015	$14.59	$14.48	$0.15
January 31, 2015	$15.09	$14.95	$0.15
October 31, 2014	$16.15	$15.60	$0.15
July 31, 2014	$17.14	$16.34	$0.15

April 30, 2014	$15.36	$14.58	$0.15
January 31, 2014	$12.60	$12.24	$0.15
October 31, 2013	$9.33	$9.08	$0.15
July 31, 2013	$9.10	$9.00	$0.15

On July 16, 2015, the Board of Directors of Value Line declared a quarterly dividend of $0.16 per share to shareholders of record as of July 27, 2015 to be paid on August 11, 2015 and re-affirmed the Company’s Common Stock Repurchase program of up to an aggregate of $3 million of Value Line, Inc.’s common stock adopted on September 19, 2012.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2015.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2015. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2015 through February 28, 2015	-	$-	-	$2,197,000
March 1, 2015 through March 31, 2015	-	-	-	2,197,000
April 1, 2015 through April 30, 2015	3,372	15.11	3,372	2,146,000
Total	3,372	$15.11	3,372	$2,146,000

1)	On September 19, 2012, the Company’s Board of Directors approved a share repurchase program, authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases will be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. During fiscal 2015, the Company repurchased an aggregate of 8,433 shares of the Company’s common stock for $122,000 at an average price of $14.41 per share under the repurchase program. During fiscal 2014, the Company repurchased an aggregate of 58,499 shares of the Company’s common stock for $550,621 at an average price of $9.41 per share under the repurchase program. During fiscal 2013, the Company repurchased an aggregate of 19,953 shares of the Company’s common stock for $182,254 at an average price of $9.13 per share under the repurchase program.

Arnold Bernhard and Co., Inc. may purchase additional shares of common stock of the Company from time to time.

Item 6. SELECTED FINANCIAL DATA.

	Fiscal Years Ended April 30,
($ in thousands, except number of shares and earnings/ (loss) per share amounts)	2015	2014	2013	2012	2011
Revenues:					(1)
Investment periodicals and related publications	$32,676	$33,598	$31,940	$33,018	$34,406
Copyright data fees	2,847	2,733	3,900	3,591	3,568
Total investment periodicals and related publications	35,523	36,331	35,840	36,609	37,974
Investment management fees and services	-	-	-	-	10,693
Total revenues	$35,523	$36,331	$35,840	$36,609	$48,667
Income from operations	$2,399	$2,501	$4,120	$5,338	$8,533
Gain from deconsolidation of subsidiaries	-	-	-	-	$50,510
Revenues and profits interests from EAM Trust	$7,970	$7,499	$6,260	$5,890	$2,355
Income from securities transactions, net	$126	$178	$126	$70	$65
Net income	$7,292	$6,768	$6,619	$6,925	$37,782
Earnings per share, basic and fully diluted	$0.74	$0.69	$0.67	$0.70	$3.79
Total assets	$87,421	$86,875	$84,341	$84,369	$87,803
Long term liabilities	$26,768	$26,521	$23,962	$24,871	$23,133
Weighted average number of common shares outstanding	9,813,623	9,839,155	9,888,774	9,921,925	9,980,000
Cumulative cash dividends declared per share during the fiscal year	$0.60	$0.60	$0.60	$0.70	$2.60

(1)	See Item 1, Business - “Asset Management and Mutual Fund Distribution Businesses” and Item 7, “Management’s Discussion and Analysis”.

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

The MD&A includes the following subsections:

•	Executive Summary of the Business

•	Results of Operations

•	Liquidity and Capital Resources

•	Recent Accounting Pronouncements

•	Critical Accounting Estimates and Policies

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

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Current distribution is set at 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.18%, 49.63%, 49.80% and 49.87% during the first, second, third and fourth quarters of fiscal 2015, respectively, and 46.66%, 47.27%, 47.91% and 48.66% during the first, second, third and fourth quarters of fiscal 2014, respectively.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

During calendar 2014, the nation’s economy which faltered early in the year because of weather-related issues, grew by a credible 2.4%, underpinned by healthy contributions from personal consumption expenditures, nonresidential fixed investment, residential fixed investment, and private inventory investment. The growth was modestly better than the 2.2% gain recorded in 2013. Looking forward, an improving employment outlook, decent housing metrics, and ongoing resilience on the business investment front should help the economy grow by a modest 2.5% to 3.0% in U.S. gross domestic product in the second half of 2015, following an uninspiring opening six months.

Unfortunately, our comparatively optimistic outlook on the domestic front does not extend overseas, where Europe is at best in the process of commencing a long and arduous business recovery, with the ever-present threat of deflation. Also, growth in China, albeit still formidable on an absolute basis, is nevertheless falling shy of past norms.

Meanwhile, we would expect the Federal Reserve to retain accommodative monetary policies over the next year or two, with just incremental increases in short-term borrowing costs (directly controlled by the central bank) probably starting to take hold during the second half of 2015. Underscoring our monetary view is the irregular scope of the U.S. business expansion, a below-target inflation rate in this country, and lingering economic uncertainties abroad.

Finally, the highly accommodative monetary policies being kept in place by the Federal Reserve have helped to extend the long bull market in equities. We think this uptrend in the market can persist in the months to come based on our quantitative model. The extension of the bull market assumes that the central bank can fashion a soft landing on the monetary front when it starts to pull back from its maintenance of historically low interest rates. However, we also note that valuations are rich and markets are often unforgiving at such times, especially when bad news emanates on the corporate front or with respect to unsettling global trends.

Results of Operations for Fiscal Years 2015, 2014 and 2013

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,
	2015	2014	2013	Change
($ in thousands, except earnings per share)				‘15 vs. ‘14	‘14 vs. ‘13
Income from operations	$2,399	$2,501	$4,120	-4.1%	-39.3%
Revenues and profits interests from EAM Trust	$7,970	$7,499	$6,260	6.3%	19.8%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$10,369	$10,000	$10,380	3.7%	-3.7%
Operating expenses	$33,124	$33,830	$31,720	-2.1%	6.7%
Income from securities transactions, net	$126	$178	$126	-29.2%	41.3%
Income before income taxes	$10,495	$10,178	$10,506	3.1%	-3.1%
Net income	$7,292	$6,768	$6,619	7.7%	2.3%
Earnings per share	$0.74	$0.69	$0.67	7.2%	3.0%

During the twelve months ended April 30, 2015, the Company’s net income of $7,292,000, or $0.74 per share, was $524,000 or 7.7% above net income of $6,768,000, or $0.69 per share, for the twelve months ended April 30, 2014. During the twelve months ended April 30, 2015 there were 9,813,623 average common shares outstanding as compared to 9,839,155 average common shares outstanding during the twelve months ended April 30, 2014. Income from operations of $2,399,000 for the twelve months ended April 30, 2015 which included additional depreciation and amortization expense of $630,000 including accelerated amortization of $138,000 related to obsolete software recorded in the fourth quarter of fiscal 2015 was $102,000 below income from operations of $2,501,000 for the twelve months ended April 30, 2014. During the fourth quarter ended April 30, 2015, the Company’s reported loss from operations of $560,000 was the result of 12 weeks of print revenues recorded in the fourth quarter of fiscal 2015 as compared to 13 weeks recorded in the fourth quarter of fiscal 2014, an additional direct marketing campaign in the fourth quarter of fiscal 2015, and the accelerated write-off of obsolete software.

Income from operations for the twelve months ended April 30, 2014 of $2,501,000 which included additional depreciation and amortization expense of $533,000 and one time overlapping rent expense of $771,000 for the previously occupied office facilities during the short term lease extension that ended September 15, 2013 was $1,619,000 below the comparative income from operations for fiscal 2013. During the twelve months ended April 30, 2013, the Company’s net income was $6,619,000, or $0.67 per share, and income from operations was $4,120,000.

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2015	2014	2013	’15 vs. ’14	’14 vs. ’13
Investment periodicals and related publications:
Print	$16,553	$18,346	$19,027	-9.8%	-3.6%
Digital	16,123	15,252	12,913	5.7%	18.1%
Total investment periodicals and related publications	32,676	33,598	31,940	-2.7%	5.2%
Copyright data fees	2,847	2,733	3,900	4.2%	-29.9%
Total publishing revenues	$35,523	$36,331	$35,840	-2.2%	1.4%

During the twelve months ended April 30, 2015 total publishing revenues from investment periodicals and related publications excluding copyright data fees were $32,676,000, which is 2.7% below the total publishing revenues excluding copyright data fees of $33,598,000 during the twelve months ended April 30, 2014. Total publishing revenues from investment periodicals and related publications excluding copyright data fees were $31,940,000 during the twelve months ended April 30, 2013.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2015		2014		2013
	Print	Digital	Print	Digital	Print	Digital
New Sales	12.4%	28.6%	19.0%	24.3%	19.1%	24.4%
Conversion and Renewal Sales	87.6%	71.4%	81.0%	75.7%	80.9%	75.6%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2015 new sales of print publications decreased as a percent of the total gross sales while conversion and renewal revenues increased from fiscal 2014 as a result of increased resources of the in-house Telemarketing department. New sales of digital products in fiscal 2015 showed a marked increase over the prior fiscal year.

	As of April 30,			Change
($ in thousands)	2015	2014	2013	‘15 vs. ‘14	‘14 vs. ‘13

Unearned subscription revenue (current and long term liabilities)	$26,047	$25,124	$24,709	3.7%	1.7%

Unearned subscription revenue as of April 30, 2015 is 3.7% above April 30, 2014 which increased 1.7% as compared to April 30, 2013. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns or large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues decreased $922,000, or 2.7%, for the twelve months ended April 30, 2015, as compared to fiscal 2014. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at April 30, 2015 was 5.8% above total product line circulation at April 30, 2014, continuing a positive trend of increased subscribers at modestly lower average prices. The Company has been successful in growing revenues from digitally-delivered investment periodicals within the institutional area. Institutional Sales generated total sales orders of $13,325,000 for the twelve months ended April 30, 2015 which were $481,000 or 3.7%, above comparable total sales orders of $12,844,000, for the twelve months ended April 30, 2014. This growth continues a positive trend for Institutional Sales. We have also benefited from “converting” some customers from retail to professional priced services.

Digital publications revenues increased $871,000 or 5.7% for the twelve months ended April 30, 2015 as compared to fiscal 2014. Revenues from institutional digital publications increased $923,000 or 9.3% for the twelve months ended April 30, 2015, as compared to fiscal 2014. Digital publications revenues from retail subscribers decreased 1% for the twelve months ended April 30, 2015, as compared to fiscal 2014. At April 30, 2015 total digital product circulation has increased 6.4% above total digital product circulation at April 30, 2014.

Print publication revenues decreased $1,793,000 or 9.8% for the twelve months ended April 30, 2015 from fiscal 2014. Revenues from institutional print publications increased $60,000 or 3.1% for the twelve months ended April 30, 2015 as compared to fiscal 2014. Print publications revenues from retail subscribers decreased $1,853,000 or 11.3% for the twelve months ended April 30, 2015, as compared to fiscal 2014. Total print circulation at April 30, 2015 was 5.5% above total print circulation at April 30, 2014 including a 200% increase in the introductory lower-priced Value Line 600 print product. The VL 600 was utilized during fiscal 2015 as a retail lead generation product.

Investment periodicals and related publications revenues increased $1,658,000, or 5.2%, for the twelve months ended April 30, 2014, as compared to fiscal 2013. Total product line circulation at April 30, 2014 was 6.7% above total product line circulation at April 30, 2013. Institutional Sales generated sales orders of $12,844,000 for the twelve months ended April 30, 2014 which were $843,000 or 7.0%, above comparable sales orders of $12,001,000, for the twelve months ended April 30, 2013.

Digital publications revenues increased $2,339,000 or 18.1% for the twelve months ended April 30, 2014 as compared to fiscal 2013. Revenues from institutional digital publications increased $1,231,000 or 14.1% for the twelve months ended April 30, 2014, as compared to fiscal 2013. Digital publications revenues from retail subscribers increased $1,108,000 or 26.4% for the twelve months ended April 30, 2014, as compared to fiscal 2013. At April 30, 2014 total digital product circulation has increased 33.7% above total digital product circulation at April 30, 2013.

Print publication revenues decreased $681,000 or 3.6% for the twelve months ended April 30, 2014 from fiscal 2013. Revenues from institutional print publications increased $238,000 or 14.3% for the twelve months ended April 30, 2014 as compared to fiscal 2013. Print publications revenues from retail subscribers decreased $919,000 or 5.3% for the twelve months ended April 30, 2014, as compared to fiscal 2013. Total print circulation at April 30, 2014 was 3.7% below total print circulation at April 30, 2013.

The Company has relied more on its personnel selling efforts in both the institutional segment and retail retention and sales division as the ability to grow revenues profitably through traditional direct marketing plateaus. The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Consistent with the experience of other print publishers in many fields, the Company has found that its roster of print customers for all publications except for The Value Line 600 has been gradually declining as individuals migrate to various digital services including the Company’s. Individual investors interested in digitally-delivered investment information have access to both free and subscription equity research from many sources. Continuing factors that have contributed to the decline in the retail print investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients.

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

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. For the six month periods ended April 30, 2015, the combined Ranking System “Rank 1 & 2” stocks’ increase of 9.2% outperformed the S&P 500 Index’s increase of 6.3%. For the twelve month period ended April 30, 2015, the combined Ranking System “Rank 1 & 2” stocks increased 9.3% outperforming the Russell 2000 Index’s increase of 9.2% during the comparable period.

As of April 30, 2015, total third party sponsored assets were attributable to five contracts for copyright data representing $2.25 billion in various products, as compared to four contracts for copyright data representing $2.28 billion in assets at April 30, 2014. The value of assets managed by third party sponsors was affected by a shift in assets in one of the underlying portfolios during April 2013 and then in February 2014 to a new subadviser which was beyond Value Line’s control. The Company signed a new copyright data contract in the third fiscal quarter of 2015, and the three new exchange-traded funds subject to that contract began trading in March 2015.

During the twelve months ended April 30, 2013, copyright data fees were $3,900,000 and total third party sponsored assets were attributable to four contracts for copyright data representing $2.7 billion in various products, in assets at April 30, 2013.

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

Investment management fees and services – (unconsolidated)

The Company has a substantial non-voting revenues and non-voting profits interests in EAM, the asset manager to the Value Line Mutual Funds. Accordingly, the Company does not report this operation as a separate business segment, although it maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2015, were $2.40 billion, which is $46 million, or 2.0%, above total assets of $2.35 billion in the Value Line Funds managed by EAM at April 30, 2014. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2013, were $2.19 billion. Although sales and inflows for the Value Line Equity Funds are up 3% during fiscal 2015 and 5% during fiscal 2014, the Value Line Funds continue to experience net redemptions and the associated net asset outflows (redemptions less new sales) for the last three fiscal years.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2015, 2014 and 2013.

Value Line Mutual Funds

Total Net Assets

				2015	2014
				vs.	vs.
For the Years Ended April 30,	2015	2014	2013	2014	2013
Value Line equity fund assets (excludes variable annuity)— beginning (1)	$1,647,890,976	$1,456,552,464	$1,343,996,918	13.1%	8.4%
Sales/inflows	314,912,210	268,425,995	252,728,239	17.3%	6.2%
Redemptions/outflows	(249,287,083)	(234,450,194)	(256,633,016)	6.3%	-8.6%
Dividend and Capital Gain Distributions	(127,174,928)	(76,752,906)	(48,112,709)	65.7%	59.5%
Market value change	151,179,966	234,115,616	164,573,032	-35.4%	42.3%
Value Line equity fund assets (non-variable annuity)— ending	1,737,521,140	1,647,890,976	1,456,552,464	5.4%	13.1%
Variable annuity fund assets — beginning (2)	$488,317,714	$476,317,362	$484,476,017	2.5%	-1.7%
Sales/inflows	45,535,001	36,154,523	14,173,864	25.9%	155.1%
Redemptions/outflows	(74,772,515)	(64,466,768)	(66,726,410)	16.0%	-3.4%
Dividend and Capital Gain Distributions	(37,531,133)	(27,786,179)	(4,119,704)	35.1%	574.5%
Market value change	38,271,762	68,098,777	48,513,595	-43.8%	40.4%
Variable annuity fund assets — ending	459,820,828	488,317,714	476,317,361	-5.8%	2.5%
Fixed income fund assets — beginning (3)	$161,786,294	$191,488,529	$217,053,704	-15.5%	-11.8%
Sales/inflows	8,609,157	5,866,401	11,765,917	46.8%	-50.1%
Redemptions/outflows	(20,089,197)	(28,722,304)	(37,643,781)	-30.1%	-23.7%
Dividend and Capital Gain Distributions	197,218	54,008	(4,524,535)	265.2%	-101.2%
Market value change	2,513,110	(6,900,341)	4,837,224	-136.4%	-242.7%
Fixed income fund assets — ending	153,016,581	161,786,294	191,488,529	-5.4%	-15.5%
Assets under management — ending	$2,350,358,550	$2,297,994,984	$2,124,358,355	2.3%	8.2%

(1)	On January 31, 2015, Worthington Value Line Equity Advantage Fund was added to the Value Line Family of Funds.

(2)	On December 31, 2014, The VIP Equity Advantage Fund was added to the Value Line Family of Funds as an addition to the Guardian Variable Annuities product.

(3)	On March 21, 2013, the shareholders of the Value Line U.S. Government Securities Fund approved the tax free reorganization of the Value Line U.S. Government Securities Fund into the Value Line Core Bond Fund. Shares of the U.S Gov’t Securities Fund were exchanged into the Value Line Core Bond Fund effective March 22, 2013. This transaction is excluded from sales/redemptions

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are available to the public only through the purchase of certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

The next table provides a breakdown of the major distribution channels for the Value Line Funds in terms of assets and shareholder accounts as of April 30, 2015.

Fund Categories	Aggregate Assets	Percentage of Assets in Category	Shareholder Accounts	Percentage of Shareholder Accounts in Category

Guardian (SAM and Centurion Funds)	$459,820,828	19.2%	19,978	23%
Top five dealer platforms	998,272,462	41.7%	36,386	42%
VL Funds direct accounts & other dealers	936,782,894	39.1%	30,382	35%
Total*	$2,394,876,184	100.0%	86,746	100.0%

* Total aggregate assets and shareholder accounts include $44,517,634 of total assets and 1,871 shareholder accounts, respectively, of the Daily Income Fund U.S. Government Portfolio managed by Reich & Tang. .

In January 2015, the Value Line VIP Equity Advantage Fund was launched. The fund is an open end fund that invests primarily in a basket of closed-end funds. The fund is exclusively available in the Guardian Pro Series Variable Annuities. EAM partnered with Worthington Capital Management, a $2 billion Memphis based investment adviser, to create and launch the Worthington Value Line Equity Advantage Fund which started in February 2015. The fund, similar to VIP, is actively managed and uses a proprietary model created by Worthington, EAM, and Value Line Publishing LLC, to identify which closed end funds to hold in the portfolio and is available in the retail and RIA (registered investment advisers) channels.

In March 2015, Value Line Larger Companies Fund was renamed Value Line Larger Companies Focused Fund and Value Line Fund was renamed Value Line Mid Cap Focused Fund. The names were changed to emphasize both portfolios’ focus on high conviction ideas in the large cap and mid cap categories, respectively.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2015, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $15,014,000, 12b-1 fees and other fees of $5,459,000 and other income of $34,000. For the same period, total investment management fee waivers were $192,000 and 12b-1 fee waivers for six Value Line Funds were $1,518,000. During the twelve months ended April 30, 2015, EAM’s net income was $1,248,000 after giving effect to Value Line’s non-voting revenues interest of $7,346,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2014, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $14,452,000, 12b-1 fees and other fees of $5,061,000 and other income of $16,000. For the same period, total investment management fee waivers were $89,000 and 12b-1 fee waivers for seven Value Line Funds were $1,683,000. During the twelve months ended April 30, 2014, EAM’s net income was $1,464,000 after giving effect to Value Line’s non-voting revenues interest of $6,767,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2015, six of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waiver in place. Fee waivers for certain of the Value Line Funds including all of the 12b-1 fees being waived cannot be recouped. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets. As of August 1, 2013, EULAV Securities began to receive additional 12b-1 revenues from select Value Line Funds. Waivers were removed or reduced on some funds, in an effort to continue to expand the marketing programs.

The Value Line equity and hybrid funds assets represent 73.8%, variable annuity funds issued by GIAC represent 19.7%, and fixed income fund assets represent 6.5%, respectively, of total fund assets under management (“AUM”) as of April 30, 2015. At April 30, 2015, equity, hybrid and GIAC variable annuities AUM increased by 2.9% and fixed income AUM decreased by 5.6% as compared to fiscal 2014.

As of April 30, 2015, three of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

Two of the eight equity and hybrid funds are in the top quartile of their respective peer groups for one year and two of the eight are in the top quartile for the three year period according to Lipper. At this time last year, two were in the top quartile for one year and four were in the top quartile for three years.

Value Line equity funds continue to be recognized for both their strong long-run performance and lower-risk profile. The Value Line Asset Allocation Fund continues to be on the Schwab Mutual Fund OneSource Select List® since August 2012. The Value Line Asset Allocation Fund was also added to the Schwab Select List Advisor Edition™ for the fourth calendar quarter of 2013 providing even more exposure. The Value Line Small Cap Opportunities Fund is recognized on a select list at Lincoln Financial. During March 2015, EAM executed a new selling agreement with Massachusetts Mutual Insurance Company which enables the Value Line Mutual Funds to be displayed and sold on their retirement platform. Massachusetts Mutual has over $160 Billion dollars in retirement account monies with over 3 million participants, in addition to several other dealer agreements, expanding the active selling agreements to over 100.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM’s investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2015	2014	2013	‘15 vs. ‘14	‘14 vs. ‘13
Non-voting revenues interest	$7,346	$6,767	$5,781	8.6%	17.1%
Non-voting profits interest	624	732	479	-14.8%	52.8%
	$7,970	$7,499	$6,260	6.3%	19.8%

During the twelve months ended April 30, 2015 and April 30, 2014, the Company recorded revenues of $7,970,000 and $7,499,000, respectively, consisting of $7,346,000 and $6,767,000, from its non-voting revenues interest in EAM and $624,000 and $732,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2013, the Company recorded revenues of $6,260,000, consisting of $5,781,000, from its non-voting revenues interest in EAM and $479,000, from its non-voting profits interest in EAM.

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2015	2014	2013	‘15 vs. ‘14	‘14 vs. ‘13
Advertising and promotion	$4,984	$4,223	$4,075	18.0%	3.6%
Salaries and employee benefits	15,935	16,335	15,034	-2.4%	8.7%
Production and distribution	7,081	6,402	5,694	10.6%	12.4%
Office and administration	5,124	6,870	6,917	-25.4%	-0.7%
Total expenses	$33,124	$33,830	$31,720	-2.1%	6.7%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses of $33,124,000 for the twelve months ended April 30, 2015, decreased $706,000, or 2.1%, as compared to the twelve months ended April 30, 2014. The decrease in expenses resulted primarily from a $945,000 decrease in rent expense partially offset by the additional depreciation and amortization of $630,000 related to software development costs previously incurred.

Operating expenses of $33,830,000 for the twelve months ended April 30, 2014, increased $2,110,000, or 6.7%, as compared to the twelve months ended April 30, 2013. The increase in expenses resulted primarily from the additional depreciation and amortization of $533,000 related to software development costs and $1,301,000 increase in salaries due to the timing of personnel replacements in Research, Fulfillment and Mailing, and new hires in Institutional Sales and Telemarketing. Operating expenses were $31,720,000 for the twelve months ended April 30, 2013.

Advertising and promotion

Advertising and promotion expenses of $4,984,000 during the twelve months ended April 30, 2015 increased $761,000 or 18.0%, as compared to fiscal 2014, principally due to a $305,000 increase in direct mail costs. The increase in direct mail expenses is attributable to an increase in list costs of 10% resulting from the purchase of more prospect names and the timing of mailing for The Value Line 600 and The Value Line Investment Survey with 12 campaigns in fiscal 2015 and 11 campaigns in fiscal 2014. Other increases include a $51,000 increase in third-party client support expenses and a $277,000 increase in sales commissions. Commissions vary based on the type of customer, size of sale, and whether a sale is new or renewal. In fiscal 2015 in-house telemarketing expenses increased $249,000 and were associated with a $1.7 million increase in retail sales orders during the twelve months ended April 30, 2015. An increase of $144,000 in media and general advertising primarily related to expenses to improve services in retail marketing and brand awareness promotions through newspapers, television, radio and the internet.

Advertising and promotion expenses during the twelve months ended April 30, 2014 increased $148,000 or 3.6%, as compared to fiscal 2013, mainly due to a $332,000 increase in sales commissions which resulted from a $3.2 million increase in gross sales. In fiscal 2014 in-house telemarketing expenses that started in March 2013 increased $236,000 and were associated with a $4.6 million increase in retail sales orders during the twelve months ended April 30, 2014.

Salaries and employee benefits

Salaries and employee benefits of $15,935,000 during the twelve months ended April 30, 2015 were $400,000 or 2.4% below fiscal 2014’s primarily as a result of a decrease in administrative and support personnel (in Information Technology (IT), Accounting, Advertising and the IT support at VLDC, the fulfillment operation) partially offset by an increase in the internal Telemarketing, Research and Institutional Sales departments. The capitalization of internal salaries and benefits expenses of $1,692,000 for digital project development increased $96,000 during the twelve months ended April 30, 2015, as compared to fiscal 2014.

Salaries and employee benefits increased $1,301,000 or 8.7% during the twelve months ended April 30, 2014 as compared to fiscal 2013. In fiscal 2014, increased expenses in salaries and employee benefits were related to the timing of personnel replacements in Research and Fulfillment, as well as new hires in Institutional Sales and Telemarketing. The capitalization of internal salaries and benefits expenses of $1,595,000 for digital project development costs decreased $68,000 during the twelve months ended April 30, 2014, as compared to fiscal 2013.

During the twelve months ended April 30, 2015, 2014 and 2013, the Company recorded profit sharing expenses of $422,000, $373,000 and $240,000, respectively.

Production and distribution

Production and distribution expenses of $7,081,000 during the twelve months ended April 30, 2015 increased $679,000 or 10.6% as compared to fiscal 2014. During the twelve months ended April 30, 2015, an increase of $470,000 was attributable to additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, concurrent user software, product and website development and new service oriented production architecture and a $488,000 increase in third party expenses for hosting the Company’s digital version of our equity based product offerings and mobile devices. The increase in expenses was partially offset by a $159,000 decrease in service mailers cost and a $116,000 decrease in paper, printing and mailing costs since the Company renegotiated printing, binder and paper prices with various vendors.

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

Office and administration

The Company’s move to new headquarters in the third quarter of fiscal 2014 resulted in a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms for the new office space between Value Line, Inc. and Citibank, with the office move also responsible in part for a decline in maintenance, taxes and utilities for our New York City headquarters. The rental expenses during the twelve months ended April 30, 2014 included an additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013.

Total office and administration expenses of $5,124,000, during the twelve months ended April 30, 2015 decreased $1,746,000 or 25.4% as compared to fiscal 2014. For the twelve months ended April 30, 2015, office and administration expenses included a $945,000 decrease in rental expense at our New York City facility including the aforementioned $771,000 rent savings, a decline of $109,000 in telephone, utilities and equipment rental expenses, an accelerated write-off of $138,000 of obsolete software and a decrease of $272,000 in website hosting fees that resulted from the termination of a third party vendor. During fiscal 2015 restructuring and settlement costs decreased $205,000 or 73.2%.

Total office and administration expenses during the twelve months ended April 30, 2014 decreased $47,000 or 0.7%, as compared to fiscal 2013. For the twelve months ended April 30, 2014, office and administration expenses included a $135,000 increase in data processing fees, a $96,000 increase in bank fees due to an increase in the volume of credit card orders, an increase in professional fees primarily for tax audits which were offset by a decrease of $118,000 in building maintenance costs and a decrease of $132,000 in utilities expenses. Additional decreases in fiscal 2014 are related to a decline in real estate taxes due to legal appeal of the valuation assessment of the Company’s warehouse and fulfillment facility resulting in refunds and credits and a current year reduction in property taxes of $115,000 and a decrease in New York City property taxes billed as lease escalation charges due on the Company’s previously occupied office facility.

Lease Commitments

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line leased approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on or about July 1, 2013 and ending on February 27, 2017 (“Sublease”). The facility is the Company’s new corporate office. Base rent under the Sublease is $1,468,269 per annum payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which was reduced to $367,067 on March 1, 2015, and then it may be reduced to $244,712 on March 1, 2016 and fully refunded after the Sublease ends. In March 2015 the Company received $122,355 from sublandlord. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The Sublease terms provide for a significant decrease in the Company’s annual rental expenses.

During fiscal 2014, Value Line reached an agreement with its previous landlord and extended the term of the lease for its previous corporate office facility, which expired on May 31, 2013, for a period of three and a half months beginning June 1, 2013 and expired September 15, 2013 (“Lease Modification”) at a rental which approximated the Company’s monthly rent payments under the original lease obligation. Management determined the overlap payment of up to two and a half months was a necessary precaution to allow transfer of telecommunications and other technology lines and equipment to the new headquarters, given that Citibank’s move out was not pegged to a predetermined date.

Income from Securities Transactions, net

	Fiscal Years Ended April 30,			Change
($ in thousands)	2015	2014	2013	’15 vs. ’14	’14 vs. ’13
Dividend income	$157	$147	$124	6.8%	18.5%
Interest income	3	5	4	-40.0%	25.0%
Capital gain distribution from ETFs	57	36	-	58.3%	n/a
Exchange loss	(16)	-	-	n/a	n/a
Interest expense	-	(5)	-	n/a	n/a
Other	(75)	(5)	(2)	-1400.0%	-150.0%
Total income from securities transactions, net	$126	$178	$126	-29.2%	41.3%

During the twelve months ended April 30, 2015 the Company’s income from securities transactions, net, was $126,000 primarily derived from dividend income and capital gain distributions partially offset by loss on investment assets. The Company’s income from securities transactions, net, which included primarily dividend income, was $178,000 and $126,000 during the twelve months ended April 30, 2014 and 2013, respectively. Income from securities transactions, net, included capital gain distributions from ETFs of $57,000 and $36,000, respectively, during the twelve months ended April 30, 2015 and April 30, 2014. There were no sales, or gains or losses from sales, of equity securities during the twelve months ended April 30, 2015 and April 30, 2014.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2015, 2014 and 2013 were 30.52%, 33.50% and 37.00%, respectively. The Company’s annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2015 is primarily attributable to the write-off of the tax bases of goodwill, effect of the reduction in the allocation factors on the state and local deferred tax liability (primarily the gain on deconsolidation of EAM), reversal of excess income tax accruals established in past years that were resolved upon completion of the prior NYC and IRS audits and an increase in the domestic production tax credits. The decrease in the effective income tax rate during fiscal 2014 is attributable to the lower percentage of income subject to state and local income taxes and a favorable settlement of a local income tax audit. The fluctuation in the effective income tax rate during fiscal 2013 is attributable to a higher percentage of income subject to state and local taxes offset by the recognition of the domestic production tax credits and an increase in the dividends received deduction during the current fiscal year.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $7,369,000 and $8,790,000 as of April 30, 2015 and April 30, 2014, respectively. These amounts include short term unearned revenue of $21,510,000 and $21,490,000 reflected in total current liabilities at April 30, 2015 and April 30, 2014, respectively. Cash and short term securities were $15,506,000 and $15,014,000 as of April 30, 2015 and April 30, 2014, respectively.

The Company’s cash and cash equivalents include $5,272,000 and $5,482,000 at April 30, 2015 and April 30, 2014, respectively, invested primarily in savings accounts and commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $1,407,000 during the twelve months ended April 30, 2015, compared to cash inflows from operations of $3,487,000 and $1,168,000 during the twelve months ended April 30, 2014 and 2013, respectively. The decrease in cash flows from fiscal 2014 to fiscal 2015 was primarily attributable to the timing of income tax payments, receipt of accounts receivable, and payments of operating expenses partially offset by an increase in unearned income from the receipt of prepaid subscription orders. The increase in cash flows from fiscal 2013 to fiscal 2014 was primarily attributable to an increase of $1,700,000 of prepaid unearned subscriptions income and the timing of income tax payments.

Cash from investing activities

The Company’s cash inflows from investing activities of $4,689,000 during the twelve months ended April 30, 2015, compared to cash inflows from investing activities of $1,920,000 for the twelve months ended April 30, 2014. Cash inflows for the twelve months ended April 30, 2015, were higher due to the Company’s decision not to reinvest in the purchase of equity securities and the increase in receipts from the Company’s non-voting revenues and non-voting profits interest distributions from EAM. Cash inflows for the twelve months ended April 30, 2014, were higher due to the increase in receipts from the Company’s non-voting revenues and non-voting profits interest distributions from EAM.

Cash from financing activities

During the twelve months ended April 30, 2015, the Company’s cash outflows from financing activities were $6,010,000 and compared to cash outflows from financing activities of $6,459,000 and $6,117,000 for the twelve months ended April 30, 2014 and 2013, respectively. Cash outflows for financing activities included $122,000, $550,000 and $182,000 for the repurchase of 8,433, 58,499 and 19,953 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2015, 2014 and 2013, respectively. Quarterly dividend payments of $0.15 per share in fiscal 2015 aggregated $5,888,000 as compared to quarterly dividend payments of $0.15 per share totaling $5,909,000 in fiscal 2014.

At April 30, 2015 there were 9,809,496 common shares outstanding as compared to 9,817,929 common shares outstanding at April 30, 2014. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of April 30, 2015, retained earnings and liquid assets were approximately $35 million and $16 million, respectively.

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

•	Revenue recognition
•	Income taxes
•	Settlement reserve

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

As of April 30, 2015 and 2014, the Company had $356,000 and $364,000, respectively, of deferred tax assets. In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized in the Company’s tax filings.

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

Contractual Obligations

Below is a summary of certain contractual obligations of the Company as of April 30, 2015 ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	2,692	1,468	1,224	-	-
Purchase Obligations	-	-	-	-	-
Total	$2,692	$1,468	$1,224	$-	$-

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

Interest Rate Risk

The Company’s strategy has historically been to acquire debt securities with low credit risk and low price risk. Despite this objective, management recognizes and accepts the possibility that losses may occur. To limit the price fluctuation in these securities from interest rate changes, the Company’s management historically invested primarily in short term obligations maturing in less than one year. At April 30, 2015 and April 30, 2014, the Company did not have investments in securities with fixed maturities and therefore does not have any interest rate risk.

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

As of April 30, 2015 and April 30, 2014, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $9,470,000 and $8,847,000, respectively, and the fair value was $9,632,000 and $9,226,000, respectively.

Equity Securities					Hypothetical
					Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2015	Equity Securities and ETFs held for dividend yield	$5,583	30% increase	$7,258	3.16%
			30% decrease	$3,908	-3.16%
As of April 30, 2015	Inverse ETF Holdings	$4,049	30% increase	$2,834	-2.29%
			30% decrease	$5,264	2.29%
As of April 30, 2015	Total	$9,632	30% increase	$10,092	0.87%
			30% decrease	$9,172	-0.87%

Equity Securities					Hypothetical
					Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2014	Equity Securities and ETFs held for dividend yield	$5,292	30% increase	$6,880	3.10%
			30% decrease	$3,704	-3.10%
As of April 30, 2014	Inverse ETF Holdings	$3,934	30% increase	$2,754	-2.30%
			30% decrease	$5,114	2.30%
As of April 30, 2014	Total	$9,226	30% increase	$9,634	0.80%
			30% decrease	$8,818	-0.80%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)
($ in thousands, except per share amounts)

	Net Revenues	Income/ (Loss) from Operations	Revenues and Profits Interests in EAM Trust	Income/ (Loss) From Securities Trans., net	Net Income	Earnings Per Share

2015, by Quarter
First	$9,070	$1,062	$2,022	$41	$2,036	$0.21
Second	9,261	1,046	1,949	66	1,982	0.20
Third	8,863	851	2,024	96	2,177	0.22
Fourth *	8,329	(560)	1,975	(77)	1,097	0.11
Total	$35,523	$2,399	$7,970	$126	$7,292	$0.74

2014, by Quarter
First	$8,952	$469	$1,769	$38	$1,445	$0.15
Second	9,013	646	1,854	34	1,616	0.16
Third	9,274	1,008	1,974	70	2,026	0.21
Fourth	9,092	378	1,902	36	1,681	0.17
Total	$36,331	$2,501	$7,499	$178	$6,768	$0.69

2013, by Quarter
First	$8,938	$1,352	$1,473	$26	$1,776	$0.18
Second	8,809	920	1,529	30	1,572	0.16
Third	8,946	1,088	1,625	37	1,747	0.18
Fourth	9,147	760	1,633	33	1,524	0.15
Total	$35,840	$4,120	$6,260	$126	$6,619	$0.67

* During the fourth quarter ended April 30, 2015, the Company’s loss from operations of $560,000 was the result of 12 weeks of print revenues recorded in the fourth quarter of fiscal 2015 as compared to 13 weeks recorded in the fourth quarter of fiscal 2014, accelerated write-off of $138,000 related to obsolete software and an additional direct mail campaign in the fourth quarter of fiscal 2015.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a)    Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2015, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company’s controls; however, management does not expect that the Company’s disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2015 and Principal Occupation	Director Since

Howard A. Brecher* (61). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer; Vice President and Secretary of the Company from prior to 2005 until January 2010; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. since prior to 2005.

Mr. Brecher has been an officer of the Company for more than 20 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

1992
Stephen P. Davis (63). Deputy Commissioner, New York City Police Department (“NYPD”), since January, 2014. Managing Member, Davis Investigative Group, LLC from 2001 to 2013. Mr. Davis serves as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He successfully managed his own business servicing the financial services industry and other clients for more than 11 years.	2010
Alfred R. Fiore (59). Retired Chief of Police, Westport, CT. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT from 2004 to 2011 and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (58). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte & Touche. Mr. Muenzer is a Certified Public Accountant.	2012
Stephen R. Anastasio* (56). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 25 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (65). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for more than 19 years.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled “Director Qualifications” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

(b)    The information pertaining to executive officers of the Company is set forth in Part I, Item I, subsection J under the caption “Executive Officers of the Registrant” of this Form 10-K.

Audit Committee

The Company has a standing Audit Committee performing the functions described in Section 3(a) (58) (A) of the Securities Exchange Act of 1934, the members of which are: Mr. Glenn Muenzer, Mr. Stephen Davis, and Mr. Alfred Fiore. Mr. Muenzer, a qualified financial expert, was elected Chairman of the Audit Committee in 2012. The Board of Directors have determined that Mr. Muenzer is an “audit committee financial expert” (as defined in the rules and regulations of the SEC). The Board of Directors believes that the experience and financial sophistication of the members of the Audit Committee are sufficient to permit the members of the Audit Committee to fulfill the duties and responsibilities of the Audit Committee. All members of the Audit Committee meet the NASDAQ’s financial sophistication requirements for audit committee members.

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

Based on the Company’s review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2015, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2015.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2015 as to shares of the Company’s Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	88%
485 Lexington Avenue
New York, NY 10017

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2015, with respect to shares of the Company’s Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 88% of the outstanding shares of the Company’s common stock, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2015 and April 30, 2014, the Company was reimbursed $171,000 and $220,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2015 or April 30, 2014. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company’s liability as if it filed a separate federal income tax return. For the years ended April 30, 2015 and 2014, the Company made payments to AB&Co. for federal income taxes amounting to $3,366,000 and $2,254,000, respectively.

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

During the twelve months ended April 30, 2015, the Company recorded revenues of $7,970,000, consisting of $7,346,000, from its non-voting revenues interest in EAM and $624,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2014, the Company recorded revenues of $7,499,000, consisting of $6,767,000, from its non-voting revenues interest in EAM and $732,000, from its non-voting profits interest in EAM. During the twelve months ended April 30, 2013, the Company recorded revenues of $6,260,000, consisting of $5,781,000, from its non-voting revenues interest in EAM and $479,000, from its non-voting profits interest in EAM.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $1,951,000 and $1,887,000 at April 30, 2015 and April 30, 2014, respectively, for the unpaid portion of Value Line’s non-voting revenues and profits interests. The non-voting revenues interest due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics. This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors. Transactions covered for the fiscal year ended April 30, 2015 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees paid to the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2015	2014
Audit fees	$144,850	$143,700
Audit-related fees	6,625	14,705
Tax-related fees	105,568	84,840
Total	$257,043	$241,445

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Horowitz & Ullmann, P.C. for professional services for the audit of the Company’s consolidated financial statements for the fiscal years ended April 30, 2015 and 2014 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company’s Board of Directors approves all services provided by Horowitz & Ullmann, P.C., prior to the provision of those services. The Audit Committee has not adopted any specific pre-approval policies and procedures.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements- See Part II Item 8.

		All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)		Exhibits

3.1	Certificate of Incorporation of the Company, as amended through April 7, 1983, is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Value Line, Inc. filed with the SEC on April 7, 1983.
3.2	Certificate of Amendment of Certificate of Incorporation dated October 24, 1989 is incorporated by reference to Exhibit 3.2 to the Amended Annual Report on Form 10-K/A for the year ended April 30, 2008 filed with the SEC on June 5, 2009.
3.3	By-laws of the Company, as amended through January 18, 1996, are incorporated by reference to Exhibit 3.1 to the Amended Quarterly Report on Form 10-Q/A for the quarter ended January 31, 1996 filed with the SEC on March 19, 1996.
10.1	Form of tax allocation arrangement between the Company and AB&Co. is incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Value Line, Inc. filed with the SEC on April 7, 1983.
10.2	Form of Servicing and Reimbursement Agreement between the Company and AB&Co., dated as of November 1, 1982, is incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Value Line, Inc. filed with the SEC on April 7, 1983.
10.3(a)	Lease, dated as of June 4, 1993, for the Company’s premises at 220 East 42nd Street, New York, NY, is incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended April 30, 1994 filed with the SEC on June 17, 1994.
10.3(b)	Amendment to Lease, dated September 14, 2000, is incorporated by reference to Exhibit 10.14 to the Amended Annual Report on Form 10-K/A for the year ended April 30, 2001 filed with the SEC on August 17, 2001.
10.3(c)	Amendment to Lease, dated April 23, 2007, is incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended April 30, 2007 filed with the SEC on July 20, 2007.

10.3(d)	Lease Modification, dated as of February 7, 2013, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed with the SEC on March 13, 2013.

10.4	Form of indemnification agreement, dated July 13, 2010, by and between the Company and each of Howard A. Brecher, Stephen Davis, Alfred Fiore, William E. Reed, Mitchell E. Appel, Stephen R. Anastasio and Thomas T. Sarkany is incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended April 30, 2010 filed with the SEC on July 16, 2010.
10.5	EULAV Asset Management Declaration of Trust dated as of December 23, 2010 is incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 filed with the SEC on March 24, 2011.
10.6	Agreement of Sublease, dated as of February 7, 2013, for the Company’s premises at 485 Lexington Ave., New York, NY, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed with the SEC on March 13, 2013.

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 filed with the SEC on March 24, 2011.
21	List of subsidiaries of Value Line, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.*
32.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.*
99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2015. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

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

Dated: July 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer
Glenn Muenzer
Director

/s/ Stephen P. Davis
Stephen Davis
Director

/s/ Alfred R. Fiore
Alfred Fiore
Director

/s/ Mary Bernstein
Mary Bernstein
Director

Dated: July 22, 2015

HOROWITZ & ULLMANN, P.C.

Certified Public Accountants

A member of the	275 Madison Avenue
AICPA Center for Audit Quality	New York, NY 10016
New York State Society of CPAs	Telephone: (212) 532-3736
PCAOB registered	Facsimile: (212) 545-8997
E-mail: cpas@horowitz-ullmann.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. (the "Company") as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Line, Inc. as of April 30, 2015, and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

New York, New York

July 21, 2015

Part II
Item 8.
Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $5,272 and $5,482, respectively)	$5,874	$5,788
Securities available-for-sale	9,632	9,226
Accounts receivable, net of allowance for doubtful accounts of $32 and $39, respectively	1,409	1,206
Prepaid and refundable income taxes	114	175
Prepaid expenses and other current assets	1,460	1,507
Deferred income taxes	356	364
Total current assets	18,845	18,266

Long term assets:
Investment in EAM Trust	58,048	57,850
Property and equipment, net	3,690	3,863
Capitalized software and other intangible assets, net	6,838	6,896
Total long term assets	68,576	68,609

Total assets	$87,421	$86,875

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,787	$2,429
Accrued salaries	1,219	1,349
Dividends payable	1,472	1,472
Accrued taxes on income	226	316
Unearned revenue	21,510	21,490
Total current liabilities	26,214	27,056

Long term liabilities:
Unearned revenue	4,537	3,634
Deferred charges	167	367
Deferred income taxes	22,064	22,520
Total long term liabilities	26,768	26,521
Total liabilities	52,982	53,577

Shareholders’ Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	34,587	33,183
Treasury stock, at cost (190,504 shares and 182,071 shares, respectively)	(2,244)	(2,122)
Accumulated other comprehensive income, net of tax	105	246
Total shareholders’ equity	34,439	33,298

Total liabilities and shareholders’ equity	$87,421	$86,875

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.
Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2015	2014	2013
Revenues:
Investment periodicals and related publications	$32,676	$33,598	$31,940
Copyright data fees	2,847	2,733	3,900
Total revenues	35,523	36,331	35,840

Expenses:
Advertising and promotion	4,984	4,223	4,075
Salaries and employee benefits	15,935	16,335	15,034
Production and distribution	7,081	6,402	5,694
Office and administration	5,124	6,870	6,917
Total expenses	33,124	33,830	31,720
Income from operations	2,399	2,501	4,120

Revenues and profits interests in EAM Trust	7,970	7,499	6,260
Income from securities transactions, net	126	178	126
Income before income taxes	10,495	10,178	10,506
Income tax provision	3,203	3,410	3,887
Net income	$7,292	$6,768	$6,619

Earnings per share, basic & fully diluted	$0.74	$0.69	$0.67

Weighted average number of common shares	9,813,623	9,839,155	9,888,774

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2015	2014	2013

Net income	$7,292	$6,768	$6,619

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on securities, net of taxes	(141)	(5)	166
Other comprehensive income/(loss)	(141)	(5)	166
Comprehensive income/(loss)	$7,151	$6,763	$6,785

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.
Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$7,292	$6,768	$6,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,715	2,085	1,552
Non-voting revenues interest in EAM Trust	(7,346)	(6,767)	(5,781)
Non-voting profits interest in EAM Trust	(624)	(732)	(479)
Realized and unrealized losses on securities available-for-sale	-	-	-
Deferred rent	(200)	567	-
Deferred income taxes	(237)	464	1,078
Changes in operating assets and liabilities:
Unearned revenue	923	415	(1,286)
Reserve for settlement	21	7	(32)
Operating lease exit obligation	-	(36)	(439)
Accounts payable & accrued expenses	(663)	(202)	(17)
Accrued salaries	(130)	149	92
Accrued taxes on income	(249)	733	33
Prepaid and refundable income taxes	61	(175)	779
Prepaid expenses and other current assets	47	139	(575)
Accounts receivable	(203)	72	(376)
Total adjustments	(5,885)	(3,281)	(5,451)
Net cash provided by operating activities	1,407	3,487	1,168

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	57	-	-
Purchases of equity securities	(656)	(2,553)	(2,545)
Distributions received from EAM Trust	7,832	7,160	5,080
Acquisition of property and equipment	(120)	(206)	(331)
Expenditures for capitalized software	(2,424)	(2,481)	(2,457)
Net cash provided by (used for) investing activities	4,689	1,920	(253)

Cash flows from financing activities:
Purchase of treasury stock at cost	(122)	(550)	(182)
Dividends paid	(5,888)	(5,909)	(5,935)
Net cash used for financing activities	(6,010)	(6,459)	(6,117)
Net change in cash and cash equivalents	86	(1,052)	(5,202)
Cash and cash equivalents at beginning of year	5,788	6,840	12,042
Cash and cash equivalents at end of year	$5,874	$5,788	$6,840

See independent auditor’s report and accompanying notes to the consolidated financial statements.

Part II
Item 8.
Value Line, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Fiscal Years Ended April 30, 2015, 2014 and 2013
(in thousands, except share amounts)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2012	10,000,000	$1,000	$991	(103,619)	$(1,390)	$31,628	$85	$32,314

Net income						6,619		6,619
Change in unrealized gains on securities, net of taxes							166	166
Purchase of treasury stock				(19,953)	(182)			(182)
Dividends declared						(5,932)		(5,932)
Balance as of April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Dividends declared per share were $0.15 for each of the three months ending July 31, 2012, October 31, 2012, January 31, 2013 and April 30, 2013.

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Net income						6,768		6,768
Change in unrealized gains on securities, net of taxes							(5)	(5)
Purchase of treasury stock				(58,499)	(550)			(550)
Dividends declared						(5,900)		(5,900)
Balance as of April 30, 2014	10,000,000	$1,000	$991	(182,071)	$(2,122)	$33,183	$246	$33,298

Dividends declared per share were $0.15 for each of the three months ending July 31, 2013, October 31, 2013, January 31, 2014 and April 30, 2014.

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2014	10,000,000	$1,000	$991	(182,071)	$(2,122)	$33,183	$246	$33,298

Net income						7,292		7,292
Change in unrealized gains on securities, net of taxes							(141)	(141)
Purchase of treasury stock				(8,433)	(122)			(122)
Dividends declared						(5,888)		(5,888)
Balance as of April 30, 2015	10,000,000	$1,000	$991	(190,504)	$(2,244)	$34,587	$105	$34,439

Dividends declared per share were $0.15 for each of the three months ending July 31, 2014, October 31, 2014, January 31, 2015 and April 30, 2015.

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

EAM earns investment management fees from the Value Line Funds. The management fees and average daily net assets for the Value Line Funds are calculated by State Street Bank, which serves as the fund accountant, fund administrator, and custodian of the Value Line Funds.

Value Line, Inc.
Notes to Consolidated Financial Statements

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the “1940 Act”). Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open. Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid advisory fees. EAM had no separately managed accounts as of April 30, 2015 or April 30, 2014. Assets within the separately managed accounts were held at third party custodians and were subject to the terms of the applicable advisory agreements and did not have any advance notice requirement for withdrawals.

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

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a “non-voting revenues interest” and a “non-voting profits interest” in EAM as defined in the EAM Trust Agreement. The non-voting revenues interest entitles the Company to receive a range of 41% to 55%, based on the amount of EAM’s adjusted gross revenues, excluding EULAV Securities’ distribution revenues (“Revenues Interest”). The non-voting profits interest entitles the Company to receive 50% of EAM’s profits, subject to certain limited adjustments as defined in the EAM Trust Agreement (“Profits Interest”). The Revenues Interest and at least 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line. Subsequent to the Restructuring Date, the Company’s Revenues Interest in EAM excludes participation in the service and distribution fees of EAM’s subsidiary EULAV Securities. The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting subsequent to the Restructuring Transaction. Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM’s revenues and profits.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

Value Line, Inc.
Notes to Consolidated Financial Statements

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,272	$-	$-	$5,272
Securities available-for-sale	9,632	-	-	9,632
	$14,904	$-	$-	$14,904

	As of April 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,482	$-	$-	$5,482
Securities available-for-sale	9,226	-	-	9,226
	$14,708	$-	$-	$14,708

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2015 and April 30, 2014, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB’s ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2015, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company’s financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2015 and April 30, 2014, cash equivalents included $5,272,000 and $5,482,000, respectively, for amounts invested in savings accounts at large commercial banks, held as bank certificates of deposits, and investments in money market mutual funds that invest in short term U.S. government securities.

Expenses Related to Settlement:

The Company expenses all costs associated with a Fair Fund as incurred (see Note 15 “Expenses for Settlement”).

Note 2-Supplementary Cash Flow Information:

	Fiscal Years Ended April 30,
($ in thousands)	2015	2014	2013
State and local income tax payments	$238	$114	$120
Federal income tax payments to the Parent	$3,366	$2,254	$1,877

See Note 3-Related Party Transactions for tax amounts associated with Arnold Bernhard and Co., Inc. (“AB&Co.” or the “Parent”).

Value Line, Inc.
Notes to Consolidated Financial Statements

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2015, were $2.40 billion, which is $46 million, or 2.0%, above total assets of $2.35 billion in the Value Line Funds managed by EAM at April 30, 2014.

In January 2015, the Value Line VIP Equity Advantage Fund was launched.  The fund is an open end fund that invests primarily in a basket of closed-end funds.  The fund is exclusively available in the Guardian Pro Series Variable Annuities.  EAM partnered with Worthington Capital Management, a $2 billion Memphis based investment adviser, to create and launch the Worthington Value Line Equity Advantage Fund which started in February 2015.  The fund, similar to VIP, uses a proprietary model created by Worthington, EAM, and Value Line Publishing LLC, to identify which closed end funds to hold in the portfolio and is available in the retail and RIA (registered investment advisers) channels.   In March 2015, Value Line Larger Companies Fund was renamed Value Line Larger Companies Focused Fund and Value Line Fund was renamed Value Line Mid Cap Focused Fund.  The names were changed to emphasize both portfolios focus on high conviction ideas in the large cap and mid cap securities, respectively.  In March 2015, Reich & Tang announced it will be liquidating the Daily Income Fund in July 2015.  EAM changed its money market option to the Federated Government Obligations Fund which was added as an option for the direct Value Line Funds’ shareholders to exchange into and is now available in place of the Daily Income Fund.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and at least 90% of the Company’s 50% interest in the residual profits of EAM which are payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.18%, 49.63%, 49.80% and 49.87% during the first, second, third and fourth quarters of fiscal 2015, respectively, and 46.66%, 47.27%, 47.91% and 48.66% during the first, second, third and fourth quarters of fiscal 2014, respectively.

The non-voting revenues and 90% of the Company’s non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $1,951,000 and $1,887,000 at April 30, 2015 and April 30, 2014, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2015	2014	2013
Non-voting revenues interest in EAM	$7,346	$6,767	$5,781
Non-voting profits interest in EAM	624	732	479
	$7,970	$7,499	$6,260

Transactions with Parent:

During the fiscal years ended April 30, 2015 and April 30, 2014, the Company was reimbursed $171,000 and $220,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2015 or April 30, 2014.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2015, 2014, and 2013, the Company made payments to the Parent for federal income tax amounting to $3,366,000, $2,254,000, and $1,877,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2015, the Parent owned 88% of the outstanding shares of common stock of the Company.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Equity Securities:

Equity securities classified as available-for-sale on the Consolidated Balance Sheets, consist of investments in common stocks, ETFs that attempt to replicate the performance of certain equity indexes held for dividend yield, ETFs that attempt to replicate the inverse of the price performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.

As of April 30, 2015 and April 30, 2014, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $9,470,000 and $8,847,000, respectively, and the fair value was $9,632,000 and $9,226,000, respectively. There were capital gain distributions from certain ETF’s of $57,000 and $36,000, respectively, during fiscal years 2015 and 2014. The decreases in gross unrealized gains on equity securities classified as available-for-sale of $217,000, net of deferred taxes of $76,000, were included in Shareholders’ Equity at April 30, 2015. The decreases in gross unrealized gains on equity securities classified as available-for-sale of $8,000, net of deferred taxes of $3,000, were included in Shareholders’ Equity at April 30, 2014. There were no sales or proceeds from sales of equity securities during the fiscal year ended April 30, 2015 or April 30, 2014.

The carrying value and fair value of securities available-for-sale at April 30, 2015 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$101	$74	$-	$175
ETFs - equities	3,903	1,508	-	5,411
Inverse ETFs - equities	5,466	-	(1,420)	4,046
	$9,470	$1,582	$(1,420)	$9,632

The carrying value and fair value of securities available-for-sale at April 30, 2014 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$101	$47	$(12)	$136
ETFs - equities	3,878	1,280	(2)	5,156
Inverse ETFs - equities	4,868	-	(934)	3,934
	$8,847	$1,327	$(948)	$9,226

Government Debt Securities (Fixed Income Securities):

Fixed income securities held from time to time consist of government debt securities issued by the United States federal government. There were no fixed income securities as of April 30, 2015 or April 30, 2014.

There were no sales or proceeds from maturities and sales of government debt securities classified as available-for-sale during the fiscal years ended April 30, 2015, 2014 and 2013.

Income from securities transactions was comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2015	2014	2013
Dividend income	$157	$147	$124
Interest income	3	5	4
Capital gain distribution from ETFs (1)	57	36	-
Exchange loss	(16)	-	-
Interest expense	-	(5)	-
Other	(75)	(5)	(2)
Total income/(loss) from securities transactions and other, net	$126	$178	$126

(1) Capital gain distributions of $57,000 and $36,000 which were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2015 and 2014, respectively.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Financial Statements. Realized gains and losses are recorded on the trade date in the Consolidated Statements of Income when securities are sold, mature or are redeemed. As of April 30, 2015 and April 30, 2014, gross unrealized gains of $162,000 and $380,000, net of deferred taxes of $57,000 and $134,000, respectively, are recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Value Line, Inc.
Notes to Consolidated Financial Statements

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2015 and April 30, 2014, the Company’s investment in EAM Trust, on the Consolidated Balance Sheets was $58,048,000 and $57,850,000, respectively.

The value of VLI’s investment in EAM at April 30, 2015 and April 30, 2014 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI’s share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2015	2014	2013
Investment management fees earned from the Value Line Funds, net of waivers shown below	$15,014	$14,452	$12,773
12b-1 fees and other fees, net of waivers shown below	$5,459	$5,061	$3,905
Other income	$34	$16	$14
Investment management fee waivers and reimbursements (1)	$192	$89	$379
12b-1 fee waivers (1)	$1,518	$1,683	$2,156
Value Line’s non-voting revenues interest	$7,346	$6,767	$5,781
EAM’s net income (2)	$1,248	$1,464	$945

(1) During fiscal 2015 and 2014 investment management fee waivers and reimbursements primarily related to the Value Line Core Bond Fund and the 12b-1 fee waivers related to six and seven of the Value Line Mutual Funds, respectively.  During fiscal 2013 investment management fee waivers and reimbursements related to the Value Line Core Bond Fund and the U.S. Government Money Market Fund (“USGMMF”) which was merged into a third party fund, the Daily Income Fund, managed by Reich & Tang, effective October 19, 2012.  In fiscal 2013 the 12b-1 fee waivers related to nine of the Value Line Mutual Funds.

Subsequent to April 30, 2015, EAM changed its money market option to the Federated Government Obligations Fund which was added as an option for the direct Value Line Funds’ shareholders to exchange into and is now available in place of the Daily Income Fund.

(2) Represents EAM’s net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2015	2014
EAM’s total assets	$60,159	$59,965
EAM’s total liabilities (1)	(3,104)	(3,158)
EAM’s total equity	$57,055	$56,807

(1) At April 30, 2015 and 2014, EAM’s total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,951,000 and $1,887,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2015	$60,159	$58,048	$-	$58,048
As of April 30, 2014	$59,965	$57,850	$-	$57,850

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

	As of April 30,
($ in thousands)	2015	2014

Land	$726	$726
Building and leasehold improvements	5,037	5,024
Furniture and equipment	4,084	5,312
	9,847	11,062
Accumulated depreciation and amortization	(6,157)	(7,199)
Total property and equipment, net	$3,690	$3,863

Value Line, Inc.

Notes to Consolidated Financial Statements

Note 7-Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB’s ASC, the Company’s provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2015	2014	2013
Current tax expense (benefit):
Federal	$3,197	$2,707	$2,679
State and local	243	239	130
	3,440	2,946	2,809
Deferred tax expense (benefit):
Federal	(83)	572	728
State and local	(154)	(108)	350
	(237)	464	1,078
Income tax provision:	$3,203	$3,410	$3,887

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The tax effect of temporary differences giving rise to the Company’s deferred tax asset and deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2015	2014
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(57)	$(134)
Operating lease exit obligation	70	70
Deferred professional fees	34	36
Deferred charges	263	327
Total federal tax benefit	310	299

State and local tax benefits:
Other - deferred charges	46	65
Total state and local tax benefits	46	65
Deferred tax asset, short term	$356	$364

	Fiscal Years Ended April 30,
($ in thousands)	2015	2014
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	2,435	2,416
Other	401	646
Total federal tax liability	19,896	20,122

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,970	2,181
Deferred non-cash post-employment compensation	(69)	(76)
Depreciation and amortization	271	298
Deferred professional fees	(4)	(5)
Total state and local tax liabilities	2,168	2,398
Deferred tax liability, long term	$22,064	$22,520

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

Value Line, Inc.

Notes to Consolidated Financial Statements

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2015, 2014 and 2013 were 30.52%, 33.50% and 37.00%, respectively. The Company’s annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company’s geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2015 is primarily attributable to the writeoff of the tax bases of goodwill, effect of the reduction in the allocation factors on the state and local deferred tax liability (primarily the gain on deconsolidation of EAM), reversal of excess income tax accruals established in past years that were resolved upon completion of the prior NYC and IRS audits and an increase in the domestic production tax credits.  The decrease in the effective income tax rate during fiscal 2014 is attributable to the lower percentage of income subject to state and local income taxes and a favorable settlement of a local income tax audit.  The fluctuation in the effective income tax rate during fiscal 2013 is attributable to a higher percentage of income subject to state and local taxes offset by the recognition of the domestic production tax credits and an increase in the dividends received deduction during the current fiscal year.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Fiscal Years Ended April 30,
	2015	2014	2013
U.S. statutory federal rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	-0.15%	0.84%	2.96%
Effect of dividends received deductions	-0.40%	-0.33%	-0.27%
Write off goodwill	-1.62%	-	-
Domestic production tax credit	-0.44%	-0.58%	-0.52%
Other, net	-1.87%	-1.43%	-0.17%
Effective income tax rate	30.52%	33.50%	37.00%

The Company believes that, as of April 30, 2015, there were no material uncertain tax positions that would require disclosure under GAAP.

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

Note 8-Employees’ Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the “Plan”).  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2015, 2014, and 2013, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $422,000, $373,000 and $240,000, respectively.

Note 9-Lease Commitments:

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line has leased approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on July 1, 2013 and ending on February 27, 2017 (“Sublease”).  On August 16, 2013, the Company moved to the Building which became its new corporate office facility.  Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term.  In March 2015 the Company received $122,355 from sublandlord.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The Sublease terms have provided for a significant decrease in the Company’s annual rental expenses.  The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first six months of the sublease.

Value Line, Inc.

Notes to Consolidated Financial Statements

The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease.

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	Sublease
($ in thousands)

2016	$1,468
2017	1,224
2018 and thereafter	-
$2,692

For the fiscal years ended April 30, 2015, 2014, and 2013, rental expenses were $1,268,000, $2,213,000 and $2,509,000, respectively.  The rental expenses during fiscal 2014 included additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013.  The additional rent was offset by a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms between Value Line, Inc. and Citibank.

Note 10-Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, no single customer accounted for a significant portion of the Company’s sales in fiscal 2015, 2014, or 2013, nor its accounts receivable as of April 30, 2015 or 2014.

Note 11-Comprehensive Income:

The FASB’s ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

Beginning fiscal 2013, the Company adopted the provisions of Accounting Standards Update 2011-05 to reflect comprehensive income in two statements which include the components of net income and total net income in the first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income.

As of April 30, 2015, and April 30, 2014, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Balance Sheets.  Additionally, as of April 30, 2015, and April 30, 2014, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield.  The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company’s Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated  Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2015 are as follows:

	Fiscal Year Ended April 30, 2015
($ in thousands)	Amount Before Tax	Tax Expense/ (Benefit)	Amount Net of Tax
Change in unrealized gains on securities	$(274)	$96	$(178)
Less: Gains realized in net income	57	(20)	37
	$(217)	$76	$(141)

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2014 are as follows:

	Fiscal Year Ended April 30, 2014
($ in thousands)	Amount Before Tax	Tax Expense/ (Benefit)	Amount Net of Tax
Change in unrealized gains on securities	$28	$(10)	$18
Less: Gains realized in net income	(36)	13	(23)
	$(8)	$3	$(5)

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ending April 30, 2013 are as follows:

	Fiscal Year Ended April 30, 2013
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

The Company capitalized  $2,422,000 and $2,481,000 related to the development of software for internal use for the twelve months ended April 30, 2015 and 2014, respectively, of which $2,414,000 and $2,416,000 related to development costs for  the digital production software  project and $8,000 and $65,000 related to a new fulfillment system, respectively.  Total capitalized software includes $1,692,000 and $1,595,000 of internal costs to develop software and $730,000 and $886,000 of third party programmers’ costs for the years ended April 30, 2015, and April 30, 2014, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 5 years.  Total amortization expenses for the years ended April 30, 2015, 2014, and 2013 were $2,421,000, $1,812,000, and $1,295,000, respectively.  Amortization expense in fiscal 2015 included accelerated write-off of $138,000 related to obsolete software.

Note 13 - Treasury Stock and Repurchase Program:

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

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2012 (1)	103,619	$1,390	$13.41	$-
Purchases effected in open market (2)	19,953	$182	$9.13	$2,818
Balance as of April 30, 2013	123,572	$1,572	$12.72	$2,818
Purchases effected in open market (2)	58,499	$550	$9.41	$2,268
Balance as of April 30, 2014	182,071	$2,122	$11.65	$2,268
Purchases effected in open market (2)	8,433	$122	$14.47	$2,146
Balance as of April 30, 2015	190,504	$2,244	$11.78	$2,146

(1) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012;  18,400 shares were acquired prior to the repurchase program authorized in January 2011.

(2) Were acquired during the $3 million repurchase program authorized in September 2012.

Note 14 - Copyright Data Fees:

During the twelve months ended April 30, 2015, copyright data fees of $2,847,000 were 4.2% above fiscal 2014.  As of April 30, 2015, total third party sponsored assets were attributable to five contracts for copyright data representing $2.25 billion in various products, as compared to four contracts for copyright data representing $2.28 billion in assets at April 30, 2014.  The value of assets managed by third party sponsors was affected by a shift in assets in one of the underlying portfolios during April 2013 and then in February 2014 to a new subadviser which was beyond Value Line’s control.  The Company signed a new copyright data contract in the third fiscal quarter of 2015, and the three new exchange-traded funds subject to that contract began trading in March 2015.

Note 15- Expenses for Settlement:

As required by the Settlement, the SEC created a "Fair Fund" pursuant to Section 308(a) of the Sarbanes-Oxley Act of 2002.  The Fair Fund is being used to reimburse shareholders who owned shares in the affected Value Line Funds in the period covered by the Settlement.  The Company is required to bear costs associated with the Fair Fund administration, including compensating a third party consultant appointed by the SEC to administer the Fair Fund distribution.  The SEC has appointed A.B. Data, Ltd., which has no affiliation with the Company, as the Administrator of the Fair Fund.  The provision for settlement included anticipated costs of Fair Fund administration estimated by Fair Fund administration as well as certain fees and costs arising from the Settlement Transaction.  During fiscal 2015, 2014 and 2013, the Company expensed $75,000, $270,000 and $0, respectively, and made payments to the Administrator of the Fair Fund aggregating $67,000, $156,000 and $32,000, respectively.

Value Line, Inc.

Notes to Consolidated Financial Statements

Note 16-Business Segments:

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

