Form 10-Q
period 2016-01-31
VALUE LINE INC
filed 2016-03-11
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2016

Common stock, $0.10 par value	9,766,268 Shares

VALUE LINE INC.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	January 31,	April 30,
	2016	2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $9,641 and $5,272, respectively)	$10,351	$5,874
Securities available-for-sale	4,550	9,632
Accounts receivable, net of allowance for doubtful accounts of $24 and $28, respectively	1,349	1,409
Prepaid and refundable income taxes	117	114
Prepaid expenses and other current assets	1,181	1,460
Deferred income taxes	375	356
Total current assets	17,923	18,845

Long term assets:
Investment in EAM Trust	58,079	58,048
Property and equipment, net	3,509	3,690
Capitalized software and other intangible assets, net	6,190	6,838
Total long term assets	67,778	68,576

Total assets	$85,701	$87,421

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,044	$1,787
Accrued salaries	954	1,219
Dividends payable	1,563	1,472
Accrued taxes on income	255	226
Unearned revenue	19,390	21,510
Total current liabilities	24,206	26,214

Long term liabilities:
Unearned revenue	4,943	4,537
Deferred charges	17	167
Deferred income taxes	21,528	22,064
Total long term liabilities	26,488	26,768
Total liabilities	50,694	52,982

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	35,917	34,587
Treasury stock, at cost (231,957 and 190,504 shares, respectively)	(2,853)	(2,244)
Accumulated other comprehensive income, net of tax	(48)	105
Total shareholders' equity	35,007	34,439

Total liabilities and shareholders' equity	$85,701	$87,421

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenues:
Investment periodicals and related publications	$7,977	$8,203	$24,200	$25,023
Copyright data fees	622	660	1,868	2,171
Total revenues	8,599	8,863	26,068	27,194

Expenses:
Advertising and promotion	1,036	963	2,768	3,316
Salaries and employee benefits	3,882	3,992	11,586	11,946
Production and distribution	2,003	1,859	6,033	5,258
Office and administration	1,121	1,198	3,339	3,715
Total expenses	8,042	8,012	23,726	24,235
Income from operations	557	851	2,342	2,959

Revenues and profits interests in EAM Trust	1,919	2,024	5,901	5,995
Income from securities transactions, net	133	96	215	203
Income before income taxes	2,609	2,971	8,458	9,157
Income tax provision	696	794	2,434	2,962
Net income	$1,913	$2,177	$6,024	$6,195

Earnings per share, basic & fully diluted	$0.20	$0.22	$0.62	$0.63

Weighted average number of common shares	9,770,280	9,813,371	9,787,208	9,813,973

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Net income	$1,913	$2,177	$6,024	$6,195

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	(127)	(16)	(153)	(33)
Other comprehensive income (loss)	(127)	(16)	(153)	(33)
Comprehensive income	$1,786	$2,161	$5,871	$6,162

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	January 31,
	2016	2015
Cash flows from operating activities:
Net income	$6,024	$6,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,202	1,904
Non-voting revenues interest in EAM Trust	(5,546)	(5,498)
Non-voting profits interest in EAM Trust	(355)	(497)
Realized loss on sales of equity securities	15
Deferred rent	(150)	(150)
Deferred income taxes	(671)	133
Other	(45)	(45)
Changes in operating assets and liabilities:
Unearned revenue	(1,714)	(272)
Reserve for settlement	(5)	(54)
Accounts payable & accrued expenses	262	(253)
Accrued salaries	(265)	(198)
Accrued taxes on income	229	(44)
Prepaid and refundable income taxes	(3)	81
Prepaid expenses and other current assets	279	209
Accounts receivable	60	(84)
Total adjustments	(5,707)	(4,768)
Net cash provided by operating activities	317	1,427

Cash flows from investing activities:
Purchases of securities classified as available-for-sale	(3,959)	(57)
Proceeds from sales of securities classified as available-for-sale	8,789	57
Distributions received from EAM Trust	5,915	5,824
Acquisition of property and equipment	(36)	(99)
Expenditures for capitalized software	(1,337)	(1,802)
Net cash provided by investing activities	9,372	3,923

Cash flows from financing activities:
Purchase of treasury stock at cost	(609)	(71)
Dividends paid	(4,603)	(4,416)
Net cash used in financing activities	(5,212)	(4,487)
Net change in cash and cash equivalents	4,477	863
Cash and cash equivalents at beginning of year	5,874	5,788
Cash and cash equivalents at end of period	$10,351	$6,651

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Nine Months Ended January 31, 2016

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2015	10,000,000	$1,000	$991	(190,504)	$(2,244)	$34,587	$105	$34,439

Net income						6,024		6,024
Change in unrealized gains on securities, net of taxes							(153)	(153)
Purchase of treasury stock				(41,453)	(609)			(609)
Dividends declared						(4,694)		(4,694)
Balance at January 31, 2016	10,000,000	$1,000	$991	(231,957)	$(2,853)	$35,917	$(48)	$35,007

Dividends declared per share were $0.16 for each of the three months ending July 31, 2015, October 31, 2015 and January 31, 2016.

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

January 31, 2016

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Value Line, Inc. ("Value Line" or "VLI", and collectively with its subsidiaries, the “Company”) is incorporated in the State of New York. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. The Company's primary business is producing investment periodicals and related publications and making available copyright data including certain Value Line trademarks and Value Line Proprietary Ranking System information to third parties under written agreements for use in third party managed and marketed investment products. The Company maintains a significant investment in the Eulav Asset Management LLC ("EAM") from which it received non-voting revenues interest and a non-voting profits interests. EAM was established to provide investment management services to the Value Line Mutual Funds ("Value Line Funds" or the "Funds"). Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

The Consolidated Condensed Balance Sheets as of January 31, 2016 and April 30, 2015, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015 filed with the SEC on July 22, 2015 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Copyright data revenues are derived from providing certain Value Line trademarks and Value Line Proprietary Ranking System information to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts and exchange traded funds ("ETFs"). The Company earns asset-based copyright data fees as specified in the individual agreements. Revenue is recognized monthly over the term of the agreement and, because it is asset-based, will fluctuate as the market value of the underlying portfolio increases or decreases in value.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2016

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

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a "non-voting revenues interest" and a "non-voting profits interest" in EAM as defined in the EAM Trust Agreement. The non-voting revenues interest entitles the Company to receive a range of 41% to 55%, based on the amount of EAM’s adjusted gross revenues, excluding ES's distribution revenues (“Revenues Interest”). The non-voting profits interest entitles the Company to receive 50% of EAM's profits, subject to certain limited adjustments as defined in the EAM Trust Agreement (“Profits Interest”). 100% of the Revenues Interest and not less than 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line. Subsequent to the Restructuring Date, the Company's Revenues Interest in EAM excludes participation in the service and distribution fees of EAM's subsidiary ES. The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting subsequent to the Restructuring Transaction. Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM's revenues and profits.

Valuation of Securities:

The Company's securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities and investments in equity securities including Exchange traded funds ("ETFs") and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC 820. The securities classified as available-for-sale reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders' equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings as of the trade date and are determined on the identified cost method.

The Company classifies its securities available-for-sale as current assets to properly reflect its liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

Market valuations of securities listed on a securities exchange and ETF shares are based on the closing sales prices on the last business day of each month. Cash equivalents consist of investments in money market funds that invest primarily in U.S. Government securities valued in accordance with rule 2a-7 under the 1940 Securities and Exchange Act.

The Fair Value Measurements Topic of FASB's ASC 820 defines fair value as the price that the Company would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment. The Fair Value Measurements Topic established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the information that market participants would use in pricing the asset or liability, including assumptions about risk. Examples of risks include those inherent in a particular valuation technique used to measure fair value such as the risk inherent in the inputs to the valuation technique. Inputs are classified as observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the factors market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

Level 1 – quoted prices in active markets for identical investments

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$9,641	$-	$-	$9,641
Securities available-for-sale	4,550	-	-	4,550
	$14,191	$-	$-	$14,191

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2016

(Unaudited)

	As of April 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,272	$-	$-	$5,272
Securities available-for-sale	9,632	-	-	9,632
	$14,904	$-	$-	$14,904

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2016 and April 30, 2015, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of January 31, 2016, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2016 and April 30, 2015, cash equivalents included $9,641,000 and $5,272,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Note 2 - Investments:

Securities Available-for-Sale:

Investments held by the Company are classified as securities available-for-sale in accordance with FASB's ASC 320, Investments - Debt and Equity Securities. All of the Company's securities classified as available-for-sale are readily marketable and have a maturity of twelve months or less and are included as current assets on the Consolidated Condensed Balance Sheets.

Equity Securities:

Equity securities classified as available-for-sale on the Consolidated Condensed Balance Sheets, consist of ETFs held for dividend yield that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.

As of January 31, 2016 and April 30, 2015, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), small, mid and large cap high dividend yielding ETFs, and conservative equity ETFs (VLSM, VLML, VLLV), was $4,625,000 and $9,470,000, respectively, and the fair value was $4,550,000 and $9,632,000, respectively.

Proceeds from sales of equity securities classified as available-for-sale during the nine months ended January 31, 2016 were $8,789,000 and the related capital losses of $15,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheet to the Consolidated Condensed Statement of Income.  During the second quarter ended January 31, 2016, the Company made a decision to sell the dividend paying ETF and non dividend paying inverse ETF positions.  The liquidated portfolio of investments generated an annual dividend return averaging 3% annually during the years it was held.  The increase in gross unrealized losses on equity securities classified as available-for-sale of $237,000, net of deferred  taxes of $84,000 was included in Shareholders' Equity at January 31, 2016.  The decrease in gross unrealized gains on equity securities classified as available-for-sale of $51,000, net of deferred  taxes of $18,000 was included in Shareholders' Equity at January 31, 2015.   Proceeds from sales of equity securities during the nine months ended January 31, 2015 amounted to $57,000.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2016

(Unaudited)

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of January 31, 2016, accumulated other comprehensive income included net unrealized losses of $74,000, net of deferred taxes of $26,000. As of April 30, 2015, accumulated other comprehensive income included net unrealized gains of $162,000, net of deferred taxes of $57,000.

The carrying value and fair value of securities available-for-sale at January 31, 2016 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

ETFs - equities	4,625	122	(197)	4,550
	$4,625	$122	$(197)	$4,550

The carrying value and fair value of securities available-for-sale at April 30, 2015 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$101	$74	$-	$175
ETFs - equities	3,903	1,508	-	5,411
Inverse ETFs - equities	5,466	-	(1,420)	4,046
	$9,470	$1,582	$(1,420)	$9,632

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2016	2015	2016	2015
Dividend income	$31	$42	$111	$119
Interest income	-	-	-	3
Capital gain distributions	105	57	105	57
Realized capital loss	-	-	(15)	-
Other	(3)	(3)	14	24
Total income from securities transactions, net	$133	$96	$215	$203

Investment in Unconsolidated Entities:

Equity Method Investment:

As of January 31, 2016 and April 30, 2015, the Company's investment in EAM Trust, on the Consolidated Condensed Balance Sheets was $58,079,000 and $58,048,000, respectively.

The value of VLI’s investment in EAM at January 31, 2016 and April 30, 2015 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2016

(Unaudited)

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2016	2015	2016	2015
Investment management fees earned from the Value Line Funds, net of fee waivers	$3,656	$3,792	$11,147	$11,269
12b-1 fees and other fees, net of fee waivers	$1,440	$1,385	$4,278	$4,094
Other income (loss)	$(57)	$4	$(84)	$13
Investment management fee waivers (1)	$48	$57	$143	$147
12b-1 fee waivers (1)	$235	$378	$848	$1,147
Value Line’s non-voting revenues interest	$1,825	$1,862	$5,546	$5,498
EAM's net income (2)	$188	$324	$710	$994

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

	January 31,	April 30,
($ in thousands)	2016	2015
	(unaudited)
EAM's total assets	$60,259	$60,159
EAM's total liabilities (1)	(3,039)	(3,104)
EAM's total equity	$57,220	$57,055

(1) At January 31, 2016 and April 30, 2015, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues, interest and the 90% distributable share of its non-voting profits interest of $1,901,000 and $1,951,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2016 (unaudited)	$60,259	$58,079	$-	$58,079
As of April 30, 2015	$60,159	$58,048	$-	$58,048

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2016

(Unaudited)

Note 4 - Supplementary Cash Flow Information:

	Nine Months Ended January 31,
($ in thousands)	2016	2015
State and local income tax payments	$183	$299
Federal income tax payments to the Parent	$2,695	$2,560

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the nine months ended January 31, 2016 and January 31, 2015, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $322,000 and $300,000, respectively.

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

As of January 31, 2016 and January 31, 2015, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2016 are as follows:

($ in thousands)	Amount Before Tax	Tax Benefit	Amount Net of Tax
Change in unrealized losses on securities	$(147)	$52	$(95)
Less: Gains realized in net income	$(105)	$37	$(68)
Add: Losses realized in net income	$15	$(5)	$10
	$(237)	$84	$(153)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2015 are as follows:

($ in thousands)	Amount Before Tax	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$6	$(2)	$4
Less: Gains realized in net income	$(57)	$20	$(37)
	$(51)	$18	$(33)

Note 7 - Related Party Transactions:

Investment Management (overview):

The Company has substantial non-voting revenues and non-voting profits interests in EAM, the asset manager to the Value Line Mutual Funds. Accordingly, the Company does not report this operation as a separate business segment, although it maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests.

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2016, were $2.14 billion, 6.6% below total assets of $2.30 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2015.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2016

(Unaudited)

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 50.05%, 50.16% and 50.14% during the first, second and third quarters of fiscal 2016, respectively, and 49.18%, 49.63% and 49.80% during the first, second and third quarters of fiscal 2015, respectively.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2016	2015	2016	2015
Non-voting revenues interest in EAM	$1,825	$1,862	$5,546	$5,498
Non-voting profits interest in EAM	94	162	355	497
	$1,919	$2,024	$5,901	$5,995

Transactions with Parent:

During the nine months ended January 31, 2016 and January 31, 2015, the Company was reimbursed $96,000 and $104,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. There were no receivables from affiliates including receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2016 and April 30, 2015.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $2,695,000 and $2,560,000 to the Parent during the nine months ended January 31, 2016 and January 31, 2015, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of January 31, 2016, the Parent owned 88.39% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2016	2015	2016	2015
Current tax expense:
Federal	$906	$716	$2,916	$2,668
State and local	62	9	189	161
Current tax expense	968	725	3,105	2,829
Deferred tax expense (benefit):
Federal	(271)	198	(449)	198
State and local	(1)	(129)	(222)	(65)
Deferred tax expense (benefit):	(272)	69	(671)	133
Income tax provision	$696	$794	$2,434	$2,962

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2016

(Unaudited)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset and deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2016	2015
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$26	$(57)
Operating lease deferred obligation	70	70
Deferred professional fees	76	34
Deferred charges	173	263
Total federal tax benefit	345	310

State and local tax benefits:
Other	30	46
Total state and local tax benefits	30	46
Deferred tax asset, short term	$375	$356

	January 31,	April 30,
($ in thousands)	2016	2015
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,716	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	2,229	2,435
Other	332	401
Total federal tax liability	19,658	19,896

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,735	1,970
Deferred non-cash post-employment compensation	(61)	(69)
Depreciation and amortization	218	271
Other	(22)	(4)
Total state and local tax liabilities	1,870	2,168
Deferred tax liability, long term	$21,528	$22,064

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full fiscal year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2016 and January 31, 2015 were 28.78% and 32.35%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2016 is primarily attributable to the affect from the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), favorable settlement of certain tax audits, dividend exclusion and an increase in the domestic production tax credits.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2016	2015
U.S. statutory federal tax rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	-1.38%	0.09%
Effect of dividends received deductions	-0.70%	-0.36%
Domestic production tax credit	-0.54%	-0.62%
Write-off of goodwill	-	-1.85%
Settlement of tax audits	-3.60%	-
Other, net	-	0.09%
Effective income tax rate	28.78%	32.35%

The Company believes that, as of January 31, 2016, there were no material uncertain tax positions that would require disclosure under GAAP.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2016

(Unaudited)

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability as if it filed a separate return.

The Company's federal income tax returns (included in the Parent's consolidated returns) and state and city tax returns for fiscal years 2014, 2013, and 2012, are subject to examination by the tax authorities, generally for six years after they were filed with the tax authorities.   The Company has favorably concluded certain tax audits during the third quarter of fiscal 2016 that have provided the recognition of tax benefits resulting from a favorable outcome.  The Company’s tax returns for the fiscal years ended April 30, 2013 and 2012 are being examined by New York City (NYC). The Company does not expect the audit examinations to have a material effect on its financial statements.

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

	January 31,	April 30,
($ in thousands)	2016	2015
Land	$726	$726
Building and leasehold improvements	5,037	5,037
Furniture and equipment	4,121	4,084
	9,884	9,847
Accumulated depreciation and amortization	(6,375)	(6,157)
Total property and equipment, net	$3,509	$3,690

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

The Company capitalized $1,337,000 and $1,802,000 related to the development of software for internal use for the nine months ended January 31, 2016 and 2015, respectively. Capitalized software includes $975,000 and $1,195,000 of internal costs to develop software and $362,000 and $607,000 of third party programmers' costs for the nine months ended January 31, 2016, and January 31, 2015, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 5 years. Total amortization expenses for the nine months ended January 31, 2016 and January 31, 2015, were $1,985,000 and $1,683,000, respectively.

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2015 (1)(2)	190,504	$2,244	$11.78	$2,146
Purchases effected in open market during the quarters ended:
July 31, 2015 (2)	12,237	$166	$13.58	$1,980
October 31, 2015 (2)	25,098	$382	$15.23	$1,598
January 31, 2016 (2)	4,118	$61	$14.74	$1,537
Balance as of January 31, 2016	231,957	$2,853	$12.30	$1,537

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2016

(Unaudited)

Note 12 - Lease Commitments:

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line has leased approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on July 1, 2013 and ending on February 27, 2017 ("Sublease"). On August 16, 2013, the Company moved to the Building which became its new corporate office facility. Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term with the remainder returnable at the end of the lease. In March 2015 the Company received from sublandlord $122,355 that represented a partial return of the security deposit. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The Sublease terms have provided for a significant decrease in the Company’s annual rental expenses as compared to the space previously occupied. The Company recorded a deferred charge on its Consolidated Condensed Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first nine months of the sublease.

The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease.

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	($ in thousands)
2017	1,417
2018	199
2019	204
2020	211
2021	217
2022 and thereafter	691
$2,939

For the nine months ended January 31, 2016 and 2015, rental expense was $951,000 for both years.

On February 29, 2016, the Company's subsidiary Value Line Distribution Center ("VLDC") and Seagis Property Group LP (the "Landlord") entered into a lease agreement, pursuant to which VLDC will lease approximately 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ ("Building" or "Premises") beginning on or about May 1, 2016 and ending on April 30, 2024 ("Lease"). Base rent under the Lease will be $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the Lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	locating suitable office space before expiration of the Company’s current lease term;
•	maintaining revenue from subscriptions for the Company’s digital and print published products;
•	changes in market and economic conditions, including global financial issues;
•	protection of intellectual property rights;
•	dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”), which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;
•	fluctuations in EAM’s assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors, and the effect these changes may have on the valuation of EAM’s intangible assets;
•	dependence on key personnel;
•	competition in the fields of publishing, copyright data and investment management;
•	the impact of government regulation on the Company’s and EAM’s businesses;
•	availability of free or low cost investment data through discount brokers or generally over the internet;
•	terrorist attacks, cyber attacks and natural disasters;
•	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2015 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2016; and other risks and uncertainties arising from time to time.

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

Executive Summary of the Business

The Company's core business is producing investment periodicals and their underlying research and making available copyright data, including certain proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes. Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research, Smarter Investing™ and The Most Trusted Name in Investment Research®. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. Since December 23, 2010, EULAV Asset Management Trust (“EAM”) provides the investment management services to the Value Line Funds, institutional and individual accounts and provides distribution, marketing, and administrative services to the Value Line® Mutual Funds ("Value Line Funds"). Value Line holds substantial non-voting revenues and non-voting profits interests in EAM.

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

Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 50.05%, 50.16% and 50.14% during the first, second and third quarters of fiscal 2016, respectively, and 49.18%, 49.63% and 49.80% during the first, second and third quarters of fiscal 2015, respectively.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

The nation's economy slowed during the fourth quarter of 2016, with the U.S. gross domestic product increasing by 1.0%. The first quarter is likely to exhibit modest growth with a still contracting manufacturing sector, and a decline in capital spending in the energy sector, offset by some strength in the housing and construction areas.

However, the opening period of this year should bring some gradual improvement, underpinned by a strengthening employment backdrop, further resilience in housing, increases in consumer spending, and some emerging stability on the manufacturing front. However, a weak export market, excessive inventories, and a plunge in energy-sector capital spending all figure to cap the likely pickup in growth, limiting the presumptive GDP increase to just over 2% in the first quarter.

Thereafter, some working down of those inventories, further strength on the housing and consumer spending sides (aided by the better employment situation), and a less-ominous outlook in the energy markets, as prices start to stabilize and gradually edge higher, should help generate growth that is well above 2%, even, perhaps, approaching 3% as the year concludes. Such a prospect would likely enable the Federal Reserve to pursue slightly tighter monetary policies later in 2016.

Meanwhile, the global outlook is still unsettled, with slowing business growth in China, continuing economic and debt-related ills across parts of Europe, and periodic crises in the Middle East headlining the ills off shore. To date, the U.S. economy has remained quite well insulated from these global headwinds. Assuming the ailing commodities markets are now stabilizing, our economy's resilience should continue.  Against this benign domestic backdrop, the U.S. stock market is continuing to largely hold its own.

Results of Operations for the Three and Nine Months Ended January 31, 2016 and January 31, 2015

The following table illustrates the Company’s key components of revenues and expenses.

($ in thousands, except earnings	Three Months Ended January 31,			Nine Months Ended January 31,
per share)	2016	2015	Change	2016	2015	Change
Income from operations	$557	$851	-34.5%	$2,342	$2,959	-20.9%
Revenues and profits interests from EAM Trust	$1,919	$2,024	-5.2%	$5,901	$5,995	-1.6%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$2,476	$2,875	-13.9%	$8,243	$8,954	-7.9%
Operating expenses	$8,042	$8,012	0.4%	$23,726	$24,235	-2.1%
Income from securities transactions, net	$133	$96	38.5%	$215	$203	5.9%
Income before income taxes	$2,609	$2,971	-12.2%	$8,458	$9,157	-7.6%
Net income	$1,913	$2,177	-12.1%	$6,024	$6,195	-2.8%
Earnings per share	$0.20	$0.22	-9.1%	$0.62	$0.63	-1.6%

During the nine months ended January 31, 2016, the Company’s net income of $6,024,000, or $0.62 per share, was $171,000 or 2.8% below net income of $6,195,000, or $0.63 per share, for the nine months ended January 31, 2015. During the nine months ended January 31, 2016 there were 9,787,208 average common shares outstanding as compared to 9,813,973 average common shares outstanding during the nine months ended January 31, 2015. During the three months ended January 31, 2016, the Company’s net income of $1,913,000, or $0.20 per share, was below net income of $2,177,000, or $0.22 per share, for the three months ended January 31, 2015. Income from operations of $2,342,000 for the nine months ended January 31, 2016 which included additional depreciation and amortization expense of $298,000 was $617,000 below income from operations of $2,959,000 for the nine months ended January 31, 2015.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2016	2015	Change	2016	2015	Change
Investment periodicals and related publications:
Print	$3,842	$4,118	-6.7%	$11,979	$12,809	-6.5%
Digital	4,135	4,085	1.2%	12,221	12,214	0.1%
Total investment periodicals and related publications	7,977	8,203	-2.8%	24,200	25,023	-3.3%
Copyright data fees	622	660	-5.8%	1,868	2,171	-14.0%
Total publishing revenues	$8,599	$8,863	-3.0%	$26,068	$27,194	-4.1%

During the nine months ended January 31, 2016 total publishing revenues from investment periodicals and related publications excluding copyright data fees were $24,200,000, which is 3.3% below the total publishing revenues excluding copyright data fees of $25,023,000 during the nine months ended January 31, 2015.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2016		2015		2016		2015
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	11.0%	28.4%	12.2%	28.4%	11.2%	27.2%	12.2%	28.0%
Conversion and Renewal Sales	89.0%	71.6%	87.8%	71.6%	88.8%	72.8%	87.8%	72.0%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the nine months ended January 31, 2016 new sales of print and digital publications decreased as a percent of the total gross print and digital sales as a result of less aggressive promotion to first-time customers at introductory prices. Conversion and renewal sales orders increased over the prior fiscal year outpacing the decrease in new sales orders as a result of increased efforts by our in-house Retail and Institutional Sales departments.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2016	2015	2015	Jan-16 vs. Apr-15	Jan-16 vs. Jan-15
Unearned subscription revenue (current and long term liabilities)	$24,333	$26,047	$24,852	-6.6%	-2.1%

Unearned subscription revenue as of January 31, 2016 is 2.1% below January 31, 2015 and is 6.6% below April 30, 2015. The decline from April 30, 2015, reflects both curtailed advertising for order generation and the fact that April 30th is the usual annual peak. Further, a certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues decreased $823,000, or 3.3%, for the nine months ended January 31, 2016, as compared to the prior fiscal year.  The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel.  Total product line circulation at January 31, 2016 was 4.4% above total product line circulation at January 31, 2015, continuing a positive stance of increased subscriber count at overall lower average prices of approximately 3%.  The Company has been successful in growing revenues from digitally-delivered investment periodicals within the institutional market.  Institutional Sales generated total sales orders of $9,747,000 for the nine months ended January 31, 2016 which were $429,000 or 4.6%, above comparable total sales orders of $9,318,000, for the nine months ended January 31, 2015.  This growth continues a positive trend for Institutional Sales.  We have also benefited from “converting” some customers from retail to the more robust professional priced services.

Digital publications revenues during the nine months ended January 31, 2016 were slightly above the prior fiscal year. Revenues from institutional digital publications increased $549,000 with circulation increasing by 4.4% for the nine months ended January 31, 2016, as compared to the prior fiscal year. Digital publications revenues from retail subscribers decreased $542,000 with circulation decreasing by 3.5% for the nine months ended January 31, 2016, as compared to the prior fiscal year.

Print publication revenues decreased $830,000 or 6.5% for the nine months ended January 31, 2016 as compared to the prior fiscal year.  Revenues from institutional print publications increased 5.0% while print publications revenues from retail subscribers decreased 8.0% for the nine months ended January 31, 2016, as compared to the prior fiscal year.  Total print circulation at January 31, 2016 was 7.8% above total print circulation at January 31, including a large increase in the introductory lower-priced Value Line 600 print product.  The VL 600 was utilized during fiscal 2016 and the latter part of 2015 as a retail lead-generation product.  Revenue from expiring full-price subscriptions has not been matched by the initial revenue from new promotional retail orders.

The Company has marketed The Value Line 600 and digital Investor 600 services as “starter” products to familiarize new customers with our services at attractive prices.  The Company seeks to expand familiarity with our brand through this means, exposing our offerings to new customers who heretofore may not have been familiar with our services.  Our goal is to introduce these investors to Value Line and ultimately to attract many to additional, premium-priced services targeted at their specific needs for investment research on various classes of equities including funds and ETF’s.  Such a step-up strategy may be seen in the faster-than-expected acceptance of The Value Line 900 service, featuring an expanded mix of established and newer/smaller companies, by a number of new-to-the-Company Investor 600 and The Value Line 600 subscribers.   Moreover, by growing our active customer base, the retail sales team and marketing staff have thousands more subscribers to whom to offer our more sophisticated services.  The brand exposure philosophy is additionally reinforced by our highly selective efforts to join forces with other well respected financial industry participants through our copyright data and other distribution efforts under our Institutional Services umbrella.

The Company has relied more on its personnel selling efforts in both the institutional segment and retail retention and sales, as the ability to obtain orders profitably through traditional direct marketing plateaus. The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Individual investors interested in digitally-delivered investment information have access to both free and subscription equity research from many sources. Continuing factors that have contributed to the decline in the retail digital investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients. Further, there appears to be a relative decline in individuals’ interest in holding specific stocks as compared with ETFs, mutual funds and participation in retirement plans. In order to address competition the Company has emphasized its lower-priced “starter” levels of service. Also many of the professional subscribers to the Company’s digital and print retail products have been successfully converted to a higher priced Institutional product, with the peak impact of such movement probably behind us. The Company offers quality publications on mutual funds, but they have achieved only modest market share.

Value Line serves primarily individual and professional investors in stocks who pay, primarily on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research including a period of intensive promotion of “starter” services and publications.

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. For the six month periods ended January 31, 2016, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 8.5% was better than the Russell 2000 index decrease of 14.8%. For the twelve month period ended January 31, 2016, the combined Ranking System “Rank 1 & 2” stocks decrease of 4.4% was much narrower than the Russell 2000 index decrease of 13.8% during the comparable period.

During the nine months ended January 31, 2016, copyright data fees of $1,868,000 were 14.0% below the prior fiscal year. As of January 31, 2016, total third party sponsored assets were attributable to four contracts for copyright data representing $1.3 billion in various products, as compared to five contracts for copyright data representing $2.2 billion in assets at January 31, 2015. The value of assets managed by third party sponsors was affected by reassigning assets in their portfolios to a management approach independent of Value Line’s copyright data program effective April 2015. Another copyright data client indicated they intended to reassign assets in their portfolios to a different management approach effective April 2016.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2016, were $2.14 billion, which is $151 million, or 6.6%, below total assets of $2.30 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2015, reflecting the net redemptions all but two of the Value Line Funds have experienced over the past twelve months ended January 31, 2016. For perspective, during that period a broad market correction took 9.9% off the Russell 2000 index.

The largest decline of $75 million is in the Guardian channel. Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold. The two funds consequently continue to experience net redemptions. Starting January 2015, the Value Line VIP Equity Advantage Fund was added to the Guardian Pro Series Variable Annuities. The fund is an open end fund that invests primarily in a basket of closed-end funds.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2016	2015	Change
Variable annuity assets ("GIAC")	$388	$463	-16.2%
All other open end equity and hybrid fund assets	1,614	1,676	-3.7%
Total equity and hybrid funds	2,002	2,139	-6.4%
Fixed income funds	142	156	-9.0%
Total EAM managed net assets*	$2,144	$2,295	-6.6%

* At January 31, 2015, $48 million of total assets were held in the Daily Income Fund managed by Reich & Tang Asset Management LLC which was liquidated on July 29, 2015. In fiscal 2016 the Value Line Fund shareholders were provided a money market fund alternative investment website managed by Federated Government Obligations Fund.

EAM partnered with Worthington Capital Management, a $2 billion Memphis based investment adviser, to create and launch the Worthington Value Line Equity Advantage Fund which started in February 2015.  The fund is similar to VIP Equity Advantage Fund offered by Guardian.

EAM has successfully broadened distribution; for example in calendar 2015 more than 500 financial advisers purchased Value Line Funds’ shares for their clients for the first time.

Starting July 2015 the Core Bond Fund was modified to no longer waive 12b-1 fees, but to cap the overall fund’s expense ratio. Starting August 2015 12b-1 fee waivers were removed on the Asset Allocation Fund, and also a portion of the 12b-1 waivers were removed on the SAM and Centurion Funds.

In November 2015 four funds: the Small Cap Opportunities Fund, the Large Companies Focused Fund, the Asset Allocation Fund, and the Income and Growth Fund launched a new Institutional Class of shares.  With the creation of such “Ishares” EAM has the opportunity to place the Value Line Mutual Funds on distribution platforms that offer exclusively those funds shares that have eliminated all 12b-1 fees from their fee structure.  The Small Cap Opportunities Fund and the Mid Cap Focused Fund were named “Category Kings” in The Wall Street Journal.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the nine months ended January 31, 2016, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $11,147,000, 12b-1 fees and other fees of $4,278,000 and a loss of $84,000 which is mark to market for the seed capital relating to the new fund launches and the institutional shares. For the same period, total investment management fee waivers were $143,000 and 12b-1 fee waivers for four Value Line Funds were $848,000. Removing management fee waivers on Asset Allocation Fund and the Core Bond Fund resulted in $30,000 in increased management fees per month. During the nine months ended January 31, 2016, EAM's net income was $710,000 after giving effect to Value Line’s non-voting revenues interest of $5,546,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest. During the nine months ended January 31, 2016 EAM compensation and benefits expenses increased $172,000 above the prior fiscal year primarily due to the addition of an equity analyst in March 2015 and an increase in incentive compensation and the cost of benefits year over year. The equity analyst provides coverage and support to the equity funds.

The overall results of EAM’s investment management operations during the nine months ended January 31, 2015, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $11,269,000, 12b-1 fees and other fees of $4,094,000 and other income of $13,000. For the same period, total investment management fee waivers primarily for the Value Line Core Bond Fund were $147,000 and 12b-1 fee waivers for six Value Line Funds were $1,147,000. During the nine months ended January 31, 2015, EAM's net income was $994,000 after giving effect to Value Line’s non-voting revenues interest of $5,498,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of January 31, 2016, four of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 75.3%, variable annuity funds issued by GIAC represent 18.1%, and fixed income fund assets represent 6.6%, respectively, of total fund assets under management (“AUM”) as of January 31, 2016. At January 31, 2016, equity, hybrid and GIAC variable annuities AUM decreased by 6.4% and fixed income AUM decreased by 9.0% as compared to the prior fiscal year.

As of January 31, 2016, four of the six Value Line equity mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing, Mass Mutual and E-Trade.

Additionally, as of January 31, 2016, six of the eight equity and hybrid funds are in the top quartile of their respective peer groups for the one year period and four of the eight funds are in the top quartile for the three year period according to Lipper. At this time last year, four of the eight equity and hybrid funds are in the top quartile of their peer groups for one year while three of the eight are in the top quartile for the three year period.

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

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2016	2015	Change	2016	2015	Change
Non-voting revenues interest	$1,825	$1,862	-2.0%	$5,546	$5,498	0.9%
Non-voting profits interest	94	162	-42.0%	355	497	-28.6%
	$1,919	$2,024	-5.2%	$5,901	$5,995	-1.6%

During the nine months ended January 31, 2016 and January 31, 2015, the Company recorded revenues of $5,901,000 and $5,995,000, respectively, consisting of $5,546,000 and $5,498,000, from its non-voting revenues interest in EAM and $355,000 and $497,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2016	2015	Change	2016	2015	Change
Advertising and promotion	$1,036	$963	7.6%	$2,768	$3,316	-16.5%
Salaries and employee benefits	3,882	3,992	-2.8%	11,586	11,946	-3.0%
Production and distribution	2,003	1,859	7.7%	6,033	5,258	14.7%
Office and administration	1,121	1,198	-6.4%	3,339	3,715	-10.1%
Total expenses	$8,042	$8,012	0.4%	$23,726	$24,235	-2.1%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses of $23,726,000 for the nine months ended January 31, 2016 decreased $509,000, or 2.1%, as compared to the nine months ended January 31, 2015. For the three months ended January 31, 2016 operating expenses were slightly above the third quarter of the prior fiscal year.

Advertising and promotion

Advertising and promotion expenses during the three months ended January 31, 2016 increased $73,000 or 7.6%, as compared to the third quarter last fiscal year primarily due to a $94,000 increase in sales commissions. Advertising and promotion expenses of $2,768,000 during the nine months ended January 31, 2016 decreased $548,000 or 16.5%, as compared to the prior fiscal year. The decreases in direct mail expenses of $65,000 for the three months and $834,000 for the nine months ended January 31, 2016, are mainly attributable to a reduction in the number of pieces mailed to prospects for The Value Line Investment Survey and The Value Line 600, as compared to the prior fiscal year partially offset by an increase in direct marketing for Value Line Select and Value Line Select: Dividend Income & Growth in fiscal 2016. There were three direct mail campaigns for The Value Line Investment Survey during the nine months ended January 31, 2016 as compared to seven direct mail campaigns in the prior fiscal year. The Company also negotiated savings related to third party inbound telemarketing services and eliminated third party product support, bringing the operation in house, resulting in a $136,000 reduction in expenses. During the nine months ended January 31, 2016 sales commissions increased $396,000 and were associated with a $1,831,000 increase in retail sales orders and a $429,000 increase in Institutional sales orders as compared to the prior fiscal year. Commissions vary based on the type of customer, size of sale, and whether a sale is new or renewal.

Salaries and employee benefits

Salaries and employee benefits during the three months ended January 31, 2016 decreased $110,000 or 2.8% due to a $185,000 decrease in the capitalization of internal salaries and benefits expenses as compared to the third quarter last fiscal year. Salaries and employee benefits of $11,586,000 during the nine months ended January 31, 2016 were $360,000 or 3.0% below the prior fiscal year’s primarily as a result of a decrease in salary and benefits in Institutional Sales, Accounting, Advertising and Value Line Distribution Center and a restructuring of the incentive compensation program. The capitalization of internal salaries and benefits expenses of $975,000 for digital project development decreased $220,000 during the nine months ended January 31, 2016, as compared to the prior fiscal year.

Production and distribution

Production and distribution expenses during the three months ended January 31, 2016 increased $144,000 or 7.7% as compared to the third quarter last fiscal year primarily due to increases in amortization of internally developed software costs and third party expenses for hosting the Company’s digital version of our equity based product offerings. Production and distribution expenses of $6,033,000 during the nine months ended January 31, 2016 increased $775,000 or 14.7% as compared to the prior fiscal year. During the nine months ended January 31, 2016, an increase of $302,000 was attributable to additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, concurrent user program logic, product and website development and new service oriented production architecture. Third party expenses for production and hosting the Company’s digital version of our equity based product offerings, which began during the first quarter of fiscal 2015, increased $520,000 including $163,000 of overlapping costs as the Company transitioned to equity data provided by an alternative vendor effective January 1, 2016.

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

Office and administration expenses during the three months ended January 31, 2016 decreased $77,000 or 6.4%, as compared to the third quarter last fiscal year primarily due to a decrease in hosting fees. Total office and administration expenses of $3,339,000, during the nine months ended January 31, 2016 decreased $376,000 or 10.1% as compared to the prior fiscal year. For the nine months ended January 31, 2016, office and administration expenses included a decrease of $370,000 in hosting fees that resulted from changing the third party vendor hosting the Company’s disaster recovery site. Another decrease of $106,000 related to decreases in utilities, insurance expenses and Directors’ fees.

Income from Securities Transactions, net

During the nine months ended January 31, 2016 and January 31, 2015 the Company’s income from securities transactions, net, was $215,000 and $203,000, respectively. In fiscal 2016 income from securities transactions, net, included capital gain distribution from ETFs of $105,000 which compares to capital gain distribution from ETFs of $57,000 in fiscal 2015. During the nine months ended January 31, 2016 sales of equity securities resulted in a $15,000 loss. There were no sales, or gains or losses from sales, of equity securities during the nine months ended January 31, 2015.

Lease Commitments

On February 29, 2016, the Company's subsidiary Value Line Distribution Center (“VLDC”) and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC will lease approximately 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (‘Building” or “Premises”) beginning on or about May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease will be $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the Lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.

The summaries of the Lease do not purport to be complete and are qualified in their entirety by reference to the Lease, which is attached as an exhibit to this report on Form 10-Q for the quarter ending January 31, 2016.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2016 and January 31, 2015 were 28.78% and 35.30%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2016 is primarily attributable to the effect from the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), favorable settlement of certain tax audits, dividend exclusion and an increase in the domestic production tax credits.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $6,283,000 and $7,369,000 as of January 31, 2016 and April 30, 2015, respectively. These amounts include short term unearned revenue of $19,390,000 and $21,510,000 reflected in total current liabilities at January 31, 2016 and April 30, 2015, respectively. Cash and short term securities were $14,901,000 and $15,506,000 as of January 31, 2016 and April 30, 2015, respectively.

The Company’s cash and cash equivalents include $9,641,000 and $5,272,000 at January 31, 2016 and April 30, 2015, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Securities and Exchange Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $317,000 during the nine months ended January 31, 2016 compared to cash inflows from operations of $1,427,000 during the nine months ended January 31, 2015. The decrease in cash inflows from fiscal 2015 to fiscal 2016 was primarily attributable to a decrease in unearned income from prepaid subscription orders.

Cash from investing activities

The Company’s cash inflows from investing activities of $9,372,000 during the nine months ended January 31, 2016, compared to cash inflows from investing activities of $3,923,000 for the nine months ended January 31, 2015. Cash inflows for the nine months ended January 31, 2016, were higher primarily due to the Company’s decision to sell certain dividend paying ETFs and all non-dividend paying inverse ETF positions, a slight increase in receipts from the Company’s non-voting revenues and non-voting profits interest distributions from EAM Trust and lower expenditures for capitalized software and property and equipment.

Cash from financing activities

During the nine months ended January 31, 2016, the Company’s cash outflows from financing activities were $5,212,000 and compared to cash outflows from financing activities of $4,487,000 for the nine months ended January 31, 2015. Cash outflows for financing activities included $609,000 and $71,000 for the repurchase of 41,453 and 5,061 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2016 and 2015, respectively. Quarterly dividend payments of $0.15 per share in the first quarter and $0.16 per share in the second and third quarters of fiscal 2016 aggregated $4,603,000 as compared to $4,416,000 aggregated quarterly dividend payments of $0.15 per share in the prior fiscal year.

On July 16, 2015, the Board of Directors of Value Line declared an increase in quarterly dividend to $0.16 per share. At January 31, 2016 there were 9,787,208 common shares outstanding as compared to 9,812,868 common shares outstanding at January 31, 2015. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2016, retained earnings and liquid assets were approximately $36 million and $15 million, respectively.

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

Interest Rate Risk

At January 31, 2016, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

As of January 31, 2016 and April 30, 2015, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), small, mid and large cap high dividend ETFs, and conservative equity ETFs (VLSM, VLML, VLLV) was $4,625,000 and $9,470,000, respectively, and the fair value was $4,550,000 and $9,632,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage Increase (Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of January 31, 2016	Total Equity Securities	$4,550	30% increase	$5,915	2.53%
			30% decrease	$3,185	-2.53%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage Increase (Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2015	Equity Securities and ETFs held	$5,583	30% increase	$7,258	3.16%
	for dividend yield		30% decrease	$3,908	-3.16%
As of April 30, 2015	Inverse ETF	$4,049	30% increase	$2,834	-2.29%
	Holdings		30% decrease	$5,264	2.29%
As of April 30, 2015	Total	$9,632	30% increase	$10,092	0.87%
			30% decrease	$9,172	-0.87%

Item 4. CONTROLS AND PROCEDURES

(a)	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2016. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 1 - 30, 2015	1,718	$15.51	1,718	$1,571,000

December 1 - 31, 2015	-	-	-	1,571,000

January 1 - 31, 2016	2,400	$14.19	2,400	1,537,000
Total	4,118	$14.74	4,118	$1,537,000

All shares represent shares repurchased pursuant to authorization of the Board of Directors. On September 19, 2012, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $3,000,000.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Agreement of Lease, dated as of February 29, 2016, between the Company’s subsidiary, VLDC and SPG 205 Chubb Ave., Lyndhurst, NJ *

31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Principal Executive Officer/Principal Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 11, 2016

