Form 10-K
period 2016-04-30
VALUE LINE INC
filed 2016-07-15
CIK 717720

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               [X] Yes [ ] No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            [X] Yes [ ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]            Accelerated filer [ ]        Non-accelerated filer [X ]               Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2015 was $18,491,789.

There were 9,729,230 shares of the registrant’s Common Stock outstanding at June 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2016 Annual Meeting of Shareholders, to be held on

September 29, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Value Line, the Value Line logo, The Most Trusted Name In Investment Research, “Smart research. Smarter investing”, The Value Line Investment Survey, Value Line Select, Timeliness and Safety are trademarks or registered trademarks of Value Line Inc. and/or its affiliates in the United States and other countries. All other trademarks are the property of their respective owners.

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

●	dependence on key personnel;
●	competition in the fields of publishing, copyright data and investment management;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	terrorist attacks, cyber attacks and natural disasters;
●	locating suitable office space before expiration of the Company’s current lease term;
●	moving to a new leased warehouse and appurtenant office space for the Company’s subsidiary in NJ;
●	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” herein; and other risks and uncertainties arising from time to time.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2016, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2016” are to the twelve month period from May 1, 2015 to April 30, 2016;

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

Part I

Item 1. BUSINESS.

Value Line, Inc. is a New York corporation headquartered in New York City and formed in 1982. The Company's core business is producing investment periodicals based on underlying research and making available copyright data, including certain Proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes. Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research, Smarter Investing™ and The Most Trusted Name in Investment Research®. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. Prior to December 23, 2010, (see “Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line Mutual Funds ("Value Line Funds"), institutional and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds. Since December 23, 2010, EULAV Asset Management Trust (“EAM”) provides the investment management services to the Value Line Funds accounts and provides distribution, marketing, and administrative services to the Value Line Funds. Value Line holds substantial non-voting revenues and non-voting profits interests in EAM.

The Company is the successor to substantially all of the operations of Arnold Bernhard & Company, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2016, owns 88.5% of the outstanding shares of the common stock of the Company.

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

Also, in connection with the Restructuring Transaction and pursuant to the EAM Declaration of Trust, Value Line (1) granted each Fund use of the name “Value Line” so long as EAM remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies from those in effect on the date of the investment advisory agreement with EAM, provided also that the Funds do not use leverage for investment purposes or engage in short selling or other complex or unusual investment strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide EAM its proprietary Ranking System information without charge or expense on as favorable basis as to Value Line’s best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents at inception.

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

The comprehensive research services (The Value Line Investment Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line 600, The Value Line Small & Mid-Cap 300, and The Value Line Fund Advisor Plus) provide both statistical and text coverage of a large number of investment securities, with an emphasis placed on Value Line’s proprietary research, analysis and statistical ranks. The Value Line Investment Survey is the Company’s flagship service, published each week in print and daily on the web, and covering approximately 1,700 stocks.

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, and The Value Line Special Situations Service®) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers. These services also make use of Value Line’s proprietary statistical ranks. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections, highlighting a monthly stock with strong return potential and reasonable risk.  Value Line Select: Dividend Income & Growth represents Value Line's targeted coverage of high dividend yielding stocks. The Value Line Special Situations Service provides in-depth research analysis on small and mid-cap stocks.

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

The print and digital services include, but are not limited to the following:

The Value Line Investment Survey

The Value Line Investment Survey is an investment periodical research service providing both timely articles on economic, financial and investment matters and analysis and ranks for equity securities. Two of the evaluations for covered equity securities are "Timeliness™" and "Safety™.” “Timeliness” Ranks relate to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 stocks covered. Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative Financial Strength and its stock's Price Stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant. The Value Line Investment Survey is comprised of three parts: The "Summary & Index" provides updated Timeliness and Safety Ranks, selected financial data, and "screens" of key financial measures; the "Ratings & Reports" section contains updated reports on about 130 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four model portfolios managed by analysts covering a range of investment approaches.

The Value Line Investment Survey - Small and Mid-Cap

The Value Line Investment Survey - Small and Mid-Cap is an investment research product introduced in 1995 that provides short descriptions of and extensive data for approximately 1,800 small and medium-capitalization stocks, many listed on The NASDAQ Exchange, beyond the approximately 1,700 equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey. Like The Value Line Investment Survey, the Small and Mid-Cap has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures and two model portfolios. The "Ratings and Reports" section, providing updated reports on about 140 equity securities each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey. One unique feature of the Small and Mid-Cap is The Performance Ranking System, which incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,800 equity securities in the Small and Mid-Cap Survey. The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to twelve months. The principal differences between the Small and Mid-Cap Survey and The Value Line Investment Survey are that the Small and Mid-Cap Survey does not include Value Line’s Timeliness Ranks, financial forecasts, analyst commentary, or a Selection & Opinion section. These modifications allow VLP to offer this service at a lower price.

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

The Value Line Special Situations Service

The Value Line Special Situations Service’s core focus is on smaller companies whose equity securities are perceived by Value Line’s analysts as having exceptional appreciation potential. This publication was introduced in 1951. A second portfolio of stocks for more conservative investors seeking small company exposure was added in 2009.

The Value Line Options Survey

The Value Line Options Survey is an online only service that evaluates and ranks approximately 200,000 U.S. equity and equity index options. Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only offered as an online subscription due to the volatility in pricing of options.

The Value Line Convertibles Survey

Introduced in 1972, this service evaluates and ranks over 550 convertible securities (bonds and preferred stocks) for future market performance. In fiscal 2010, The Value Line Convertibles Survey became an online only service. By moving to online only delivery, all of the service’s subscribers benefit from an enhanced website that includes daily price updates, individual analysis of each security with a printable fact sheet, and a weekly email newsletter alerting subscribers to recent rank changes.

Value Line Select

Value Line Select, is a monthly stock selection service and was first published in 1998. It focuses each month on a single company that the Value Line Research Department has selected from a group of high-quality companies whose stocks are viewed as having a superior risk/reward ratio. Recommendations are backed by in-depth research and are subject to ongoing monitoring by research personnel.

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

The Value Line 600

The Value Line 600 is a monthly publication, which contains full-page research reports on approximately 600 equity securities. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. As a lower priced service, it offers investors who want the same type of analysis provided in The Value Line Investment Survey, but who do not want or need coverage of the approximately 1,700 companies covered by that product a suitable alternative. In fiscal 2016, most retail marketing and new orders in terms of numbers were accounted for by The Value Line 600 service. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics, including proprietary ranks and ratings. A model portfolio, delivered via a weekly email newsletter, was added to this service in January 2015.

The Value Line Small & Mid-Cap 300 and Investor 900

In January 2016, we launched The Value Line Small & Mid-Cap 300. It is a monthly publication and details a select group of about 300 of the approximately 1,700 companies that comprise The Value Line Investment Survey. The 300 company reports included in this service are a smaller selection of the same full-page reports that are published in The Value Line Investment Survey. The 300 stocks all have market capitalizations of under $5.0 billion, and most industries are represented by at least two stocks.

Although the 300 can be purchased separately, our main goal is to provide this service to current Value Line 600 subscribers, who are predominantly receiving research on only larger cap stocks. Thus, the 300 is a companion service to the 600. When 600 subscribers add the 300 service, they are then subscribed to the print Value Line 900 or on the web The Value Line Investment Survey - Investor 900. In addition to the stock reports, 900 subscribers receive monthly Summary & Index sections, which include updated company statistics, screens, and Supplementary Reports. The online 900 service provides many of our updates on a more timely basis, and two model portfolios are delivered via weekly email newsletters.

 Value Line Investment Analyzer

Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing more than 230 data fields for various industries and indices and for the approximately 1,700 stocks covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply numerous charting and graphing variables for comparative research.  In addition to containing digital replicas of the entire Value Line Investment Survey, the Value Line Investment Analyzer includes 20-minute delayed data updates through its integration with the Value Line databases via the Internet.  The software also includes a portfolio module that lets users create and track their own stock portfolios in depth with up to five years of historical financial data for scrutinizing performance, risk, yield and return.  Value Line Investment Analyzer Professional is a more comprehensive product which covers more than 6,000 stocks and allows subscribers to create both standardized and customized screens.

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

Digital Services:

On July 10, 2014, Value Line updated its digital services. These services include:

The Value Line Investment Survey - Smart Investor offers digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 1,700 stocks. Online tools include screener, alerts, watch-lists and charting. Print capabilities are included.

The Value Line Investment Survey - Savvy Investor offers digital access to full reports and Value Line proprietary ranks on approximately 3,500 stocks. Online tools include screener, alerts, watch-lists and charting. Print capabilities are included.

The Value Line Investment Survey - Small Cap Investor offers digital access to full reports and Value Line proprietary ranks on approximately 1,800 stocks. One year history is included. Online tools include screener, alerts, watch-lists and charting. Print capabilities are included.

The Value Line Investment Survey - Investor 600, equivalent to The Value Line 600 print, offers digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 600 selected stocks covering the same variety of industries as The Value Line Investment Survey. Online tools include screener, alerts, watch-lists and charting. Print capabilities are included.

Value Line Pro Premium digital service includes The Value Line Investment Survey® and The Value Line Investment Survey® — Small & Mid-Cap and covers 3,500 stocks. This equity package monitors companies with market values ranging from $100 million to well over $300 billion, across 100 industries, representing 95% of daily U.S. trading volume. There are over 300 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line Pro Basic digital service covers the 1,700 stocks included in The Value Line Investment Survey®, drawn from 100 industries, representing 90% of total U.S. trading volume. There are over 300 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line  Pro Elite digital service includes The Value Line Investment Survey®  and The Value Line Investment Survey® — Small & Mid-Cap. Pro Elite service package aimed at professional industry includes digital access to full reports and Value Line proprietary ranks on approximately 3,500 stocks. In addition, our database of mostly microcap firms adds more than 2,500 names, for a total of over 6,000 stocks. Five years’ history is included. Online tools include screener, alerts, watch-lists and charting. Downloading and print capabilities are included. Less expensive variant with fewer features is also available.

The Value Line Investment Survey - LibraryElite offers libraries digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 3,500 stocks, along with one year of full-detail history. Online tools include screener, and charting. Print capabilities are included. A less expensive variant with fewer features is also available.

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

Value Line’s primary copyright data products are structured as ETFs, Unit Investment Trusts, variable annuity products and separately managed accounts, all of which have in common some degree of reliance on the Value Line Ranking System for their portfolio creation. These products are offered and distributed by independent sponsors.

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

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interests in these businesses were restructured as non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2016, were $2.2 billion, which is $128 million, or 5.4%, below total assets of $2.4 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2015.

Total net assets of the Value Line Funds at April 30, 2016, were:

($ in thousands)

Value Line Small Cap Opportunities	$386,769
Value Line Income & Growth Fund	318,828
Value Line Premier Growth Fund	316,315
Value Line Asset Allocation Fund	313,167
Value Line Strategic Asset Management Fund	265,551
Value Line Larger Companies Focused Fund	218,847
Value Line Centurion Fund	132,934
Value Line Mid Cap Focused Fund	124,612
Value Line Core Bond Fund	72,342
Value Line Tax Exempt Fund	69,121
Worthington Value Line Dynamic Opportunity Fund	2,631
Value Line VIP Equity Advantage Fund	1,227

Total EAM managed net assets	$2,222,344

In June 2015, EAM added a new money market option, the Federated Government Obligations Fund, for the direct Value Line Funds’ shareholders to exchange into in place of the Daily Income Fund. In July 2015, Reich & Tang liquidated the Daily Income Fund.

Investment management fees and distribution service fees (which we refer to as “12b-1fees”) vary among the Value Line Funds and may be subject to certain limitations. Certain investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line Performance Ranking System in selecting securities for purchase or sale. The Ranking System for Timeliness compares an estimate of the probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 stocks under review and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets. Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com. Each mutual fund may use "Value Line" in its name only to the extent permitted by the terms of the EAM Declaration of Trust.

D. Wholly-Owned Operating Subsidiaries

Wholly-owned operating subsidiaries of the Company as of April 30, 2016 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyright data.

2.	Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company's publications.

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

F. Investments

As of April 30, 2016 and April 30, 2015, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $3,637,000 and $9,632,000, respectively, including equity securities classified as available-for-sale on the Consolidated Balance Sheets. As of April 30, 2016, the Company held equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD) and PowerShares Financial Preferred ETF (PGF). As of April 30, 2015, the Company held equity securities classified as available-for-sale, which consisted of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs. The Company did not hold any fixed income securities at April 30, 2016 or April 30, 2015.

G. Employees

At April 30, 2016, the Company and its subsidiaries employed 178 people.

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

H. Principal Business Segments

The information with respect to revenues from external customers and profit and loss of the Company's identifiable principal business segments is incorporated herein by reference to Note 15 of the Notes to the Company's Consolidated Financial Statements included in this Form 10-K.

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

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2016), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	62

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

Stephen R. Anastasio	57	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

WEBSITE ACCESS TO SEC REPORTS

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

Financial market declines and/or adverse changes in interest rates would generally negatively impact the level of EAM’s assets under management and consequently its revenue and net income. Major sources of investment management revenue for EAM (i.e., investment management and service and distribution fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions would reduce fee income. A prolonged recession or other economic or political events could also adversely impact EAM’s revenue if it led to decreased demand for products, a higher redemption rate, or a decline in securities prices. Good performance of managed assets relative to both competing products and benchmark indices generally assists in both retention and growth of assets, and may result in additional revenues. Conversely, poor performance of managed assets relative to competing products or benchmark indices tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to EAM. Poor performance could therefore reduce the amount of cash flow that the Company receives from EAM, which reduction could adversely affect the Company’s financial condition.

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

As of April 30, 2016, AB&Co., Inc. beneficially owned 88.5% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line has leased 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on July 1, 2013 and ending on February 27, 2017 ("Sublease"). On August 16, 2013, the Company moved to the Building which became its new corporate office facility. Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term. The Company received $122,355 each year from sublandlord in March 2015 and in March 2016. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The Sublease terms have provided for a significant decrease in the Company’s annual rental expenses. The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first six months of the sublease.

On February 29, 2016, the Company’s subsidiary Value Line Distribution Center (“VLDC”) and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC will lease approximately 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Building” or “Premises”) beginning on or about May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease will be $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the Lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The Company believes the capacity of these facilities is sufficient to meet the Company's current requirements. On April 29, 2016, the VLDC entered into a contract for the sale of the current East Rutherford, New Jersey, warehouse property. While there is no assurance that the sale will actually occur, it is anticipated to close in the summer of 2016.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2016 was 39. As of June 23, 2016, the closing stock price was $16.83.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Dividend Declared Per Share

April 30, 2016	$16.39	$16.00	$0.17
January 31, 2016	$19.72	$15.61	$0.16
October 31, 2015	$16.60	$16.24	$0.16
July 31, 2015	$13.63	$13.63	$0.16

April 30, 2015	$14.59	$14.48	$0.15
January 31, 2015	$15.09	$14.95	$0.15
October 31, 2014	$16.15	$15.60	$0.15
July 31, 2014	$17.14	$16.34	$0.15

On July 14, 2016, the Board of Directors of Value Line declared a quarterly dividend of $0.17 per share to shareholders of record as of July 26, 2016 to be paid on August 11, 2016 and re-affirmed the Company’s Common Stock Repurchase program of up to an aggregate of $3 million of Value Line, Inc.’s common stock adopted on September 19, 2012.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2016.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2016. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2016 through February 29, 2016	1,200	15.73	1,200	$1,518,000
March 1, 2016 through March 31, 2016	5,400	16.18	5,400	1,430,000
April 1, 2016 through April 30, 2016	4,854	16.50	4,854	1,350,000
Total	11,454	$16.27	11,454	$1,350,000

(1)

On September 19, 2012, the Company's Board of Directors approved a share repurchase program, authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases will be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. During fiscal 2016, the Company repurchased an aggregate of 52,907 shares of the Company's common stock for $796,000 at an average price of $15.03 per share under the repurchase program. During fiscal 2015, the Company repurchased an aggregate of 8,433 shares of the Company's common stock for $122,000 at an average price of $14.47 per share under the repurchase program. During fiscal 2014, the Company repurchased an aggregate of 58,499 shares of the Company's common stock for $550,621 at an average price of $9.41 per share under the repurchase program.

Arnold Bernhard and Co., Inc. may purchase additional shares of common stock of the Company from time to time.

Item 6. SELECTED FINANCIAL DATA.

Fiscal Years Ended April 30,

($ in thousands, except number of shares and earnings per share amounts)	2016	2015	2014	2013	2012
Revenues:
Investment periodicals and related publications	$31,925	$32,676	$33,598	$31,940	$33,018
Copyright data fees	2,621	2,847	2,733	3,900	3,591
Total investment periodicals and related publications	34,546	35,523	36,331	35,840	36,609
Income from operations	$1,880	$2,399	$2,501	$4,120	$5,338
Revenues and profits interests from EAM Trust	$7,651	$7,970	$7,499	$6,260	$5,890
Income from securities transactions, net	$477	$126	$178	$126	$70
Net income	$7,291	$7,292	$6,768	$6,619	$6,925
Earnings per share, basic and fully diluted	$0.75	$0.74	$0.69	$0.67	$0.70
Total assets	$86,507	$87,421	$86,875	$84,341	$84,369
Long term liabilities	$25,293	$26,768	$26,521	$23,962	$24,871
Weighted average number of common shares outstanding	9,781,495	9,813,623	9,839,155	9,888,774	9,921,925
Cumulative cash dividends declared per share during the fiscal year	$0.65	$0.60	$0.60	$0.60	$0.70

(1)	See Item 1, Business - “Asset Management and Mutual Fund Distribution Businesses” and Item 7, “Management’s Discussion and Analysis”.

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

Executive Summary of the Business

The Company's core business is producing investment periodicals and their underlying research and making available copyright data, including certain proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes. Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research. Smarter Investing™ and The Most Trusted Name in Investment Research®. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. Prior to December 23, 2010, (see “Asset Management and Mutual Fund Distribution Businesses” below), the Company provided investment management services to the Value Line® Mutual Funds ("Value Line Funds"), institutional and individual accounts and provided distribution, marketing, and administrative services to the Value Line Funds. Since December 23, 2010, EULAV Asset Management Trust (“EAM”) was established to provide the investment management services to the Value Line Funds, institutional and individual accounts and provide distribution, marketing, and administrative services to the Value Line® Mutual Funds ("Value Line Funds"). The Company maintains a significant investment in EAM from which it receives non-voting revenues and non-voting profits interests. Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

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

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 50.05%, 50.16%, 50.14% and 49.97% during the first, second, third and fourth quarters of fiscal 2016, respectively, and 49.18%, 49.63%, 49.80% and 49.87% during the first, second, third and fourth quarters of fiscal 2015, respectively.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

The nation's economy slowed during the fourth quarter of calendar 2015, and then proceeded to grow even a little more anemically during the opening three months of calendar 2016, with the U.S. gross domestic product increasing just tepidly during the latest span. Setbacks in nonresidential fixed investment (in part from declining energy sector capital spending), in federal government spending, and in exports were the principal drags on growth. Such weakness was offset to a degree by modest improvement in residential construction and consumer spending.

Meanwhile, the second quarter of calendar 2016 likely saw some notable improvement, underpinned by a strengthening in housing, further increases in consumer spending, and some emerging stability on the manufacturing  and non-manufacturing fronts. To be sure, GDP growth may still have been hampered by a weak export market, excessive inventories, and the aforementioned decline in the energy-sector capital spending. But there should have been enough offsetting strength for the nation's gross domestic product to have pushed forward solidly in the just-concluded three months.

Thereafter, some working down in inventories, further strength in the housing and consumer spending areas  (aided by a presumptive acceleration in employment growth), and a less-ominous outlook in the energy markets, should help generate reasonable levels of growth in the second half of this year. Such a prospect would likely enable the Federal Reserve to pursue slightly tighter monetary policies later in 2016 or thereafter.

Meanwhile, the global outlook is still unsettled, with slowing business growth in China, the apparent British break from the European Union, continuing economic ills and ongoing terrorist threats and actions across parts of Europe, and periodic crises in the Middle East (including intermittent terrorism in that region) headlining the problems offshore as we head toward the latter stages of 2016. To date, the U.S. economy has remained quite well insulated from these global headwinds. In all, and assuming the ailing commodities markets are now stabilizing on a long-term basis, our country's gradual economic improvement should continue.

Results of Operations for Fiscal Years 2016, 2015 and 2014

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,
	2016	2015	2014	Change
($ in thousands, except earnings per share)				'16 vs. '15	'15 vs. '14
Income from operations	$1,880	$2,399	$2,501	-21.6%	-4.1%
Revenues and profits interests from EAM Trust	$7,651	$7,970	$7,499	-4.0%	6.3%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$9,531	$10,369	$10,000	-8.1%	3.7%
Operating expenses	$32,666	$33,124	$33,830	-1.4%	-2.1%
Income from securities transactions, net	$477	$126	$178	278.6%	-29.2%
Income before income taxes	$10,008	$10,495	$10,178	-4.6%	3.1%
Net income	$7,291	$7,292	$6,768	0.0%	7.7%
Earnings per share	$0.75	$0.74	$0.69	1.4%	7.2%

During the twelve months ended April 30, 2016, the Company’s net income of $7,291,000, or $0.75 per share, was comparable to net income of $7,292,000, or $0.74 per share, for the twelve months ended April 30, 2015. During the twelve months ended April 30, 2016 there were 9,781,495 average common shares outstanding as compared to 9,813,623 average common shares outstanding during the twelve months ended April 30, 2015. Income from operations of $1,880,000 for the twelve months ended April 30, 2016 which included additional depreciation and amortization expense of $1,102,000 was $519,000 below income from operations of $2,399,000 for the twelve months ended April 30, 2015. During the fourth quarter ended April 30, 2016, the Company’s reported loss from operations of $462,000 was the result of the accelerated amortization of the capitalized software development costs.

During the twelve months ended April 30, 2015, the Company’s net income of $7,292,000, or $0.74 per share, was $524,000 or 7.7% above net income of $6,768,000, or $0.69 per share, for the twelve months ended April 30, 2014. Income from operations of $2,399,000 for the twelve months ended April 30, 2015 which included additional depreciation and amortization expense of $630,000 including accelerated amortization of $138,000 related to obsolete software recorded in the fourth quarter of fiscal 2015 was $102,000 below income from operations of $2,501,000 for the twelve months ended April 30, 2014. During the fourth quarter ended April 30, 2015, the Company’s reported loss from operations of $560,000 was the result of 12 weeks of print revenues recorded in the fourth quarter of fiscal 2015 as compared to 13 weeks recorded in the fourth quarter of fiscal 2014, and an additional direct marketing campaign in the fourth quarter of fiscal 2015 and the accelerated write-off of obsolete software.

Income from operations for the twelve months ended April 30, 2014 of $2,501,000 included additional depreciation and amortization expense of $533,000 and one time overlapping rent expense of $771,000 for the previously occupied office facilities during the short term lease extension that ended September 15, 2013.

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2016	2015	2014	'16 vs. '15	'15 vs. '14
Investment periodicals and related publications:
Print	$15,659	$16,553	$18,346	-5.4%	-9.8%
Digital	16,266	16,123	15,252	0.9%	5.7%
Total investment periodicals and related publications	31,925	32,676	33,598	-2.3%	-2.7%
Copyright data fees	2,621	2,847	2,733	-7.9%	4.2%
Total publishing revenues	$34,546	$35,523	$36,331	-2.8%	-2.2%

During the twelve months ended April 30, 2016 total publishing revenues from investment periodicals and related publications excluding copyright data fees were $31,925,000, which is 2.3% below the total publishing revenues excluding copyright data fees of $32,676,000 during the twelve months ended April 30, 2015. Total publishing revenues from investment periodicals and related publications excluding copyright data fees were $33,598,000 during the twelve months ended April 30, 2014.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

  Sources of subscription sales

	Fiscal Years Ended April 30,
	2016		2015		2014
	Print	Digital	Print	Digital	Print	Digital
New Sales	12.0%	24.7%	12.4%	28.6%	19.0%	24.3%
Conversion and Renewal Sales	88.0%	75.3%	87.6%	71.4%	81.0%	75.7%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2016 new sales of print and digital publications decreased as a percent of the total gross print and digital sales as a result of less aggressive promotion to first-time customers at introductory prices. Conversion and renewal sales orders increased over fiscal 2015 outpacing the decrease in new sales orders as a result of increased success by our in-house Retail and Institutional Sales departments.

During the twelve months ended April 30, 2015 new sales of print publications decreased as a percent of the total gross sales while conversion and renewal revenues increased from fiscal 2014 as a result of increased resources of the in-house Telemarketing department. New sales of digital products in fiscal 2015 showed a marked increase over fiscal 2014.

	As of April 30,			Change
($ in thousands)	2016	2015	2014	'16 vs. '15	'15 vs. '14

Unearned subscription revenue (current and long term liabilities)	$25,442	$26,047	$25,124	-2.3%	3.7%

Unearned subscription revenue as of April 30, 2016 is 2.3% below April 30, 2015 and is 3.7% above April 30, 2014. The decline from April 30, 2015, reflects curtailed advertising for order generation. Further, a certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and higher priced Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues decreased $751,000, or 2.3%, for the twelve months ended April 30, 2016, as compared to fiscal 2015. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at April 30, 2016 was 3.7% below total product line circulation at April 30, 2015. The Company has been successful in growing revenues from digitally-delivered investment periodicals within the institutional market. Institutional Sales generated total sales orders of $14,240,000 for the twelve months ended April 30, 2016 which were $915,000 or 6.9%, above comparable total sales orders of $13,325,000, for the twelve months ended April 30, 2015. This growth continues a positive trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers. We have also benefited from “converting” some customers from lower cost retail to the more robust professional priced services.

Digital publications revenues during the twelve months ended April 30, 2016 were $143,000 above fiscal 2015. Revenues from institutional digital publications increased $749,000 or 6.9% as compared to fiscal 2015. Digital publications revenues from retail subscribers decreased $606,000 or 11.6% with circulation decreasing by 7.2% for the twelve months ended April 30, 2016, as compared to fiscal 2015. During the twelve months ended April 30, 2016, $191,000 of retail digital revenues were converted to higher priced Institutional Sales orders generating $159,000 additional revenues.

Print publication revenues decreased $894,000 or 5.4% for the twelve months ended April 30, 2016 as compared to fiscal 2015. Revenues from institutional print publications increased $165,000 or 8.4% while print publications revenues from retail subscribers decreased $1,059,000 or 7.3% for the twelve months ended April 30, 2016, as compared to fiscal 2015. Total print circulation at April 30, 2016 was 2.4% below total print circulation at April 30, 2015 including an increase in the introductory lower-priced Value Line 600 print product. The VL 600 was utilized during fiscal 2016 and the latter part of 2015 as a retail lead-generation product. Though revenue from expiring full-price subscriptions has not been matched by the initial revenue from new promotional retail orders, our retail sales and marketing personnel have made an effort to renew and upgrade the new customers.

The Company has marketed The Value Line 600 and digital Investor 600 services as “starter” products to familiarize new customers with our services at attractive prices. The Company seeks to expand familiarity with our brand through this means, exposing our offerings to new customers who heretofore may not have been familiar with our services.  Our goal is to introduce these investors to Value Line and ultimately to attract many to additional, premium-priced services targeted at their specific needs for investment research on various classes of equities including mutual funds and ETFs. Such a step-up strategy has been seen in the faster-than-expected acceptance of The Value Line 900 service, featuring an expanded mix of established and newer/smaller companies, by a number of new-to-the-Company Investor 600 and The Value Line 600 subscribers.  Moreover, by growing our active customer base, the retail sales team and marketing staff have thousands more subscribers to whom they offer our more sophisticated services. The brand exposure philosophy is additionally reinforced by our selective efforts to join forces with other well respected financial industry participants through our copyright data and other distribution efforts under our Institutional Services umbrella.

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

The Company has relied more on its personnel selling efforts in both the institutional segment and retail retention and sales, as the ability to obtain orders profitably through traditional direct marketing plateaus. The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Individual investors interested in digitally-delivered investment information have access to both free and subscription equity research from many sources. Continuing factors that have contributed to the decline in the retail digital investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients. Further, there appears to be a relative decline in individuals’ interest in holding specific stocks as compared with ETFs, mutual funds and participation in retirement plans. In order to address competition the Company has emphasized its lower-priced “starter” levels of service in attracting new customers. Also many of the professional subscribers to the Company’s digital and print retail products have been successfully converted to a higher priced Institutional product, with the peak impact of such movement behind us. The Company offers quality publications on mutual funds and Exchange Traded Funds, but they have achieved only modest market share.

Value Line serves primarily individual and professional investors in stocks, who pay, primarily on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research including a period of intensive promotion of “starter” services and publications.

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. For the six month periods ended April 30, 2016, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 1.3% was better than the Russell 2000 index decrease of 2.5%. For the twelve month period ended April 30, 2016, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 6.1% was much narrower than the Russell 2000 index decrease of 9.7% during the comparable period.

During the twelve months ended April 30, 2016, copyright data fees of $2,621,000 were 7.9% below fiscal 2015. As of April 30, 2016, total third party sponsored assets were attributable to three contracts for copyright data representing $1.8 billion in various products, as compared to four contracts for copyright data representing $2.3 billion in assets at April 30, 2015. The value of assets managed by third party sponsors was affected by reassigning assets in their portfolios to a management approach independent of Value Line’s copyright data program effective April 2015. The Company has retained our highest-fee client. During the twelve months ended April 30, 2014, copyright data fees were $2,733,000 and total third party sponsored assets were attributable to four contracts for copyright data representing $2.3 billion in various products, in assets at April 30, 2014.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2016, were $2.2 billion, which is $128 million, or 5.4%, below total assets of $2.4 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2015, reflecting market depreciation and the net redemptions all over the past twelve months ended April 30, 2016.

The largest decline of approximately $60 million is in the Guardian channel. Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold. The two funds consequently continue to experience net redemptions. Starting January 2015, the Value Line VIP Equity Advantage Fund was added to the Guardian Pro Series Variable Annuities. The fund is an open end fund that invests primarily in a basket of closed-end funds.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2014, were $2.3 billion. Although sales and inflows for the Value Line Equity Funds are up 57% during fiscal 2016 and 3% during fiscal 2015, the Value Line Funds continue to experience net redemptions and the associated net asset outflows (redemptions less new sales) for the last three fiscal years.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2016, 2015 and 2014.

Value Line Mutual Funds

Total Net Assets

For the Years Ended April 30,	2016	2015	2014	2016	2015
				vs.	vs.
				2015	2014
Value Line equity fund assets (excludes variable annuity)— beginning	$1,737,521,140	$1,647,890,976	$1,456,552,464	5.4%	13.1%
Sales/inflows	441,634,248	314,912,210	268,425,995	40.2%	17.3%
Redemptions/outflows	(350,894,662)	(249,287,083)	(234,450,194)	40.8%	6.3%
Dividend and Capital Gain Distributions	(142,675,717)	(127,174,928)	(76,752,906)	12.2%	65.7%
Market value change	(3,886,961)	151,179,966	234,115,616	-102.6%	-35.4%
Value Line equity fund assets (non-variable annuity)— ending	1,681,698,049	1,737,521,140	1,647,890,976	-3.2%	5.4%
Variable annuity fund assets — beginning	$459,820,828	$488,317,714	$476,317,362	-5.8%	2.5%
Sales/inflows	26,337,080	45,535,001	36,154,523	-42.2%	25.9%
Redemptions/outflows	(70,599,332)	(74,772,515)	(64,466,768)	-5.6%	16.0%
Dividend and Capital Gain Distributions	(18,508,679)	(37,531,133)	(27,786,179)	-50.7%	35.1%
Market value change	2,516,423	38,271,762	68,098,777	-93.4%	-43.8%
Variable annuity fund assets — ending	399,566,320	459,820,828	488,317,714	-13.1%	-5.8%
Fixed income fund assets — beginning	$153,016,581	$161,786,294	$191,488,529	-5.4%	-15.5%
Sales/inflows	6,109,851	8,609,157	5,866,401	-29.0%	46.8%
Redemptions/outflows	(19,121,358)	(20,089,197)	(28,722,304)	-4.8%	-30.1%
Dividend and Capital Gain Distributions	202,957	197,218	54,008	2.9%	265.2%
Market value change	1,222,774	2,513,110	(6,900,341)	-51.3%	-136.4%
Fixed income fund assets — ending	141,430,806	153,016,581	161,786,294	-7.6%	-5.4%
Assets under management — ending	$2,222,695,176	$2,350,358,550	$2,297,994,984	-5.4%	2.3%

At April 30, 2015 and April 30, 2014, respectively, $45 million and $52 million of total assets were held in the Daily Income Fund managed by Reich & Tang Asset Management LLC which was liquidated on July 29, 2015.

EAM has successfully broadened distribution, particularly within the Adviser/IBD channel.  Over the past year, more than 500 financial advisers purchased Value Line Funds’ shares for their clients for the first time, with over 3,000 advisers now owning a Value Line Fund.

Starting July 2015 the Core Bond Fund was modified to no longer waive 12b-1 fees, but to cap the overall fund’s expense ratio. Starting August 2015 12b-1 fee waivers were removed on the Asset Allocation Fund, and also a portion of the 12b-1 waivers were removed on the SAM and Centurion Funds.

In November 2015 four funds: the Small Cap Opportunities Fund, the Larger Companies Focused Fund, the Asset Allocation Fund, and the Income and Growth Fund launched a new Institutional Class of shares. With the creation of institutional shares EAM has the opportunity to place the Value Line Mutual Funds on distribution platforms that offer exclusively those funds shares that have eliminated all 12b-1 fees from their fee structure. The Small Cap Opportunities Fund and the Mid Cap Focused Fund were named “Category Kings” in The Wall Street Journal in February, 2016.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2016, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $14,548,000, 12b-1 fees and other fees of $5,669,000 and net loss of $14,000 on the investments. For the same period, total investment management fee waivers were $262,000 and 12b-1 fee waivers for four Value Line Funds were $1,071,000. Removing management fee waivers on Asset Allocation Fund and the Core Bond Fund resulted in $30,000 in increased management fees per month. During the twelve months ended April 30, 2016, EAM's net income was $880,000 after giving effect to Value Line’s non-voting revenues interest of $7,211,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest. During the twelve months ended April 30, 2016 EAM compensation and employee benefits expenses increased $173,000 above fiscal 2015 primarily due to the addition of an equity analyst in March 2015 and an increase in incentive compensation and the cost of employee benefits year over year. The equity analyst provides coverage and support to the equity funds and the portfolio managers.

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2015, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $15,014,000, 12b-1 fees and other fees of $5,459,000 and other income of $34,000. For the same period, total investment management fee waivers were $192,000 and 12b-1 fee waivers for six Value Line Funds were $1,518,000. During the twelve months ended April 30, 2015, EAM's net income was $1,248,000 after giving effect to Value Line’s non-voting revenues interest of $7,346,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2014, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $14,452,000, 12b-1 fees and other fees of $5,061,000 and other income of $16,000. For the same period, total investment management fee waivers were $89,000 and 12b-1 fee waivers for seven Value Line Funds were $1,683,000. During the twelve months ended April 30, 2014, EAM's net income was $1,464,000 after giving effect to Value Line’s non-voting revenues interest of $6,767,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of April 30, 2016, four of the Value Line Funds have all or a portion of the 12b-1 fees being waived and expense caps on three funds. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 75.7%, variable annuity funds issued by GIAC represent 18.0%, and fixed income fund assets represent 6.3%, respectively, of total fund assets under management (“AUM”) as of April 30, 2016. At April 30, 2016, equity, hybrid and GIAC variable annuities AUM decreased by 5.3% and fixed income AUM decreased by 7.8% as compared to fiscal 2015.

As of April 30, 2016, four of the six Value Line equity mutual funds, excluding SAM and Centurion, had an overall four star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

At April 30, 2016 five of the six equity and hybrid funds are in the top quartile of their respective peer groups for one year and four of the six are in the top quartile for the three year period according to Lipper. At April 30, 2015 two of the six equity and hybrid funds were in the top quartile of their respective peer groups for one year and two of the six were in the top quartile for the three year period according to Lipper.

Overall, the Value Line equity funds continue to be recognized for both their strong long-run performance and lower-risk profile. The Value Line Small Cap Opportunities Fund is recognized on a select list at Lincoln Financial. Since June 30, 2015 Fidelity has added the Value Line Small Cap Opportunities Fund as a Fidelity Fund Pick. As of September 30, 2015 the Value Line Asset Allocation Fund is in the top quartile of its category for 1, 3, 5, and 10 year periods according to Lipper. The Value Line Mid-Cap Focused Fund and the Value Line Small Cap Opportunities Fund were both “Category Kings” in the Wall Street Journal in February 2016 and both have above average returns and low risk ratings according to Morningstar.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2016	2015	2014	'16 vs. '15	'15 vs. '14
Non-voting revenues interest	$7,211	$7,346	$6,767	-1.8%	8.6%
Non-voting profits interest	440	624	732	-29.5%	-14.8%
	$7,651	$7,970	$7,499	-4.0%	6.3%

During the twelve months ended April 30, 2016 and April 30, 2015, the Company recorded revenues of $7,651,000 and $7,970,000, respectively, consisting of $7,211,000 and $7,346,000, from its non-voting revenues interest in EAM and $440,000 and $624,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2014, the Company recorded revenues of $7,499,000, consisting of $6,767,000, from its non-voting revenues interest in EAM and $732,000, from its non-voting profits interest in EAM.

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2016	2015	2014	'16 vs. '15	'15 vs. '14
Advertising and promotion	$3,685	$4,984	$4,223	-26.1%	18.0%
Salaries and employee benefits	15,702	15,935	16,335	-1.5%	-2.4%
Production and distribution	8,725	7,081	6,402	23.2%	10.6%
Office and administration	4,554	5,124	6,870	-11.1%	-25.4%
Total expenses	$32,666	$33,124	$33,830	-1.4%	-2.1%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $32,666,000 for the twelve months ended April 30, 2016, decreased $458,000, or 1.4%, as compared to the twelve months ended April 30, 2015. The decrease in expenses in fiscal 2016 resulted primarily from a $1,445,000 decrease in direct mail expense partially offset by the additional depreciation and amortization of $1,102,000 related to software development costs previously incurred.

Operating expenses of $33,124,000 for the twelve months ended April 30, 2015, decreased $706,000, or 2.1%, as compared to the twelve months ended April 30, 2014. The decrease in expenses resulted primarily from a $945,000 decrease in rent expense partially offset by the additional depreciation and amortization of $630,000 related to software development costs previously incurred.

Advertising and promotion

Advertising and promotion expenses of $3,685,000 during the twelve months ended April 30, 2016 decreased $1,299,000 or 26.1%, as compared to fiscal 2015. The decreases in direct mail expenses of $1,445,000 for the twelve months ended April 30, 2016, are mainly attributable to a reduction in the number of pieces mailed to prospects for The Value Line Investment Survey and The Value Line 600, as compared to fiscal 2015 partially offset by an increase in direct marketing for Value Line Select and Value Line Select: Dividend Income & Growth in fiscal 2016. There were five direct mail campaigns for The Value Line Investment Survey during the twelve months ended April 30, 2016 as compared to ten direct mail campaigns in fiscal 2015. The Company also negotiated vendor savings resulting in a $157,000 reduction in expenses related to third party inbound telemarketing services and eliminated third party product support, bringing the operations in house. During the twelve months ended April 30, 2016 sales commissions increased $296,000 and were associated with a $1,949,000 increase in retail sales orders and a $915,000 increase in Institutional sales orders as compared to fiscal 2015. Commissions vary based on the type of customer, size of sale, and whether a sale is new or renewal.

Advertising and promotion expenses of $4,984,000 during the twelve months ended April 30, 2015 increased $761,000 or 18.0%, as compared to advertising and promotion expenses of $4,223,000 in fiscal 2014, principally due to a $305,000 increase in direct mail costs. The increase in direct mail expenses is attributable to an increase in list costs of 10% resulting from the purchase of more prospect names and the timing of mailing for The Value Line 600 and The Value Line Investment Survey with more campaigns in fiscal 2015 than in fiscal 2014. Other increases include a $51,000 increase in third-party client support expenses and a $277,000 increase in sales commissions. In fiscal 2015 in-house telemarketing expenses increased $249,000 and were associated with a $1.7 million increase in retail sales orders during the twelve months ended April 30, 2015. An increase of $144,000 in media and general advertising primarily related to expenses to improve services in retail marketing and brand awareness promotions through newspapers, radio and the internet.

Salaries and employee benefits

Salaries and employee benefits of $15,702,000 during the twelve months ended April 30, 2016 were $233,000 or 1.5% below fiscal 2015’s primarily as a result of a decrease in salary and employee benefits in Institutional Sales, Information Technology (“IT”), Advertising and Value Line Distribution Center (“VLDC”) and a restructuring of the incentive compensation program which were partially offset by an increase in Executive, Quantitative Research and Research departments. The capitalization of internal salaries and employee benefits expenses of $1,250,000 for digital project development decreased $442,000 during the twelve months ended April 30, 2016, as compared to fiscal 2015.

Salaries and employee benefits of $15,935,000 during the twelve months ended April 30, 2015 were $400,000 or 2.4% below fiscal 2014’s salaries and employee benefits of $16,335,000 primarily as a result of a decrease in administrative and support personnel (in IT, Accounting, Advertising and the IT support at VLDC, the fulfillment operation) partially offset by an increase in the internal Telemarketing, Research and Institutional Sales departments. The capitalization of internal salaries and employee benefits expenses of $1,692,000 for digital project development increased $96,000 during the twelve months ended April 30, 2015, as compared to fiscal 2014.

During the twelve months ended April 30, 2016, 2015 and 2014, the Company recorded profit sharing expenses of $473,000, $422,000 and $373,000, respectively.

Production and distribution

Production and distribution expenses of $8,725,000 during the twelve months ended April 30, 2016 increased $1,644,000 or 23.2% as compared to fiscal 2015. During the twelve months ended April 30, 2016, an increase of $1,239,000 of production expenses was attributable to additional accelerated amortization of internally developed software costs related to the cessation of software development for certain data galleries. In addition, the Company continues to amortize capitalized software costs attributable to the upgrade of our fulfillment system, single sign on, website development and new service oriented database production architecture. Third party production and hosting expenses for Company’s print and digital product files for internal use and delivery to the Company’s third party that hosts our digital and mobile version of our equity based product offerings, that began on July 9, 2014 (ten months in fiscal year 2015 and twelve months in fiscal 2016) increased $376,000 during fiscal 2016. Increase in expenses included a cost of $159,000 to host tandem moved to cloud, $163,000 of overlapping costs as the Company transitioned to equity data provided by an alternative vendor effective January 1, 2016 offset by $151,000 savings. Distribution expenses decreased $90,000 in fiscal 2016 due to switching to United States Postal Service delivery from a private carrier.

Production and distribution expenses of $7,081,000 during the twelve months ended April 30, 2015 increased $679,000 or 10.6% as compared to production and distribution expenses of $6,402,000 in fiscal 2014. During the twelve months ended April 30, 2015, an increase of $470,000 was attributable to additional amortization of internally developed software costs for the upgrade of our fulfillment system, single sign on, concurrent user software, product and website development and new service oriented production architecture and a $488,000 increase in third party expenses for hosting the Company’s digital version of our equity based product offerings and mobile devices. The increase in expenses was partially offset by a $159,000 decrease in service mailers cost and a $116,000 decrease in paper, printing and mailing costs since the Company renegotiated printing, binder and paper prices with various vendors.

Office and administration

Total office and administration expenses of $4,554,000, during the twelve months ended April 30, 2016 decreased $570,000 or 11.1% as compared to fiscal 2015. For the twelve months ended April 30, 2016, office and administration expenses included a decrease of $423,000 in disaster recovery site hosting fees that resulted from changing the third party vendor. Additionally, a decrease of $192,000 related to a decline in the cost of maintenance, utilities, insurance expenses, bank fees and Directors’ fees offset by an increase of $201,000 attributable to professional fees, telephone communication costs (primarily sales), and real estate taxes primarily for our NYC office facility.

Total office and administration expenses of $5,124,000, during the twelve months ended April 30, 2015 decreased $1,746,000 or 25.4% as compared to office and administration expenses of $6,870,000 in fiscal 2014. For the twelve months ended April 30, 2015, office and administration expenses included a $945,000 decrease in rental expense at our New York City facility including an additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013, a decline of $109,000 in telephone, utilities and equipment rental expenses, an accelerated write-off of $138,000 of obsolete software and a decrease of $272,000 in website hosting fees that resulted from the termination of a third party vendor. During fiscal 2015 restructuring and settlement costs decreased $205,000 or 73.2%.

Lease Commitments

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line leased approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on or about July 1, 2013 and ending on February 27, 2017 (“Sublease”). The facility is the Company’s new corporate office.   Base rent under the Sublease is $1,468,269 per annum payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which was reduced to $367,067 on March 1, 2015, and then to $244,712 on March 1, 2016 and will be fully refunded after the Sublease ends. In March 2015 and March 2016 the Company received $122,355 each year from sublandlord. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The Sublease terms provide for a significant decrease in the Company’s annual rental expenses.

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

On March 31, 2016, the Company’s subsidiary Value Line Distribution Center (“VLDC”) and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC will lease approximately 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Building” or “Premises”) beginning on or about May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease will be $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the Lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. On April 29, 2016, the VLDC entered into a contract for the sale of the current East Rutherford, New Jersey, warehouse property. While there is no assurance that the sale will actually occur, it is anticipated to close in the summer of 2016.

Income from Securities Transactions, net

	Fiscal Years Ended April 30,			Change
($ in thousands)	2016	2015	2014	'16 vs. '15	'15 vs. '14
Dividend income	$142	$157	$147	-9.6%	6.8%
Interest income	-	3	5	-100.0%	-40.0%
Capital gain distribution from ETFs	105	57	36	84.2%	n/a
Realized capital gain	224	-	-	n/a	n/a
Exchange gain	(2)	(16)	-	-87.5%	n/a
Interest expense	-	-	(5)	n/a	n/a
Other	8	(75)	(5)	n/a	n/a
Total income from securities transactions and other, net	$477	$126	$178	278.6%	-29.2%

During the twelve months ended April 30, 2016 and April 30, 2015 the Company’s income from securities transactions, net, primarily derived from dividend income, realized capital gains from sales of equity securities and capital gain distributions from ETFs was $477,000 and $126,000, respectively. In fiscal 2016 income from securities transactions, net, included capital gain distributions from ETFs of $105,000 which compares to capital gain distributions from ETFs of $57,000 in fiscal 2015. During the twelve months ended April 30, 2016 sales of equity securities resulted in a $224,000 gain. The Company’s income from securities transactions, net, which included primarily dividend income, was $178,000 during the twelve months ended April 30, 2014. Income from securities transactions, net, included capital gain distributions from ETFs of $36,000 during the twelve months ended April 30, 2014. There were no sales, or gains or losses from sales, of equity securities during the twelve months ended April 30, 2015 and April 30, 2014.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2016, 2015 and 2014 were 27.15%, 30.52% and 33.50%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2016 is primarily attributable to effect of the reduction in the allocation factors on the state and local deferred tax liability (primarily the gain on deconsolidation of EAM), reversal of excess income tax accruals established in past years that were resolved upon completion of the prior NYC and IRS audits and an increase in the domestic production tax credits. The fluctuation in the effective income tax rate during fiscal 2015 is primarily attributable to the write-off of the tax bases of goodwill. The decrease in the effective income tax rate during fiscal 2014 is attributable to the lower percentage of income subject to state and local income taxes and a favorable settlement of a local income tax audit.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $6,662,000 and $7,369,000 as of April 30, 2016 and April 30, 2015, respectively. These amounts include short term unearned revenue of $20,516,000 and $21,510,000 reflected in total current liabilities at April 30, 2016 and April 30, 2015, respectively. Cash and short term securities were $16,759,000 and $15,506,000 as of April 30, 2016 and April 30, 2015, respectively.

The Company’s cash and cash equivalents include $12,037,000 and $5,272,000 at April 30, 2016 and April 30, 2015, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $2,004,000 during the twelve months ended April 30, 2016 compared to cash inflows from operations of $1,407,000 and $3,487,000 during the twelve months ended April 30, 2015 and 2014, respectively. The increase in cash flows from fiscal 2015 to fiscal 2016 was primarily attributable to the timing of vendor payments, an increase in earnings before non-cash items that resulted from cost controls offset by a decrease in unearned income from the receipt of prepaid subscription orders in fiscal 2016. The decrease in cash flows from fiscal 2014 to fiscal 2015 was primarily attributable to the timing of income tax payments, receipt of accounts receivable, and payments of operating expenses partially offset by an increase in unearned income from the receipt of prepaid subscription orders.

Cash from investing activities

The Company’s cash inflows from investing activities of $12,207,000 during the twelve months ended April 30, 2016 compared to cash inflows from investing activities of $4,689,000 and $1,920,000 for the twelve months ended April 30, 2015 and April 30, 2014, respectively. Cash inflows for the twelve months ended April 30, 2016 were higher than in fiscal 2015 and fiscal 2014 due to the Company’s decision to sell its inverse equity ETF securities and lower its overall equity securities investment position and the decrease in the capitalized software project costs.

Cash from financing activities

During the twelve months ended April 30, 2016, the Company’s cash outflows from financing activities were $6,963,000 and compared to cash outflows from financing activities of $6,010,000 and $6,459,000 for the twelve months ended April 30, 2015 and 2014, respectively. Cash outflows for financing activities included $796,000, $122,000 and $550,000 for the repurchase of 52,907 shares, 8,433 shares and 58,499 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2016, 2015 and 2014, respectively. Quarterly dividend payments of $0.15 per share during the first quarter and $0.16 per share during the latter three quarters in fiscal 2016 aggregated $6,167,000 as compared to quarterly dividend payments of $0.15 per share totaling $5,888,000 in fiscal 2015.

At April 30, 2016 there were 9,756,589 common shares outstanding as compared to 9,809,496 common shares outstanding at April 30, 2015. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of April 30, 2016, retained earnings and liquid assets were $35,524,000 and $16,759,000, respectively.

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

Recent Accounting Pronouncements

None.

Critical Accounting Estimates and Policies

The Company prepares its consolidated financial statements in accordance with accepted accounting principles as in effect in the United States (U.S. “GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent, and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect the significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

●	Revenue recognition
●	Income taxes
●	Valuation of EAM

Revenue Recognition

The majority of the Company’s revenues come from the sale of print and digital subscriptions and fees for copyright proprietary information. The Company recognizes subscription revenue, net of discounts, in equal amounts over the term of the subscription, which generally ranges from three months to one year or longer, varying based on the product or service. Copyright data fees are calculated monthly based on market fluctuation and billed quarterly. The Company believes that the estimates related to revenue recognition are critical accounting estimates, and to the extent that there are material differences between its determination of revenues and actual results, its financial condition or results of operations may be affected.

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

As of April 30, 2016 and 2015, the Company had $432,000 and $356,000, respectively, of deferred tax assets. In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized in the Company’s tax filings.

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

Investment in EAM Trust

The Company accounts for its investment in EAM using the equity method of accounting. The value of its investment in EAM is the fair value of the contributed capital at inception, plus the Company’s share of non-voting revenues and non-voting profits from EAM, less distributions received from EAM. The Company evaluates its investment in EAM on a regular basis for other-than-temporary impairment, which requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances that impact the fair value of the investment.

Should the fair value of the investment fall below its carrying value, the Company will determine whether the investment is other-than-temporarily impaired, which includes assessing the severity and duration of the impairment and the likelihood of recovery. If the investment is considered to be other-than-temporarily impaired, the Company will write down the investment to its fair value. Since the inception of EAM, the Company has not recognized any other-than-temporary impairment in the investment.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed below in the table of contractual obligations.

Contractual Obligations

Below is a summary of certain contractual obligations of the Company as of April 30, 2016 ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	2,939	1,417	614	217	691
Purchase Obligations	-	-	-	-	-
Total	$2,939	$1,417	$614	$217	$691

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

As of April 30, 2016 the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD) and PowerShares Financial Preferred ETF (PGF) was $3,445,000 and the fair value was $3,637,000. During the second quarter ended January 31, 2016, the Company made a decision to reduce its dividend paying ETF position and liquidate its non dividend paying inverse ETF positions. As of April 30, 2015 the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $9,470,000 and the fair value was $9,632,000.

				Estimated Fair	Hypothetical
Equity Securities				Value after	Percentage Increase
			Hypothetical	Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2016	Equity Securities and ETFs held for dividend yield	$3,637	30% increase	$4,728	2.05%
			30% decrease	$2,546	-2.05%

				Estimated Fair	Hypothetical
Equity Securities				Value after	Percentage Increase
			Hypothetical	Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2015	Equity Securities and ETFs held for dividend yield	$5,583	30% increase	$7,258	3.16%
			30% decrease	$3,908	-3.16%
As of April 30, 2015	Inverse ETF Holdings	$4,049	30% increase	$2,834	-2.29%
			30% decrease	$5,264	2.29%
As of April 30, 2015	Total	$9,632	30% increase	$10,092	0.87%
			30% decrease	$9,172	-0.87%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Line, Inc. as of April 30, 2016, and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Horowitz & Ullmann, P.C.

New York, NY

July 15, 2016

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2016	2015

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $12,037 and $5,272, respectively)	$13,122	$5,874
Securities available-for-sale	3,637	9,632
Accounts receivable, net of allowance for doubtful accounts of $22 and $32, respectively	1,254	1,409
Prepaid and refundable income taxes	126	114
Prepaid expenses and other current assets	1,381	1,460
Deferred income taxes	432	356
Total current assets	19,952	18,845

Long term assets:
Investment in EAM Trust	57,942	58,048
Property and equipment, net	3,621	3,690
Capitalized software and other intangible assets, net	4,992	6,838
Total long term assets	66,555	68,576

Total assets	$86,507	$87,421

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,669	$1,787
Accrued salaries	1,066	1,219
Dividends payable	1,659	1,472
Accrued taxes on income	388	226
Unearned revenue	20,516	21,510
Total current liabilities	26,298	26,214

Long term liabilities:
Unearned revenue	4,926	4,537
Deferred charges	-	167
Deferred income taxes	20,683	22,064
Total long term liabilities	25,609	26,768
Total liabilities	51,907	52,982

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	35,524	34,587
Treasury stock, at cost (243,411 shares and 190,504 shares, respectively)	(3,040)	(2,244)
Accumulated other comprehensive income, net of tax	125	105
Total shareholders' equity	34,600	34,439

Total liabilities and shareholders' equity	$86,507	$87,421

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2016	2015	2014

Revenues:
Investment periodicals and related publications	$31,925	$32,676	$33,598
Copyright data fees	2,621	2,847	2,733
Total revenues	34,546	35,523	36,331

Expenses:
Advertising and promotion	3,685	4,984	4,223
Salaries and employee benefits	15,702	15,935	16,335
Production and distribution	8,725	7,081	6,402
Office and administration	4,554	5,124	6,870
Total expenses	32,666	33,124	33,830
Income from operations	1,880	2,399	2,501

Revenues and profits interests in EAM Trust	7,651	7,970	7,499
Income from securities transactions, net	477	126	178
Income before income taxes	10,008	10,495	10,178
Income tax provision	2,717	3,203	3,410
Net income	$7,291	$7,292	$6,768

Earnings per share, basic & fully diluted	$0.75	$0.74	$0.69

Weighted average number of common shares	9,781,495	9,813,623	9,839,155

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2016	2015	2014

Net income	$7,291	$7,292	$6,768

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on securities, net of taxes	20	(141)	(5)
Other comprehensive income/(loss)	20	(141)	(5)
Comprehensive income	$7,311	$7,151	$6,763

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$7,291	$7,292	$6,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,817	2,715	2,085
Non-voting revenues interest in EAM Trust	(7,211)	(7,346)	(6,767)
Non-voting profits interest in EAM Trust	(440)	(624)	(732)
Realized gain on sales of equity securities	(329)	-	-
Deferred rent	(200)	(200)	567
Deferred income taxes	(1,301)	(237)	464
Changes in operating assets and liabilities:
Unearned revenue	(605)	923	415
Reserve for settlement	(5)	21	7
Operating lease exit obligation	-	-	(36)
Accounts payable & accrued expenses	920	(663)	(202)
Accrued salaries	(153)	(130)	149
Accrued taxes on income	(2)	(249)	733
Prepaid and refundable income taxes	(12)	61	(175)
Prepaid expenses and other current assets	79	47	139
Accounts receivable	155	(203)	72
Total adjustments	(5,287)	(5,885)	(3,281)
Net cash provided by operating activities	2,004	1,407	3,487

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	10,206	57	-
Purchases of equity securities	(3,854)	(656)	(2,553)
Distributions received from EAM Trust	7,817	7,832	7,160
Acquisition of property and equipment	(227)	(120)	(206)
Expenditures for capitalized software	(1,735)	(2,424)	(2,481)
Net cash provided by investing activities	12,207	4,689	1,920

Cash flows from financing activities:
Purchase of treasury stock at cost	(796)	(122)	(550)
Dividends paid	(6,167)	(5,888)	(5,909)
Net cash used for financing activities	(6,963)	(6,010)	(6,459)
Net change in cash and cash equivalents	7,248	86	(1,052)
Cash and cash equivalents at beginning of year	5,874	5,788	6,840
Cash and cash equivalents at end of year	$13,122	$5,874	$5,788

See independent auditor's report and accompanying notes to the consolidated financial statements.

Value Line, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Fiscal Years Ended April 30, 2016, 2015 and 2014
(in thousands, except share amounts)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2013	10,000,000	$1,000	$991	(123,572)	$(1,572)	$32,315	$251	$32,985

Net income						6,768		6,768
Change in unrealized gains on securities, net of taxes							(5)	(5)
Purchase of treasury stock				(58,499)	(550)			(550)
Dividends declared						(5,900)		(5,900)
Balance as of April 30, 2014	10,000,000	$1,000	$991	(182,071)	$(2,122)	$33,183	$246	$33,298

Dividends declared per share were $0.15 for each of the three months ending July 31, 2013, October 31, 2013, January 31, 2014 and April 30, 2014.

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2014	10,000,000	$1,000	$991	(182,071)	$(2,122)	$33,183	$246	$33,298

Net income						7,292		7,292
Change in unrealized gains on securities, net of taxes							(141)	(141)
Purchase of treasury stock				(8,433)	(122)			(122)
Dividends declared						(5,888)		(5,888)
Balance as of April 30, 2015	10,000,000	$1,000	$991	(190,504)	$(2,244)	$34,587	$105	$34,439

Dividends declared per share were $0.15 for each of the three months ending July 31, 2014, October 31, 2014, January 31, 2015 and April 30, 2015.

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Total
Balance as of April 30, 2015	10,000,000	$1,000	$991	(190,504)	$(2,244)	$34,587	$105	$34,439

Net income						7,291		7,291
Change in unrealized gains on securities, net of taxes							20	20
Purchase of treasury stock				(52,907)	(796)			(796)
Dividends declared						(6,354)		(6,354)
Balance as of April 30, 2016	10,000,000	$1,000	$991	(243,411)	$(3,040)	$35,524	$125	$34,600

Dividends declared per share were $0.16 for each of the three months ending July 31, 2015, October 31, 2015 and January 31, 2016 and $0.17 for the three months ended April 30, 2016.

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

Prior to December 23, 2010 (the "Restructuring Date"), VLI, through its direct subsidiary EULAV Asset Management LLC ("EAM LLC"), provided investment management services to the Value Line Mutual Funds ("Value Line Funds" or the "Funds"), institutions and individual accounts, and, through EAM LLC's subsidiary EULAV Securities, Inc. ("ESI"), provided distribution, marketing, and administrative services to the Value Line Funds. On December 23, 2010, the Company deconsolidated the asset management and mutual fund distribution subsidiaries and exchanged its controlling interest in these subsidiaries for a non-voting revenues interest and a non-voting profits interest in EULAV Asset Management Trust, a Delaware business statutory trust ("EAM" or "EAM Trust"), the successor to EAM LLC and the sole member of EULAV Securities LLC ("ES"), the successor to ESI, (the "Restructuring Transaction"). Pursuant to the EAM Declaration of Trust dated as of December 23, 2010 (the "EAM Trust Agreement"), VLI granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking System information to EAM for use in managing the Value Line Funds.

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

Value Line, Inc.

Notes to Consolidated Financial Statements

The Value Line Funds are open-end management companies registered under the Investment Company Act of 1940 (the "1940 Act"). Shareholder transactions for the Value Line Funds are processed each business day by the third party transfer agent of the Funds. Shares can be redeemed without advance notice upon request of the shareowners each day that the New York Stock Exchange is open. Prior to December 1, 2010, EAM LLC, in addition to managing the Value Line Funds, separately managed accounts of institutions and high net worth individuals for which it was paid advisory fees. EAM had no separately managed accounts as of April 30, 2016 or April 30, 2015. Assets within the separately managed accounts were held at third party custodians and were subject to the terms of the applicable advisory agreements and did not have any advance notice requirement for withdrawals.

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

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a "non-voting revenues interest" and a "non-voting profits interest" in EAM as defined in the EAM Trust Agreement. The non-voting revenues interest entitles the Company to receive a range of 41% to 55%, based on the amount of EAM’s adjusted gross revenues, excluding EULAV Securities' distribution revenues (“Revenues Interest”). The non-voting profits interest entitles the Company to receive 50% of EAM's profits, subject to certain limited adjustments as defined in the EAM Trust Agreement (“Profits Interest”). The Revenues Interest and at least 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line. Subsequent to the Restructuring Date, the Company's Revenues Interest in EAM excludes participation in the service and distribution fees of EAM's subsidiary EULAV Securities. The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting subsequent to the Restructuring Transaction. Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM's revenues and profits.

Valuation of Securities:

The Company's securities classified as cash equivalents and available-for-sale consist of shares of money market funds that invest primarily in short-term U.S. Government securities and investments in equities including ETFs and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC 820. The securities classified as available-for-sale reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders' equity. Realized gains and losses on sales of the securities classified as available-for-sale are recorded in earnings as of the trade date and are determined on the identified cost method.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

Value Line, Inc.

Notes to Consolidated Financial Statements

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$12,037	$-	$-	$12,037
Securities available-for-sale	3,637	-	-	3,637
	$15,674	$-	$-	$15,674

	As of April 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,272	$-	$-	$5,272
Securities available-for-sale	9,632	-	-	9,632
	$14,904	$-	$-	$14,904

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2016 and April 30, 2015, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2016, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2016 and April 30, 2015, cash equivalents included $12,037,000 and $5,272,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Expenses Related to Settlement:

The Company expenses all costs associated with a Fair Fund as incurred.

Note 2-Supplementary Cash Flow Information:

	Fiscal Years Ended April 30,
($ in thousands)	2016	2015	2014
State and local income tax payments	$188	$238	$114
Federal income tax payments to the Parent	$3,545	$3,366	$2,254

See Note 3-Related Party Transactions for tax amounts associated with Arnold Bernhard and Co., Inc. (“AB&Co.” or the "Parent").

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2016, were $2.2 billion, which is $128 million, or 5.4%, below total assets of $2.4 billion in the Value Line Funds managed by EAM at April 30, 2015.

Starting January 2015, the Value Line VIP Equity Advantage Fund was added to the Guardian Pro Series Variable Annuities. The fund is an open end fund that invests primarily in a basket of closed-end funds. EAM partnered with Worthington Capital Management, a $2 billion Memphis based investment adviser, to create and launch the Worthington Value Line Equity Advantage Fund which started in February 2015 and changed name to Worthington Value Line Dynamic Opportunity Fund in October 2015. The fund’s investment strategy is similar to VIP Equity Advantage Fund offered by Guardian. In June 2015, EAM added a new money market option, the Federated Government Obligations Fund, for the direct Value Line Funds’ shareholders to exchange into in place of the Daily Income Fund. In July 2015, Reich & Tang liquidated the Daily Income Fund.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and at least 90% of the Company's 50% interest in the residual profits of EAM which are payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 50.05%, 50.16%, 50.14% and 49.97% during the first, second, third and fourth quarters of fiscal 2016, respectively, and 49.18%, 49.63%, 49.80% and 49.87% during the first, second, third and fourth quarters of fiscal 2015, respectively.

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $1,750,000 and $1,951,000 at April 30, 2016 and April 30, 2015, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2016	2015	2014
Non-voting revenues interest in EAM	$7,211	$7,346	$6,767
Non-voting profits interest in EAM	440	624	732
	$7,651	$7,970	$7,499

Transactions with Parent:

During the fiscal years ended April 30, 2016 and April 30, 2015, the Company was reimbursed $164,000 and $171,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2016 or April 30, 2015.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2016, 2015, and 2014, the Company made payments to the Parent for federal income tax amounting to $3,545,000, $3,366,000, and $2,254,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2016, the Parent owned 88.5% of the outstanding shares of common stock of the Company.

Note 4-Investments:

Securities Available-for-Sale:

Investments held by the Company and its subsidiaries are classified as securities available-for-sale in accordance with FASB's ASC 320, Investments - Debt and Equity Securities. All of the Company's securities classified as available-for-sale were readily marketable or had a maturity of twelve months or less and are classified as current assets on the Consolidated Balance Sheets.

Value Line, Inc.

Notes to Consolidated Financial Statements

Equity Securities:

Equity securities classified as available-for-sale on the Consolidated Balance Sheets, consist of ETFs held for dividend yield that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.

As of April 30, 2016, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD) and PowerShares Financial Preferred ETF (PGF) was $3,445,000 and the fair value was $3,637,000. During the second quarter ended October 31, 2015, the Company made a decision to reduce its dividend paying ETF position and liquidate its non dividend paying inverse ETF positions. The liquidated portfolio of investments generated an annual dividend return averaging 3% annually during the years it was held. As of April 30, 2015 the aggregate cost of the equity securities classified as available-for-sale, which consisted of investments in the iShares Dow Jones Select Dividend Index (DVY), SPDR S&P Dividend (SDY), First Trust Value Line Dividend Index (FVD), PowerShares Financial Preferred (PGF), certain common shares of equity securities and inverse equity index ETFs, was $9,470,000, and the fair value was $9,632,000.

Proceeds from sales of equity securities classified as available-for-sale during the twelve months ended April 30, 2016 were $10,206,000 and the related capital gains of $224,000 and capital gain distributions of $105,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheet to the Consolidated Statement of Income. The increase in gross unrealized gains on equity securities classified as available-for-sale of $29,000, net of deferred taxes of $9,000 was included in Shareholders' Equity at April 30, 2016. The decreases in gross unrealized gains on equity securities classified as available-for-sale of $217,000, net of deferred taxes of $76,000, were included in Shareholders' Equity at April 30, 2015. There were capital gain distributions from certain ETFs of $105,000 and $57,000, respectively, during fiscal years 2016 and 2015. There were no sales or proceeds from sales of equity securities during the fiscal year ended April 30, 2015.

The carrying value and fair value of securities available-for-sale at April 30, 2016 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$3,445	$194	$(2)	$3,637

The carrying value and fair value of securities available-for-sale at April 30, 2015 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$101	$74	$-	$175
ETFs - equities	3,903	1,508	-	5,411
Inverse ETFs - equities	5,466	-	(1,420)	4,046
	$9,470	$1,582	$(1,420)	$9,632

Government Debt Securities (Fixed Income Securities):

Fixed income securities held from time to time consist of government debt securities issued by the United States federal government. There were no fixed income securities as of April 30, 2016 or April 30, 2015.

There were no sales or proceeds from maturities and sales of government debt securities classified as available-for-sale during the fiscal years ended April 30, 2016 or April 30, 2015.

Value Line, Inc.

Notes to Consolidated Financial Statements

Income from securities transactions was comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2016	2015	2014
Dividend income	$142	$157	$147
Interest income	-	3	5
Capital gain distribution from ETFs (1)	105	57	36
Exchange loss	(2)	(16)	-
Interest expense	-	-	(5)
Capital gains (2)	224	-	-
Other	8	(75)	(5)
Total income/(loss) from securities transactions and other, net	$477	$126	$178

(1) Capital gain distributions of $105,000 and $57,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2016 and 2015, respectively.

(2) Capital gains of $224,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2016.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Financial Statements. Realized gains and losses are recorded on the trade date in the Consolidated Statements of Income when securities are sold, mature or are redeemed. As of April 30, 2016 and April 30, 2015, gross unrealized gains of $192,000 and $162,000, net of deferred taxes of $68,000 and $57,000, respectively, are recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2016 and April 30, 2015, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $57,942,000 and $58,048,000, respectively.

The value of VLI’s investment in EAM at April 30, 2016 and April 30, 2015 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

Value Line, Inc.

Notes to Consolidated Financial Statements

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2016	2015	2014
Investment management fees earned from the Value Line Funds, net of waivers shown below	$14,548	$15,014	$14,452
12b-1 fees and other fees, net of waivers shown below	$5,669	$5,459	$5,061
Other income	$(14)	$34	$16
Investment management fee waivers and reimbursements (1)	$262	$192	$89
12b-1 fee waivers (1)	$1,071	$1,518	$1,683
Value Line’s non-voting revenues interest	$7,211	$7,346	$6,767
EAM's net income (2)	$880	$1,248	$1,464

(1) During fiscal 2016 and 2015 investment management fee waivers and reimbursements primarily related to one Value Line Mutual Fund and the 12b-1 fee waivers related to four and six of the Value Line Mutual Funds, respectively. Subsequent to April 30, 2015, EAM changed its money market option to the Federated Government Obligations Fund which was added as an option for the direct Value Line Funds’ shareholders to exchange into and is now available in place of the Daily Income Fund.

(2) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2016	2015
EAM's total assets	$60,292	$60,159
EAM's total liabilities (1)	(3,021)	(3,104)
EAM's total equity	$57,271	$57,055

(1) At April 30, 2016 and 2015, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,750,000 and $1,951,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2016	$60,292	$57,942	$-	$57,942
As of April 30, 2015	$60,159	$58,048	$-	$58,048

(1) Reported within Long Term Assets on Consolidated Balance Sheets.

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

	As of April 30,
($ in thousands)	2016	2015

Land	$726	$726
Building and leasehold improvements	5,190	5,037
Furniture and equipment	4,156	4,084
	10,072	9,847
Accumulated depreciation and amortization	(6,451)	(6,157)
Total property and equipment, net	$3,621	$3,690

Note 7-Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2016	2015	2014
Current tax expense (benefit):
Federal	$3,799	$3,197	$2,707
State and local	219	243	239
	4,018	3,440	2,946
Deferred tax expense (benefit):
Federal	(839)	(83)	572
State and local	(462)	(154)	(108)
	(1,301)	(237)	464
Income tax provision	$2,717	$3,203	$3,410

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset and deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2016	2015
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(68)	$(57)
Capital loss carryforward	86	-
Operating lease exit obligation	58	70
Deferred professional fees	77	34
Deferred charges	250	263
Total federal tax benefit	403	310

State and local tax benefits:
Other - deferred charges	29	46
Total state and local tax benefits	29	46
Deferred tax asset, short term	$432	$356

Value Line, Inc.

Notes to Consolidated Financial Statements

	Fiscal Years Ended April 30,
($ in thousands)	2016	2015
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,679	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	1,812	2,435
Other	8	401
Total federal tax liability	18,880	19,896

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,704	1,970
Deferred non-cash post-employment compensation	(60)	(69)
Depreciation and amortization	174	271
Deferred professional fees	(15)	(4)
Total state and local tax liabilities	1,803	2,168
Deferred tax liability, long term	$20,683	$22,064

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

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2016, 2015 and 2014 were 27.15%, 30.52% and 33.50%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2016 is primarily attributable to the effect of the reduction in the allocation factors on the state and local deferred tax liability (primarily the gain on deconsolidation of EAM), reversal of excess income tax accruals established in past years that were resolved upon completion of the prior NYC and IRS audits and an increase in the domestic production tax credits. The decrease in the effective income tax rate during fiscal 2014 is attributable to the lower percentage of income subject to state and local income taxes and a favorable settlement of a local income tax audit. The fluctuation in the effective income tax rate during fiscal 2015 is primarily attributable to the write-off of the tax basis of goodwill.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Fiscal Years Ended April 30,
	2016	2015	2014
U.S. statutory federal rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	-3.39%	-0.15%	0.84%
Effect of dividends received deductions	-0.41%	-0.40%	-0.33%
Write off goodwill	-	-1.62%	-
Domestic production tax credit	-0.33%	-0.44%	-0.58%
Other, net	-3.72%	-1.87%	-1.43%
Effective income tax rate	27.15%	30.52%	33.50%

The Company believes that, as of April 30, 2016, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability/(benefit) as if it filed a separate return.

The Company's federal income tax returns (included in the Parent's consolidated returns) and state and city tax returns for fiscal years 2014, 2013 and 2012, are subject to examination by the tax authorities, generally for three years after they were filed with the tax authorities. The Company has favorably concluded certain tax audits during the third quarter of fiscal 2016 that have provided the recognition of tax benefits resulting from a favorable outcome. The Company’s tax returns for the fiscal years ended April 30, 2013 and 2012 were examined by New York City (NYC). The Company settled NYS sales tax audit and NYC tax audit with no material impact on the financial statements.

Value Line, Inc.

Notes to Consolidated Financial Statements

Note 8-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2016, 2015 and 2014, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $473,000, $422,000 and $373,000, respectively.

Note 9-Lease Commitments:

On February 7, 2013, the Company and Citibank, N.A. (the “Sublandlord”) entered into a sublease agreement, pursuant to which Value Line has leased approximately 44,493 square feet of office space located on the ninth floor at 485 Lexington Ave., New York, NY (“Building” or “Premises”) beginning on July 1, 2013 and ending on February 27, 2017 ("Sublease"). On August 16, 2013, the Company moved to the Building which became its new corporate office facility. Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which is to be partially returned over the course of the sublease term. In March 2015 and March 2016 the Company received $122,355 each year from sublandlord. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The Sublease terms have provided for a significant decrease in the Company’s annual rental expenses. The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first six months of the sublease.

On February 29, 2016, the Company’s subsidiary Value Line Distribution Center (“VLDC”) and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC will lease approximately 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Building” or “Premises”) beginning on or about May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease will be $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the Lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.

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
$2,939

For the fiscal years ended April 30, 2016, 2015 and 2014, rental expenses were $1,268,000, $1,268,000 and $2,213,000, respectively. The rental expenses during fiscal 2014 included additional one time overlapping rent of $771,000 for the previously occupied office facilities during the short term lease extension which ended September 15, 2013. The additional rent was offset by a significant decrease in the Company’s annual rental expenses for the New York City office facility under the sublease terms between Value Line, Inc. and Citibank.

Note 10-Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, no single customer accounted for a significant portion of the Company's sales in fiscal 2016, 2015 or 2014, nor its accounts receivable as of April 30, 2016 or 2015.

Note 11-Comprehensive Income:

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

Value Line, Inc.

Notes to Consolidated Financial Statements

As of April 30, 2016 and April 30, 2015, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Balance Sheets. Additionally, as of April 30, 2015, the Company held non-leveraged ETFs, classified as securities available-for-sale, whose performance inversely corresponds to the market value changes of investments in other ETF securities held in the equity portfolio for dividend yield. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2016 are as follows:

	Fiscal Year Ended April 30, 2016
($ in thousands)	Amount Before Tax	Tax Expense/ (Benefit)	Amount Net of Tax
Change in unrealized gains on securities	$(300)	$106	$(194)
Less: Gains realized in net income	329	(115)	214
	$29	$(9)	$20

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2015 are as follows:

	Fiscal Year Ended April 30, 2015
($ in thousands)	Amount Before Tax	Tax Expense/ (Benefit)	Amount Net of Tax
Change in unrealized gains on securities	$(274)	$96	$(178)
Less: Gains realized in net income	57	(20)	37
	$(217)	$76	$(141)

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2014 are as follows:

	Fiscal Year Ended April 30, 2014
($ in thousands)	Amount Before Tax	Tax Expense/ (Benefit)	Amount Net of Tax
Change in unrealized gains on securities	$(44)	$15	$(29)
Less: Gains realized in net income	36	(13)	23
	$(8)	$3	$(5)

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

The Company capitalized $1,681,000 and $2,422,000 related to the development of software for internal use for the twelve months ended April 30, 2016 and 2015, respectively, of which $1,680,000 and $2,414,000 related to development costs for the digital production software project and $1,000 and $8,000 related to a new fulfillment system, respectively. Total capitalized software includes $1,250,000 and $1,692,000 of internal costs to develop software and $431,000 and $730,000 of third party programmers' costs for the years ended April 30, 2016 and April 30, 2015, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 3 to 5 years. Total amortization expenses for the years ended April 30, 2016, 2015 and 2014 were $3,520,000, $2,421,000, and $1,812,000, respectively. Amortization expense in fiscal 2016 included an increase of $1,239,000 of production expenses attributable to additional accelerated amortization of internally developed software costs related to the cessation of software development for certain data galleries. Amortization expense in fiscal 2015 included accelerated write-off of $138,000 related to obsolete software.

Value Line, Inc.

Notes to Consolidated Financial Statements

Note 13-Treasury Stock and Repurchase Program:

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

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2013 (1)	123,572	$1,572	$12.72	$2,818
Purchases effected in open market (2)	58,499	$550	$9.41	$2,268
Balance as of April 30, 2014	182,071	$2,122	$11.65	$2,268
Purchases effected in open market (2)	8,433	$122	$14.47	$2,146
Balance as of April 30, 2015	190,504	$2,244	$11.78	$2,146
Purchases effected in open market (2)	52,907	$796	$15.05	$1,350
Balance as of April 30, 2016	243,411	$3,040	$12.49	$1,350

(1) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012; 18,400 shares were acquired prior to the repurchase program authorized in January 2011.

(2) Were acquired during the $3 million repurchase program authorized in September 2012.

Note 14-Copyright Data Fees:

During the twelve months ended April 30, 2016, copyright data fees of $2,621,000 were 7.9% below fiscal 2015. As of April 30, 2016, total third party sponsored assets were attributable to three contracts for copyright data representing $1.8 billion in various products, as compared to four contracts for copyright data representing $2.3 billion in assets at April 30, 2015. The value of assets managed by third party sponsors was affected by reassigning assets in their portfolios to a management approach independent of Value Line’s copyright data program effective April 2015. The Company has retained our highest-fee client.

Note 15-Business Segments:

Prior to December 23, 2010, (the Restructuring Transaction date), the Company operated two reportable business segments: (1) Publishing and (2) Investment Management. The Publishing segment, the Company's only reportable segment subsequent to the Restructuring Transaction date, produces investment periodicals and related publications (retail and institutional) in both print and digital form, and includes copyright data fees for the Value Line Proprietary Ranking System information and other proprietary information.

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

Quarterly Results (Unaudited)

($ in thousands, except per share amounts)

	Net Revenues	Income/ (Loss) from Operations	Revenues and Profits Interests in EAM Trust	Income/ (Loss) From Securities Trans. and Other, net	Net Income	Earnings Per Share

2016, by Quarter
First	$8,832	$959	$2,042	$51	$2,119	$0.22
Second	8,637	826	1,940	31	1,992	0.20
Third	8,599	557	1,919	133	1,913	0.20
Fourth*	8,478	(462)	1,750	262	1,267	0.13
Total	$34,546	$1,880	$7,651	$477	$7,291	$0.75

2015, by Quarter
First	$9,070	$1,062	$2,022	$41	$2,036	$0.21
Second	9,261	1,046	1,949	66	1,982	0.20
Third	8,863	851	2,024	96	2,177	0.22
Fourth**	8,329	(560)	1,975	(77)	1,097	0.11
Total	$35,523	$2,399	$7,970	$126	$7,292	$0.74

2014, by Quarter
First	$8,952	$469	$1,769	$38	$1,445	$0.15
Second	9,013	646	1,854	34	1,616	0.16
Third	9,274	1,008	1,974	70	2,026	0.21
Fourth	9,092	378	1,902	36	1,681	0.17
Total	$36,331	$2,501	$7,499	$178	$6,768	$0.69

* During the fourth quarter ended April 30, 2016, the Company’s loss from operations of $462,000 was the result of accelerated amortization related to the cessation of software development for certain data galleries.

** During the fourth quarter ended April 30, 2015, the Company’s loss from operations of $560,000 was the result of 12 weeks of print revenues recorded in the fourth quarter of fiscal 2015 as compared to 13 weeks recorded in the fourth quarter of fiscal 2014, accelerated write-off of $138,000 related to obsolete software and an additional direct mail campaign in the fourth quarter of fiscal 2015

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2016, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding the Company’s internal control over financial reporting. Under applicable SEC rules, no such attestation report by the Company's registered public accounting firm is required.

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2016 and Principal Occupation	Director Since

Howard A. Brecher* (62). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer; Vice President and Secretary of the Company from prior to 2005 until January 2010; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. since prior to 2005.

Mr. Brecher has been an officer of the Company for more than 20 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

1992
Stephen P. Davis (64). Deputy Commissioner, New York City Police Department (“NYPD”), since January, 2014. Managing Member, Davis Investigative Group, LLC from 2001 to 2013. Mr. Davis serves as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He successfully managed his own business servicing the financial services industry and other clients for more than 11 years.	2010
Alfred R. Fiore (60). Retired Chief of Police, Westport, CT. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT from 2004 to 2011 and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (59). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012
Stephen R. Anastasio* (57). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 25 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (66). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for more than 20 years.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

(b)	The information pertaining to executive officers of the Company is set forth in Part I, Item I, subsection J under the caption "Executive Officers of the Registrant" of this Form 10-K.

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

Procedures for Shareholders to Nominate Directors

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 and 5. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2016, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2016.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2016 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	88.5%
485 Lexington Avenue
New York, NY 10017

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2016, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard A. Brecher	1,200	*
Stephen R. Anastasio	500	*
Glenn J. Muenzer	200	*
Stephen P. Davis	200	*
Alfred R. Fiore	300	*
Mary Bernstein	200	*
All directors and executive officers as a group (6 persons)	2,600	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 88.5% of the outstanding shares of the Company’s common stock as of April 30, 2016, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2016 and April 30, 2015, the Company was reimbursed $164,000 and $171,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2016 or April 30, 2015. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2015 and 2014, the Company made payments to AB&Co. for federal income taxes amounting to $3,545,000 and $3,366,000, respectively.

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

During the twelve months ended April 30, 2016 and April 30, 2015, the Company recorded revenues of $7,651,000 and $7,970,000, respectively, consisting of $7,211,000 and $7,346,000, from its non-voting revenues interest in EAM and $440,000 and $624,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2014, the Company recorded revenues of $7,499,000, consisting of $6,767,000, from its non-voting revenues interest in EAM and $732,000, from its non-voting profits interest in EAM.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $1,750,000 and $1,951,000 at April 30, 2016 and April 30, 2015, respectively, for the unpaid portion of Value Line’s non-voting revenues and profits interests. The non-voting revenues interest due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2016 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees paid to the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2016	2015
Audit fees	$148,000	$144,850
Audit-related fees	31,700	6,625
Tax-related fees	137,395	105,568
Total	$317,095	$257,043

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees the Company paid Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2016 and 2015 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company's Board of Directors approves all services provided by Horowitz & Ullmann, P.C., prior to the provision of those services. The Audit Committee has not adopted any specific pre-approval policies and procedures.

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

10.6(a)	Agreement of Lease, dated as of February 29, 2016, between the Company’s subsidiary, VLDC and SPG 205 Chubb Ave., Lyndhurst, NJ, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 filed with the SEC on March 11, 2016.

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 filed with the SEC on March 24, 2011.

21	List of subsidiaries of Value Line, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2016. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

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

Dated: July 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer

Glenn Muenzer

Director

/s/ Stephen P. Davis

Stephen Davis

Director

/s/ Alfred R. Fiore

Alfred Fiore

Director

/s/ Mary Bernstein

Mary Bernstein

Director

Dated: July 15, 2016