Form 10-Q
period 2016-07-31
VALUE LINE INC
filed 2016-09-09
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

Yes [X] No [  ]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)”.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 25, 2016

Common stock, $0.10 par value	9,721,725 Shares

VALUE LINE INC.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	July 31,	April 30,
	2016	2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $19,846 and $12,037, respectively)	$21,395	$13,122
Securities available-for-sale	3,875	3,637
Accounts receivable, net of allowance for doubtful accounts of $21 and $22, respectively	1,482	1,254
Prepaid and refundable income taxes	51	126
Prepaid expenses and other current assets	1,512	1,381
Deferred income taxes	96	432
Total current assets	28,411	19,952

Long term assets:
Investment in EAM Trust	58,123	57,942
Property and equipment, net	623	3,621
Capitalized software and other intangible assets, net	3,890	4,992
Total long term assets	62,636	66,555

Total assets	$91,047	$86,507

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,905	$2,669
Accrued salaries	1,136	1,066
Dividends payable	1,653	1,659
Accrued taxes on income	3,617	388
Unearned revenue	19,316	20,516
Total current liabilities	27,627	26,298

Long term liabilities:
Unearned revenue	4,283	4,926
Deferred income taxes	20,213	20,683
Total long term liabilities	24,496	25,609
Total liabilities	52,123	51,907

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	40,229	35,524
Treasury stock, at cost (276,125 and 243,411 shares, respectively)	(3,575)	(3,040)
Accumulated other comprehensive income, net of tax	279	125
Total shareholders' equity	38,924	34,600

Total liabilities and shareholders' equity	$91,047	$86,507

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended
	July 31,
	2016	2015

Revenues:
Investment periodicals and related publications	$7,650	$8,184
Copyright data fees	871	648
Total publishing revenues	8,521	8,832
Gain on sale of operating facility	8,123	-
Total revenues	16,644	8,832

Expenses:
Advertising and promotion	908	984
Salaries and employee benefits	3,908	3,779
Production and distribution	2,474	1,965
Office and administration	1,217	1,145
Total expenses	8,507	7,873
Income from operations	8,137	959

Revenues and profits interests in EAM Trust	1,916	2,042
Income from securities transactions, net	33	51
Income before income taxes	10,086	3,052
Income tax provision	3,728	933
Net income	$6,358	$2,119

Earnings per share, basic & fully diluted	$0.65	$0.22

Weighted average number of common shares	9,739,355	9,803,734

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended
	July 31,
	2016	2015

Net income	$6,358	$2,119

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	154	(92)
Other comprehensive income (loss)	154	(92)
Comprehensive income	$6,512	$2,027

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net income	$6,358	$2,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,449	710
Non-voting revenues interest in EAM Trust	(1,787)	(1,902)
Non-voting profits interest in EAM Trust	(129)	(140)
Realized gain on sale of operating facility	(8,123)	-
Deferred income taxes	(174)	(163)
Deferred rent	(50)	(50)
Other, net	(15)	(15)
Changes in operating assets and liabilities:
Unearned revenue	(1,843)	(975)
Accounts payable & accrued expenses	(714)	(98)
Accrued salaries	70	(7)
Accrued taxes on income	3,185	1,001
Prepaid and refundable income taxes	75	1
Prepaid expenses and other current assets	(131)	177
Accounts receivable	(228)	34
Total adjustments	(8,415)	(1,427)
Net cash provided by (used in) operating activities	(2,057)	692

Cash flows from investing activities:
Purchases of securities classified as available-for-sale	-	(138)
Distributions received from EAM Trust	1,750	1,951
Proceeds from sale of operating facility	11,555	-
Acquisition of property and equipment	(515)	-
Expenditures for capitalized software	(266)	(518)
Net cash provided by investing activities	12,524	1,295

Cash flows from financing activities:
Purchase of treasury stock at cost	(535)	(166)
Dividends paid	(1,659)	(1,472)
Net cash used in financing activities	(2,194)	(1,638)
Net change in cash and cash equivalents	8,273	349
Cash and cash equivalents at beginning of year	13,122	5,874
Cash and cash equivalents at end of period	$21,395	$6,223

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2016

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2016	10,000,000	$1,000	$991	(243,411)	$(3,040)	$35,524	$125	$34,600

Net income						6,358		6,358
Change in unrealized gains on securities, net of taxes							154	154
Purchase of treasury stock				(32,714)	(535)			(535)
Dividends declared						(1,653)		(1,653)
Balance at July 31, 2016	10,000,000	$1,000	$991	(276,125)	$(3,575)	$40,229	$279	$38,924

Dividends declared per common share were $0.17 for the three months ending July 31, 2016.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2015

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2015	10,000,000	$1,000	$991	(190,504)	$(2,244)	$34,587	$105	$34,439

Net income						2,119		2,119
Change in unrealized gains on securities, net of taxes							(92)	(92)
Purchase of treasury stock				(12,237)	(166)			(166)
Dividends declared						(1,568)		(1,568)
Balance at July 31, 2015	10,000,000	$1,000	$991	(202,741)	$(2,410)	$35,138	$13	$34,732

Dividends declared per common share were $0.16 for the three months ending July 31, 2015.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2016

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

The Consolidated Condensed Balance Sheets as of July 31, 2016 and April 30, 2016, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016 filed with the SEC on July 15, 2016 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

July 31, 2016

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$19,846	$-	$-	$19,846
Securities available-for-sale	3,875	-	-	3,875
	$23,721	$-	$-	$23,721

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2016

(Unaudited)

	As of April 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$12,037	$-	$-	$12,037
Securities available-for-sale	3,637	-	-	3,637
	$15,674	$-	$-	$15,674

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2016 and April 30, 2016, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of July 31, 2016, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2016 and April 30, 2016, cash equivalents included $19,846,000 and $12,037,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

As of July 31, 2016 and April 30, 2016, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF) and Proshares Trust S&P 500 Dividend (NOBL) was $3,445,000, and the fair value was $3,875,000 and $3,637,000, respectively.

There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2016 and July 31, 2015. The increase in gross unrealized gains on equity securities classified as available-for-sale of $238,000, net of deferred taxes of $84,000 was included in Shareholders' Equity at July 31, 2016. The decrease in gross unrealized gains on equity securities classified as available-for-sale of $142,000, net of deferred taxes of $50,000 was included in Shareholders' Equity at July 31, 2015.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of July 31, 2016 and April 30, 2016, accumulated other comprehensive income included unrealized gains of $430,000 and $192,000, net of deferred taxes of $151,000 and $67,000, respectively.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2016

(Unaudited)

The carrying value and fair value of securities available-for-sale at July 31, 2016 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$3,445	$430	$-	$3,875

The carrying value and fair value of securities available-for-sale at April 30, 2016 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$3,445	$194	$(2)	$3,637

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2016	2015
Dividend income	$24	$43
Interest income	-	-
Other	9	8
Total income from securities transactions, net	$33	$51

Investment in Unconsolidated Entities:

Equity Method Investment:

As of July 31, 2016 and April 30, 2016, the Company's investment in EAM Trust, on the Consolidated Condensed Balance Sheets was $58,123,000 and $57,942,000, respectively.

The value of VLI’s investment in EAM at July 31, 2016 and April 30, 2016 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements. EAM did not record any impairment losses for its assets during the fiscal years 2017 or 2016.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2016

(Unaudited)

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2016	2015
Investment management fees earned from the Value Line Funds, net of fee waivers	$3,637	$3,838
12b-1 fees and other fees, net of fee waivers	$1,443	$1,396
Other income (loss)	$63	$(9)
Investment management fee waivers (1)	$81	$47
12b-1 fee waivers (1)	$233	$371
Value Line’s non-voting revenues interest	$1,787	$1,902
EAM's net income (2)	$258	$280

(1) During fiscal 2017 and 2016 investment management fee waivers primarily related to the Value Line Core Bond Fund and the 12b-1 fee waivers related to four of the Value Line Mutual Funds.

(2) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2016	2016
	(unaudited)
EAM's total assets	$60,955	$60,292
EAM's total liabilities (1)	(3,627)	(3,021)
EAM's total equity	$57,328	$57,271

(1) At July 31, 2016 and April 30, 2016, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues, interest and the 90% distributable share of its non-voting profits interest of $1,903,000 and $1,750,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2016 (unaudited)	$60,955	$58,123	$-	$58,123
As of April 30, 2016	$60,292	$57,942	$-	$57,942

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2016

(Unaudited)

Note 4 - Supplementary Cash Flow Information:

	Three Months Ended July 31,
($ in thousands)	2016	2015
State and local income tax payments	$375	$93
Federal income tax payments to the Parent	$268	$-

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2016 and July 31, 2015, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $108,000 and $100,000, respectively.

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

As of July 31, 2016 and July 31, 2015, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2016 are as follows:

($ in thousands)	Amount Before Tax	Tax Benefit	Amount Net of Tax
Change in unrealized gains on securities	$238	$(84)	$154

	$238	$(84)	$154

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2015 are as follows:

($ in thousands)	Amount Before Tax	Tax Provision	Amount Net of Tax
Change in unrealized gains on securities	$(142)	$50	$(92)

	$(142)	$50	$(92)

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2016, were $2.32 billion, 1.4% below total assets of $2.35 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2015.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.45% during the first quarter of fiscal 2017 and 50.05% during the first quarter of fiscal 2016.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2016

(Unaudited)

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

	Three Months Ended July 31,
($ in thousands)	2016	2015
Non-voting revenues interest in EAM	$1,787	$1,902
Non-voting profits interest in EAM	129	140
	$1,916	$2,042

At July 31, 2016, the Company's investment in EAM includes a receivable of $1,903,000 representing the quarterly distribution of 100% of the non-voting revenues share and 90% of its non-voting profits share.

Transactions with Parent:

During the three months ended July 31, 2016 and July 31, 2015, the Company was reimbursed $84,000 and $31,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2016 and April 30, 2016.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $268,000 to the Parent during the three months ended July 31, 2016. The Company made no federal tax payments to the Parent during the three months ended July 31, 2015.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of July 31, 2016, the Parent owned 88.8% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2016	2015
Current tax expense:
Federal	$3,577	$1,024
State and local	325	72
Current tax expense	3,902	1,096
Deferred tax expense (benefit):
Federal	(189)	(12)
State and local	15	(151)
Deferred tax expense (benefit):	(174)	(163)
Income tax provision	$3,728	$933

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2016

(Unaudited)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset and deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2016	2016
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(239)	$(68)
Capital loss carryforward	-	86
Operating lease deferred obligation	41	58
Deferred professional fees	17	77
Deferred charges	249	250
Total federal tax benefit	68	403

State and local tax benefits:
Other	28	29
Total state and local tax benefits	28	29
Deferred tax asset, short term	$96	$432

	July 31,	April 30,
($ in thousands)	2016	2016
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,726	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	1,454	1,812
Other	(120)	8
Total federal tax liability	18,441	18,880

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,702	1,704
Deferred non-cash post-employment compensation	(60)	(60)
Depreciation and amortization	140	174
Other	(10)	(15)
Total state and local tax liabilities	1,772	1,803
Deferred tax liability, long term	$20,213	$20,683

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full fiscal year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2016 and July 31, 2015 were 36.96% and 30.57%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction and partially to the effect from the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), and the dividend received deduction.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2016	2015
U.S. statutory federal tax rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	1.99%	-3.57%
Effect of dividends received deductions	-0.06%	-0.32%
Domestic production tax credit	0.00%	-0.63%
Other, net	0.03%	0.09%
Effective income tax rate	36.96%	30.57%

The Company believes that, as of July 31, 2016, there were no material uncertain tax positions that would require disclosure to GAAP.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2016

(Unaudited)

The Company is included in the consolidated federal income tax return of the Parent, and beginning with the fiscal year ended April 30, 2017, will file combined tax returns with the Parent on a unitary basis in certain states as a result of changes in state tax regulations.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2013 through 2016, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities. The Company favorably concluded certain tax audits during the third quarter of fiscal 2016 that provided the recognition of tax benefits resulting from a favorable outcome. The Company is presently engaged in a state tax audit, but does not expect it to have a material effect on the financial statements.

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

	July 31,	April 30,
($ in thousands)	2016	2016
Land	$-	$726
Building and leasehold improvements	324	5,190
Furniture and equipment	3,641	4,156
	3,965	10,072
Accumulated depreciation and amortization	(3,342)	(6,451)
Total property and equipment, net	$623	$3,621

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

The Company capitalized $266,000 and $518,000 related to the development of software for internal use for the three months ended July 31, 2016 and 2015, respectively. Capitalized software includes $155,000 and $375,000 of internal costs to develop software and $111,000 and $143,000 of third party programmers' costs for the three months ended July 31, 2016, and July 31, 2015, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 3 to 5 years. Total amortization expenses for the three months ended July 31, 2016 and July 31, 2015, were $1,368,000 and $635,000, respectively.

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2016 (1)(2)	243,411	$3,040	$12.49	$1,350
Purchases effected in open market during the quarters ended:
May 31, 2016 (2)	7,820	$132	$16.90	$1,218
June 30, 2016 (2)	19,539	$313	$16.05	$905
July 31, 2016 (2)	5,355	$90	$16.85	$815
Balance as of July 31, 2016	276,125	$3,575	$12.95	$815

(1) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012; 18,400 shares were acquired prior to January 2011.

(2) Were acquired during the $3 million repurchase program authorized in September 2012.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2016

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

On February 29, 2016, the Company’s subsidiary Value Line Distribution Center (“VLDC”) and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased approximately 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Building” or “Premises”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the Lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.

The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease.

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	($ in thousands)

2018	199
2019	204
2020	211
2021	217
2022 and thereafter	691
$1,522

For the three months ended July 31, 2016 and 2015, rental expenses were $365,000 and $317,000, respectively.

Note 13 - Gain on Sale of Operating Facility:

On July 29, 2016, Value Line closed the sale of its 85,000 sq ft distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received net proceeds of $11,555,000 and reported an increment to net profits after tax for the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were recently relocated to an alternative 24,000 sq ft leased facility. (See Note 12 here to.)

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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2016; and other risks and uncertainties arising from time to time.

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

Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.45% during the first quarter of fiscal 2017 and 50.05% during the first quarter of fiscal 2016.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

The nation's economy tuned in an uninspiring performance during the first half of this calendar year, with the U.S. gross domestic product gaining a scant 0.8% and 1.1%, respectively, during the first two quarters. In all, weak levels of business fixed investment (mostly from declining energy sector capital spending), selective weakness in government spending, and a further slide in worker productivity combined to largely offset another solid showing by consumers, who continued to spend at a reasonably good pace.

Looking out to the balance of the second calendar half, we are seeing reasonably decent levels of job creation, a modest pickup in wage growth, and a stable labor force participation rate. Such gradual improvement in the employment situation, along with ongoing resilience in housing, and additional likely gains in consumer spending should more than offset what are expected to be further struggles in business capital investment. The generally brighter outlook should help GDP expand by 2%, or more, in the third and fourth quarters. Thereafter, we would look for further gains, within the confines of what figures to remain a modest, albeit durable, business expansion.

Meanwhile, the global outlook is unsettled. Heading the list of problems off shore are the uncertain growth prospects in China (where that nation's maturing economy will almost certainly lead to progressively slower rates of growth), a poorly defined outlook in Europe (based on the recent vote by the United Kingdom to exit the European Union and other factors), and recurring bouts of violence and political unrest in the fractious, but oil rich, Middle East.

Finally, there are questions on the home front, headed by the fast-approaching Presidential election and the uncertain long-term approach by the Federal Reserve. Both are on the minds of investors. How these domestic and global issues are resolved will go a long way toward sustaining or reversing some of the continuing bull market gains.

Results of Operations for the Three Months Ended July 31, 2016 and July 31, 2015

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2016	2015	Change
Income from operations	$8,137	$959	748.5%
Revenues and profits interests from EAM Trust	$1,916	$2,042	-6.2%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$10,053	$3,001	235.0%
Gain on sale of operating facility (included in operating income)	$8,123	-	n/a
Operating expenses	$8,507	$7,873	8.1%
Income from securities transactions, net	$33	$51	-35.3%
Income before income taxes	$10,086	$3,052	230.5%
Net income	$6,358	$2,119	200.0%
Earnings per share	$0.65	$0.22	195.5%

During the three months ended July 31, 2016, the Company’s net income of $6,358,000, or $0.65 per share, was $4,239,000 or 200% above net income of $2,119,000, or $0.22 per share, for the three months ended July 31, 2015. During the three months ended July 31, 2016 there were 9,739,355 average common shares outstanding as compared to 9,803,734 average common shares outstanding during the three months ended July 31, 2015. Income from operations of $8,137,000 for the three months ended July 31, 2016 which included additional depreciation and amortization expense of $739,000 was $7,178,000 above income from operations of $959,000 for the three months ended July 31, 2015. During the first quarter of fiscal 2017 both net income and income from operations included a pre-tax gain of $8,123,000 from the sale of the Company's operating facility for which it received proceeds of $11,555,000 on July 29, 2016. The fulfillment and mailing operations housed within the facility were relocated to a leased facility within close proximity.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2016	2015	Change
Investment periodicals and related publications:
Print	$3,602	$4,212	-14.5%
Digital	4,048	3,972	1.9%
Total investment periodicals and related publications	7,650	8,184	-6.5%
Copyright data fees	871	648	34.4%
Gain on sale of operating facility	8,123	-	n/a

Total operating revenues	$16,644	$8,832	88.5%

During the three months ended July 31, 2016 total publishing revenues from investment periodicals and related publications excluding copyright data fees were $7,650,000, which is 6.5% below the total publishing revenues excluding copyright data fees of $8,184,000 during the three months ended July 31, 2015. During the first quarter ended July 31, 2016, the Company’s decrease in the publishing revenues was the result of 13 weeks of print revenues recorded in the first quarter of fiscal 2017 as compared to 14 weeks recorded in the first quarter of fiscal 2016.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales associated with print and digital subscriptions.

  Sources of subscription sales

	Three Months Ended July 31,
	2016		2015
	Print	Digital	Print	Digital
New Sales	14.9%	18.3%	11.0%	28.6%
Conversion and Renewal Sales	85.1%	81.7%	89.0%	71.4%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2016 new sales of print publications increased as a percent of the total gross print sales while conversion and renewal sales of print orders decreased from the prior fiscal year as a result of a slower decline in new print sales orders. New sales of digital publications decreased as a percent of the total gross digital sales as a result of less aggressive promotion to first-time customers at introductory prices. Conversion and renewal sales of digital orders increased over the prior fiscal year outpacing the decrease in new sales of digital orders as a result of increased efforts by our in-house Retail and Institutional Sales departments.

	As of July 31,	As of April 30,	As of July 31,	Change

($ in thousands)	2016	2016	2015	July-16 vs. Apr-16	July-16 vs. July-15
Unearned subscription revenue (current and long term liabilities)	$23,599	$25,442	$25,072	-7.2%	-5.9%

Unearned subscription revenue as of July 31, 2016 is 5.9% below July 31, 2015 and is 7.2% below April 30, 2015. The decline from April 30, 2016, reflects both curtailed advertising for order generation and the fact that April 30th is the usual annual peak. Further, a certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $7,650,000 decreased $534,000, or 6.5%, for the three months ended July 31, 2016, as compared to the prior fiscal year. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at July 31, 2016 was 6.1% below total product line circulation at July 31, 2015. The Company has been successful in growing revenues from digitally-delivered investment periodicals within the institutional market. Institutional Sales generated total sales orders of $2,762,000 for the three months ended July 31, 2016 which were 1%, above comparable total sales orders for the three months ended July 31, 2015. This growth continues a positive trend for Institutional Sales. We have also benefited from “converting” some customers from retail to the more robust professional priced services.

Digital publications revenues of $4,048,000 during the three months ended July 31, 2016 were $76,000 or 1.9% above the prior fiscal year. Revenues from institutional digital publications increased 3% as compared to the prior fiscal year. Digital publications revenues from retail subscribers decreased 1.0% as compared to the prior fiscal year.

Print publication revenues of $3,602,000 decreased $610,000 or 14.5% for the three months ended July 31, 2016 as compared to the prior fiscal year. Revenues from institutional print publications increased 3.3% while print publications revenues from retail subscribers decreased 17.1% for the three months ended July 31, 2016, as compared to the prior fiscal year. This includes the effect of 13 weeks of print revenues recorded in the first quarter of fiscal 2017 versus 14 weeks recorded in the first quarter of fiscal 2016. Total print circulation at July 31, 2016 was 9.3% below total print circulation at July 31, 2015.

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

Value Line serves primarily individual and professional investors in stocks who pay, primarily on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research including a period of intensive promotion of “starter” services and publications.

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. For the six month periods ended July 31, 2016, the combined Ranking System “Rank 1 & 2” stocks’ increase of 17.0% outperformed the S&P 500 Index’s increase of 15.8% during the comparable period. For the twelve month period ended July 31, 2016, the combined Ranking System “Rank 1 & 2” stocks’ increase of 5.3% was slightly ahead of the S&P 500 Index’s increase of 5.1% during the comparable period.

During the three months ended July 31, 2016, copyright data fees of $871,000 were 34.4% above the prior fiscal year. As of July 31, 2016, total third party sponsored assets were attributable to three contracts for copyright data representing $2.4 billion in various products, as compared to four contracts for copyright data representing $1.3 billion in assets at July 31, 2015.

The Company believes this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, on competition and on fluctuations in segments of the equity markets. Management is pursuing potential channels for the copyright data products, including Ranking System-based concepts as well as other proprietary quantitative models.

Gain on sale of operating facility

On July 29, 2016, Value Line closed the sale of its 85,000 sq ft distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received proceeds of $11,555,000 and reported an increment to net profits after tax for the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were recently relocated to an alternative 24,000 sq ft leased facility.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2016, were $2.32 billion, which is $32 million, or 1.4%, below total assets of $2.35 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2015, reflecting market depreciation and the net redemptions over the past twelve months ended July 31, 2016.

The largest decline of $33 million was in the Guardian channel. Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold. The two funds consequently continue to experience net redemptions.

Value Line Mutual Funds

	As of July 31,
($ in millions)	2016	2015	Change
Variable annuity assets ("GIAC")	$410	$443	-7.4%
All other open end equity and hybrid fund assets	1,764	1,755	0.5%
Total equity and hybrid funds	2,174	2,198	-1.1%
Fixed income funds	141	149	-5.4%
Total EAM managed net assets	$2,315	$2,347	-1.4%

The Daily Income Fund managed by Reich & Tang Asset Management LLC was liquidated on July 29, 2015. In fiscal 2016 and 2017 the Value Line Fund shareholders were provided a money market fund alternative investment managed by Federated Government Obligations Fund.

EAM has successfully broadened distribution, particularly within the Adviser/IBD channel. Over the past year, more than 500 financial advisers purchased Value Line Funds’ shares for their clients for the first time, with over 3,000 advisers’ clients now owning a Value Line Fund.

Starting fiscal 2016 the Core Bond Fund was modified to no longer waive 12b-1 fees, but to cap the overall fund’s expense ratio, 12b-1 fee waivers were removed on the Asset Allocation Fund, and also a portion of the 12b-1 waivers were removed on the SAM and Centurion Funds.

In November 2015 four funds: the Small Cap Opportunities Fund, the Larger Companies Focused Fund, the Asset Allocation Fund, and the Income and Growth Fund launched a new Institutional Class of shares. With the creation of institutional shares EAM has the opportunity to place the Value Line Mutual Funds on distribution platforms that offer exclusively those funds shares that have eliminated all 12b-1 fees from their fee structure. The Small Cap Opportunities Fund and the Mid Cap Focused Fund were named “Category Kings” in The Wall Street Journal in calendar 2016.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the three months ended July 31, 2016, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,637,000, 12b-1 fees and other fees of $1,443,000 and other income of $63,000 which is mark to market for the seed capital relating to new fund launches and the institutional shares. For the same period, total investment management fee waivers were $81,000 and 12b-1 fee waivers for four Value Line Funds were $233,000. During the three months ended July 31, 2016, EAM's net income was $258,000 after giving effect to Value Line’s non-voting revenues interest of $1,787,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the three months ended July 31, 2015, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $3,838,000, 12b-1 fees and other fees of $1,396,000 and other loss of $9,000. For the same period, total investment management fee waivers were $47,000 and 12b-1 fee waivers for six Value Line Funds were $371,000. During the three months ended July 31, 2015, EAM's net income was $280,000 after giving effect to Value Line’s non-voting revenues interest of $1,902,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of July 31, 2016, four of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 76.2%, variable annuity funds issued by GIAC represent 17.7%, and fixed income fund assets represent 6.1%, respectively, of total fund assets under management (“AUM”) as of July 31, 2016. At July 31, 2016, equity, hybrid and GIAC variable annuities AUM decreased by 1.1% and fixed income AUM decreased by 5.4% as compared to the prior fiscal year.

As of July 31, 2016, five of the six Value Line equity mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

Additionally, as of July 31, 2016, five of the six equity and hybrid funds are in the top quartile of their respective peer groups for the one year period and four of the six funds are in the top quartile for the three year period according to Lipper. At this time last year, four of the six equity and hybrid funds were in the top quartile of their respective peer groups for one year and three of the eight were in the top quartile for the three year period according to Lipper.

Overall, the Value Line equity funds continue to be recognized for both their strong long-run performance and lower-risk profile. The Value Line Small Cap Opportunities Fund is recognized on a select list at Lincoln Financial. As of June 30, 2015 Fidelity has added the Value Line Small Cap Opportunities Fund as a Fidelity Fund Pick. Since September 30, 2015 the Value Line Asset Allocation Fund and the Value Line Small Cap Opportunities Fund have been in the top quartile of their category for 1, 3, 5, and 10 year periods according to Lipper.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2016	2015	Change
Non-voting revenues interest	$1,787	$1,902	-6.0%
Non-voting profits interest	129	140	-7.9%
	$1,916	$2,042	-6.2%

During the three months ended July 31, 2016 and July 31, 2015, the Company recorded revenues of $1,916,000 and $2,042,000, respectively, consisting of $1,787,000 and $1,902,000, from its non-voting revenues interest in EAM and $129,000 and $140,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Operating expenses

	Three Months Ended July 31,

($ in thousands)	2016	2015	Change
Advertising and promotion	$908	$984	-7.7%
Salaries and employee benefits	3,908	3,779	3.4%
Production and distribution	2,474	1,965	25.9%
Office and administration	1,217	1,145	6.3%
Total expenses	$8,507	$7,873	8.1%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses of $8,507,000 for the three months ended July 31, 2016 increased $634,000, or 8.1%, as compared to the three months ended July 31, 2015 primarily due to additional accelerated depreciation and amortization expense of $739,000 in fiscal 2017.

Advertising and promotion

Advertising and promotion expenses of $908,000 during the three months ended July 31, 2016 decreased $76,000 or 7.7%, as compared to the first quarter of the prior fiscal year. There was one direct mail campaign for The Value Line Investment Survey during the three months ended July 31, 2016 as compared to two direct mail campaigns in the prior fiscal year.

Salaries and employee benefits

Salaries and employee benefits of $3,908,000 during the three months ended July 31, 2016 increased $129,000 or 3.4% above the prior fiscal year’s primarily as a result of a decrease in the capitalization of internal salaries and benefits expenses for digital project development of $220,000 during the three months ended July 31, 2016, as compared to the prior fiscal year.

Production and distribution

Production and distribution expenses of $2,474,000 during the three months ended July 31, 2016 increased $509,000 or 25.9% as compared to the prior fiscal year. During the three months ended July 31, 2016, an increase of $733,000 was attributable to additional amortization of internally developed software costs related to software that will be upgraded during fiscal 2017. Third party production and hosting expenses for the Company’s print and digital product files for internal use and delivery to the Company’s third party that hosts our digital and mobile version of our equity based product offerings, that began on July 9, 2014 decreased $102,000. Distribution expenses decreased $71,000 in fiscal 2017 due to switching to United States Postal Service delivery from a private carrier.

Office and administration

Office and administration expenses of $1,217,000 during the three months ended July 31, 2016 increased $72,000 or 6.3%, as compared to the prior fiscal year primarily as a result of an increase in the cost of maintenance, telephone communication and information system costs (primarily in house retail sales), and space rental and real estate taxes for our leased NJ facility.

Income from Securities Transactions, net

During the three months ended July 31, 2016 and July 31, 2015 the Company’s income from securities transactions, net, primarily derived from dividend income, was $33,000 and $51,000, respectively. There were no sales, or gains or losses from sales, of equity securities during the three months ended July 31, 2016 or July 31, 2015.

Lease Commitments

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

On February 29, 2016, the Company’s subsidiary Value Line Distribution Center (“VLDC”) and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased approximately 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Building” or “Premises”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the Lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2016 and July 31, 2015 were 36.96% and 30.57%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction and partially to the effect from the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), favorable settlement of certain tax audits, and the dividend received deduction.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $784,000 as of July 31, 2016 and had negative working capital $6,346,000 as of April 30, 2016. These amounts include short term unearned revenue of $19,316,000 and $20,516,000 reflected in total current liabilities at July 31, 2016 and April 30, 2016, respectively. Cash and short term securities were $25,270,000 and $16,759,000 as of July 31, 2016 and April 30, 2016, respectively.

The Company’s cash and cash equivalents include $19,846,000 and $12,037,000 at July 31, 2016 and April 30, 2016, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Securities and Exchange Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash outflows from operating activities of $2,057,000 during the three months ended July 31, 2016 compared to cash inflows from operations of $692,000 during the three months ended July 31, 2015. The decrease in cash inflows from fiscal 2016 to fiscal 2017 was primarily attributable to a decrease in unearned income from prepaid subscription orders and the timing of payments to fund the annual profit sharing contribution and payment of income taxes.

Cash from investing activities

The Company’s cash inflows from investing activities of $12,524,000 during the three months ended July 31, 2016, compared to cash inflows from investing activities of $1,295,000 for the three months ended July 31, 2015. Cash inflows for the three months ended July 31, 2016, were higher primarily due to the proceeds of $11,555,000 from sale of Company’s operating facility and lower expenditures for capitalized software and property and equipment.

Cash from financing activities

During the three months ended July 31, 2016, the Company’s cash outflows from financing activities were $2,194,000 and compared to cash outflows from financing activities of $1,638,000 for the three months ended July 31, 2015. Cash outflows for financing activities included $535,000 and $166,000 for the repurchase of 32,714 and 12,237 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2017 and 2016, respectively. Quarterly dividend payments of $0.17 per share in the first quarter aggregated $1,659,000 as compared to $1,472,000 aggregated quarterly dividend payments of $0.15 per share during the first quarter of the prior fiscal year.

On July 14, 2016, the Board of Directors of Value Line declared a quarterly dividend of $0.17 per share. At July 31, 2016 there were 9,723,875 common shares outstanding as compared to 9,797,259 common shares outstanding at July 31, 2015. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of July 31, 2016, retained earnings and liquid assets were $40,229,000 and $25,270,000, respectively.

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

Interest Rate Risk

At July 31, 2016, the Company did not have investments in securities with fixed maturities and therefore did not have any interest rate risk.

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

As of July 31, 2016 and April 30, 2016, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD) and PowerShares Financial Preferred ETF (PGF) and Proshares Trust S&P 500 Dividend (NOBL) was $3,445,000 and the fair value was $3,875,000 and $3,637,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2016	Total Equity Securities	$3,875	30% increase	$5,037	1.94%
			30% decrease	$2,712	-1.94%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2016	Equity Securities and ETFs held for dividend yield	$3,637	30% increase	$4,728	2.05%
			30% decrease	$2,546	-2.05%

Item 4.	CONTROLS AND PROCEDURES

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 filed with the SEC on July 15, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2016. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2016	7,820	$16.90	7,820	$1,218,000
June 1 - 30, 2016	19,539	$16.05	19,539	905,000
July 1 - 31, 2016	5,355	$16.85	5,355	815,000
Total	32,714	$16.38	32,714	$815,000

All shares represent shares repurchased pursuant to authorization of the Board of Directors. On September 19, 2012, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $3,000,000.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	First Amendment to Real Estate Sales Contract dated as of May 20, 2016 – sale of the Company’s operating facility located at 125 E Union Avenue, East Rutherford, NJ *

31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Joint Principal Executive Officer/Principal Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: September 9, 2016