Form 10-Q
period 2016-10-31
VALUE LINE INC
filed 2016-12-13
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________________ to _________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016

Common stock, $0.10 par value	9,715,128 Shares

VALUE LINE INC.

Part I - Financial Information

  Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	October 31,	April 30,
	2016	2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $5,321 and $12,037, respectively)	$6,737	$13,122
Securities available-for-sale	14,509	3,637
Accounts receivable, net of allowance for doubtful accounts of $17 and $22, respectively	1,734	1,254
Prepaid and refundable income taxes	58	126
Prepaid expenses and other current assets	1,445	1,381
Deferred income taxes	232	432
Total current assets	24,715	19,952

Long term assets:
Investment in EAM Trust	58,167	57,942
Restricted money market investment	469	-
Property and equipment, net	656	3,621
Capitalized software and other intangible assets, net	2,731	4,992
Total long term assets	62,023	66,555

Total assets	$86,738	$86,507

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,481	$2,669
Accrued salaries	1,146	1,066
Dividends payable	1,652	1,659
Accrued taxes on income	1,832	388
Unearned revenue	18,762	20,516
Total current liabilities	24,873	26,298

Long term liabilities:
Unearned revenue	4,035	4,926
Deferred income taxes	19,519	20,683
Total long term liabilities	23,554	25,609
Total liabilities	48,427	51,907

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	40,056	35,524
Treasury stock, at cost (284,872 and 243,411 shares, respectively)	(3,721)	(3,040)
Accumulated other comprehensive income, net of tax	(15)	125
Total shareholders' equity	38,311	34,600

Total liabilities and shareholders' equity	$86,738	$86,507

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenues:
Investment periodicals and related publications	$7,629	$8,039	$15,279	$16,223
Copyright data fees	1,021	598	1,892	1,246
Total publishing revenues	8,650	8,637	17,171	17,469
Gain on sale of operating facility	-	-	8,123	-
Total revenues	8,650	8,637	25,294	17,469

Expenses:
Advertising and promotion	620	748	1,528	1,732
Salaries and employee benefits	4,301	3,925	8,209	7,704
Production and distribution	2,350	2,065	4,824	4,030
Office and administration	1,356	1,073	2,573	2,218
Total expenses	8,627	7,811	17,134	15,684
Income from operations	23	826	8,160	1,785

Revenues and profits interests in EAM Trust	1,932	1,940	3,848	3,982
Income from securities transactions, net	61	31	94	82
Income before income taxes	2,016	2,797	12,102	5,849
Income tax provision	536	805	4,264	1,738
Net income	$1,480	$1,992	$7,838	$4,111

Earnings per share, basic & fully diluted	$0.15	$0.20	$0.81	$0.42

Weighted average number of common shares	9,718,650	9,787,610	9,729,002	9,795,672

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Net income	$1,480	$1,992	$7,838	$4,111

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	(294)	66	(140)	(26)
Other comprehensive income (loss)	(294)	66	(140)	(26)
Comprehensive income	$1,186	$2,058	$7,698	$4,085

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,838	$4,111
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,747	1,430
Non-voting revenues interest in EAM Trust	(3,586)	(3,721)
Non-voting profits interest in EAM Trust	(262)	(261)
Realized gain on sale of operating facility	(8,123)	-
Realized losses on securities	-	15
Unrealized gains on securities	(30)	(30)
Deferred rent	(100)	(100)
Deferred income taxes	(650)	(399)
Changes in operating assets and liabilities:
Unearned revenue	(2,645)	(2,000)
Reserve for settlement	-	(5)
Accounts payable & accrued expenses	(1,088)	(157)
Accrued salaries	80	(148)
Accrued taxes on income	1,207	(19)
Prepaid and refundable income taxes	68	11
Prepaid expenses and other current assets	(64)	200
Accounts receivable	(480)	238
Total adjustments	(12,926)	(4,946)
Net cash used in operating activities	(5,088)	(835)

Cash flows from investing activities:
Purchases of equity securities classified as available-for-sale	(4,954)	(1,611)
Purchases of fixed income securities classified as available-for-sale	(6,135)	-
Proceeds from sales of securities available for sale	-	8,684
Distributions received from EAM Trust	3,653	3,989
Proceeds from sale of operating facility	11,555	-
Restricted money market investment	(469)	-
Acquisition of property and equipment	(593)	-
Expenditures for capitalized software	(360)	(931)
Net cash provided by investing activities	2,697	10,131

Cash flows from financing activities:
Purchase of treasury stock at cost	(681)	(548)
Dividends paid	(3,313)	(3,039)
Net cash used in financing activities	(3,994)	(3,587)
Net change in cash and cash equivalents	(6,385)	5,709
Cash and cash equivalents at beginning of year	13,122	5,874
Cash and cash equivalents at end of period	$6,737	$11,583

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Six Months Ended October 31, 2016

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2016	10,000,000	$1,000	$991	(243,411)	$(3,040)	$35,524	$125	$34,600

Net income						7,838		7,838
Change in unrealized gains on securities, net of taxes							(140)	(140)
Purchase of treasury stock				(41,461)	(681)			(681)
Dividends declared						(3,306)		(3,306)
Balance at October 31, 2016	10,000,000	$1,000	$991	(284,872)	$(3,721)	$40,056	$(15)	$38,311

Dividends declared per share were $0.17 for each of the three months ending July 31, 2016 and October 31, 2016.

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

Dividends declared per share were $0.16 for each of the three months ending July 31, 2015 and October 31, 2015.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

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

The Consolidated Condensed Balance Sheets as of October 31, 2016 and April 30, 2016, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016 filed with the SEC on July 15, 2016 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

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

October 31, 2016

(Unaudited)

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of October 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,321	$-	$-	$5,321
Securities available-for-sale	14,509	-	-	14,509
	$19,830	$-	$-	$19,830

	As of April 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$12,037	$-	$-	$12,037
Securities available-for-sale	3,637	-	-	3,637
	$15,674	$-	$-	$15,674

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2016 and April 30, 2016, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of October 31, 2016, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2016 and April 30, 2016, cash equivalents included $5,321,000 and $12,037,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

As of October 31, 2016 and April 30, 2016, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), XLU, TUSA, FVL and Proshares Trust S&P 500 Dividend (NOBL) was $8,399,000 and $3,445,000, and the fair value was $8,372,000 and $3,637,000, respectively.

There were no sales or proceeds from sales of equity securities during the six months ended October 31, 2016. During the six months ended October 31, 2015, the Company received $8,684,000 of proceeds from sales of equity securities and reclassified $15,000 of losses from these sales into Consolidated Condensed Statement of Income. The decrease in gross unrealized gains on equity securities classified as available-for-sale of $218,000, net of deferred taxes of $77,000 was included in Shareholders' Equity at October 31, 2016. The decrease in gross unrealized gains on equity securities classified as available-for-sale of $55,000, net of deferred taxes of $19,000 was included in Shareholders' Equity at October 31, 2015.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of October 31, 2016, accumulated other comprehensive income included unrealized loss of $27,000, net of deferred taxes of $9,000. As of April 30, 2016, accumulated other comprehensive income included unrealized gains of $192,000, net of deferred taxes of $67,000.

The carrying value and fair value of securities available-for-sale at October 31, 2016 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$8,399	$56	$(83)	$8,372

The carrying value and fair value of securities available-for-sale at April 30, 2016 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$3,445	$194	$(2)	$3,637

Fixed Income Securities:

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. The aggregate cost and fair value at October 31, 2016 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$3,395	$1	$-	$3,396
Due 1 year through 5 years	2,740	1	-	2,741
Total investment in government debt securities	$6,135	$2	$-	$6,137

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

There were no fixed income securities at April 30, 2016.

The increase in gross unrealized gains of $2,000 on fixed income securities classified as available-for-sale net of deferred income tax of $1,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheets as of October 31, 2016.

The average yield on the Government debt securities classified as available-for-sale at October 31, 2016 was 0.78%.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2016	2015	2016	2015
Dividend income	$49	$38	$73	$80
Interest income	2	-	2	-
Capital loss	-	(15)	-	(15)
Other	10	8	19	17
Total income from securities transactions, net	$61	$31	$94	$82

Investment in Unconsolidated Entities:

Equity Method Investment:

As of October 31, 2016 and April 30, 2016, the Company's investment in EAM Trust, on the Consolidated Condensed Balance Sheets was $58,167,000 and $57,942,000, respectively.

The value of VLI’s investment in EAM at October 31, 2016 and April 30, 2016 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands) (unaudited)	2016	2015	2016	2015
Investment management fees earned from the Value Line Funds, net of fee waivers	$3,680	$3,653	$7,317	$7,491
12b-1 fees and other fees, net of fee waivers	$1,476	$1,442	$2,919	$2,838
Other income (loss)	$16	$(18)	$79	$(27)
Investment management fee waivers (1)	$95	$48	$176	$95
12b-1 fee waivers (1)	$232	$242	$465	$613
Value Line’s non-voting revenues interest	$1,799	$1,819	$3,586	$3,721
EAM's net income (2)	$266	$242	$524	$522

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

	October 31,	April 30,
($ in thousands)	2016	2016
	(unaudited)
EAM's total assets	$60,789	$60,292
EAM's total liabilities (1)	(3,403)	(3,021)
EAM's total equity	$57,386	$57,271

(1) At October 31, 2016 and April 30, 2016, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues, interest and the 90% distributable share of its non-voting profits interest of $1,918,000 and $1,750,000, respectively.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of October 31, 2016 (unaudited)	$60,789	$58,167	$-	$58,167
As of April 30, 2016	$60,292	$57,942	$-	$57,942

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

	Six Months Ended October 31,
($ in thousands)	2016	2015
State and local income tax payments	$422	$153
Federal income tax payments to the Parent	$3,218	$1,990

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the six months ended October 31, 2016 and October 31, 2015, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $214,000 and 200,000, respectively.

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

As of October 31, 2016 and October 31, 2015, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2016 are as follows:

($ in thousands)	Amount Before Tax	Tax Benefit	Amount Net of Tax
Change in unrealized losses on securities	$(216)	$76	$(140)
	$(216)	$76	$(140)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2015 are as follows:

($ in thousands)	Amount Before Tax	Tax Provision/(Benefit)	Amount Net of Tax
Change in unrealized gains on securities	$(55)	$19	$(36)
Add: Losses realized in net income	15	(5)	10
	$(40)	$14	$(26)

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2016, were $2.24 billion, 2.3% below total assets of $2.29 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2015.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.45% and 49.14% during the first and second quarters of fiscal 2017, respectively, and 50.05% and 50.16% during the first quarter and second quarters of fiscal 2016, respectively.

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

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2016	2015	2016	2015
Non-voting revenues interest in EAM	$1,799	$1,819	$3,586	$3,721
Non-voting profits interest in EAM	133	121	262	261
	$1,932	$1,940	$3,848	$3,982

At October 31, 2016, the Company's investment in EAM includes a receivable of $1,918,000 representing the quarterly distribution of 100% of the non-voting revenues share and 90% of its non-voting profits share.

Transactions with Parent:

During the six months ended October 31, 2016 and October 31, 2015, the Company was reimbursed $185,000 and $65,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent. There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at October 31, 2016 and April 30, 2016.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $3,218,000 to the Parent during the six months ended October 31, 2016. The Company made federal tax payments of $1,990,000 to the Parent during the six months ended October 31, 2015.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of October 31, 2016, the Parent owned 88.87% of the outstanding shares of common stock of the Company.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2016	2015	2016	2015
Current tax expense:
Federal	$996	$986	$4,573	$2,010
State and local	15	55	340	127
Current tax expense	1,011	1,041	4,913	2,137
Deferred tax expense (benefit):
Federal	(399)	(166)	(588)	(178)
State and local	(77)	(70)	(62)	(221)
Deferred tax expense (benefit):	(476)	(236)	(650)	(399)
Income tax provision	$535	$805	$4,263	$1,738

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset and deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2016	2016
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$8	$(68)
Capital loss carryforward	-	86
Operating lease deferred obligation	23	58
Deferred professional fees	17	77
Deferred charges	162	250
Total federal tax benefit	210	403

State and local tax benefits:
Other	22	29
Total state and local tax benefits	22	29
Deferred tax asset, short term	$232	$432

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

	October 31,	April 30,
($ in thousands)	2016	2016
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,732	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	1,018	1,812
Other	(77)	8
Total federal tax liability	18,054	18,880

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,434	1,704
Deferred non-cash post-employment compensation	(50)	(60)
Depreciation and amortization	82	174
Other	(1)	(15)
Total state and local tax liabilities	1,465	1,803
Deferred tax liability, long term	$19,519	$20,683

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full fiscal year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2016 and October 31, 2015 were 35.23% and 29.71%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction partially offset by the effect of the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), and the dividend received deduction.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six months Ended October 31,
	2016	2015
U.S. statutory federal tax rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	1.15%	-2.48%
Effect of dividends received deductions	-0.15%	-0.32%
Domestic production tax credit	0.00%	-0.62%
Other, net	-0.77%	-1.87%
Effective income tax rate	35.23%	29.71%

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

The Company believes that, as of October 31, 2016, there were no material uncertain tax positions that would require disclosure to GAAP.

The Company is included in the consolidated federal income tax return of the Parent, and beginning with the fiscal year ended April 30, 2017, will file combined income tax returns with the Parent on a unitary basis in certain states as a result of changes in state tax regulations. The Company does not anticipate any significant tax implications from the change to unitary state tax filing.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2013 through 2016, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities. The Company favorably concluded certain tax audits during the third quarter of fiscal 2016 that provided the recognition of tax benefits resulting from a favorable outcome. The Company is presently engaged in a federal tax audit for the fiscal year ended April 30, 2015 and a state tax audit for that period, but does not expect them to have a material effect on the financial statements.

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

	October 31,	April 30,
($ in thousands)	2016	2016
Land	$-	$726
Building and leasehold improvements	388	5,190
Furniture and equipment	3,655	4,156
	4,043	10,072
Accumulated depreciation and amortization	(3,387)	(6,451)
Total property and equipment, net	$656	$3,621

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

The Company capitalized $360,000 and $931,000 related to the development of software for internal use for the six months ended October 31, 2016 and 2015, respectively. Capitalized software includes $215,000 and $675,000 of internal costs to develop software and $145,000 and $256,000 of third party programmers' costs for the six months ended October 31, 2016, and October 31, 2015, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 3 to 5 years. Total amortization expenses for the six months ended October 31, 2016 and October 31, 2015, were $2,621,000 and $1,289,000, respectively. An increase of $1,332,000 was attributable to additional amortization of internally developed software costs related to the product production cycle that is expected to be upgraded during fiscal 2018.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2016 (1)(2)	243,411	$3,040	$12.49	$1,350
Purchases effected in open market during the quarters ended:
July 31, 2016 (2)	32,714	$535	$12.95	$815
October 31, 2016 (2)	8,747	$146	$16.68	$669
Balance as of October 31, 2016	284,872	$3,721	$13.06	$669

(1) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012; 18,400 shares were acquired prior to January 2011.

(2) Were acquired during the $3 million repurchase program authorized in September 2012.

Note 12 - Lease Commitments:

The Company leases 44,493 square feet of office space at 485 Lexington Avenue in New York, NY. Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which was partially returned over the course of the sublease term. The Company received $122,355 each year from Sublandlord as of March 2015 and March 2016. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first six months of the sublease. The lease expires in February 2017.

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2016

(Unaudited)

On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. (“Value Line” or “Company”) and ABM Industries, Incorporated. Pursuant to the agreement Value Line will lease from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement will be $1,126,000 per annum during the first twelve months with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit ("LOC") in the amount of $469,000, which is scheduled to be reduced to $305,000 on September 30, 2021 and fully refunded after the sublease ends. This Building will become the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms will provide for a significant decrease (23% initially) in the Company’s annual rental expenditure due to free rent for the first six months of the sublease. Sublandlord will provide Value Line an allowance of $417,000 which is expected to be applied against the Company’s costs and expenses related to the relocation to the new office facility or applied as additional free rent.

The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease.

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	($ in thousands)

2018	1,242
2019	1,366
2020	1,399
2021	1,432
2022 and thereafter	10,002
$15,441

For the six months ended October 31, 2016 and 2015, rental expenses were $730,000 and $634,000, respectively.

Note 13 - Restricted Cash and Deposits:

The Restricted Money Market Investment included in noncurrent assets on the Consolidated Condensed Balance Sheet, amounting to $469,000 at October 31, 2016, represents invested cash securing a letter of credit ("LOC") in the amount of $469,000 issued by a financial institution on behalf of Value Line, Inc. to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Note 14 - Gain on Sale of Operating Facility:

On July 29, 2016, Value Line closed the sale of its 85,000 sq ft distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received net proceeds of $11,555,000 and reported an increment to net profits after tax during the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were relocated to an alternative 24,000 sq ft leased facility (See Note 12).

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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2016; and other risks and uncertainties arising from time to time.

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

Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.45% and 49.14% during the first and second quarters of fiscal 2017, respectively, and 50.05% and 50.16% during the first quarter and second quarters of fiscal 2016, respectively.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

The nation's economy turned in a mostly uninspiring performance during the first half of calendar year 2016, with the U.S. gross domestic product gaining just 0.8% and 1.4%, respectively, over the first two quarters. In all, softer levels of residential  fixed investment, weakness in state and local government spending, and a further drawdown in inventories combined to largely offset continued increases in spending by the U.S. consumer.

However, things changed abruptly after midyear, as a notable restocking of inventories after five consecutive quarters of drawdowns, a selective strengthening in government spending, and improving levels of consumer activity combined to give the nation's flagging business expansion an appreciable third-quarter lift. In all, GDP gained a reassuring 3.2% during the July-through-September period. Looking out over the remaining few weeks of 2016, we are seeing reasonably solid levels of job creation, a modest pickup in wage growth, and a stable labor force participation rate. Such gradual improvement in the employment situation, along with additional likely gains in consumer spending, and a possible further, but very modest, restocking of inventories could again combine to push the economy forward by better than 2% in the fourth calendar quarter.

Meanwhile, the global outlook remains unsettled. Heading the list of problems off shore are the uncertain growth prospects in China (where that nation's maturing economy will almost certainly lead to progressively slower rates of growth) and a poorly defined outlook in Europe, which continues to suffer the after effects of earlier weakness, especially along the southern tier of the Continent.

Finally, there are questions on the home front, now that a new Administration with a somewhat different approach to infrastructure spending, tax, and regulatory policies will soon be in place. Already, we have seen a sharp jump in Treasury note and bond yields, a run-up that could well encourage the Federal Reserve to take a more pro-active approach to monetary tightening in the months to come.

Results of Operations for the Three and Six Months Ended October 31, 2016 and October 31, 2015

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2016	2015	Change	2016	2015	Change
Income from operations	$23	$826	-97.2%	$8,160	$1,785	357.1%
Revenues and profits interests from EAM Trust	$1,932	$1,940	-0.4%	$3,848	$3,982	-3.4%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$1,955	$2,766	-29.3%	$12,008	$5,767	108.2%
Gain on sale of operating facility	-	-	n/a	$8,123	-	n/a
Operating expenses	$8,627	$7,811	10.4%	$17,134	$15,684	9.2%
Income from securities transactions, net	$61	$31	96.8%	$94	$82	14.6%
Income before income taxes	$2,016	$2,797	-27.9%	$12,102	$5,849	106.9%
Net income	$1,480	$1,992	-25.7%	$7,838	$4,111	90.7%
Earnings per share	$0.15	$0.20	-25.0%	$0.81	$0.42	92.9%

During the six months ended October 31, 2016, the Company’s net income of $7,838,000, or $0.81 per share, was $3,727,000 or 90.7% above net income of $4,111,000, or $0.42 per share, for the six months ended October 31, 2015. During the six months ended October 31, 2016 there were 9,729,002 average common shares outstanding as compared to 9,795,672 average common shares outstanding during the six months ended October 31, 2015. Income from operations of $8,160,000 for the six months ended October 31, 2016 which included additional depreciation and amortization expense of $1,317,000 was $6,375,000 above income from operations of $1,785,000 for the six months ended October 31, 2015. During the three months ended October 31, 2016, the Company’s net income of $1,480,000, or $0.15 per share, was $512,000 or 25.7% below net income of $1,992,000, or $0.20 per share, for the three months ended October 31, 2015. During the first half of fiscal 2017 both net income and income from operations included a pre-tax gain of $8,123,000 from the sale of the Company's operating facility for which it received proceeds of $11,555,000 on July 29, 2016. The fulfillment and mailing operations housed within the facility were relocated to a leased facility within close proximity.

Total operating revenues

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2016	2015	Change	2016	2015	Change
Investment periodicals and related publications:
Print	$3,553	$3,925	-9.5%	$7,155	$8,137	-12.1%
Digital	4,076	4,114	-0.9%	8,124	8,086	0.5%
Total investment periodicals and related publications	7,629	8,039	-5.1%	15,279	16,223	-5.8%
Copyright data fees	1,021	598	70.7%	1,892	1,246	51.8%
Gain on sale of operating facility	-	-	n/a	8,123	-	n/a
Total operating revenues	$8,650	$8,637	0.2%	$25,294	$17,469	44.8%

During the six months ended October 31, 2016 total publishing revenues from investment periodicals and related publications excluding copyright data fees were $15,279,000, which is 5.8% below the total publishing revenues excluding copyright data fees of $16,223,000 during the six months ended October 31, 2015. During the six months ended October 31, 2016, the Company’s decrease in the publishing revenues was partially the result of 26 weeks of print revenues recorded in the first half of fiscal 2017 as compared to 27 weeks recorded in the first half of fiscal 2016. The remaining decrease in print publications revenue is primarily a result of a 10.5% decrease in print circulation at October 31, 2016.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2016		2015		2016		2015
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	14.9%	17.3%	11.0%	28.4%	14.9%	17.7%	11.0%	28.5%
Conversion and Renewal Sales	85.1%	82.7%	89.0%	71.6%	85.1%	82.3%	89.0%	71.5%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the six months ended October 31, 2016 new sales of print publications increased as a percent of the total gross print sales while conversion and renewal sales of print orders decreased from the prior fiscal year as a result of a slower decline in new print sales orders. New sales of digital publications decreased as a percent of the total gross digital sales as a result of less aggressive promotion to first-time customers at introductory prices. Conversion and renewal sales of digital orders increased over the prior fiscal year outpacing the decrease in new sales of digital orders as a result of increased efforts by our in-house Retail and Institutional Sales departments.

	As of October 31,	As of April 30,	As of October 31,	Change
($ in thousands)	2016	2016	2015	Oct-16 vs. Apr-16	Oct-16 vs. Oct-15
Unearned subscription revenue (current and long term liabilities)	$22,797	$25,442	$24,047	-10.4%	-5.2%

Unearned subscription revenue as of October 31, 2016 is 5.2% below October 31, 2015 and is 10.4% below April 30, 2016. The decline from April 30, 2016, reflects both curtailed advertising for order generation and the fact that April 30th is the usual annual peak. Further, a certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $15,279,000 decreased $944,000, or 5.8%, for the six months ended October 31, 2016, as compared to the prior fiscal year. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at October 31, 2016 was 9.4% below total product line circulation at October 31, 2015. The Company has been successful in growing revenues from digitally-delivered investment periodicals within the institutional market. Institutional Sales generated total sales orders of $6,407,000 for the six months ended October 31, 2016 which were 6.7%, above comparable total sales orders of $6,006,000 for the six months ended October 31, 2015. This growth continues a positive trend for Institutional Sales. We have also benefited from “converting” some customers from retail to the more robust professional priced services.

Digital publications revenues of $8,124,000 during the six months ended October 31, 2016 were 1% above the prior fiscal year. Revenues from institutional digital publications increased 2.5% as compared to the prior fiscal year. Digital publications revenues from retail subscribers decreased 4.4% as compared to the prior fiscal year. Total digital circulation at October 31, 2016 was 8% below total digital circulation at October 31, 2015.

Print publication revenues of $7,155,000 decreased $982,000 or 12.1% for the six months ended October 31, 2016 as compared to the prior fiscal year. Revenues from institutional print publications increased 6.4% while print publications revenues from retail subscribers decreased 14.8% for the six months ended October 31, 2016, as compared to the prior fiscal year. This includes the effect of 26 weeks of print revenues recorded in the first half of fiscal 2017 versus 27 weeks recorded in the first half of fiscal 2016. Total print circulation at October 31, 2016 was 10.5% below total print circulation at October 31, 2015.

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

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. For the six month periods ended October 31, 2016, the combined Ranking System “Rank 1 & 2” stocks’ increase of 3.1% outperformed the S&P 500 Index’s increase of 2.9% during the comparable period. For the 2016 calendar year-to-date, the combined Ranking System “Rank 1 & 2” stocks increase of 12.3% outperformed the S&P 500 Index’s increase of 7.2% during the comparable period.

During the three and six months ended October 31, 2016, copyright data fees of $1,021,000 and $1,892,000, respectively, were 70.7% and 51.8% above the comparable periods of the prior fiscal year. As of October 31, 2016, total third party sponsored assets were attributable to three contracts for copyright data representing $2.6 billion in various products, as compared to four contracts for copyright data representing $1.3 billion in assets at October 31, 2015.

The Company believes this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, on competition and on fluctuations in segments of the equity markets. Our quantitative specialists are seeking to develop and conform reliable models for additional copyright data products, including Ranking System-based concepts as well as other proprietary quantitative models.

Gain on sale of operating facility

On July 29, 2016, Value Line closed the sale of its 85,000 sq ft distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received proceeds of $11,555,000 and reported an increment to net profits after tax for the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were relocated to an alternative 24,000 sq ft leased facility.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2016, were $2.24 billion, which is $52 million, or 2.3%, below total assets of $2.29 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2015, reflecting market appreciation offset by the redemptions in all but three of the Value Line Funds over the past twelve months ended October 31, 2016.

The largest decline of $32 million was in the Guardian channel. Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold. The two funds consequently continue to experience net redemptions.

Value Line Mutual Funds

	As of October 31,
($ in millions)	2016	2015	Change
Variable annuity assets ("GIAC")	$397	$429	-7.5%
All other open end equity and hybrid fund assets	1,705	1,714	-0.5%
Total equity and hybrid funds	2,102	2,143	-1.9%
Fixed income funds	135	146	-7.5%
Total EAM managed net assets	$2,237	$2,289	-2.3%

The Daily Income Fund managed by Reich & Tang Asset Management LLC was liquidated on July 29, 2015. In fiscal years 2017 and 2016 the Value Line Fund shareholders were provided a money market fund alternative investment managed by Federated Government Obligations Fund.

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

As of October 31, 2016, all six of the Value Line equity mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

Additionally, as of October 31, 2016, three of the six equity and hybrid funds are in the top quartile of their respective peer groups for the one year period and five of the six funds are in the top quartile for the three year period according to Lipper. At this time last year, five of the six equity and hybrid funds were in the top quartile of their respective peer groups for one year and four of the six were in the top quartile for the three year period according to Lipper.

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

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the six months ended October 31, 2016, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $7,317,000, 12b-1 fees and other fees of $2,919,000 and other income of $79,000 which includes, dividend, interest and licensing fees income. For the same period, total investment management fee waivers were $176,000 and 12b-1 fee waivers for four Value Line Funds were $465,000. During the six months ended October 31, 2016, EAM's net income was $524,000 after giving effect to Value Line’s non-voting revenues interest of $3,586,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the six months ended October 31, 2015, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $7,491,000, 12b-1 fees and other fees of $2,838,000 and other loss of $27,000. For the same period, total investment management fee waivers were $95,000 and 12b-1 fee waivers for four Value Line Funds were $613,000. During the six months ended October 31, 2015, EAM's net income was $522,000 after giving effect to Value Line’s non-voting revenues interest of $3,721,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of October 31, 2016, four of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 76.3%, variable annuity funds issued by GIAC represent 17.7%, and fixed income fund assets represent 6.0%, respectively, of total fund assets under management (“AUM”) as of October 31, 2016. At October 31, 2016, equity, hybrid and GIAC variable annuities AUM decreased by 1.9% and fixed income AUM decreased by 7.5% as compared to the prior fiscal year.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2016	2015	Change	2016	2015	Change
Non-voting revenues interest	$1,799	$1,819	-1.1%	$3,586	$3,721	-3.6%
Non-voting profits interest	133	121	9.9%	262	261	0.4%
	$1,932	$1,940	-0.4%	$3,848	$3,982	-3.4%

During the six months ended October 31, 2016 and October 31, 2015, the Company recorded revenues of $3,848,000 and $3,982,000, respectively, consisting of $3,586,000 and $3,721,000, from its non-voting revenues interest in EAM and $262,000 and $261,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Operating expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2016	2015	Change	2016	2015	Change
Advertising and promotion	$620	$748	-17.1%	$1,528	$1,732	-11.8%
Salaries and employee benefits	4,301	3,925	9.6%	8,209	7,704	6.6%
Production and distribution	2,350	2,065	13.8%	4,824	4,030	19.7%
Office and administration	1,356	1,073	26.4%	2,573	2,218	16.0%
Total expenses	$8,627	$7,811	10.4%	$17,134	$15,684	9.2%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses of $17,134,000 for the six months ended October 31, 2016 increased $1,450,000, or 9.2%, as compared to the six months ended October 31, 2015 primarily due to additional accelerated depreciation and amortization expense of $1,317,000 in fiscal 2017. For the three months ended October 31, 2016 operating expenses increased $816,000 or 10.4% as compared to the three months ended October 31, 2015 as a result of additional amortization and depreciation of $573,000 during the second quarter of fiscal 2017.

Advertising and promotion

Advertising and promotion expenses of $620,000 during the three months ended October 31, 2016 decreased $128,000 or 17.1%, as compared to the second quarter of the prior fiscal year as a result of a decrease in direct mail campaigns expense during the second quarter of fiscal 2017.

Advertising and promotion expenses of $1,528,000 during the six months ended October 31, 2016 decreased $204,000 or 11.8%, as compared to the second quarter of the prior fiscal year. The decrease in direct mail expenses of $157,000 during the six months ended October 31, 2016, is mainly attributable to a reduction in the number of campaigns for The Value Line Investment Survey and The Value Line 600, as compared to fiscal 2016 partially offset by an increase in direct marketing for Value Line Select: Dividend Income & Growth in fiscal 2017. There were two direct mail campaigns for The Value Line Investment Survey and one for The Value Line 600 during the six months ended October 31, 2016 as compared to three direct mail campaigns for The Value Line Investment Survey and two for The Value Line 600 during the comparable period of the prior fiscal year. During the six months ended October 31, 2016 sales commissions decreased $57,000 as compared to fiscal 2016.

Salaries and employee benefits

During the three and six months ended October 31, 2016 salaries and employee benefits of $4,301,000 and $8,209,000, respectively, increased 9.6% and 6.6% above the comparable periods in the prior fiscal year primarily as a result of a decrease in the capitalization of internal salaries and benefits expenses for digital project development of $240,000 and $460,000, respectively, during the three and six months ended October 31, 2016, as compared to the prior fiscal year. The increase in salaries and employee benefits was partially offset by a decrease in salaries and employee benefits in Human Resources and fulfillment and distribution departments at VLDC during the six months ended October 31, 2016.

Production and distribution

During the three and six months ended October 31, 2016 production and distribution expenses of $2,350,000 and $4,824,000, respectively, increased 13.8% and 19.7% above the comparable periods in the prior fiscal year. During the six months ended October 31, 2016, an increase of $1,332,000 was attributable to additional amortization of internally developed software costs related to the product production cycle that is expected to be upgraded during fiscal 2018. Increases in production costs include a $78,000 increase in production support of website, statistical reporting and framework upgrade costs and a $34,000 increase in outside data services due to modified delivery of financial product pricing services. Effective January 1, 2016, the Company transitioned to equity data provided by an alternative vendor which resulted in $300,000 annual savings. Distribution expenses decreased $110,000 in fiscal 2017 due to switching to United States Postal Service delivery from a private carrier and a 10.5% decline in print circulation during the six months ended October 31, 2016 as compared to the prior fiscal year.

Office and administration

During the three and six months ended October 31, 2016 office and administration expenses of $1,356,000 and $2,573,000, respectively, increased 26.4% and 16% above the comparable periods in the prior fiscal year primarily due to increases in professional fees, telephone communication and information system costs (primarily communication software used by the in-house retail sales), and space rental and moving costs (NJ facility).

Income from Securities Transactions, net

During the three and six months ended October 31, 2016 and October 31, 2015 the Company’s income from securities transactions, net, primarily derived from dividend income, was $61,000 and $94,000, respectively. There were no sales, or gains or losses from sales, of equity securities during the six months ended October 31, 2016. During the six months ended October 31, 2015 sales of equity securities resulted in a $15,000 loss.

Lease Commitments

The Company leases 44,493 square feet of office space at 485 Lexington Avenue in New York, NY. Base rent under the Sublease is $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which was partially returned over the course of the sublease term. The Company received $122,355 each year from Sublandlord as of March 2015 and March 2016. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The Company recorded a deferred charge on its Consolidated Balance Sheets to reflect the excess of annual rental expense over cash payments since inception of the lease due to free rent for the first six months of the sublease. The lease expires in February 2017.

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

On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. (“Value Line” or “Company”) and ABM Industries, Incorporated (the “ABM” or “Sublandlord”) commencing on December 1, 2016. Pursuant to the agreement Value Line will lease from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement will be $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000, which is scheduled to be reduced to $305,000 on September 30, 2021 and fully refunded after the sublease ends. This Building will become the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms will provide for a significant decrease (23% initially) in the Company’s annual rental expenditure due to free rent for the first six months of the sublease. Sublandlord will provide Value Line an allowance of $417,000 which is expected to be applied against the Company’s costs and expenses related to the relocation to the new office facility or applied as additional free rent.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2016 and October 31, 2015 were 35.23% and 29.71%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction and partially offset by the effect of the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), and the dividend received deduction.

Liquidity and Capital Resources

The Company had negative working capital, defined as current assets less current liabilities, of $158,000 as of October 31, 2016 and negative working capital $6,346,000 as of April 30, 2016. These amounts include short term unearned revenue of $18,762,000 and $20,516,000 reflected in total current liabilities at October 31, 2016 and April 30, 2016, respectively. Cash and short term securities were $21,246,000 and $16,759,000 as of October 31, 2016 and April 30, 2016, respectively.

The Company’s cash and cash equivalents include $5,321,000 and $12,037,000 at October 31, 2016 and April 30, 2016, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Securities and Exchange Act and invest primarily in short term U.S. government securities.

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet, amounting to $469,000 at October 31, 2016, represents cash securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Cash from operating activities

The Company had cash outflows from operating activities of $5,088,000 during the six months ended October 31, 2016 compared to cash outflows from operations of $835,000 during the six months ended October 31, 2015. The increase in cash outflows of $4,253,000 from fiscal 2016 to fiscal 2017 resulted from the payment of additional income taxes of $1,497,000, primarily attributable to the sale of the Company’s VLDC operating facility, the timing of payments of invoices to vendors, the timing of receipts from copyright data sales and a decrease in unearned income from prepaid subscription orders.

Cash from investing activities

The Company’s cash inflows from investing activities of $2,697,000 during the six months ended October 31, 2016, compared to cash inflows from investing activities of $10,131,000 for the six months ended October 31, 2015. Cash inflows for the six months ended October 31, 2016, were lower primarily due to investing $11,089,000 in fixed income and equity securities of the proceeds of $11,555,000 received from the sale of the Company’s operating facility as compared to $1.6 million invested in equity securities from the $8.7 million of proceeds from sales of securities during fiscal 2016. Additionally, the Company invested $469,000 in a bank money market fund and pledged this investment to represent cash securing a Bank Letter of Credit issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Cash from financing activities

During the six months ended October 31, 2016, the Company’s cash outflows from financing activities were $3,994,000 and compared to cash outflows from financing activities of $3,587,000 for the six months ended October 31, 2015. Cash outflows for financing activities included $681,000 and $548,000 for the repurchase of 41,461 and 37,335 shares of the Company’s common stock under the September 19, 2012 board of directors approved common stock repurchase program, during fiscal years 2017 and 2016, respectively. Quarterly dividend payments of $0.17 per share in the first half of fiscal 2017 aggregated $3,313,000 as compared to $3,039,000 aggregated quarterly dividend payments of $0.15 per share during the first quarter and $0.16 per share during the second quarter of the prior fiscal year.

On October 20, 2016, the Board of Directors of Value Line declared a quarterly dividend of $0.17 per share. At October 31, 2016 there were 9,715,128 common shares outstanding as compared to 9,772,259 common shares outstanding at October 31, 2015. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of October 31, 2016, retained earnings and liquid assets were $40,056,000 and $21,246,000, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions, paid in advance. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases and a secured Letter of Credit (“LOC”) in the amount of $469,000 issued as a security deposit for the Company’s office facility entered into in the ordinary course of business. The LOC is secured by a restricted Money Market Investment of similar amount.

Recent Accounting Pronouncements

None.

Critical Accounting Estimates and Policies

The Company prepares its Consolidated Condensed Financial Statements in accordance with Generally Accepted Accounting Principles as in effect in the United States (U.S. “GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent, and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company’s Critical Accounting Estimates and Policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the fiscal year ended April 30, 2016 filed with the SEC on July 15, 2016.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. As of October 31, 2016 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $6,135,000 and $6,137,000, respectively. There were no fixed income securities at April 30, 2016.

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

Fixed Income Securities

Estimated Fair Value after
Hypothetical Change in Interest Rates
(in thousands)

(bp = basis points)

.		1 yr.	1 yr.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease
As of October 31, 2016
Investments in securities with fixed maturities	$6,137	$6,135	$6,145	$6,130	$6,149

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

As of October 31, 2016 and April 30, 2016, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), XLU, TUSA, FVL and Proshares Trust S&P 500 Dividend (NOBL) was $8,399,000 and $3,445,000, and the fair value was $8,372,000 and $3,637,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of October 31, 2016	Total Equity Securities	$8,372	30% increase	$10,884	4.26%
			30% decrease	$5,861	-4.26%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2016	Equity Securities and ETFs held for dividend yield	$3,637	30% increase	$4,728	2.05%
			30% decrease	$2,546	-2.05%

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 filed with the SEC on July 15, 2016. The Company removed the risk of finding suitable corporate office space which has been satisfied with the sublease the Company entered into with ABM Industries, Incorporated on October 3, 2016 for which landlord gave consent to the terms of the sublease on November 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)        Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the second quarter ended October 31, 2016. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1 - 31, 2016	3,002	$17.78	3,002	$762,000
September 1 - 30, 2016	4,800	$16.09	4,800	$685,000
October 1 - 31, 2016	945	$16.14	945	$669,000
Total	8,747	$16.68	8,747

All shares represent shares repurchased pursuant to authorization of the Board of Directors. On September 19, 2012, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $3,000,000. As of October 31, 2016, $669,000 of the $3,000,000 authorization remains available.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Agreement of Sublease, dated as of October 3, 2016, possession commencing December 1, 2016 for the Company’s premises at 551 Fifth Ave., New York, NY and Consent of Landlord dated November 30, 2016.

31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint Principal Executive Officer/Principal Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: December 13, 2016