Form 10-Q
period 2017-01-31
VALUE LINE INC
filed 2017-03-13
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission File Number: 0-11306

VALUE LINE, INC.

(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176-0001
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2017
Common stock, $0.10 par value	9,715,128 Shares

VALUE LINE INC.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	January 31,	April 30,
	2017	2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $5,401 and $12,037, respectively)	$6,528	$13,122
Securities available-for-sale	14,945	3,637
Accounts receivable, net of allowance for doubtful accounts of $17 and $22, respectively	2,022	1,254
Prepaid and refundable income taxes	65	126
Prepaid expenses and other current assets	1,653	1,381
Deferred income taxes	344	432
Total current assets	25,557	19,952

Long term assets:
Investment in EAM Trust	58,197	57,942
Restricted money market investment	469	-
Property and equipment, net	898	3,621
Capitalized software and other intangible assets, net	1,845	4,992
Total long term assets	61,409	66,555

Total assets	$86,966	$86,507

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,754	$2,669
Accrued salaries	1,053	1,066
Dividends payable	1,651	1,659
Accrued taxes on income	650	388
Unearned revenue	18,947	20,516
Total current liabilities	24,055	26,298

Long term liabilities:
Unearned revenue	5,292	4,926
Deferred income taxes	19,224	20,683
Total long term liabilities	24,516	25,609
Total liabilities	48,571	51,907

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	39,850	35,524
Treasury stock, at cost (284,872 and 243,411 shares, respectively)	(3,721)	(3,040)
Accumulated other comprehensive income, net of tax	275	125
Total shareholders' equity	38,395	34,600

Total liabilities and shareholders' equity	$86,966	$86,507

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Revenues:
Investment periodicals and related publications	$7,468	$7,977	$22,747	$24,200
Copyright data fees	1,179	622	3,071	1,868
Total publishing revenues	8,647	8,599	25,818	26,068
Gain on sale of operating facility	-	-	8,123	-
Total revenues	8,647	8,599	33,941	26,068

Expenses:
Advertising and promotion	908	1,036	2,436	2,768
Salaries and employee benefits	4,621	3,882	12,830	11,586
Production and distribution	2,134	2,003	6,958	6,033
Office and administration	1,196	1,121	3,769	3,339
Total expenses	8,859	8,042	25,993	23,726
Income/(loss) from operations	(212)	557	7,948	2,342

Revenues and profits interests in EAM Trust	1,934	1,919	5,782	5,901
Income from securities transactions, net	132	133	226	215
Income before income taxes	1,854	2,609	13,956	8,458
Income tax provision	409	696	4,673	2,434
Net income	$1,445	$1,913	$9,283	$6,024

Earnings per share, basic & fully diluted	$0.15	$0.20	$0.96	$0.62

Weighted average number of common shares	9,715,128	9,770,280	9,724,377	9,787,208

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Net income	$1,445	$1,913	$9,283	$6,024

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	290	(127)	150	(153)
Other comprehensive income (loss)	290	(127)	150	(153)
Comprehensive income	$1,735	$1,786	$9,433	$5,871

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,283	$6,024
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	3,728	2,202
Non-voting revenues interest in EAM Trust	(5,389)	(5,546)
Non-voting profits interest in EAM Trust	(393)	(355)
Realized gain on sale of operating facility	(8,123)	-
Realized losses on securities	-	15
Deferred rent	(167)	(150)
Deferred income taxes	(1,257)	(671)
Other, net	(45)	(45)
Changes in operating assets and liabilities:
Unearned revenue	(1,203)	(1,714)
Accounts payable & accrued expenses	(748)	257
Accrued salaries	(13)	(265)
Accrued taxes on income	65	229
Prepaid and refundable income taxes	61	(3)
Prepaid expenses and other current assets	(272)	279
Accounts receivable	(768)	60
Total adjustments	(14,524)	(5,707)
Net cash used in/provided by operating activities	(5,241)	317

Cash flows from investing activities:
Purchases of equity securities classified as available-for-sale	(4,954)	(3,959)
Purchases of fixed income securities classified as available-for-sale	(6,135)	-
Proceeds from sales of securities available for sale	14	8,789
Distributions received from EAM Trust	5,572	5,915
Proceeds from sale of operating facility	11,555	-
Restricted money market investment	(469)	-
Acquisition of property and equipment	(879)	(36)
Expenditures for capitalized software	(411)	(1,337)
Net cash provided by investing activities	4,293	9,372

Cash flows from financing activities:
Purchase of treasury stock at cost	(681)	(609)
Dividends paid	(4,965)	(4,603)
Net cash used in financing activities	(5,646)	(5,212)
Net change in cash and cash equivalents	(6,594)	4,477
Cash and cash equivalents at beginning of year	13,122	5,874
Cash and cash equivalents at end of period	$6,528	$10,351

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Nine Months Ended January 31, 2017
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2016	10,000,000	$1,000	$991	(243,411)	$(3,040)	$35,524	$125	$34,600
Net income						9,283		9,283
Change in unrealized gains on securities, net of taxes							150	150
Purchase of treasury stock				(41,461)	(681)			(681)
Dividends declared						(4,957)		(4,957)
Balance at January 31, 2017	10,000,000	$1,000	$991	(284,872)	$(3,721)	$39,850	$275	$38,395

Dividends declared per share were $0.17 for each of the three months ending July 31, 2016, October 31, 2016 and January 31, 2017.

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

January 31, 2017

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Value Line, Inc. ("Value Line" or "VLI", and collectively with its subsidiaries, the “Company”) is incorporated in the State of New York. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. The Company's primary business is producing investment periodicals and related publications and making available copyright data including certain Value Line trademarks and Value Line Proprietary Ranking System information to third parties under written agreements for use in third party managed and marketed investment products. The Company maintains a significant investment in the Eulav Asset Management LLC ("EAM") from which it received a non-voting revenues interest and a non-voting profits interest. EAM was established to provide investment management services to the Value Line Mutual Funds ("Value Line Funds" or the "Funds"). Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

The Consolidated Condensed Balance Sheets as of January 31, 2017 and April 30, 2016, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016 filed with the SEC on July 15, 2016 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2017

(Unaudited)

Investment in Unconsolidated Entities:

The Company accounts for its investment in its unconsolidated entity EAM, using the equity method of accounting in accordance with FASB’s ASC 323. The equity method is an appropriate means of recognizing increases or decreases measured by GAAP in the economic resources underlying the investments. Under the equity method, an investor recognizes its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend or distribution. An investor adjusts the carrying amount of an investment for its share of the earnings or losses recognized by the investee.

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a "non-voting revenues interest" and a "non-voting profits interest" in EAM as defined in the EAM Trust Agreement. The non-voting revenues interest entitles the Company to receive a range of 41% to 55%, based on the amount of EAM’s adjusted gross revenues, excluding distribution revenues from EULAV Securities, wholly-owned subsidiary of EAM (“Revenues Interest”). The non-voting profits interest entitles the Company to receive 50% of EAM's profits, subject to certain limited adjustments as defined in the EAM Trust Agreement (“Profits Interest”). 100% of the Revenues Interest and not less than 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line. The Company's Revenues Interest in EAM excludes participation in the service and distribution fees of EAM's wholly-owned subsidiary. The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting. Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM's revenues and profits.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,401	$-	$-	$5,401
Securities available-for-sale	14,945	-	-	14,945
	$20,346	$-	$-	$20,346

	As of April 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$12,037	$-	$-	$12,037
Securities available-for-sale	3,637	-	-	3,637
	$15,674	$-	$-	$15,674

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2017

(Unaudited)

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2017 and April 30, 2016, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of January 31, 2017, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2017 and April 30, 2016, cash equivalents included $5,401,000 and $12,037,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

As of January 31, 2017 and April 30, 2016, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend (NOBL) was $8,385,000 and $3,445,000, and the fair value was $8,816,000 and $3,637,000, respectively.

During the nine months ended January 31, 2017, the Company received $14,000 of proceeds from sales of equity securities with no gain or loss on these sales. During the nine months ended January 31, 2016, the Company received $8,789,000 of proceeds from sales of equity securities and reclassified $15,000 of losses from these sales into Consolidated Condensed Statement of Income. The increase in gross unrealized gains on equity securities classified as available-for-sale of $238,000, net of deferred taxes of $84,000 was included in Shareholders' Equity at January 31, 2017. The increase in gross unrealized losses on equity securities classified as available-for-sale of $237,000, net of deferred taxes of $84,000 was included in Shareholders' Equity at January 31, 2016.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of January 31, 2017, accumulated other comprehensive income included unrealized gain of $431,000, net of deferred taxes of $152,000. As of April 30, 2016, accumulated other comprehensive income included unrealized gains of $192,000, net of deferred taxes of $67,000.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2017

(Unaudited)

The carrying value and fair value of securities available-for-sale at January 31, 2017 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

ETFs - equities	$8,385	$431	$-	$8,816

The carrying value and fair value of securities available-for-sale at April 30, 2016 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$3,445	$194	$(2)	$3,637

Fixed Income Securities:

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. The aggregate cost and fair value at January 31, 2017 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$3,635	$2	$-	$3,637
Due 1 year through 5 years	2,500	-	(8)	2,492
Total investment in government debt securities	$6,135	$2	$(8)	$6,129

There were no fixed income securities at April 30, 2016.

The increase in gross unrealized losses of $6,000 on fixed income securities classified as available-for-sale net of deferred income tax of $2,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of January 31, 2017.

The average yield on the Government debt securities classified as available-for-sale at January 31, 2017 was 0.69%.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended January 31,		Nine months ended January 31,
($ in thousands)	2017	2016	2017	2016
Dividend income	$74	$31	$147	$111
Interest income	4	-	6	-
Capital gain distributions	39	105	39	105
Capital loss	-	-	-	(15)
Other	15	(3)	34	14
Total income from securities transactions, net	$132	$133	$226	$215

Investment in Unconsolidated Entities:

Equity Method Investment:

As of January 31, 2017 and April 30, 2016, the Company's investment in EAM Trust, on the Consolidated Condensed Balance Sheets was $58,197,000 and $57,942,000, respectively.

The value of VLI’s investment in EAM at January 31, 2017 and April 30, 2016 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2017

(Unaudited)

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine months ended January 31,
($ in thousands) (unaudited)	2017	2016	2017	2016
Investment management fees earned from the Value Line Funds, net of fee waivers	$3,674	$3,656	$10,991	$11,147
12b-1 fees and other fees, net of fee waivers	$1,438	$1,440	$4,357	$4,278
Other income (loss)	$57	$(57)	$136	$(84)
Investment management fee waivers (1)	$132	$48	$308	$143
12b-1 fee waivers (1)	$235	$235	$700	$848
Value Line’s non-voting revenues interest	$1,803	$1,825	$5,389	$5,546
EAM's net income (2)	$262	$188	$786	$710

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

	January 31,	April 30,
($ in thousands)	2017	2016
	(unaudited)
EAM's total assets	$60,354	$60,292
EAM's total liabilities (1)	(2,910)	(3,021)
EAM's total equity	$57,444	$57,271

(1) At January 31, 2017 and April 30, 2016, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues, interest and the 90% distributable share of its non-voting profits interest of $1,921,000 and $1,750,000, respectively.

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2017

(Unaudited)

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2017 (unaudited)	$60,354	$58,197	$-	$58,197
As of April 30, 2016	$60,292	$57,942	$-	$57,942

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

	Nine months ended January 31,
($ in thousands)	2017	2016
State and local income tax payments	$552	$183
Federal income tax payments to the Parent	$5,250	$2,695

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the nine months ended January 31, 2017 and January 31, 2016, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $321,000 and 322,000, respectively. During fiscal 2017 the U.S. Department of Labor Employee Benefits Security Administration examined the Plan for the period May 1, 2010 through March 17, 2016. As a result of the examination, the Plan sponsor decided to reimburse the Plan in the amount of $277,000 during fiscal 2017. The reimbursement was for fees received indirectly by the Plan sponsor from EAM, related to the Plan assets invested in the Value Line Mutual Funds, subsequent to Value Line's divestiture of its asset management and advisory business on December 23, 2010. Prior to then, Value Line received fees under a class exemption for certain transactions between investment companies and employee benefit plans. After the corporate restructuring, the fee payments may no longer have qualified under the exemption, and therefore, Value Line decided to pay the fees that it previously collected indirectly from EAM back to the Plan.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2017 and January 31, 2016, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2017 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense/(Benefit)	Amount Net of Tax
Change in unrealized gains on securities	$271	$(96)	$175
Less: Gains realized in net income	(39)	14	(25)
	$232	$(82)	$150

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2016 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense/(Benefit)	Amount Net of Tax
Change in unrealized losses on securities	$(147)	$52	$(95)
Less: Gains realized in net income	(105)	37	(68)
Add: Losses realized in net income	15	(5)	10
	$(237)	$84	$(153)

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2017

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2017, were $2.3 billion, 7.4% above total assets of $2.1 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2016.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.45%, 49.14% and 49.19% during the first, second and third quarters of fiscal 2017, respectively, and 50.05%, 50.16% and 50.14% during the first, second and third quarters of fiscal 2016, respectively.

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

	Three Months Ended January 31,		Nine months ended January 31,
($ in thousands)	2017	2016	2017	2016
Non-voting revenues interest in EAM	$1,803	$1,825	$5,389	$5,546
Non-voting profits interest in EAM	131	94	393	355
	$1,934	$1,919	$5,782	$5,901

At January 31, 2017, the Company's investment in EAM includes a receivable of $1,921,000 representing the quarterly distribution of 100% of the non-voting revenues share and 90% of its non-voting profits share.

Transactions with Parent:

During the nine months ended January 31, 2017 and January 31, 2016, the Company was reimbursed $252,000 and $96,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent"). There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2017 and April 30, 2016.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $5,250,000 and $2,695,000 to the Parent during the nine months ended January 31, 2017 and January 31, 2016, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of January 31, 2017, the Parent owned 88.87% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine months ended January 31,
($ in thousands)	2017	2016	2017	2016
Current tax expense:
Federal	$851	$906	$5,424	$2,916
State and local	166	62	506	189
Current tax expense	1,017	968	5,930	3,105
Deferred tax expense (benefit):
Federal	(282)	(271)	(870)	(449)
State and local	(325)	(1)	(387)	(222)
Deferred tax expense (benefit):	(607)	(272)	(1,257)	(671)
Income tax provision	$410	$696	$4,673	$2,434

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2017

(Unaudited)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset and deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2017	2016
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(150)	$(68)
Capital loss carryforward	-	86
Operating lease deferred obligation	-	58
Deferred professional fees	17	77
Deferred charges	460	250
Total federal tax benefit	327	403

State and local tax benefits:
Other	17	29
Total state and local tax benefits	17	29
Deferred tax asset, short term	$344	$432

	January 31,	April 30,
($ in thousands)	2017	2016
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,737	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	736	1,812
Other	134	8
Total federal tax liability	17,988	18,880

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,210	1,704
Deferred non-cash post-employment compensation	(42)	(60)
Depreciation and amortization	70	174
Other	(2)	(15)
Total state and local tax liabilities	1,236	1,803
Deferred tax liability, long term	$19,224	$20,683

At the end of each interim reporting period, the Company estimates the effective income tax rate to apply for the full fiscal year. The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2017 and January 31, 2016 were 33.48% and 28.78%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction mostly offset by the effect of the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), and the dividend received deduction.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine months ended January 31,
	2017	2016
U.S. statutory federal tax rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	-0.39%	-1.38%
Effect of dividends received deductions	-0.29%	-0.70%
Domestic production tax credit	-0.19%	-0.54%
Settlement of tax audits	-	-3.60%
Other, net	-0.65%	-
Effective income tax rate	33.48%	28.78%

The Company believes that, as of January 31, 2017, there were no material uncertain tax positions that would require disclosure to GAAP.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2017

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

	January 31,	April 30,
($ in thousands)	2017	2016
Land	$-	$726
Building and leasehold improvements	510	5,190
Furniture and equipment	3,748	4,156
	4,258	10,072
Accumulated depreciation and amortization	(3,360)	(6,451)
Total property and equipment, net	$898	$3,621

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

The Company capitalized $411,000 and $1,337,000 related to the development of software for internal use for the nine months ended January 31, 2017 and 2016, respectively. Capitalized software includes $215,000 and $975,000 of internal costs to develop software and $196,000 and $362,000 of third party programmers' costs for the nine months ended January 31, 2017, and January 31, 2016, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 3 to 5 years. Total amortization expenses for the nine months ended January 31, 2017 and January 31, 2016, were $3,558,000 and $1,985,000, respectively. An increase of $1,573,000 was primarily attributable to additional amortization of internally developed software costs related to the product production cycle that is expected to be upgraded during fiscal 2018.

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2016 (1)(2)	243,411	$3,040	$12.49	$1,350
Purchases effected in open market during the quarters ended:
July 31, 2016 (2)	32,714	$535	$12.95	$815
October 31, 2016 (2)	8,747	$146	$16.68	$669
January 31, 2017 (2)	-	$-	$-	$-
Balance as of January 31, 2017	284,872	$3,721	$13.06	$669

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2017

(Unaudited)

Note 12 - Lease Commitments:

In February 2017 the Company's headquarters and offices moved to a new location. On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. (“Value Line” or “Company”) and ABM Industries, Incorporated (“ABM” or the “Sublandlord”) commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000, which is scheduled to be reduced to $305,000 on September 30, 2021 and fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line an allowance of $417,000 which is expected to be applied against the Company’s costs and expenses related to the relocation to the new office facility or applied as additional free rent.

On February 29, 2016, the Company’s subsidiary Value Line Distribution Center (“VLDC”) and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the Lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse.

The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease.

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	($ in thousands)

2018	824
2019	1,366
2020	1,399
2021	1,432
2022 and thereafter	10,002
$15,023

For the nine months ended January 31, 2017 and 2016, rental expenses were $1,252,000 and $951,000, respectively.

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2017, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Note 14 - Gain on Sale of Operating Facility:

On July 29, 2016, Value Line closed the sale of its 85,000 sq ft distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received net proceeds of $11,555,000 and reported an increment to net profits after tax during the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were relocated to an alternative 24,110 sq ft leased facility (See Note 12).

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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2017; and other risks and uncertainties arising from time to time.

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

Asset Management and Mutual Fund Distribution Businesses

Since December 23, 2010, EULAV Asset Management Trust (“EAM”) provides the investment management services to the Value Line Funds and provides distribution, marketing, and administrative services to the Value Line® Mutual Funds ("Value Line Funds"). Value Line holds substantial non-voting revenues and non-voting profits interests in EAM.

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.45%, 49.14% and 49.19% during the first, second and third quarters of fiscal 2017, respectively, and 50.05%, 50.16% and 50.14% during the first, second and third quarters of fiscal 2016, respectively.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

The nation's economy turned in an uninspiring performance in 2016, with the U.S. gross domestic product gaining just 1.6%, according to recently released data by the government. That was well down from the comparable 2015 level of increase. In all, this weaker showing reflected declines in nonresidential fixed investment and private inventory investment, and decelerating gains in residential construction and personal consumption expenditures.

However, things are likely to improve gradually in 2017, with selective strengthening in business capital investment, government spending, and consumer activity probably giving the nation's aging, but still underwhelming, business expansion a moderate lift going forward. In all, GDP will probably increase by just over 2% in the now-ending first quarter, and by progressively more than that over the concluding nine months, boosted, as well, by expected lower tax rates and modest increases in infrastructure spending. However, most of the benefits from these latter policy changes will first be felt in 2018. By that time growth--which could well increase by close to 2.5% this year--may ascend to near 3%.

Meanwhile, the global outlook remains unsettled. Heading the list of problems offshore are the uncertain growth prospects in China (where that nation's maturing economy will almost certainly lead to progressively slower rates of growth), a slightly better, but still uncertain, outlook in Europe, which continues to suffer the after effects of earlier weakness,  and uncertainty regarding oil, trade agreements, and currencies.

Finally, there are questions on the home front, now that a new Administration is in place with an ambitious program likely on the way. Also, questions are mounting with regard to Federal Reserve policies, which are likely to reflect a somewhat more restrictive approach to monetary endeavors. However, questions on the timing and degree of this monetary shift still need to be answered.

Results of Operations for the Three and Nine Months Ended January 31, 2017 and January 31, 2016

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2017	2016	Change	2017	2016	Change
Income from operations	$(212)	$557	-138.1%	$7,948	$2,342	239.4%
Revenues and profits interests from EAM Trust	$1,934	$1,919	0.8%	$5,782	$5,901	-2.0%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$1,722	$2,476	-30.5%	$13,730	$8,243	66.6%
Gain on sale of operating facility	-	-	n/a	$8,123	-	n/a
Operating expenses	$8,859	$8,042	10.2%	$25,993	$23,726	9.6%
Income from securities transactions, net	$132	$133	-0.8%	$226	$215	5.1%
Income before income taxes	$1,854	$2,609	-28.9%	$13,956	$8,458	65.0%
Net income	$1,445	$1,913	-24.5%	$9,283	$6,024	54.1%
Earnings per share	$0.15	$0.20	-25.0%	$0.96	$0.62	53.2%

During the nine months ended January 31, 2017, the Company’s net income of $9,283,000, or $0.96 per share, was $3,259,000 or 54.1% above net income of $6,024,000, or $0.62 per share, for the nine months ended January 31, 2016. During the nine months ended January 31, 2017 there were 9,724,377 average common shares outstanding as compared to 9,787,208 average common shares outstanding during the nine months ended January 31, 2016. Income from operations of $7,948,000 for the nine months ended January 31, 2017 which included additional depreciation and amortization expense of $1,526,000 was $5,606,000 above income from operations of $2,342,000 for the nine months ended January 31, 2016. Loss from operations of $212,000 for the three months ended January 31, 2017 was $769,000 below income from operations of $557,000 for the three months ended January 31, 2016 primarily as a result of a decrease in the capitalization of internal salaries and benefits expenses for digital project development of $300,000 and an additional depreciation and amortization expense of $208,000 during the third quarter of fiscal 2017. During the three months ended January 31, 2017, the Company’s net income of $1,445,000, or $0.15 per share, was $468,000 or 24.5% below net income of $1,913,000, or $0.20 per share, for the three months ended January 31, 2016. During the first nine months of fiscal 2017 both net income and income from operations included a pre-tax gain of $8,123,000 from the sale of the Company's operating facility for which it received proceeds of $11,555,000 on July 29, 2016. The fulfillment and mailing operations housed within the facility were relocated to a leased facility within close proximity.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2017	2016	Change	2017	2016	Change
Investment periodicals and related publications:
Print	$3,446	$3,842	-10.3%	$10,601	$11,979	-11.5%
Digital	4,022	4,135	-2.7%	12,146	12,221	-0.6%
Total investment periodicals and related publications	7,468	7,977	-6.4%	22,747	24,200	-6.0%
Copyright data fees	1,179	622	89.5%	3,071	1,868	64.4%
Gain on sale of operating facility	-	-	n/a	8,123	-	n/a
Total operating revenues	$8,647	$8,599	0.6%	$33,941	$26,068	30.2%

During the nine months ended January 31, 2017 total publishing revenues from investment periodicals and related publications excluding copyright data fees were $22,747,000, which is 6.0% below the total publishing revenues excluding copyright data fees of $24,200,000 during the nine months ended January 31, 2016. During the nine months ended January 31, 2017, the Company’s decrease in the publishing revenues was partially the result of 39 weeks of print revenues recorded in the first nine months of fiscal 2017 as compared to 40 weeks recorded in the first nine months of fiscal 2016. The remaining decrease in print publications revenue is primarily a result of a 9.9% decrease in print circulation at January 31, 2017.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2017		2016		2017		2016
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	10.3%	13.4%	11.5%	13.5%	12.7%	16.2%	11.2%	18.7%
Conversion and Renewal Sales	89.7%	86.6%	88.5%	86.5%	87.3%	83.8%	88.8%	81.3%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the nine months ended January 31, 2017 new sales of print publications increased as a percent of the total gross print sales as a result of an increase in new print sales. Conversion and renewal sales of print orders decreased from the prior fiscal year. New sales of digital publications decreased as a percent of the total gross digital sales as a result of a decrease in new digital sales orders. Conversion and renewal sales of digital orders increased over the prior fiscal year as a result of increased efforts by our in-house Retail and Institutional Sales departments.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2017	2016	2016	Jan-17 vs. Apr-16	Jan-17 vs. Jan-16
Unearned subscription revenue (current and long term liabilities)	$24,239	$25,442	$24,333	-4.7%	-0.4%

Unearned subscription revenue as of January 31, 2017 is comparable with January 31, 2016 and is 4.7% below April 30, 2016. The decline from April 30, 2016, reflects both curtailed advertising for order generation and the fact that April 30th is the usual annual peak. Further, a certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $22,747,000 decreased $1,453,000, or 6.0%, for the nine months ended January 31, 2017, as compared to the prior fiscal year. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at January 31, 2017 was 9.2% below total product line circulation at January 31, 2016. The Company has been successful in growing revenues from digitally-delivered investment periodicals within the institutional market. Institutional Sales generated total sales orders of $9,687,000 for the nine months ended January 31, 2017 which were comparable with total sales orders of $9,747,000 for the nine months ended January 31, 2016. This growth continues a positive trend for Institutional Sales. We have also benefited from “converting” some customers from retail to the more robust professional priced services.

Digital publications revenues of $12,146,000 during the nine months ended January 31, 2017 were comparable with the prior fiscal year. Revenues from institutional digital publications increased 1.5% as compared to the prior fiscal year. Digital publications revenues from retail subscribers decreased 5.7% as compared to the prior fiscal year.   Total digital circulation at January 31, 2017 was 8.2% below total digital circulation at January 31, 2016.

Print publication revenues of $10,601,000 decreased $1,378,000 or 11.5% for the nine months ended January 31, 2017 as compared to the prior fiscal year. Revenues from institutional print publications increased 7.4% while print publications revenues from retail subscribers decreased 14.4% for the nine months ended January 31, 2017, as compared to the prior fiscal year. This includes the effect of 39 weeks of print revenues recorded in the first nine months of fiscal 2017 versus 40 weeks recorded in the first nine months of fiscal 2016. Total print circulation at January 31, 2017 was 9.9% below total print circulation at January 31, 2016.

The Company has relied more on its personnel selling efforts in both the institutional segment and retail retention and sales, as the ability to obtain orders profitably through traditional direct marketing plateaus. The majority of the Company’s subscribers have traditionally been individual investors who generally receive printed publications via U.S. Mail on a weekly basis. Individual investors interested in digitally-delivered investment information have access to both free and subscription equity research from many sources. Continuing factors that have contributed to the decline in the retail digital investment periodicals and related publications revenues include competition in the form of free or low cost investment research on the Internet and research provided by brokerage firms at no direct cost to their clients. Further, there appears to be a relative decline in individuals’ interest in holding specific stocks as compared with ETFs, mutual funds and participation in retirement plans. In order to address competition the Company has emphasized its lower-priced “starter” levels of service. Also many of the professional subscribers to the Company’s digital and print retail products have been successfully converted to a higher priced Institutional product, with the peak impact of such movement probably behind us. The Company offers quality publications on mutual funds, but they have achieved only modest market share. In fiscal 2017 the Company reduced the number of campaigns for The Value Line Investment Survey and the Value Line 600, as compared to fiscal 2016.

Value Line serves principally individual and professional investors in stocks who pay, primarily on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research including a period of intensive promotion of “starter” services and publications.

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. For the six month period ended January 31, 2017, the combined Ranking System “Timeliness Rank 1 & 2” stocks’ increase of 6.6% outperformed the S&P 500 Index’s increase of 4.8% during the comparable period. For the twelve month period ended January 31, 2017, the combined Ranking System “Rank 1 & 2” stocks’ increase of 22.4% outperformed the S&P 500 Index’s increase of 17.5% during the comparable period. For the twelve month period ended January 31, 2017, the Ranking System “Performance Rank 1 & 2” smaller-capitalized stocks’ increase of 31.5% outperformed the Russell 2000 index’s increase of 31.0% during the comparable period. The Ranking System “Safety Rank 1, 2 & 3” stocks are reliable protection for equity investors in bear markets.

During the three and nine months ended January 31, 2017, copyright data fees of $1,179,000 and $3,071,000, respectively, were 89.5% and 64.4% above the comparable periods of the prior fiscal year. As of January 31, 2017, total third party sponsored assets were attributable to three contracts for copyright data representing $3.2 billion in various products, as compared to four contracts for copyright data representing $1.3 billion in assets at January 31, 2016.

The Company believes this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, on competition and on fluctuations in segments of the equity markets. Our quantitative specialists are seeking to develop and confirm reliable models for additional copyright data products, including Ranking System-based concepts as well as other proprietary quantitative models.

Gain on sale of operating facility

On July 29, 2016, Value Line closed the sale of its 85,000 sq ft distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received proceeds of $11,555,000 and reported an increment to net profits after tax for the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were relocated to an alternative 24,110 sq ft leased facility.

Investment management fees and services – (unconsolidated)

The Company has a substantial non-voting revenues and non-voting profits interests in EAM, the investment adviser and distributor of the Value Line Mutual Funds. The Company does not report this operation as a separate business segment, although it maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests.

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2017, were $2.3 billion, which is $159 million, or 7.4%, above total assets of $2.1 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2016, reflecting market appreciation offset by net redemptions in all but three of the Value Line Funds over the calendar year ended January 31, 2017.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold. The two funds consequently continue to experience net redemptions.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2017	2016	Change
Variable annuity assets ("GIAC")	$393	$388	1.3%
All other open end equity and hybrid fund assets	1,780	1,613	10.4%
Total equity and hybrid funds	2,173	2,001	8.6%
Fixed income funds	129	142	-9.2%
Total EAM managed net assets	$2,302	$2,143	7.4%

The Daily Income Fund managed by Reich & Tang Asset Management LLC was liquidated on July 29, 2015. In fiscal years 2017 and 2016 the Value Line Fund shareholders were provided a money market fund alternative investment managed by Federated Government Obligations Fund.

EAM has successfully broadened distribution, particularly within the Adviser/Independent Broker Dealer (“IBD”) channel. Assets in that channel are up $115 million or 23% year over year, due to ongoing growth in gross sales and market appreciation. The channel is approximately 70% of gross sales for the year.   Due to stronger gross annual sales that are approximately 13% greater than that of the prior year, the Advisor/IBD channel continues to be positive and the leading channel for net sales for the period. Approximately 500 Financial Advisors purchased Value Line Funds for the first time through December 2016. The marketing efforts have led to over 3,000 financial advisers (individual reps or RIAs) owning a Value Line fund as of January 31, 2017. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

Starting fiscal 2016 the Core Bond Fund was modified to no longer waive 12b-1 fees, but to cap the overall fund’s expense ratio, 12b-1 fee waivers were removed on the Asset Allocation Fund, and also a portion of the 12b-1 waivers were removed on the SAM and Centurion Funds.

As of January 31, 2017, four of the six Value Line equity mutual funds, excluding SAM and Centurion, held an overall four star rating by Morningstar, Inc. Additionally, as of January 31, 2017, one of the six equity and hybrid funds is in the top quartile of their respective peer groups for the one year period and four of the six funds are in the top quartile for the three year period according to Lipper. At this time last year, all six equity and hybrid funds were in the top quartile of their respective peer groups for one year and four of the six were in the top quartile for the three year period according to Lipper. Since September 30, 2015 the Value Line Asset Allocation Fund and the Value Line Small Cap Opportunities Fund have been in the top quartile of their category for 1, 3, 5, and 10 year periods according to Lipper.

The Value Line Small Cap Opportunities Fund is recognized on a select list at Lincoln Financial. As of June 30, 2015 Fidelity has added the Value Line Small Cap Opportunities Fund as a Fidelity Fund Pick. The Small Cap Opportunities Fund and the Mid Cap Focused Fund were named “Category Kings” in The Wall Street Journal in calendar 2016. The Value Line Income & Growth Fund is a recent year-to-date Category King for balanced funds. In November 2015 four funds: the Small Cap Opportunities Fund, the Larger Companies Focused Fund, the Asset Allocation Fund, and the Income and Growth Fund launched a new Institutional Class of shares. With the creation of institutional shares EAM has the opportunity to place the Value Line Mutual Funds on distribution platforms that offer exclusively those funds shares that have eliminated all 12b-1 fees from their fee structure.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the nine months ended January 31, 2017, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $10,991,000, 12b-1 fees and other fees of $4,357,000 and other income of $136,000 which includes, dividend, interest and licensing fees income. For the same period, total investment management fee waivers were $308,000 and 12b-1 fee waivers for four Value Line Funds were $700,000. During the nine months ended January 31, 2017, EAM's net income was $786,000 after giving effect to Value Line’s non-voting revenues interest of $5,389,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the nine months ended January 31, 2016, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $11,147,000, 12b-1 fees and other fees of $4,278,000 and a loss of $84,000 which is mark to market for the seed capital relating to the new fund launches and the institutional shares. For the same period, total investment management fee waivers were $143,000 and 12b-1 fee waivers for four Value Line Funds were $848,000. During the nine months ended January 31, 2016, EAM's net income was $710,000 after giving effect to Value Line’s non-voting revenues interest of $5,546,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of January 31, 2017, four of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 77.3%, variable annuity funds issued by GIAC represent 17.1%, and fixed income fund assets represent 5.6%, respectively, of total fund assets under management (“AUM”) as of January 31, 2017. At January 31, 2017, equity, hybrid and GIAC variable annuities AUM increased by 8.6% and fixed income AUM decreased by 9.2% as compared to the prior fiscal year.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2017	2016	Change	2017	2016	Change
Non-voting revenues interest	$1,803	$1,825	-1.2%	$5,389	$5,546	-2.8%
Non-voting profits interest	131	94	39.4%	393	355	10.7%
	$1,934	$1,919	0.8%	$5,782	$5,901	-2.0%

During the nine months ended January 31, 2017 and January 31, 2016, the Company recorded revenues of $5,782,000 and $5,901,000, respectively, consisting of $5,389,000 and $5,546,000, from its non-voting revenues interest in EAM and $393,000 and $355,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2017	2016	Change	2017	2016	Change
Advertising and promotion	$908	$1,036	-12.4%	$2,436	$2,768	-12.0%
Salaries and employee benefits	4,621	3,882	19.0%	12,830	11,586	10.7%
Production and distribution	2,134	2,003	6.5%	6,958	6,033	15.3%
Office and administration	1,196	1,121	6.7%	3,769	3,339	12.9%
Total expenses	$8,859	$8,042	10.2%	$25,993	$23,726	9.6%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses of $25,993,000 for the nine months ended January 31, 2017 increased $2,267,000, or 9.6%, as compared to the nine months ended January 31, 2016 primarily due to additional depreciation and amortization expense of $1,526,000 and a decrease in the capitalization of internal salaries and benefits expenses for digital project development of $760,000 in fiscal 2017. For the three months ended January 31, 2017 operating expenses increased $817,000 or 10.2% as compared to the three months ended January 31, 2016 primarily as a result of a decrease in the capitalization of internal salaries and benefits expenses for digital project development of $300,000 and additional depreciation and amortization expense of $208,000, as compared to the third quarter of the prior fiscal year.

Advertising and promotion

Advertising and promotion expenses of $908,000 during the three months ended January 31, 2017 decreased $128,000 or 12.4%, as compared to the third quarter of the prior fiscal year as a result of a decrease in direct mail campaigns expense during the third quarter of fiscal 2017.

Advertising and promotion expenses of $2,436,000 during the nine months ended January 31, 2017 decreased $332,000 or 12.0%, as compared to the prior fiscal year. The decrease in direct mail expenses of $227,000 during the nine months ended January 31, 2017, is mainly attributable to a reduction in the number of campaigns for The Value Line Investment Survey and The Value Line 600, as compared to fiscal 2016 partially offset by an increase in direct marketing for Value Line Select: Dividend Income & Growth in fiscal 2017. There were three direct mail campaigns for The Value Line Investment Survey and two for The Value Line 600 during the nine months ended January 31, 2017 as compared to four direct mail campaigns for The Value Line Investment Survey and four for The Value Line 600 in the comparable period of the prior fiscal year. During the nine months ended January 31, 2017 sales commissions decreased $66,000 and third party telemarketing expenses decreased $57,000 as compared to fiscal 2016.

Salaries and employee benefits

During the three and nine months ended January 31, 2017 salaries and employee benefits of $4,621,000 and $12,830,000, respectively, increased $739,000 or 19.0% and $1,244,000 or 10.7%, respectively, above the comparable periods in the prior fiscal year which included the effect of a decrease in the capitalization of internal salaries and benefits expenses for digital project development of $300,000 and $760,000, respectively, during the three and nine months ended January 31, 2017, as compared to the prior fiscal year.  The remaining increases in salaries and employee benefits, primarily in the Information Technology department related to augmenting the Company’s digital infrastructure and production processes and Institutional Sales departments including recruiting fees, were partially offset by decreases in salaries and employee benefits in Human Resources and fulfillment and distribution operations at VLDC during the three and nine months ended January 31, 2017.

Production and distribution

During the three and nine months ended January 31, 2017 production and distribution expenses of $2,134,000 and $6,958,000, respectively, increased 6.5% and 15.3% above the comparable periods in the prior fiscal year.

During the nine months ended January 31, 2017, production and distribution expenses increased $925,000 above the prior fiscal year. A major increase of $1,526,000 was attributable to additional amortization of internally developed software costs related to the product production cycle that is expected to be upgraded during fiscal 2018. Additional increases in production costs include a $93,000 increase in production support of the Company’s website, statistical reporting and framework upgrade costs and a $43,000 increase in outside data services due to modified delivery of financial product pricing services. These increases in production costs were offset by a $500,000 annual savings due to the Company’s transition to an alternative vendor - equity data provider effective January 1, 2016. Distribution expenses decreased $149,000 in fiscal 2017 due to switching to United States Postal Service delivery of subscriber binders from a private carrier, consolidating freight carriers and a 9.9% decline in print circulation during the nine months ended January 31, 2017 as compared to the prior fiscal year. Also a decline in print circulation resulted in a $76,000 decrease in paper and printing costs.

Office and administration

During the three and nine months ended January 31, 2017 office and administration expenses of $1,196,000 and $3,769,000, respectively, increased 6.7% and 12.9% above the comparable periods in the prior fiscal year. During the nine months ended January 31, 2016 total increase in office and administration costs of $430,000 included a $76,000 increase in professional fees related to sales and income tax audits by regulators, a $38,000 increase in telephone communication and information system costs (primarily communication software used by the in-house retail sales group), a $78,000 increase in antivirus software licenses, a $301,000 increase in space rental primarily due to overlapping rent expenses for financial statement purposes related to the Company’s New York City office facility and a $40,000 increase in moving costs (NJ and NY facilities). In accordance with GAAP, we spread a free rent period and other concessions over the term of our new NYC sublease, commencing on December 1, 2016. In fact, however, the Company will pay no cash rent for the New York City office facility from December 2016 through May 2017.

Income from Securities Transactions, net

During the three and nine months ended January 31, 2017 and January 31, 2016 the Company’s income from securities transactions, net, primarily derived from dividend income, was $132,000 and $226,000, respectively. In fiscal 2017 income from securities transactions, net, included capital gain distribution from ETFs of $39,000 which compares to capital gain distribution from ETFs of $105,000 in fiscal 2016.There were no gains or losses from sales of equity securities, proceeds of which were $14,000 during the nine months ended January 31, 2017. During the nine months ended January 31, 2016 sales of equity securities generated proceeds of $8,789,000 and resulted in a $15,000 capital loss.

Lease Commitments

In February 2017 the Company's headquarters and offices moved to a new location. On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. (“Value Line” or “Company”) and ABM Industries, Incorporated (“ABM” or the “Sublandlord”) commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000, which is scheduled to be reduced to $305,000 on September 30, 2021 and fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line an allowance of $417,000 which is expected to be applied against the Company’s costs and expenses related to the relocation to the new office facility or applied as additional free rent.

On February 29, 2016, the Company’s subsidiary Value Line Distribution Center (“VLDC”) and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the Lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2017 and January 31, 2016 were 33.48% and 28.78%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction and mostly offset by the effect of the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), and the dividend received deduction.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $1,502,000 as of January 31, 2017 and negative working capital $6,346,000 as of April 30, 2016. These amounts include short term unearned revenue of $18,947,000 and $20,516,000 reflected in total current liabilities at January 31, 2017 and April 30, 2016, respectively. Cash and short term securities were $21,473,000 and $16,759,000 as of January 31, 2017 and April 30, 2016, respectively.

The Company’s cash and cash equivalents include $5,401,000 and $12,037,000 at January 31, 2017 and April 30, 2016, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Securities and Exchange Act and invest primarily in short term U.S. government securities.

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2017, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Cash from operating activities

The Company had cash outflows from operating activities of $5,241,000 during the nine months ended January 31, 2017 compared to cash inflows from operations of $317,000 during the nine months ended January 31, 2016. The increase in cash outflows of $5,558,000 from fiscal 2016 to fiscal 2017 resulted from the payment of additional income taxes of $2,924,000, primarily attributable to the sale of the Company’s VLDC operating facility, the timing of receipts from copyright data sales, a decrease in unearned income from prepaid subscription orders and timing of payments of invoices and prepayments to vendors including the U.S. Post Office.

Cash from investing activities

The Company’s cash inflows from investing activities of $4,293,000 during the nine months ended January 31, 2017, compared to cash inflows from investing activities of $9,372,000 for the nine months ended January 31, 2016. Cash inflows for the nine months ended January 31, 2017, were lower primarily due to investing $10,089,000 in fixed income and equity securities from the proceeds of $11,555,000 from sale of the Company’s operating facility as compared to $3,959,000 invested in equity securities from the $8.8 million of proceeds from sales of securities classified as available for sale during fiscal 2016. Additionally, the Company invested $469,000 in a bank money market fund and pledged this investment to represent cash securing a Bank Letter of Credit issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Cash from financing activities

During the nine months ended January 31, 2017, the Company’s cash outflows from financing activities were $5,646,000 and compared to cash outflows from financing activities of $5,212,000 for the nine months ended January 31, 2016. Cash outflows for financing activities included $681,000 and $609,000, respectively, for the repurchase of 41,461 and 41,453 shares of the Company’s common stock under the September 19, 2012 board of directors approved common stock repurchase program, during fiscal years 2017 and 2016, respectively. Quarterly dividend payments of $0.17 per share during the nine months ended January 31, 2017 aggregated $4,965,000 as compared to $4,603,000 aggregated quarterly dividend payments of $0.15 per share during the first quarter and $0.16 per share during the second and third quarters of the prior fiscal year.

On January 19, 2017, the Board of Directors of Value Line declared a quarterly dividend of $0.17 per share. At January 31, 2017 there were 9,715,128 common shares outstanding as compared to 9,768,043 common shares outstanding at January 31, 2016. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2017, retained earnings and liquid assets were $39,850,000 and $21,473,000, respectively.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. As of January 31, 2017 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $6,135,000 and $6,129,000, respectively. There were no fixed income securities at April 30, 2016.

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

Fixed Income Securities

Estimated Fair Value after
Hypothetical Change in Interest Rates
(in thousands)
(bp = basis points)
		1 yr.	1 yr.	1 yr.	1 yr.
	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease
As of January 31, 2017
Investments in securities with fixed maturities	$6,129	$6,130	$6,141	$6,123	n/a

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

The Company’s equity investment strategy has been to acquire equity securities across a diversity of industry group. The portfolio consists of ETFs held for dividend yield that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions. In order to maintain liquidity in these securities, the Company’s policy has been to invest in and hold in its portfolio, no more than 5% of the approximate average daily trading volume in any one issue.

As of January 31, 2017 and April 30, 2016, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend (NOBL) was $8,385,000 and $3,445,000, and the fair value was $8,816,000 and $3,637,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2017	Total Equity Securities	$8,816	30% increase	$11,461	4.48%
			30% decrease	$6,171	-4.48%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2016	Equity Securities and ETFs held for dividend yield	$3,637	30% increase	$4,728	2.05%
			30% decrease	$2,546	-2.05%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Company

The Company did not make any repurchases of common stock during the quarter ended January 31, 2017.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2016	-	-	-	$669,000
December 1 - 31, 2016	-	-	-	$669,000
January 1 - 31, 2017	-	-	-	$669,000
Total	-	-	-	$669,000

All shares represent shares repurchased pursuant to authorization of the Board of Directors. On September 19, 2012, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $3,000,000. As of January 31, 2017, $669,000 of the $3,000,000 authorization remains available.

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

Date: March 13, 2017