Form 10-K
period 2017-04-30
VALUE LINE INC
filed 2017-07-26
CIK 717720

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               [X] Yes [  ] No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            [X] Yes [  ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]            Accelerated filer [  ]        Non-accelerated filer [X ]          Smaller reporting company [   ]       Emerging growth company  [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2016 was $19,367,784.

There were 9,709,312 shares of the registrant’s Common Stock outstanding at June 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2017 Annual Meeting of Shareholders, to be held on September 27, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2017, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2017” are to the twelve month period from May 1, 2016 to April 30, 2017;

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

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2017, owns 88.9% of the outstanding shares of the common stock of the Company.

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

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, and The Value Line Special Situations Service®) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers. These services also make use of Value Line’s proprietary statistical ranks and ratings. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections, highlighting a monthly stock with strong return potential and reasonable risk.  Value Line Select: Dividend Income & Growth represents Value Line's targeted coverage of high dividend yielding stocks. The Value Line Special Situations Service provides in-depth research analysis on small and mid-cap stocks.

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

Investment analysis software (The Value Line Investment Analyzer) includes data sorting and filtering tools. In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, Convertibles and Mutual Funds) via online.

The print and digital services include, but are not limited to the following:

The Value Line Investment Survey

The Value Line Investment Survey is an investment periodical research service providing both timely articles on economic, financial and investment matters and analysis and ranks for equity securities. Two of the evaluations for covered equity securities are "Timeliness™" and "Safety™.” “Timeliness” Ranks relate to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 stocks covered. Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative Financial Strength and its stock's Price Stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant. The Value Line Investment Survey is comprised of three parts: The "Summary & Index" provides updated Timeliness and Safety Ranks, selected financial data, and "screens" of key financial measures; the "Ratings & Reports" section contains updated reports on about 130 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four model portfolios managed by analysts covering a range of investment approaches. A fifth model portfolio, delivered via a weekly email newsletter, was added to this service in June 2014.

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

 Value Line Investment Analyzer

Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing more than 230 data fields for various industries and indices and for the approximately 1,700 stocks covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply numerous charting and graphing variables for comparative research.  In addition to containing digital replicas of the entire Value Line Investment Survey, the Value Line Investment Analyzer includes 20-minute delayed data updates through its integration with the Value Line databases via the Internet.  The software also includes a portfolio module that lets users create and track their own stock portfolios in depth with up to five years of historical financial data for scrutinizing performance, risk, yield and return.  Value Line Investment Analyzer Professional is a more comprehensive product which covers approximately 6,000 stocks and allows subscribers to create both standardized and customized screens.

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

Digital Services

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

Value Line  Pro Elite digital service includes The Value Line Investment Survey®  and The Value Line Investment Survey® — Small & Mid-Cap. Pro Elite service package aimed at professional industry includes digital access to full reports and Value Line proprietary ranks on approximately 3,500 stocks. In addition, our database of mostly microcap firms adds approximately 2,500 names, for a total of about 6,000 stocks. Five years’ history is included. Online tools include screener, alerts, watch-lists and charting. Downloading and print capabilities are included. Less expensive variant with fewer features is also available.

The Value Line Investment Survey – Library Basic covers the 1,700 stocks included in The Value Line Investment Survey, drawn from nearly 100 industries, and representing 90% of total U.S. daily trading volume. There are over 340 data fields that can be applied to help you make more informed decisions. Value Line has led its subscribers towards financial success by satisfying the demand for actionable insights and tools to manage any investment.

The Value Line Investment Survey – Library Elite offers libraries digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 3,500 stocks, along with one year of full-detail history. Online tools include screener, and charting. Print capabilities are included. A less expensive variant with fewer features is also available.

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

Value Line’s primary copyright data products are structured as ETFs, Unit Investment Trusts, all of which have in common some degree of reliance on the Value Line Ranking System for their portfolio creation. These products are offered and distributed by independent sponsors.

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

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interests in these businesses were restructured as non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2017, were $2.4 billion, which is $192 million, or 8.6%, above total assets of $2.2 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2016.

Total net assets of the Value Line Funds at April 30, 2017, were:

($ in thousands)

Value Line Small Cap Opportunities	$499,537
Value Line Income & Growth Fund	346,296
Value Line Premier Growth Fund	330,775
Value Line Asset Allocation Fund	310,493
Value Line Strategic Asset Management Fund	264,012
Value Line Larger Companies Focused Fund	244,278
Value Line Mid Cap Focused Fund	145,650
Value Line Centurion Fund	138,823
Value Line Core Bond Fund	64,506
Value Line Tax Exempt Fund	58,353
Value Line Defensive Strategies Fund	8,451
Value Line VIP Equity Advantage Fund	2,560

Total EAM managed net assets	$2,413,734

Investment management fees and distribution service fees (which we refer to as “12b-1fees”) vary among the Value Line Funds and may be subject to certain limitations. Certain investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line Performance Ranking System in selecting securities for purchase or sale. Each Ranking System seeks to compare the estimated probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 or 1,800 (Performance System) stocks under review and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets. Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com. Each mutual fund may use "Value Line" in its name only to the extent permitted by the terms of the EAM Declaration of Trust.

D. Wholly-Owned Operating Subsidiaries

Wholly-owned operating subsidiaries of the Company as of April 30, 2017 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyright data.

2.	Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company's publications.

3.

Value Line Distribution Center, Inc. (“VLDC”) provides subscription fulfillment services and subscriber relations services for Value Line’s publications and continues to distribute Value Line’s print publications.

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

F. Investments

As of April 30, 2017 and April 30, 2016, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $16,576,000 and $3,637,000, respectively, including equity securities and fixed income securities classified as available-for-sale on the Consolidated Balance Sheets. As of April 30, 2017, the Company held equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend (NOBL). As of April 30, 2017, the Company held fixed income securities which consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. As of April 30, 2016, the Company held equity securities classified as available-for-sale, which consisted of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), Proshares Trust S&P 500 Dividend (NOBL) and First Trust Total US Market Alphadex ETF (TUSA). The Company did not hold any fixed income securities at April 30, 2016.

G. Employees

At April 30, 2017, the Company and its subsidiaries employed 183 people.

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

H. Principal Business Segments

The information with respect to revenues from external customers and profit and loss of the Company's identifiable principal business segments is incorporated herein by reference to Note 17 of the Notes to the Company's Consolidated Financial Statements included in this Form 10-K.

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

J. Executive Officers of the Registrant

       The following table lists the names, ages (at June 30, 2017), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	63

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

Stephen R. Anastasio	58	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

EAM is dependent upon management contracts and service and distribution contracts with the Value Line Funds under which these fees are paid. As required by the Investment Company Act of 1940 (the “1940 Act”), the Trustees/Directors of the Funds, all of whom are independent of the Company and of EAM, have the right to terminate such contracts. If any of these contracts are terminated, not renewed, or amended to reduce fees, EAM’s financial results, and consequently, the amount of cash flow received by the Company from EAM, and the Company’s financial condition, may be adversely affected.

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

During the last several years, the Company has experienced a negative trend in retail print subscription revenue. It is expected that print revenues will continue to decline long term, while the Company emphasizes digital offerings. The Company has established the goal of maintaining competitive digital products and marketing them through traditional and digital channels to retail and institutional customers. However, the Company is not able to predict whether revenues from digital retail publications will grow more than print revenues decline, nor whether its initiatives to increase business in the professional investor market segment will continue to be successful.

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

Government regulations, any changes to government regulations, and regulatory proceedings and litigation may adversely impact the business.

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

As of April 30, 2017, AB&Co., Inc. beneficially owned 88.9% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company leases 24,726 square feet of office space at 551 Fifth Avenue in New York, NY. In addition to the New York office space, the Company leases a warehouse facility with 24,110 square feet in New Jersey. The facility primarily serves the fulfillment and the distribution operations of VLDC for the various Company publications and serves as a disaster recovery site for the Company.

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

The Company leased 44,493 square feet of office space at 485 Lexington Avenue in New York, NY from July 2013 to February 2017. Base rent under the Sublease was $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which was fully returned over the course of the sublease term.

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

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2017 was 38. As of June 29, 2017, the closing stock price was $18.39.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Dividend Declared Per Share

April 30, 2017	$18.36	$16.30	$0.18
January 31, 2017	$25.25	$17.38	$0.17
October 31, 2016	$19.45	$14.99	$0.17
July 31, 2016	$19.15	$14.05	$0.17

April 30, 2016	$16.39	$16.00	$0.17
January 31, 2016	$19.72	$15.61	$0.16
October 31, 2015	$16.60	$16.24	$0.16
July 31, 2015	$13.63	$13.63	$0.16

On July 21, 2017, the Board of Directors of Value Line declared a quarterly dividend of $0.18 per share to shareholders of record as of July 31, 2017 to be paid on August 11, 2017.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2017.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2017. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2017 through February 28, 2017	0	$-	0	$669,000
March 1, 2017 through March 31, 2017	808	17.25	808	655,000
April 1, 2017 through April 30, 2017	2,655	17.25	2,655	609,000
Total	3,463	$17.25	3,463	$609,000

(1)    On September 19, 2012, the Company's Board of Directors approved a share repurchase program, authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases will be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. During fiscal 2017, the Company repurchased an aggregate of 44,924 shares of the Company's common stock for $741,000 at an average price of $16.51 per share under the repurchase program. During fiscal 2016, the Company repurchased an aggregate of 52,907 shares of the Company's common stock for $796,000 at an average price of $15.03 per share under the repurchase program. During fiscal 2015, the Company repurchased an aggregate of 8,433 shares of the Company's common stock for $122,000 at an average price of $14.47 per share under the repurchase program.

Arnold Bernhard and Co., Inc. may purchase additional shares of common stock of the Company from time to time.

Item 6. SELECTED FINANCIAL DATA.

		Fiscal Years Ended April 30,
($ in thousands, except number of shares and earnings per share amounts)	2017	2016	2015	2014	2013
Revenues:
Investment periodicals and related publications	$30,168	$31,925	$32,676	$33,598	$31,940
Copyright data fees	4,406	2,621	2,847	2,733	3,900
Total investment periodicals and related publications	34,574	34,546	35,523	36,331	35,840
Gain on sale of operating facility	8,123	-	-	-	-

Total revenues	$42,697	$34,546	$35,523	$36,331	$35,840
Income from operations	$7,459	$1,880	$2,399	$2,501	$4,120
Revenues and profits interests from EAM Trust	$7,714	$7,651	$7,970	$7,499	$6,260
Income from securities transactions and other, net	$312	$477	$126	$178	$126
Net income	$10,367	$7,291	$7,292	$6,768	$6,619
Earnings per share, basic and fully diluted	$1.07	$0.75	$0.74	$0.69	$0.67
Total assets	$87,072	$86,507	$87,421	$86,875	$84,341
Long term liabilities	$24,628	$25,609	$26,768	$26,521	$23,962
Weighted average number of common shares outstanding	9,721,958	9,781,495	9,813,623	9,839,155	9,888,774
Cumulative cash dividends declared per share during the fiscal year	$0.69	$0.65	$0.60	$0.60	$0.60

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

The Company’s move to new headquarters in the third quarter of fiscal 2017 resulted in lower rent expense over the term of the sublease. However, rental expenses during fiscal 2017 included additional three month overlapping rent expense of $86,000 per month for the current office facility and $105,000 for the previously occupied office facility during the period from December 1, 2016 to February 28, 2017.

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

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.45%, 49.14%, 49.19% and 49.22% during the first, second, third and fourth quarters of fiscal 2017, respectively, and 50.05%, 50.16%, 50.14% and 49.97% during the first, second, third and fourth quarters of fiscal 2016, respectively.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

The nation's economy, which has been on an irregular path forward for almost the duration of the eight-year  expansion, faltered anew to start 2017. On point, after a relatively impressive final six months of last year, in which growth averaged close to 3%, seasonal slippage in some business categories, a marked deceleration in consumer spending, a drawdown in private inventories, and a decline in federal government spending combined to hold growth in check during the opening period this year. In all, gross domestic product growth eased off to a  pedestrian 1.4% in the first quarter.

Encouragingly, though, the advance, albeit still choppy in spots, is generally proceeding at a more reassuring pace, suggesting that growth should average better than 2% during the concluding nine months of this year. Recent data on employment, manufacturing, non-manufacturing, and certain housing categories, for example, give us some cause for optimism going forward. However, just as these variables are improving, we also are seeing some selective slowing in certain consumer areas, and the latest auto sales figures, which were down for June, were hardly cause for generating much optimism. In fact, retail spending, in general, softened last month.

Meanwhile, as we look further down the road, we are tentatively optimistic on the expectation that we will yet see some movement on the legislative front, as the Trump Administration continues to try and advance critical business friendly proposals, including health care revision and tax reform. Should the respective political parties come together later this year and advance some generally popular proposals, the economy could well get a modest further lift in 2018, bringing GDP growth up past 2.5%. Even without much help on the fiscal side, however, GDP should gain close to 2.5%, or better next year and then sustain a moderate pace of growth out to next decade.

On a less-optimistic note, the global outlook remains unsettled. Heading the list of problems offshore are uncertain trade and political relations with certain international powers, including China and Russia, the continuing volatile nature of oil prices, and the evolving nuclear threat from North Korea.

Finally, there are questions on the home front. These mostly center on the Federal Reserve's efforts to bring about a more normalized interest-rate structure. The uncertain outcome there, along with the persistence of elevated P/E ratios, are increasing the level of volatility in the financial markets, even as the underlying stock market trends and the basic fundamentals remain positive.

Results of Operations for Fiscal Years 2017, 2016 and 2015

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,
	2017	2016	2015		Change
($ in thousands, except earnings per share)				'17 vs. '16	'16 vs. '15
Income from operations including gain on sale of operating facility in fiscal 2017	$7,459	$1,880	$2,399	296.8%	-21.6%
Non-voting revenues and non-voting profits interests from EAM Trust	7,714	7,651	7,970	0.8%	-4.0%

Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$15,173	$9,531	$10,369	59.2%	-8.1%
Operating expenses	35,238	32,666	33,124	7.9%	-1.4%
Income from securities transactions, net	312	477	126	-34.6%	278.6%
Income before income taxes	$15,485	$10,008	$10,495	54.7%	-4.6%
Net income	$10,367	$7,291	$7,292	42.2%	0.0%
Earnings per share	$1.07	$0.75	$0.74	42.7%	1.4%

During the twelve months ended April 30, 2017, the Company’s net income of $10,367,000, or $1.07 per share, was $3,076,000 or 42.2% above net income of $7,291,000, or $0.75 per share, for the twelve months ended April 30, 2016. During the twelve months ended April 30, 2017 there were 9,721,958 average common shares outstanding as compared to 9,781,495 average common shares outstanding during the twelve months ended April 30, 2016. Income from operations of $7,459,000 for the twelve months ended April 30, 2017 which included additional depreciation and amortization expense of $806,000 was $5,579,000 above income from operations of $1,880,000 for the twelve months ended April 30, 2016. During the twelve months of fiscal 2017 both net income and income from operations included a pre-tax gain of $8,123,000 from the sale of the Company's operating facility for which it received net proceeds of $11,555,000 on July 29, 2016. The fulfillment and mailing operations housed within the facility were relocated to a nearby area of New Jersey. During the fourth quarter ended April 30, 2017, the Company’s reported loss from operations of $489,000 was the result of an increase in salaries and employee benefits primarily in the Information Technology department related to augmenting the Company’s digital infrastructure and production processes accompanied by increased expenses related to relocating the Company’s New York City office facility.

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

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2017	2016	2015	'17 vs. '16	'16 vs. '15
Investment periodicals and related publications:
Print	$14,094	$15,659	$16,553	-10.0%	-5.4%
Digital	16,074	16,266	16,123	-1.2%	0.9%
Total investment periodicals and related publications	30,168	31,925	32,676	-5.5%	-2.3%
Copyright data fees	4,406	2,621	2,847	68.1%	-7.9%
Gain on sale of operating facility	8,123	-	-	n/a	n/a
Total operating revenues	$42,697	$34,546	$35,523	23.6%	-2.8%

During the twelve months ended April 30, 2017 total publishing revenues from investment periodicals and related publications excluding copyright data fees were $30,168,000, which is 5.5% below the total publishing revenues excluding copyright data fees of $31,925,000 during the twelve months ended April 30, 2016. During the twelve months ended April 30, 2017, the Company’s decrease in the publishing revenues was partially the result of 52 weeks of print revenues recorded in the twelve months ended April 30, 2017 as compared to 53 weeks recorded in the twelve months ended April 30, 2016. The remaining decrease in print publications revenue is primarily a result of a 6.9% decrease in print circulation at April 30, 2017. Total publishing revenues from investment periodicals and related publications excluding copyright data fees were $32,676,000 during the twelve months ended April 30, 2015.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2017		2016		2015
	Print	Digital	Print	Digital	Print	Digital
New Sales	13.0%	14.6%	12.0%	16.3%	12.4%	18.6%
Conversion and Renewal Sales	87.0%	85.4%	88.0%	83.7%	87.6%	81.4%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2017 new sales of print publications increased as a percent of the total gross print sales as a result of an increase in new print gross sales to Institutions. Conversion and renewal sales of print orders decreased from the prior fiscal year. New sales of digital publications decreased as a percent of the total gross digital sales as a result of a decrease in new digital retail sales orders. Conversion and renewal sales of digital orders increased over the prior fiscal year as a result of increased efforts by our in-house Retail and Institutional Sales departments.

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

	As of April 30,			Change
($ in thousands)	2017	2016	2015	'17 vs. '16	'16 vs. '15
Unearned subscription revenue (current and long term liabilities)	$25,659	$25,442	$26,047	0.9%	-2.3%

Unearned subscription revenue as of April 30, 2017 is almost 1% above April 30, 2016 and is 2.3% below April 30, 2015. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues decreased $1,757,000, or 5.5%, for the twelve months ended April 30, 2017, as compared to fiscal 2016. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at April 30, 2017 was 7.1% below total product line circulation at April 30, 2016. The Company has been successful in growing revenues from digitally-delivered investment periodicals within the institutional market. Institutional Sales generated total sales orders of $14,757,000 for the twelve months ended April 30, 2017 which were $517,000 or 3.6%, above comparable total sales orders of $14,240,000, for the twelve months ended April 30, 2016. This growth continues a positive trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers. We have also benefited from “converting” some customers from lower cost retail to the more robust professional priced services. The retail telemarketing sales team generated total sales orders of $9,255,000 for the twelve months ended April 30, 2017 which were 2% above the prior fiscal year.

Digital publications revenues during the twelve months ended April 30, 2017, were $192,000 or 1.2% below fiscal 2016. Revenues from institutional digital publications increased $123,000 or 1.1% as compared to fiscal 2016. Digital publications revenues from retail subscribers decreased $316,000 or 6.8% with circulation decreasing by 7.4% for the twelve months ended April 30, 2017, as compared to fiscal 2016. During the twelve months ended April 30, 2017, $157,000 of retail digital revenues were converted to higher priced Institutional Sales orders generating $146,000 additional revenues.

Print publication revenues decreased $1,565,000 or 10.0% for the twelve months ended April 30, 2017 as compared to fiscal 2016. Revenues from institutional print publications increased $152,000 or 7.1% while print publications revenues from retail subscribers decreased $1,717,000 or 12.7% for the twelve months ended April 30, 2017, as compared to fiscal 2016. This includes the effect of 52 weeks of print revenues recorded in the twelve months ended April 30, 2017 as compared to 53 weeks recorded in the twelve months ended April 30, 2016. Total print circulation at April 30, 2017 was 6.9% below total print circulation at April 30, 2016.

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

Digital publications revenues during the twelve months ended April 30, 2016, were $143,000 above fiscal 2015. Revenues from institutional digital publications increased $749,000 or 6.9% as compared to fiscal 2015. Digital publications revenues from retail subscribers decreased $606,000 or 11.6% with circulation decreasing by 7.2% for the twelve months ended April 30, 2016, as compared to fiscal 2015. During the twelve months ended April 30, 2016, $191,000 of retail digital revenues were converted to higher priced Institutional Sales orders generating $159,000 additional revenues.

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

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business which also offers a number of specialized “models” for stock selection. The Ranking System is made available to EAM for specific uses without charge. For the six month period ended April 28, 2017, the combined Ranking System “Timeliness Rank 1 & 2” stocks’ increase of 13.8% outperformed the S&P 500 Index’s increase of 12.1% during the comparable period. For the twelve month period ended April 28, 2017, the combined Ranking System “Rank 1 & 2” stocks’ increase of 17.3% outperformed the S&P 500 Index’s increase of 15.4% during the comparable period.

During the twelve months ended April 30, 2017, copyright data fees of $4,406,000 were 68% above fiscal 2016. As of April 30, 2017, total third party sponsored assets were attributable to three contracts for copyright data representing $3.6 billion in various products, as compared to three contracts for copyright data representing $1.8 billion in assets at April 30, 2016. During the twelve months ended April 30, 2015, copyright data fees were $2,847,000 and total third party sponsored assets were attributable to four contracts for copyright data representing $2.3 billion in various products, in assets at April 30, 2015.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2017, were $2.4 billion, which is $192 million, or 8.6%, above total assets of $2.2 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2016, reflecting market appreciation offset by net redemptions in all but two of the twelve Value Line Funds over the twelve month period April 30, 2017.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2016, were $2.2 billion, which is $128 million, or 5.4%, below total assets of $2.4 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2015, reflecting market depreciation and the net redemptions over the past twelve months ended April 30, 2016.

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

Although sales and inflows for the Value Line Equity Funds during fiscal 2017 are comparable to fiscal 2016 which were up 57% as compared to fiscal 2015, the Value Line Funds continue to experience net redemptions and the associated net asset outflows (redemptions less new sales) for the last three fiscal years.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2017, 2016 and 2015.

Value Line Mutual Funds

Total Net Assets

For the Years Ended April 30,	2017	2016	2015	2017	2016
				vs.	vs.
				2016	2015
Value Line equity fund assets (excludes variable annuity)— beginning (1)	$1,681,698,049	$1,737,521,140	$1,647,890,976	-3.2%	5.4%
Sales/inflows	410,927,024	441,634,248	314,912,210	-7.0%	40.2%
Redemptions/outflows	(384,689,816)	(350,894,662)	(249,287,083)	9.6%	40.8%
Dividend and Capital Gain Distributions	(97,996,109)	(142,675,717)	(127,174,928)	-31.3%	12.2%
Market value change	267,090,750	(3,886,961)	151,179,966	6771.5%	-102.6%
Value Line equity fund assets (non-variable annuity)— ending	1,877,029,899	1,681,698,049	1,737,521,140	11.6%	-3.2%
Variable annuity fund assets — beginning (2)	$399,566,320	$459,820,828	$488,317,714	-13.1%	-5.8%
Sales/inflows	35,751,469	26,337,080	45,535,001	35.7%	-42.2%
Redemptions/outflows	(49,998,352)	(70,599,332)	(74,772,515)	-29.2%	-5.6%
Dividend and Capital Gain Distributions	(26,230,225)	(18,508,679)	(37,531,133)	41.7%	-50.7%
Market value change	46,305,950	2,516,423	38,271,762	1740.1%	-93.4%
Variable annuity fund assets — ending	405,395,163	399,566,320	459,820,828	1.5%	-13.1%
Fixed income fund assets — beginning (3)	$141,430,806	$153,016,581	$161,786,294	-7.6%	-5.4%
Sales/inflows	26,354,593	6,109,851	8,609,157	331.3%	-29.0%
Redemptions/outflows	(33,640,443)	(19,121,358)	(20,089,197)	75.9%	-4.8%
Dividend and Capital Gain Distributions	(42,068)	202,957	197,218	-120.7%	2.9%
Market value change	(2,793,571)	1,222,774	2,513,110	-328.5%	-51.3%
Fixed income fund assets — ending	131,309,317	141,430,806	153,016,581	-7.2%	-7.6%
Assets under management — ending	$2,413,734,379	$2,222,695,176	$2,350,358,550	8.6%	-5.4%

At April 30, 2015 $45 million of total assets were held in the Daily Income Fund managed by Reich & Tang Asset Management LLC which was liquidated on July 29, 2015. A money market alternative at Federated Government Obligations Fund was offered to Value Line Funds shareholders in fiscal 2017 and fiscal 2016.

EAM has successfully broadened distribution, particularly within the Adviser/Independent Broker Dealer (“IBD”) channel. Assets in that channel are up $120 million or 22% year over year, due to ongoing growth in gross sales and market appreciation. The channel is approximately 71% of gross sales for the year.   Due to stronger gross annual sales than that of the prior year, the Advisor/IBD channel continues to be positive and the leading channel for net sales for the period. The marketing efforts have led to over 3,800 financial advisers (individual reps or RIAs) owning a Value Line fund as of April 30, 2017. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

As of April 30, 2017, all six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. However, as of April 30, 2017, only two of the six equity and hybrid funds are in the top quartile of their respective peer groups for the one year period, although five of the six funds are in the top quartile for the three year period according to Morningstar. As of April 30, 2016, five of the six equity and hybrid funds were in the top quartile of their respective peer groups for one year and four of the six were in the top quartile for the three year period according to Morningstar.

Several of the Value Line Funds have received national recognition. The Value Line Small Cap Opportunities Fund is recognized on a select list at Lincoln Financial. Since June 30, 2015 Fidelity added the Value Line Small Cap Opportunities Fund as a Fidelity Fund Pick. The Small Cap Opportunities Fund and the Mid-Cap Focused Fund were named “Category Kings” in The Wall Street Journal in calendar 2017. The Value Line Income & Growth Fund is a recent year-to-date Category King for balanced funds. In November 2015 four funds: the Small Cap Opportunities Fund, the Larger Companies Focused Fund, the Asset Allocation Fund, and the Income and Growth Fund launched a new Institutional Class of shares. With the creation of institutional shares EAM has the opportunity to place the Value Line Mutual Funds on distribution platforms that offer exclusively those funds shares that have eliminated all 12b-1 fees from their fee structure.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2017, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $14,701,000, 12b-1 fees and other fees of $5,822,000 and other income of $205,000 which includes dividend, interest and licensing fees income. For the same period, total investment management fee waivers were $436,000 and 12b-1 fee waivers for four Value Line Funds were $923,000. During the twelve months ended April 30, 2017, EAM's net income was $1,038,000 after giving effect to Value Line’s non-voting revenues interest of $7,195,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2017, four of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 78.1%, variable annuity funds issued by GIAC represent 16.8%, and fixed income fund assets represent 5.1%, respectively, of total fund assets under management (“AUM”) as of April 30, 2017. At April 30, 2017, equity, hybrid and GIAC variable annuities AUM increased by 10.2% and fixed income AUM decreased by 12.8% as compared to fiscal 2016.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for fourth quarter of fiscal 2017 is 49.22%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2017	2016	2015	'17 vs. '16	'16 vs. '15
Non-voting revenues interest	$7,195	$7,211	$7,346	-0.2%	-1.8%
Non-voting profits interest	519	440	624	18.0%	-29.5%
	$7,714	$7,651	$7,970	0.8%	-4.0%

During the twelve months ended April 30, 2017 and April 30, 2016, the Company recorded revenues of $7,714,000 and $7,651,000, respectively, consisting of $7,195,000 and $7,211,000, from its non-voting revenues interest in EAM and $519,000 and $440,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2015, the Company recorded revenues of $7,970,000, consisting of $7,346,000, from its non-voting revenues interest in EAM and $624,000, from its non-voting profits interest in EAM.

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2017	2016	2015	'17 vs. '16	'16 vs. '15
Advertising and promotion	$3,473	$3,685	$4,984	-5.8%	-26.1%
Salaries and employee benefits	17,477	15,702	15,935	11.3%	-1.5%
Production and distribution	9,063	8,725	7,081	3.9%	23.2%
Office and administration	5,225	4,554	5,124	14.7%	-11.1%
Total expenses	$35,238	$32,666	$33,124	7.9%	-1.4%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $35,238,000 for the twelve months ended April 30, 2017, increased $2,572,000, or 7.9%, as compared to the twelve months ended April 30, 2016. The increase in expenses in fiscal 2017 resulted primarily from the additional depreciation and amortization of $806,000 attributable to additional amortization of internally developed software costs related to the product production cycle for which the upgrade is expected to be completed during fiscal 2018, a $1,035,000 decrease in capitalization of deferred software costs for digital product and database development and an increase in space rental and moving costs (New York City and New Jersey office facilities).

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

Advertising and promotion

Advertising and promotion expenses of $3,473,000 during the twelve months ended April 30, 2017 decreased $212,000 or 5.8%, as compared to fiscal 2016. The decrease in direct mail expenses of $275,000 during the twelve months ended April 30, 2017, is mainly attributable to a reduction in the number of campaigns for The Value Line Investment Survey and The Value Line 600, as compared to fiscal 2016 partially offset by an increase in direct marketing for Value Line Select: Dividend Income & Growth, The Value Line Small and Mid-Cap and Special Situations in fiscal 2017. There were four direct mail campaigns for The Value Line Investment Survey and three for The Value Line 600 during the twelve months ended April 30, 2017 as compared to five direct mail campaigns for The Value Line Investment Survey and six for The Value Line 600 in the comparable period of the prior fiscal year. During the twelve months ended April 30, 2017 sales commissions increased $96,000 as compared to fiscal 2016. In fiscal 2017 third-party telemarketing expenses decreased $66,000 as a result of eliminating dedicated representative as compared to the prior fiscal year. These decreases were offset by a $59,000 increase in general advertising and trade shows for Institutional Sales department.

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

Salaries and employee benefits

During the twelve months ended April 30, 2017 salaries and employee benefits of $17,477,000 increased $1,775,000 or 11.3% above fiscal 2016 which included the effect of a decrease in the capitalization of internal salaries and benefits expenses for digital project development of $1,035,000 during the twelve months ended April 30, 2017, as compared to fiscal 2016.  The remaining increases in salaries and employee benefits, primarily in the Information Technology department (“IT”) related to augmenting the Company’s digital infrastructure and production processes and Institutional Sales and Research departments including recruiting fees, were partially offset by decreases in salaries and employee benefits in Human Resources, Advertising and fulfillment and distribution operations at VLDC during the twelve months ended April 30, 2017.

Salaries and employee benefits of $15,702,000 during the twelve months ended April 30, 2016 were $233,000 or 1.5% below fiscal 2015’s primarily as a result of a decrease in salary and employee benefits in Institutional Sales, Information Technology, Advertising and Value Line Distribution Center (“VLDC”) and a restructuring of the incentive compensation program which were partially offset by an increase in Executive, Quantitative Research and Research departments. The capitalization of internal salaries and employee benefits expenses of $1,250,000 for digital project development decreased $442,000 during the twelve months ended April 30, 2016, as compared to fiscal 2015.

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

During the twelve months ended April 30, 2017, 2016 and 2015, the Company recorded profit sharing expenses of $345,000, $473,000 and $422,000, respectively.

Production and distribution

During the twelve months ended April 30, 2017, production and distribution expenses of $9,063,000 increased $338,000 or 3.9% above fiscal 2016. A major increase of $877,000 was attributable to additional amortization of internally developed software costs related to the product production cycle for which the upgrade is expected to be completed during fiscal 2018. Additional increases in production costs include a $333,000 increase in production support of the Company’s website, upgrade of the Company’s publishing and application operating system and Windows operating systems and framework. A $43,000 increase in outside data services was due to modified delivery of financial product pricing services. These increases in production costs were offset by a $477,000 annual savings resulting from the Company’s transition to an alternative provider of equity data effective January 1, 2016. Service mailers and distribution expenses decreased $251,000 in fiscal 2017 due to switching to United States Postal Service delivery of subscriber binders from a private carrier, consolidating freight carriers and a 6.9% decline in print circulation during the twelve months ended April 30, 2017 as compared to the prior fiscal year. Also a decline in print circulation resulted in an $81,000 decrease in paper and printing costs.

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

Office and administration

During the twelve months ended April 30, 2017 office and administration expenses of $5,225,000 increased $671,000 or 14.7% above fiscal 2016. During the twelve months ended April 30, 2016 total increase in office and administration costs included a $60,000 increase in telephone costs attributable to one-time additional circuit installation cost and purchasing additional licenses for remote access to work files, a $105,000 increase in antivirus software licenses and a $101,000 decrease in professional fees. A $409,000 increase in space rental is primarily due to overlapping rent expenses for financial statement purposes related to the Company’s New York City office facility and a $192,000 increase in moving costs (New Jersey and New York City office facilities). Increase in space rental includes $193,000 rent expense for the new New Jersey warehouse partially offset by $186,000 savings in VLDC utilities, depreciation and real estate taxes due to the VLDC building sale in July 2016 and additional three months overlapping rent expense of $86,000 per month for the current office facility and $105,000 for the previously occupied office facility during the period from December 1, 2016 to February 28, 2017 which is being offset by lower rent payments according to the sub-lease agreement with American Building Maintenance (“ABM” or the “Sublandlord”). In accordance with GAAP, we spread the benefit of a free rent period and other concessions over the term of our new NYC sublease, commencing on December 1, 2016. In fact, however, the Company is not paying cash rent for the new New York City office facility from December 2016 through September 2017.

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

The Company leased 44,493 square feet of office space at 485 Lexington Avenue in New York, NY from July 2013 to February 2017. Base rent under the Sublease was $1,468,269 per annum, subject to customary concessions in the Company’s favor and pass-through of certain increases in operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $489,423, which was fully returned over the course of the sublease term.

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

Income from Securities Transactions, net

	Fiscal Years Ended April 30,			Change
($ in thousands)	2017	2016	2015	'17 vs. '16	'16 vs. '15
Dividend income	$193	$142	$157	35.9%	-9.6%

Interest income	33	-	3	n/a	-100.0%

Capital gain distributions from ETFs	39	105	57	-62.9%	84.2%

Capital gain	-	224	-	-100.0%	n/a

Other	47	6	(91)	683.3%	-106.6%

Total income from securities transactions and other, net	$312	$477	$126	-34.6%	278.6%

During the twelve months ended April 30, 2017 and April 30, 2016 the Company’s income from securities transactions, net, primarily derived from dividend income, was $312,000 and $477,000, respectively. In fiscal 2017 income from securities transactions, net, included capital gain distribution from ETFs of $39,000 which compares to capital gain distribution from ETFs of $105,000 in fiscal 2016. There were no gains or losses from sales of equity securities, proceeds of which were $53,000 during the twelve months ended April 30, 2017. During the twelve months ended April 30, 2016 sales of equity securities generated proceeds of $10,206,000 and resulted in a $224,000 capital gain.

During the twelve months ended April 30, 2016 and April 30, 2015 the Company’s income from securities transactions, net, primarily derived from dividend income, realized capital gains from sales of equity securities and capital gain distributions from ETFs was $477,000 and $126,000, respectively. In fiscal 2016 income from securities transactions, net, included capital gain distributions from ETFs of $105,000 which compares to capital gain distributions from ETFs of $57,000 in fiscal 2015. During the twelve months ended April 30, 2016 sales of equity securities resulted in a $224,000 gain. There were no sales, or gains or losses from sales, of equity securities during the twelve months ended April 30, 2015.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2017, 2016 and 2015 were 33.05%, 27.15% and 30.52%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction. The fluctuation in the effective income tax rate during fiscal 2016 is primarily attributable to effect of the reduction in the allocation factors on the state and local deferred tax liability (primarily the gain on deconsolidation of EAM), reversal of excess income tax accruals established in past years that were resolved upon completion of the prior NYC and IRS audits and an increase in the domestic production tax credits. The fluctuation in the effective income tax rate during fiscal 2015 is primarily attributable to the write-off of the tax bases of goodwill.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $1,548,000 as of April 30, 2017 and negative working capital of $6,662,000 as of April 30, 2016. These amounts include short term unearned revenue of $20,188,000 and $20,516,000 reflected in total current liabilities at April 30, 2017 and April 30, 2016, respectively. Cash and short term securities were $23,133,000 and $16,759,000 as of April 30, 2017 and April 30, 2016, respectively.

The Company’s cash and cash equivalents include $6,066,000 and $12,037,000 at April 30, 2017 and April 30, 2016, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash outflows from operating activities of $3,678,000 during the twelve months ended April 30, 2017 compared to cash inflows from operations of $2,004,000 and $1,407,000 during the twelve months ended April 30, 2016 and 2015, respectively. The increase in cash outflows of $5,682,000 from fiscal 2016 to fiscal 2017 resulted from the payment of additional income taxes of $3,279,000, primarily attributable to the sale of the Company’s VLDC operating facility and the timing of payments of invoices and prepayments to vendors. The increase in cash flows from fiscal 2015 to fiscal 2016 was primarily attributable to the timing of vendor payments, an increase in earnings before non-cash items that resulted from cost controls offset by a decrease in unearned income from the receipt of prepaid subscription orders in fiscal 2016.

Cash from investing activities

The Company’s cash inflows from investing activities of $4,470,000 during the twelve months ended April 30, 2017 compared to cash inflows from investing activities of $12,207,000 and $4,689,000 for the twelve months ended April 30, 2016 and April 30, 2015, respectively. Cash inflows for the twelve months ended April 30, 2017 were lower than in fiscal 2016 primarily due to investing $13,228,000 in fixed income and equity securities from the net proceeds of $11,555,000 from the sale of the Company’s operating facility as compared to $3,854,000 invested in equity securities from the $10,206,000 of proceeds from sales of securities classified as available for sale during fiscal 2016. Additionally, the Company invested $469,000 in a bank money market fund and pledged this investment to represent cash securing a Bank Letter of Credit issued to the sublandlord as a security deposit for the Company's new leased corporate office facility. Cash inflows for the twelve months ended April 30, 2016 were higher than in fiscal 2015 due to the Company’s decision to sell its inverse equity ETF securities and lower its overall equity securities investment position and the decrease in the capitalized software project costs during fiscal 2016.

Cash from financing activities

During the twelve months ended April 30, 2017, the Company’s cash outflows from financing activities were $7,357,000 and compared to cash outflows from financing activities of $6,963,000 and $6,010,000 for the twelve months ended April 30, 2016 and 2015, respectively. Cash outflows for financing activities included $741,000, $796,000 and $122,000 for the repurchase of 44,924 shares, 52,907 shares and 8,433 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2017, 2016 and 2015, respectively. Quarterly dividend payments of $0.17 per share during fiscal 2017 aggregated $6,616,000. Quarterly dividend payments of $0.15 per share during the first quarter and $0.16 per share during the latter three quarters in fiscal 2016 aggregated $6,167,000 as compared to quarterly dividend payments of $0.15 per share totaling $5,888,000 in fiscal 2015.

At April 30, 2017 there were 9,711,665 common shares outstanding as compared to 9,756,589 common shares outstanding at April 30, 2016. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of April 30, 2017, retained earnings and liquid assets were $39,186,000 and $23,133,000, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be our fiscal year 2018 beginning May 1, 2017. Due to the full valuation allowance on our U.S. deferred tax assets, we do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02"). The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-2 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating the impact of this standard on the consolidated financial statements.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ( a consensus of the Emerging Issues Task Force) ( “ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company is in the process of evaluating the impact of this standard on the consolidated financial statements.

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

As of April 30, 2017 and 2016, the Company had $348,000 and $432,000, respectively, of deferred tax assets. In assessing the Company’s deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized in the Company’s tax filings.

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

Contractual Obligations

Below is a summary of certain contractual obligations of the Company as of April 30, 2017 ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	15,023	824	2,765	3,405	8,029
Purchase Obligations	-	-	-	-	-
Total	$15,023	$824	$2,765	$3,405	$8,029

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. As of April 30, 2017 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $7,484,000 and $7,479,000, respectively. There were no fixed income securities at April 30, 2016.

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

Fixed Income Securities

Estimated Fair Value after
Hypothetical Change in Interest Rates
(in thousands)

(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of April 30, 2017
Investments in securities with fixed maturities	$7,479	$7,473	$7,504	$7,473	n/a

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

As of April 30, 2017, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend (NOBL) was $8,385,000 and the fair value was $9,097,000. As of April 30, 2016, the aggregate cost of the equity securities classified as available-for-sale, which consisted of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), Proshares Trust S&P 500 Dividend (NOBL) and First Trust Total US Market Alphadex ETF (TUSA) was $3,445,000 and the fair value was $3,637,000. During the second quarter ended October 31, 2015, the Company made a decision to reduce its dividend paying ETF position and liquidate its non dividend paying inverse ETF positions.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage Increase
			Hypothetical	Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2017	Equity Securities and ETFs held for dividend yield	$9,097	30% increase	$11,826	4.69%
			30% decrease	$6,368	-4.69%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage Increase
			Hypothetical	Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2016	Equity Securities and ETFs held for dividend yield	$3,637	30% increase	$4,728	2.05%
			30% decrease	$2,546	-2.05%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)

($ in thousands, except per share amounts)

	Net Revenues	Income/ (Loss) from Operations	Revenues and Profits Interests in EAM Trust	Income/ (Loss) From Securities Trans. and Other, net	Net Income	Earnings Per Share

2017, by Quarter
First *	$16,644	$8,137	$1,916	$33	$6,358	$0.65
Second	8,650	23	1,932	61	1,480	0.15
Third	8,647	(212)	1,934	132	1,445	0.15
Fourth *	8,756	(489)	1,932	86	1,084	0.12
Total	$42,697	$7,459	$7,714	$312	$10,367	$1.07

2016, by Quarter
First	$8,832	$959	$2,042	$51	$2,119	$0.22
Second	8,637	826	1,940	31	1,992	0.20
Third	8,599	557	1,919	133	1,913	0.20
Fourth **	8,478	(462)	1,750	262	1,267	0.13
Total	$34,546	$1,880	$7,651	$477	$7,291	$0.75

2015, by Quarter
First	$9,070	$1,062	$2,022	$41	$2,036	$0.21
Second	9,261	1,046	1,949	66	1,982	0.20
Third	8,863	851	2,024	96	2,177	0.22
Fourth ***	8,329	(560)	1,975	(77)	1,097	0.11
Total	$35,523	$2,399	$7,970	$126	$7,292	$0.74

* During the first quarter of fiscal 2017 both net income and income from operations included a pre-tax gain of $8,123,000 from the sale of the Company's operating facility for which it received gross proceeds of $12,300,000 on July 29, 2016. During the fourth quarter ended April 30, 2017, the Company’s reported loss from operations of $489,000 was the result of an increase in salaries and employee benefits primarily in the Information Technology department related to augmenting the Company’s digital infrastructure and production processes, a decrease in the capitalization of internal salaries and benefits expenses for digital project development accompanied by increased expenses related to relocating the Company’s New York City office facility.

** During the fourth quarter ended April 30, 2016, the Company’s loss from operations of $462,000 was the result of accelerated amortization related to the cessation of software development for certain data galleries.

*** During the fourth quarter ended April 30, 2015, the Company’s loss from operations of $560,000 was the result of 12 weeks of print revenues recorded in the fourth quarter of fiscal 2015 as compared to 13 weeks recorded in the fourth quarter of fiscal 2014, accelerated write-off of $138,000 related to obsolete software and an additional direct mail campaign in the fourth quarter of fiscal 2015.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

             ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

Item 9A. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2017, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2017. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2017 and Principal Occupation	Director Since

Howard A. Brecher* (63). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer; Vice President and Secretary of the Company from prior to 2005 until January 2010; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. since prior to 2005.

Mr. Brecher has been an officer of the Company for more than 20 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

1992
Stephen P. Davis (65). Deputy Commissioner, New York City Police Department (“NYPD”), since January, 2014. Managing Member, Davis Investigative Group, LLC from 2001 to 2013. Mr. Davis serves as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He successfully managed his own business servicing the financial services industry and other clients for more than 11 years.	2010
Alfred R. Fiore (61). Retired Chief of Police, Westport, CT. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT from 2004 to 2011 and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (60). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012
Stephen R. Anastasio* (58). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 25 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (67). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for more than 20 years.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2017, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2017.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2017 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	88.9%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2017, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard A. Brecher	1,200	*
Stephen R. Anastasio	500	*
Glenn J. Muenzer	300	*
Stephen P. Davis	200	*
Alfred R. Fiore	300	*
Mary Bernstein	200	*
All directors and executive officers as a group (6 persons)	2,700	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 88.9% of the outstanding shares of the Company’s common stock as of April 30, 2017, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2017 and April 30, 2016, the Company was reimbursed $383,000 and $164,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2017 or April 30, 2016. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2017 and 2016, the Company made payments to AB&Co. for federal income taxes amounting to $6,824,000 and $3,545,000, respectively.

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

During the twelve months ended April 30, 2017 and April 30, 2016, the Company recorded revenues of $7,714,000 and $7,651,000, respectively, consisting of $7,195,000 and $7,211,000, from its non-voting revenues interest in EAM and $519,000 and $440,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2015, the Company recorded revenues of $7,970,000, consisting of $7,346,000, from its non-voting revenues interest in EAM and $624,000, from its non-voting profits interest in EAM.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $1,919,000 and $1,750,000 at April 30, 2017 and April 30, 2016, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2017 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees paid to the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2017	2016	2015
Audit fees	$148,600	$148,000	$144,850
Audit-related fees	26,345	31,700	6,625
Tax related fees	185,630	137,395	105,568
Total	$360,575	$317,095	$257,043

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees the Company paid Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2017 and 2016 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Company's Board of Directors approves all services provided by Horowitz & Ullmann, P.C., prior to the provision of those services. The Audit Committee has not adopted any specific pre-approval policies and procedures.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements - See Part II Item 8.

All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

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

10.2

Form of Servicing and Reimbursement Agreement between the Company and AB&Co. Inc., dated as of November 1, 1982, is incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Value Line, Inc. filed with the SEC on April 7, 1983.

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

10.6(a)

Agreement of Sublease, dated as of February 7, 2013, for the Company’s premises at 485 Lexington Ave., New York, NY, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed with the SEC on March 13, 2013.

10.6(b)

Lease Modification, dated as of February 7, 2013, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed with the SEC on March 13, 2013.

10.7

Agreement of Lease, dated as of February 29, 2016, between the Company’s subsidiary, VLDC and SPG 205 Chubb Ave., Lyndhurst, NJ, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 filed with the SEC on March 11, 2016.

10.8

Agreement of Sublease, dated as of October 3, 2016, possession commencing December 1, 2016 for The Company’s premises at 551 Fifth Ave., New York, NY and Consent of Landlord dated November 30, 2016, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 filed with the SEC on December 13, 2016.

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

Dated: July 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer

Glenn Muenzer

Director

/s/ Stephen P. Davis

Stephen Davis

Director

/s/ Alfred R. Fiore

Alfred Fiore

Director

/s/ Mary Bernstein

Mary Bernstein

Director

Dated: July 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Value Line, Inc.

We have audited the accompanying consolidated balance sheets of Value Line, Inc. (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2017. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value Line, Inc. as of April 30, 2017, and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ Horowitz & Ullmann, P.C.

New York, NY

July 25, 2017

Part II

Item 8.

Value Line, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	April 30,	April 30,
	2017	2016

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $6,066 and $12,037, respectively)	$6,557	$13,122
Securities available-for-sale	16,576	3,637
Accounts receivable, net of allowance for doubtful accounts of $20 and $22, respectively	1,018	1,254
Prepaid and refundable income taxes	72	126
Prepaid expenses and other current assets	1,567	1,381
Deferred income taxes	348	432
Total current assets	26,138	19,952

Long term assets:
Investment in EAM Trust	58,223	57,942
Restricted money market investments	469	-
Property and equipment, net	1,239	3,621
Capitalized software and other intangible assets, net	1,003	4,992
Total long term assets	60,934	66,555

Total assets	$87,072	$86,507

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,257	$2,669
Accrued salaries	1,285	1,066
Dividends payable	1,748	1,659
Accrued taxes on income	112	388
Unearned revenue	20,188	20,516
Total current liabilities	24,590	26,298

Long term liabilities:
Unearned revenue	5,471	4,926
Deferred charges	432	-
Deferred income taxes	18,725	20,683
Total long term liabilities	24,628	25,609
Total liabilities	49,218	51,907

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	39,186	35,524
Treasury stock, at cost (288,335 shares and 243,411 shares, respectively)	(3,781)	(3,040)
Accumulated other comprehensive income, net of tax	458	125
Total shareholders' equity	37,854	34,600

Total liabilities and shareholders' equity	$87,072	$86,507

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Income

(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2017	2016	2015

Revenues:
Investment periodicals and related publications	$30,168	$31,925	$32,676
Copyright data fees	4,406	2,621	2,847
Total publishing revenues	34,574	34,546	35,523
Gain on sale of operating facility	8,123	-	-
Total revenues	42,697	34,546	35,523

Expenses:
Advertising and promotion	3,473	3,685	4,984
Salaries and employee benefits	17,477	15,702	15,935
Production and distribution	9,063	8,725	7,081
Office and administration	5,225	4,554	5,124
Total expenses	35,238	32,666	33,124
Income from operations	7,459	1,880	2,399

Revenues interest in EAM Trust	7,195	7,211	7,346
Profits interest in EAM Trust	519	440	624
Income from securities transactions, net	312	477	126
Income before income taxes	15,485	10,008	10,495
Income tax provision	5,118	2,717	3,203
Net income	$10,367	$7,291	$7,292

Earnings per share, basic & fully diluted	$1.07	$0.75	$0.74

Weighted average number of common shares	9,721,958	9,781,495	9,813,623

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Fiscal Years Ended
	April 30,
	2017	2016	2015

Net income	$10,367	$7,291	$7,292

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on securities, net of taxes	333	20	(141)
Other comprehensive income/(loss)	333	20	(141)
Comprehensive income	$10,700	$7,311	$7,151

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Fiscal Years Ended
	April 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$10,367	$7,291	$7,292
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	4,623	3,817	2,715
Non-voting revenues interest in EAM Trust	(7,195)	(7,211)	(7,346)
Non-voting profits interest in EAM Trust	(519)	(440)	(624)
Realized gain on sales of operating facilty	(8,123)	-	-
Realized gain on sales of equity securities	-	(329)	-
Deferred rent	265	(200)	(200)
Deferred income taxes	(1,711)	(1,301)	(237)
Other, net	(60)	-	-
Changes in operating assets and liabilities:
Unearned revenue	217	(605)	923
Accounts payable & accrued expenses	(1,245)	915	(642)
Accrued salaries	219	(153)	(130)
Accrued taxes on income	(620)	(2)	(249)
Prepaid and refundable income taxes	54	(12)	61
Prepaid expenses and other current assets	(186)	79	47
Accounts receivable	236	155	(203)
Total adjustments	(14,045)	(5,287)	(5,885)
Net cash (used in)/provided by operating activities	(3,678)	2,004	1,407

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	53	10,206	57
Purchases of equity securities	(4,993)	(3,854)	(656)
Proceeds from sales of fixed income securities	750	-	-
Purchases of fixed income securities	(8,235)	-	-
Revenues distribution received from EAM Trust	7,053	7,372	7,238
Profits distributions received from EAM Trust	440	445	594
Net proceeds from sale of operating facility	11,555	-	-
Restricted money market investment	(469)	-	-
Acquisition of property and equipment	(1,276)	(227)	(120)
Expenditures for capitalized software	(408)	(1,735)	(2,424)
Net cash provided by investing activities	4,470	12,207	4,689

Cash flows from financing activities:
Purchase of treasury stock at cost	(741)	(796)	(122)
Dividends paid	(6,616)	(6,167)	(5,888)
Net cash used for financing activities	(7,357)	(6,963)	(6,010)
Net change in cash and cash equivalents	(6,565)	7,248	86
Cash and cash equivalents at beginning of year	13,122	5,874	5,788
Cash and cash equivalents at end of year	$6,557	$13,122	$5,874

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Fiscal Years Ended April 30, 2017, 2016 and 2015

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

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2016	10,000,000	$1,000	$991	(243,411)	$(3,040)	$35,524	$125	$34,600

Net income						10,367		10,367
Change in unrealized gains on securities, net of taxes							333	333
Purchase of treasury stock				(44,924)	(741)			(741)
Dividends declared						(6,705)		(6,705)
Balance as of April 30, 2017	10,000,000	$1,000	$991	(288,335)	$(3,781)	$39,186	$458	$37,854

Dividends declared per share were $0.17 for each of the three months ending July 31, 2016, October 31, 2016 and January 31, 2017 and $0.18 for the three months ended April 30, 2017.

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

Prior to December 23, 2010 (the "Restructuring Date"), VLI, through its direct subsidiary EULAV Asset Management LLC ("EAM LLC"), provided investment management services to the Value Line Funds, institutions and individual accounts, and, through EAM LLC's subsidiary EULAV Securities, Inc. ("ESI"), provided distribution, marketing, and administrative services to the Value Line Funds. On December 23, 2010, the Company deconsolidated the asset management and mutual fund distribution subsidiaries and exchanged its controlling interest in these subsidiaries for a non-voting revenues interest and a non-voting profits interest in EULAV Asset Management Trust, a Delaware business statutory trust ("EAM" or "EAM Trust"), the successor to EAM LLC and the sole member of EULAV Securities LLC ("ES"), the successor to ESI, (the "Restructuring Transaction"). Pursuant to the EAM Declaration of Trust dated as of December 23, 2010 (the "EAM Trust Agreement"), VLI granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking System information to EAM for use in managing the Value Line Funds.

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

Value Line, Inc.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements:

In November 2015, the FASB issued ASU 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be our fiscal year 2018 beginning May 1, 2017. Due to the full valuation allowance on our U.S. deferred tax assets, we do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02"). The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-2 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating the impact of this standard on the consolidated financial statements.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ( a consensus of the Emerging Issues Task Force) ( “ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company is in the process of evaluating the impact of this standard on the consolidated financial statements.

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

Value Line, Inc.

Notes to Consolidated Financial Statements

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

Level 1 – quoted prices in active markets for identical investments

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,066	$-	$-	$6,066
Securities available-for-sale	16,576	-	-	16,576
	$22,642	$-	$-	$22,642

	As of April 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$12,037	$-	$-	$12,037
Securities available-for-sale	3,637	-	-	3,637
	$15,674	$-	$-	$15,674

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2017 and April 30, 2016, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2017, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2017 and April 30, 2016, cash equivalents included $6,066,000 and $12,037,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Note 2-Supplementary Cash Flow Information:

	Fiscal Years Ended April 30,
($ in thousands)	2017	2016	2015
State and local income tax payments	$560	$188	$238
Federal income tax payments to the Parent	$6,824	$3,545	$3,366

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2017, were $2.4 billion, which is $192 million, or 8.6%, above total assets of $2.2 billion in the Value Line Funds managed by EAM at April 30, 2016.

Starting January 2015, the Value Line VIP Equity Advantage Fund was added to the Guardian Pro Series Variable Annuities. The fund is an open end fund that invests primarily in a basket of closed-end funds.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and at least 90% of the Company's 50% interest in the residual profits of EAM which are payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.45%, 49.14%, 49.19% and 49.22% during the first, second, third and fourth quarters of fiscal 2017, respectively, and 50.05%, 50.16%, 50.14% and 49.97% during the first, second, third and fourth quarters of fiscal 2016, respectively.

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $1,919,000 and $1,750,000 at April 30, 2017 and April 30, 2016, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2017	2016	2015
Non-voting revenues interest in EAM	$7,195	$7,211	$7,346
Non-voting profits interest in EAM	519	440	624
	$7,714	$7,651	$7,970

Transactions with Parent:

During the fiscal years ended April 30, 2017 and April 30, 2016, the Company was reimbursed $383,000 and $164,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2017 or April 30, 2016.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2017, 2016, and 2015, the Company made payments to the Parent for federal income tax amounting to $6,824,000, $3,545,000, and $3,366,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2017, the Parent owned 88.9% of the outstanding shares of common stock of the Company.

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

Value Line, Inc.

Notes to Consolidated Financial Statements

As of April 30, 2017, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend (NOBL) was $8,385,000 and the fair value was $9,097,000. As of April 30, 2016, the aggregate cost of the equity securities classified as available-for-sale, which consisted of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), Proshares Trust S&P 500 Dividend (NOBL) and First Trust Total US Market Alphadex ETF (TUSA) was $3,445,000 and the fair value was $3,637,000. During the second quarter ended October 31, 2015, the Company made a decision to reduce its dividend paying ETF position and liquidate its non dividend paying inverse ETF positions. The liquidated portfolio of investments generated an annual dividend return averaging 3% annually during the years it was held.

Proceeds from sales of equity securities classified as available-for-sale during the twelve months ended April 30, 2017 were $53,000 and capital gain distributions of $39,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheet to the Consolidated Statement of Income. There was no gain or loss on sales of equity securities classified as available-for-sale during fiscal 2017. The increase in gross unrealized gains on equity securities classified as available-for-sale of $520,000, net of deferred taxes of $183,000 was included in Shareholders' Equity at April 30, 2017. Proceeds from sales of equity securities classified as available-for-sale during the twelve months ended April 30, 2016 were $10,206,000 and the related capital gains of $224,000 and capital gain distributions of $105,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheet to the Consolidated Statement of Income. The increase in gross unrealized gains on equity securities classified as available-for-sale of $29,000, net of deferred taxes of $9,000 was included in Shareholders' Equity at April 30, 2016. There were capital gain distributions from certain ETFs of $39,000 and $105,000, respectively, during fiscal years 2017 and 2016.

The carrying value and fair value of securities available-for-sale at April 30, 2017 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$8,385	$712	$-	$9,097

The carrying value and fair value of securities available-for-sale at April 30, 2016 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$3,445	$194	$(2)	$3,637

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. The aggregate cost and fair value at April 30, 2017 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$4,384	$4	$(3)	$4,385
Due 1 year through 5 years	3,100	-	(6)	3,094
Total investment in government debt securities	$7,484	$4	$(9)	$7,479

The increase in gross unrealized losses of $5,000 on fixed income securities classified as available-for-sale net of deferred income tax of $1,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2017.

The average yield on the Government debt securities classified as available-for-sale at April 30, 2017 was 0.40%.

There were no fixed income securities at April 30, 2016. There were no sales or proceeds from maturities and sales of government debt securities classified as available-for-sale during the fiscal years ended April 30, 2016.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2017	2016	2015
Dividend income	$193	$142	$157
Interest income	33	-	3
Capital gain distribution from ETFs (1)	39	105	57
Capital gains (2)	-	224	-
Other	47	6	(91)
Total income from securities transactions and other, net	$312	$477	$126

(1) Capital gain distributions of $39,000, $105,000 and $57,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2017, 2016 and 2015, respectively.

(2) Capital gains of $224,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2016.

Value Line, Inc.

Notes to Consolidated Financial Statements

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Financial Statements. Realized gains and losses are recorded on the trade date in the Consolidated Statements of Income when securities are sold, mature or are redeemed. As of April 30, 2017 and April 30, 2016, gross unrealized gains of $515,000 and $192,000, net of deferred taxes of $182,000 and $68,000, respectively, are recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2017 and April 30, 2016, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $58,223,000 and $57,942,000, respectively.

The value of VLI’s investment in EAM at April 30, 2017 and April 30, 2016 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2017	2016	2015
Investment management fees earned from the Value Line Funds, net of waivers shown below	$14,701	$14,548	$15,014
12b-1 fees and other fees, net of waivers shown below	$5,822	$5,669	$5,459
Other income/(loss)	$205	$(14)	$34
Investment management fee waivers and reimbursements (1)	$436	$262	$192
12b-1 fee waivers (1)	$923	$1,071	$1,518
Value Line’s non-voting revenues interest	$7,195	$7,211	$7,346
EAM's net income (2)	$1,038	$880	$1,248

(1) During fiscal 2017, 2016 and 2015 investment management fee waivers and reimbursements primarily related to one Value Line Mutual Fund and the 12b-1 fee waivers related to four of the Value Line Mutual Funds, respectively.

(2) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2017	2016
EAM's total assets	$60,432	$60,292
EAM's total liabilities (1)	(2,931)	(3,021)
EAM's total equity	$57,501	$57,271

(1) At April 30, 2017 and 2016, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $1,919,000 and $1,750,000, respectively.

Note 5-Variable Interest Entity:

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

Value Line, Inc.

Notes to Consolidated Financial Statements

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2017	$60,432	$58,223	$-	$58,223
As of April 30, 2016	$60,292	$57,942	$-	$57,942

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

	As of April 30,
($ in thousands)	2017	2016

Land	$-	$726
Building and leasehold improvements	789	5,190
Furniture and equipment	3,865	4,156
	4,654	10,072
Accumulated depreciation and amortization	(3,415)	(6,451)
Total property and equipment, net	$1,239	$3,621

Note 7-Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2017	2016	2015
Current tax expense (benefit):
Federal	$6,360	$3,799	$3,197
State and local	469	219	243
	6,829	4,018	3,440
Deferred tax expense (benefit):
Federal	(1,299)	(839)	(83)
State and local	(412)	(462)	(154)
	(1,711)	(1,301)	(237)
Income tax provision:	$5,118	$2,717	$3,203

Value Line, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset and deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2017	2016
Federal tax benefit (liability):
Unrealized gains on securities available-for-sale	$(249)	$(68)
Capital loss carryforward	-	86
Operating lease exit obligation	151	58
Deferred professional fees	17	77
Deferred charges	402	250
Total federal tax benefit	321	403

State and local tax benefits:
Other - deferred charges	28	29
Total state and local tax benefits	28	29
Deferred tax asset, short term	$349	$432

	Fiscal Years Ended April 30,
($ in thousands)	2017	2016
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,742	$17,679
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	454	1,812
Other	(45)	8
Total federal tax liability	17,532	18,880

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,206	1,704
Deferred non-cash post-employment compensation	(42)	(60)
Depreciation and amortization	31	174
Deferred professional fees	(2)	(15)
Total state and local tax liabilities	1,193	1,803
Deferred tax liability, long term	$18,725	$20,683

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

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2017, 2016 and 2015 were 33.05%, 27.15% and 30.52%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction. The fluctuation in the effective income tax rate during fiscal 2016 is primarily attributable to the effect of the reduction in the allocation factors on the state and local deferred tax liability (primarily the gain on deconsolidation of EAM), reversal of excess income tax accruals established in past years that were resolved upon completion of the prior NYC and IRS audits and an increase in the domestic production tax credits. The fluctuation in the effective income tax rate during fiscal 2015 is primarily attributable to the write-off of the tax bases of goodwill.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Fiscal Years Ended April 30,
	2017	2016	2015
U.S. statutory federal rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	-0.88%	-3.39%	-0.15%
Effect of dividends received deductions	-0.33%	-0.41%	-0.40%
Write off goodwill	-	-	-1.62%
Domestic production tax credit	-0.17%	-0.33%	-0.44%
Other, net	-0.57%	-3.72%	-1.87%
Effective income tax rate	33.05%	27.15%	30.52%

Value Line, Inc.

Notes to Consolidated Financial Statements

The Company believes that, as of April 30, 2017, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent. The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability/(benefit) as if it filed a separate return. Beginning with the fiscal year ended April 30, 2017, the Company will file combined income tax returns with the Parent on a unitary basis in certain states as a result of changes in state tax regulations. The Company does not anticipate any significant tax implications from the change to unitary state tax filing.

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

Note 8-Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2017, 2016 and 2015, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $345,000, $473,000 and $422,000, respectively. During fiscal 2017 the U.S. Department of Labor Employee Benefits Security Administration examined the Plan for the period May 1, 2010 through March 17, 2016. As a result of the examination, the Plan sponsor decided to reimburse the Plan in the amount of $277,000 during fiscal 2017. The reimbursement was for fees received indirectly by the Plan sponsor from EAM, related to the Plan assets invested in the Value Line Mutual Funds, subsequent to Value Line's divestiture of its asset management and advisory business on December 23, 2010. Prior to then, Value Line received fees under a class exemption for certain transactions between investment companies and employee benefit plans. After the corporate restructuring, the fee payments may no longer have qualified under the exemption, and therefore, Value Line decided to pay the fees that it previously collected indirectly from EAM back to the Plan.

Note 9-Lease Commitments:

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
$15,023

For the fiscal years ended April 30, 2017, 2016 and 2015, rental expenses were $1,677,000, $1,268,000 and $1,268,000, respectively. The rental expenses during fiscal 2017 included additional three month overlapping rent expense of $86,000 per month for the current office facility and $105,000 for the previously occupied office facility during the period from December 1, 2016 to February 28, 2017 which is being offset by lower rent payments according to the sub-lease agreement with American Building Maintenance (“ABM” or the “Sublandlord”).

Value Line, Inc.

Notes to Consolidated Financial Statements

Note 10-Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, no single customer accounted for a significant portion of the Company's sales in fiscal 2017, 2016 or 2015, nor its accounts receivable as of April 30, 2017 or 2016.

Note 11-Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2017 and April 30, 2016, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Balance Sheets. As of April 30, 2017 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2017 are as follows:

	Fiscal Year Ended April 30, 2017
($ in thousands)	Amount Before Tax	Tax Expense/ (Benefit)	Amount Net of Tax
Change in unrealized gains on securities	$476	$(168)	$308
Less: Gains realized in net income	39	(14)	25
	$515	$(182)	$333

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

The Company capitalized $407,000 and $1,681,000 related to the development of software for internal use for the twelve months ended April 30, 2017 and 2016, respectively. Total capitalized software includes $215,000 and $1,250,000 of internal costs to develop software and $192,000 and $431,000 of third party programmers' costs for the years ended April 30, 2017 and April 30, 2016, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 3 to 5 years. Total amortization expenses for the years ended April 30, 2017, 2016 and 2015 were $4,397,000, $3,520,000, and $2,421,000, respectively. Amortization expense in fiscal 2017 included an increase of $877,000 of production expenses primarily attributable to additional amortization of internally developed software costs related to the product production cycle that is expected to be upgraded during fiscal 2018.

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

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2014 (1)	182,071	$2,122	$11.65	$2,268
Purchases effected in open market (2)	8,433	$122	$14.47	$2,146
Balance as of April 30, 2015	190,504	$2,244	$11.78	$2,146
Purchases effected in open market (2)	52,907	$796	$15.05	$1,350
Balance as of April 30, 2016	243,411	$3,040	$12.49	$1,350
Purchases effected in open market (2)	44,924	$741	$16.51	$609
Balance as of April 30, 2017	288,335	$3,781	$13.11	$609

(1) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012; 18,400 shares were acquired prior to the repurchase program authorized in January 2011.

(2) Were acquired during the $3 million repurchase program authorized in September 2012.

Note 14-Copyright Data Fees:

During the twelve months ended April 30, 2017, copyright data fees of $4,406,000 were 68% above fiscal 2016. As of April 30, 2017, total third party sponsored assets were attributable to three contracts for copyright data representing $3.6 billion in various products, as compared to three contracts for copyright data representing $1.8 billion in assets at April 30, 2016.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at April 30, 2017, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Note 16 - Gain on Sale of Operating Facility:

On July 29, 2016, Value Line closed the sale of its 85,000 sq ft distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received net proceeds of $11,555,000 and reported an increment to net profits after tax during the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were relocated to an alternative 24,110 sq ft leased facility (See Note 9).

Note 17-Business Segments:

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