Form 10-Q
period 2017-07-31
VALUE LINE INC
filed 2017-09-13
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]	Emerging growth company [ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 25, 2017

Common stock, $0.10 par value	9,707,788 shares

VALUE LINE INC.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	July 31,	April 30,
	2017	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $6,217 and $6,066, respectively)	$6,309	$6,557
Securities available-for-sale	17,710	16,576
Accounts receivable, net of allowance for doubtful accounts of $21 and $20, respectively	1,043	1,018
Prepaid and refundable income taxes	70	72
Prepaid expenses and other current assets	1,292	1,567
Total current assets	26,424	25,790

Long term assets:
Investment in EAM Trust	58,454	58,223
Restricted money market investment	469	469
Property and equipment, net	1,407	1,239
Capitalized software and other intangible assets, net	838	1,003
Total long term assets	61,168	60,934

Total assets	$87,592	$86,724

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$866	$1,257
Accrued salaries	1,379	1,285
Dividends payable	1,748	1,748
Accrued taxes on income	1,107	112
Unearned revenue	19,257	20,188
Total current liabilities	24,357	24,590

Long term liabilities:
Unearned revenue	5,588	5,471
Deferred charges	691	432
Deferred income taxes	18,583	18,377
Total long term liabilities	24,862	24,280
Total liabilities	49,219	48,870

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	39,653	39,186
Treasury stock, at cost (290,688 and 288,335 shares, respectively)	(3,821)	(3,781)
Accumulated other comprehensive income, net of tax	550	458
Total shareholders' equity	38,373	37,854

Total liabilities and shareholders' equity	$87,592	$86,724

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial StatementsValue Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended
	July 31,
	2017	2016

Revenues:
Investment periodicals and related publications	$7,440	$7,650
Copyright data fees	1,474	871
Total publishing revenues	8,914	8,521
Gain on sale of operating facility	-	8,123
Total revenues	8,914	16,644

Expenses:
Advertising and promotion	795	908
Salaries and employee benefits	4,500	3,908
Production and distribution	1,395	2,474
Office and administration	1,059	1,217
Total expenses	7,749	8,507
Income from operations	1,165	8,137

Revenues and profits interests in EAM Trust	2,136	1,916
Income from securities transactions, net	96	33
Income before income taxes	3,397	10,086
Income tax provision	1,182	3,728
Net income	$2,215	$6,358

Earnings per share, basic & fully diluted	$0.23	$0.65

Weighted average number of common shares	9,709,580	9,739,355

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended
	July 31,
	2017	2016

Net income	$2,215	$6,358

Other comprehensive income (loss), net of tax:
Change in unrealized gains on securities, net of taxes	92	154
Other comprehensive income (loss)	92	154
Comprehensive income	$2,307	$6,512

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,215	$6,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	227	1,449
Non-voting revenues interest in EAM Trust	(1,978)	(1,787)
Non-voting profits interest in EAM Trust	(158)	(129)
Realized gain on sale of operating facility	-	(8,123)
Deferred income taxes	(216)	(174)
Deferred rent	259	(50)
Other, net	(15)	(15)
Changes in operating assets and liabilities:
Unearned revenue	(814)	(1,843)
Accounts payable & accrued expenses	(391)	(714)
Accrued salaries	94	70
Accrued taxes on income	1,367	3,185
Prepaid and refundable income taxes	2	75
Prepaid expenses and other current assets	275	(131)
Accounts receivable	(25)	(228)
Total adjustments	(1,373)	(8,415)
Net cash provided by (used in) operating activities	842	(2,057)

Cash flows from investing activities:
Purchases of fixed income securities classified as available-for-sale	(2,386)	-
Proceeds from sales of fixed income securities classified as available-for-sale	1,394	-
Distributions received from EAM Trust	1,920	1,750
Proceeds from sale of operating facility	-	11,555
Acquisition of property and equipment	(230)	(515)
Expenditures for capitalized software	-	(266)
Net cash provided by investing activities	698	12,524

Cash flows from financing activities:
Purchase of treasury stock at cost	(40)	(535)
Dividends paid	(1,748)	(1,659)
Net cash used in financing activities	(1,788)	(2,194)
Net change in cash and cash equivalents	(248)	8,273
Cash and cash equivalents at beginning of period	6,557	13,122
Cash and cash equivalents at end of period	$6,309	$21,395

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2017

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2017	10,000,000	$1,000	$991	(288,335)	$(3,781)	$39,186	$458	$37,854

Net income						2,215		2,215
Change in unrealized gains on securities, net of taxes							92	92
Purchase of treasury stock				(2,353)	(40)			(40)
Dividends declared						(1,748)		(1,748)
Balance at July 31, 2017	10,000,000	$1,000	$991	(290,688)	$(3,821)	$39,653	$550	$38,373

Dividends declared per common share were $0.18 for the three months ending July 31, 2017.

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

July 31, 2017

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Value Line, Inc. ("Value Line" or "VLI", and collectively with its subsidiaries, the “Company”) is incorporated in the State of New York. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. The Company's primary business is producing investment periodicals and related publications and making available copyright data including certain Value Line trademarks and Value Line Proprietary Ranking System information to third parties under written agreements for use in third party managed and marketed investment products. The Company maintains a significant investment in Eulav Asset Management LLC ("EAM") from which it received a non-voting revenues interest and a non-voting profits interest. EAM was established to provide investment management services to the Value Line Mutual Funds ("Value Line Funds" or the "Funds").

The Consolidated Condensed Balance Sheets as of July 31, 2017 and April 30, 2017, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 filed with the SEC on July 26, 2017 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

July 31, 2017

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

Recent Accounting Pronouncements:

In November 2015, the FASB issued ASU 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which is our fiscal year 2018 beginning May 1, 2017. The Company implemented ASU 2015-17 in the first quarter of fiscal 2018 retroactively to include the results as of April 30, 2017 for comparative purposes. The adoption of ASU 2015-17 does not have a material impact on our consolidated condensed financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02"). The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-2 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The adoption of ASU 2016-02 will not have a material impact on our consolidated condensed financial statements and related disclosures.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ( a consensus of the Emerging Issues Task Force) ( “ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The adoption of ASU 2016-15 will not have a material impact on our consolidated condensed financial statements and related disclosures.  Cash flow change won't be significant.

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2017

(Unaudited)

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,217	$-	$-	$6,217
Securities available-for-sale	17,710	-	-	17,710
	$23,927	$-	$-	$23,927

	As of April 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,066	$-	$-	$6,066
Securities available-for-sale	16,576	-	-	16,576
	$22,642	$-	$-	$22,642

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2017 and April 30, 2017, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

Advertising expenses:

The Company expenses advertising costs as incurred.

Income Taxes:

The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB's ASC. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Condensed Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse. The Company adopted the provisions of ASU 2015-17, Income taxes (Topic 740) during the first quarter of fiscal 2018 and now classifies all deferred taxes as long term liabilities on the Consolidated Condensed Balance Sheets.

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of July 31, 2017, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2017 and April 30, 2017, cash equivalents included $6,217,000 and $6,066,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2017

(Unaudited)

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

As of July 31, 2017 and April 30, 2017, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000, and the fair value was $9,249,000 and $9,097,000, respectively.

There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2017 or July 31, 2016. The increase in gross unrealized gains on equity securities classified as available-for-sale of $152,000, net of deferred taxes of $54,000 was included in Shareholders' Equity at July 31, 2017. The increase in gross unrealized gains on equity securities classified as available-for-sale of $238,000, net of deferred taxes of $84,000 was included in Shareholders' Equity at July 31, 2016.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of July 31, 2017 and April 30, 2017, accumulated other comprehensive income included unrealized gains of $864,000 and $712,000, net of deferred taxes of $304,000 and $251,000, respectively.

The carrying value and fair value of securities available-for-sale at July 31, 2017 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Fair Value
ETFs - equities	$8,385	$864	$9,249

The carrying value and fair value of securities available-for-sale at April 30, 2017 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Fair Value
ETFs - equities	$8,385	$712	$9,097

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. The aggregate cost and fair value at July 31, 2017 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Losses	Fair Value
Maturity
Due within 1 year	$5,626	$(5)	$5,621
Due 1 year through 5 years	2,850	(10)	2,840
Total investment in government debt securities	$8,476	$(15)	$8,461

The aggregate cost and fair value at April 30, 2017 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$4,384	$4	$(3)	$4,385
Due 1 year through 5 years	3,100	-	(6)	3,094
Total investment in government debt securities	$7,484	$4	$(9)	$7,479

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2017

(Unaudited)

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2017 were $1,394,000. There were no sales or proceeds from sales of government debt securities in fiscal 2017. The increase in gross unrealized losses of $15,000 on fixed income securities classified as available-for-sale net of deferred income tax of $5,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of July 31, 2017. The increase in gross unrealized losses of $5,000 on fixed income securities classified as available-for-sale net of deferred income tax of $1,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2017.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2017 was 0.97%.

The average yield on the Government debt securities classified as available-for-sale at April 30, 2017 was 0.69%.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2017	2016
Dividend income	$52	$24
Interest income	25	-
Other	19	9
Total income from securities transactions, net	$96	$33

Investment in Unconsolidated Entities:

Equity Method Investment:

As of July 31, 2017 and April 30, 2017, the Company's investment in EAM Trust, on the Consolidated Condensed Balance Sheets was $58,454,000 and $58,223,000, respectively.

The value of VLI’s investment in EAM at July 31, 2017 and April 30, 2017 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements. EAM did not record any impairment losses for its assets during the fiscal years 2018 or 2017.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2017	2016
Investment management fees earned from the Value Line Funds, net of fee waivers	$3,958	$3,637
12b-1 fees and other fees, net of fee waivers	$1,549	$1,443
Other income	$55	$63
Investment management fee waivers (1)	$154	$94
12b-1 fee waivers (1)	$235	$233
Value Line’s non-voting revenues interest	$1,978	$1,787
EAM's net income (2)	$316	$258

(1) During fiscal 2018 and 2017 investment management fee waivers primarily related to the Value Line Core Bond Fund and the 12b-1 fee waivers related to four of the Value Line Mutual Funds.

(2) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2017

(Unaudited)

	July 31,	April 30,
($ in thousands)	2017	2017
	(unaudited)
EAM's total assets	$60,692	$60,432
EAM's total liabilities (1)	(3,128)	(2,931)
EAM's total equity	$57,564	$57,501

(1) At July 31, 2017 and April 30, 2017, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and the 90% distributable share of its non-voting profits interest of $2,119,000 and $1,919,000, respectively.

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

In addition, although EAM is expected to be profitable, there is a risk that it could operate at a loss. While all of the profits interest shareholders in EAM are subject to variability based on EAM’s operations risk, Value Line’s non-voting revenues interest in EAM is a preferred interest in the revenues of EAM, rather than a profits interest in EAM, and Value Line accordingly believes it is subject to proportionately less risk than other holders of the profits interests.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2017 (unaudited)	$60,692	$58,454	$-	$58,454
As of April 30, 2017	$60,432	$58,223	$-	$58,223

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flow Information:

	Three months ended July 31,
($ in thousands)	2017	2016
State and local income tax payments	$27	$375
Federal income tax payments to the Parent	$-	$268

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2017 and July 31, 2016, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $107,000 and 108,000, respectively.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2017

(Unaudited)

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2017 and July 31, 2016, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2017 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$142	$(50)	$92
	$142	$(50)	$92

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2017, were $2.49 billion, 7.3% above total assets of $2.32 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2016.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.73% during the first quarter of fiscal 2018, and 49.45% during the first quarter of fiscal 2017.

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

	Three Months Ended July 31,
($ in thousands)	2017	2016
Non-voting revenues interest in EAM	$1,978	$1,787
Non-voting profits interest in EAM	158	129
	$2,136	$1,916

At July 31, 2017, the Company's investment in EAM includes a receivable of $2,119,000 representing the quarterly distribution of 100% of the non-voting revenues share and 90% of its non-voting profits share.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2017

(Unaudited)

Transactions with Parent:

During the three months ended July 31, 2017 and July 31, 2016, the Company was reimbursed $70,000 and $84,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent"). There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2017 and April 30, 2017.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company didn't make any federal tax payments to the Parent during the three months ended July 31, 2017. The Company made federal tax payments of $268,000 to the Parent during the three months ended July 31, 2016.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of July 31, 2017, the Parent owned 88.92% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2017	2016
Current tax expense:
Federal	$1,319	$3,577
State and local	79	325
Current tax expense	1,398	3,902
Deferred tax expense (benefit):
Federal	(186)	(189)
State and local	(30)	15
Deferred tax expense (benefit):	(216)	(174)
Income tax provision	$1,182	$3,728

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2017	2017
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$17,747	$17,742
Deferred non-cash post-employment compensation	(619)	(619)
Depreciation and amortization	391	454
Other	(114)	(366)
Total federal tax liability	17,405	17,211

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,114	1,206
Deferred non-cash post-employment compensation	(39)	(42)
Depreciation and amortization	25	31
Other	78	(29)
Total state and local tax liabilities	1,178	1,166
Deferred tax liability, long term	$18,583	$18,377

In November 2015, the FASB issued ASU 2015-17, Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which requires that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company implemented ASU 2015-17 in the first quarter of fiscal 2018 retroactively to include the results as of April 30, 2017 for comparative purposes. The adoption of ASU 2015-17 does not have a material impact on our consolidated condensed financial statements and related disclosures.

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2017

(Unaudited)

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2017 and July 31, 2016 were 34.80% and 36.96%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2018 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction in fiscal 2017 mostly offset by the effect of the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), the dividend received deduction, and domestic production tax credit.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2017	2016
U.S. statutory federal tax rate	35.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	0.73%	1.99%
Effect of dividends received deductions	-0.37%	-0.06%
Domestic production tax credit	-0.65%	0.00%
Other, net	0.09%	0.03%
Effective income tax rate	34.80%	36.96%

The Company believes that, as of July 31, 2017, there were no material uncertain tax positions that would require disclosure to GAAP.

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

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2013 through 2016, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities. The Company favorably concluded certain tax audits during the third quarter of fiscal 2016 that provided the recognition of tax benefits resulting from a favorable outcome. The Company is presently engaged in a federal tax audit for the fiscal year ended April 30, 2015 and does not expect it to have a material effect on the financial statements.

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

	July 31,	April 30,
($ in thousands)	2017	2017
Building and leasehold improvements	$1,013	$789
Furniture and equipment	3,872	3,865
	4,885	4,654
Accumulated depreciation and amortization	(3,478)	(3,415)
Total property and equipment, net	$1,407	$1,239

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

The Company did not incur and did not capitalize expenditures related to the development of software for internal use during the three months ended July 31, 2017. The Company capitalized $266,000 related to the development of software for internal use during the three months ended July 31, 2016. Capitalized software included $155,000 of internal costs to develop software and $111,000 of third party programmers' costs during the three months ended July 31, 2016. Such costs were capitalized and amortized over the expected useful life of the asset which is 3 to 5 years. Total amortization expenses during the three months ended July 31, 2017 and July 31, 2016, were $165,000 and $1,368,000, respectively. Amortization expense in fiscal 2017 was primarily attributable to additional amortization of internally developed software costs related to the product production cycle that is expected to be upgraded during fiscal 2018.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2017

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2017 (1)(2)	288,335	$3,781	$13.11	$609
Purchases effected in open market during the quarters ended:
May 31, 2017 (2)	2,353	40	17.29	569
June 30, 2017	-	-	-	-
July 31, 2017	-	-	-	-
Balance as of July 31, 2017	290,688	$3,821	$13.15	$569

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

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	($ in thousands)

2019	1,366
2020	1,399
2021	1,432
2022	1,506
2023 and thereafter	8,496
$14,199

For the three months ended July 31, 2017 and 2016, rental expenses were $309,000 and $365,000, respectively.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2017

(Unaudited)

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2017, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's NYC leased corporate office facility.

Note 14 - Gain on Sale of Operating Facility:

On July 29, 2016, Value Line closed the sale of its 85,000 sq. ft. distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received net proceeds of $11,555,000 and reported an increment to net profits after tax during the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were relocated to an alternative 24,110 sq. ft. leased facility (See Note 12).

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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2017; and other risks and uncertainties arising from time to time.

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

Executive Summary of the Business

The Company's core business is producing investment periodicals and their underlying research and making available copyright data, including certain proprietary Ranking System and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes. Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research, Smarter Investing™ and The Most Trusted Name in Investment Research®. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. Effective December 23, 2010, EULAV Asset Management Trust (“EAM”) was established to provide the investment management services to the Value Line Funds, institutional and individual accounts and provide distribution, marketing, and administrative services to the Value Line® Mutual Funds ("Value Line Funds"). The Company maintains a significant investment in EAM from which it receives payments in respect to its non-voting revenues and non-voting profits interests.

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

Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.73% during the first quarter of fiscal 2018, and 49.45% during the first quarter of fiscal 2017.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

The U.S. economy, which has been on an irregular path forward for almost the duration of its eight-year up cycle, faltered anew in early 2017, due principally to seasonal weakness, a marked deceleration in consumer spending, a drawdown in private inventories, and a decline in federal government spending. In all, gross domestic product growth eased off to a pedestrian 1.2% in the first quarter.

Encouragingly, though, the durable advance, albeit still choppy in spots, is now proceeding at a more reassuring pace. In all, GDP growth, after recovering to a solid 3.0% pace during the April-through-June span, on accelerating strength in consumer spending and a return to stability on the inventory front, should remain in that more compelling range during the concluding six months of this year. Recent data on consumer confidence, industrial production, and retail spending, for example, give us cause for optimism going forward. However, just as these variables are improving, we also are seeing continued selective softness in other sectors, including underlying auto demand and orders for durable goods.

Meanwhile, as we look further down the road, we are tentatively optimistic on the belief that we will yet see some movement on the legislative front, as the Administration continues to try to advance critical business-friendly proposals, most notably tax reform. Should Washington come together in the remainder of this year and advance generally popular proposals on taxes and infrastructure rehabilitation, the economy could well get a modest further lift in 2018, bringing GDP growth up past 3% for a spell. Even without much help on the fiscal side, growth should still remain in the 3% area next year before moving onto a somewhat slower growth course as the decade winds down.

On a less-optimistic note, the global outlook remains unsettled and increasingly dangerous. Heading the list of problems offshore are uncertain trade and political relations with such international powers as China, the latest buildup in Afghanistan, and the increasing nuclear threat from North Korea.

Finally, there are issues on the investment front stateside. These mostly center on the Federal Reserve's efforts to bring about more normalized inflation and interest-rate structures. The uncertain outcomes there, along with the persistence of extended P/E ratios, are increasing the level of volatility in the financial markets, even as the underlying trends in equities and the basic investment fundamentals remain positive.

Results of Operations for the Three Months Ended July 31, 2017 and July 31, 2016

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2017	2016	Change
Income from operations including gain on sale of operating facility in fiscal 2016	$1,165	$8,137	-85.7%
Non-voting revenues and non-voting profits interests from EAM Trust	2,136	1,916	11.5%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$3,301	$10,053	-67.2%
Operating expenses	$7,749	$8,507	-8.9%
Income from securities transactions, net	$96	$33	190.9%
Income before income taxes	$3,397	$10,086	-66.3%
Net income	$2,215	$6,358	-65.2%
Earnings per share	$0.23	$0.65	-64.6%

During the three months ended July 31, 2017, the Company’s net income of $2,215,000, or $0.23 per share, was $4,143,000 or 65.2% below net income of $6,358,000, or $0.65 per share, for the three months ended July 31, 2016. During the three months ended July 31, 2017 there were 9,709,580 average common shares outstanding as compared to 9,739,355 average common shares outstanding during the three months ended July 31, 2016. Income from operations of $1,165,000 during the three months ended July 31, 2017 was $6,972,000 or 85.7% below income from operations of $8,137,000 during the three months ended July 31, 2016. During the first quarter of fiscal 2017 both net income and income from operations included a pre-tax gain of $8,123,000 from the sale of the Company's operating facility for which it received proceeds of $11,555,000 on July 29, 2016. The fulfillment and mailing operations housed within the facility were relocated to a leased facility within close proximity. The decrease in income from operations was partially offset by a $1,222,000 decrease in depreciation and amortization expense in fiscal year 2018.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2017	2016	Change
Investment periodicals and related publications:
Print	$3,460	$3,602	-3.9%
Digital	3,980	4,048	-1.7%
Total investment periodicals and related publications	7,440	7,650	-2.7%
Copyright data fees	1,474	871	69.2%
Total publishing revenues	8,914	8,521	4.6%
Gain on sale of operating facility	-	8,123	n/a
Total revenues	$8,914	$16,644	-46.4%

During the three months ended July 31, 2017 total publishing revenues from investment periodicals and related publications excluding copyright data fees were $7,440,000, which is 2.7% below the total publishing revenues excluding copyright data fees of $7,650,000 during the three months ended July 31, 2016 primarily a result of a 5.1% decrease in total circulation at July 31, 2017.

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended July 31,
	2017		2016
	Print	Digital	Print	Digital
New Sales	16.2%	15.9%	14.9%	18.3%
Conversion and Renewal Sales	83.8%	84.1%	85.1%	81.7%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2017 new sales of print publications increased as a percent of the total gross print sales as a result of a slight increase in gross new print sales from Institutional clients. Conversion and renewal sales of print orders decreased from the prior fiscal year. New sales of digital publications decreased as a percent of the total gross digital sales as a result of a decrease in new digital retail sales orders, related to a two-year trend of lower advertising expenditures. Conversion and renewal sales of digital services increased over the prior fiscal year as a result of increased success by our in-house Retail and Institutional Sales departments.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2017	2017	2016	July-17 vs. Apr-17	July-17 vs. July-16
Unearned subscription revenue (current and long term liabilities)	$24,845	$25,659	$23,599	-3.2%	5.3%

Unearned subscription revenue as of July 31, 2017 is 5.3% above July 31, 2016 and is 3.2% below April 30, 2017. The decline from April 30, 2017, reflects both the timing of advertising for order generation and the fact that April 30th is the usual annual peak. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $7,440,000 decreased $210,000, or 2.7%, for the three months ended July 31, 2017, as compared to the prior fiscal year. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at July 31, 2017 was 5.1% below total product line circulation at July 31, 2016. The Company has been successful in growing revenues from digitally-delivered investment periodicals within the institutional market. Institutional Sales generated total sales orders of $2,796,000 for the three months ended July 31, 2017 which were 1.2%, above comparable total sales orders for the three months ended July 31, 2016. This growth continues a positive trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers. We have also benefited from the ability to realize modest price increases as well as “converting” some customers from lower cost retail to the more robust professional priced services. The retail telemarketing sales team generated total sales orders of $2,029,000 for the three months ended July 31, 2017 which were 3.1% above the prior fiscal year.

Digital publications revenues of $3,980,000 during the three months ended July 31, 2017 were $68,000 or 1.7% below the prior fiscal year. Revenues from institutional digital publications increased $45,000 or 1.6% as compared to the prior fiscal year. Digital publications revenues from retail subscribers decreased $113,000 or 10.0% as compared to the prior fiscal year. Total digital circulation at July 31, 2017 was 9.2% below total digital circulation at July 31, 2016.

Print publication revenues of $3,460,000 decreased $142,000 or 3.9% for the three months ended July 31, 2017 as compared to the prior fiscal year. Revenues from institutional print publications increased $42,000 or 7.5% while print publications revenues from retail subscribers decreased $184,000 or 6.1% for the three months ended July 31, 2017, as compared to the prior fiscal year. Total print circulation at July 31, 2017 was 1.9% below total print circulation at July 31, 2016.

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

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. For the twelve month period ended July 31, 2017, the combined Ranking System “Rank 1 & 2” stocks’ increase of 9.3% underperformed the S&P 500 Index’s increase of 13.7% during the comparable period.

During the three months ended July 31, 2017, copyright data fees of $1,474,000 were 69.2% above the prior fiscal year. As of July 31, 2017, total third party sponsored assets were attributable to three contracts for copyright data representing $3.9 billion in various products, as compared to three contracts for copyright data representing $2.4 billion in assets at July 31, 2016.

The Company believes this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, on competition and on fluctuations in segments of the equity markets. Our quantitative specialists are seeking to develop and confirm reliable models for additional copyright data products.

Gain on sale of operating facility

On July 29, 2016, Value Line closed the sale of its 85,000 sq. ft. distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received net proceeds of $11,555,000 and reported an increment to net profits after tax during the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were relocated to an alternative 24,110 sq. ft. leased facility.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2017, were $2.48 billion, which is $170 million, or 7.3%, above total assets of $2.31 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2016. The increase reflects successful investment selection capturing market appreciation, offset by net redemptions in all but three of the twelve Value Line Funds over the twelve month period ended July 31, 2017.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold.

Value Line Mutual Funds

	As of July 31,
($ in millions)	2017	2016	Change
Variable annuity assets ("GIAC")	$407	$417	-2.4%
All other open end equity and hybrid fund assets	1,956	1,757	11.3%
Total equity and hybrid funds	2,363	2,174	8.7%
Fixed income funds	121	141	-14.2%
Total EAM managed net assets	$2,484	$2,315	7.3%

The Daily Income Fund managed by Reich & Tang Asset Management LLC was liquidated on July 29, 2015. Since then in fiscal 2018 and 2017 the Value Line Fund shareholders were provided a money market fund alternative investment managed by Federated Government Obligations Fund.

EAM has successfully broadened distribution, particularly within the Adviser/Independent Broker Dealer (“IBD”) channel. Assets in that channel are up $104 million or 18% year over year, due to ongoing growth in gross sales and market appreciation. The channel is approximately 67% of gross sales for the year.   Due to stronger gross annual sales than that of the prior year, the Advisor/IBD channel continues to be positive and the leading channel for net sales for the period. The marketing efforts have led to clients of over 4,000 financial advisers (individual reps or RIAs) owning a Value Line fund as of July 31, 2017. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

As of July 31, 2017, all six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. However, as of July 31, 2017, only two of the six equity and hybrid funds were in the top quintile of their respective peer groups for the one year period, although four of the six funds were in the top quintile for the three year period according to Morningstar.

Several of the Value Line Funds have received national recognition. The Value Line Small Cap Opportunities Fund is recognized on a select list at Lincoln Financial. Since June 30, 2015 Fidelity has listed the Value Line Small Cap Opportunities Fund as a Fidelity Fund Pick and in June 2017, Fidelity listed the Value Line Income and Growth Fund as a Fidelity Fund Pick. The Value Line Small Cap Opportunities Fund and the Value Line Mid-Cap Focused Fund were named “Category Kings” in The Wall Street Journal in calendar 2017. The Value Line Income & Growth Fund has been named a “Category King” for balanced funds. In November 2015, four funds: the Small Cap Opportunities Fund, the Larger Companies Focused Fund, the Asset Allocation Fund, and the Income and Growth Fund launched a new Institutional Class of shares. With the creation of institutional shares EAM has the opportunity to place the Value Line Mutual Funds on distribution platforms that offer exclusively those funds shares that have eliminated all 12b-1 fees from their fee structure.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the three months ended July 31, 2017, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $3,958,000, 12b-1 fees and other fees of $1,549,000 and other income of $55,000 which included dividend, interest and licensing fees income. For the same period, total investment management fee waivers were $154,000 and 12b-1 fee waivers for four Value Line Funds were $235,000. During the three months ended July 31, 2017, EAM's net income was $316,000 after giving effect to Value Line’s non-voting revenues interest of $1,978,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the three months ended July 31, 2016, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $3,637,000, 12b-1 fees and other fees of $1,443,000 and other income of $63,000 which is mark to market for the seed capital relating to new fund launches and the institutional shares. For the same period, total investment management fee waivers were $94,000 and 12b-1 fee waivers for four Value Line Funds were $233,000. During the three months ended July 31, 2016, EAM's net income was $258,000 after giving effect to Value Line’s non-voting revenues interest of $1,787,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of July 31, 2017, four of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 79.0%, variable annuity funds issued by GIAC represent 16.1%, and fixed income fund assets represent 4.9%, respectively, of total fund assets under management (“AUM”) as of July 31, 2017. At July 31, 2017, equity, hybrid and GIAC variable annuities AUM increased by 8.7% and fixed income AUM decreased by 14.2% as compared to the prior fiscal year.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2017	2016	Change
Non-voting revenues interest	$1,978	$1,787	10.7%
Non-voting profits interest	158	129	22.5%
	$2,136	$1,916	11.5%

During the three months ended July 31, 2017 and July 31, 2016, the Company recorded revenues of $2,136,000 and $1,916,000, respectively, consisting of $1,978,000 and $1,787,000, from its non-voting revenues interest in EAM and $158,000 and $129,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2017	2016	Change
Advertising and promotion	$795	$908	-12.4%
Salaries and employee benefits	4,500	3,908	15.1%
Production and distribution	1,395	2,474	-43.6%
Office and administration	1,059	1,217	-13.0%
Total expenses	$7,749	$8,507	-8.9%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses of $7,749,000 for the three months ended July 31, 2017 decreased $758,000, or 8.9%, as compared to the three months ended July 31, 2016 primarily due to a $1,222,000 decrease in depreciation and amortization expense in fiscal 2018.

Advertising and promotion

Advertising and promotion expenses of $795,000 during the three months ended July 31, 2017 decreased $113,000 or 12.4%, as compared to the first quarter of the prior fiscal year. The decrease in direct mail expenses of $78,000 during the three months ended July 31, 2017, is mainly attributable to a reduction in the number of campaigns and a reduction in the number of pieces mailed for The Value Line Investment Survey and The Value Line 600, as compared to fiscal 2017 which was partially offset by an increase in direct marketing for The Value Line Special Situations. During the three months ended July 31, 2017 sales commissions decreased $56,000 as compared to fiscal 2017. Commissions vary based on the type of customer, size of sale, and whether a sale is new or renewal.

Salaries and employee benefits

Salaries and employee benefits of $4,500,000 during the three months ended July 31, 2017 increased $592,000 or 15.1% above those of the prior fiscal year’s which included the effect of a decrease in the capitalization of internal salaries and benefits expenses for digital project development of $155,000 during the three months ended July 31, 2017, as compared to fiscal 2017.  The remaining increases in salaries and employee benefits, primarily in the Information Technology department (“IT”) related to augmenting the Company’s digital infrastructure and production processes.

Production and distribution

Production and distribution expenses of $1,395,000 during the three months ended July 31, 2017 decreased $1,079,000 or 43.6% as compared to the prior fiscal year. A decrease of $1,202,000 was attributable to a decline in amortization of internally developed software costs related to the product production cycle that was completed during fiscal 2017. The decrease in production costs was partially offset by an increase in production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems and framework during the three months ended July 31, 2017.

Office and administration

Office and administration expenses of $1,059,000 during the three months ended July 31, 2017 decreased $158,000 or 13.0%, as compared to the prior fiscal year primarily as a result of a $56,000 decrease in the cost of space rental due to lower rent payments according to the sub-lease agreement with American Building Maintenance (“ABM” or the “Sublandlord”). In accordance with GAAP, we spread the benefit of a free rent period and other concessions over the term of our new NYC sublease, commencing on December 1, 2016. In fact, however, the Company is not paying cash rent for the new New York City office facility from December 2016 through a portion of September 2017. Additional decreases include $103,000 savings in VLDC warehouse maintenance, utilities, depreciation and real estate taxes due to the VLDC building sale in July 2016.

Income from Securities Transactions, net

During the three months ended July 31, 2017 and July 31, 2016 the Company’s income from securities transactions, net, primarily derived from dividend income, was $96,000 and $33,000, respectively. There were no sales, or gains or losses from sales, of equity securities during the three months ended July 31, 2017 or July 31, 2016.

Lease Commitments

In February 2017 the Company's headquarters and offices moved to a new location. On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. (“Value Line” or “Company”) and ABM Industries, Incorporated (“ABM” or the “Sublandlord”) commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000, which is scheduled to be reduced to $305,000 on September 30, 2021 and fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line an allowance of $417,000 which has been applied against the Company’s costs and expenses related to the relocation to the new office facility or applied as additional free rent.

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

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2017 and July 31, 2016 were 34.80% and 36.96%, respectively. The Company's annual effective tax rate will change due to a number of factors including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new tax laws, new interpretations of existing tax laws and rulings and settlements with tax authorities. The fluctuation in the effective income tax rate during fiscal 2018 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction in fiscal 2017 mostly offset by the effect of the scheduled reduction in the allocation factors on the state and local current and deferred tax liability (primarily associated with the gain on deconsolidation of EAM), the dividend received deduction, and domestic production tax credit.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $2,067,000 as of July 31, 2017 and working capital of $1,200,000 as of April 30, 2017. These amounts include short term unearned revenue of $19,257,000 and $20,188,000 reflected in total current liabilities at July 31, 2017 and April 30, 2017, respectively. Cash and short term securities were $24,019,000 and $23,133,000 as of July 31, 2017 and April 30, 2017, respectively.

The Company’s cash and cash equivalents include $6,217,000 and $6,066,000 at July 31, 2017 and April 30, 2017, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Securities and Exchange Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $842,000 during the three months ended July 31, 2017 compared to cash outflows from operations of $2,057,000 during the three months ended July 31, 2016. The increase in cash inflows from fiscal 2017 to fiscal 2018 was primarily attributable to an increase in unearned income from prepaid subscription orders of $1.2 million compared to the first quarter of fiscal 2017 and the timing of state and local income taxes payments during the prior fiscal year related to the sale of the Company’s NJ operating facility.

Cash from investing activities

The Company’s cash inflows from investing activities of $698,000 during the three months ended July 31, 2017, compared to cash inflows from investing activities of $12,524,000 for the three months ended July 31, 2016. Cash inflows for the three months ended July 31, 2016, were higher primarily due to the proceeds of $11,555,000 from sale of Company’s operating facility offset by lower expenditures for capitalized software and property and equipment related to the relocation of the Company’s NJ operating facility and NYC corporate office facility.

Cash from financing activities

During the three months ended July 31, 2017, the Company’s cash outflows from financing activities were $1,788,000 and compared to cash outflows from financing activities of $2,194,000 for the three months ended July 31, 2016. Cash outflows for financing activities included $40,000 and $535,000 for the repurchase of 2,353 and 32,714 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2018 and 2017, respectively. Quarterly dividend payments of $0.18 per share in the first quarter aggregated $1,748,000 as compared to $1,659,000 aggregated quarterly dividend payments of $0.17 per share during the first quarter of the prior fiscal year.

On July 21, 2017, the Board of Directors of Value Line declared a quarterly dividend of $0.18 per share. At July 31, 2017 there were 9,709,312 common shares outstanding as compared to 9,723,875 common shares outstanding at July 31, 2016. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of July 31, 2017, retained earnings and liquid assets were $39,653,000 and $24,019,000, respectively.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. As of July 31, 2017 and April 30, 2017 the aggregate cost of fixed income securities classified as available-for-sale were $8,476,000 and $7,484,000, respectively, and fair value was $8,461,000 and $7,479,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(in thousands)

		(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of July 31, 2017
Investments in securities with fixed maturities	$8,461	$8,510	$8,541	$8,601	$8,573

As of April 30, 2017
Investments in securities with fixed maturities	$7,479	$7,473	$7,504	$7,473	n/a

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

As of July 31, 2017 and April 30, 2017, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000 and the fair value was $9,249,000 and $9,097,000, respectively.

Equity Securities

($ in thousands)		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of July 31, 2017	Equity Securities and ETFs held for dividend yield	$9,249	30% increase	$12,024	4.70%
			30% decrease	$6,474	-4.70%

 Equity Securities

($ in thousands)		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of April 30, 2017	Equity Securities and ETFs held for dividend yield	$9,097	30% increase	$11,826	4.69%
			30% decrease	$6,368	-4.69%

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 filed with the SEC on July 26, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2017. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2017	2,353	$17.29	2,353	$569,000
June 1 - 30, 2017	-	-	-	569,000
July 1 - 31, 2017	-	-	-	569,000
Total	2,353	$17.29	2,353	$569,000

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

Date: September 13, 2017