Form 10-Q
period 2018-01-31
VALUE LINE INC
filed 2018-03-14
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2018

Common stock, $0.10 par value	9,698,159 shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	January 31,	April 30,
	2018	2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $3,716 and $6,066, respectively)	$4,218	$6,557
Securities available-for-sale	18,404	16,576
Accounts receivable, net of allowance for doubtful accounts of $15 and $20, respectively	2,803	1,018
Prepaid and refundable income taxes	606	72
Prepaid expenses and other current assets	1,161	1,567
Total current assets	27,192	25,790

Long-term assets:
Investment in EAM Trust	58,350	58,223
Restricted money market investment	469	469
Property and equipment, net	1,433	1,239
Capitalized software and other intangible assets, net	392	1,003
Total long-term assets	60,644	60,934

Total assets	$87,836	$86,724

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,270	$1,257
Accrued salaries	1,380	1,285
Dividends payable	3,686	1,748
Accrued taxes on income	22	112
Unearned revenue	18,361	20,188
Total current liabilities	24,719	24,590

Long-term liabilities:
Unearned revenue	5,751	5,471
Deferred charges	876	432
Deferred income taxes	11,972	18,377
Total long-term liabilities	18,599	24,280
Total liabilities	43,318	48,870

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	45,288	39,186
Treasury stock, at cost (299,485 and 288,335 shares, respectively)	(3,972)	(3,781)
Accumulated other comprehensive income, net of tax	1,211	458
Total shareholders' equity	44,518	37,854

Total liabilities and shareholders' equity	$87,836	$86,724

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Revenues:
Investment periodicals and related publications	$7,391	$7,468	$22,257	$22,747
Copyright data fees	1,703	1,179	4,740	3,071
Total publishing revenues	9,094	8,647	26,997	25,818
Gain on sale of operating facility	-	-	-	8,123
Total revenues	9,094	8,647	26,997	33,941

Expenses:
Advertising and promotion	1,096	908	2,718	2,436
Salaries and employee benefits	4,739	4,621	13,813	12,830
Production and distribution	1,524	2,134	4,322	6,958
Office and administration	948	1,196	3,384	3,769
Total expenses	8,307	8,859	24,237	25,993
Income from operations	787	(212)	2,760	7,948

Revenues and profits interests in EAM Trust	2,284	1,934	6,657	5,782
Income from securities transactions, net	258	132	445	226
Income before income taxes	3,329	1,854	9,862	13,956

Income tax provision	(5,667)	409	(3,421)	4,673
Net income	$8,996	$1,445	$13,283	$9,283

Earnings per share, basic & fully diluted	$0.93	$0.15	$1.37	$0.96

Weighted average number of common shares	9,700,896	9,715,128	9,705,347	9,724,377

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Net income	$8,996	$1,445	$13,283	$9,283

Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes	496	290	753	150
Other comprehensive income	496	290	753	150
Comprehensive income	$9,492	$1,735	$14,036	$9,433

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	January 31,
	2018	2017
Cash flows from operating activities:
Net income	$13,283	$9,283

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	815	3,728
Non-voting revenues interest in EAM Trust	(6,074)	(5,389)
Non-voting profits interest in EAM Trust	(583)	(393)
Realized gain on sale of operating facility	-	(8,123)
Realized gains on sale of equity securities	(152)	-
Deferred rent	444	(167)
Deferred income taxes	(6,405)	(1,257)
Other, net	(45)	(45)
Changes in operating assets and liabilities:
Unearned revenue	(1,547)	(1,203)
Accounts payable & accrued expenses	13	(748)
Accrued salaries	95	(13)
Accrued taxes on income	(211)	65
Prepaid and refundable income taxes	(486)	61
Prepaid expenses and other current assets	406	(272)
Accounts receivable	(1,785)	(768)
Total adjustments	(15,515)	(14,524)
Net cash used in operating activities	(2,232)	(5,241)

Cash flows from investing activities:
Purchases of equity securities classified as available-for-sale	-	(4,954)
Purchases of fixed income securities classified as available-for-sale	(2,636)	(6,135)
Proceeds from sales of equity securities classified as available-for-sale	152	14
Proceeds from sales of fixed income securities classified as available-for-sale	1,634	-
Distributions received from EAM Trust	6,575	5,572
Proceeds from sale of operating facility	-	11,555
Restricted money market investment	-	(469)
Acquisition of property and equipment	(398)	(879)
Expenditures for capitalized software	-	(411)
Net cash provided by investing activities	5,327	4,293

Cash flows from financing activities:
Purchase of treasury stock at cost	(191)	(681)
Dividends paid	(5,243)	(4,965)
Net cash used in financing activities	(5,434)	(5,646)
Net change in cash and cash equivalents	(2,339)	(6,594)
Cash and cash equivalents at beginning of year	6,557	13,122
Cash and cash equivalents at end of period	$4,218	$6,528

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Nine Months Ended January 31, 2018
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid- in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2017	10,000,000	$1,000	$991	(288,335)	$(3,781)	$39,186	$458	$37,854

Net income						13,283		13,283
Change in unrealized gains on securities, net of taxes							753	753
Purchase of treasury stock				(11,150)	(191)			(191)
Dividends declared						(7,181)		(7,181)
Balance at January 31, 2018	10,000,000	$1,000	$991	(299,485)	$(3,972)	$45,288	$1,211	$44,518

Dividends declared per share were $0.18 for each of the three months ending July 31, 2017, October 31, 2017 and January 31, 2018.  In addition, a special dividend of $0.20 per share was declared on January 19, 2018.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Nine Months Ended January 31, 2017
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid- in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2016	10,000,000	$1,000	$991	(243,411)	$(3,040)	$35,524	$125	$34,600

Net income						9,283		9,283
Change in unrealized gains on securities, net of taxes							150	150
Purchase of treasury stock				(41,461)	(681)			(681)
Dividends declared						(4,957)		(4,957)
Balance at January 31, 2017	10,000,000	$1,000	$991	(284,872)	$(3,721)	$39,850	$275	$38,395

Dividends declared per share were $0.17 for each of the three months ending July 31, 2016, October 31, 2016 and January 31, 2017.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2018
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

The Consolidated Condensed Balance Sheets as of January 31, 2018 and April 30, 2017, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 filed with the SEC on July 26, 2017 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Revenue Recognition:

Depending upon the product, subscription fulfillment for Value Line periodicals and related publications is available in print or digitally, via internet access. The length of a subscription varies by product and offer received by the subscriber. Generally, subscriptions are offered as annual subscriptions. Subscription revenues, net of discounts, are recognized ratably on a straight line basis when the product is served to the client over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheets are shown as unearned revenue within current and long-term liabilities.

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
January 31, 2018
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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The adoption of ASU 2016-15 will not have a material impact on our consolidated condensed financial statements and related disclosures. Cash flow change will not be significant.

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
January 31, 2018
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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,716	$-	$-	$3,716
Securities available-for-sale	18,404	-	-	18,404
	$22,120	$-	$-	$22,120

	As of April 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,066	$-	$-	$6,066
Securities available-for-sale	16,576	-	-	16,576
	$22,642	$-	$-	$22,642

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2018 and April 30, 2017, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

Advertising expenses:

The Company expenses advertising costs as incurred.

Income Taxes:

The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB's ASC. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Condensed Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse. The Company adopted the provisions of ASU 2015-17, Income taxes (Topic 740) during the first quarter of fiscal 2018 and now classifies all deferred taxes as long-term liabilities on the Consolidated Condensed Balance Sheets.

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of January 31, 2018, management has reviewed the tax positions for the years still subject to tax audit under the statutes of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2018
(Unaudited)

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2018 and April 30, 2017, cash equivalents included $3,716,000 and $6,066,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Note 2 - Investments:

Securities Available-for-Sale:

Investments held by the Company and its subsidiaries are classified as securities available-for-sale in accordance with FASB's ASC 320, Investments - Debt and Equity Securities. All of the Company's securities classified as available-for-sale were readily marketable as of January 31, 2018 or had a maturity of twelve months or less and are classified as current assets on the Consolidated Condensed Balance Sheets.

Equity Securities:

Equity securities classified as available-for-sale on the Consolidated Condensed Balance Sheets, consist of ETFs held for dividend yield that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions, also providing a favorable after-tax dividend yield .

As of January 31, 2018 and April 30, 2017, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000, and the fair value was $9,926,000 and $9,097,000, respectively.

Proceeds from equity securities classified as available-for-sale were $152,000 and $14,000 during the nine months ended January 31, 2018 or January 31, 2017, respectively. The increase in gross unrealized gains on equity securities classified as available-for-sale of $829,000, net of deferred taxes of $73,000 was included in Shareholders' Equity at January 31, 2018. The increase in gross unrealized gains on equity securities classified as available-for-sale of $520,000, net of deferred taxes of $183,000 was included in Shareholders' Equity at April 30, 2017. The increase in gross unrealized gains on equity securities classified as available-for-sale of $238,000, net of deferred taxes of $84,000 was included in Shareholders' Equity at January 31, 2017.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of January 31, 2018 and April 30, 2017, accumulated other comprehensive income included unrealized gains of $1,541,000 and $712,000, net of deferred taxes of $324,000 and $251,000, respectively.

The carrying value and fair value of securities available-for-sale at January 31, 2018 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Fair Value

ETFs - equities	$8,385	$1,541	$9,926

The carrying value and fair value of securities available-for-sale at April 30, 2017 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Fair Value
ETFs - equities	$8,385	$712	$9,097

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. The aggregate cost and fair value at January 31, 2018 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$7,136	$5	$(8)	$7,133
Due 1 year through 5 years	1,350	-	(5)	1,345
Total investment in government debt securities	$8,486	$5	$(13)	$8,478

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2018
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

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2018 were $1,634,000. There were no sales or proceeds from sales of government debt securities in fiscal 2017. The increase in gross unrealized losses of $2,000 on fixed income securities classified as available-for-sale net of deferred income tax of $240, was included in Shareholders' Equity at January 31, 2018. The increase in gross unrealized losses of $5,000 on fixed income securities classified as available-for-sale net of deferred income tax of $1,000, was included in Shareholders' Equity at April 30, 2017. The increase in gross unrealized losses of $6,000 on fixed income securities classified as available-for-sale net of deferred income tax of $2,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of January 31, 2017.

The changes in the value of government debt securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, matured or are redeemed. As of January 31, 2018 and April 30, 2017, accumulated other comprehensive income included unrealized losses of $8,000 and $5,000, net of deferred taxes of $2,000 and $2,000, respectively.

The average yield on the Government debt securities classified as available-for-sale at January 31, 2018 and April 30, 2017 was 1.19% and 0.69%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2018	2017	2018	2017
Dividend income	$66	$74	$170	$147
Interest income	25	4	75	6
Capital gain distributions	152	39	152	39
Other	15	15	48	34
Total income from securities transactions, net	$258	$132	$445	$226

Investment in Unconsolidated Entities:
Equity Method Investment:

As of January 31, 2018 and April 30, 2017, the Company's investment in EAM Trust, on the Consolidated Condensed Balance Sheets was $58,350,000 and $58,223,000, respectively.

The value of VLI’s investment in EAM at January 31, 2018 and April 30, 2017 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2018
(Unaudited)

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2018	2017	2018	2017
Investment management fees earned from the Value Line Funds, net of fee waivers	$4,070	$3,674	$12,096	$10,991
12b-1 fees and other fees, net of fee waivers	$1,676	$1,438	$4,844	$4,357
Other income	$52	$57	$156	$136
Investment management fee waivers	$131	$132	$392	$308
12b-1 fee waivers	$169	$235	$583	$700
Value Line’s non-voting revenues interest	$2,057	$1,803	$6,074	$5,389
EAM's net income (1)	$514	$262	$1,166	$786

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	January 31,	April 30,
($ in thousands)	2018	2017
	(unaudited)
EAM's total assets	$60,666	$60,432
EAM's total liabilities (1)	(3,655)	(2,931)
EAM's total equity	$57,011	$57,501

(1) At January 31, 2018 and April 30, 2017, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and the 90% distributable share of its non-voting profits interests of $2,261,000 and $1,919,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2018 (unaudited)	$60,666	$58,350	$-	$58,350
As of April 30, 2017	$60,432	$58,223	$-	$58,223

(1) Reported within Long-Term Assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2018
(Unaudited)

Note 4 - Supplementary Cash Flow Information:

	Nine months ended January 31,
($ in thousands)	2018	2017
State and local income tax payments	$232	$552
Federal income tax payments to the Parent	$3,450	$5,250

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the nine months ended January 31, 2018 and January 31, 2017, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $345,000 and 321,000, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2018 and January 31, 2017, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2018 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$978	$(105)	$873
Less: Gains realized in net income	$(152)	$32	$(120)
	$826	$(73)	$753

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2018, were $2.6 billion, 13% above total assets of $2.3 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2017.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.73%, 50.28% and 50.88% during the first, second and third quarters of fiscal 2018, respectively, and 49.45%, 49.14% and 49.19% during the first, second and third quarters of fiscal 2017, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2018
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

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2018	2017	2018	2017
Non-voting revenues interest in EAM	$2,057	$1,803	$6,074	$5,389
Non-voting profits interest in EAM	227	131	583	393
	$2,284	$1,934	$6,657	$5,782

At January 31, 2018, the Company's investment in EAM includes a receivable of $2,261,000 representing the quarterly distribution of 100% of the non-voting revenues share and 90% of its non-voting profits share. Such amount was timely paid subsequent to January 31, 2018.

Transactions with Parent:

During the nine months ended January 31, 2018 and January 31, 2017, the Company was reimbursed $242,000 and $252,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent"). There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2018 and April 30, 2017.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $3,450,000 and $5,250,000 to the Parent during the nine months ended January 31, 2018 and January 31, 2017, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of January 31, 2018, the Parent owned 89.0% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2018	2017	2018	2017
Current tax expense:
Federal	$222	$851	$2,681	$5,424
State and local	55	166	303	506
Current tax expense	277	1,017	2,984	5,930
Deferred tax expense (benefit):
Federal	(6,014)	(282)	(6,326)	(870)
State and local	70	(326)	(79)	(387)
Deferred tax expense (benefit):	(5,944)	(608)	(6,405)	(1,257)
Income tax provision	$(5,667)	$409	$(3,421)	$4,673

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the "Tax Act") was enacted.  The Tax Act lowers the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes its income tax expense for the fiscal year ending April 30, 2018 using a blended Federal Tax Rate of 30.33%.  The 21% Federal Tax Rate will apply to fiscal year ending April 30, 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2018 and January 31, 2017 were (34.69%) and 33.48%, respectively. The aforementioned reduction in the income tax rate results in a tax benefit of 65.87% of pre-tax income for the nine months ended January 31, 2018, primarily attributable to the effect on the long-term deferred tax liability.  The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act.  The effect of the re-calculation is reflected entirely in the third quarter ended January 31, 2018 (the period that includes the enactment date) and is allocated directly to both current and deferred income tax expenses from continuing operations.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to the new tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2018
(Unaudited)

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2018	2017
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,655	$17,742
Deferred non-cash post-employment compensation	(372)	(619)
Depreciation and amortization	179	454
Unrealized loss (gain) on securities held for sale	322	(366)
Other	(42)	-
Total federal tax liability	10,742	17,211

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,298	1,206
Deferred non-cash post-employment compensation	(45)	(42)
Depreciation and amortization	22	31
Other	(45)	(29)
Total state and local tax liabilities	1,230	1,166
Deferred tax liability, long-term	$11,972	$18,377

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
January 31, 2018
(Unaudited)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2018	2017
U.S. statutory federal tax rate	30.33%	35.00%
Increase (decrease) in tax rate from:
Effect on deferred tax liabilities from federal tax rate reduction to 21%	-65.87%	-
State and local income taxes, net of federal income tax benefit	1.27%	-0.39%
Effect of dividends received deductions	-0.47%	-0.29%
Domestic production tax credit	-0.13%	-0.19%
Other, net	0.18%	-0.65%
Effective income tax rate	-34.69%	33.48%

The Company believes that, as of January 31, 2018, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	January 31,	April 30,
($ in thousands)	2018	2017
Building and leasehold improvements	$1,013	$789
Furniture and equipment	4,021	3,865
	5,034	4,654
Accumulated depreciation and amortization	(3,601)	(3,415)
Total property and equipment, net	$1,433	$1,239

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

The Company did not incur and did not capitalize expenditures related to the development of software for internal use during the nine months ended January 31, 2018. The Company capitalized $411,000 related to the development of software for internal use during the nine months ended January 31, 2017. Capitalized software included $215,000 of internal costs to develop software and $196,000 of third party programmers' costs during the nine months ended January 31, 2017. Such costs were capitalized and amortized over the expected useful life of the asset which is 3 to 5 years. Total amortization expenses during the nine months ended January 31, 2018 and January 31, 2017, were $610,000 and $3,558,000, respectively. Additional amortization expense in fiscal 2017 was primarily attributable to the re-evaluation of the useful life of internally developed software costs related to digital security and product production software.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2018
(Unaudited)

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2017 (1)(2)	288,335	$3,781	$13.11	$609
Purchases effected in open market during the quarters ended:
July 31, 2017	2,353	40	17.29	569
October 31, 2017	6,512	110	16.90	459
January 31, 2018	2,285	41	17.99	418
Balance as of January 31, 2018	299,485	$3,972	$13.26	$418

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
$14,199

For the nine months ended January 31, 2018 and 2017, rental expenses were $931,000 and $1,252,000, respectively.

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2018, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's NYC leased corporate office facility.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2018
(Unaudited)

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

Note 15 - Concentration:

During the nine months ended January 31, 2018, 17% of total publishing revenues of $26,997,000 were derived from a single customer.

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

●	generating future revenues or collection of receivables from significant customers;
●	dependence on key personnel;
●	competition in the fields of publishing, copyright data and investment management;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	terrorist attacks, cyber attacks and natural disasters;
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2018; and other risks and uncertainties arising from time to time.

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

Payments received for new and renewal subscriptions and the value of receivables for amounts billed to retail and institutional customers are recorded as unearned revenue until the order is fulfilled. As the orders are fulfilled, the Company recognizes revenue in equal installments over the life of the particular subscription. Accordingly, the subscription fees to be earned by fulfilling subscriptions after the date of a particular balance sheet are shown on that balance sheet as unearned revenue within current and long-term liabilities.

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

Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues calculated each fiscal quarter was 49.73%, 50.28% and 50.88% during the first, second and third quarters of fiscal 2018, respectively, and 49.45%, 49.14% and 49.19% during the first, second and third quarters of fiscal 2017, respectively.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

The nation's long business expansion, which is now approaching a decade in duration, continues to press ahead. On point, after a trio of solid quarterly increases in the gross domestic product to close out the final nine months of 2017, recent trends in employment, wage growth, personal income and spending, and the leading indicators suggest that the opening three months of this year will bring additional improvement.

Encouragingly, this latest buildup in economic momentum seems likely to continue this year. True, there could be some early-year choppiness, as there often is during the seasonally low  opening period, although weather-related  issues have been less numerous than in recent years. Meanwhile, once spring arrives, GDP should kick into somewhat higher gear, with growth moving back up into the 3% range that was in place during the middle quarters of last year. The likely improvement should be driven by increases in infrastructure spending, gains in industrial activity, additional durability in housing, and solid levels of consumer spending by a public that, for the most part, has seen its wealth expand due to the historic bull market, increasing pay checks and rising real estate values.

Of course, few up cycles continue without interruption, and this one figures to be no exception. And although we do not see a recession on the horizon--with the current expansion likely to last into the early years of the next decade given the absence of growth or inflation excesses to date--there are risks that should not be dismissed. Chief among these would be the failure of fiscal initiative and monetary policy adjustments to keep the economic ball rolling without inviting major overheating. Other risks would be serious political headwinds at home or damaging flare-ups overseas.

For now, though, the business outlook continues to be bright and this is helping to keep the stock market at a high level, albeit with a few high-profile reversals along the way, as P/E ratios remain at the upper end of their historic range.

Results of Operations for the Three and Nine Months Ended January 31, 2018 and January 31, 2017

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2018	2017	Change	2018	2017	Change
Income from operations including gain on sale of operating facility in fiscal 2017	$787	$(212)	#N/A	$2,760	$7,948	-65.3%
Non-voting revenues and non-voting profits interests from EAM Trust	$2,284	$1,934	18.1%	6,657	5,782	15.1%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$3,071	$1,722	78.3%	$9,417	$13,730	-31.4%
Operating expenses	$8,307	$8,859	-6.2%	$24,237	$25,993	-6.8%
Income from securities transactions, net	$258	$132	95.5%	$445	$226	96.9%
Income before income taxes	$3,329	$1,854	79.6%	$9,862	$13,956	-29.3%
Net income	$8,996	$1,445	522.6%	$13,283	$9,283	43.1%
Earnings per share	$0.93	$0.15	520.0%	$1.37	$0.96	42.7%

During the nine months ended January 31, 2018, the Company’s net income of $13,283,000, or $1.37 per share, was $4,000,000 or 43.1% above net income of $9,283,000, or $0.96 per share, for the nine months ended January 31, 2017.  During the nine months ended January 31, 2018 there were 9,705,347 average common shares outstanding as compared to 9,724,377 average common shares outstanding during the nine months ended January 31, 2017.  Income from operations of $2,760,000 during the nine months ended January 31, 2018 was $5,188,000 below income from operations of $7,948,000, which included a pre-tax gain of $8,123,000 from the sale of the Company's operating facility during the nine months ended January 31, 2017 for which it received net proceeds of $11,555,000 on July 29, 2016.  During the three months ended January 31, 2018, the Company’s net income of $8,996,000, or $0.93 per share, was $7,551,000 above net income of $1,445,000, or $0.15 per share, for the three months ended January 31, 2017 due to the fiscal 2018 reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% on the Company’s long-term deferred tax liabilities, resulting in a tax benefit of 65.87% of pre-tax income for the nine months ended January 31, 2018.  The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act.  The effect of the re-calculation is reflected entirely in the third quarter ended January 31, 2018 (the period that includes the enactment date) and is allocated directly to both current and deferred income tax expenses from continuing operations.  The decrease in income from operations during the nine months ended January 31, 2018, was partially offset by a $2,913,000 decrease in depreciation and amortization expense in fiscal year 2018.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2018	2017	Change	2018	2017	Change
Investment periodicals and related publications:
Print	$3,479	$3,446	1.0%	$10,405	$10,601	-1.8%
Digital	3,912	4,022	-2.7%	11,852	12,146	-2.4%
Total investment periodicals and related publications	7,391	7,468	-1.0%	22,257	22,747	-2.2%
Copyright data fees	1,703	1,179	44.4%	4,740	3,071	54.3%
Total publishing revenues	9,094	8,647	5.2%	26,997	25,818	4.6%
Gain on sale of operating facility	-	-	n/a	-	8,123	n/a
Total revenues	$9,094	$8,647	5.2%	$26,997	$33,941	-20.5%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

  Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2018		2017		2018		2017
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	15.3%	14.2%	10.3%	13.4%	16.1%	15.2%	12.7%	16.2%
Conversion and Renewal Sales	84.7%	85.8%	89.7%	86.6%	83.9%	84.8%	87.3%	83.8%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the nine months ended January 31, 2018 new sales of print publications increased as a percent of the total gross print sales as a result of an increase in new print retail sales orders while conversion and renewal sales of print orders decreased from the prior fiscal year.  New sales of digital publications decreased as a percent of the total gross digital sales as a result of a decrease in new digital retail sales orders, related to a two-year trend of lower advertising expenditures.  Conversion and renewal sales of digital services slightly increased as a percent of the total gross digital sales over the prior fiscal year as a result of a slower decline than the decline in new sales due to efforts by our in-house Retail and Institutional Sales departments.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2018	2017	2017	Jan-18 vs. Apr-17	Jan-18 vs. Jan-17
Unearned subscription revenue (current and long-term liabilities)	$24,112	$25,659	$24,239	-6.0%	-0.5%

Unearned subscription revenue as of January 31, 2018 is comparable to January 31, 2017 and is 6.0% below April 30, 2017. The decline from April 30, 2017, reflects both the timing of advertising for order generation and the fact that April 30th is the usual annual peak. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $22,257,000 decreased $490,000, or 2.2%, for the nine months ended January 31, 2018, as compared to the prior fiscal year. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at January 31, 2018 was 3.7% below total product line circulation at January 31, 2017. The Company has been successful in growing revenues from digitally-delivered investment periodicals within the institutional market. Institutional Sales generated total sales orders of $9,789,000 for the nine months ended January 31, 2018 which were 1.1%, above comparable total sales orders of $9,687,000 for the nine months ended January 31, 2017. Revenues from institutional subscribers increased 1.6% above the prior fiscal year. This revenue growth continues a positive trend for Institutional Sales, but is not sufficient to wholly offset the lost revenues from retail subscribers. We have also benefited from the ability to realize modest price increases as well as “converting” an increased volume of customers from lower cost retail to the more robust professional priced services. The retail telemarketing sales team generated total sales orders of $6,102,000 for the nine months ended January 31, 2018 which compares to $6,661,000 in the prior fiscal year.

Print publication revenues of $10,405,000 decreased $196,000 or 1.8% for the nine months ended January 31, 2018 as compared to the prior fiscal year. Revenues from institutional print publications increased $146,000 or 8.6% while print publications revenues from retail subscribers decreased $342,000 or 3.8% for the nine months ended January 31, 2018, as compared to the prior fiscal year. Total print circulation at January 31, 2018 was 3.1% above total print circulation at January 31, 2017. Digital publications revenues of $11,852,000 during the nine months ended January 31, 2018 were $294,000 or 2.4% below the prior fiscal year. Revenues from institutional digital publications increased less than 1% as compared to the prior fiscal year. Digital publications revenues from retail subscribers decreased $315,000 or 9.5% as compared to the prior fiscal year. Total digital circulation at January 31, 2018 was 12.6% below total digital circulation at January 31, 2017.

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

Copyright data fees

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. For the six month period ended January 31, 2018, the combined Ranking System “Rank 1 & 2” stocks’ increase of 13.2% outperformed the Russell 2000 index’s increase of 10.5% during the comparable period. For the twelve month period ended January 31, 2018, the combined Ranking System “Rank 1 & 2” stocks’ increase of 16.0% outperformed the Russell 2000 index’s increase of 15.7% during the comparable period.

During the three and nine months ended January 31, 2018, copyright data fees of $1,703,000 and $4,740,000, respectively, were 44.4% and 54.3%, respectively, above the prior fiscal year. As of January 31, 2018, total third party sponsored assets were attributable to three contracts for copyright data representing $4.4 billion in various products, as compared to three contracts for copyright data representing $3.2 billion in assets at January 31, 2017.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2018, were $2.6 billion, which is $300 million, or 13%, above total assets of $2.2 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2017. The increase reflects successful investment selection capturing market appreciation, offset by net redemptions in nine of the eleven Value Line Funds over the twelve month period ended January 31, 2018.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2018	2017	Change
Variable annuity assets ("GIAC")	$418	$419	-0.2%
All other open end equity and hybrid fund assets	2,078	1,754	18.5%
Total equity and hybrid funds	2,496	2,173	14.9%
Fixed income funds	116	129	-10.1%
Total EAM managed net assets	$2,612	$2,302	13.5%

The Daily Income Fund managed by Reich & Tang Asset Management LLC was liquidated on July 29, 2015. Since then the Value Line Fund shareholders have been provided a money market fund alternative investment managed by Federated Government Obligations Fund.

EAM has successfully broadened distribution, particularly within the Adviser/Independent Broker Dealer (“IBD”) channel. Assets in that channel are up $105 million or 17% year over year as a result of market appreciation. The channel accounts for approximately 61% of gross sales for the year.   Due to stronger gross annual sales than that of the prior year, the Advisor/IBD channel continues to be positive and the leading channel for net sales for the period. The marketing efforts have led to clients of over 4,000 financial advisers (individual reps or RIAs) owning a Value Line fund as of January 31, 2018. The largest distribution channel for the Value Line Funds remains the fund supermarket platforms such as Charles Schwab & Co., Inc., Fidelity, Pershing and E-Trade.

As of January 31, 2018, four of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. As of January 31, 2018, three of the six equity and hybrid funds were in the top quintile of their respective peer groups for the one year period, and three of the six funds were in the top quintile for the three year period according to Morningstar.

Several of the Value Line Funds have received national recognition.  The Value Line Mid-Cap Focused Fund, the Value Line Small Cap Opportunities Fund and the Value Line Income and Growth Fund have been named “Category Kings” in The Wall Street Journal in multiple months in calendar 2017.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the nine months ended January 31, 2018, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $12,096,000, 12b-1 fees and other fees of $4,844,000 and other income of $156,000 which included dividend, interest and licensing fees income. For the same period, total investment management fee waivers were $392,000 and 12b-1 fee waivers for four Value Line Funds were $583,000. During the nine months ended January 31, 2018, EAM's net income was $1,166,000 after giving effect to Value Line’s non-voting revenues interest of $6,074,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of January 31, 2018, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 79.6%, variable annuity funds issued by GIAC represent 16.0%, and fixed income fund assets represent 4.4%, respectively, of total fund assets under management (“AUM”) as of January 31, 2018. At January 31, 2018, equity, hybrid and GIAC variable annuities AUM increased by 14.9% and fixed income AUM decreased by 10.1% as compared to the prior fiscal year.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2018	2017	Change	2018	2017	Change
Non-voting revenues interest	$2,057	$1,803	14.1%	$6,074	$5,389	12.7%
Non-voting profits interest	227	131	73.3%	583	393	48.3%
	$2,284	$1,934	18.1%	$6,657	$5,782	15.1%

During the nine months ended January 31, 2018 and January 31, 2017, the Company recorded revenues of $6,657,000 and $5,782,000, respectively, consisting of $6,074,000 and $5,389,000, from its non-voting revenues interest in EAM and $583,000 and $393,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2018	2017	Change	2018	2017	Change
Advertising and promotion	$1,096	$908	20.7%	$2,718	$2,436	11.6%
Salaries and employee benefits	4,739	4,621	2.6%	13,813	12,830	7.7%
Production and distribution	1,524	2,134	-28.6%	4,322	6,958	-37.9%
Office and administration	948	1,196	-20.7%	3,384	3,769	-10.2%
Total expenses	$8,307	$8,859	-6.2%	$24,237	$25,993	-6.8%

Expenses within the Company are categorized into advertising and promotion, salaries and benefits, production and distribution, office and administration.

Operating expenses of $24,237,000 for the nine months ended January 31, 2018 decreased $1,756,000, or 6.8%, as compared to the nine months ended January 31, 2017 primarily due to a $2,913,000 decrease in depreciation and amortization expense partially offset by a $282,000 increase in advertising expenses and a $983,000 increase in salaries and employee benefits in fiscal 2018. During the three months ended January 31, 2018 operating expenses of $8,307,000 decreased $552,000, or 6.2%, as compared to the three months ended January 31, 2017 primarily due to a $619,000 decrease in depreciation and amortization expense partially offset by a $188,000 increase in advertising expenses and a $118,000 increase in salaries and employee benefits during the third quarter of fiscal 2018 as compared to the third quarter of the prior fiscal year.

Advertising and promotion

During the three and nine months ended January 31, 2018, advertising and promotion expenses of $1,096,000 and $2,718,000, respectively, increased $188,000 and $282,000, respectively, as compared to the prior fiscal year primarily due to an increase in media advertising expense. Direct marketing expenses of $889,000 during the nine months ended January 31, 2018 increased $170,000 as compared to the prior fiscal year due to the increases in expenses for The Value Line Investment Survey and The Value Line Special Situations in fiscal 2018.

Salaries and employee benefits

During the three and nine months ended January 31, 2018 salaries and employee benefits of $4,739,000 and $13,813,000, respectively, increased $118,000 and $983,000, respectively, above those of the prior fiscal year’s which included the effect of a decrease of $215,000 in the capitalization of internal salaries and benefits expenses for digital project development during the nine months ended January 31, 2018, as compared to the prior fiscal year.  The remaining increases in salaries and employee benefits, primarily in the Information Technology department (“IT”) related to the Company’s digital infrastructure and production processes, and Research and Quantitative Research departments.

Production and distribution

During the three and nine months ended January 31, 2018 production and distribution expenses of $1,524,000 and $4,322,000, respectively, decreased $610,000 and $2,636,000, respectively, as compared to the prior fiscal year. During the nine months ended January 31, 2018 a decrease of $2,945,000 was attributable to a decline in amortization of internally developed software costs related to digital security and product production software. During the nine months ended January 31, 2018 the decrease in production costs was partially offset by a $280,000 increase in production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems and web “framework”.

Office and administration

During the three and nine months ended January 31, 2018 office and administration expenses of $948,000 and $3,384,000, respectively, decreased $248,000 and $385,000, respectively, as compared to the prior fiscal year. During the nine months ended January 31, 2018 a decrease in office and administration expenses was primarily as a result of a $321,000 decrease in the cost of space rental due to lower rent payments resulting from the sub-lease agreement with ABM Industries, Incorporated (“ABM” or the “Sublandlord”). In accordance with GAAP, we allocated the benefit of the free rent period and other concessions over the term of our new NYC sublease, commenced on December 1, 2016. In fact, however, the Company did not pay cash rent for the new New York City office facility from December 2016 through October 2017. Additional decreases include $109,000 savings in real estate taxes due to the relocation of VLDC operations to a new leased NJ facility upon the sale of the operating facility in July 2016 and relocation of the NYC office to a new smaller facility at 551 Fifth Ave., NY in February 2017.

Concentration

During the nine months ended January 31, 2018, 17% of total publishing revenues of $26,997,000 were derived from a single customer.

Income from Securities Transactions, net

During the three months ended January 31, 2018 and January 31, 2017 the Company’s income from securities transactions, net, primarily derived from dividend income, was $258,000 and $132,000, respectively. During the nine months ended January 31, 2018 and January 31, 2017 the Company’s income from securities transactions, net, primarily derived from dividend income, was $445,000 and $226,000, respectively. There were no sales, or gains or losses from sales of equity securities during the nine months ended January 31, 2018. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2018 were $1,634,000. Proceeds from equity securities classified as available-for-sale were $152,000 and $14,000 during the nine months ended January 31, 2018 and January 31, 2017, respectively. There were no sales or proceeds from sales of government debt securities in fiscal 2017. In fiscal 2018 income from securities transactions, net, included capital gain distribution from ETFs of $152,000 which compares to capital gain distribution from ETFs of $39,000 in fiscal 2017.

Lease Commitments

In February 2017 the Company's headquarters and offices moved to a new location. On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which is scheduled to be reduced to $305,000 on September 30, 2021 and fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

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

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2018 and January 31, 2017 were (34.69%) and 33.48%, respectively. The aforementioned reduction in the income tax rate results in a tax benefit of 65.87% of pre-tax income for the nine months ended January 31, 2018, primarily attributable to the effect on the long-term deferred tax liability.  The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act.  The effect of the re-calculation is reflected entirely in the third quarter ended January 31, 2018 (the period that includes the enactment date) and is allocated directly to both current and deferred income tax expenses from continuing operations.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to the new tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $2,008,000 as of January 31, 2018 and working capital of $1,200,000 as of April 30, 2017. These amounts include short term unearned revenue of $18,361,000 and $20,188,000 reflected in total current liabilities at January 31, 2018 and April 30, 2017, respectively. Cash and short term securities were $22,622,000 and $23,133,000 as of January 31, 2018 and April 30, 2017, respectively.

The Company’s cash and cash equivalents include $3,716,000 and $6,066,000 at January 31, 2018 and April 30, 2017, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Securities and Exchange Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash outflows from operating activities of $2,232,000 during the nine months ended January 31, 2018 compared to cash outflows from operations of $5,241,000 during the nine months ended January 31, 2017.  The decrease in cash outflows from fiscal 2017 to fiscal 2018 was primarily attributable to the payment of federal state and local income taxes on the sale of the Company’s operating facility in fiscal 2017, partially offset by the timing of receipts from accounts receivable, payments of invoices to relocate the Company’s operating facilities and the timing of prepaid expenses.

Cash from investing activities

The Company’s cash inflows from investing activities of $5,327,000 during the nine months ended January 31, 2018, compared to cash inflows from investing activities of $4,293,000 for the nine months ended January 31, 2017. During fiscal 2018, the Company continued to invest in fixed income securities. During the nine months ended January 31, 2017, the Company invested $11,089,000 in fixed income and equity securities from the net proceeds of $11,555,000 received from sale of the Company’s operating facility and invested $469,000 in a bank money market fund and pledged this investment to represent cash securing a Bank Letter of Credit issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Cash from financing activities

During the nine months ended January 31, 2018, the Company’s cash outflows from financing activities were $5,434,000 and compared to cash outflows from financing activities of $5,646,000 for the nine months ended January 31, 2017. Cash outflows for financing activities included $191,000 and $681,000 for the repurchase of 11,150 and 41,461 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2018 and 2017, respectively. Quarterly dividend payments of $0.18 per share during the nine months ended January 31, 2018 aggregated $5,243,000 as compared to $4,965,000 aggregated quarterly dividend payments of $0.17 per share during the nine months ended January 31, 2017.

On January 19, 2018, the Board of Directors of Value Line declared a quarterly dividend of $0.18 per share and a special dividend of $0.20 per share. At January 31, 2018 there were 9,700,515 common shares outstanding as compared to 9,715,128 common shares outstanding at January 31, 2017. The Company expects financing activities to continue to include use of cash for dividend payments and common share repurchases for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2018, retained earnings and liquid assets were $45,288,000 and $22,622,000, respectively.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of January 31, 2018 and April 30, 2017 the aggregate cost of fixed income securities classified as available-for-sale were $8,486,000 and $7,484,000, respectively, and fair value was $8,478,000 and $7,479,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(in thousands)

		(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of January 31, 2018
Investments in securities with fixed maturities	$8,478	$8,550	$8,548	$8,673	$8,583

As of April 30, 2017
Investments in securities with fixed maturities	$7,479	$7,473	$7,504	$7,473	$7,500

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

As of January 31, 2018 and April 30, 2017, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000 and the fair value was $9,926,000 and $9,097,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2018	Equity Securities and ETFs held for dividend yield	$9,926	30% increase	$12,904	4.39%
			30% decrease	$6,948	-4.39%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2017	Equity Securities and ETFs held for dividend yield	$9,097	30% increase	$11,826	4.69%
			30% decrease	$6,368	-4.69%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2018. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2017	2,285	$18	2,285	$418,000

December 1 - 31, 2017	-	-	-	418,000

January 1 - 31, 2018	-	-	-	418,000
Total	2,285	$18	2,285	$418,000

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

Date: March 14, 2018