Form 10-K
period 2018-04-30
VALUE LINE INC
filed 2018-07-26
CIK 717720

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X ] No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2017 was $19,125,609.

There were 9,689,334 shares of the registrant’s Common Stock outstanding at June 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2018 Annual Meeting of Shareholders, to be held on

October 9, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2018, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2018” are to the twelve month period from May 1, 2017 to April 30, 2018;

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

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2018, owns 89.08% of the outstanding shares of the common stock of the Company.

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

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, Value Line Select: ETFs, and The Value Line Special Situations Service®) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers. These services also make use of Value Line’s proprietary statistical ranks and ratings. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections, highlighting a monthly stock with strong return potential and reasonable risk.  Value Line Select: Dividend Income & Growth represents Value Line's targeted coverage of dividend paying stocks with good growth potential. Value Line Select: ETFs recommends a new ETF for purchase each month. The Value Line Special Situations Service provides in-depth research analysis on small and mid-cap stocks.

              Value Line offers digital versions of most of its products through the Company’s website, www.valueline.com. Subscribers to the print versions have, in some cases, received free access to the corresponding digital versions, although digital subscribers do not receive a free print edition. The most comprehensive of the Company’s online platforms is The Value Line Research Center, which allows subscribers to access most of the Company’s research and publications at a packaged price via the Internet.

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

The Value Line Investment Survey - Small and Mid-Cap

The Value Line Investment Survey - Small and Mid-Cap is an investment research product introduced in 1995 that provides short descriptions of and extensive data for approximately 1,700 small and medium-capitalization stocks, many listed on The NASDAQ Exchange, beyond the approximately 1,700 equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey. Like The Value Line Investment Survey, the Small and Mid-Cap has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures and two model portfolios. The "Ratings and Reports" section, providing updated reports on around 135 equity securities each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey. One unique feature of the Small and Mid-Cap is The Performance Ranking System, which incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,700 equity securities in the Small and Mid-Cap Survey. The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to twelve months. The principal differences between the Small and Mid-Cap Survey and The Value Line Investment Survey are that the Small and Mid-Cap Survey does not include Value Line’s Timeliness Ranks, financial forecasts, analyst commentary, or a Selection & Opinion section. These modifications allow VLP to offer this service at a lower price.

The Value Line Fund Advisor Plus

The Value Line Mutual Fund Ranking System was introduced in 1993. It is the system utilized in the Fund Advisor Plus product, a 48-page newsletter featuring load, no-load, and low-load open-end mutual funds. This product was originally introduced as The Value Line No-Load Fund Advisor in 1994 and augmented in 2009. Each issue offers strategies for maximizing total return, and highlights of specific mutual funds. It also includes information about retirement planning and industry news. A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of nearly 20,000 mutual funds, including screening tools and full-page printable reports on each fund.

The Fund Advisor was discontinued in June 2018 and replaced by The Value Line Fund Advisor Plus, which contains data on more than 20,000 no-load and low-load funds and a new digital screener. The new screener offers additional fields (about a dozen more) and functionality (e.g. export).

The Value Line Special Situations Service

The Value Line Special Situations Service’s core focus is on smaller companies whose equity securities are perceived by Value Line’s analysts as having exceptional appreciation potential. This publication was introduced in 1951. A second portfolio of stocks for more conservative investors seeking small company exposure was added in 2009.

The Value Line Options Survey

The Value Line Options Survey is a daily digital service that evaluates and ranks approximately 200,000 U.S. equity and equity index options. Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only offered as an online subscription due to the volatility in the pricing of options.

The Value Line Convertibles Survey

This service evaluates and ranks over 550 convertible securities (bonds and preferred stocks) for future market performance. In fiscal 2010, The Value Line Convertibles Survey became an online only service. The service’s subscribers benefit from a website that includes daily price updates, analysis of each security with a printable fact sheet, and a newsletter alerting subscribers to recent rank changes. The service will be restructured in summer 2018, to reduce costs.

Value Line Select

Value Line Select, is a monthly stock selection service and was first published in 1998. It focuses each month on a single company that the Value Line Research Department has selected from a group of high-quality companies whose stocks are viewed as having a superior risk/reward ratio. Recommendations are backed by in-depth research and are subject to ongoing monitoring by research personnel. Beginning in May 2017, each month, we also include a Bonus Recommendation, which is a smaller capitalization stock with more risk/reward potential.

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

Value Line Select: ETFs

In May 2017, we launched Value Line Select: ETFs, a monthly ETF selection service. This product focuses on ETFs that appear poised to outperform the broader market. The selection process utilizes an industry approach, with the same data-focused analysis that is the hallmark of Value Line.

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

Fundamental DataFile I and II

Value Line’s Fundamental DataFile I contains fundamental data (both current and historical) on approximately 6,000 publicly traded companies that follow U.S. generally accepted accounting principles (“GAAP”). This data product provides annual data from 1955, quarterly data from 1963, and full quarterly data as reported to the SEC from 1985. Value Line also offers historical data on over 9,500 companies that no longer exist in nearly 100 industries via our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold primarily to the institutional and academic markets. Value Line also offers a scaled down DataFile product, Fundamental DataFile II, which includes a limited set of historical fundamental data.

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

ETF Survey

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

Digital Services

The Value Line Investment Survey - Smart Investor offers digital access to full page reports, analyst commentary and Value Line proprietary ranks on approximately 1,700 stocks. Online tools include a screener, alerts, watch-lists and charting. Print capabilities are included.

The Value Line Investment Survey - Savvy Investor offers digital access to full page reports and Value Line proprietary ranks on approximately 3,500 stocks. Online tools include a screener, alerts, watch-lists and charting. Print capabilities are included.

The Value Line Investment Survey - Small Cap Investor offers digital access to full page reports and Value Line proprietary ranks on approximately 1,800 stocks. One year of history is included. Online tools include a screener, alerts, watch-lists and charting. Print capabilities are included.

The Value Line Investment Survey - Investor 600, equivalent to The Value Line 600 print, offers digital access to full page reports, analyst commentary and Value Line proprietary ranks on approximately 600 selected stocks covering the same variety of industries as The Value Line Investment Survey. Online tools include a screener, alerts, watch-lists and charting. Print capabilities are included.

Value Line Pro Premium digital service includes The Value Line Investment Survey® and The Value Line Investment Survey® — Small & Mid-Cap and covers 3,500 stocks. This equity package monitors companies with market values ranging from $100 million to well over $300 billion, across nearly 100 industries, representing 95% of daily U.S. trading volume. There are over 300 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line Pro Basic digital service covers the 1,700 stocks included in The Value Line Investment Survey®, drawn from 100 industries, representing 90% of total U.S. trading volume. There are over 300 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line  Pro Elite digital service includes The Value Line Investment Survey®  and The Value Line Investment Survey® — Small & Mid-Cap. Pro Elite service package aimed at professional industry includes digital access to full page reports and Value Line proprietary ranks on approximately 3,500 stocks. In addition, our database of mostly microcap firms adds approximately 2,500 names, for a total of about 6,000 stocks. Five years’ history is included. Online tools include a screener, alerts, watch-lists and charting. Downloading and print capabilities are included. Less expensive variant with fewer features is also available.

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

The Value Line Investment Survey – Library Elite offers libraries digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 3,500 stocks, along with one year of full-detail history. Online tools include a screener, and charting. Print capabilities are included.

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

All the digital services have Charting features, including many options to chart against popular indexes with the ability to save settings and print. All products for financial professionals have an Alerts Hub which allows the user to set up alerts for up to 25 companies, with delivery via text or email.

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

Value Line’s primary copyright data products are structured as ETFs and Unit Investment Trusts, all of which have in common some degree of reliance on the Value Line Ranking System for their portfolio creation. These products are offered and distributed by independent sponsors.

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

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interests in these businesses were restructured as non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2018, were $2.48 billion, which is $70 million, or 2.8%, above total assets of $2.41 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2017.

Total net assets of the Value Line Funds at April 30, 2018, were:

($ in thousands)

Value Line Small Cap Opportunities Fund	$480,911
Value Line Capital Appreciation Fund	435,251
Value Line Premier Growth Fund	331,645
Value Line Asset Allocation Fund	313,849
Value Line Larger Companies Focused Fund	282,478
Value Line Strategic Asset Management Fund	242,806
Value Line Mid Cap Focused Fund	147,132
Value Line Centurion Fund	133,489
Value Line Core Bond Fund	57,652
Value Line Tax Exempt Fund	53,208
Value Line VIP Equity Advantage Fund	2,675

Total EAM managed net assets	$2,481,096

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

Wholly-owned operating subsidiaries of the Company as of April 30, 2018 include the following:

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

F. Investments

As of April 30, 2018 and April 30, 2017, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $17,844,000 and $16,576,000, respectively, including equity securities and fixed income securities classified as available-for-sale on the Consolidated Balance Sheets. As of April 30, 2018 and April 30, 2017, the Company held equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL). As of April 30, 2018 and April 30, 2017, the Company held fixed income securities classified as available-for-sale, which consist of certificates of deposits and securities issued by federal, state, and local governments within the United States.

G. Employees

At April 30, 2018, the Company and its subsidiaries employed 171 people.

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

H. Principal Business Segments

The information with respect to revenues from external customers and profit and loss of the Company's identifiable principal business segments is incorporated herein by reference to Note 19 of the Notes to the Company's Consolidated Financial Statements included in this Form 10-K.

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

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2018), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	64	Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co. Mr. Brecher has been an officer of the Company for more than 20 years.

Stephen R. Anastasio	59	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

A decrease in the revenue generated by a significant customer could adversely affect the Company’s cash flow and financial condition.

The Company derives a significant portion of its cash flow and publishing revenues from a single significant customer.

If the Company does not maintain its subscriber base, its operating results could suffer.

A substantial portion of the Company’s revenue is generated from print and digital subscriptions, which are paid in advance by subscribers. Unearned revenues are accounted for on the Consolidated Balance Sheets of the Company within current and long-term liabilities. The backlog of orders is primarily generated through renewals and new subscription marketing efforts as the Company deems appropriate. Future results will depend on the renewal of existing subscribers and obtaining new subscriptions for the investment periodicals and related publications. The availability of competitive information on the Internet at low or no cost has had and may continue have a negative impact on the demand for our products.

The Company believes that the negative trend in retail print subscription revenue experienced in recent years is likely to continue.

During the last several years, the Company has experienced a negative trend in retail print subscription revenue. It is expected that print revenues will continue to decline long-term, while the Company emphasizes digital offerings. The Company has established the goal of maintaining competitive digital products and marketing them through traditional and digital channels to retail and institutional customers. However, the Company is not able to predict whether revenues from digital retail publications will grow more than print revenues decline, nor whether its initiatives to increase business in the professional investor market segment will continue to be successful.

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

As of April 30, 2018, AB&Co., Inc. beneficially owned 89.08% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2018 was 35. As of April 30, 2018, the closing stock price was $19.48.

The reported high and low prices and the dividends paid on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Regular Dividend Declared Per Share	Special Dividend Declared Per Share

April 30, 2018	$22.34	$17.30	$0.19	-
January 31, 2018	$22.58	$17.21	$0.18	$0.20
October 31, 2017	$18.15	$13.26	$0.18	-
July 31, 2017	$19.50	$16.67	$0.18	-

April 30, 2017	$18.36	$16.30	$0.18	-
January 31, 2017	$25.25	$17.38	$0.17	-
October 31, 2016	$19.45	$14.99	$0.17	-
July 31, 2016	$19.15	$14.05	$0.17	-

On July 20, 2018, the Board of Directors of Value Line declared a quarterly dividend of $0.19 per share to shareholders of record as of July 30, 2018 to be paid on August 10, 2018.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2018.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2018. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2018 through February 28, 2018	0	$-	0	$418,000
March 1, 2018 through March 31, 2018	4,736	18.39	4,736	330,000
April 1, 2018 through April 30, 2018	4,159	18.09	4,159	255,000
Total	8,895	$18.25	8,895	$255,000

(1)     On September 19, 2012, the Company's Board of Directors approved a share repurchase program, authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases will be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. During fiscal 2018, the Company repurchased an aggregate of 20,045 shares of the Company's common stock for $354,000 at an average price of $17.67 per share under the repurchase program. During fiscal 2017, the Company repurchased an aggregate of 44,924 shares of the Company's common stock for $741,000 at an average price of $16.51 per share under the repurchase program. During fiscal 2016, the Company repurchased an aggregate of 52,907 shares of the Company's common stock for $796,000 at an average price of $15.03 per share under the repurchase program.

Arnold Bernhard and Co., Inc. may purchase additional shares of common stock of the Company from time to time.

Item 6. SELECTED FINANCIAL DATA.

	Fiscal Years Ended April 30,
($ in thousands, except number of shares and earnings per share amounts)	2018	2017	2016	2015	2014
Revenues:
Investment periodicals and related publications	$29,503	$30,168	$31,925	$32,676	$33,598
Copyright data fees	6,365	4,406	2,621	2,847	2,733
Total investment periodicals and related publications	35,868	34,574	34,546	35,523	36,331

Gain on sale of operating facility	-	8,123	-	-	-

Total revenues	$35,868	$42,697	$34,546	$35,523	$36,331
Income from operations	$2,572	$7,459	$1,880	$2,399	$2,501
Revenues and profits interests from EAM Trust	$8,786	$7,714	$7,651	$7,970	$7,499
Income from securities transactions and other, net	$540	$312	$477	$126	$178
Net income	$14,738	$10,367	$7,291	$7,292	$6,768
Earnings per share, basic and fully diluted	$1.52	$1.07	$0.75	$0.74	$0.69
Total assets	$86,788	$86,724	$86,507	$87,421	$86,875
Long term liabilities	$18,376	$24,280	$25,609	$26,768	$26,521
Weighted average number of common shares outstanding	9,703,255	9,721,958	9,781,495	9,813,623	9,839,155

Cumulative cash dividends declared per share during the fiscal year	$0.93	$0.69	$0.65	$0.60	$0.60

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help a reader understand Value Line, its operations and business factors. The MD&A should be read in conjunction with Item 1, “Business”, and Item 1A, “Risk Factors” of form 10-K, and in conjunction with the consolidated financial statements and the accompanying notes contained in Item 8 of this report.

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

Prior to December 23, 2010, the Company’s businesses consolidated into two reportable business segments. The investment periodicals and related publications (retail and institutional) and fees from copyright data including the proprietary Ranking System information and other proprietary information consolidate into one segment called Publishing and the investment management services to the Value Line Funds were consolidated into a second business segment called Investment Management. Subsequent to December 23, 2010, the Publishing segment constitutes the Company’s only reportable business segment.

Asset Management and Mutual Fund Distribution Businesses

The Company completed the restructuring of its asset management and mutual fund distribution businesses (the “Restructuring Transaction”) on December 23, 2010 (the “Restructuring Date”) and executed the EAM Declaration of Trust (the “EAM Declaration of Trust”). Pursuant to the EAM Declaration of Trust, the Company received an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM or control of its business.

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

Business Environment

The nation's long business expansion, which is now closing in on a decade in duration, is finally pressing ahead strongly after years of clearly underperforming. On point, after three quarters of reasonable solid increases in the nation's gross domestic product to close out the twelve months of calendar 2017, and a further respectable showing in the seasonally weak opening quarter of the current year, recent trends in manufacturing, non-manufacturing, personal income, retail spending, and  employment growth suggest that the recently ended second calendar quarter saw a materially stronger rate of economic improvement, with the nation's gross domestic product likely advancing by more than 4%.

Encouragingly, this recent buildup in economic momentum seems likely to largely continue during the second half and into 2019. Specifically, after the aforementioned likely acceleration in GDP growth in the second quarter, further improvement, likely driven by gains in industrial activity, consumer spending, and housing, should follow down the stretch of this year, with growth on the order of 3%, or better, being realized. Further improvement within that range would then seem reasonable to expect as 2019 gets under way.

Of course, few up cycles continue without interruption, and this one figures to be no exception. And although we do not see a recession on the horizon - with the long-lived expansion likely lasting through at least the current decade, given the absence of severe growth or inflation excesses to date--there are risks that should not be dismissed. Chief among these would be the failure of fiscal initiatives or monetary policy adjustments to keep the economic ball rolling without inviting major overheating. Other risks would be a marked increase in political headwinds at home or damaging flare-ups overseas, most notably on the trade front, where the imposition of debilitating tariffs on China or a number of our allies could bring on unwanted retaliation leading to damaging trade wars.

For now, although the business outlook continues to be bright, the stock market remains volatile. All told, P/E ratios are still at the upper end of their historical range, suggesting that the bull market's hold could be less secure than it was during the upturn's more formative stages, especially if trade wars intensify or we suffer a marked increase in inflation.

Results of Operations for Fiscal Years 2018, 2017 and 2016

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,			Change
($ in thousands, except earnings per share)	2018	2017	2016	'18 vs. '17	'17 vs. '16
Income from operations including gain on sale of operating facility in fiscal 2017	$2,572	$7,459	$1,880	-65.5%	296.8%
Non-voting revenues and non-voting profits interests from EAM Trust	8,786	7,714	7,651	13.9%	0.8%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	11,358	15,173	9,531	-25.1%	59.2%

Operating expenses	33,296	35,238	32,666	-5.5%	7.9%

Income from securities transactions, net	540	312	477	73.1%	-34.6%
Income before income taxes	$11,898	$15,485	$10,008	-23.2%	54.7%
Net income*	$14,738	$10,367	$7,291	42.2%	42.2%
Earnings per share	$1.52	$1.07	$0.75	42.1%	42.7%

*”Net income” activity exceeds pre-tax income because the one-time tax adjustment from the Federal Income tax rate changes effective January 1, 2018 in our favor is actually larger than our current year income tax.

During the twelve months ended April 30, 2018, the Company’s net income of $14,738,000, or $1.52 per share, was $4,371,000 or 42.2% above net income of $10,367,000, or $1.07 per share, for the twelve months ended April 30, 2017 due to the fiscal 2018 reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% on the Company’s long-term deferred tax liabilities, resulting in a tax benefit of 54.51% of pre-tax income for the twelve months ended April 30, 2018. The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act. The effect of the re-calculation was reflected entirely in the third quarter ended January 31, 2018 (the period that included the enactment date) and was allocated directly to both current and deferred income tax expenses from continuing operations. Income from operations of $2,572,000 during the twelve months ended April 30, 2018 was $4,887,000 below income from operations of $7,459,000, which included a pre-tax gain of $8,123,000 from the sale of the Company's operating facility during the twelve months ended April 30, 2017 for which it received net proceeds of $11,555,000 on July 29, 2016 and additional depreciation and amortization expense of $3,498,000 in fiscal 2017. During the twelve months ended April 30, 2018 there were 9,703,255 average common shares outstanding as compared to 9,721,958 average common shares outstanding during the twelve months ended April 30, 2017.

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

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2018	2017	2016	'18 vs. '17	'17 vs. '16
Investment periodicals and related publications:
Print	$13,850	$14,094	$15,659	-1.7%	-10.0%

Digital	15,653	16,074	16,266	-2.6%	-1.2%
Total investment periodicals and related publications	29,503	30,168	31,925	-2.2%	-5.5%

Copyright data fees	6,365	4,406	2,621	44.5%	68.1%
Gain on sale of operating facility	-	8,123	-	-100.0%	n/a
Total operating revenues	$35,868	$42,697	$34,546	-16.0%	23.6%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2018		2017		2016
	Print	Digital	Print	Digital	Print	Digital
New Sales	15.5%	15.2%	13.0%	14.6%	12.0%	16.3%
Conversion and Renewal Sales	84.5%	84.8%	87.0%	85.4%	88.0%	83.7%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During twelve months ended April 30, 2018 new sales of print publications increased as a percent of the total gross print sales as a result of an increase in new print retail sales orders while conversion and renewal sales of print orders decreased from the prior fiscal year. New sales of digital publications slightly increased as a percent of the total gross digital sales as a result of an increase in new digital institutional sales orders. Conversion and renewal sales of digital services decreased as a percent of the total gross digital sales over the prior fiscal year.

During the twelve months ended April 30, 2017 new sales of print publications increased as a percent of the total gross print sales as a result of an increase in new print gross sales to Institutions. Conversion and renewal sales of print orders decreased from the prior fiscal year. New sales of digital publications decreased as a percent of the total gross digital sales as a result of a decrease in new digital retail sales orders, related to a two-year trend of lower advertising expenditures. Conversion and renewal sales of digital services increased over the prior fiscal year as a result of increased efforts by our in-house Retail and Institutional Sales departments.

	As of April 30,			Change
($ in thousands)	2018	2017	2016	'18 vs. '17	'17 vs. '16

Unearned subscription revenue (current and long term liabilities)	$25,525	$25,659	$25,442	-0.5%	0.9%

Unearned subscription revenue as of April 30, 2018 is slightly below April 30, 2017 and is 1% above April 30, 2016. A certain amount of variation is to be expected due to the timing of advertising for order generation, the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues decreased $665,000, or 2.2%, for the twelve months ended April 30, 2018, as compared to fiscal 2017. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at April 30, 2018 was comparable to total product line circulation at April 30, 2017. Institutional Sales generated total sales orders of $14,487,000 for the twelve months ended April 30, 2018. The retail telemarketing sales team generated total sales orders of $8,872,000 for the twelve months ended April 30, 2018.

Print publication revenues of $13,850,000 decreased $244,000 or 1.7% for the twelve months ended April 30, 2018 as compared to the prior fiscal year. Revenues from institutional print publications increased $189,000 or 8.3% while print publications revenues from retail subscribers decreased $433,000 or 3.7% for the twelve months ended April 30, 2018, as compared to the prior fiscal year. Total print circulation at April 30, 2018 was 3.8% above total print circulation at April 30, 2017. Digital publications revenues of $15,653,000 during the twelve months ended April 30, 2018 were $421,000 or 2.6% below the prior fiscal year. Revenues from institutional digital publications were comparable to the prior fiscal year. Digital publications revenues from retail subscribers decreased $404,000 or 9.3% as compared to the prior fiscal year. Total digital circulation at April 30, 2018 was 6.0% below total digital circulation at April 30, 2017.

Investment periodicals and related publications revenues decreased $1,757,000, or 5.5%, for the twelve months ended April 30, 2017, as compared to fiscal 2016. Total product line circulation at April 30, 2017 was 7.1% below total product line circulation at April 30, 2016. Institutional Sales generated total sales orders of $14,757,000 for the twelve months ended April 30, 2017 compared to total sales orders of $14,240,000, for the twelve months ended April 30, 2016. The retail telemarketing sales team generated total sales orders of $9,255,000 for the twelve months ended April 30, 2017.

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

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended April 30, 2018, the combined Ranking System “Rank 1 & 2” stocks’ increase of 0.4% underperformed the S&P 500 Index’s increase of 2.8% during the comparable period. During the twelve month period ended April 30, 2018, the combined Ranking System “Rank 1 & 2” stocks’ increase of 8.8% underperformed the S&P 500 Index’s increase of 11.1% during the comparable period. During the twelve month period ended May 31, 2018, the combined Ranking System “Rank 1 & 2” stocks’ increase of 14.5% outperformed the S&P 500 Index’s increase of 12.2% during the comparable period.

Copyright data fees

During the twelve months ended April 30, 2018, copyright data fees revenues of $6,365,000 were $1,959,000 or 44.5% above the prior fiscal year. At April 30, 2018, total third party sponsored assets were $4.2 billion, as compared to $3.6 billion in assets at April 30, 2017. During the twelve months ended April 30, 2016, copyright data fees were $2,621,000. The largest of the individual financial institutes active under Value Line’s copyright data program has again earned a five star Morningstar rating.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2018, were $2.48 billion, which is $70 million, or 2.8%, above total assets of $2.41 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2017. The increase reflects successful investment selection capturing market appreciation, offset by net redemptions in ten of the eleven Value Line Funds over the twelve month period ended April 30, 2018.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2017, were $2.4 billion, which is $192 million, or 8.6%, above total assets of $2.2 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2016, reflecting market appreciation offset by net redemptions in all but two of the twelve Value Line Funds over the twelve month period ended April 30, 2017.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold.

Sales and inflows for the Value Line Equity and Fixed Income Funds during fiscal 2018 decreased 12.2% and 12.9%, respectively, as compared to fiscal 2017 and the Value Line Funds continue to experience net redemptions and the associated net asset outflows (redemptions less new sales) for the last three fiscal years.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2018, 2017 and 2016.

Value Line Mutual Funds

Total Net Assets

For the Years Ended April 30,	2018	2017	2016	2018	2017
				vs.	vs.
				2017	2016
Value Line equity fund assets (excludes variable annuity)— beginning (1)	$1,877,029,899	$1,681,698,049	$1,737,521,140	11.6%	-3.2%
Sales/inflows	357,940,388	410,927,024	441,634,248	-12.9%	-7.0%
Redemptions/outflows	(381,198,181)	(384,689,816)	(350,894,662)	-0.9%	9.6%
Dividend and Capital Gain Distributions	(99,410,947)	(97,996,109)	(142,675,717)	1.4%	-31.3%
Market value change	236,904,099	267,090,750	(3,886,961)	-11.3%	6771.5%
Value Line equity fund assets (non-variable annuity)— ending	1,991,265,258	1,877,029,899	1,681,698,049	6.1%	11.6%
Variable annuity fund assets — beginning (2)	$405,395,163	$399,566,320	$459,820,828	1.5%	-13.1%
Sales/inflows	28,395,736	35,751,469	26,337,080	-20.6%	35.7%
Redemptions/outflows	(59,902,699)	(49,998,352)	(70,599,332)	19.8%	-29.2%
Dividend and Capital Gain Distributions	(21,078,180)	(26,230,225)	(18,508,679)	-19.6%	41.7%
Market value change	26,160,450	46,305,950	2,516,423	-43.5%	1740.1%
Variable annuity fund assets — ending	378,970,470	405,395,163	399,566,320	-6.5%	1.5%
Fixed income fund assets — beginning (3)	$131,309,317	$141,430,806	$153,016,581	-7.2%	-7.6%
Sales/inflows	4,920,663	26,354,593	6,109,851	-81.3%	331.3%
Redemptions/outflows	(22,403,260)	(33,640,443)	(19,121,358)	-33.4%	75.9%
Dividend and Capital Gain Distributions	(21,515)	(42,068)	202,957	-48.9%	-120.7%
Market value change	(2,945,007)	(2,793,571)	1,222,774	5.4%	-328.5%
Fixed income fund assets — ending	110,860,197	131,309,317	141,430,806	-15.6%	-7.2%
Assets under management — ending	$2,481,095,925	$2,413,734,379	$2,222,695,176	2.8%	8.6%

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund.

In February 2018 the Value Line Income and Growth Fund changed its name to the Value Line Capital Appreciation Fund. The name was changed to better reflect the equity allocation and be more descriptive of its investment strategy.

As of April 30, 2018, four of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. As of April 30, 2017, all six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

Several of the Value Line Funds have received national recognition. The Value Line Mid-Cap Focused Fund, the Value Line Small Cap Opportunities Fund and the Value Line Capital Appreciation Fund have been named “Category Kings” in The Wall Street Journal in multiple months in calendar 2017 and 2018.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2018, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $15,988,000, 12b-1 fees and other fees of $6,455,000 and other income of $171,000 which included dividend, interest and licensing fees income. For the same period, total investment management fee waivers were approximately $487,000 and 12b-1 fee waivers for four Value Line Funds were approximately $754,000. During the twelve months ended April 30, 2018, EAM's net income was $1,492,000 after giving effect to Value Line’s non-voting revenues interest of $8,040,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2017, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $14,701,000, 12b-1 fees and other fees of $5,822,000 and other income of $205,000 which includes dividend, interest and licensing fees income. For the same period, total investment management fee waivers were $474,000 and 12b-1 fee waivers for four Value Line Funds were $923,000. During the twelve months ended April 30, 2017, EAM's net income was $1,038,000 after giving effect to Value Line’s non-voting revenues interest of $7,195,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2016, before interest holder distributions, include total investment management fees earned from the Value Line Funds of $14,548,000, 12b-1 fees and other fees of $5,669,000 and a net loss of $14,000 on investments. For the same period, total investment management fee waivers were $260,000 and 12b-1 fee waivers for four Value Line Funds were $1,081,000. Removing management fee waivers on Asset Allocation Fund and the Core Bond Fund resulted in $30,000 in increased management fees per month. During the twelve months ended April 30, 2016, EAM's net income was $880,000 after giving effect to Value Line’s non-voting revenues interest of $7,211,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of April 30, 2018, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 80.0%, variable annuity funds issued by GIAC represent 15.5%, and fixed income fund assets represent 4.5%, respectively, of total fund assets under management (“AUM”) as of April 30, 2018. At April 30, 2018, equity, hybrid and GIAC variable annuities AUM increased by 3.4% and fixed income AUM decreased by 9.8% as compared to the prior fiscal year.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2018	2017	2016	'18 vs. '17	'17 vs. '16
Non-voting revenues interest	$8,040	$7,195	$7,211	11.7%	-0.2%
Non-voting profits interest	746	519	440	43.7%	18.0%
	$8,786	$7,714	$7,651	13.9%	0.8%

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2018	2017	2016	'18 vs. '17	'17 vs. '16
Advertising and promotion	$3,780	$3,473	$3,685	8.8%	-5.8%
Salaries and employee benefits	18,488	17,477	15,702	5.8%	11.3%
Production and distribution	5,857	9,063	8,725	-35.4%	3.9%
Office and administration	5,171	5,225	4,554	-1.0%	14.7%
Total expenses	$33,296	$35,238	$32,666	-5.5%	7.9%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $33,296,000 for the twelve months ended April 30, 2018 decreased $1,942,000, or 5.5%, as compared to the twelve months ended April 30, 2017 primarily due to a $3,498,000 decrease in depreciation and amortization expense partially offset by a $307,000 increase in advertising expenses and a $1,011,000 increase in salaries and employee benefits in fiscal 2018.

Operating expenses of $35,238,000 for the twelve months ended April 30, 2017, increased $2,572,000, or    primarily from the additional depreciation and amortization of $806,000 attributable to additional amortization of internally developed software costs related to the product production cycle for which the upgrade is expected to be completed during fiscal 2018, a $1,035,000 decrease in capitalization of deferred software costs for digital product and database development and an increase in space rental and moving costs (New York City and New Jersey office facilities).

Advertising and promotion

During the twelve months ended April 30, 2018, advertising and promotion expenses of $3,780,000 increased $307,000 above those of fiscal 2017 primarily due to a $249,000 increase in direct mail expenses and a $285,000 increase in media marketing expenses. Direct mail expenses of $1,256,000 during the twelve months ended April 30, 2018 increased above those of the prior fiscal year due to the increases in expenses for The Value Line Investment Survey, The Value Line 600, The Value Line Small and Mid-Cap and The Value Line Special Situations in fiscal 2018. During the twelve months ended April 30, 2018 sales commissions decreased $241,000 as compared to fiscal 2017 based on the structure of commission schedules and the mix of renewal and new sales.

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

Salaries and employee benefits

During the twelve months ended April 30, 2018 salaries and employee benefits of $18,488,000 increased $1,011,000 above those of fiscal 2017 primarily due to the increases in salaries and employee benefits in the Information Technology department (“IT”) related to the Company’s digital infrastructure and production processes and Quantitative Research departments.

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

Salaries and employee benefits of $15,702,000 during the twelve months ended April 30, 2016 were $233,000 or 1.5% below fiscal 2015’s primarily as a result of a decrease in salary and employee benefits in Institutional Sales, Information Technology, Advertising and VLDC and a restructuring of the incentive compensation program which were partially offset by an increase in Executive, Quantitative Research and Research departments. The capitalization of internal salaries and employee benefits expenses of $1,250,000 for digital project development decreased $442,000 during the twelve months ended April 30, 2016, as compared to fiscal 2015.

During the twelve months ended April 30, 2018, 2017 and 2016, the Company recorded profit sharing expenses of $496,000, $345,000 and $473,000, respectively.

Production and distribution

During the twelve months ended April 30, 2018, production and distribution expenses of $5,857,000 decreased $3,206,000 below those of fiscal 2017. During the twelve months ended April 30, 2018, a decrease of $3,548,000 was attributable to a decline in amortization of internally developed software costs related to digital security and product production software. During the twelve months ended April 30, 2018, the decrease in production costs was partially offset by a $294,000 increase in production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems and web “framework”.

During the twelve months ended April 30, 2017, production and distribution expenses of $9,063,000 increased $338,000 or 3.9% above those of fiscal 2016. A major increase of $877,000 was attributable to additional amortization of internally developed software costs related to the product production cycle for which the upgrade is expected to be completed during fiscal 2018. Additional increases in production costs include a $333,000 increase in production support of the Company’s website, upgrade of the Company’s publishing and application operating system and Windows operating systems and framework. These increases in production costs were offset by a $477,000 annual savings resulting from the Company’s transition to an alternative provider of equity data effective January 1, 2016. Service mailers and distribution expenses decreased $251,000 in fiscal 2017 due to switching to United States Postal Service delivery of subscriber binders from a private carrier, consolidating freight carriers and a 6.9% decline in print circulation during the twelve months ended April 30, 2017 as compared to the prior fiscal year. Also a decline in print circulation resulted in an $81,000 decrease in paper and printing costs.

Production and distribution expenses of $8,725,000 during the twelve months ended April 30, 2016 increased $1,644,000 or 23.2% as compared to those of fiscal 2015. During the twelve months ended April 30, 2016, an increase of $1,239,000 of production expenses was attributable to additional accelerated amortization of internally developed software costs related to the cessation of software development for certain data galleries. In addition, the Company continues to amortize capitalized software costs attributable to the upgrade of our fulfillment system, single sign on, website development and new service oriented database production architecture. Third party production and hosting expenses for Company’s print and digital product files for internal use and delivery to the Company’s third party that hosts our digital and mobile version of our equity based product offerings, that began on July 9, 2014 (ten months in fiscal year 2015 and twelve months in fiscal 2016) increased $376,000 during fiscal 2016. Increase in expenses included a cost of $159,000 to host production hardware moved to a third party cloud, $163,000 of overlapping costs as the Company transitioned to equity data provided by an alternative vendor effective January 1, 2016 offset by $151,000 savings in data costs. Distribution expenses decreased $90,000 in fiscal 2016 due to switching to United States Postal Service delivery from a private carrier.

Office and administration

During the twelve months ended April 30, 2018, office and administration expenses of $5,171,000, decreased $54,000 below those of fiscal 2017. During the twelve months ended April 30, 2018, a decrease in office and administration expenses was primarily as a result of a $431,000 decrease in the cost of space rental due to lower rent payments resulting from the sub-lease agreement with ABM Industries, Incorporated (“ABM” or the “Sublandlord”). In accordance with GAAP, we allocated the benefit of the free rent period and other concessions over the term of our new NYC sublease, commenced on December 1, 2016. In fact, however, the Company did not pay cash rent for the new New York City office facility from December 2016 through October 2017. Additional decreases include $194,000 savings in real estate taxes due to the relocation of VLDC operations to a new downsized leased NJ facility upon the sale of the operating facility in July 2016 and relocation of the NYC office to a new smaller facility at 551 Fifth Ave., NY in February 2017. These savings in fiscal 2018 were partially offset by a $370,000 increase in professional fees above those of fiscal 2017.

During the twelve months ended April 30, 2017, office and administration expenses of $5,225,000 increased $671,000 or 14.7% above those of fiscal 2016. During the twelve months ended April 30, 2017, total increase in office and administration costs included a $409,000 increase in space rental is primarily due to overlapping rent expenses for financial statement purposes related to the Company’s New York City office facility and a $192,000 increase in moving costs (New Jersey and New York City office facilities). Increase in space rental includes $193,000 rent expense for the new New Jersey warehouse partially offset by $186,000 savings in VLDC utilities, depreciation and real estate taxes due to the VLDC building sale in July 2016 and additional three months overlapping rent expense of $86,000 per month for the current office facility and $105,000 for the previously occupied office facility during the period from December 1, 2016 to February 28, 2017 which is being offset by lower rent payments according to the sub-lease agreement with American Building Maintenance (“ABM” or the “Sublandlord”). In accordance with GAAP, we spread the benefit of a free rent period and other concessions over the term of our new NYC sublease, commencing on December 1, 2016. In fact, however, the Company is not paying cash rent for the new New York City office facility from December 2016 through September 2017.

Total office and administration expenses of $4,554,000, during the twelve months ended April 30, 2016 decreased $570,000 or 11.1% as compared to fiscal 2015. For the twelve months ended April 30, 2016, office and administration expenses included a decrease of $423,000 in disaster recovery site hosting fees that resulted from changing the third party vendor.

Concentration

During the twelve months ended April 30, 2018, 17.7% of total publishing revenues of $35,868,000 were derived from a single customer.

Lease Commitments

On November 30, 2016, Value Line, Inc. received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which is scheduled to be reduced to $305,000 on September 30, 2021 and fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse.

Income from Securities Transactions, net

	Fiscal Years Ended April 30,			Change
($ in thousands)	2018	2017	2016	'18 vs. '17	'17 vs. '16
Dividend income	$226	$193	$142	17.1%	35.9%

Interest income	103	33	-	212.1%	n/a

Capital gain distributions from ETFs	152	39	105	289.7%	-62.9%

Capital gain/(loss)	-	-	224	n/a	-100.0%

Other	59	47	6	25.5%	683.3%
Total income/(loss) from securities transactions and other, net	$540	$312	$477	73.1%	-34.6%

During the twelve months ended April 30, 2018 and April 30, 2017 the Company’s income from securities transactions, net, primarily derived from dividend income, was $540,000 and $312,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale were $3,384,000 and $750,000 during the twelve months ended April 30, 2018 and April 30, 2017, respectively. Proceeds from sales of equity securities classified as available-for-sale were $152,000 and $53,000 during the twelve months ended April 30, 2018 and April 30, 2017, respectively. In fiscal 2018 income from securities transactions, net, included capital gain distributions from ETFs of $152,000 which compares to capital gain distributions from ETFs of $39,000 in fiscal 2017.

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

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2018, 2017 and 2016 were (23.87%), 33.05% and 27.15%, respectively. In fiscal 2018 the U.S. statutory federal corporate income tax rate was reduced from 35% to 21% on the Company’s long-term deferred tax liabilities, resulting in a tax benefit of 54.51% of pre-tax income for the twelve months ended April 30, 2018, primarily attributable to the effect on the long-term deferred tax liability. The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act. The effect of the re-calculation was reflected entirely in the third quarter ended January 31, 2018 (the period that included the enactment date) and was allocated directly to both current and deferred income tax expenses from continuing operations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to the new tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $1,690,000 as of April 30, 2018 and $1,200,000 as of April 30, 2017. These amounts include short-term unearned revenue of $19,717,000 and $20,188,000 reflected in total current liabilities at April 30, 2018 and April 30, 2017, respectively. Cash and short-term securities were $23,785,000 and $23,133,000 as of April 30, 2018 and April 30, 2017, respectively.

The Company’s cash and cash equivalents include $4,982,000 and $6,066,000 at April 30, 2018 and April 30, 2017, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $1,071,000 during the twelve months ended April 30, 2018 compared to cash outflows from operations of $3,678,000 and cash inflows from operations of $2,004,000 during the twelve months ended April 30, 2017 and 2016, respectively. The increase in cash flows from fiscal 2017 to fiscal 2018 was primarily attributable to the timing of vendor payments, an increase in earnings before non-cash items that resulted from cost controls offset by a decrease in the Federal taxes due to the Federal tax rate change in fiscal 2018. The increase in cash outflows of $5,682,000 from fiscal 2016 to fiscal 2017 resulted from the payment of additional income taxes of $3,279,000, primarily attributable to the sale of the Company’s VLDC operating facility and the timing of payments of invoices and prepayments to vendors in fiscal 2017.

Cash from investing activities

The Company’s cash inflows from investing activities of $7,596,000 during the twelve months ended April 30, 2018 compared to cash inflows from investing activities of $4,470,000 and $12,207,000 for the twelve months ended April 30, 2017 and April 30, 2016, respectively. Cash inflows for the twelve months ended April 30, 2018 were higher than in fiscal 2017 as a result of reduced equipment and software purchases and increased distribution from EAM in fiscal 2018. Cash inflows for the twelve months ended April 30, 2017 were lower than in fiscal 2016 primarily due to investing $13,228,000 in fixed income and equity securities from the net proceeds of $11,555,000 from the sale of the Company’s operating facility as compared to $3,854,000 invested in equity securities from the $10,206,000 of proceeds from sales of securities classified as available for sale during fiscal 2016. Additionally, the Company invested $469,000 in a bank money market fund and pledged this investment to represent cash securing a Bank Letter of Credit issued to the sublandlord as a security deposit for the Company's new leased corporate office facility in fiscal 2017.

Cash from financing activities

During the twelve months ended April 30, 2018, the Company’s cash outflows from financing activities were $9,283,000 and compared to cash outflows from financing activities of $7,357,000 and $6,963,000 for the twelve months ended April 30, 2017 and 2016, respectively. Cash outflows for financing activities included $354,000, $741,000 and $796,000 for the repurchase of 20,045 shares, 44,924 shares and 52,907 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2018, 2017 and 2016, respectively. Quarterly regular dividend payments of $0.18 per share during fiscal 2018 and a special dividend of $0.20 per share declared in January 2018 aggregated $8,929,000. Quarterly dividend payments of $0.17 per share during fiscal 2017 aggregated $6,616,000. Quarterly dividend payments of $0.15 per share during the first quarter and $0.16 per share during the latter three quarters in fiscal 2016 aggregated $6,167,000.

At April 30, 2018 there were 9,691,620 common shares outstanding as compared to 9,711,665 common shares outstanding at April 30, 2017. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of April 30, 2018, retained earnings and liquid assets were $44,902,000 and $23,785,000, respectively.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)". This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is evaluating the effect that ASU No. 2016-18 will have on its consolidated financial statements and related disclosures. The Company plans to adopt ASU No. 2016-18 in the first quarter of fiscal 2019, and does not believe it will have a material impact on its consolidated condensed financial statements and related disclosures.

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms mailing items by common carrier into a state where it had no physical presence from having to collect sales tax in such state. The Company is evaluating the impact, if any, of the 2018 ruling (South Dakota vs. Wayfair) on its operations.

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

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the "Tax Act") was enacted. The Tax Act lowers the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes its income tax expense for the fiscal year ending April 30, 2018 using a blended Federal Tax Rate of 30.33%. The 21% Federal Tax Rate will apply to fiscal year ending April 30, 2019 and each year thereafter. The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act. The effect of the re-calculation was reflected entirely in the third quarter ended January 31, 2018 (the period that included the enactment date) and was allocated directly to both current and deferred income tax expenses from continuing operations.

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

Contractual Obligations

Below is a summary of certain contractual obligations of the Company as of April 30, 2018 ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	14,199	1,366	2,831	3,339	6,663
Purchase Obligations	-	-	-	-	-
Total	$14,199	$1,366	$2,831	$3,339	$6,663

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. As of April 30, 2018 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $8,468,000 and $8,465,000, respectively. As of April 30, 2017 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $7,484,000 and $7,479,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)

		(bp = basis points)

		1 yr.	1 yr.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of April 30, 2018
Investments in securities with fixed maturities	$8,465	$8,668	$8,628	$8,688	$8,608

As of April 30, 2017
Investments in securities with fixed maturities	$7,479	$7,473	$7,504	$7,473	$7,500

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

As of April 30, 2018 and April 30, 2017, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000 and the fair value was $9,379,000 and $9,097,000, respectively.

Equity Securities

					Hypothetical Percentage
				Estimated Fair Value after	Increase (Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Hypothetical Change in Prices	Shareholders’ Equity
As of April 30, 2018	Equity Securities and ETFs held for dividend yield	$9,379	30% increase	$12,193	5.11%
			30% decrease	$6,565	-5.11%

Equity Securities					Hypothetical Percentage
			Hypothetical	Estimated Fair Value after Hypothetical	Increase (Decrease) in Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2017	Equity Securities and ETFs held for dividend yield	$9,097	30% increase	$11,826	4.69%
			30% decrease	$6,368	-4.69%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)

($ in thousands, except per share amounts)

	Net Revenues	Income/ (Loss) from Operations	Revenues and Profits Interests in EAM Trust	Income/ (Loss) From Securities Trans. and Other, net	Net Income	Earnings Per Share

2018, by Quarter
First	$8,914	$1,165	$2,136	$96	$2,215	$0.23
Second	8,989	808	2,237	91	2,072	0.21
Third	9,094	787	2,284	258	8,996	0.93
Fourth*	8,871	(188)	2,129	95	1,455	0.15
Total	$35,868	$2,572	$8,786	$540	$14,738	$1.52

2017, by Quarter
First**	$16,644	$8,137	$1,916	$33	$6,358	$0.65
Second	8,650	23	1,932	61	1,480	0.15
Third	8,647	(212)	1,934	132	1,445	0.15
Fourth**	8,756	(489)	1,932	86	1,084	0.12
Total	$42,697	$7,459	$7,714	$312	$10,367	$1.07

2016, by Quarter
First	$8,832	$959	$2,042	$51	$2,119	$0.22
Second	8,637	826	1,940	31	1,992	0.20
Third	8,599	557	1,919	133	1,913	0.20
Fourth***	8,478	(462)	1,750	262	1,267	0.13
Total	$34,546	$1,880	$7,651	$477	$7,291	$0.75

*  During the fourth quarter ended April 30, 2018, the Company’s loss from operations of $188,000 was the result of a decrease in digital publications revenues and an increase in professional fees.

** During the first quarter of fiscal 2017 both net income and income from operations included a pre-tax gain of $8,123,000 from the sale of the Company's operating facility for which it received gross proceeds of $12,300,000 on July 29, 2016. During the fourth quarter ended April 30, 2017, the Company’s reported loss from operations of $489,000 was the result of an increase in salaries and employee benefits primarily in the Information Technology department related to augmenting the Company’s digital infrastructure and production processes, a decrease in the capitalization of internal salaries and benefits expenses for digital project development accompanied by increased expenses related to relocating the Company’s New York City office facility.

*** During the fourth quarter ended April 30, 2016, the Company’s loss from operations of $462,000 was the result of accelerated amortization related to the cessation of software development for certain data galleries.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

Item 9A. CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2018, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2018. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2018 and Principal Occupation	Director Since

Howard A. Brecher* (64). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer of the Company from prior to 2005 to the present; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. from prior to 2005 to the present.

Mr. Brecher has been an officer of the Company for more than 20 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

1992
Stephen P. Davis (66). Retired Deputy Commissioner, New York City Police Department (“NYPD”), from 2014 to 2018. Managing Member, Davis Investigative Group, LLC from 2001 to 2013, and since April, 2018. Mr. Davis served as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He successfully managed his own business servicing the financial services industry and other clients for more than 11 years.	2010
Alfred R. Fiore (62). Retired Chief of Police, Westport, CT from 2004 to 2011. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT for seven years and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (61). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012
Stephen R. Anastasio* (59). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 25 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (68). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for more than 20 years.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2018, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2018.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2018 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	89.08%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2018, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard A. Brecher	1,200	*
Stephen R. Anastasio	500	*
Glenn J. Muenzer	300	*
Stephen P. Davis	200	*
Alfred R. Fiore	350	*
Mary Bernstein	200	*
All directors and executive officers as a group (6 persons)	2,750	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 89.08% of the outstanding shares of the Company’s common stock as of April 30, 2018, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2018 and April 30, 2017, the Company was reimbursed $362,000 and $383,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2018 or April 30, 2017. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2018 and 2017, the Company made payments to AB&Co. for federal income taxes amounting to $3,975,000 and $6,824,000, respectively.

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

During the twelve months ended April 30, 2018 and April 30, 2017, the Company recorded revenues of $8,786,000 and $7,714,000, respectively, consisting of $8,040,000 and $7,195,000, from its non-voting revenues interest in EAM and $746,000 and $519,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2016, the Company recorded revenues of $7,651,000, consisting of $7,211,000, from its non-voting revenues interest in EAM and $440,000, from its non-voting profits interest in EAM.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $2,113,000 and $1,919,000 at April 30, 2018 and April 30, 2017, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2018 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees paid to the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2018	2017	2016
Audit fees	$151,000	$148,600	$148,000
Audit-related fees	5,960	26,345	31,700
Tax related fees	132,550	185,630	137,395
Total	$289,510	$360,575	$317,095

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees the Company paid Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2018 and 2017 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

3.2

Certificate of Amendment of Certificate of Incorporation dated October 24, 1989 is incorporated by reference to Exhibit 3.2 to the Amended Annual Report on Form 10-K/A for the year ended April 30, 2008 filed with the SEC on June 8, 2009.

3.3

By-laws of the Company, as amended through January 18, 1996, are incorporated by reference to Exhibit 99.(A)3 to the Amended Quarterly Report on Form 10-Q/A for the quarter ended January 31, 1996 filed with the SEC on March 19, 1996.

10.1

Form of tax allocation arrangement between the Company and AB&Co., Inc. is incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Value Line, Inc. filed with the SEC on April 7, 1983.

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

10.5

EULAV Asset Management Declaration of Trust dated as of December 23, 2010 is incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 filed with the SEC on March 24, 2011.

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

10.8	Agreement of Sublease, dated as of October 3, 2016, possession commencing December 1, 2016 for The Company’s premises at 551 Fifth Ave., New York, NY and Consent of Landlord dated November 30, 2016, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 filed with the SEC on December 13, 2016.

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 filed with the SEC on March 24, 2011.

21.1	List of subsidiaries of Value Line, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2018. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

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

Dated: July 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer

Glenn Muenzer

Director

/s/ Stephen P. Davis

Stephen Davis

Director

/s/ Alfred R. Fiore

Alfred Fiore

Director

/s/ Mary Bernstein

Mary Bernstein

Director

Dated: July 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors of Value Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Line, Inc. (the Company) as of April 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Horowitz & Ullmann, P.C.

We have served as the Company’s auditor since 1996.

New York, NY

July 26, 2018

Part II
Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2018	2017

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $4,982 and $6,066, respectively)	$5,941	$6,557
Securities available-for-sale	17,844	16,576
Accounts receivable, net of allowance for doubtful accounts of $14 and $20, respectively	1,049	1,018
Prepaid and refundable income taxes	457	72
Prepaid expenses and other current assets	1,270	1,567
Total current assets	26,561	25,790

Long term assets:
Investment in EAM Trust	58,233	58,223
Restricted money market investments	469	469
Property and equipment, net	1,371	1,239
Capitalized software and other intangible assets, net	154	1,003
Total long term assets	60,227	60,934

Total assets	$86,788	$86,724

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,926	$1,257
Accrued salaries	1,387	1,285
Dividends payable	1,841	1,748
Accrued taxes on income	-	112
Unearned revenue	19,717	20,188
Total current liabilities	24,871	24,590

Long term liabilities:
Unearned revenue	5,808	5,471
Deferred charges	854	432
Deferred income taxes	11,714	18,377
Total long term liabilities	18,376	24,280
Total liabilities	43,247	48,870

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	44,902	39,186
Treasury stock, at cost (308,380 shares and 288,335 shares, respectively)	(4,135)	(3,781)
Accumulated other comprehensive income, net of tax	783	458
Total shareholders' equity	43,541	37,854

Total liabilities and shareholders' equity	$86,788	$86,724

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2018	2017	2016

Revenues:
Investment periodicals and related publications	$29,503	$30,168	$31,925
Copyright data fees	6,365	4,406	2,621
Total publishing revenues	35,868	34,574	34,546
Gain on sale of operating facility	-	8,123	-
Total revenues	35,868	42,697	34,546

Expenses:
Advertising and promotion	3,780	3,473	3,685
Salaries and employee benefits	18,488	17,477	15,702
Production and distribution	5,857	9,063	8,725
Office and administration	5,171	5,225	4,554
Total expenses	33,296	35,238	32,666
Income from operations	2,572	7,459	1,880

Revenues interest in EAM Trust	8,040	7,195	7,211
Profits interest in EAM Trust	746	519	440
Income from securities transactions, net	540	312	477
Income before income taxes	11,898	15,485	10,008
Income tax provision	(2,840)	5,118	2,717
Net income	$14,738	$10,367	$7,291

Earnings per share, basic & fully diluted	$1.52	$1.07	$0.75

Weighted average number of common shares	9,703,255	9,721,958	9,781,495

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2018	2017	2016

Net income	$14,738	$10,367	$7,291

Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes	325	333	20
Other comprehensive income	325	333	20
Comprehensive income	$15,063	$10,700	$7,311

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2018	2017	2016
Cash flows from operating activities:
Net income	$14,738	$10,367	$7,291
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,125	4,623	3,817
Non-voting revenues interest in EAM Trust	(8,040)	(7,195)	(7,211)
Non-voting profits interest in EAM Trust	(746)	(519)	(440)
Realized gain on sales of operating facilty	-	(8,123)	-
Realized gain on sales of equity securities	(152)	-	(329)
Deferred rent	422	265	(200)
Deferred income taxes	(7,058)	(1,711)	(1,301)
Other, net	(60)	(60)	-
Changes in operating assets and liabilities:
Unearned revenue	(134)	217	(605)
Accounts payable & accrued expenses	669	(1,245)	915
Accrued salaries	102	219	(153)
Accrued taxes on income	324	(620)	(2)
Prepaid and refundable income taxes	(385)	54	(12)
Prepaid expenses and other current assets	297	(186)	79
Accounts receivable	(31)	236	155
Total adjustments	(13,667)	(14,045)	(5,287)
Net cash (used in)/provided by operating activities	1,071	(3,678)	2,004

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	152	53	10,206
Purchases of equity securities	-	(4,993)	(3,854)
Proceeds from sales of fixed income securities	3,384	750	-
Purchases of fixed income securities	(4,368)	(8,235)	-
Revenues distribution received from EAM Trust	7,879	7,053	7,372
Profits distributions received from EAM Trust	957	440	445
Net proceeds from sale of operating facility	-	11,555	-
Restricted money market investment	-	(469)	-
Acquisition of property and equipment	(408)	(1,276)	(227)
Expenditures for capitalized software	-	(408)	(1,735)
Net cash provided by investing activities	7,596	4,470	12,207

Cash flows from financing activities:
Purchase of treasury stock at cost	(354)	(741)	(796)
Dividends paid	(8,929)	(6,616)	(6,167)
Net cash used for financing activities	(9,283)	(7,357)	(6,963)
Net change in cash and cash equivalents	(616)	(6,565)	7,248
Cash and cash equivalents at beginning of year	6,557	13,122	5,874
Cash and cash equivalents at end of year	$5,941	$6,557	$13,122

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Fiscal Years Ended April 30, 2018, 2017 and 2016
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

Dividends declared per share were $0.16 for each of the three months ended July 31, 2015, October 31, 2015 and January 31, 2016 and $0.17 for the three months ended April 30, 2016.

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

Dividends declared per share were $0.17 for each of the three months ended July 31, 2016, October 31, 2016 and January 31, 2017 and $0.18 for the three months ended April 30, 2017.

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2017	10,000,000	$1,000	$991	(288,335)	$(3,781)	$39,186	$458	$37,854

Net income						14,738		14,738
Change in unrealized gains on securities, net of taxes							325	325
Purchase of treasury stock				(20,045)	(354)			(354)
Dividends declared						(9,022)		(9,022)
Balance as of April 30, 2018	10,000,000	$1,000	$991	(308,380)	$(4,135)	$44,902	$783	$43,541

Dividends declared per share were $0.18 for each of the three months ended July 31, 2017, October 31, 2017 and January 31, 2018 and $0.19 for the three months ended April 30, 2018. In addition, a special dividend of $0.20 per share was declared on January 19, 2018.

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

Prior to December 23, 2010 (the "Restructuring Date"), VLI, through its direct subsidiary EULAV Asset Management LLC ("EAM LLC"), provided investment management services to the Value Line Funds, institutions and individual accounts, and through EAM LLC's subsidiary EULAV Securities, Inc. ("ESI"), provided distribution, marketing, and administrative services to the Value Line Funds. On December 23, 2010, the Company deconsolidated the asset management and mutual fund distribution subsidiaries and exchanged its controlling interest in these subsidiaries for a non-voting revenues interest and a non-voting profits interest in EULAV Asset Management Trust, a Delaware business statutory trust ("EAM" or "EAM Trust"), the successor to EAM LLC and the sole member of EULAV Securities LLC ("ES"), the successor to ESI, (the "Restructuring Transaction"). Pursuant to the EAM Declaration of Trust dated as of December 23, 2010 (the "EAM Trust Agreement"), VLI granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply, without charge or expense, the Value Line Proprietary Ranking System information to EAM for use in managing the Value Line Funds.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)". This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is evaluating the effect that ASU No. 2016-18 will have on its consolidated financial statements and related disclosures. The Company plans to adopt ASU No. 2016-18 in the first quarter of fiscal 2019, and does not believe it will have a material impact on its consolidated condensed financial statements and related disclosures.

On June 21, 2018, the United States Court reversed the 1992 ruling on Quill, which protected firms mailing items by common carrier into a state where it had no physical presence from having to collect sales tax in such states. The Company is evaluating the impact, if any of the 2018 ruling (South Dakota vs. Wayfair) on its operations.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,982	$-	$-	$4,982
Securities available-for-sale	17,844	-	-	17,844
	$22,826	$-	$-	$22,826

	As of April 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,066	$-	$-	$6,066
Securities available-for-sale	16,576	-	-	16,576
	$22,642	$-	$-	$22,642

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2018 and April 30, 2017, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

Advertising expenses:

The Company expenses advertising costs as incurred.

Value Line, Inc.
Notes to Consolidated Financial Statements

Income Taxes:

The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB's ASC. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse. The Company adopted the provisions of ASU 2015-17, Income taxes (Topic 740) during the first quarter of fiscal 2018 and now classifies all deferred taxes as long-term liabilities on the Consolidated Balance Sheets.

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2018, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short-term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2018 and April 30, 2017, cash equivalents included $4,982,000 and $6,066,000, respectively, for amounts invested in money market mutual funds that invest in short-term U.S. government securities.

Note 2 - Supplementary Cash Flow Information:

	Fiscal Years Ended April 30,
($ in thousands)	2018	2017	2016
State and local income tax payments	$307	$560	$188
Federal income tax payments to the Parent	$3,975	$6,824	$3,545

See Note 3 - Related Party Transactions for tax amounts associated with Arnold Bernhard and Co., Inc. (“AB&Co.” or the "Parent").

Note 3 - Related Party Transactions:

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2018, were $2.48 billion, which is $70 million, or 2.8%, above total assets of $2.41 billion in the Value Line Funds managed by EAM at April 30, 2017.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter. The applicable recent non-voting revenues interest percentage for the fourth quarter of fiscal 2018 was 51.44%.

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $2,113,000 and $1,919,000 at April 30, 2018 and April 30, 2017, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

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

	Fiscal Years Ended April 30,
($ in thousands)	2018	2017	2016
Non-voting revenues interest in EAM	$8,040	$7,195	$7,211
Non-voting profits interest in EAM	746	519	440
	$8,786	$7,714	$7,651

Transactions with Parent:

During the fiscal years ended April 30, 2018 and April 30, 2017, the Company was reimbursed $362,000 and $383,000, respectively for payments it made on behalf of and for services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2018 or April 30, 2017.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2018, 2017, and 2016, the Company made payments to the Parent for federal income tax amounting to $3,975,000, $6,824,000 and $3,545,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2018, the Parent owned 89.08% of the outstanding shares of common stock of the Company.

Note 4 - Investments:

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

As of April 30, 2018 and April 30, 2017, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000 and the fair value was $9,379,000 and $9,097,000, respectively.

Proceeds from sales of equity securities classified as available-for-sale were $152,000 and $53,000 during the twelve months ended April 30, 2018 and April 30, 2017, respectively. Capital gain distributions of $152,000 and $39,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheet to the Consolidated Statement of Income during the twelve months ended April 30, 2018 and April 30, 2017, respectively. There was no gains or losses on sales of equity securities classified as available-for-sale during fiscal 2018 or fiscal 2017. The increase in gross unrealized gains on equity securities classified as available-for-sale of $282,000, net of deferred tax benefit of $42,000 was included in Shareholders' Equity at April 30, 2018. The increase in gross unrealized gains on equity securities classified as available-for-sale of $520,000, net of deferred taxes of $183,000 was included in Shareholders' Equity at April 30, 2017.

The carrying value and fair value of securities available-for-sale at April 30, 2018 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$8,385	$994	$-	$9,379

The carrying value and fair value of securities available-for-sale at April 30, 2017 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$8,385	$712	$-	$9,097

Value Line, Inc.
Notes to Consolidated Financial Statements

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

The aggregate cost and fair value at April 30, 2018 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$7,868	$10	$(12)	$7,866
Due 1 year through 5 years	600	-	(1)	599
Total investment in government debt securities	$8,468	$10	$(13)	$8,465

The decrease in gross unrealized losses of $2,500 on fixed income securities classified as available-for-sale net of deferred income taxes of $1,200, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2018.

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

The average yield on the Government debt securities classified as available-for-sale at April 30, 2018 and April 30, 2017 was 1.24% and 0.69%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2018	2017	2016
Dividend income	$226	$193	$142
Interest income	103	33	-
Capital gain distributions from ETFs (1)	152	39	105
Capital gains (2)	-	-	224
Other	59	47	6
Total income from securities transactions and other, net	$540	$312	$477

(1) Capital gain distributions of $152,000, $39,000 and $105,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2018, 2017 and 2016, respectively.

(2) Capital gains of $224,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2016.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Financial Statements. Realized gains and losses are recorded on the trade date in the Consolidated Statements of Income when securities are sold, mature or are redeemed. As of April 30, 2018 and April 30, 2017, the changes in gross unrealized gains of $285,000 and $515,000, net of deferred tax benefit of $40,000 and $182,000, respectively, were recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2018 and April 30, 2017, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $58,233,000 and $58,223,000, respectively.

The value of VLI’s investment in EAM at April 30, 2018 and April 30, 2017 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

Value Line, Inc.
Notes to Consolidated Financial Statements

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2018	2017	2016
Investment management fees earned from the Value Line Funds, net of waivers shown below	$15,988	$14,701	$14,548
12b-1 fees and other fees, net of waivers shown below	$6,455	$5,822	$5,669
Other income/(loss)	$171	$205	$(14)
Investment management fee waivers and reimbursements	$487	$474	$260
12b-1 fee waivers	$754	$923	$1,081
Value Line’s non-voting revenues interest	$8,040	$7,195	$7,211
EAM's net income (1)	$1,492	$1,038	$880

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2018	2017
EAM's total assets	$60,203	$60,432
EAM's total liabilities (1)	(3,128)	(2,931)
EAM's total equity	$57,075	$57,501

(1) At April 30, 2018 and 2017, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $2,113,000 and $1,919,000, respectively.

Note 5 - Variable Interest Entity:

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

Value Line, Inc.
Notes to Consolidated Financial Statements

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2018	$60,203	$58,233	$-	$58,233
As of April 30, 2017	$60,432	$58,223	$-	$58,223

(1) Reported within Long-Term Assets on Consolidated Balance Sheets.

Note 6 - Property and Equipment:

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the remaining terms of the leases. For income tax purposes, depreciation of furniture and equipment is computed using accelerated methods and buildings and leasehold improvements are depreciated over prescribed extended tax lives. Property and equipment, net, on the Consolidated Balance Sheets was comprised of the following:

	As of April 30,
($ in thousands)	2018	2017

Building and leasehold improvements	$1,013	$789
Furniture and equipment	4,031	3,865
	5,044	4,654
Accumulated depreciation and amortization	(3,673)	(3,415)
Total property and equipment, net	$1,371	$1,239

Note 7 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2018	2017	2016
Current tax expense:
Federal	$3,853	$6,360	$3,799
State and local	365	469	219
Current tax expense	4,218	6,829	4,018
Deferred tax expense (benefit):
Federal	(7,021)	(1,299)	(839)
State and local	(37)	(412)	(462)
Deferred tax expense (benefit):	(7,058)	(1,711)	(1,301)
Income tax provision	$(2,840)	$5,118	$2,717

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

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2018, 2017 and 2016 were (23.87%), 33.05% and 27.15%, respectively. In fiscal 2018 the U.S. statutory federal corporate income tax rate was reduced from 35% to 21% on the Company’s long-term deferred tax liabilities, resulting in a tax benefit of 54.51% of pre-tax income for the twelve months ended April 30, 2018, primarily attributable to the effect on the long-term deferred tax liability. The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act. The effect of the re-calculation was reflected entirely in the third quarter ended January 31, 2018 (the period that included the enactment date) and was allocated directly to both current and deferred income tax expenses from continuing operations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to the new tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2018	2017
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,658	$17,742
Deferred non-cash post-employment compensation	(372)	(619)
Depreciation and amortization	119	454
Unrealized loss (gain) on securities held for sale	208	249
Deferred charges	(331)	(415)
Other	210	(200)
Total federal tax liability	10,492	17,211

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,299	1,206
Deferred non-cash post-employment compensation	(45)	(42)
Depreciation and amortization	15	31
Other	(47)	(29)
Total state and local tax liabilities	1,222	1,166
Deferred tax liability, long-term	$11,714	$18,377

The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability is primarily a result of the federal, state and local taxes related to the $50,510,000 gain from deconsolidation of the Company's asset management and mutual fund distribution subsidiaries, partially offset by the long-term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI's former employee.

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Fiscal Years Ended April 30,
	2018	2017	2016
U.S. statutory federal tax rate	30.33%	35.00%	35.00%
Increase (decrease) in tax rate from:
Effect on deferred tax liabilities from federal tax rate reduction to 21%	-54.51%	-	-
State and local income taxes, net of federal income tax benefit	0.70%	-0.88%	-3.39%
Effect of dividends received deductions	-0.49%	-0.33%	-0.41%
Domestic production tax credit	-	-0.17%	-0.33%
Other, net	0.10%	-0.57%	-3.72%
Effective income tax rate	-23.87%	33.05%	27.15%

The Company believes that, as of April 30, 2018, there were no material uncertain tax positions that would require disclosure under GAAP.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 8 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2018, 2017 and 2016, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $496,000, $345,000 and $473,000, respectively. During fiscal 2017 the U.S. Department of Labor Employee Benefits Security Administration examined the Plan for the period May 1, 2010 through March 17, 2016. As a result of the examination, the Plan sponsor decided to reimburse the Plan in the amount of $277,000 during fiscal 2017. The reimbursement was for fees received indirectly by the Plan sponsor from EAM, related to the Plan assets invested in the Value Line Mutual Funds, subsequent to Value Line's divestiture of its asset management and advisory business on December 23, 2010. Prior to then, Value Line received fees under a class exemption for certain transactions between investment companies and employee benefit plans. After the corporate restructuring, the fee payments may no longer have qualified under the exemption, and therefore, Value Line decided to pay the fees that it previously collected indirectly from EAM back to the Plan.

Note 9 - Lease Commitments:

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

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse.

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
$14,199

For the fiscal years ended April 30, 2018, 2017 and 2016, rental expenses were $1,246,000, $1,677,000 and $1,268,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 10 - Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, no single customer accounted for a significant portion of the Company's sales in fiscal 2018, 2017 or 2016, nor its accounts receivable as of April 30, 2018 or 2017.

Note 11 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2018 and April 30, 2017, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Balance Sheets. As of April 30, 2018 and April 30, 2017 the Company also held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2018 are as follows:

	Fiscal Year Ended April 30, 2018
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on securities	$437	$8	$445
Less: Gains realized in net income	(152)	32	(120)
	$285	$40	$325

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2017 are as follows:

	Fiscal Year Ended April 30, 2017
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on securities	$554	$(196)	$358
Less: Gains realized in net income	(39)	14	(25)
	$515	$(182)	$333

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2016 are as follows:

	Fiscal Year Ended April 30, 2016
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on securities	$358	$(126)	$232
Less: Gains realized in net income	(329)	117	(212)
	$29	$(9)	$20

Note 12 - Accounting for the Costs of Computer Software Developed for Internal Use:

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

The Company did not incur and did not capitalize expenditures related to the development of software for internal use during the twelve months ended April 30, 2018. The Company capitalized $407,000 and $1,681,000 related to the development of software for internal use for the twelve months ended April 30, 2017 and 2016, respectively. Total capitalized software includes $215,000 and $1,250,000 of internal costs to develop software and $192,000 and $431,000 of third party programmers' costs for the years ended April 30, 2017 and April 30, 2016, respectively. Such costs are capitalized and amortized over the expected useful life of the asset which is 3 to 5 years. Total amortization expenses for the years ended April 30, 2018, 2017 and 2016 were $848,000, $4,397,000 and $3,520,000, respectively.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2015 (1)	190,504	$2,244	$11.78	$2,146
Purchases effected in open market (2)	52,907	$796	$15.05	$1,350
Balance as of April 30, 2016	243,411	$3,040	$12.49	$1,350
Purchases effected in open market (2)	44,924	$741	$16.51	$609
Balance as of April 30, 2017	288,335	$3,781	$13.11	$609
Purchases effected in open market (2)	20,045	$354	$17.67	$255
Balance as of April 30, 2018	308,380	$4,135	$13.41	$255

(1) Included 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012; 18,400 shares were acquired prior to the repurchase program authorized in January 2011.

(2) Were acquired during the $3 million repurchase program authorized in September 2012.

Note 14 - Copyright Data Fees:

During the twelve months ended April 30, 2018, copyright data fees of $6,365,000 were 44.5% above fiscal 2017. As of April 30, 2018, total third party sponsored assets were attributable to three contracts for copyright data representing $4.2 billion in various products, as compared to three contracts for copyright data representing $3.6 billion in assets at April 30, 2017.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at April 30, 2018, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Note 16 - Gain on Sale of Operating Facility:

On July 29, 2016, Value Line closed the sale of its 85,000 sq. ft. distribution, fulfillment and warehouse operating facility located at 125 East Union Avenue, East Rutherford, NJ, received net proceeds of $11,555,000 and reported an increment to net profits after tax during the first quarter of fiscal 2017 of approximately $5.28 million. The distribution, fulfillment and warehouse operations were relocated to an alternative 24,110 sq. ft. leased facility (See Note 9).

Note 17 - Concentration:

During the twelve months ended April 30, 2018, 17.7% of total publishing revenues of $35,868,000 were derived from a single customer.

Note 18 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At April 30, 2018 and 2017, the Company had $1,426,000 and $749,000, respectively, in excess of the FDIC insured limit.

Note 19 - Business Segments:

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