Form 10-Q
period 2018-07-31
VALUE LINE INC
filed 2018-09-12
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________________ to ________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2018

Common stock, $0.10 par value	9,689,334 shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2018	2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $4,084 and $4,982, respectively)	$4,992	$5,941
Securities available-for-sale	18,870	17,844
Accounts receivable, net of allowance for doubtful accounts of $15 and $14, respectively	1,075	1,049
Prepaid and refundable income taxes	20	457
Prepaid expenses and other current assets	1,220	1,270
Total current assets	26,177	26,561

Long term assets:
Investment in EAM Trust	58,331	58,233
Restricted money market investment	469	469
Property and equipment, net	1,312	1,371
Capitalized software and other intangible assets, net	110	154
Total long term assets	60,222	60,227

Total assets	$86,399	$86,788

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,220	$1,926
Accrued salaries	1,293	1,387
Dividends payable	1,841	1,841
Accrued taxes on income	328	-
Unearned revenue	18,878	19,717
Total current liabilities	23,560	24,871

Long term liabilities:
Unearned revenue	5,251	5,808
Deferred charges	831	854
Deferred income taxes	11,573	11,714
Total long term liabilities	17,655	18,376
Total liabilities	41,215	43,247

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	46,165	44,902
Treasury stock, at cost (310,666 and 308,380 shares, respectively)	(4,181)	(4,135)
Accumulated other comprehensive income, net of tax	1,209	783
Total shareholders' equity	45,184	43,541

Total liabilities and shareholders' equity	$86,399	$86,788

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended
	July 31,
	2018	2017

Revenues:
Investment periodicals and related publications	$7,292	$7,440
Copyright data fees	1,679	1,474
Total publishing revenues	8,971	8,914

Expenses:
Advertising and promotion	920	795
Salaries and employee benefits	4,479	4,500
Production and distribution	1,315	1,395
Office and administration	987	1,059
Total expenses	7,701	7,749
Income from operations	1,270	1,165

Revenues and profits interests in EAM Trust	2,271	2,136
Income from securities transactions, net	114	96
Income before income taxes	3,655	3,397
Income tax provision	551	1,182
Net income	$3,104	$2,215

Earnings per share, basic & fully diluted	$0.32	$0.23

Weighted average number of common shares	9,689,334	9,709,580

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2018	2017

Net income	$3,104	$2,215

Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes	426	92
Other comprehensive income	426	92
Comprehensive income	$3,530	$2,307

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,104	$2,215

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	227
Deferred income taxes	(271)	(216)
Deferred rent	(23)	259
Other, net	(15)	(15)
Changes in operating assets and liabilities:
Unearned revenue	(1,396)	(814)
Accounts payable & accrued expenses	(706)	(391)
Accrued salaries	(94)	94
Accrued taxes on income	344	1,367
Prepaid and refundable income taxes	437	2
Prepaid expenses and other current assets	50	275
Accounts receivable	(26)	(25)
Total adjustments	(1,592)	763
Net cash provided by operating activities	1,512	2,978

Cash flows from investing activities:
Purchases of fixed income securities classified as available-for-sale	(2,123)	(2,386)
Proceeds from sales of fixed income securities classified as available-for-sale	1,637	1,394
Non-voting revenues interest in EAM Trust	(1,968)	(1,978)
Non-voting profits interest in EAM Trust	(303)	(158)
Distributions received from EAM Trust	2,188	1,920
Acquisition of property and equipment	(5)	(230)
Net cash used in investing activities	(574)	(1,438)

Cash flows from financing activities:
Purchase of treasury stock at cost	(46)	(40)
Dividends paid	(1,841)	(1,748)
Net cash used in financing activities	(1,887)	(1,788)
Net change in cash and cash equivalents	(949)	(248)
Cash, cash equivalents and restricted cash at beginning of period	6,410	7,026
Cash, cash equivalents and restricted cash at end of period	$5,461	$6,778

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2018
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2018	10,000,000	$1,000	$991	(308,380)	$(4,135)	$44,902	$783	$43,541

Net income						3,104		3,104
Change in unrealized gains on securities, net of taxes							426	426
Purchase of treasury stock				(2,286)	(46)			(46)
Dividends declared						(1,841)		(1,841)
Balance at July 31, 2018	10,000,000	$1,000	$991	(310,666)	$(4,181)	$46,165	$1,209	$45,184

Dividends declared per common share were $0.19 for the three months ending July 31, 2018.

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
July 31, 2018
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

The Consolidated Condensed Balance Sheets as of July 31, 2018 and April 30, 2018, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the SEC on July 26, 2018 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
July 31, 2018
(Unaudited)

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments     (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-15 in the first quarter of fiscal 2019.  As a result, it has reclassified, within the Consolidated Condensed Statement of Cash Flows, $2.3 million and $2.1 million, for the three months ended July 31, 2018 and July 31, 2017, respectively, of EAM non-voting revenues interest and profits interest, from operating activities to investing activities.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most existing U.S. GAAP revenue recognition principles, and it permits the use of either the retrospective or cumulative effect transition method. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company has adopted ASU No. 2014-09 in the first quarter of fiscal 2019, which does not have a material impact on the Company's consolidated condensed financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230):  Restricted Cash (a consensus of the FASB Emerging Issues Task Force)".  This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.   ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company has adopted ASU No. 2016-18 in the first quarter of fiscal 2019, which does not have a material impact on the Company's consolidated condensed financial statements and related disclosures.

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms mailing items by common carrier into a state where it had no physical presence from having to collect sales tax in such state.  The Company is evaluating the impact of the 2018 ruling (South Dakota vs. Wayfair) on its operations.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2018
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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,084	$-	$-	$4,084
Securities available-for-sale	18,870	-	-	18,870
	$22,954	$-	$-	$22,954

	As of April 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,982	$-	$-	$4,982
Securities available-for-sale	17,844	-	-	17,844
	$22,826	$-	$-	$22,826

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2018 and April 30, 2018, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

Advertising expenses:

The Company expenses advertising costs as incurred.

Income Taxes:

The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB's ASC. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse. The Company adopted the provisions of ASU 2015-17, Income taxes (Topic 740) during the first quarter of fiscal 2018 and continues to classify all deferred taxes as long-term liabilities on the Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2018
(Unaudited)

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of July 31, 2018, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2018 and April 30, 2018, cash equivalents included $4,084,000 and $4,982,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

As of July 31, 2018 and April 30, 2018, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000, and the fair value was $9,917,000 and $9,379,000, respectively.

There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2018 or July 31, 2017. The increase in gross unrealized gains on equity securities classified as available-for-sale of $538,000, net of deferred taxes of $113,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at July 31, 2018. The increase in gross unrealized gains on equity securities classified as available-for-sale of $152,000, net of deferred taxes of $54,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at July 31, 2017.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of July 31, 2018 and April 30, 2018, accumulated other comprehensive income included unrealized gains of $1,532,000 and $994,000, net of deferred taxes of $322,000 and $209,000, respectively.

The carrying value and fair value of securities available-for-sale at July 31, 2018 were as follows:

		Gross Unrealized	Gross Unrealized
($ in thousands)	Cost	Holding Gains	Holding Losses	Fair Value
ETFs - equities	$8,385	$1,532	$-	$9,917

The carrying value and fair value of securities available-for-sale at April 30, 2018 were as follows:

		Gross Unrealized	Gross Unrealized
($ in thousands)	Cost	Holding Gains	Holding Losses	Fair Value
ETFs - equities	$8,385	$994	$-	$9,379

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2018
(Unaudited)

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. The aggregate cost and fair value at July 31, 2018 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$8,705	$6	$(7)	$8,704
Due 1 year through 5 years	250	-	(1)	249
Total investment in government debt securities	$8,955	$6	$(8)	$8,953

The aggregate cost and fair value at April 30, 2018 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$7,868	$10	$(12)	$7,866
Due 1 year through 5 years	600	-	(1)	599
Total investment in government debt securities	$8,468	$10	$(13)	$8,465

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2018 and July 31, 2017, were $1,637,000 and $1,394,000, respectively. The decrease in gross unrealized losses of $2,000 on fixed income securities classified as available-for-sale net of deferred income tax of $1,000, was included in in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of July 31, 2018. The increase in gross unrealized losses of $10,000 on fixed income securities classified as available-for-sale net of deferred income tax of $4,000, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of July 31, 2017. As of July 31, 2018 and April 30, 2018, accumulated other comprehensive income included unrealized losses of $1,000 and $3,000, net of deferred tax benefits of $200 and $600, respectively.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2018 and April 30, 2018 was 1.7% and 1.24%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2018	2017
Dividend income	$67	$52
Interest income	35	25
Other	12	19
Total income from securities transactions, net	$114	$96

Investment in Unconsolidated Entities:
Equity Method Investment:

As of July 31, 2018 and April 30, 2018, the Company's investment in EAM Trust, on the Consolidated Condensed Balance Sheets was $58,331,000 and $58,233,000, respectively.

The value of VLI’s investment in EAM at July 31, 2018 and April 30, 2018 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2018
(Unaudited)

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators of an impairment could include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements. EAM did not record any impairment losses for its assets during the fiscal years 2019 or 2018.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2018	2017
Investment management fees earned from the Value Line Funds, net of fee waivers	$4,109	$3,958
12b-1 fees and other fees, net of fee waivers	$1,704	$1,549
Other income	$71	$55
Investment management fee waivers	$111	$154
12b-1 fee waivers	$159	$235
Value Line’s non-voting revenues interest	$1,968	$1,978
EAM's net income (1)	$606	$316

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2018	2018
	(unaudited)
EAM's total assets	$60,278	$60,203
EAM's total liabilities (1)	(3,378)	(3,128)
EAM's total equity	$56,900	$57,075

(1) At July 31, 2018 and April 30, 2018, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $2,279,000 and $2,113,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2018 (unaudited)	$60,278	$58,331	$-	$58,331
As of April 30, 2018	$60,203	$58,233	$-	$58,233

(1) Reported within Long Term Assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2018
(Unaudited)

Note 4 - Supplementary Cash Flows Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Condensed Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Condensed Statement of Cash Flows.

	Three months ended July 31,
($ in thousands)	2018	2017
Cash and cash equivalents	$4,992	$6,309
Restricted cash	469	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$5,461	$6,778

Income Tax Payments:

The Company made income tax payments as follows:

	Three months ended July 31,
($ in thousands)	2018	2017
State and local income tax payments	$102	$27
Federal income tax payments to the Parent	$-	$-

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2018 and July 31, 2017, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $107,000 in both years.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2018 and July 31, 2017, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2018 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$539	$(113)	$426
	$539	$(113)	$426

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2017 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$142	$(50)	$92
	$142	$(50)	$92

Note 7 - Related Party Transactions:

Investment Management (overview):

The Company has substantial non-voting revenues and non-voting profits interests in EAM, the asset manager to the Value Line Mutual Funds. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests forward, as discussed below.

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2018, were $2.66 billion, 7% above total assets of $2.49 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2017.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2018
(Unaudited)

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter. The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2019 was 50.3%.

EAM Trust - VLI's non-voting revenues and non-voting profits interests:

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business. EAM currently has no separately managed account fees. The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2018	2017
Non-voting revenues interest in EAM	$1,968	$1,978
Non-voting profits interest in EAM	303	158
	$2,271	$2,136

At July 31, 2018, the Company's investment in EAM includes a receivable of $2,279,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.

Transactions with Parent:

During the three months ended July 31, 2018 and July 31, 2017, the Company was reimbursed $73,000 and $70,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent"). There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2018 and April 30, 2018.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company didn't make any federal tax payments to the Parent during the three months ended July 31, 2018 or July 31, 2017.

As of July 31, 2018, the Parent owned 89.11% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2018	2017
Current tax expense:
Federal	$734	$1,319
State and local	88	79
Current tax expense	822	1,398
Deferred tax expense (benefit):
Federal	-	(186)
State and local	(271)	(30)
Deferred tax expense (benefit):	(271)	(216)
Income tax provision	$551	$1,182

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the "Tax Act") was enacted. The Tax Act lowers the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computed Federal income tax expense for the fiscal quarter ended July 31, 2018 using the Federal Tax Rate of 21%. The 21% Federal Tax Rate applies to the fiscal year ending April 30, 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2018 and July 31, 2017 were 15.07% and 34.80%, respectively. The decline in the overall effective tax rate during the quarter ended July 31, 2018 is primarily a result of a decline in Federal Tax Rate and a decrease in the state and local allocation factors on the deferred tax on the unrealized gain from deconsolidation of EAM. In fiscal 2018 the U.S. statutory federal corporate income tax rate was reduced from 35% to 21% on the Company’s long-term deferred tax liabilities, resulting in a tax benefit of 54.51% of pre-tax income for the twelve months ended April 30, 2018, primarily attributable to the effect on the long-term deferred tax liability. The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act. The effect of the re-calculation was reflected entirely in the third quarter ended January 31, 2018 (the period that included the enactment date) and was allocated directly to both current and deferred income tax expenses from continuing operations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to the new tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2018
(Unaudited)

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2018	2018
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,660	$10,658
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	108	119
Unrealized loss (gain) on securities held for sale	321	208
Deferred charges	(182)	(331)
Other	72	210
Total federal tax liability	10,607	10,492

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,027	1,299
Deferred non-cash post-employment compensation	36	(45)
Depreciation and amortization	10	15
Other	(107)	(47)
Total state and local tax liabilities	966	1,222
Deferred tax liability, long-term	$11,573	$11,714

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2018	2017
U.S. statutory federal tax rate	21.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	-5.70%	0.73%
Effect of dividends received deductions	-0.27%	-0.37%
Domestic production tax credit	-	-0.65%
Other, net	0.04%	0.09%
Effective income tax rate	15.07%	34.80%

The Company believes that, as of July 31, 2018, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent, and files combined income tax returns with the Parent on a unitary basis in certain states.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability/(benefit) as if it filed a separate return.

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
July 31, 2018
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

	July 31,	April 30,
($ in thousands)	2018	2018

Building and leasehold improvements	$1,013	$1,013
Furniture and equipment	4,036	4,031
	5,049	5,044
Accumulated depreciation and amortization	(3,737)	(3,673)
Total property and equipment, net	$1,312	$1,371

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.

The Company did not incur and did not capitalize expenditures related to the development of software for internal use during the three months ended July 31, 2018 or July 31, 2017. Total amortization expenses during the three months ended July 31, 2018 and July 31, 2017, were $44,000 and $165,000, respectively.

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program

Balance as of April 30, 2018 (1)(2)	308,380	$4,135	$13.41	$255
Purchases effected in open market during the months ended (2):
May 31, 2018	2,286	46	20.26	209
June 30, 2018	-	-	-	-
July 31, 2018	-	-	-	-
Balance as of July 31, 2018	310,666	$4,181	$13.46	$209

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2018
(Unaudited)

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse.

The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease.

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	($ in thousands)

2020	1,399
2021	1,432
2022	1,506
2023	1,833
2024 and thereafter	6,663
$12,833

For the three months ended July 31, 2018 and 2017, rental expenses were $317,000 and $309,000, respectively.

Note 13 - Copyright Data Fees:

During the three months ended July 31, 2018, copyright data fees of $1,679,000 were 13.9% above fiscal 2018. As of July 31, 2018, total third party sponsored assets were attributable to three contracts for copyright data representing $4.4 billion in various products, as compared to three contracts for copyright data representing $3.9 billion in assets at July 31, 2017.

Note 14 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2018, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's NYC leased corporate office facility.

Note 15 - Concentration:

During the three months ended July 31, 2018, 18.7% of total publishing revenues of $8,971,000 were derived from a single customer.

Note 16 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2018 and July 31, 2017, the Company had $899,000 and $4,670,000, respectively, in excess of the FDIC insured limit.

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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2018; and other risks and uncertainties arising from time to time.

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

Business Environment

The economic upturn, which had been an understated affair throughout its long tenure, really hit its stride in the second calendar quarter of this year, with the nation's gross domestic product climbing by an impressive 4.2%. Underpinning this strong outcome were healthy contributions from consumer spending, exports, and nonresidential fixed investment.

Meanwhile, this stellar performance is likely to mark the high point for this venerable business expansion. However, any moderation in growth probably will be gradual and measured, with such strong underlying fundamentals as rising consumer confidence, healthy job growth, and durable levels of business and consumer activity combining to keep growth in the 3.0%-3.5% range for the remainder of this calendar year. Further solid improvement, most likely on the order of 2.5%-3.0%, would seem reasonable to expect in 2019.

This recent buildup in momentum seems likely to continue, in some degree at least, as this decade concludes. Of course, few expansions continue without interruption, and this one figures to be no exception. So, although we do not see a recession on the horizon, at this time, given the absence of excesses on the demand or inflation fronts, there are risks to our forecast that should not be ignored. Key among these would be the failure of fiscal initiatives or monetary policy adjustments to keep the economic ball rolling without inviting major overheating. Other risks would be a breakdown in our business relationships with China and the European Union, or escalating political headwinds at home, which could bring about unwanted fiscal changes.

Results of Operations for the Three Months Ended July 31, 2018 and July 31, 2017

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2018	2017	Change
Income from operations	$1,270	$1,165	9.0%
Non-voting revenues and non-voting profits interests from EAM Trust	2,271	2,136	6.3%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$3,541	$3,301	7.3%
Operating expenses	$7,701	$7,749	-0.6%
Income from securities transactions, net	$114	$96	18.8%
Income before income taxes	$3,655	$3,397	7.6%
Net income	$3,104	$2,215	40.1%
Earnings per share	$0.32	$0.23	39.1%

During the three months ended July 31, 2018, the Company’s net income of $3,104,000, or $0.32 per share, was $889,000 or 40.1% above net income of $2,215,000, or $0.23 per share, for the three months ended July 31, 2017. The largest factor in the increase was the January 1, 2018 reduction in the U.S. statutory federal corporate income tax rate from 35% to 21%.  Income from operations of $1,270,000 during the three months ended July 31, 2018 was 9.0% above income from operations of $1,165,000.  During the three months ended July 31, 2018 there were 9,689,334 average common shares outstanding as compared to 9,703,580 average common shares outstanding during the three months ended July 31, 2017.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2018	2017	Change
Investment periodicals and related publications:
Print	$3,393	$3,460	-1.9%
Digital	3,899	3,980	-2.0%
Total investment periodicals and related publications	7,292	7,440	-2.0%
Copyright data fees	1,679	1,474	13.9%
Total publishing revenues	$8,971	$8,914	0.6%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended July 31,
	2018		2017
	Print	Digital	Print	Digital
New Sales	15.8%	14.9%	16.2%	15.9%
Conversion and Renewal Sales	84.2%	85.1%	83.8%	84.1%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2018 new sales of print and digital publications decreased as a percent of the total gross print and digital sales as a result of a decrease in new sales orders.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2018	2018	2017	July-18 vs. Apr-18	July-18 vs. July-17
Unearned subscription revenue (current and long term liabilities)	$24,129	$25,525	$24,845	-5.5%	-2.9%

Unearned subscription revenue as of July 31, 2018 is 2.9% below July 31, 2017 and is 5.5% below April 30, 2018. The decline from April 30, 2018, reflects both the timing of advertising for order generation and the fact that April 30th is the usual annual peak. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $7,292,000 decreased 2.0%, for the three months ended July 31, 2018, as compared to the prior fiscal year. The Company continued its efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at July 31, 2018 was 1.7% below total product line circulation at July 31, 2017. The Company has been successful in growing revenues from investment periodicals within the institutional market.

Total print circulation at July 31, 2018 was 2.6% above total print circulation at July 31, 2017.  Print publication revenues of $3,393,000 decreased 1.9% for the three months ended July 31, 2018 as compared to the prior fiscal year.  Total digital circulation at July 31, 2018 was 7.5% below total digital circulation at July 31, 2017.  However, digital publications revenues of $3,899,000 during the three months ended July 31, 2018 were only 2.0% below the prior fiscal year, as higher-priced subscriptions were generally retained.

The Value Line proprietary Ranking System information (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright data business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. For the six month period ended July 31, 2018, the combined Ranking System “Rank 1 & 2” stocks’ increase of 1.4% compared favorably to the S&P 500 Index’s decrease of 0.3% during the comparable period. For the twelve month period ended July 31, 2018, the combined Ranking System “Rank 1 & 2” stocks’ increase of 14.8% outperformed the S&P 500 Index’s increase of 14.0% during the comparable period.

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

Copyright data fees

During the three months ended July 31, 2018, copyright data fees revenues of $1,679,000 were 13.9% above the prior fiscal year. At July 31, 2018, total third party sponsored assets were $4.4 billion, as compared to $3.9 billion in assets at July 31, 2017. The largest of the individual ETFs active under Value Line’s copyright data program has again earned a five star Morningstar rating.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2018, were $2.66 billion, which is $170 million, or 7%, above total assets of $2.49 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2017. The increase reflects successful investment selection capturing market appreciation, offset by net redemptions in eight of the eleven Value Line Funds over the twelve month period ended July 31, 2018.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold.

Value Line Mutual Funds

	As of July 31,
($ in millions)	2018	2017	Change
Variable annuity assets ("GIAC")	$397	$408	-2.7%
All other open end equity and hybrid fund assets	2,162	1,955	10.6%
Total equity and hybrid funds	2,559	2,363	8.3%
Fixed income funds	110	122	-9.8%
Total EAM managed net assets	$2,669	$2,485	7.4%

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund.

As of July 31, 2018, four of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

Several of the Value Line Funds have received national recognition. The Value Line Mid-Cap Focused Fund, the Value Line Small Cap Opportunities Fund and the Value Line Capital Appreciation Fund have been named “Category Kings” in The Wall Street Journal in multiple months in calendar 2017 and 2018.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the three months ended July 31, 2018, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $4,109,000, 12b-1 fees and other fees of $1,704,000 and other income of $71,000 which included dividend, interest and licensing fees income. For the same period, total investment management fee waivers were $111,000 and 12b-1 fee waivers for four Value Line Funds were $159,000. During the three months ended July 31, 2018, EAM's net income was $606,000 after giving effect to Value Line’s non-voting revenues interest of $1,968,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of July 31, 2018, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 81.0%, variable annuity funds issued by GIAC represent 14.9%, and fixed income fund assets represent 4.1%, respectively, of total fund assets under management (“AUM”) as of July 31, 2018. At July 31, 2018, equity, hybrid and GIAC variable annuities AUM increased by 7.9% and fixed income AUM decreased by 9.8% as compared to the prior fiscal year.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2019 was 50.3%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2018	2017	Change
Non-voting revenues interest	$1,968	$1,978	-0.5%
Non-voting profits interest	303	158	91.8%
	$2,271	$2,136	6.3%

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2018	2017	Change
Advertising and promotion	$920	$795	15.7%
Salaries and employee benefits	4,479	4,500	-0.5%
Production and distribution	1,315	1,395	-5.7%
Office and administration	987	1,059	-6.8%
Total expenses	$7,701	$7,749	-0.6%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $7,701,000 for the three months ended July 31, 2018 were comparable to those during the three months ended July 31, 2017.

Advertising and promotion

During the three months ended July 31, 2018, advertising and promotion expenses of $920,000 increased $125,000 or 15.7% as compared to the prior fiscal year primarily due to a $141,000 increase in media marketing expenses and institutional sales promotion. During the three months ended July 31, 2018 sales commissions were comparable to the prior fiscal year. Direct mail expenses were slightly below those during the three months ended July 31, 2017.

Salaries and employee benefits

During the three months ended July 31, 2018 salaries and employee benefits of $4,479,000 were comparable to the prior fiscal year.

Production and distribution

During the three months ended July 31, 2018 production and distribution expenses of $1,315,000 decreased 5.7% below the prior fiscal year. During the three months ended July 31, 2018 a decrease of $121,000 was attributable to a decline in amortization of internally developed software costs related to digital security and product production software. During the three months ended July 31, 2018 the decrease in production costs was partially offset by a $33,000 increase in production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems and web “framework”.

Office and administration

During the three months ended July 31, 2018 office and administrative expenses of $987,000 decreased 6.8% below the prior fiscal year.  The decrease was primarily a result of a decline in hardware and software maintenance costs due to an upgrade of production equipment in fiscal 2018 which resulted in lower costs in the first quarter of fiscal 2019.

Income from Securities Transactions, net

During the three months ended July 31, 2018 and July 31, 2017, the Company’s income from securities transactions, net, primarily derived from dividend income, was $114,000 and $96,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2018 and July 31, 2017, were $1,637,000 and $1,394,000, respectively. There were no sales, or gains or losses from sales of equity securities during the three months ended July 31, 2018 or July 31, 2017.

Concentration

During the three months ended July 31, 2018, 18.7% of total publishing revenues of $8,971,000 were derived from a single customer.

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

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2018 and July 31, 2017 were 15.07% and 34.80%, respectively. The decline in the overall effective tax rate during the quarter ended July 31, 2018 is primarily a result of a decline in Federal Tax Rate and a decrease in the state and local allocation factors on the deferred tax on the unrealized gain from deconsolidation of EAM.

In fiscal 2018 the U.S. statutory federal corporate income tax rate was reduced from 35% to 21% on the Company’s long-term deferred tax liabilities, resulting in a tax benefit of 54.51% of pre-tax income for the twelve months ended April 30, 2018, primarily attributable to the effect on the long-term deferred tax liability. The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act. The effect of the re-calculation was reflected entirely in the third quarter ended July 31, 2018 (the period that included the enactment date) and was allocated directly to both current and deferred income tax expenses from continuing operations.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $2,617,000 as of July 31, 2018 and working capital of $1,690,000 as of April 30, 2018. These amounts include short term unearned revenue of $18,878,000 and $19,717,000 reflected in total current liabilities at July 31, 2018 and April 30, 2018, respectively. Cash and short term securities were $23,862,000 and $23,785,000 as of July 31, 2018 and April 30, 2018, respectively.

The Company’s cash and cash equivalents include $4,084,000 and $4,982,000 at July 31, 2018 and April 30, 2018, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Securities and Exchange Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $1,512,000 during the three months ended July 31, 2018 compared to cash inflows from operations of $2,978,000 during the three months ended July 31, 2017.  The decrease in cash inflows from fiscal 2018 to fiscal 2019 was primarily attributable to the timing of payments for federal state and local income taxes, and a smaller decline in unearned prepaid revenues, partially offset by the timing of prepaid expenses.

Cash from investing activities

The Company’s cash outflows from investing activities of $574,000 during the three months ended July 31, 2018, were below cash outflows from investing activities of $1,438,000 for the three months ended July 31, 2017. During fiscal 2019, the Company continued to invest in fixed income securities. During the three months ended July 31, 2018, the Company invested $2,123,000 in fixed income securities and $5,000 in property and equipment as compared to $2,386,000 and $230,000, respectively, in fiscal 2018.

Cash from financing activities

During the three months ended July 31, 2018, the Company’s cash outflows from financing activities were $1,887,000 and compared to cash outflows from financing activities of $1,788,000 for the three months ended July 31, 2017. Cash outflows for financing activities included $46,000 and $40,000 for the repurchase of 2,286 and 2,353 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2019 and 2018, respectively. Quarterly dividend payments of $0.19 per share during the three months ended July 31, 2018 aggregated $1,841,000 as compared to $1,748,000 aggregated quarterly dividend payments of $0.18 per share during the three months ended July 31, 2017.

On July 19, 2018, the Board of Directors of Value Line declared a quarterly dividend of $0.19 per share. At July 31, 2018 there were 9,689,334 common shares outstanding as compared to 9,709,580 common shares outstanding at July 31, 2017. The Company expects financing activities to continue to include use of cash for dividend payments and common share repurchases for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of July 31, 2018, retained earnings and liquid assets were $46,165,000 and $23,862,000, respectively.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments     (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-15 in the first quarter of fiscal 2019.  As a result, it has reclassified, within the Consolidated Condensed Statement of Cash Flows, $2.3 million and $2.1 million, for the three months ended July 31, 2018 and July 31, 2017, respectively, of EAM non-voting revenues interest and profits interest, from operating activities to investing activities.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most existing U.S. GAAP revenue recognition principles, and it permits the use of either the retrospective or cumulative effect transition method. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company has adopted ASU No. 2014-09 in the first quarter of fiscal 2019, which does not have a material impact on the Company's consolidated condensed financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230):  Restricted Cash (a consensus of the FASB Emerging Issues Task Force)".  This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.   ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company has adopted ASU No. 2016-18 in the first quarter of fiscal 2019, which does not have a material impact on the Company's consolidated condensed financial statements and related disclosures.

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms mailing items by common carrier into a state where it had no physical presence from having to collect sales tax in such state.  The Company is evaluating the impact of the 2018 ruling (South Dakota vs. Wayfair) on its operations.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of July 31, 2018 and April 30, 2018 the aggregate cost of fixed income securities classified as available-for-sale were $8,955,000 and $8,468,000, respectively, and fair value was $8,953,000 and $8,465,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)

		(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of July 31, 2018
Investments in securities with fixed maturities	$8,953	$9,056	$9,057	$9,209	$9,122

As of April 30, 2018
Investments in securities with fixed maturities	$8,465	$8,668	$8,628	$8,688	$8,608

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

As of July 31, 2018 and April 30, 2018, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000 and the fair value was $9,917,000 and $9,379,000, respectively.

Equity Securities
				Estimated Fair Value after	Hypothetical Percentage Increase (Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of July 31, 2018	Equity Securities and ETFs held for dividend yield	$9,917	30% increase	$12,892	5.40%
			30% decrease	$6,942	-5.40%

Equity Securities
				Estimated Fair Value after	Hypothetical Percentage Increase (Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2018	Equity Securities and ETFs held for dividend yield	$9,379	30% increase	$12,193	5.11%
			30% decrease	$6,565	-5.11%

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 filed with the SEC on July 26, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2018. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2018	2,286	$20.26	2,286	$209,000
June 1 - 30, 2018	-	-	-	209,000
July 1 - 31, 2018	-	-	-	209,000
Total	2,286	$20.26	2,286	$209,000

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

Date: September 12, 2018