Form 10-Q
period 2018-10-31
VALUE LINE INC
filed 2018-12-12
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________________ to ____________________________________________

Commission File Number: 0-11306

VALUE LINE, INC.

(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176-0001
(Address of principal executive offices)	(Zip Code)

(212) 907-1500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2018

Common stock, $0.10 par value	9,689,334 shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	October 31,	April 30,
	2018	2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $3,726 and $4,982, respectively)	$4,585	$5,941
Securities available-for-sale	19,060	17,844
Accounts receivable, net of allowance for doubtful accounts of $17 and $14, respectively	1,132	1,049
Prepaid and refundable income taxes	51	457
Prepaid expenses and other current assets	1,113	1,270
Total current assets	25,941	26,561

Long term assets:
Investment in EAM Trust	58,451	58,233
Restricted money market investment	469	469
Property and equipment, net	1,255	1,371
Capitalized software and other intangible assets, net	127	154
Total long term assets	60,302	60,227

Total assets	$86,243	$86,788

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,358	$1,926
Accrued salaries	1,120	1,387
Dividends payable	1,841	1,841
Unearned revenue	18,325	19,717
Total current liabilities	22,644	24,871

Long term liabilities:
Unearned revenue	4,876	5,808
Deferred charges	809	854
Deferred income taxes	11,514	11,714
Total long term liabilities	17,199	18,376

Total liabilities	39,843	43,247

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	47,626	44,902
Treasury stock, at cost (310,666 and 308,380 shares, respectively)	(4,181)	(4,135)
Accumulated other comprehensive income, net of tax	964	783
Total shareholders' equity	46,400	43,541

Total liabilities and shareholders' equity	$86,243	$86,788

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Revenues:
Investment periodicals and related publications	$7,262	$7,426	$14,554	$14,866
Copyright fees	1,789	1,563	3,468	3,037
Total publishing revenues	9,051	8,989	18,022	17,903

Expenses:
Advertising and promotion	642	827	1,562	1,622
Salaries and employee benefits	4,268	4,574	8,747	9,074
Production and distribution	1,268	1,403	2,583	2,798
Office and administration	1,113	1,377	2,100	2,436
Total expenses	7,291	8,181	14,992	15,930
Income from operations	1,760	808	3,030	1,973

Revenues and profits interests in EAM Trust	2,384	2,237	4,655	4,373
Income from securities transactions, net	123	91	237	187
Income before income taxes	4,267	3,136	7,922	6,533
Income tax provision	965	1,064	1,516	2,246
Net income	$3,302	$2,072	$6,406	$4,287

Earnings per share, basic & fully diluted	$0.34	$0.21	$0.66	$0.44

Weighted average number of common shares	9,689,334	9,705,585	9,689,388	9,707,583

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Net income	$3,302	$2,072	$6,406	$4,287

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities, net of taxes	(245)	165	181	257
Other comprehensive income (loss)	(245)	165	181	257
Comprehensive income	$3,057	$2,237	$6,587	$4,544

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,406	$4,287

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	454
Deferred income taxes	(249)	(461)
Deferred rent	(45)	466
Other, net	(30)	(30)
Changes in operating assets and liabilities:
Unearned revenue	(2,324)	(1,948)
Accounts payable & accrued expenses	(568)	(319)
Accrued salaries	(267)	52
Accrued taxes on income	-	376
Prepaid and refundable income taxes	406	1
Prepaid expenses and other current assets	157	354
Accounts receivable	(83)	(63)
Total adjustments	(2,802)	(1,118)
Net cash provided by operating activities	3,604	3,169

Cash flows from investing activities:
Purchases of fixed income securities classified as available-for-sale	(5,624)	(2,386)
Proceeds from sales of fixed income securities classified as available-for-sale	4,638	1,394
Non-voting revenues interest in EAM Trust	(4,063)	(4,017)
Non-voting profits interest in EAM Trust	(592)	(356)
Distributions received from EAM Trust	4,467	4,038
Acquisition of property and equipment	(6)	(393)
Expenditures for capitalized software	(52)	-
Net cash used in investing activities	(1,232)	(1,720)

Cash flows from financing activities:
Purchase of treasury stock at cost	(46)	(150)
Dividends paid	(3,682)	(3,496)
Net cash used in financing activities	(3,728)	(3,646)
Net change in cash and cash equivalents	(1,356)	(2,197)
Cash, cash equivalents and restricted cash at beginning of period	6,410	7,026
Cash, cash equivalents and restricted cash at end of period	$5,054	$4,829

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Six Months Ended October 31, 2018

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2018	10,000,000	$1,000	$991	(308,380)	$(4,135)	$44,902	$783	$43,541

Net income						6,406		6,406
Change in unrealized gains on securities, net of taxes							181	181
Purchase of treasury stock				(2,286)	(46)			(46)
Dividends declared						(3,682)		(3,682)
Balance at October 31, 2018	10,000,000	$1,000	$991	(310,666)	$(4,181)	$47,626	$964	$46,400

Dividends declared per share were $0.19 for each of the three months ending July 31, 2018 and October 31, 2018.

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

October 31, 2018

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Value Line, Inc. ("Value Line" or "VLI", and collectively with its subsidiaries, the “Company”) is incorporated in the State of New York.  The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.  The Company's core business is producing investment periodicals and their underlying research and making available certain Value Line copyrights, Value Line trademarks and Value Line Proprietary Ranking System results and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes.  The Company maintains a significant investment in the EULAV Asset Management LLC ("EAM")  from which it received a non-voting revenues interest  and a non-voting profits interest.   EAM was established to provide investment management services to the Value Line Mutual Funds ("Value Line Funds" or the "Funds").

The Consolidated Condensed Balance Sheets as of October 31, 2018 and April 30, 2018, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the SEC on July 26, 2018    (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Copyright fees are derived from providing certain Value Line trademarks and the Value Line Proprietary Ranking System results to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds ("ETFs").  The Company earns asset-based copyright fees as specified in the individual agreements.  Revenue is recognized monthly over the term of the agreement and, because it is asset-based, will fluctuate as the market value of the underlying portfolio increases or decreases in value.

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

October 31, 2018

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments     (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-15 in the first quarter of fiscal 2019.  As a result, it has reclassified, within the Consolidated Condensed Statement of Cash Flows, $4.7 million and $4.4 million, for the six months ended October 31, 2018 and October 31, 2017, respectively, of EAM non-voting revenues interest and profits interest, from operating activities to investing activities.

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

October 31, 2018

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of October 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,726	$-	$-	$3,726
Securities available-for-sale	19,060	-	-	19,060
	$22,786	$-	$-	$22,786

	As of April 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,982	$-	$-	$4,982
Securities available-for-sale	17,844	-	-	17,844
	$22,826	$-	$-	$22,826

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2018 and April 30, 2018, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2018, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2018 and April 30, 2018, cash equivalents included $3,726,000 and $4,982,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2018

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

As of October 31, 2018 and April 30, 2018, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL)  was $8,385,000, and the fair value was $9,606,000 and $9,379,000, respectively.

There were no sales or proceeds from sales of equity securities during the six months ended October 31, 2018 or October 31, 2017.   The increase in gross unrealized gains on equity securities classified as available-for-sale of $227,000, net of deferred  taxes of $48,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at October 31, 2018.  The increase in gross unrealized gains on equity securities classified as available-for-sale of $398,000, net of deferred  taxes of $140,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at October 31, 2017.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements.  Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed.  As of October 31, 2018 and April 30, 2018, accumulated other comprehensive income included unrealized  gains of $1,221,000 and $994,000, net of deferred taxes of $256,000 and $209,000, respectively.

The carrying value and fair value of securities available-for-sale at October 31, 2018 were as follows:

		Gross Unrealized	Gross Unrealized
($ in thousands)	Cost	Holding Gains	Holding Losses	Fair Value
ETFs - equities	$8,385	$1,225	$(4)	$9,606

The carrying value and fair value of securities available-for-sale at April 30, 2018 were as follows:

		Gross Unrealized	Gross Unrealized
($ in thousands)	Cost	Holding Gains	Holding Losses	Fair Value
ETFs - equities	$8,385	$994	$-	$9,379

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. The aggregate cost and fair value at October 31, 2018 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$6,455	$17	$(7)	$6,465
Due 1 year through 5 years	3,000	-	(11)	2,989
Total investment in government debt securities	$9,455	$17	$(18)	$9,454

The aggregate cost and fair value at April 30, 2018 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$7,868	$10	$(12)	$7,866
Due 1 year through 5 years	600	-	(1)	599
Total investment in government debt securities	$8,468	$10	$(13)	$8,465

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2018

(Unaudited)

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2018 and October 31, 2017, were $4,638,000 and $1,394,000, respectively.  The decrease in gross unrealized  losses of $1,700 on fixed income securities classified as available-for-sale net of deferred income tax of $350, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of October 31, 2018.  The increase in gross unrealized  losses of $1,000 on fixed income securities classified as available-for-sale net of deferred income tax of $360, was included in Shareholders' Equity at October 31, 2017.   As of October 31, 2018 and April 30, 2018, accumulated other comprehensive income included unrealized  losses of $1,000 and $3,000, net of deferred tax benefits of $200 and $600, respectively.

The average yield on the Government debt securities classified as available-for-sale at October 31, 2018 and April 30, 2018 was 2.25% and 1.24%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2018	2017	2018	2017
Dividend income	$62	$53	$129	$105
Interest income	49	25	84	51
Other	12	13	24	31
Total income from securities transactions, net	$123	$91	$237	$187

Investment in Unconsolidated Entities:

Equity Method Investment:

As of October 31, 2018 and April 30, 2018, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $58,451,000 and $58,233,000, respectively.

The value of VLI’s investment in EAM at October 31, 2018 and April 30, 2018 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands) (unaudited)	2018	2017	2018	2017
Investment management fees earned from the Value Line Funds, net of fee waivers	$4,181	$4,068	$8,290	$8,026
12b-1 fees and other fees, net of fee waivers	$1,727	$1,619	$3,431	$3,168
Other income	$(27)	$49	$44	$104
Investment management fee waivers	$110	$107	$221	$261
12b-1 fee waivers	$175	$179	$334	$414
Value Line’s non-voting revenues interest	$2,095	$2,039	$4,063	$4,017
EAM's net income (1)	$578	$396	$1,184	$712

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2018

(Unaudited)

	October 31,	April 30,
($ in thousands)	2018	2018
	(unaudited)
EAM's total assets	$60,284	$60,203
EAM's total liabilities (1)	(3,303)	(3,128)
EAM's total equity	$56,981	$57,075

(1) At October 31, 2018 and April 30, 2018, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $2,317,000 and $2,113,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of October 31, 2018 (unaudited)	$60,284	$58,451	$-	$58,451
As of April 30, 2018	$60,203	$58,233	$-	$58,233

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

	Six Months Ended October 31,
($ in thousands)	2018	2017
Cash and cash equivalents	$4,585	$4,360
Restricted cash	469	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$5,054	$4,829

Income Tax Payments:

The Company made income tax payments as follows:

	Six Months Ended October 31,
($ in thousands)	2018	2017
State and local income tax payments	$119	$166
Federal income tax payments to the Parent	$1,300	$2,200

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2018

(Unaudited)

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the six months ended October 31, 2018 and October 31, 2017, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $263,000 and $213,000, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of October 31, 2018 and October 31, 2017, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2018 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$229	$(48)	$181
	$229	$(48)	$181

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2018, were $2.57 billion, 2.4% above total assets of $2.51 billion in the Value Line Funds managed and/or distributed  by EAM at October 31, 2017.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the second quarter of fiscal 2019 was 50.30%.

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

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2018	2017	2018	2017
Non-voting revenues interest in EAM	$2,095	$2,039	$4,063	$4,017
Non-voting profits interest in EAM	289	198	592	356
	$2,384	$2,237	$4,655	$4,373

At October 31, 2018, the Company's investment in EAM includes a receivable of $2,317,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That sum was subsequently paid.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2018

(Unaudited)

Transactions with Parent:

During the six months ended October 31, 2018 and October 31, 2017, the Company was reimbursed $188,000 and $179,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at October 31, 2018 and April 30, 2018.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  The Company made federal tax payments of $1,300,000 and  $2,200,000 to the Parent during the six months ended October 31, 2018 and October 31, 2017, respectively.

As of October 31, 2018, the Parent owned 89.11% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2018	2017	2018	2017
Current tax expense:
Federal	$871	$1,140	$1,605	$2,459
State and local	72	169	160	248
Current tax expense	943	1,309	1,765	2,707
Deferred tax expense (benefit):
Federal	5	(126)	5	(312)
State and local	17	(119)	(254)	(149)
Deferred tax expense (benefit):	22	(245)	(249)	(461)
Income tax provision	$965	$1,064	$1,516	$2,246

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the "Tax Act") was enacted.  The Tax Act lowers the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computed Federal income tax expense for the fiscal quarter ended October 31, 2018 using the Federal Tax Rate of 21%.  The 21% Federal Tax Rate applies to the fiscal year ending April 30, 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2018 and October 31, 2017 were 19.14% and 34.40%, respectively. The decline in the overall effective tax rate during the quarter ended October 31, 2018 is primarily a result of a decline in Federal Tax Rate and a decrease in the state and local allocation factors on the deferred tax related to the unrealized gain from deconsolidation of EAM.  In fiscal 2018  the U.S. statutory federal corporate income tax rate was reduced from 35% to 21% on the Company’s long-term deferred tax liabilities, resulting in a tax benefit of 54.51% of pre-tax income for the twelve months ended April 30, 2018, primarily attributable to the effect on the long-term deferred tax liability.  The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act and allocated it directly to both current and deferred income tax expenses from continuing operations.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to the new tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2018	2018
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,664	$10,658
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	110	119
Unrealized loss (gain) on securities held for sale	256	208
Deferred charges	(336)	(331)
Other	223	210
Total federal tax liability	10,545	10,492

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,028	1,299
Deferred non-cash post-employment compensation	(36)	(45)
Depreciation and amortization	11	15
Other	(34)	(47)
Total state and local tax liabilities	969	1,222
Deferred tax liability, long-term	$11,514	$11,714

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2018

(Unaudited)

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six Months Ended October 31,
	2018	2017
U.S. statutory federal tax rate	21.00%	35.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	-1.62%	0.17%
Effect of dividends received deductions	-0.24%	-0.39%
Domestic production tax credit	-	-0.51%
Other, net	-	0.13%
Effective income tax rate	19.14%	34.40%

The Company believes that, as of October 31, 2018, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent, and  files combined income tax returns with the Parent on a unitary basis in certain states.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability/(benefit) as if it filed a separate return.

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2015 through 2018, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities. The Company is presently engaged in a federal tax audit for the fiscal year ended April 30, 2015 and does not expect it to have a material effect on the financial statements.

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

	October 31,	April 30,
($ in thousands)	2018	2018

Building and leasehold improvements	$1,013	$1,013
Furniture and equipment	4,037	4,031
	5,050	5,044
Accumulated depreciation and amortization	(3,795)	(3,673)
Total property and equipment, net	$1,255	$1,371

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

During  the six months ended October 31, 2018 the Company capitalized $52,000 of third party programmers' costs related to the development of software for internal use.  Such costs are capitalized and amortized over the expected useful life of the asset which is 3 to 5 years.  Total amortization expenses during the six months ended October 31, 2018 and October 31, 2017, were $79,000 and $325,000, respectively.  The Company  did not incur and did not capitalize expenditures related to the development of software for internal use during the six months ended October 31, 2017.

Note 11 - Treasury Stock and Repurchase Program:

On October 19, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000.  The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2018

(Unaudited)

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2018 (1)	308,380	$4,135	$13.41	$255
Purchases effected in open market during the quarters ended (2):
July 31, 2018	2,286	46	20.26	209
October 31, 2018	-	-	-	-
Balance as of October 31, 2018 (2) (3)	310,666	$4,181	$13.46	$209

(1) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program which was authorized in January 2011 and expired in January 2012;  18,400 shares were acquired prior to January 2011.

(2) Includes 207,047 shares with a total average cost of $2,792,000 that were acquired during the $3 million repurchase program which was authorized in September 2012 and expired in October 2019.

(3) On October 19, 2018, the Company's Board of Directors authorized the repurchases up to $2,000,000 of shares of the Company’s common stock  of which none were purchased through October 31, 2018.

Note 12 - Lease Commitments:

The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease.

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	($ in thousands)

2020	1,399
2021	1,432
2022	1,506
2023	1,596
2024 and thereafter	6,900
$12,833

For the six months ended October 31, 2018 and 2017, rental expenses were $633,000 and $618,000, respectively.

Note 13 - Copyright Fees:

During the six months ended October 31, 2018, copyright fees of $3,468,000 were 14.2% above fiscal 2018.  At October 31, 2018, total third party sponsored assets were $4.5 billion, as compared to $4.2 billion in assets at October 31, 2017.

Note 14 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at October 31, 2018, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's NYC leased corporate office facility.

Note 15 - Concentration:

During the  six months ended October 31, 2018, 19.2% of total publishing revenues of $18,022,000 were derived from a single customer.

Note 16 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2018 and October 31, 2017, the Company had $826,000 and $1,233,000, respectively, in excess of the FDIC insured limit.

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

●	generating future revenues or collection of receivables from significant customers;
●	dependence on key personnel;
●	competition in the fields of publishing, copyright and investment management;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	terrorist attacks, cyber attacks and natural disasters;
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2018; and other risks and uncertainties arising from time to time.

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

In this report, “Value Line,” “we,” “us,” “our” refers to Value Line, Inc. and “the Company” refers to Value Line and its subsidiaries unless the context otherwise requires.

Executive Summary of the Business

The Company's core business is producing investment periodicals and their underlying research and making available certain Value Line copyrights, Value Line trademarks and Value Line Proprietary Ranking System results and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes.  Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research, Smarter Investing™ and The Most Trusted Name in Investment Research®.  The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company.  Effective December 23, 2010, EULAV Asset Management Trust (“EAM”) was established to provide the investment management services to the Value Line Funds, institutional and individual accounts and provide distribution, marketing, and administrative services to the Value Line® Mutual Funds ("Value Line Funds").  The Company maintains a significant investment in EAM from which it receives payments in respect of its non-voting revenues and non-voting profits interests.

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

The investment periodicals and related publications (retail and institutional) and Value Line copyrights and Value Line Proprietary Ranking System results and other proprietary information consolidate into one segment called Publishing.

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

Business Environment

The economic upturn, long an understated affair, really took off during the spring and summer of this year, with impressive back-to-back increases in the nation's gross domestic product of 4.2% and 3.5%, respectively. This strength, meantime, continued to a greater degree than not during the fall. As to this impressive breakout, it largely has been fueled by healthy contributions from consumer spending, private inventory investment, nonresidential fixed investment, and increased federal, state, and local government spending. The advance has been held in check by a deceleration in export activity and a decline in residential fixed investment, as housing has been under some pressure  due to rising mortgage rates.

Our sense, meanwhile, is that this midyear strength in the economy is likely to mark the high point for this venerable business expansion. However, any moderation in growth down the home stretch this year and in 2019 probably will be measured, initially, with such strong underlying fundamentals as healthy consumer confidence, steady job growth, and durable levels of business and consumer activity combining to keep growth in the area of 2.5%-3.0% this quarter and modestly under that relatively healthy level during the upcoming calendar year.

Moreover, this recent buildup in momentum should be largely sustained through decade's end. Of course, few expansions go on without interruption, and this one figures to be no exception. So, although we do not see a recession evolving for another year or two, at least, given the absence of excesses on the demand or inflation fronts, there are risks to our forecast that should not be overlooked. Key among these would be the failure of needed fiscal initiatives to be passed by a House and Senate that are now in divided hands, or the inability of the Federal Reserve to successfully navigate potentially choppy waters with deft monetary adjustments. Globally, the risks would include the failure to hammer a trade deal, or at least a truce, with China or the unfolding of a more extensive business slowdown in Europe or Asia than we now envision.

Results of Operations for the Three and Six Months Ended October 31, 2018 and October 31, 2017

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2018	2017	Change	2018	2017	Change

Income from operations	$1,760	$808	117.8%	$3,030	$1,973	53.6%
Non-voting revenues and non-voting profits interests from EAM Trust	2,384	2,237	6.6%	4,655	4,373	6.4%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$4,144	$3,045	36.1%	$7,685	$6,346	21.1%
Operating expenses	$7,291	$8,181	-10.9%	$14,992	$15,930	-5.9%
Income from securities transactions, net	$123	$91	35.2%	$237	$187	26.7%
Income before income taxes	$4,267	$3,136	36.1%	$7,922	$6,533	21.3%
Net income	$3,302	$2,072	59.4%	$6,406	$4,287	49.4%
Earnings per share	$0.34	$0.21	61.9%	$0.66	$0.44	50.0%

During the six months ended October 31, 2018, the Company’s net income of $6,406,000, or $0.66 per share, was $2,119,000 or 49.4% above net income of $4,287,000, or $0.44 per share, for the six months ended October 31, 2017. The largest factor in the increase was the January 1, 2018 reduction in the U.S. statutory federal corporate income tax rate from 35% to 21%. Income from operations of $3,030,000 during the six months ended October 31, 2018 was 53.6% above income from operations of $1,973,000 in the corresponding period of fiscal 2018. During the six months ended October 31, 2018 there were 9,689,388 average common shares outstanding as compared to 9,707,583 average common shares outstanding during the six months ended October 31, 2017. During the three months ended October 31, 2018, the Company’s net income of $3,302,000, or $0.34 per share, was $1,230,000 or 59.4% above net income of $2,072,000, or $0.21 per share, for the three months ended October 31, 2017. Income from operations of $1,760,000 during the three months ended October 31, 2018 was 117.8% above income from operations of $808,000 during the second quarter of fiscal 2018. During the three and six months ended October 31, 2018 operating expenses were kept under control and decreased $890,000 and $938,000, respectively, below those during the three and six months ended October 31, 2017.

Total operating revenues

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2018	2017	Change	2018	2017	Change
Investment periodicals and related publications:
Print	$3,379	$3,466	-2.5%	$6,772	$6,926	-2.2%
Digital	3,883	3,960	-1.9%	7,782	7,940	-2.0%
Total investment periodicals and related publications	7,262	7,426	-2.2%	14,554	14,866	-2.1%
Copyright fees	1,789	1,563	14.5%	3,468	3,037	14.2%
Total publishing revenues	$9,051	$8,989	0.7%	$18,022	$17,903	0.7%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2018		2017		2018		2017
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	17.3%	11.8%	17.1%	15.5%	16.5%	13.2%	16.6%	15.7%
Conversion and Renewal Sales	82.7%	88.2%	82.9%	84.5%	83.5%	86.8%	83.4%	84.3%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the six months ended October 31, 2018 sales of print publications as a percent of the total gross print sales were comparable to the prior fiscal year. During the six months ended October 31, 2018 new sales of digital publications decreased as a percent of the total gross digital sales as a result of a decrease in new sales orders. Conversion and renewal sales of digital services increased as a percent of the total gross digital sales over the prior fiscal year due to efforts by our in-house Retail and Institutional Sales departments.

	As of October 31,	As of April 30,	As of October 31,	Change
($ in thousands)	2018	2018	2017	Oct-18 vs. Apr-18	Oct-18 vs. Oct-17

Unearned subscription revenue (current and long term liabilities)	$23,201	$25,525	$23,711	-9.1%	-2.2%

Unearned subscription revenue as of October 31, 2018 is 2.2% below October 31, 2017 and is 9.1% below April 30, 2018. The decline from April 30, 2018, reflects both the timing of advertising for order generation and the fact that April 30th is the usual annual peak. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $14,554,000 decreased 2.1%, during the six months ended October 31, 2018, as compared to the prior fiscal year. The Company continued activity to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at October 31, 2018 was less than 1% below total product line circulation at October 31, 2017. The Company has been successful in growing revenues from investment periodicals within the institutional market.

Total print circulation at October 31, 2018 was 1.5% above total print circulation at October 31, 2017. Print publication revenues of $6,772,000 decreased 2.2% during the six months ended October 31, 2018 as compared to the prior fiscal year. Total digital circulation at October 31, 2018 was 3.7% below total digital circulation at October 31, 2017. However, digital publications revenues of $7,782,000 during the six months ended October 31, 2018 were only 2.0% below the prior fiscal year, as higher-priced subscriptions were generally retained.

The Value Line proprietary Ranking System results (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. For the six month period ended October 31, 2018, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 3.1% compared to the Russell 2000 index’s decrease of 2.0% during the comparable period. For the twelve month period ended October 31, 2018, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 2.7% underperformed the Russell 2000 index’s increase of 0.6% during the comparable period.

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

Copyright fees

During the three and six months ended October 31, 2018, copyright fees of $1,789,000 and $3,468,000 were 14.5% and 14.2%, respectively, above those during the corresponding periods in the prior fiscal year. At October 31, 2018, total third party sponsored assets were $4.5 billion, as compared to $4.2 billion in assets at October 31, 2017. The largest of the individual ETFs active under Value Line’s copyright program has again earned a five star Morningstar rating for five and ten year periods.

Investment management fees and services – (unconsolidated)

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2018, were $2.57 billion, which is $60 million, or 2.4%, above total assets of $2.51 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2017. The increase reflects successful investment selection capturing market appreciation, offset by net redemptions in eight of the eleven Value Line Funds over the twelve month period ended October 31, 2018.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold.

Value Line Mutual Funds

	As of October 31,
($ in millions)	2018	2017	Change
Variable annuity assets ("GIAC")	$377	$407	-7.4%
All other open end equity and hybrid fund assets	2,090	1,983	5.4%
Total equity and hybrid funds	2,467	2,390	3.2%
Fixed income funds	107	120	-10.8%
Total EAM managed net assets	$2,574	$2,510	2.5%

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund.

As of October 31, 2018, five of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

Several of the Value Line Funds have received national recognition. The Value Line Mid-Cap Focused Fund, the Value Line Small Cap Opportunities Fund and the Value Line Capital Appreciation Fund have been named “Category Kings” in The Wall Street Journal in multiple months in calendar 2017 and 2018.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the six months ended October 31, 2018, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $8,290,000, 12b-1 fees and other fees of $3,431,000 and other income of $44,000 which included dividend, interest and licensing fees income. For the same period, total investment management fee waivers were $221,000 and 12b-1 fee waivers for four Value Line Funds were $334,000. During the six months ended October 31, 2018, EAM's net income was $1,184,000 after giving effect to Value Line’s non-voting revenues interest of $4,063,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of October 31, 2018, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and two funds have investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 81.2%, variable annuity funds issued by GIAC represent 14.6%, and fixed income fund assets represent 4.2%, respectively, of total fund assets under management (“AUM”) as of October 31, 2018. At October 31, 2018, equity, hybrid and GIAC variable annuities AUM increased by 3.2% and fixed income AUM decreased by 10.8% as compared to the prior fiscal year.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the second quarter of fiscal 2019 was 50.33%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2018	2017	Change	2018	2017	Change
Non-voting revenues interest	$2,095	$2,039	2.7%	$4,063	$4,017	1.1%
Non-voting profits interest	289	198	46.0%	592	356	66.3%
	$2,384	$2,237	6.6%	$4,655	$4,373	6.4%

Operating expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2018	2017	Change	2018	2017	Change
Advertising and promotion	$642	$827	-22.4%	$1,562	$1,622	-3.7%
Salaries and employee benefits	4,268	4,574	-6.7%	8,747	9,074	-3.6%
Production and distribution	1,268	1,403	-9.6%	2,583	2,798	-7.7%
Office and administration	1,113	1,377	-19.2%	2,100	2,436	-13.8%
Total expenses	$7,291	$8,181	-10.9%	$14,992	$15,930	-5.9%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $7,291,000 and $14,992,000, respectively, during the three and six months ended October 31, 2018 were 10.9% and 5.9%, respectively, below those during the three and six months ended October 31, 2017. The major decreases were in advertising expenses, salaries and employee benefits, professional fees and amortization of internally developed software during the three and six months ended October 31, 2018.

Advertising and promotion

During the three and six months ended October 31, 2018, advertising and promotion expenses of $642,000 and $1,562,000, respectively, decreased 22.4% and 3.7%, respectively, as compared to the prior fiscal year. During the six months ended October 31, 2018 a decrease in direct mail expenses was partially offset by an increase in media marketing expenses and institutional sales promotion.

Salaries and employee benefits

During the three and six months ended October 31, 2018 salaries and employee benefits of $4,268,000 and $8,747,000, respectively decreased 6.7% and 3.6%, respectively, below the prior fiscal year primarily due to decreases in salaries and employee benefits in the Information Technology department (“IT”).

Production and distribution

During the three and six months ended October 31, 2018 production and distribution expenses of $1,268,000 and $2,583,000, respectively, decreased 9.6% and 7.7%, respectively, below the prior fiscal year. During the six months ended October 31, 2018 a decrease of $246,000 was attributable to a decline in amortization of internally developed software costs related to digital security and publication production software.

Office and administration

During the three and six months ended October 31, 2018 office and administrative expenses of $1,113,000 and $2,100,000, respectively, decreased 19.2% and 13.8%, respectively, below the prior fiscal year. The decrease was primarily a result of a decline in professional fees during the six months ended October 31, 2018.

Income from Securities Transactions, net

During the six months ended October 31, 2018 and October 31, 2017, the Company’s income from securities transactions, net, primarily derived from dividend and interest income, was $237,000 and $187,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2018 and October 31, 2017, were $4,638,000 and $1,394,000, respectively. There were no sales, or gains or losses from sales of equity securities during the six months ended October 31, 2018 or October 31, 2017.

Concentration

During the six months ended October 31, 2018, 19.2% of total publishing revenues of $18,022,000 were derived from a single customer.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2018 and October 31, 2017 were 19.14% and 34.80%, respectively. The decline in the overall effective tax rate during the quarter ended October 31, 2018 is primarily a result of a decline in Federal Tax Rate and a decrease in the state and local allocation factors on the deferred tax on the unrealized gain from deconsolidation of EAM.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $3,297,000 as of October 31, 2018 and working capital of $1,690,000 as of April 30, 2018. These amounts include short term unearned revenue of $18,325,000 and $19,717,000 reflected in total current liabilities at October 31, 2018 and April 30, 2018, respectively. Cash and short term securities were $23,645,000 and $23,785,000 as of October 31, 2018 and April 30, 2018, respectively.

The Company’s cash and cash equivalents include $3,726,000 and $4,982,000 at October 31, 2018 and April 30, 2018, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Securities and Exchange Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $3,604,000 during the six months ended October 31, 2018 compared to cash inflows from operations of $3,169,000 during the six months ended October 31, 2017.  The increase in cash inflows from fiscal 2018 to fiscal 2019 was primarily attributable to the timing of payments for federal state and local income taxes, partially offset by the timing of prepaid expenses and a smaller decline in unearned prepaid revenues.

Cash from investing activities

The Company’s cash outflows from investing activities of $1,232,000 during the six months ended October 31, 2018, compared to cash outflows from investing activities of $1,720,000 during the six months ended October 31, 2017. During fiscal 2019, the Company continued to invest in fixed income securities. During the six months ended October 31, 2018, the Company invested $5,624,000 in fixed income securities and $6,000 in property and equipment as compared to $2,386,000 invested in fixed income securities and $393,000 in property and equipment in fiscal 2018.

Cash from financing activities

During the six months ended October 31, 2018, the Company’s cash outflows from financing activities were $3,728,000 and compared to cash outflows from financing activities of $3,646,000 during the six months ended October 31, 2017. Cash outflows for financing activities included $46,000 and $150,000 for the repurchase of 2,286 and 8,865 shares of the Company’s common stock under the September 19, 2012 board approved common stock repurchase program, during fiscal years 2019 and 2018, respectively. Quarterly dividend payments of $0.19 per share during the six months ended October 31, 2018 aggregated $3,682,000 as compared to $3,496,000 aggregated quarterly dividend payments of $0.18 per share during the six months ended October 31, 2017.

On October 19, 2018, the Board of Directors of Value Line declared a quarterly dividend of $0.19 per share. At October 31, 2018 there were 9,689,334 common shares outstanding as compared to 9,702,800 common shares outstanding at October 31, 2017. The Company expects financing activities to continue to include use of cash for dividend payments and common share repurchases for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of October 31, 2018, retained earnings and liquid assets were $47,626,000 and $23,645,000, respectively.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-15 in the first quarter of fiscal 2019. As a result, it has reclassified, within the Consolidated Condensed Statement of Cash Flows, $2.3 million and $2.1 million, for the six months ended October 31, 2018 and October 31, 2017, respectively, of EAM non-voting revenues interest and profits interest, from operating activities to investing activities.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of October 31, 2018 and April 30, 2018 the aggregate cost of fixed income securities classified as available-for-sale were $9,455,000 and $8,468,000, respectively, and fair value was $9,454,000 and $8,465,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after Hypothetical Change in Interest Rates (in thousands)

		(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of October 31, 2018
Investments in securities with fixed maturities	$9,454	$9,663	$9,594	$9,724	$9,691

As of April 30, 2018
Investments in securities with fixed maturities	$8,465	$8,668	$8,628	$8,688	$8,608

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

As of October 31, 2018 and April 30, 2018, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000 and the fair value was $9,606,000 and $9,379,000, respectively.

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of October 31, 2018	Equity Securities and ETFs held for dividend yield	$9,606	30% increase	$12,488	4.91%
			30% decrease	$6,724	-4.91%

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2018	Equity Securities and ETFs held for dividend yield	$9,379	30% increase	$12,193	5.11%
			30% decrease	$6,565	-5.11%

Item 4. CONTROLS AND PROCEDURES

(a)	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Purchases of Equity Securities by the Company

There were no repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended October 31, 2018.

All shares were repurchased pursuant to authorization of the Board of Directors. On October 19, 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $2,000,000.

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

Date:  December 12, 2018