Form 10-Q
period 2019-01-31
VALUE LINE INC
filed 2019-03-13
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                      Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2019

Common stock, $0.10 par value	9,671,001 shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	January 31,	April 30,
	2019	2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $3,304 and $4,982, respectively)	$4,364	$5,941
Securities available-for-sale	19,269	17,844
Accounts receivable, net of allowance for doubtful accounts of $20 and $14, respectively	3,002	1,049
Prepaid and refundable income taxes	226	457
Prepaid expenses and other current assets	1,175	1,270
Total current assets	28,036	26,561

Long term assets:
Investment in EAM Trust	58,358	58,233
Restricted money market investment	469	469
Property and equipment, net	1,197	1,371
Capitalized software and other intangible assets, net	145	154
Total long term assets	60,169	60,227

Total assets	$88,205	$86,788

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,523	$1,926
Accrued salaries	1,080	1,387
Dividends payable	1,839	1,841
Unearned revenue	18,887	19,717
Total current liabilities	23,329	24,871

Long term liabilities:
Unearned revenue	5,012	5,808
Deferred charges	787	854
Deferred income taxes	12,186	11,714
Total long term liabilities	17,985	18,376
Total liabilities	41,314	43,247

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	48,238	44,902
Treasury stock, at cost (324,104 and 308,380 shares, respectively)	(4,466)	(4,135)
Accumulated other comprehensive income, net of tax	1,128	783
Total shareholders' equity	46,891	43,541

Total liabilities and shareholders' equity	$88,205	$86,788

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenues:
Investment periodicals and related publications	$7,201	$7,391	$21,755	$22,257
Copyright fees	1,851	1,703	5,319	4,740
Total publishing revenues	9,052	9,094	27,074	26,997

Expenses:
Advertising and promotion	893	1,096	2,455	2,718
Salaries and employee benefits	4,417	4,739	13,164	13,813
Production and distribution	1,226	1,524	3,809	4,322
Office and administration	1,103	948	3,203	3,384
Total expenses	7,639	8,307	22,631	24,237
Income from operations	1,413	787	4,443	2,760

Revenues and profits interests in EAM Trust	2,210	2,284	6,865	6,657
Income from securities transactions, net	140	258	377	445
Income before income taxes	3,763	3,329	11,685	9,862
Income tax provision	1,312	(5,667)	2,828	(3,421)
Net income	$2,451	$8,996	$8,857	$13,283

Earnings per share, basic & fully diluted	$0.25	$0.93	$0.91	$1.37

Weighted average number of common shares	9,687,252	9,700,896	9,688,681	9,705,347

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Net income	$2,451	$8,996	$8,857	$13,283

Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes	164	496	345	753
Other comprehensive income	164	496	345	753
Comprehensive income	$2,615	$9,492	$9,202	$14,036

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	January 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,857	$13,283

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287	815
Realized gain on sale of equity securities	-	(152)
Deferred income taxes	377	(6,405)
Deferred rent	(67)	444
Other, net	(45)	(45)
Changes in operating assets and liabilities:
Unearned revenue	(1,626)	(1,547)
Accounts payable & accrued expenses	(403)	13
Accrued salaries	(307)	95
Accrued taxes on income	1	(211)
Prepaid and refundable income taxes	231	(486)
Prepaid expenses and other current assets	95	406
Accounts receivable	(1,953)	(1,785)
Total adjustments	(3,410)	(8,858)
Net cash provided by operating activities	5,447	4,425

Cash flows from investing activities:
Purchases of fixed income securities classified as available-for-sale	(5,624)	(2,636)
Proceeds from sales of fixed income securities classified as available-for-sale	4,638	1,634
Proceeds from sales of equity securities classified as available-for-sale	-	152
Non-voting revenues interest in EAM Trust	(6,060)	(6,074)
Non-voting profits interest in EAM Trust	(805)	(583)
Distributions received from EAM Trust	6,785	6,575
Acquisition of property and equipment	(6)	(398)
Expenditures for capitalized software	(98)	-
Net cash used in investing activities	(1,170)	(1,330)

Cash flows from financing activities:
Purchase of treasury stock at cost	(331)	(191)
Dividends paid	(5,523)	(5,243)
Net cash used in financing activities	(5,854)	(5,434)
Net decrease in cash and cash equivalents	(1,577)	(2,339)
Cash, cash equivalents and restricted cash at beginning of period	6,410	7,026
Cash, cash equivalents and restricted cash at end of period	$4,833	$4,687

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Nine Months Ended January 31, 2019
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Total
Balance at April 30, 2018	10,000,000	$1,000	$991	(308,380)	$(4,135)	$44,902	$783	$43,541

Net income						8,857		8,857
Change in unrealized gains on securities, net of taxes							345	345
Purchase of treasury stock				(15,724)	(331)			(331)
Dividends declared						(5,521)		(5,521)
Balance at January 31, 2019	10,000,000	$1,000	$991	(324,104)	$(4,466)	$48,238	$1,128	$46,891

Dividends declared per share were $0.19 for each of the three months ending July 31, 2018, October 31, 2018 and January 31, 2019.

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
January 31, 2019
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

The Consolidated Condensed Balance Sheets as of January 31, 2019 and April 30, 2018, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the SEC on July 26, 2018    (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
January 31, 2019
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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments     (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-15 in the first quarter of fiscal 2019.  As a result, it has reclassified, within the Consolidated Condensed Statement of Cash Flows, $6.9 million and $6.7 million, for the nine months ended January 31, 2019 and January 31, 2018, respectively, of EAM non-voting revenues interest and profits interest, from operating activities to investing activities.

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

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms mailing items by common carrier into a state where it had no physical presence from having to collect sales tax in such state.  The Company is complying with pertinent state laws and is continuing to evaluate the impact of the 2018 ruling (South Dakota vs. Wayfair) on its operations.

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
January 31, 2019
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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,304	$-	$-	$3,304
Securities available-for-sale	19,269	-	-	19,269
	$22,573	$-	$-	$22,573

	As of April 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,982	$-	$-	$4,982
Securities available-for-sale	17,844	-	-	17,844
	$22,826	$-	$-	$22,826

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2019 and April 30, 2018, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of January 31, 2019, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2019 and April 30, 2018, cash equivalents included $3,304,000 and $4,982,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2019
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

As of January 31, 2019 and April 30, 2018, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL)  was $8,385,000, and the fair value was $9,783,000 and $9,379,000, respectively.

There were no sales or proceeds from sales of equity securities during the nine months ended January 31, 2019.  Proceeds from equity securities classified as available-for-sale were $152,000 during the nine months ended January 31, 2018.  The increase in gross unrealized gains on equity securities classified as available-for-sale of $404,000, net of deferred  taxes of $85,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at January 31, 2019. The increase in gross unrealized gains on equity securities classified as available-for-sale of $829,000, net of deferred  taxes of $73,000 was included in Shareholders' Equity at January 31, 2018.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements.  Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed.  As of January 31, 2019 and April 30, 2018, accumulated other comprehensive income included unrealized  gains of $1,398,000 and $994,000, net of deferred taxes of $294,000 and $209,000, respectively.

The carrying value and fair value of securities available-for-sale at January 31, 2019 were as follows:

		Gross Unrealized	Gross Unrealized
($ in thousands)	Cost	Holding Gains	Holding Losses	Fair Value
ETFs - equities	$8,385	$1,399	$(1)	$9,783

The carrying value and fair value of securities available-for-sale at April 30, 2018 were as follows:

		Gross Unrealized	Gross Unrealized
($ in thousands)	Cost	Holding Gains	Holding Losses	Fair Value
ETFs - equities	$8,385	$994	$-	$9,379

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state, and local governments within the United States. The aggregate cost and fair value at January 31, 2019 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$6,205	$30	$(1)	$6,234
Due 1 year through 5 years	3,250	3	(1)	3,252
Total investment in government debt securities	$9,455	$33	$(2)	$9,486

The aggregate cost and fair value at April 30, 2018 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$7,868	$10	$(12)	$7,866
Due 1 year through 5 years	600	-	(1)	599
Total investment in government debt securities	$8,468	$10	$(13)	$8,465

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2019
(Unaudited)

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2019 and January 31, 2018, were $4,638,000 and $1,634,000, respectively.  The increase in gross unrealized gains of $34,000 on fixed income securities classified as available-for-sale net of deferred income tax of $7,000, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of January 31, 2019.  The increase in gross unrealized  losses of $2,000 on fixed income securities classified as available-for-sale net of deferred income tax of $240, was included in Shareholders' Equity at January 31, 2018.  As of January 31, 2019 accumulated other comprehensive income included unrealized  gains of $31,000, net of deferred tax of $7,000.  As of April 30, 2018, accumulated other comprehensive income included unrealized  losses of $3,000, net of deferred tax benefits of $600.

The average yield on the Government debt securities classified as available-for-sale at January 31, 2019 and April 30, 2018 was 2.28% and 1.24%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2019	2018	2019	2018
Dividend income	$71	$66	$200	$170
Interest income	55	25	139	75
Capital gain distributions	-	152	-	152
Other	14	15	38	48
Total income from securities transactions, net	$140	$258	$377	$445

Investment in Unconsolidated Entities:
Equity Method Investment:

As of January 31, 2019 and April 30, 2018, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $58,358,000 and $58,233,000, respectively.

The value of VLI’s investment in EAM at January 31, 2019 and April 30, 2018 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2019	2018	2019	2018
Investment management fees earned from the Value Line Funds, net of fee waivers	$3,987	$4,070	$12,277	$12,096
12b-1 fees and other fees, net of fee waivers	$1,625	$1,676	$5,056	$4,844
Other income	$109	$52	$153	$156
Investment management fee waivers	$108	$131	$329	$392
12b-1 fee waivers	$149	$169	$483	$583
Value Line’s non-voting revenues interest	$1,997	$2,057	$6,060	$6,074
EAM's net income (1)	$426	$454	$1,610	$1,166

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2019
(Unaudited)

	January 31,	April 30,
($ in thousands)	2019	2018
	(unaudited)
EAM's total assets	$60,359	$60,203
EAM's total liabilities (1)	(3,304)	(3,128)
EAM's total equity	$57,055	$57,075

(1) At January 31, 2019 and April 30, 2018, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $2,188,000 and $2,113,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2019 (unaudited)	$60,359	$58,358	$-	$58,358
As of April 30, 2018	$60,203	$58,233	$-	$58,233

(1) Reported within Long-Term Assets on the Consolidated Condensed Balance Sheets.

Note 4 - Supplementary Cash Flows Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Condensed Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Condensed Statement of Cash Flows.

	Nine Months Ended January 31,
($ in thousands)	2019	2018
Cash and cash equivalents	$4,364	$4,218
Restricted cash	469	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$4,833	$4,687

Income Tax Payments:
The Company made income tax payments as follows:

	Nine Months Ended January 31,
($ in thousands)	2019	2018
State and local income tax payments	$230	$232
Federal income tax payments to the Parent	$2,050	$3,450

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2019
(Unaudited)

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the nine months ended January 31, 2019 and January 31, 2018, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $398,000 and $345,000, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2019 and January 31, 2018, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2019 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$438	$(93)	$345
	$438	$(93)	$345

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2018 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$978	$(105)	$873
Less: Gains realized in net income	$(152)	$32	$(120)
	$826	$(73)	$753

Note 7 - Related Party Transactions:

Investment Management (overview):

The Company has substantial non-voting revenues and non-voting profits interests in EAM, the asset manager to the Value Line Mutual Funds.  Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will receive non-voting revenues and non-voting profits interests, as discussed below.

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2019, were $2.68 billion, 2.5% above total assets of $2.61 billion in the Value Line Funds managed and/or distributed  by EAM at January 31, 2018.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the third quarter of fiscal 2019 was 50.33%.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2019	2018	2019	2018
Non-voting revenues interest in EAM	$1,997	$2,057	$6,060	$6,074
Non-voting profits interest in EAM	213	227	805	583
	$2,210	$2,284	$6,865	$6,657

At January 31, 2019, the Company's investment in EAM includes a receivable of $2,188,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That sum was subsequently paid.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2019
(Unaudited)

Transactions with Parent:

During the nine months ended January 31, 2019 and January 31, 2018, the Company was reimbursed $256,000 and $242,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2019 and April 30, 2018.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  The Company made federal tax payments of $2,050,000 and  $3,450,000 to the Parent during the nine months ended January 31, 2019 and January 31, 2018, respectively.

As of January 31, 2019, the Parent owned 89.23% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2019	2018	2019	2018
Current tax expense:
Federal	$513	$222	$2,118	$2,681
State and local	173	55	333	303
Current tax expense	686	277	2,451	2,984
Deferred tax expense (benefit):
Federal	429	(6,014)	434	(6,326)
State and local	197	70	(57)	(79)
Deferred tax expense (benefit):	626	(5,944)	377	(6,405)
Income tax provision	$1,312	$(5,667)	$2,828	$(3,421)

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the "Tax Act") was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense for the nine months ended January 31, 2019 using the Federal Tax Rate of 21%, and computed its income tax expense for the nine months ended January 31, 2018 using a blended Federal Income tax rate of 30.33%.  The 21% Federal Tax Rate applies to the full fiscal year ending April 30, 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2019 and January 31, 2018 were 24.20% and (34.69%), respectively.  The overall effective tax rate during the nine months ended January 31, 2019 is primarily a result of the reduced Federal Tax Rate and a decrease in the state and local allocation factors on the deferred tax related to the unrealized gain from the deconsolidation of EAM.  As mentioned above, in fiscal 2018  the U.S. statutory federal corporate income tax rate was reduced from 35% to 21%, which resulted in a tax benefit of 65.87% of pre-tax income for the nine months ended January 31, 2018, primarily attributable to the effect on the long-term deferred tax liability.  The Company re-calculates its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act and allocates it directly to both current and deferred income tax expenses from continuing operations.  In addition, due to evolving state tax legislation, the Company's state and local effective income tax rate, net of Federal income tax benefit, increased from 1.27% of pretax income for the nine months ended January 31, 2018, to 3.45% of pretax income for the nine months ended January 31, 2019.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2019	2018
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,667	$10,658
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	135	119
Unrealized loss (gain) on securities held for sale	300	208
Deferred charges	(338)	(331)
Other	550	210
Total federal tax liability	10,942	10,492

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,052	1,299
Deferred non-cash post-employment compensation	(37)	(45)
Depreciation and amortization	13	15
Other	216	(47)
Total state and local tax liabilities	1,244	1,222
Deferred tax liability, long-term	$12,186	$11,714

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
January 31, 2019
(Unaudited)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2019	2018
U.S. statutory federal tax rate	21.00%	30.33%
Increase (decrease) in tax rate from:
Effect on deferred tax liabilities from federal tax rate reduction to 21%	-	-65.87%
State and local income taxes, net of federal income tax benefit	3.45%	1.27%
Effect of dividends received deductions	-0.25%	-0.47%
Domestic production tax credit	-	-0.13%
Other, net	-	0.18%
Effective income tax rate	24.20%	-34.69%

The Company believes that, as of January 31, 2019, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	January 31,	April 30,
($ in thousands)	2019	2018

Building and leasehold improvements	$1,013	$1,013
Furniture and equipment	4,037	4,031
	5,050	5,044
Accumulated depreciation and amortization	(3,853)	(3,673)
Total property and equipment, net	$1,197	$1,371

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

During  the nine months ended January 31, 2019 the Company capitalized $98,000 of third party programmers' costs related to the development of software for internal use.  Such costs are capitalized and amortized over the expected useful life of the asset which is 3 to 5 years.  Total amortization expenses during the nine months ended January 31, 2019 and January 31, 2018, were $107,000 and $610,000, respectively.  The Company  did not incur and did not capitalize expenditures related to the development of software for internal use during the nine months ended January 31, 2018.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2019
(Unaudited)

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2018 (1)	308,380	$4,135	$13.41	$255
Purchases effected in open market during the quarters ended (2):

July 31, 2018	2,286	46	20.26	209
October 31, 2018	-	-	-	-
January 31, 2019	13,438	285	21.20	1,715
Balance as of January 31, 2019 (2) (3)	324,104	$4,466	$13.78	$1,715

(1) Includes 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program which was authorized in January 2011 and expired in January 2012;  18,400 shares were acquired prior to January 2011.

(2) Includes 207,047 shares with a total average cost of $2,792,000 that were acquired during the $3 million repurchase program which was authorized in September 2012 and expired in October 2018.

(3) On October 19, 2018, the Company's Board of Directors authorized the repurchases up to $2,000,000 of shares of the Company’s common stock  of which 13,438 shares with a total average cost of $285,000 were purchased through January 31, 2019.

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
$12,833

For the nine months ended January 31, 2019 and 2018, rental expenses were $955,000 and $931,000, respectively.

Note 13 - Copyright Fees:

During the nine months ended January 31, 2019, copyright fees of $5,319,000 were 12.2% above fiscal 2018.  At January 31, 2019, total third party sponsored assets were $4.9 billion, as compared to $4.4 billion in assets at January 31, 2018.

Note 14 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2019, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.

Note 15 - Concentration:

During the nine months ended January 31, 2019, 19.6% of total publishing revenues of $27,074,000 were derived from a single customer.

Note 16 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2019 and January 31, 2018, the Company had $2,650,000 and $1,933,000, respectively, in excess of the FDIC insured limit.

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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2019; and other risks and uncertainties arising from time to time.

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

The Company’s target audiences within the investment research field are individual investors, colleges, libraries, and investment management professionals. Individuals come to Value Line for complete research in one package. Institutional customers consist of corporations, financial professionals, colleges, and municipal libraries. Libraries and universities offer the Company’s detailed research to their patrons and students. Investment management professionals use the research and historical information in their day-to-day businesses. The Company has a dedicated department that solicits institutional subscriptions.

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

Asset Management and Mutual Fund Distribution Businesses

The business of EAM is managed by its trustees each owning 20% of the voting profits interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.

Pursuant to the EAM Declaration of Trust, the Company granted EAM the right to use the Value Line name for all existing Value Line Funds and agreed to supply the Value Line proprietary Ranking System information to EAM without charge or expense.

Business Environment

The economic upturn, long an understated affair, took off during the spring and summer of 2018, with impressive back-to-back increases in the nation's gross domestic product of 4.2% and 3.4%, respectively. This mid-year strength, which was fueled largely by healthy contributions from consumer spending, private inventory investment, nonresidential fixed investment, and increased federal, state, and local government spending, decelerated somewhat down the home stretch last year. The economy's late-year advance was held in check by moderating strength in private inventory investment and consumer spending. A decline in residential fixed investment additionally held back fourth-quarter growth. All told, the closing-quarter rise in GDP was a modest, but respectable, 2.6%. We project for calendar 2019 overall growth of 2.4%.

On balance, we would expect this long-running upturn to be sustained into the close of this decade and through the first years of the upcoming 10-year cycle. Of course, few expansions go on without interruption, and this one figures to be no exception. So, although we do not see a recession evolving for another year or longer, given the absence of excesses on the demand or inflation fronts, there are risks to our forecast that should not be overlooked. Key among these on the domestic side would be the failure of needed fiscal initiatives to be passed by a House and Senate that are now in divided hands, or any miscalculation by the Federal Reserve. Globally, the risks would include the failure to hammer out a viable and sustainable trade deal with China or the unfolding of a more extensive business slowdown in Europe or Asia (including China) than we now envision.

Looking at the investment situation, it was a combination of these negative factors that brought about a downward correction in the stock market late last year. That selloff, which shook investor confidence for a brief spell, as several of the key equity indexes approached bear-market territory, has been reversed since then on hopes for a trade deal with China and expectations that the Federal Reserve, sensing a slower pace of economic growth at home, will seek to stabilize interest rates in the coming months.

Results of Operations for the Three and Nine Months Ended January 31, 2019 and January 31, 2018

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2019	2018	Change	2019	2018	Change
Income from operations	$1,413	$787	79.5%	$4,443	$2,760	61.0%
Non-voting revenues and non-voting profits interests from EAM Trust	2,210	2,284	-3.2%	6,865	6,657	3.1%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$3,623	$3,071	18.0%	$11,308	$9,417	20.1%
Operating expenses	$7,639	$8,307	-8.0%	$22,631	$24,237	-6.6%
Income from securities transactions, net	$140	$258	-45.7%	$377	$445	-15.3%
Income before income taxes	$3,763	$3,329	13.0%	$11,685	$9,862	18.5%
Net income	$2,451	$8,996	-72.8%	$8,857	$13,283	-33.3%
Earnings per share	$0.25	$0.93	-73.1%	$0.91	$1.37	-33.6%

Income from operations of $1,413,000 during the three months ended January 31, 2019 was 79.5% above income from operations of $787,000 during the third quarter of fiscal 2018. Income from operations of $4,443,000 during the nine months ended January 31, 2019 was 61.0% above income from operations of $2,760,000 in the corresponding period of fiscal 2018. During the nine months ended January 31, 2019 there were 9,688,681 average common shares outstanding as compared to 9,705,347 average common shares outstanding during the nine months ended January 31, 2018. During the three and nine months ended January 31, 2019 operating expenses were kept under control and decreased $668,000 and $1,606,000, respectively, below those during the three and nine months ended January 31, 2018. During the three months ended January 31, 2019, the Company’s net income of $2,451,000, or $0.25 per share, was $6,545,000 or 72.8% below net income of $8,996,000, or $0.93 per share, for the three months ended January 31, 2018. During the nine months ended January 31, 2019, the Company’s net income of $8,857,000, or $0.91 per share, was $4,426,000 or 33.3% below net income of $13,283,000, or $1.37 per share, for the nine months ended January 31, 2018. The largest factor in the decrease in net income during the three and nine months ended January 31, 2019 compared to the prior fiscal year was the January 1, 2018 reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% resulting in a one-time tax benefit of 65.87% of pre-tax income for the three and nine months ended January 31, 2018.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2019	2018	Change	2019	2018	Change
Investment periodicals and related publications:
Print	$3,304	$3,479	-5.0%	$10,076	$10,405	-3.2%
Digital	3,897	3,912	-0.4%	11,679	11,852	-1.5%
Total investment periodicals and related publications	7,201	7,391	-2.6%	21,755	22,257	-2.3%
Copyright fees	1,851	1,703	8.7%	5,319	4,740	12.2%
Total publishing revenues	$9,052	$9,094	-0.5%	$27,074	$26,997	0.3%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

  Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2019		2018		2019		2018
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	11.5%	14.8%	15.3%	14.2%	14.4%	13.8%	16.1%	15.2%
Conversion and Renewal Sales	88.5%	85.2%	84.7%	85.8%	85.6%	86.2%	83.9%	84.8%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the nine months ended January 31, 2019 conversion and renewal sales of print and digital publications increased as a percent of the total gross print and digital sales versus the prior fiscal year partly as a result of a successful Advance Renewal campaign executed in November 2018 which brought in 1,130 orders and generated $727,000 in gross sales.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2019	2018	2018	Jan-19 vs. Apr-18	Jan-19 vs. Jan-18
Unearned subscription revenue (current and long term liabilities)	$23,899	$25,525	$24,112	-6.4%	-0.9%

Unearned subscription revenue as of January 31, 2019 is less than 1% below January 31, 2018 and is 6.4% below April 30, 2018. The decline from April 30, 2018, reflects both the timing of advertising for order generation and the fact that April 30th is the usual annual peak. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $21,755,000 decreased 2.3%, during the nine months ended January 31, 2019, as compared to the prior fiscal year. The Company continued activity to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at January 31, 2019 was 1.1% below total product line circulation at January 31, 2018.

Total print circulation at January 31, 2019 was comparable to the total print circulation at January 31, 2018. Print publication revenues of $10,076,000 decreased 3.2% during the nine months ended January 31, 2019 as compared to the prior fiscal year. Total digital circulation at January 31, 2019 was 1.6% below total digital circulation at January 31, 2018 and digital publications revenues of $11,679,000 during the nine months ended January 31, 2019 were 1.5% below the prior fiscal year, as higher-priced subscriptions were generally retained.

The Value Line proprietary Ranking System results (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. For the six month period ended January 31, 2019, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 9.8% compared to the Russell 2000 index’s decrease of 10.3% during the comparable period.

Value Line serves primarily individual and professional investors in stocks, who pay generally on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research including periods of intensive promotion of “starter” services and publications.

Copyright fees

During the three and nine months ended January 31, 2019, copyright fees of $1,851,000 and $5,319,000 were 8.7% and 12.2%, respectively, above those during the corresponding periods in the prior fiscal year. At January 31, 2019, total third party sponsored assets were $4.9 billion, as compared to $4.4 billion in assets at January 31, 2018. The largest of the individual ETFs active under Value Line’s copyright program has again earned a five star Morningstar rating for five and ten year periods.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2019, were $2.68 billion, which is $70 million, or 2.5%, above total assets of $2.61 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2018. The increase reflects successful investment selection capturing market appreciation, offset by net redemptions in seven of the eleven Value Line Funds over the twelve month period ended January 31, 2019.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”); new contracts of this type are no longer sold.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2019	2018	Change
Variable annuity assets ("GIAC")	$380	$418	-9.1%
All other open end equity and hybrid fund assets	2,191	2,078	5.4%
Total equity and hybrid funds	2,571	2,496	3.0%
Fixed income funds	107	116	-7.8%
Total EAM managed net assets	$2,678	$2,612	2.5%

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund.

As of January 31, 2019, all six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

Several of the Value Line Funds have received national recognition. The Value Line Asset Allocation Fund had the best performance for 2018 of any allocation fund in Morningstar’s allocation categories. The Value Line Mid-Cap Focused Fund, the Value Line Small Cap Opportunities Fund and the Value Line Capital Appreciation Fund have been named “Category Kings” in The Wall Street Journal in multiple months in calendar 2017 and 2018.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the nine months ended January 31, 2019, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $12,277,000, 12b-1 fees and other fees of $5,056,000 and other income of $153,000. For the same period, total investment management fee waivers were $329,000 and 12b-1 fee waivers for three Value Line Funds were $483,000. During the nine months ended January 31, 2019, EAM's net income was $1,610,000 after giving effect to Value Line’s non-voting revenues interest of $6,060,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The overall results of EAM’s investment management operations during the nine months ended January 31, 2018, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $12,096,000, 12b-1 fees and other fees of $4,844,000 and other income of $156,000. For the same period, total investment management fee waivers were $392,000 and 12b-1 fee waivers for three Value Line Funds were $583,000. During the nine months ended January 31, 2018, EAM's net income was $1,166,000 after giving effect to Value Line’s non-voting revenues interest of $6,074,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of January 31, 2019, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and two funds have investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attract new assets.

The Value Line equity and hybrid funds assets represent 81.8%, variable annuity funds issued by GIAC represent 14.2%, and fixed income fund assets represent 4.0%, respectively, of total fund assets under management (“AUM”) as of January 31, 2019. At January 31, 2019, equity, hybrid and GIAC variable annuities AUM increased by 3.0% and fixed income AUM decreased by 7.8% as compared to the prior fiscal year.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the third quarter of fiscal 2019 was 50.33%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2019	2018	Change	2019	2018	Change
Non-voting revenues interest	$1,997	$2,057	-2.9%	$6,060	$6,074	-0.2%
Non-voting profits interest	213	227	-6.2%	805	583	38.1%
	$2,210	$2,284	-3.2%	$6,865	$6,657	3.1%

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2019	2018	Change	2019	2018	Change
Advertising and promotion	$893	$1,096	-18.5%	$2,455	$2,718	-9.7%
Salaries and employee benefits	4,417	4,739	-6.8%	13,164	13,813	-4.7%
Production and distribution	1,226	1,524	-19.6%	3,809	4,322	-11.9%
Office and administration	1,103	948	16.4%	3,203	3,384	-5.3%
Total expenses	$7,639	$8,307	-8.0%	$22,631	$24,237	-6.6%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $7,639,000 and $22,631,000, respectively, during the three and nine months ended January 31, 2019 were 8.0% and 6.6%, respectively, below those during the three and nine months ended January 31, 2018. The major decreases were in advertising expenses, salaries and employee benefits and amortization of internally developed software during the three and nine months ended January 31, 2019.

Advertising and promotion

During the three and nine months ended January 31, 2019, advertising and promotion expenses of $893,000 and $2,455,000, respectively, decreased 18.5% and 9.7%, respectively, as compared to the prior fiscal year. During the nine months ended January 31, 2019 a decrease in direct mail expenses was partially offset by an increase in media marketing expenses and institutional sales promotion.

Salaries and employee benefits

During the three and nine months ended January 31, 2019 salaries and employee benefits of $4,417,000 and $13,164,000, respectively decreased 6.8% and 4.7%, respectively, below the prior fiscal year primarily due to decreases in salaries and employee benefits in the Information Technology department (“IT”), reflecting completion of certain initiatives.

Production and distribution

During the three and nine months ended January 31, 2019 production and distribution expenses of $1,226,000 and $3,809,000, respectively, decreased 19.6% and 11.9%, respectively, below the prior fiscal year. During the nine months ended January 31, 2019 a decrease of $503,000 was attributable to a decline in amortization of internally developed software costs related to digital security and publication production software.

Office and administration

During the nine months ended January 31, 2019 office and administrative expenses of $3,203,000 decreased 5.3% below the prior fiscal year. The decrease during the nine months ended January 31, 2019 was primarily a result of a decline in professional fees and moving expenses related to the NYC office location in the prior fiscal year.

Income from Securities Transactions, net

During the nine months ended January 31, 2019 and January 31, 2018, the Company’s income from securities transactions, net, primarily derived from dividend and interest income, was $377,000 and $445,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2019 and January 31, 2018, were $4,638,000 and $1,634,000, respectively. There were no sales, or gains or losses from sales of equity securities during the nine months ended January 31, 2019 or January 31, 2018. Proceeds from equity securities classified as available-for-sale were $152,000 during the nine months ended January 31, 2018. In fiscal 2018 income from securities transactions, net, included capital gain distribution from ETFs of $152,000. There was no capital gain distribution from ETFs in fiscal 2019.

Concentration

During the nine months ended January 31, 2019, 19.6% of total publishing revenues of $27,074,000 were derived from a single customer.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2019 and January 31, 2018 were 24.20% and (34.69%), respectively. The overall effective tax rate during the nine months ended January 31, 2019 is primarily a result of the reduced Federal Tax Rate and a decrease in the state and local allocation factors on the deferred tax related to the unrealized gain from the deconsolidation of EAM. As mentioned above, in fiscal 2018 the U.S. statutory federal corporate income tax rate was reduced from 35% to 21%, which resulted in a tax benefit of 65.87% of pre-tax income for the nine months ended January 31, 2018, primarily attributable to the effect on the long-term deferred tax liability. The Company re-calculates its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act and allocates it directly to both current and deferred income tax expenses from continuing operations. In addition, due to evolving state tax legislation, the Company's state and local effective income tax rate, net of Federal income tax benefit, increased from 1.27% of pretax income for the nine months ended January 31, 2018, to 3.45% of pretax income for the nine months ended January 31, 2019.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $4,707,000 as of January 31, 2019 and working capital of $1,690,000 as of April 30, 2018. These amounts include short term unearned revenue of $18,887,000 and $19,717,000 reflected in total current liabilities at January 31, 2019 and April 30, 2018, respectively. Cash and short term securities were $23,633,000 and $23,785,000 as of January 31, 2019 and April 30, 2018, respectively.

The Company’s cash and cash equivalents include $3,304,000 and $4,982,000 at January 31, 2019 and April 30, 2018, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Securities and Exchange Act and invest primarily in short term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $5,447,000 during the nine months ended January 31, 2019 compared to cash inflows from operations of $4,425,000 during the nine months ended January 31, 2018.  The increase in cash inflows from fiscal 2018 to fiscal 2019 was primarily attributable to the timing of payments for federal, state and local income taxes, partially offset by the timing of accounts payable and accrued expenses.

Cash from investing activities

The Company’s cash outflows attributable to investing activities of $1,170,000 during the nine months ended January 31, 2019, compared to cash outflows attributable to investing activities of $1,330,000 during the nine months ended January 31, 2018. During fiscal 2019, the Company continued to invest in fixed income securities. During the nine months ended January 31, 2019, the Company invested $5,624,000 in fixed income securities and received $4,638,000 of proceeds from maturities of fixed income securities and invested $105,000 in property and equipment and capitalized software as compared to $2,636,000 invested in fixed income securities with $1,634,000 of proceeds received from maturities of fixed income securities and $398,000 invested in property and equipment and capitalized software in fiscal 2018. In fiscal 2018 cash flow from investing activities included proceeds from capital gain distributions from ETFs of $152,000. There were no capital gain distributions from ETFs in fiscal 2019.

Cash from financing activities

During the nine months ended January 31, 2019, the Company’s cash outflows attributable to financing activities were $5,854,000 and compared to cash outflows attributable to financing activities of $5,434,000 during the nine months ended January 31, 2018.

On October 19, 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $2,000,000.

During fiscal years 2019 and 2018 cash outflows from financing activities included $331,000 and $191,000, respectively, for the repurchase of 15,724 and 11,150 shares of the Company’s common stock under the September 19, 2012 and October 19, 2018 board approved common stock repurchase programs. Quarterly dividend payments of $0.19 per share during the nine months ended January 31, 2019 aggregated $5,523,000 as compared to $5,243,000 aggregated quarterly dividend payments of $0.18 per share during the nine months ended January 31, 2018.

On January 18, 2019, the Board of Directors of Value Line declared a quarterly dividend of $0.19 per share. At January 31, 2019 there were 9,675,896 common shares outstanding as compared to 9,700,515 common shares outstanding at January 31, 2018. The Company expects financing activities to continue to include use of cash for dividend payments and common share repurchases for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2019, retained earnings and liquid assets were $48,238,000 and $23,633,000, respectively.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-15 in the first quarter of fiscal 2019. As a result, it has reclassified, within the Consolidated Condensed Statement of Cash Flows, $6.9 million and $6.7 million, for the nine months ended January 31, 2019 and January 31, 2018, respectively, of EAM non-voting revenues interest and profits interest, from operating activities to investing activities.

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

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms mailing items by common carrier into a state where it had no physical presence from having to collect sales tax in such state. The Company is complying with pertinent state laws and is continuing to evaluate the impact of the 2018 ruling (South Dakota vs. Wayfair) on its operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures

The Company’s Consolidated Condensed Balance Sheet includes a substantial amount of assets the fair values of which are subject to market risks. The Company’s market risks are primarily associated with interest rates and equity price risk. The following sections address the significant market risks associated with the Company’s investment activities.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of January 31, 2019 and April 30, 2018 the aggregate cost of fixed income securities classified as available-for-sale were $9,455,000 and $8,468,000, respectively, and fair value was $9,486,000 and $8,465,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)

	(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of January 31, 2019
Investments in securities with fixed maturities	$9,486	$9,599	$9,611	$9,769	$9,699

As of April 30, 2018
Investments in securities with fixed maturities	$8,465	$8,668	$8,628	$8,688	$8,608

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

As of January 31, 2019 and April 30, 2018, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL) and Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) was $8,385,000 and the fair value was $9,783,000 and $9,379,000, respectively.

Equity Securities					Hypothetical Percentage
				Estimated Fair Value after	Increase (Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Hypothetical Change in Prices	Shareholders’ Equity
As of January 31, 2019	Equity Securities and ETFs held for dividend yield	$9,783	30% increase	$12,718	4.94%
			30% decrease	$6,848	-4.94%

Equity Securities					Hypothetical Percentage
				Estimated Fair Value after	Increase (Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Hypothetical Change in Prices	Shareholders’ Equity
As of April 30, 2018	Equity Securities and ETFs held for dividend yield	$9,379	30% increase	$12,193	5.11%
			30% decrease	$6,565	-5.11%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2019. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2018	-	$-	-	$2,000,000

December 1 - 31, 2018	1,766	21.92	1,766	1,961,000

January 1 - 31, 2019	11,672	21.09	11,672	1,715,000
Total	13,438	$21.20	13,438	$1,715,000

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

Date: March 13, 2019