Form 10-K
period 2019-04-30
VALUE LINE INC
filed 2019-07-26
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission file number: 0-11306

VALUE LINE, INC.

(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176-0001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 907-1500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value	VALU	The NASDAQ Capital Market
(Title of class)	(Trading symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                      [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                   [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

       Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).            [X] Yes [  ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

                                                                                                                                                                                                                                                             [  ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes [X] No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2018 was $26,653,925.

There were 9,659,704 shares of the registrant’s Common Stock outstanding at June 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2019 Annual Meeting of Shareholders, to be held on

October 7, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

●	fluctuations in EAM’s and third party copyright assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
●	the valuation of EAM’s intangible assets from time to time;
●	generating future revenues or collection of receivables from significant customers;
●	dependence on key personnel;
●	competition in the fields of publishing, copyright and investment management;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	terrorist attacks, cyber attacks and natural disasters;
●	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” herein; and other risks and uncertainties arising from time to time.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2019, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2019” are to the twelve month period from May 1, 2018 to April 30, 2019;

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

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2019, owns 89.34% of the outstanding shares of the common stock of the Company.

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

The Value Line Investment Survey - Small and Mid-Cap

The Value Line Investment Survey - Small and Mid-Cap is an investment research product introduced in 1995 that provides short descriptions of and extensive data for approximately 1,700 small and medium-capitalization stocks, many listed on The NASDAQ Exchange, beyond the approximately 1,700 equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey. Like The Value Line Investment Survey, the Small and Mid-Cap has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures and two model portfolios. The "Ratings and Reports" section, providing updated reports on around 130 equity securities each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey. One unique feature of the Small and Mid-Cap is The Performance Ranking System, which incorporates many of the elements of the Value Line Timeliness Ranking System, modified to accommodate the approximately 1,700 equity securities in the Small and Mid-Cap Survey. The Performance Rank is based on earnings growth and price momentum, and is designed to predict relative price performance over the next six to twelve months. The principal differences between the Small and Mid-Cap Survey and The Value Line Investment Survey are that the Small and Mid-Cap Survey does not include Value Line’s Timeliness Ranks, financial forecasts, analyst commentary, or a Selection & Opinion section. These modifications allow VLP to offer this service at a lower price.

The Value Line Fund Advisor Plus

The Value Line Mutual Fund Ranking System was introduced in 1993. It is the system utilized in the Fund Advisor Plus product, a 48-page newsletter featuring load, no-load, and low-load open-end mutual funds. This product was originally introduced as The Value Line No-Load Fund Advisor in 1994 and augmented in 2009. Each issue offers strategies for maximizing total return, and highlights of specific mutual funds. It also includes information about retirement planning and industry news. A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of approximately 20,000 mutual funds, including screening tools and full-page printable reports on each fund.

The Fund Advisor was discontinued in June 2018 and replaced by The Value Line Fund Advisor Plus, which contains data on approximately 20,000 no-load and low-load funds and a new digital screener. The new screener offers additional fields (about a dozen more) and functionality (e.g. export).

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

 Value Line Investment Analyzer

Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing more than 230 data fields for various industries and indices and for the approximately 1,700 stocks covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply numerous charting and graphing variables for comparative research.  In addition to containing digital replicas of the entire Value Line Investment Survey, the Value Line Investment Analyzer includes 20-minute delayed data updates through its integration with the Value Line databases via the Internet.  The software also includes a portfolio module that lets users create and track their own stock portfolios in depth with up to five years of historical financial data for scrutinizing performance, risk, yield and return.  Value Line Investment Analyzer Professional is a more comprehensive product which covers some 5,800 stocks and allows subscribers to create both standardized and customized screens.

Value Line DataFile Products

For our institutional customers, Value Line offers both current and historical data for equities, mutual funds, exchange traded funds (“ETFs”), and convertibles. All Value Line DataFile products are offered in Microsoft Access and ASCII formats via FTP. Below is a listing of the DataFile products:

Fundamental DataFile I and II

Value Line’s Fundamental DataFile I contains fundamental data (both current and historical) on approximately 5,800 publicly traded companies that follow U.S. generally accepted accounting principles (“GAAP”). This data product provides annual data from 1955, quarterly data from 1963, and full quarterly data as reported to the SEC from 1985. Value Line also offers historical data on over 9,500 companies that no longer exist in nearly 100 industries via our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold primarily to the institutional and academic markets. Value Line also offers a scaled down DataFile product, Fundamental DataFile II, which includes a limited set of historical fundamental data.

Estimates and Projections DataFile

This DataFile offering contains the proprietary estimates and projections from Value Line analysts on approximately 1,700 companies. Data includes earnings, sales, cash flow, book value, margin, and other popular fields. Estimates are for the current year and next year, while projections encompass the three to five year period.

Mutual Fund DataFile

The Value Line Mutual Fund DataFile covers approximately 20,000 mutual funds with up to 20 years of historical data with more than 200 data fields. The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other popular mutual fund data fields. This file is delivered via FTP on a monthly basis.

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

The Value Line Investment Survey - Savvy Investor offers digital access to full page reports and Value Line proprietary ranks on approximately 3,400 stocks. Online tools include a screener, alerts, watch-lists and charting. Print capabilities are included.

The Value Line Investment Survey - Small Cap Investor offers digital access to full page reports and Value Line proprietary ranks on approximately 1,700 stocks. One year of history is included. Online tools include a screener, alerts, watch-lists and charting. Print capabilities are included.

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

Value Line Pro Premium digital service includes The Value Line Investment Survey® and The Value Line Investment Survey® — Small & Mid-Cap and covers 3,400 stocks. This equity package monitors companies with market values ranging from $100 million to well over $500 billion, across nearly 100 industries, representing 95% of daily U.S. trading volume. There are over 250 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line Pro Basic digital service covers the 1,700 stocks included in The Value Line Investment Survey®, drawn from 100 industries, representing 90% of total U.S. trading volume. There are over 250 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line  Pro Elite digital service includes The Value Line Investment Survey®  and The Value Line Investment Survey® — Small & Mid-Cap. Pro Elite service package aimed at professional industry includes digital access to full page reports and Value Line proprietary ranks on approximately 3,400 stocks. In addition, our database of mostly microcap firms adds approximately 2,400 names, for a total of about 5,800 stocks. Five years’ history is included. Online tools include a screener, alerts, watch-lists and charting. Downloading and print capabilities are included. Less expensive variant with fewer features is also available.

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

The Value Line Investment Survey – Library Elite offers libraries digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 3,400 stocks, along with one year of fully-detailed history. Online tools include a screener, and charting. Print capabilities are included.

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

B.  Copyright Fees Programs

The Company’s certain copyrights, which include certain proprietary Ranking System results and other proprietary information are made available for use in third party products, such as unit investment trusts, variable annuities, managed accounts and exchange traded funds, which it distributes under written agreements. The sponsors of these products act as wholesalers and distribute the products generally by syndicating them through an extensive network of national and regional brokerage firms. The sponsors of these products will typically receive Proprietary Ranking System results, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios. The sponsors are also given permission to associate Value Line’s trademarks with the products. Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data. Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

Value Line’s primary copyright products are structured as ETFs and Unit Investment Trusts, all of which have in common some degree of reliance on the Value Line Ranking System for their portfolio creation. These products are offered and distributed by independent sponsors.

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

Until December 23, 2010, the Company through its wholly-owned subsidiary ESI, was the distributor for the Value Line Funds. Since December 23, 2010, EULAV Securities has acted as the Distributor for the Value Line Funds. State Street Bank, an unaffiliated entity, is the custodian of the assets of the Value Line Funds and provides them with fund accounting and administrative services. Shareholder services for the Value Line Funds are provided by DST Asset Manager Solutions.

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interests in these businesses were restructured as non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2019, were $3.09 billion, which is $610 million, or 24.6%, above total assets of $2.48 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2018.

Total net assets of the Value Line Funds at April 30, 2019, were:

($ in thousands)

Value Line Asset Allocation Fund	$602,609
Value Line Capital Appreciation Fund	499,148
Value Line Small Cap Opportunities Fund	465,624
Value Line Premier Growth Fund	427,586
Value Line Larger Companies Focused Fund	317,491
Value Line Mid Cap Focused Fund	269,958
Value Line Strategic Asset Management Fund	252,385
Value Line Centurion Fund	147,268
Value Line Core Bond Fund	54,600
Value Line Tax Exempt Fund	51,605
Value Line VIP Equity Advantage Fund	2,518

Total EAM managed net assets	$3,090,792

Investment management fees and distribution service fees (“12b-1fees”) vary among the Value Line Funds and may be subject to certain limitations. Certain investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line Performance Ranking System in selecting securities for purchase or sale. Each Ranking System seeks to compare the estimated probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 stocks under review in each system and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets. Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com. Each mutual fund may use "Value Line" in its name only to the extent permitted by the terms of the EAM Declaration of Trust.

D.  Wholly-Owned Operating Subsidiaries

Wholly-owned operating subsidiaries of the Company as of April 30, 2019 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyrights.

2.	Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company's publications.

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

F.   Investments

As of April 30, 2019 and April 30, 2018, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $21,828,000 and $17,844,000, respectively, including equity securities and fixed income securities classified as available-for-sale on the Consolidated Balance Sheets. As of April 30, 2019 and April 30, 2018, the Company held equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) and Ishares Select Dividend ETF (DVY). As of April 30, 2019 and April 30, 2018, the Company held fixed income securities classified as available-for-sale, which consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

G.  Employees

At April 30, 2019, the Company and its subsidiaries employed 162 people.

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

Prior to December 23, 2010, the Company’s businesses consolidated into two reportable business segments. The investment periodicals and related publications (retail and institutional) and Value Line copyrights and Value Line Proprietary Ranking System results and other proprietary information, consolidated into one segment called Publishing, and the investment management services to the Value Line Funds and other managed accounts were consolidated into a second business segment called Investment Management. Subsequent to December 23, 2010, the Publishing segment constitutes the Company’s only reportable business segment.

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

J.  Executive Officers of the Registrant

       The following table lists the names, ages (at June 30, 2019), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	65

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

Stephen R. Anastasio	60	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

      EAM is dependent upon management contracts and service and distribution contracts with the Value Line Funds under which these fees are paid. As required by the Investment Company Act of 1940 (the “1940 Act”), the Trustees/Directors of the Funds, all of whom are independent of the Company and of EAM (except for the CEO of EAM), have the right to terminate such contracts. If any of these contracts are terminated, not renewed, or amended to reduce fees, EAM’s financial results, and consequently, the amount of cash flow received by the Company from EAM, and the Company’s financial condition, may be adversely affected.

A decrease in the revenue generated by a significant customer could adversely affect the Company’s cash flow and financial condition.

       The Company derives a significant portion of its cash flow and publishing revenues from a single significant customer.

If the Company does not maintain its subscriber base, its operating results could suffer.

A substantial portion of the Company’s revenue is generated from print and digital subscriptions, which are paid in advance by subscribers. Unearned revenues are accounted for on the Consolidated Balance Sheets of the Company within current and long-term liabilities. The backlog of orders is primarily generated through renewals and new subscription marketing efforts as the Company deems appropriate. Future results will depend on the renewal of existing subscribers and obtaining new subscriptions for the investment periodicals and related publications. The availability of competitive information on the Internet at low or no cost has had and may continue to have a negative impact on the demand for our products.

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

Loss of copyright clients or decline in their customers, or assets managed by third party sponsors could reduce the Company’s revenues.

Copyright agreements are based on market interest in the respective proprietary information. The Company believes this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, competition and on fluctuations in segments of the equity markets. If the fees from proprietary information decline, the Company’s operating results could suffer.

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

The Company provides its products and services to individual investors, financial advisors, and institutional clients. Adverse conditions in the financial and securities markets may have an impact on the Company’s subscription revenues, securities income, and copyright fees which could adversely affect the Company’s results of operations and financial condition. Adverse conditions in the financial and securities markets could also have an adverse effect on EAM’s investment management revenues and reduce the amount of cash flow that the Company receives from EAM, which reduction could adversely affect the Company’s financial condition.

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

As of April 30, 2019, AB&Co., Inc. beneficially owned 89.34% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2019 was 33. As of April 30, 2019, the closing stock price was $23.15.

The reported high and low prices and the dividends declared on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Regular Dividend Declared Per Share	Special Dividend Declared Per Share

April 30, 2019	$27.30	$19.00	$0.20	-
January 31, 2019	$30.64	$17.12	$0.19	-
October 31, 2018	$26.93	$20.88	$0.19	-
July 31, 2018	$25.14	$18.93	$0.19	-

April 30, 2018	$22.34	$17.30	$0.19	-
January 31, 2018	$22.58	$17.21	$0.18	$0.20
October 31, 2017	$18.15	$13.26	$0.18	-
July 31, 2017	$19.50	$16.67	$0.18	-

On July 19, 2019, the Board of Directors of Value Line declared a quarterly dividend of $0.20 per share to shareholders of record as of July 29, 2019 to be paid on August 9, 2019.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2019.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2019. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2019 through February 28, 2019	4,562	$20.63	4,562	$1,621,000
March 1, 2019 through March 31, 2019	5,189	22.70	5,189	1,503,000
April 1, 2019 through April 30, 2019	2,584	25.21	2,584	1,438,000
Total	12,335	$22.46	12,335	$1,438,000

(1)   On October 19, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. During fiscal 2019, the Company repurchased an aggregate of 28,059 shares of the Company's common stock for $608,000 at an average price of $21.68 per share under the repurchase program. During fiscal 2018, the Company repurchased an aggregate of 20,045 shares of the Company's common stock for $354,000 at an average price of $17.67 per share and during fiscal 2017, the Company repurchased an aggregate of 44,924 shares of the Company's common stock for $741,000 at an average price of $16.51 per share.

Arnold Bernhard and Co., Inc. may purchase additional shares of common stock of the Company from time to time.

Item 6. SELECTED FINANCIAL DATA.

	Fiscal Years Ended April 30,
($ in thousands, except number of shares and earnings per share amounts)	2019	2018	2017	2016	2015
Revenues:
Investment periodicals and related publications	$28,820	$29,503	$30,168	$31,925	$32,676
Copyright fees	7,437	6,365	4,406	2,621	2,847
Total investment periodicals and related publications	$36,257	$35,868	$34,574	$34,546	$35,523

Gain on sale of operating facility	-	-	8,123	-	-

Total revenues	$36,257	$35,868	$42,697	$34,546	$35,523
Income from operations	$5,413	$2,572	$7,459	$1,880	$2,399
Revenues and profits interests from EAM Trust	$9,309	$8,786	$7,714	$7,651	$7,970
Income from securities transactions and other, net	$504	$540	$312	$477	$126
Net income	$11,150	$14,738	$10,367	$7,291	$7,292
Earnings per share, basic and fully diluted	$1.15	$1.52	$1.07	$0.75	$0.74
Total assets	$91,788	$86,788	$86,724	$86,507	$87,421
Long term liabilities	$18,864	$18,376	$24,280	$25,609	$26,768
Weighted average number of common shares outstanding	9,683,771	9,703,255	9,721,958	9,781,495	9,813,623
Cumulative cash dividends declared per share during the fiscal year	$0.77	$0.93	$0.69	$0.65	$0.60

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

Prior to December 23, 2010, the Company’s businesses consolidated into two reportable business segments. The investment periodicals and related publications (retail and institutional) and Value Line copyrights and Value Line Proprietary Ranking System results and other proprietary information consolidate into one segment called Publishing and the investment management services to the Value Line Funds were consolidated into a second business segment called Investment Management. Subsequent to December 23, 2010, the Publishing segment constitutes the Company’s only reportable business segment.

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

Business Environment

The nation's decade-long business expansion finally began to live up to expectations in 2018. Moreover, that constructive momentum would then continue through the opening months of 2019. However, things have begun to slow once again. There is little in the near-term picture to suggest that a recession is on the way. In fact, growth could well stay slightly above trend for much of this year, given the continuing solid levels of consumer confidence now in play. That said, a muted housing outlook, slower rates of manufacturing growth, and weaker durable goods demand suggest that the best days of this long-lived upturn probably are behind us.

Nevertheless, although the headier 3%-4% rates of growth, which had been the norm last year and through the opening months of 2019, are most likely in the past, we still could enjoy steady improvement on the order of 2.0%-2.5% over the balance of this year, with just a measured diminution in the pace of GDP increase projected for the next 12 months.

There are risks to this benign forecast, and these primarily reside off shore, where a long-festering trade dispute is still ongoing with China. More recently, contentious trade issues have arisen with Mexico. Slowing global growth and the unresolved Brexit crisis are additional potential threats to a thus far resilient business expansion in the United States.

Looking at the investment situation, it was a combination of these negative trade issues and a somewhat more restrictive Federal Reserve interest-rate approach that had pressured stocks for much of 2018. However, a more accommodative Fed strategy is now in place, which could lead to a reduction in interest rates later in the year. This policy adjustment has been greeted warmly by the market, and has helped to offset some of the more negative sentiment on trade disputes.

Results of Operations for Fiscal Years 2019, 2018 and 2017

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,			Change
($ in thousands, except earnings per share)	2019	2018	2017	'19 vs. '18	'18 vs. '17
Income from operations (including gain on sale of operating facility in fiscal 2017)	$5,413	$2,572	$7,459	110.5%	-65.5%
Non-voting revenues and non-voting profits interests from EAM Trust	9,309	8,786	7,714	6.0%	13.9%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	14,722	11,358	15,173	29.6%	-25.1%

Operating expenses	30,844	33,296	35,238	-7.4%	-5.5%

Income from securities transactions, net	504	540	312	-6.7%	73.1%
Income before income taxes	$15,226	$11,898	$15,485	28.0%	-23.2%
Net income*	$11,150	$14,738	$10,367	-24.3%	42.2%
Earnings per share	$1.15	$1.52	$1.07	-24.3%	42.1%

*Net income in fiscal 2018 exceeded income before income taxes because the one-time tax adjustment from the Federal Income tax rate changes effective January 1, 2018 in our favor is actually larger than income tax provision for the fiscal year ended April 30, 2018.

During the twelve months ended April 30, 2019, the Company’s income from operations of $5,413,000 was 110.5% above income from operations of $2,572,000 during the twelve months ended April 30, 2018.  During the twelve months ended April 30, 2019, there were 9,683,771 average common shares outstanding as compared to 9,703,255 average common shares outstanding during the twelve months ended April 30, 2018.  For the twelve months ended April 30, 2019, operating expenses were well controlled and decreased $2,452,000 or 7.4% below those during the twelve months ended April 30, 2018.  During the twelve months ended April 30, 2019, the Company’s net income of $11,150,000, or $1.15 per share, was 24.3% below net income of $14,738,000, or $1.52 per share, for the twelve months ended April 30, 2018.  The largest factor in the decrease in net income during the twelve months ended April 30, 2019, compared to the prior fiscal year was the January 1, 2018, reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% resulting in a one-time deferred noncash tax benefit of $6,485,000 or 54.51% of pre-tax income during fiscal 2018.

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

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2019	2018	2017	'19 vs. '18	'18 vs. '17
Investment periodicals and related publications:
Print	$13,339	$13,850	$14,094	-3.7%	-1.7%
Digital	15,481	15,653	16,074	-1.1%	-2.6%
Total investment periodicals and related publications	28,820	29,503	30,168	-2.3%	-2.2%
Copyright fees	7,437	6,365	4,406	16.8%	44.5%
Gain on sale of operating facility	-	-	8,123	n/a	-100.0%
Total operating revenues	$36,257	$35,868	$42,697	1.1%	-16.0%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2019		2018		2017
	Print	Digital	Print	Digital	Print	Digital
New Sales	13.4%	13.3%	15.5%	15.2%	13.0%	14.6%
Conversion and Renewal Sales	86.6%	86.7%	84.5%	84.8%	87.0%	85.4%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2019 conversion and renewal sales of print and digital publications increased as a percent of the total gross print and digital sales versus the prior fiscal year partly as a result of successful Advance Renewal campaigns executed in February 2018 and in November 2018 which brought in 4,080 orders and generated $1,394,000 in gross sales and due to increased efforts by our in-house Retail and Institutional Sales departments. During the twelve months ended April 30, 2019 new sales of print and digital publications decreased as a percent of the total gross print and digital sales versus the prior fiscal year due to a decrease in new gross sales of print and digital publications.

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

	As of April 30,			Change
($ in thousands)	2019	2018	2017	'19 vs. '18	'18 vs. '17
Unearned subscription revenue (current and long-term liabilities)	$25,483	$25,525	$25,659	-0.2%	-0.5%

Unearned subscription revenue as of April 30, 2019 is slightly below April 30, 2018 and is 0.5% below April 30, 2017. A certain amount of variation is to be expected due to the level and timing of advertising for order generation, the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $28,820,000 decreased 2.3%, during the twelve months ended April 30, 2019, as compared to the prior fiscal year. The Company continued activity to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at April 30, 2019 was 2.4% below total product line circulation at April 30, 2018. During the twelve months ended April 30, 2019 Institutional Sales department generated total sales orders of $14,815,000 which is 2.3% above the prior fiscal year and the retail telemarketing sales team generated total sales orders of $8,946,000 which is 1% above the prior fiscal year.

Total print circulation at April 30, 2019 was 3.0% below the total print circulation at April 30, 2018. Print publication revenues of $13,339,000 decreased 3.7% during the twelve months ended April 30, 2019 as compared to the prior fiscal year. Total digital circulation at April 30, 2019 was 1.6% below total digital circulation at April 30, 2018 and digital publications revenues of $15,481,000 during the twelve months ended April 30, 2019 were 1.1% below the prior fiscal year.

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

Value Line serves primarily individual and professional investors in stocks, who pay generally on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research including periods of intensive promotion of “starter” services and publications. Further, new services and new features for existing services are regularly under consideration and development.

The Value Line proprietary Ranking System results (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. During the six month period ended April 30, 2019, the combined Ranking System “Rank 1 & 2” stocks’ increase of 6.4% outperformed the Russell 2000 Index’s increase of 5.3% during the comparable period. During the twelve month period ended April 30, 2019, the combined Ranking System “Rank 1 & 2” stocks’ increase of 3.1% compared to the Russell 2000 Index’s increase of 3.2% during the comparable period.

Copyright fees

During the twelve months ended April 30, 2019, copyright fees of $7,437,000 were 16.8% above those during the corresponding period in the prior fiscal year. At April 30, 2019, total third party sponsored assets were $6.1 billion, as compared to $4.2 billion in assets at April 30, 2018. The largest of the individual ETFs active under Value Line’s copyright program has again earned a five star overall Morningstar rating.

During the twelve months ended April 30, 2018, copyright fees of $6,365,000 were $1,959,000 or 44.5% above the prior fiscal year. At April 30, 2018, total third party sponsored assets were $4.2 billion, as compared to $3.6 billion in assets at April 30, 2017. During the twelve months ended April 30, 2016, copyright fees were $2,621,000.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2019, were $3.09 billion, which is $610 million, or 24.6%, above total assets of $2.48 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2018.  The increase reflects successful investment selection capturing market appreciation and positive net flows for the Value Line Funds, partially offset by net redemptions in six of the eleven Funds over the twelve month period ended April 30, 2019.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2018, were $2.48 billion, which is $70 million, or 3.2%, above total assets of $2.41 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2017. The increase reflects successful investment selection capturing market appreciation, offset by net redemptions in ten of the eleven Value Line Funds over the twelve month period ended April 30, 2018.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

Sales and inflows for the Value Line Equity Funds during fiscal 2019 increased 169.2%, as compared to fiscal 2018 while Value Line Funds experienced net redemptions and the associated net asset outflows (redemptions less new sales) in 2018 and 2017 fiscal years.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2019, 2018 and 2017.

Value Line Mutual Funds

 Total Net Assets

For the Years Ended April 30,	2019	2018	2017	2019	2018
				vs.	vs.
				2018	2017
Value Line equity fund assets (excludes variable annuity)— beginning	$1,991,265,258	$1,877,029,899	$1,681,698,049	6.1%	11.6%
Sales/inflows	710,828,252	264,010,632	316,432,754	169.2%	-16.6%
Dividends/Capital Gains Reinvested	165,389,974	93,929,756	94,494,270	76.1%	-0.6%
Redemptions/outflows	(461,981,970)	(381,198,181)	(384,689,816)	21.2%	-0.9%
Dividend and Capital Gain Distributions	(174,918,876)	(99,410,947)	(97,996,109)	76.0%	1.4%
Market value change	351,833,688	236,904,099	267,090,750	48.5%	-11.3%
Value Line equity fund assets (non-variable annuity)— ending	2,582,416,326	1,991,265,258	1,877,029,899	29.7%	6.1%
Variable annuity fund assets — beginning	$378,970,470	$405,395,163	$399,566,320	-6.5%	1.5%
Sales/inflows	4,023,089	5,154,384	7,577,716	-21.9%	-32.0%
Dividends/Capital Gains Reinvested	29,440,239	23,241,352	28,173,753	26.7%	-17.5%
Redemptions/outflows	(53,044,047)	(59,902,699)	(49,998,352)	-11.4%	19.8%
Dividend and Capital Gain Distributions	(27,694,958)	(21,078,180)	(26,230,225)	31.4%	-19.6%
Market value change	70,476,833	26,160,450	46,305,950	169.4%	-43.5%
Variable annuity fund assets — ending	402,171,626	378,970,470	405,395,163	6.1%	-6.5%
Fixed income fund assets — beginning (1)	$110,860,197	$131,309,317	$141,430,806	-15.6%	-7.2%
Sales/inflows	1,581,923	2,355,131	23,673,949	-32.8%	-90.1%
Dividends/Capital Gains Reinvested	2,337,429	2,565,532	2,680,644	-8.9%	-4.3%
Redemptions/outflows	(10,837,962)	(22,403,260)	(33,640,443)	-51.6%	-33.4%
Dividend and Capital Gain Distributions	(11,137)	(21,515)	(42,068)	-48.2%	-48.9%
Market value change	2,273,922	(2,945,007)	(2,793,571)	-177.2%	5.4%
Fixed income fund assets — ending	106,204,372	110,860,197	131,309,317	-4.2%	-15.6%
Assets under management — ending	$3,090,792,324	$2,481,095,925	$2,413,734,379	24.6%	2.8%
(1) In September 2018 Value Line Defensive Strategies Fund was liquidated

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund.

As of April 30, 2019, all six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. As of April 30, 2018, four of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

Several of the Value Line Funds have received national recognition. The Value Line Asset Allocation Fund had the best performance for 2018 of any allocation fund in Morningstar’s allocation categories. The Value Line Mid-Cap Focused Fund, the Value Line Small Cap Opportunities Fund and the Value Line Capital Appreciation Fund have been named “Category Kings” in The Wall Street Journal in multiple months in recent years.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2019, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $16,715,000, 12b-1 fees and other fees of $6,811,000 and other income of $273,000. For the same period, total investment management fee waivers were $421,000 and 12b-1 fee waivers for three Value Line Funds were $654,000. During the twelve months ended April 30, 2019, EAM's net income was $2,098,000 after giving effect to Value Line’s non-voting revenues interest of $8,260,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2019, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 83.4%, variable annuity funds issued by GIAC represent 13.2%, and fixed income fund assets represent 3.4%, respectively, of total fund assets under management (“AUM”) as of April 30, 2019. At April 30, 2019, equity, hybrid and GIAC variable annuities AUM increased by 25.9% and fixed income AUM decreased by 4.5% as compared to fiscal 2018.

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

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the fourth quarter of fiscal 2019 was 50.31%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2019	2018	2017	'19 vs. '18	'18 vs. '17
Non-voting revenues interest	$8,260	$8,040	$7,195	2.7%	11.7%
Non-voting profits interest	1,049	746	519	40.6%	43.7%
	$9,309	$8,786	$7,714	6.0%	13.9%

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2019	2018	2017	'19 vs. '18	'18 vs. '17
Advertising and promotion	$3,406	$3,780	$3,473	-9.9%	8.8%
Salaries and employee benefits	17,781	18,488	17,477	-3.8%	5.8%
Production and distribution	5,222	5,857	9,063	-10.8%	-35.4%
Office and administration	4,435	5,171	5,225	-14.2%	-1.0%
Total expenses	$30,844	$33,296	$35,238	-7.4%	-5.5%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $30,844,000 during the twelve months ended April 30, 2019 were 7.4% below those during the twelve months ended April 30, 2018. All major expense categories decreased as a result of cost controls and a decline in amortization of internally developed software during the twelve months ended April 30, 2019.

Operating expenses of $33,296,000 for the twelve months ended April 30, 2018 decreased $1,942,000, or 5.5%, as compared to the twelve months ended April 30, 2017 primarily due to a $3,498,000 decrease in depreciation and amortization expense partially offset by a $307,000 increase in advertising expenses and a $1,011,000 increase in salaries and employee benefits in fiscal 2018.

Operating expenses of $35,238,000 for the twelve months ended April 30, 2017, increased $2,572,000, primarily from the additional depreciation and amortization of $806,000 attributable to additional amortization of internally developed software costs related to the product production cycle for which the upgrade is expected to be completed during fiscal 2018, a $1,035,000 decrease in capitalization of deferred software costs for digital product and database development and an increase in space rental and moving costs (New York City and New Jersey office facilities).

Advertising and promotion

During the twelve months ended April 30, 2019, advertising and promotion expenses of $3,406,000 decreased 9.9% as compared to the prior fiscal year. During the twelve months ended April 30, 2019, a $442,000 decrease in direct mail expenses for The Value Line Investment Survey and The Value Line 600 was partially offset by a $170,000 increase in media marketing expenses and institutional sales promotion. During the twelve months ended April 30, 2019 sales commissions decreased $60,000 as compared to fiscal 2018.

During the twelve months ended April 30, 2018, advertising and promotion expenses of $3,780,000 increased $307,000 above those of fiscal 2017 primarily due to a $249,000 increase in direct mail expenses and a $285,000 increase in media marketing expenses. Direct mail expenses of $1,256,000 during the twelve months ended April 30, 2018 increased above those of the prior fiscal year due to the increases in expenses for The Value Line Investment Survey, The Value Line 600, The Value Line Small and Mid-Cap and The Value Line Special Situations Service in fiscal 2018. During the twelve months ended April 30, 2018 sales commissions decreased $241,000 as compared to fiscal 2017 based on the structure of commission schedules and the mix of renewal and new sales.

Advertising and promotion expenses of $3,473,000 during the twelve months ended April 30, 2017 decreased $212,000 or 5.8%, as compared to fiscal 2016. The decrease in direct mail expenses of $275,000 during the twelve months ended April 30, 2017, is mainly attributable to a reduction in the number of campaigns for The Value Line Investment Survey and The Value Line 600, as compared to fiscal 2016 partially offset by an increase in direct marketing for Value Line Select: Dividend Income & Growth, The Value Line Small and Mid-Cap and Special Situations Service in fiscal 2017. During the twelve months ended April 30, 2017 sales commissions increased $96,000 as compared to fiscal 2016.

Salaries and employee benefits

During the twelve months ended April 30, 2019, salaries and employee benefits of $17,781,000 decreased 3.8% below the prior fiscal year primarily due to decreases in salaries and employee benefits in the Information Technology department (“IT”), reflecting completion of certain initiatives.

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

During the twelve months ended April 30, 2019, 2018 and 2017, the Company recorded profit sharing expenses of $592,000, $496,000 and $345,000, respectively.

Production and distribution

During the twelve months ended April 30, 2019, production and distribution expenses of $5,222,000 decreased 10.8% below the prior fiscal year. During the twelve months ended April 30, 2019, a decrease of $719,000 was attributable to a decline in amortization of internally developed software costs related to digital security and publication production software. In fiscal 2019 distribution costs increased 2.8% due to a 2% increase in postal rates in January 2018 and 2% in January 2019.

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

Office and administration

During the twelve months ended April 30, 2019, office and administrative expenses of $4,435,000 decreased 14.2% below the prior fiscal year. The decrease during the twelve months ended April 30, 2019 was primarily a result of a decline in professional fees and a decrease in relocation expenses and fees paid in fiscal 2018.

During the twelve months ended April 30, 2018, office and administrative expenses of $5,171,000, decreased $54,000 below those of fiscal 2017. During the twelve months ended April 30, 2018, a decrease in office and administrative expenses was primarily as a result of a $431,000 decrease in the cost of space rental due to lower rent payments resulting from the sub-lease agreement with ABM Industries, Incorporated (“ABM” or the “Sublandlord”). In accordance with GAAP, we allocated the benefit of the free rent period and other concessions over the term of our new NYC sublease, commenced on December 1, 2016. In fact, however, the Company did not pay cash rent for the new New York City office facility from December 2016 through October 2017. Additional decreases include $194,000 savings in real estate taxes due to the relocation of VLDC operations to a new downsized leased NJ facility upon the sale of the operating facility in July 2016 and relocation of the NYC office to a new smaller facility at 551 Fifth Ave., NY in February 2017. These savings in fiscal 2018 were partially offset by a $370,000 increase in professional fees above those of fiscal 2017.

During the twelve months ended April 30, 2017, office and administrative expenses of $5,225,000 increased $671,000 or 14.7% above those of fiscal 2016. During the twelve months ended April 30, 2017, total increase in office and administrative costs included a $409,000 increase in space rental is primarily due to overlapping rent expenses for financial statement purposes related to the Company’s New York City office facility and a $192,000 increase in moving costs (New Jersey and New York City office facilities). Increase in space rental includes $193,000 rent expense for the new New Jersey warehouse partially offset by $186,000 savings in VLDC utilities, depreciation and real estate taxes due to the VLDC building sale in July 2016 and additional three months overlapping rent expense of $86,000 per month for the current office facility and $105,000 for the previously occupied office facility during the period from December 1, 2016 to February 28, 2017 which is being offset by lower rent payments according to the sub-lease agreement with American Building Maintenance (“ABM” or the “Sublandlord”). In accordance with GAAP, we spread the benefit of a free rent period and other concessions over the term of our new NYC sublease, commencing on December 1, 2016. In fact, however, the Company was not paying cash rent for the new New York City office facility from December 2016 through September 2017.

Concentration

During the twelve months ended April 30, 2019, 20.5% of total publishing revenues of $36,257,000 were derived from a single customer. During the twelve months ended April 30, 2018, 17.7% of total publishing revenues of $35,868,000 were derived from a single customer.

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

Income from Securities Transactions, net

	Fiscal Years Ended April 30,			Change
($ in thousands)	2019	2018	2017	'19 vs. '18	'18 vs. '17
Dividend income	$257	$226	$193	13.7%	17.1%

Interest income	201	103	33	95.1%	212.1%

Capital gain distributions from ETFs	-	152	39	-100.0%	289.7%

Other	46	59	47	-22.0%	25.5%
Total income from securities transactions, net	$504	$540	$312	-6.7%	73.1%

During the twelve months ended April 30, 2019 and April 30, 2018, the Company’s income from securities transactions, net, primarily derived from dividend and interest income, was $504,000 and $540,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2019 and April 30, 2018, were $8,346,000 and $3,384,000, respectively. There were no sales or proceeds from sales of equity securities during the twelve months ended April 30, 2019. Proceeds from sales of equity securities classified as available-for-sale were $152,000 that represent capital gain distributions from ETFs during the twelve months ended April 30, 2018. There was no capital gain distribution from ETFs in fiscal 2019.

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

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2019, April 30, 2018 and April 30, 2017 were 26.81%, (23.87%) and 33.05%, respectively. The overall change in the effective Federal tax rate during the twelve months ended April 30, 2019 and April 30, 2018 is primarily a result of the reduced Federal Tax Rate. In fiscal 2018 the U.S. statutory federal corporate income tax rate was reduced from 35% to 21%, which resulted in a tax benefit of 54.51% of pre-tax income for the twelve months ended April 30, 2018, primarily attributable to the effect on the long-term deferred tax liability. The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act and allocated it directly to both current and deferred income tax expenses from continuing operations. In addition, due to evolving state tax legislation, the Company's state and local effective income tax rate, net of Federal income tax benefit, increased from 0.7% of pretax income for the twelve months ended April 30, 2018, to 6.02% of pretax income for the twelve months ended April 30, 2019. The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $6,014,000 as of April 30, 2019 and $1,690,000 as of April 30, 2018. These amounts include short-term unearned revenue of $20,008,000 and $19,717,000 reflected in total current liabilities at April 30, 2019 and April 30, 2018, respectively. Cash and short-term securities were $28,321,000 and $23,785,000 as of April 30, 2019 and April 30, 2018, respectively.

The Company’s cash and cash equivalents include $5,617,000 and $4,982,000 at April 30, 2019 and April 30, 2018, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $11,831,000 during the twelve months ended April 30, 2019 compared to cash inflows from operations of $9,857,000 and cash inflows from operations of $4,036,000 during the twelve months ended April 30, 2018 and 2017, respectively. The increase in cash inflows from fiscal 2018 to fiscal 2019 is primarily attributable to higher pre-tax income and a further decrease in the Federal income taxes, partially offset by prepayments to vendors and the timing of payments of invoices including rent at the Company’s NYC headquarters in fiscal 2019. The increase in cash flows from fiscal 2017 to fiscal 2018 was primarily attributable to the timing of vendor payments, an increase in earnings before non-cash items that resulted from cost controls offset by a decrease in the Federal income taxes due to the Federal tax rate change in fiscal 2018.

 Cash from investing activities

The Company’s cash outflows from investing activities of $3,309,000 during the twelve months ended April 30, 2019 compared to cash outflows from investing activities of $1,190,000 and $2,775,000 for the twelve months ended April 30, 2018 and April 30, 2017, respectively. Cash outflows for the twelve months ended April 30, 2019 were higher than in fiscal 2018 primarily due to the Company’s decision to invest in additional fixed income securities in fiscal 2019. Cash outflows for the twelve months ended April 30, 2018 were lower than in fiscal 2017 as a result of reduced equipment and software purchases and increased distribution from EAM in fiscal 2018. Additionally, the Company invested $469,000 in a bank money market fund and pledged this investment to represent cash securing a Bank Letter of Credit issued to the sublandlord as a security deposit for the Company's new leased corporate office facility in fiscal 2017.

Cash from financing activities

During the twelve months ended April 30, 2019, the Company’s cash outflows from financing activities were $7,970,000 and compared to cash outflows from financing activities of $9,283,000 and $7,357,000 for the twelve months ended April 30, 2018 and 2017, respectively. Cash outflows for financing activities included $608,000, $354,000 and $741,000 for the repurchase of 28,059 shares, 20,045 shares and 44,924 shares of the Company’s common stock under the October 19, 2018 and the September 19, 2012 board approved common stock repurchase programs, during fiscal years 2019, 2018 and 2017, respectively. Quarterly dividend payments of $0.19 per share during fiscal 2019 aggregated $7,362,000. Quarterly regular dividend payments of $0.18 per share during fiscal 2018 and a special dividend of $0.20 per share declared in January 2018 aggregated $8,929,000. Quarterly dividend payments of $0.17 per share during fiscal 2017 aggregated $6,616,000.

At April 30, 2019 there were 9,663,561 common shares outstanding as compared to 9,691,620 common shares outstanding at April 30, 2018. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of April 30, 2019, retained earnings and liquid assets were $48,598,000 and $28,321,000, respectively. As of April 30, 2018, retained earnings and liquid assets were $44,902,000 and $23,785,000, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02"), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The adoption of ASU 2016-02 does not have a material impact on our consolidated condensed financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The Company has adopted ASU 2016-15 in the first quarter of fiscal 2019. As a result, it has reclassified, within the Consolidated Condensed Statement of Cash Flows, $9.3 million and $8.8 million, for the twelve months ended April 30, 2019 and April 30, 2018, respectively, of EAM non-voting revenues interest and profits interest, from operating activities to investing activities.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)", effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company has adopted ASU No. 2016-18 in the first quarter of fiscal 2019, which does not have a material impact on the Company's consolidated condensed financial statements and related disclosures.

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms delivering items by common carrier into a state where it had no physical presence from having to collect sales tax in such state. The Company is complying with applicable state laws and is continuing to evaluate aspects of the impact of the 2018 ruling (South Dakota vs. Wayfair) on its operations.

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

Revenue Recognition

The majority of the Company’s revenues come from the sale of print and digital subscriptions and fees for copyright proprietary information. The Company recognizes subscription revenue, net of discounts, in equal amounts over the term of the subscription, which generally ranges from three months to one year or longer, varying based on the product or service. Copyright fees are calculated monthly based on market fluctuation and billed quarterly. The Company believes that the estimates related to revenue recognition are critical accounting estimates, and to the extent that there are material differences between its determination of revenues and actual results, its financial condition or results of operations may be affected.

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

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense for the twelve months ended April 30, 2019 using the Federal Tax Rate of 21%, and computed its income tax expense for the twelve months ended April 30, 2018 using a blended Federal Income tax rate of 30.33%. The 21% Federal Tax Rate applies to the full fiscal year ending April 30, 2019 and each year thereafter.

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

Contractual Obligations

Below is a summary of certain contractual obligations of the Company as of April 30, 2019 ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	12,833	1,399	2,938	3,230	5,266
Purchase Obligations	-	-	-	-	-
Total	$12,833	$1,399	$2,938	$3,230	$5,266

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

Fixed income securities consist of Bank certificates of deposits and securities issued by the federal government within the United States. As of April 30, 2019 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $11,163,000 and $11,206,000, respectively. As of April 30, 2018 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $8,468,000 and $8,465,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)

		(bp = basis points)

		1 yr.	1 yr.	1 yr.	1 yr.

	Fair	50bp	50bp	50bp	50bp
	Value	increase	decrease	increase	decrease

As of April 30, 2019
Investments in securities with fixed maturities	$11,206	$11,476	$11,446	$11,493	$11,451

As of April 30, 2018
Investments in securities with fixed maturitie	$8,465	$8,668	$8,628	$8,688	$8,608

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

As of April 30, 2019 and April 30, 2018, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) and Ishares Select Dividend ETF (DVY) was $8,541,000 and $8,385,000, respectively, and the fair value was $10,622,000 and $9,379,000, respectively.

Equity Securities

					Hypothetical
					Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2019	Equity Securities and ETFs held for dividend yield	$10,622	30% increase	$13,809	5.30%
			30% decrease	$7,436	-5.30%

Equity Securities					Hypothetical
Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2019	Equity Securities and ETFs held for dividend yield	$9,379	30% increase	$12,193	5.11%
			30% decrease	$6,565	-5.11%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)

($ in thousands, except per share amounts)

	Net Revenues	Income/ (Loss) from Operations	Revenues and Profits Interests in EAM Trust	Income From Securities Trans. and Other, net	Net Income	Earnings Per Share

2019, by Quarter
First	$8,971	$1,270	$2,271	$114	$3,104	$0.32
Second	9,051	1,760	2,384	123	3,302	0.34
Third	9,052	1,413	2,210	140	2,451	0.25
Fourth	9,183	970	2,444	127	2,293	0.24
Total	$36,257	$5,413	$9,309	$504	$11,150	$1.15

2018, by Quarter
First	$8,914	$1,165	$2,136	$96	$2,215	$0.23
Second	8,989	808	2,237	91	2,072	0.21
Third*	9,094	787	2,284	258	8,996	0.93
Fourth*	8,871	(188)	2,129	95	1,455	0.15
Total	$35,868	$2,572	$8,786	$540	$14,738	$1.52

2017, by Quarter
First**	$16,644	$8,137	$1,916	$33	$6,358	$0.65
Second	8,650	23	1,932	61	1,480	0.15
Third	8,647	(212)	1,934	132	1,445	0.15
Fourth**	8,756	(489)	1,932	86	1,084	0.12
Total	$42,697	$7,459	$7,714	$312	$10,367	$1.07

* During the third quarter ended January 31, 2018 the net income of $8,996,000 included deferred tax benefit of $6,485,000 as a result of a decrease in the Federal income taxes due to the Federal tax rate change in fiscal 2018. During the fourth quarter ended April 30, 2018, the Company’s loss from operations of $188,000 was the result of an increase in professional fees and to a lesser extent a decrease in digital publications revenues.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

Item 9A. CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2019, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2019. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2019 and Principal Occupation	Director Since

Howard A. Brecher* (65). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer of the Company from prior to 2005 to the present; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. from prior to 2005 to the present.

Mr. Brecher has been an officer of the Company for more than 25 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

1992
Stephen P. Davis (67). Retired Deputy Commissioner, New York City Police Department (“NYPD”), from 2014 to 2018. Managing Member, Davis Investigative Group, LLC from 2001 to 2013, and since April, 2018. Mr. Davis served as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He has successfully managed his own business serving the financial services industry and other clients for more than 13 years.	2010
Alfred R. Fiore (63). Retired Chief of Police, Westport, CT from 2004 to 2011. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT for seven years and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (61). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012
Stephen R. Anastasio* (60). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 30 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (69). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for more than 20 years.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2019, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2019.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2019 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	89.34%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2019, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard A. Brecher	1,200	*
Stephen R. Anastasio	800	*
Glenn J. Muenzer	300	*
Stephen P. Davis	200	*
Alfred R. Fiore	350	*
Mary Bernstein	200	*
All directors and executive officers as a group (6 persons)	3,050	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 89.34% of the outstanding shares of the Company’s common stock as of April 30, 2019, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2019 and April 30, 2018, the Company was reimbursed $384,000 and $362,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2019 or April 30, 2018. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2019 and 2018, the Company made payments to AB&Co. for federal income taxes amounting to $2,700,000 and $3,975,000, respectively.

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

During the twelve months ended April 30, 2019 and April 30, 2018, the Company recorded revenues of $9,309,000 and $8,786,000, respectively, consisting of $8,260,000 and $8,040,000, from its non-voting revenues interest in EAM and $1,049,000 and $746,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2017, the Company recorded revenues of $7,714,000, consisting of $7,195,000, from its non-voting revenues interest in EAM and $519,000, from its non-voting profits interest in EAM.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $2,420,000 and $2,113,000 at April 30, 2019 and April 30, 2018, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2019 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees paid to the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2019	2018	2017
Audit fees	$151,000	$151,000	$148,600
Audit-related fees	4,240	5,960	26,345
Tax related fees	170,115	132,550	185,630
Total	$325,355	$289,510	$360,575

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees the Company paid Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2019 and 2018 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

3.3

By-laws of the Company, as amended through January 18, 1996, are incorporated by reference to Exhibit 99. (A) 3 to the Amended Quarterly Report on Form 10-Q/A for the quarter ended January 31, 1996 filed with the SEC on March 19, 1996.

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

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2019. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

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

Dated: July 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer

Glenn Muenzer

Director

/s/ Stephen P. Davis

Stephen Davis

Director

/s/ Alfred R. Fiore

Alfred Fiore

Director

/s/ Mary Bernstein

Mary Bernstein

Director

Dated: July 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Value Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Line, Inc. (the “Company”) as of April 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

July 25, 2019

Part II
Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2019	2018

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $5,617 and $4,982, respectively)	$6,493	$5,941
Securities available-for-sale	21,828	17,844
Accounts receivable, net of allowance for doubtful accounts of $22 and $14, respectively	1,504	1,049
Prepaid and refundable income taxes	254	457
Prepaid expenses and other current assets	1,335	1,270
Total current assets	31,414	26,561

Long term assets:
Investment in EAM Trust	58,625	58,233
Restricted money market investments	469	469
Property and equipment, net	1,146	1,371
Capitalized software and other intangible assets, net	134	154
Total long term assets	60,374	60,227

Total assets	$91,788	$86,788

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,068	$1,926
Accrued salaries	1,211	1,387
Dividends payable	1,933	1,841
Accrued taxes on income	180	-
Unearned revenue	20,008	19,717
Total current liabilities	25,400	24,871

Long term liabilities:
Unearned revenue	5,475	5,808
Deferred charges	765	854
Deferred income taxes	12,624	11,714
Total long term liabilities	18,864	18,376
Total liabilities	44,264	43,247

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	48,598	44,902
Treasury stock, at cost (336,439 shares and 308,380 shares, respectively)	(4,743)	(4,135)
Accumulated other comprehensive income, net of tax	1,678	783
Total shareholders' equity	47,524	43,541

Total liabilities and shareholders' equity	$91,788	$86,788

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2019	2018	2017

Revenues:
Investment periodicals and related publications	$28,820	$29,503	$30,168
Copyright fees	7,437	6,365	4,406
Total publishing revenues	36,257	35,868	34,574
Gain on sale of operating facility	-	-	8,123
Total revenues	36,257	35,868	42,697

Expenses:
Advertising and promotion	3,406	3,780	3,473
Salaries and employee benefits	17,781	18,488	17,477
Production and distribution	5,222	5,857	9,063
Office and administration	4,435	5,171	5,225
Total expenses	30,844	33,296	35,238
Income from operations	5,413	2,572	7,459

Revenues interest in EAM Trust	8,260	8,040	7,195
Profits interest in EAM Trust	1,049	746	519
Income from securities transactions, net	504	540	312
Income before income taxes	15,226	11,898	15,485
Income tax provision	4,076	(2,840)	5,118
Net income	$11,150	$14,738	$10,367

Earnings per share, basic & fully diluted	$1.15	$1.52	$1.07

Weighted average number of common shares	9,683,771	9,703,255	9,721,958

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2019	2018	2017

Net income	$11,150	$14,738	$10,367

Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes	895	325	333
Other comprehensive income	895	325	333
Comprehensive income	$12,045	$15,063	$10,700

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$11,150	$14,738	$10,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367	1,125	4,623
Realized gain on sales of operating facilty	-	-	(8,123)
Realized gain on sales of equity securities	-	(152)	-
Deferred rent	(89)	422	265
Deferred income taxes	512	(7,058)	(1,711)
Other, net	(55)	(60)	(60)
Changes in operating assets and liabilities:
Unearned revenue	(42)	(134)	217
Accounts payable & accrued expenses	142	669	(1,245)
Accrued salaries	(176)	102	219
Accrued taxes on income	339	324	(620)
Prepaid and refundable income taxes	203	(385)	54
Prepaid expenses and other current assets	(65)	297	(186)
Accounts receivable	(455)	(31)	236
Total adjustments	681	(4,881)	(6,331)
Net cash provided by operating activities	11,831	9,857	4,036

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	-	152	53
Purchases of equity securities	(156)	-	(4,993)
Proceeds from sales of fixed income securities	8,346	3,384	750
Purchases of fixed income securities	(11,040)	(4,368)	(8,235)
Non-voting revenues interest in EAM Trust	(8,260)	(8,040)	(7,195)
Non-voting profits interest in EAM Trust	(1,049)	(746)	(519)
Revenues distribution received from EAM Trust	8,027	7,879	7,053
Profits distributions received from EAM Trust	945	957	440
Net proceeds from sale of operating facility	-	-	11,555
Acquisition of property and equipment	(11)	(408)	(1,276)
Expenditures for capitalized software	(111)	-	(408)
Net cash used in investing activities	(3,309)	(1,190)	(2,775)

Cash flows from financing activities:
Purchase of treasury stock at cost	(608)	(354)	(741)
Dividends paid	(7,362)	(8,929)	(6,616)
Net cash used in financing activities	(7,970)	(9,283)	(7,357)
Net change in cash and cash equivalents	552	(616)	(6,096)
Cash, cash equivalents and restricted cash at beginning of year	6,410	7,026	13,122
Cash, cash equivalents and restricted cash at end of year	$6,962	$6,410	$7,026

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.
Value Line, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Fiscal Years Ended April 30, 2019, 2018 and 2017
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

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2018	10,000,000	$1,000	$991	(308,380)	$(4,135)	$44,902	$783	$43,541

Net income						11,150		11,150
Change in unrealized gains on securities, net of taxes							895	895
Purchase of treasury stock				(28,059)	(608)			(608)
Dividends declared						(7,454)		(7,454)
Balance as of April 30, 2019	10,000,000	$1,000	$991	(336,439)	$(4,743)	$48,598	$1,678	$47,524

Dividends declared per share were $0.19 for each of the three months ended July 31, 2018, October 31, 2018 and January 31, 2019 and $0.20 for the three months ended April 30, 2019.

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

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02"), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The core principle of Topic 842 requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements.    The guidance is required to be adopted at the earliest period presented using a modified retrospective approach.  The adoption of ASU 2016-02 does not have a material impact on our consolidated condensed financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows.  The Company has adopted ASU 2016-15 in the first quarter of fiscal 2019.  As a result, it has reclassified, within the Consolidated Condensed Statement of Cash Flows, $9.3 million and $8.8 million, for the twelve months ended April 30, 2019 and April 30, 2018, respectively, of EAM non-voting revenues interest and profits interest, from operating activities to investing activities.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230):  Restricted Cash (a consensus of the FASB Emerging Issues Task Force)", effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.  This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.     The Company has adopted ASU No. 2016-18 in the first quarter of fiscal 2019, which does not have a material impact on the Company's consolidated condensed financial statements and related disclosures.

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms delivering items by common carrier into a state where it had no physical presence from having to collect sales tax in such state.  The Company is complying with applicable state laws and is continuing to evaluate aspects of the impact of the 2018 ruling (South Dakota vs. Wayfair) on its operations.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,617	$-	$-	$5,617
Securities available-for-sale	21,828	-	-	21,828
	$27,445	$-	$-	$27,445

	As of April 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,982	$-	$-	$4,982
Securities available-for-sale	17,844	-	-	17,844
	$22,826	$-	$-	$22,826

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2019 and April 30, 2018, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of April 30, 2019, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short-term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2019 and April 30, 2018, cash equivalents included $5,617,000 and $4,982,000, respectively, for amounts invested in  money market mutual funds that invest in short-term U.S. government securities.

Note 2 - Supplementary Cash Flow Information:

	Fiscal Years Ended April 30,
($ in thousands)	2019	2018	2017
State and local income tax payments	$387	$307	$560
Federal income tax payments to the Parent	$2,700	$3,975	$6,824

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2019, were $3.09 billion, which is $610 million, or 24.6%, above total assets of $2.48 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2018.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the fourth quarter of fiscal 2019 was 50.31%.

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement.  The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $2,420,000 and $2,113,000 at April 30, 2019 and April 30, 2018, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2019	2018	2017
Non-voting revenues interest in EAM	$8,260	$8,040	$7,195
Non-voting profits interest in EAM	1,049	746	519
	$9,309	$8,786	$7,714

Transactions with Parent:

During the fiscal years ended April 30, 2019 and April 30, 2018, the Company was reimbursed $384,000 and $362,000, respectively for payments it made on behalf of and for services it provided to AB&Co.   There were no receivables due from the Parent at April 30, 2019 or April 30, 2018.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  For the years ended April 30, 2019, 2018, and 2017, the Company made  payments to the Parent for federal income tax amounting to $2,700,000, $3,975,000 and $6,824,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate.  The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2019, the Parent owned 89.34% of the outstanding shares of common stock of the Company.

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

As of April 30, 2019 and April 30, 2018, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), Proshares Trust S&P 500 Dividend Aristocrats ETF (NOBL) and Ishares Select Dividend ETF (DVY) was $8,541,000 and $8,385,000, respectively, and the fair value was $10,622,000 and $9,379,000, respectively.

Proceeds from sales of equity securities classified as available-for-sale  were $0 and $152,000 during the twelve months ended April 30, 2019 and April 30, 2018, respectively.  Capital gain distributions of $152,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheet to the Consolidated Statement of Income during the twelve months ended April 30, 2018.  There were no capital gain distributions in fiscal 2019.  There were no gains or losses on sales of equity securities classified as available-for-sale during fiscal 2019 or fiscal 2018.  The increase in gross unrealized gains on equity securities classified as available-for-sale of $1,087,000, net of deferred  taxes of $228,000 was included in Shareholders' Equity at April 30, 2019.  The increase in gross unrealized gains on equity securities classified as available-for-sale of $282,000, net of deferred  tax benefit of $42,000 was included in Shareholders' Equity at April 30, 2018.

The carrying value and fair value of securities available-for-sale at April 30, 2019 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Fair Value
ETFs - equities	$8,541	$2,081	$10,622

The carrying value and fair value of securities available-for-sale at April 30, 2018 were as follows:

($ in thousands)	Cost	Gross Unrealized Holding Gains	Fair Value
ETFs - equities	$8,385	$994	$9,379

Value Line, Inc.
Notes to Consolidated Financial Statements

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

The aggregate cost and fair value at April 30, 2019 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$6,913	$33	$6,946
Due 1 year through 5 years	4,250	10	4,260
Total investment in government debt securities	$11,163	$43	$11,206

The increase in gross unrealized  gains of $46,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $10,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2019.

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

The average yield on the Government debt securities classified as available-for-sale at April 30, 2019 and April 30, 2018 was 2.09% and 1.24%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2019	2018	2017
Dividend income	$257	$226	$193
Interest income	201	103	33
Capital gain distributions from ETFs (1)	-	152	39
Other	46	59	47
Total income from securities transactions, net	$504	$540	$312

(1) Capital gain distributions of $152,000 and $39,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated  Balance Sheets to the Consolidated  Statements of Income in fiscal 2018 and 2017, respectively.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Financial Statements.  Realized gains and losses are recorded on the trade date in the Consolidated Statements of Income when securities are sold, mature or are redeemed.  As of April 30, 2019, the changes in gross unrealized gains of $1,133,000, net of deferred tax expense of $238,000 were recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.  As of April 30, 2018, the changes in gross unrealized gains of $285,000, net of deferred tax benefit of $40,000, were recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2019 and April 30, 2018, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $58,625,000 and $58,233,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

The value of VLI’s investment in EAM at April 30, 2019 and April 30, 2018 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2019	2018	2017
Investment management fees earned from the Value Line Funds, net of waivers shown below	$16,715	$15,988	$14,701
12b-1 fees and other fees, net of waivers shown below	$6,811	$6,455	$5,822
Other income	$273	$171	$205
Investment management fee waivers and reimbursements	$421	$487	$474
12b-1 fee waivers	$654	$754	$923
Value Line’s non-voting revenues interest	$8,260	$8,040	$7,195
EAM's net income (1)	$2,098	$1,492	$1,038

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2019	2018
EAM's total assets	$60,683	$60,203
EAM's total liabilities (1)	(3,547)	(3,128)
EAM's total equity	$57,136	$57,075

(1) At April 30, 2019 and 2018, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $2,420,000 and $2,113,000, respectively.

Note 5 - Variable Interest Entity:

The Company retained a  non-voting revenues interest and a 50% non-voting profits interest in EAM, which was formed, as a result of the Restructuring Transaction on December 23, 2010, to carry on the asset management and mutual fund distribution businesses formerly conducted by the Company.  EAM is considered to be a VIE in relation to the Company.  The Company makes its determination for consolidation of EAM as a VIE based on a qualitative assessment of the purpose and design of EAM, the terms and characteristics of the variable interests in EAM, and the risks EAM is designed to originate and pass through to holders of variable interests.  Other than EAM, the Company does not have an interest in any other VIEs.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2019	$60,683	$58,625	$-	$58,625
As of April 30, 2018	$60,203	$58,233	$-	$58,233

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

	As of April 30,
($ in thousands)	2019	2018

Building and leasehold improvements	$1,013	$1,013
Furniture and equipment	4,042	4,031
	5,055	5,044
Accumulated depreciation and amortization	(3,909)	(3,673)
Total property and equipment, net	$1,146	$1,371

Note 7 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2019	2018	2017
Current tax expense:
Federal	$2,964	$3,853	$6,360
State and local	600	365	469
Current tax expense	3,564	4,218	6,829
Deferred tax expense (benefit):
Federal	(650)	(7,021)	(1,299)
State and local	1,162	(37)	(412)
Deferred tax expense (benefit):	512	(7,058)	(1,711)
Income tax provision	$4,076	$(2,840)	$5,118

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense for the twelve months ended April 30, 2019 using the Federal Tax Rate of 21%, and computed its income tax expense for the  twelve months ended April 30, 2018 using a blended Federal Income tax rate of 30.33%.  The 21% Federal Tax Rate applies to the full fiscal year ending April 30, 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2019, April 30, 2018 and April 30, 2017 were 26.81%, (23.87%) and 33.05%, respectively.  The overall change in the effective Federal tax rate during the twelve months ended April 30, 2019 and April 30, 2018 is primarily a result of the reduced Federal Tax Rate.  As mentioned above, in fiscal 2018  the U.S. statutory federal corporate income tax rate was reduced from 35% to 21%, which resulted in a tax benefit of 54.51% of pre-tax income for the twelve months ended April 30, 2018, primarily attributable to the effect on the long-term deferred tax liability.  The Company re-calculated its net deferred tax assets and liabilities using the Federal Tax Rate under the Tax Act and allocated it directly to both current and deferred income tax expenses from continuing operations.  In addition, due to evolving state tax legislation, the Company's state and local effective income tax rate, net of Federal income tax benefit, increased from 0.7% of pretax income for the twelve months ended April 30, 2018, to 6.02% of pretax income for the twelve months ended April 30, 2019.  The fluctuation in the effective income tax rate during fiscal 2017 is primarily attributable to the attribution of 100% of the gain on the sale of the Company's operating facility to one tax jurisdiction.

Value Line, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2019	2018
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,658
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	130	119
Unrealized gain on securities held for sale	446	208
Deferred charges	(354)	(331)
Other	(279)	210
Total federal tax liability	10,240	10,492

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,530	1,299
Deferred non-cash post-employment compensation	(74)	(45)
Depreciation and amortization	40	15
Other	(112)	(47)
Total state and local tax liabilities	2,384	1,222
Deferred tax liability, long-term	$12,624	$11,714

The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability is primarily a result of the federal, state and local taxes related to the $50,805,000 gain from deconsolidation of the Company's asset management and mutual fund distribution subsidiaries, partially offset by the long-term tax benefit related to the non-cash post-employment compensation of $1,770,000 granted to VLI's former employee.

The Company uses the effective income tax rate determined to provide for income taxes on a year-to-date basis and reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as a result of the following:

	Fiscal Years Ended April 30,
	2019	2018	2017
U.S. statutory federal tax rate	21.00%	30.33%	35.00%
Increase (decrease) in tax rate from:
Effect on deferred tax liabilities from federal tax rate reduction to 21%	-	-54.51%	-
State and local income taxes, net of federal income tax benefit	6.02%	0.70%	-0.88%
Effect of dividends received deductions	-0.24%	-0.49%	-0.33%
Domestic production tax credit	-	-	-0.17%
Other, net	0.03%	0.10%	-0.57%
Effective income tax rate	26.81%	-23.87%	33.05%

The Company believes that, as of April 30, 2019, there were no material uncertain tax positions that would require disclosure under GAAP.

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

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2016 through 2018, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities. The Company is presently engaged in a federal tax audit for the fiscal year ended April 30, 2015 and does not expect it to have a material effect on the financial statements.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 8 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2019, 2018 and 2017, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $592,000, $496,000 and $345,000, respectively.  During fiscal 2017 the U.S. Department of Labor Employee Benefits Security Administration examined the Plan for the period May 1, 2010 through March 17, 2016.   As  a result of the examination, the Plan sponsor decided to reimburse the Plan in the amount of $277,000 during fiscal 2017.  The reimbursement was for fees received indirectly by the Plan sponsor from EAM, related to the Plan assets invested in the Value Line Mutual Funds, subsequent to Value Line's divestiture of its asset management and advisory business on December 23, 2010.  Prior to then, Value Line received fees under a class exemption for certain transactions between investment companies and employee benefit plans.  After the corporate restructuring, the fee payments may no longer have qualified under the exemption, and therefore, Value Line decided to pay the fees that it previously collected indirectly from EAM back to the Plan.

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

Future minimum payments, exclusive of potential increases in real estate taxes and operating cost escalations, under operating leases for office space, with remaining terms of one year or more, are as follows:

Fiscal Years Ended April 30,	($ in thousands)

2020	1,399
2021	1,432
2022	1,506
2023	1,597
2024 and thereafter	6,899
$12,833

For the fiscal years ended April 30, 2019, 2018 and 2017, rental expenses were $1,278,000, $1,246,000 and $1,677,000, respectively.

Note 10 - Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, a single customer accounted for a significant portion of the Company's sales in fiscal 2019, 2018 or 2017, and its accounts receivable as of April 30, 2019 or 2018.  During the twelve months ended April 30, 2019, 2018 and 2017, 20.5%, 17.7% and 10.3%, respectively, of total publishing revenues were derived from a single customer as explained in Note 17 - Concentration.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 11 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2019 and April 30, 2018, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Balance Sheets.  As of April 30, 2019 and April 30, 2018 the Company also held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2019 are as follows:

	Fiscal Year Ended April 30, 2019
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on securities	$1,133	$(238)	$895

	$1,133	$(238)	$895

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

During the twelve months ended April 30, 2019 the Company capitalized  $111,000 related to the third party programmers' costs.  The Company  did not incur and did not capitalize expenditures related to the development of software for internal use during the twelve months ended April 30, 2019 or April 30, 2018.  During the twelve months ended April 30, 2017 the Company capitalized  $407,000 related to the development of software for internal use.  Total capitalized software includes $215,000 of internal costs to develop software and $192,000 of third party programmers' costs for the twelve months ended April 30, 2017.  Such costs are capitalized and amortized over the expected useful life of the asset which is 3 to 5 years.  Total amortization expenses for the years ended April 30, 2019, 2018 and 2017 were $131,000, $848,000 and $4,397,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 13 - Treasury Stock and Repurchase Program:

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

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2016 (1)	243,411	$3,040	$12.49	$1,350
Purchases effected in open market (2)	44,924	$741	$16.51	$609
Balance as of April 30, 2017	288,335	$3,781	$13.11	$609
Purchases effected in open market (2)	20,045	$354	$17.67	$255
Balance as of April 30, 2018	308,380	$4,135	$13.41	$-
Purchases effected in open market (2) (3)	28,059	$608	$21.68	$1,438
Balance as of April 30, 2019	336,439	$4,743	$14.10	$1,438

(1) Included 85,219 shares with a total average cost of $1,036,000 that were acquired during the former repurchase program, which was authorized in January 2011 and expired in January 2012;  18,400 shares were acquired prior to the repurchase program authorized in January 2011.

(2) Were acquired during the $3 million repurchase program authorized in September 2012.

(3) Were acquired during the $2 million repurchase program authorized in October 2018.

Note 14 - Copyright Fees:

During the twelve months ended April 30, 2019, copyright fees of $7,437,000 were 16.8% above fiscal 2018.  During the twelve months ended April 30, 2018, copyright fees of $6,365,000 were 44.5% above fiscal 2017.  As of April 30, 2019, total third party sponsored assets were $6.1 billion, as compared to $4.2 billion in assets at April 30, 2018.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Balance Sheets at April 30, 2019 and April 30, 2018, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

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

Note 17 - Concentration:

During the twelve months ended April 30, 2019, 20.5% of total publishing revenues of $36,257,000 were derived from a single customer.  During the twelve months ended April 30, 2018, 17.7% of total publishing revenues of $35,868,000 were derived from a single customer.

Note 18 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At April 30, 2019 and 2018, the Company had $1,597,000 and $2,151,000, respectively, in excess of the FDIC insured limit.

Note 19 - Business Segments:

Prior to December 23, 2010, (the Restructuring Transaction date), the Company operated two reportable business segments: (1) Publishing and (2) Investment Management. The Publishing segment, the Company's only reportable segment subsequent to the Restructuring Transaction date, produces investment periodicals and related publications (retail and institutional) in both print and digital form, and includes Value Line copyrights and Value Line Proprietary Ranking System results and other proprietary information.

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