Form 10-Q
period 2019-07-31
VALUE LINE INC
filed 2019-09-13
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission File Number: 0-11306

VALUE LINE, INC.

(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176-0001
(Address of principal executive offices)	(Zip Code)

(212) 907-1500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value per share	VALU	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2019

Common stock, $0.10 par value per share	9,658,740 shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2019	2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $3,080 and $5,617, respectively)	$3,718	$6,493
Securities available-for-sale	22,585	21,828
Accounts receivable, net of allowance for doubtful accounts of $24 and $22, respectively	3,750	1,504
Prepaid and refundable income taxes	-	254
Prepaid expenses and other current assets	1,258	1,335
Total current assets	31,311	31,414

Long term assets:
Investment in EAM Trust	58,971	58,625
Restricted money market investment	469	469
Property and equipment, net	10,383	1,146
Capitalized software and other intangible assets, net	115	134
Total long term assets	69,938	60,374

Total assets	$101,249	$91,788

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,466	$2,068
Accrued salaries	1,136	1,211
Dividends payable	1,932	1,933
Accrued taxes on income	1,141	180
Operating lease obligation	925	-
Unearned revenue	18,593	20,008
Total current liabilities	25,193	25,400

Long term liabilities:
Unearned revenue	4,901	5,475
Operating lease obligation	9,157	-
Deferred charges	-	765
Deferred income taxes	12,722	12,624
Total long term liabilities	26,780	18,864
Total liabilities	51,973	44,264

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	50,356	48,598
Treasury stock, at cost (340,296 and 336,439 shares, respectively)	(4,835)	(4,743)
Accumulated other comprehensive income, net of tax	1,764	1,678
Total shareholders' equity	49,276	47,524

Total liabilities and shareholders' equity	$101,249	$91,788

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended
	July 31,
	2019	2018

Revenues:
Investment periodicals and related publications	$7,033	$7,292
Copyright fees	2,584	1,679
Total publishing revenues	9,617	8,971

Expenses:
Advertising and promotion	943	920
Salaries and employee benefits	4,385	4,479
Production and distribution	1,165	1,315
Office and administration	1,099	987
Total expenses	7,592	7,701
Income from operations	2,025	1,270

Revenues and profits interests in EAM Trust	2,871	2,271
Income from securities transactions, net	141	114
Income before income taxes	5,037	3,655
Income tax provision	1,347	551
Net income	$3,690	$3,104

Earnings per share, basic & fully diluted	$0.38	$0.32

Weighted average number of common shares	9,660,631	9,689,442

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2019	2018

Net income	$3,690	$3,104

Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes	86	426
Other comprehensive income	86	426
Comprehensive income	$3,776	$3,530

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,690	$3,104

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	108
Non-voting revenues interest in EAM Trust	(2,588)	(1,968)
Non-voting profits interest in EAM Trust	(283)	(303)
Distributions received from EAM Trust	2,525	2,188
Deferred income taxes	61	(271)
Deferred rent	28	(23)
Other, net	-	(15)
Changes in operating assets and liabilities:
Unearned revenue	(1,989)	(1,396)
Accounts payable & accrued expenses	(602)	(706)
Accrued salaries	(75)	(94)
Accrued taxes on income	975	344
Prepaid and refundable income taxes	254	437
Prepaid expenses and other current assets	77	50
Accounts receivable	(2,246)	(26)
Total adjustments	(3,792)	(1,675)
Net cash (used in)/provided by operating activities	(102)	1,429

Cash flows from investing activities:
Purchase of equity securities	(399)	-
Purchases of fixed income securities classified as available-for-sale	(3,222)	(2,123)
Proceeds from sales of fixed income securities classified as available-for-sale	2,973	1,637
Acquisition of property and equipment	-	(5)
Net cash used in investing activities	(648)	(491)

Cash flows from financing activities:
Purchase of treasury stock at cost	(92)	(46)
Dividends paid	(1,933)	(1,841)
Net cash used in financing activities	(2,025)	(1,887)
Net change in cash and cash equivalents	(2,775)	(949)
Cash, cash equivalents and restricted cash at beginning of period	6,962	6,410
Cash, cash equivalents and restricted cash at end of period	$4,187	$5,461

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2019
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2019	10,000,000	$1,000	$991	(336,439)	$(4,743)	$48,598	$1,678	$47,524

Net income						3,690		3,690
Change in unrealized gains on securities, net of taxes							86	86
Purchase of treasury stock				(3,857)	(92)			(92)
Dividends declared						(1,932)		(1,932)
Balance at July 31, 2019	10,000,000	$1,000	$991	(340,296)	$(4,835)	$50,356	$1,764	$49,276

Dividends declared per common share were $0.20 for the three months ending July 31, 2019.

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
July 31, 2019
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

The Consolidated Condensed Balance Sheets as of July 31, 2019 and April 30, 2019, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the SEC on July 25, 2019 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
July 31, 2019
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

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial position a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. The firm adopted this ASU in May 2019 under a modified retrospective approach (see Note 12).

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
July 31, 2019
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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,080	$-	$-	$3,080
Securities available-for-sale	22,585	-	-	22,585
	$25,665	$-	$-	$25,665

	As of April 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,617	$-	$-	$5,617
Securities available-for-sale	21,828	-	-	21,828
	$27,445	$-	$-	$27,445

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2019 and April 30, 2019, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2019 and April 30, 2019, cash equivalents included $3,080,000 and $5,617,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2019
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

As of July 31, 2019 and April 30, 2019, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL) and iShares Select Dividend ETF (DVY) was  $8,940,000 and $8,541,000, respectively, and the fair value was $11,112,000 and $10,622,000, respectively.

There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2019 or July 31, 2018.  The increase in gross unrealized gains on equity securities classified as available-for-sale of $90,000, net of deferred  taxes of $19,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at July 31, 2019.  The increase in gross unrealized gains on equity securities classified as available-for-sale of $538,000, net of deferred  taxes of $113,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at July 31, 2018.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements.  Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed.  As of July 31, 2019 and April 30, 2019, accumulated other comprehensive income included unrealized  gains of $2,172,000 and $2,082,000, net of deferred taxes of $456,000 and $437,000, respectively.

The carrying value and fair value of securities available-for-sale at July 31, 2019 were as follows:

		Gross Unrealized
($ in thousands)	Cost	Holding Gains	Fair Value
ETFs - equities	$8,940	$2,172	$11,112

The carrying value and fair value of securities available-for-sale at April 30, 2019 were as follows:

		Gross Unrealized
($ in thousands)	Cost	Holding Gains	Fair Value
ETFs - equities	$8,541	$2,081	$10,622

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.  The aggregate cost and fair value at July 31, 2019 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$6,411	$35	$6,446
Due 1 year through 5 years	5,000	27	5,027
Total investment in government debt securities	$11,411	$62	$11,473

The aggregate cost and fair value at April 30, 2019 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$6,913	$33	$6,946
Due 1 year through 5 years	4,250	10	4,260
Total investment in government debt securities	$11,163	$43	$11,206

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2019
(Unaudited)

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2019 and July 31, 2018, were $2,973,000 and $1,637,000, respectively.  The increase in gross unrealized gains of $18,000 on fixed income securities classified as available-for-sale net of deferred income tax of $4,000, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of July 31, 2019.  The decrease in gross unrealized  losses of $2,000 on fixed income securities classified as available-for-sale net of deferred income tax of $1,000, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of July 31, 2018.   As of July 31, 2019 and April 30, 2019, accumulated other comprehensive income included unrealized  gains of $61,000 and $43,000, net of deferred taxes of $13,000  and $9,000, respectively.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2019 and April 30, 2019 was 2.41% and 2.09%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2019	2018
Dividend income	$70	$67
Interest income	71	35
Other	-	12
Total income from securities transactions, net	$141	$114

Investment in Unconsolidated Entities:
Equity Method Investment:

As of July 31, 2019 and April 30, 2019, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $58,971,000 and $58,625,000, respectively.

The value of VLI’s investment in EAM at July 31, 2019 and April 30, 2019 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements.  EAM did not record any impairment losses for its assets during the fiscal years 2020 or 2019.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2019	2018
Investment management fees earned from the Value Line Funds, net of waivers shown below	$5,147	$4,109
12b-1 fees and other fees, net of waivers shown below	$1,979	$1,704
Other income	$53	$71
Investment management fee waivers and reimbursements	$109	$111
12b-1 fee waivers	$173	$159
Value Line’s non-voting revenues interest	$2,588	$1,968
EAM's net income (1)	$566	$606

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2019
(Unaudited)

	July 31,	April 30,
($ in thousands)	2019	2019
	(unaudited)
EAM's total assets	$61,366	$60,683
EAM's total liabilities (1)	(4,478)	(3,547)
EAM's total equity	$56,888	$57,136

(1) At July 31, 2019 and April 30, 2019, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $2,843,000 and $2,420,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2019 (unaudited)	$61,366	$58,971	$-	$58,971
As of April 30, 2019	$60,683	$58,625	$-	$58,625

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

	Three Months Ended July 31,
($ in thousands)	2019	2018
Cash and cash equivalents	$3,718	$4,992
Restricted cash	469	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$4,187	$5,461

Income Tax Payments:

The Company made income tax payments as follows:

	Three Months Ended July 31,
($ in thousands)	2019	2018
State and local income tax payments	$49	$102
Federal income tax payments to the Parent	-	-

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2019
(Unaudited)

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2019 and July 31, 2018, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $132,000 and $107,000, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2019 and July 31, 2018, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2019 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$109	$(23)	$86
	$109	$(23)	$86

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2019, were $3.42 billion, 28.6% above total assets of $2.66 billion in the Value Line Funds managed and/or distributed  by EAM at July 31, 2018.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2020 was 50.71%.

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

	Three Months Ended July 31,
($ in thousands)	2019	2018
Non-voting revenues interest in EAM	$2,588	$1,968
Non-voting profits interest in EAM	283	303
	$2,871	$2,271

At July 31, 2019, the Company's investment in EAM includes a receivable of $2,843,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That sum was subsequently paid.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2019
(Unaudited)

Transactions with Parent:

During the three months ended July 31, 2019 and July 31, 2018, the Company was reimbursed $75,000 and $73,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2019 and April 30, 2019.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  The Company didn't make any federal tax payments to the Parent during the three months ended July 31, 2019 or July 31, 2018.

As of July 31, 2019, the Parent owned 89.38% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2019	2018
Current tax expense:
Federal	$990	$734
State and local	296	88
Current tax expense	1,286	822
Deferred tax expense (benefit):
Federal	(16)	-
State and local	77	(271)
Deferred tax expense (benefit):	61	(271)
Income tax provision	$1,347	$551

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2020 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2019 and July 31, 2018 were 26.74% and 15.07%, respectively.  The increase in the effective Federal tax rate during the quarter ended July 31, 2019 is primarily a result of an increase in the state and local income taxes as a result of changes in state and local tax legislation and the offset of a lowering of NYC tax allocation factor on deferred taxes in fiscal 2019.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2019	2019
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	122	130
Unrealized gain on securities held for sale	469	446
Deferred charges	(343)	(354)
Other	(296)	(279)
Total federal tax liability	10,249	10,240

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,619	2,530
Deferred non-cash post-employment compensation	(91)	(74)
Depreciation and amortization	31	40
Other	(86)	(112)
Total state and local tax liabilities	2,473	2,384
Deferred tax liability, long-term	$12,722	$12,624

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
July 31, 2019
(Unaudited)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2019	2018
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	5.84%	(5.70)%
Effect of dividends received deductions	(0.20)%	(0.27)%
Other, net	0.10%	0.04%
Effective income tax rate	26.74%	15.07%

The Company believes that, as of July 31, 2019, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	July 31,	April 30,
($ in thousands)	2019	2019
Building and leasehold improvements	$1,013	$1,013
Operating Lease - Right-of use Asset	9,289	-
Furniture and equipment	4,042	4,042
	14,344	5,055
Accumulated depreciation and amortization	(3,961)	(3,909)
Total property and equipment, net	$10,383	$1,146

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed for Internal Use”.  SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software’s estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the three months ended July 31, 2019 and July 31, 2018, were $19,000 and $44,000, respectively.

The Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use during the three months ended July 31, 2019 or July 31, 2018.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2019
(Unaudited)

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2019 (1), (2), (3)	336,439	$4,743	$14.10	$1,438
Purchases effected in open market during the quarters ended (2):

May 31, 2019	2,409	56	23.21	1,382
June 30, 2019	1,448	36	24.98	1,346
July 31, 2019	-	-	-	1,346
Balance as of July 31, 2019 (2) (3)	340,296	$4,835	$14.21	$1,346

(1) Includes 85,219 shares that were acquired during the former repurchase program which was authorized in January 2011 and expired in January 2012; 18,400 shares were acquired prior to January 2011.

(2) Includes 207,047 shares that were acquired during the $3 million repurchase program which was authorized in September 2012 and expired in October 2018.

(3) Includes 25,773 shares that were acquired during the $2 million repurchase program which was authorized in October 2018.

Note 12 - Leases :

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial position a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. The firm adopted this ASU in May 2019 under a modified retrospective approach.

The Company adopted ASU 2016-02 using a modified retrospective transition approach as of the Effective Date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. May 1, 2019). The Company has elected to employ the transitionary relief offered by the FASB and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized.

The Company leases office space in New York, NY and a warehouse and appurtenant office space in Lyndhurst, NJ. The Company has evaluated these leases and determined that they are operating leases under the definitions of the guidance of ASU 2016-02.

The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of July 31, 2019, the Company had a long-term lease asset of $9,289,000 recorded in property and equipment in its consolidated condensed balance sheets.

The Company will recognize lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense will be presented as part of continuing operations in the consolidated condensed statements of income. For the three months ended July 31, 2019, the Company recognized $397,000 in lease expense.

For the three months ended July 31, 2019, the Company paid $347,000 in rent relating to the leases. As a payment arising from an operating lease, the $347,000 will be classified within operating activities in the consolidated condensed statements of cash flows.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2019
(Unaudited)

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of July 31, 2019:

Fiscal years ended April 30,	(in thousands)
2020 *	$1,052
2021	1,432
2022	1,506
2023	1,597
2024	1,634
Thereafter	5,265
Total undiscounted future minimum lease payments	12,486
Less: difference between undiscounted lease payments & the present value of future lease payments	2,404
Total operating lease liabilities	$10,082

* Excludes the three months ended July 31, 2019

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2019, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit (“LOC”) in the amount of $469,000 issued to the sublandlord as a security deposit for the Company’s New York City leased corporate office facility.

Note 14 - Concentration:

During the three months ended July 31, 2019, 26.9% of total publishing revenues of $9,617,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2019 and July 31, 2018, the Company had $737,000 and $899,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2019; and other risks and uncertainties arising from time to time.

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

Business Environment

The long business expansion still appears to be rather securely in place as summer ends and fall begins. However, the acceleration in economic activity experienced last year, when the benefits of the Administration's major tax cut effected earlier were peaking, has run its course, and growth has moved onto a slower track. This moderating trend was seen in the second quarter of this year when growth slowed to 2.0%. Now, even with retail activity still reasonably strong, GDP growth is likely to move along at a pedestrian 2%, or so, during the next several quarters.

Behind this more deliberate pace of activity lie sharp declines in business and consumer sentiment and the first contraction in manufacturing activity in three years. Much of this latter shortfall is a consequence of the trade impasse between the United States and China. The recent imposition of additional tariffs on each country by the other will not lessen the conflict for certain. Although a diminution in trade tensions still seems possible eventually, the situation likely will remain unresolved for some time.

Through it all, it seems quite possible that we will muddle though without a business downturn for a year or two yet. Still, the margin for error is getting smaller, and a notable deterioration on the trade front, or a sustained downturn in sentiment could bring about such a reversal. For now, though, our thinking is that the economy will continue to amble forward in unimposing fashion into 2020.

Looking at the investment situation, it was negative trade talk on the one hand and the prospect of additional interest rate reductions by the Federal Reserve on the other that have contributed to a sharp back-and-forth pattern in the stock market in the past several months. Given the apparent sustainability of these two trends, we would expect further market choppiness to evolve before Wall Street presses forward strongly again.

Results of Operations for the Three Months Ended July 31, 2019 and July 31, 2018

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2019	2018	Change
Income from operations	$2,025	$1,270	59.4%
Non-voting revenues and non-voting profits interests from EAM Trust	2,871	2,271	26.4%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$4,896	$3,541	38.3%
Operating expenses	$7,592	$7,701	-1.4%
Income from securities transactions, net	$141	$114	23.7%
Income before income taxes	$5,037	$3,655	37.8%
Net income	$3,690	$3,104	18.9%
Earnings per share	$0.38	$0.32	18.8%

During the three months ended July 31, 2019, the Company’s income from operations of $2,025,000 was 59.4% above income from operations of $1,270,000 during the three months ended July 31, 2018. During the three months ended July 31, 2019, there were 9,660,631 average common shares outstanding as compared to 9,689,334 average common shares outstanding during the three months ended July 31, 2018. For the three months ended July 31, 2019, operating expenses were well controlled and decreased 1.4% below those during the three months ended July 31, 2018. During the three months ended July 31, 2019, the Company’s net income of $3,690,000, or $0.38 per share, was 18.9% above net income of $3,104,000, or $0.32 per share, for the three months ended July 31, 2018. The largest factors in the increase in net income during the three months ended July 31, 2019, compared to the prior fiscal year were an increase in copyright fees, an increase from revenues and profits interests in EAM Trust and well controlled overall expenses.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2019	2018	Change
Investment periodicals and related publications:
Print	$3,181	$3,393	-6.2%
Digital	3,852	3,899	-1.2%
Total investment periodicals and related publications	7,033	7,292	-3.6%
Copyright fees	2,584	1,679	53.9%
Total publishing revenues	$9,617	$8,971	7.2%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

  Sources of subscription sales

	Three Months Ended July 31,
	2019		2018
	Print	Digital	Print	Digital
New Sales	12.1%	21.0%	15.8%	14.9%
Conversion and Renewal Sales	87.9%	79.0%	84.2%	85.1%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2019 new sales of digital publications increased as a percent of the total gross digital sales versus the prior fiscal year due to an increase in new Institutional gross sales of digital publications. During the three months ended July 31, 2019 new sales of print publications decreased as a percent of the total gross print sales versus the prior fiscal year due to a decrease in new gross sales of print publications.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2019	2019	2018	July-19 vs. Apr-19	July-19 vs. July-18
Unearned subscription revenue (current and long-term liabilities)	$23,494	$25,483	$24,129	-7.8%	-2.6%

Unearned subscription revenue as of July 31, 2019 is 2.6% below July 31, 2018 and is 7.8% below April 30, 2019. A certain amount of variation is to be expected due to the level and timing of advertising for order generation, the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $7,033,000 decreased 3.6%, during the three months ended July 31, 2019, as compared to the prior fiscal year. The Company continued activity to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at July 31, 2019 was 4.6% below total product line circulation at July 31, 2018. During the three months ended July 31, 2019 Institutional Sales department generated total sales orders of $2,420,000 and the retail telemarketing sales team generated total sales orders of $1,738,000.

Total print circulation at July 31, 2019 was 5.1% below the total print circulation at July 31, 2018. Print publication revenues of $3,181,000 decreased 6.2% during the three months ended July 31, 2019 as compared to the prior fiscal year. Total digital circulation at July 31, 2019 was 3.7% below total digital circulation at July 31, 2018 and digital publications revenues of $3,852,000 during the three months ended July 31, 2019 were 1.2% below the prior fiscal year.

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

The Value Line proprietary Ranking System results (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. During the six month period ended July 31, 2019, the combined Ranking System “Rank 1 & 2” stocks’ increase of 10.7% outperformed the Russell 2000 Index’s increase of 5.0% during the comparable period. During the twelve month period ended July 31, 2019, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 0.1% compared to the Russell 2000 Index’s decrease of 5.8% during the comparable period.

Copyright fees

During the three months ended July 31, 2019, copyright fees of $2,584,000 were 53.9% above those during the corresponding period in the prior fiscal year.  The largest of the individual ETFs active under Value Line’s copyright program has again earned a five star overall Morningstar rating and a five star Lipper rating.

Investment management fees and services – (unconsolidated)

The Company has substantial non-voting revenues and non-voting profits interests in EAM, the asset manager to the Value Line Mutual Funds.  Since the Company’s interest is non-controlling and non-voting, the Company does not report this operation as a separate business segment, although it maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests.

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2019, were $3.42 billion, which is $760 million, or 28.6%, above total assets of $2.66 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2018. The increase reflects successful investment selection capturing market appreciation and positive net flows for the Value Line Funds, partially offset by net redemptions in eight of the eleven Funds over the twelve month period ended July 31, 2019.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are only distributed within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

Value Line Mutual Funds

	As of July 31,
($ in millions)	2019	2018	Change
Variable annuity assets ("GIAC")	$416	$396	5.1%
All other open end equity and hybrid fund assets	2,898	2,154	34.5%
Total equity and hybrid funds	3,314	2,550	30.0%
Fixed income funds	107	110	-2.7%
Total EAM managed net assets	$3,421	$2,660	28.6%

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund.

As of July 31, 2019, five of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. As of July 31, 2018, four of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

Several of the Value Line Funds have received national recognition. The Value Line Asset Allocation Fund had the best performance for 2018 of any allocation fund in Morningstar’s allocation categories. The Value Line Mid-Cap Focused Fund, the Value Line Small Cap Opportunities Fund and the Value Line Capital Appreciation Fund have been named “Category Kings” in The Wall Street Journal in multiple months in recent years. In 2019 the Value Line Mid-Cap Focused Fund reached the Journal’s Winner’s Circle for U.S. equity funds.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the three months ended July 31, 2019, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $5,147,000, 12b-1 fees and other fees of $1,979,000 and other income of $53,000. For the same period, total investment management fee waivers were $109,000 and 12b-1 fee waivers for three Value Line Funds were $173,000. During the three months ended July 31, 2019, EAM's net income was $566,000 after giving effect to Value Line’s non-voting revenues interest of $2,588,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of July 31, 2019, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds assets represent 84.7%, variable annuity funds issued by GIAC represent 12.2%, and fixed income fund assets represent 3.1%, respectively, of total fund assets under management (“AUM”) as of July 31, 2019. At July 31, 2019, equity, hybrid and GIAC variable annuities AUM increased by 30.0% and fixed income AUM decreased by 2.7% as compared to fiscal 2019.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2020 was 50.71%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2019	2018	Change
Non-voting revenues interest	$2,588	$1,968	31.5%
Non-voting profits interest	283	303	-6.6%
	$2,871	$2,271	26.4%

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2019	2018	Change
Advertising and promotion	$943	$920	2.5%
Salaries and employee benefits	4,385	4,479	-2.1%
Production and distribution	1,165	1,315	-11.4%
Office and administration	1,099	987	11.3%
Total expenses	$7,592	$7,701	-1.4%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $7,592,000 during the three months ended July 31, 2019 were 1.4% below those during the three months ended July 31, 2018. Production and distribution expense categories decreased 11.4% as a result of cost controls and a decline in amortization of internally developed software during the three months ended July 31, 2019.

Advertising and promotion

During the three months ended July 31, 2019, advertising and promotion expenses of $943,000 increased 2.5% as compared to the prior fiscal year. During the three months ended July 31, 2019, a $47,000 increase in media marketing expenses and institutional sales promotion was offset by a $40,000 decrease in direct mail expenses. During the three months ended July 31, 2019 sales commissions increased 4.4% as compared to fiscal 2019.

Salaries and employee benefits

During the three months ended July 31, 2019, salaries and employee benefits of $4,385,000 decreased 2.1% below the prior fiscal year primarily due to decreases in salaries and employee benefits in the Information Technology department (“IT”), reflecting completion of certain initiatives to upgrade operating systems.

Production and distribution

During the three months ended July 31, 2019, production and distribution expenses of $1,165,000 decreased 11.4% below the prior fiscal year. During the three months ended July 31, 2019, a decrease of $86,000 was attributable to a decline in amortization of internally developed software costs related to digital security and publication production software as compared to fiscal 2019. In fiscal 2020 printing and distribution costs decreased $53,000 due to a 5.1% decrease in print circulation during the three months ended July 31, 2019.

Office and administration

During the three months ended July 31, 2019, office and administrative expenses of $1,099,000 increased 11.3% above the prior fiscal year. The increase during the three months ended July 31, 2019 was primarily a result of an increase in professional fees and an increase in operating lease amortization expense in fiscal 2020.

Concentration

During the three months ended July 31, 2019, 26.9% of total publishing revenues of $9,617,000 were derived from a single customer.

Income from Securities Transactions, net

During the three months ended July 31, 2019 and July 31, 2018, the Company’s income from securities transactions, net, primarily derived from dividend and interest income, was $141,000 and $114,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2019 and July 31, 2018, were $2,973,000 and $1,637,000, respectively. There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2019 or July 31, 2018.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2019 and July 31, 2018 were 26.74% and 15.07%, respectively. The increase in the overall change in the effective Federal tax rate during the quarter ended July 31, 2019 is primarily a result of an increase in the state and local income taxes as a result of changes in state and local tax legislation and the offset of a lowering of NYC tax allocation factor on deferred taxes in fiscal 2019. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Leases

The FASB issued ASU 2016-02, “Leases (Topic 842)”, in February 2016. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also requires certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASU 2016-02 using a modified retrospective transition approach as of the Effective Date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. May 1, 2019). The Company has elected to employ the transitionary relief offered by the FASB and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized.

The Company leases office space in New York, NY and a warehouse and appurtenant office space in Lyndhurst, NJ. The Company has evaluated these leases and determined that they are operating leases under the definitions of the guidance of ASU 2016-02.

The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $6,118,000 as of July 31, 2019 and $6,014,000 as of April 30, 2019. These amounts include short-term unearned revenue of $18,593,000 and $20,008,000 reflected in total current liabilities at July 31, 2019 and April 30, 2019, respectively. Cash and short-term securities were $26,303,000 and $28,321,000 as of July 31, 2019 and April 30, 2019, respectively.

The Company’s cash and cash equivalents include $3,080,000 and $5,617,000 at July 31, 2019 and April 30, 2019, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash outflows from operating activities of $102,000 during the three months ended July 31, 2019 compared to cash inflows from operating activities of $1,429,000 during the three months ended July 31, 2018.  The decrease in cash inflows from fiscal 2019 to fiscal 2020 is primarily attributable to timing of the receipt of copyright fees as compared to the prior fiscal year and the decline in unearned publishing subscriber orders.

Cash from investing activities

The Company’s cash outflows from investing activities of $648,000 during the three months ended July 31, 2019 compared to cash outflows from investing activities of $491,000 for the three months ended July 31, 2018.  Cash outflows for the three months ended July 31, 2019 were higher than in fiscal 2019 primarily due to the additional equity securities investments in fiscal 2020.

Cash from financing activities

During the three months ended July 31, 2019, the Company’s cash outflows from financing activities were $2,025,000 and compared to cash outflows from financing activities of $1,887,000 for the three months ended July 31, 2018. Cash outflows for financing activities included $92,000 and $46,000 for the repurchase of 3,857 shares and 2,286 shares of the Company’s common stock under the October 19, 2018 and the September 19, 2012 board approved common stock repurchase programs, during fiscal years 2020 and 2019, respectively. Quarterly dividend payments of $0.20 per share during fiscal 2020 aggregated $1,933,000 and compared to quarterly dividend payments of $0.19 per share during fiscal 2019 which aggregated $1,841,000.

At July 31, 2019 there were 9,659,704 common shares outstanding as compared to 9,689,442 common shares outstanding at July 31, 2018. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of July 31, 2019, and April 30, 2019, retained earnings were $50,356,000 and $48,598,000, respectively, and liquid assets were $26,303,000 and $28,321,000, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial position a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. The firm adopted this ASU in May 2019 under a modified retrospective approach (see Note 12).

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

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms delivering items by common carrier into a state where it had no physical presence from having to collect sales tax in such state. The Company is complying with applicable state laws.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of July 31, 2019 and April 30, 2019 the aggregate cost of fixed income securities classified as available-for-sale were $11,411,000 and $11,163,000, respectively, and fair value was $11,473,000 and $11,206,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)

	(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of July 31, 2019
Investments in securities with fixed maturities	$11,473	$11,568	$11,600	$11,721	$11,676

As of April 30, 2019
Investments in securities with fixed maturities	$11,206	$11,476	$11,446	$11,493	$11,451

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

As of July 31, 2019 and April 30, 2019, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL) and iShares Select Dividend ETF (DVY) was $8,940,000 and $8,541,000, respectively, and the fair value was $11,112,000 and $10,622,000, respectively.

Equity Securities					Hypothetical
Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of July 31, 2019	Equity Securities and ETFs held for dividend yield	$11,112	30% increase	$14,446	5.34%
			30% decrease	$7,778	-5.34%

Equity Securities					Hypothetical
Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2019	Equity Securities and ETFs held for dividend yield	$10,622	30% increase	$13,809	5.30%
			30% decrease	$7,436	-5.30%

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 filed with the SEC on July 25, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2019. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2019	2,409	$23.21	2,409	$1,382,000
June 1 - 30, 2019	1,448	24.98	1,448	1,346,000
July 1 - 31, 2019	-	-	-	1,346,000
Total	3,857	$23.88	3,857	$1,346,000

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

Date: September 13, 2019