Form 10-Q
period 2019-10-31
VALUE LINE INC
filed 2019-12-13
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to __________________________________

Commission File Number: 0-11306

VALUE LINE, INC.

(Exact name of registrant as specified in its charter)

New York	13-3139843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176-0001
(Address of principal executive offices)	(Zip Code)

(212) 907-1500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each Exchange on which registered
Common stock, $0.10 par value per share	VALU	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2019
Common stock, $0.10 par value per share	9,641,547 shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	October 31,	April 30,
	2019	2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $3,955 and $5,617, respectively)	$4,631	$6,493
Securities available-for-sale	21,690	21,828
Accounts receivable, net of allowance for doubtful accounts of $24 and $22, respectively	4,320	1,504
Prepaid and refundable income taxes	54	254
Prepaid expenses and other current assets	1,064	1,335
Total current assets	31,759	31,414

Long term assets:
Investment in EAM Trust	59,186	58,625
Restricted money market investment	469	469
Property and equipment, net	10,092	1,146
Capitalized software and other intangible assets, net	99	134
Total long term assets	69,846	60,374

Total assets	$101,605	$91,788

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,518	$2,068
Accrued salaries	1,087	1,211
Dividends payable	1,931	1,933
Accrued taxes on income	-	180
Operating lease obligation	925	-
Unearned revenue	18,040	20,008
Total current liabilities	23,501	25,400

Long term liabilities:
Unearned revenue	4,709	5,475
Operating lease obligation	8,942	-
Deferred charges	-	765
Deferred income taxes	12,922	12,624
Total long term liabilities	26,573	18,864
Total liabilities	50,074	44,264

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	52,636	48,598
Treasury stock, at cost (352,932 and 336,439 shares, respectively)	(5,136)	(4,743)
Accumulated other comprehensive income, net of tax	2,040	1,678
Total shareholders' equity	51,531	47,524

Total liabilities and shareholders' equity	$101,605	$91,788

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Revenues:
Investment periodicals and related publications	$6,949	$7,262	$13,982	$14,554
Copyright fees	3,131	1,789	5,715	3,468
Total publishing revenues	10,080	9,051	19,697	18,022

Expenses:
Advertising and promotion	702	642	1,645	1,562
Salaries and employee benefits	4,391	4,268	8,776	8,747
Production and distribution	1,245	1,268	2,410	2,583
Office and administration	1,113	1,113	2,212	2,100
Total expenses	7,451	7,291	15,043	14,992
Income from operations	2,629	1,760	4,654	3,030

Revenues and profits interests in EAM Trust	3,058	2,384	5,929	4,655
Income from securities transactions, net	143	123	284	237
Income before income taxes	5,830	4,267	10,867	7,922
Income tax provision	1,619	965	2,966	1,516
Net income	$4,211	$3,302	$7,901	$6,406

Earnings per share, basic & fully diluted	$0.44	$0.34	$0.82	$0.66

Weighted average number of common shares	9,656,836	9,689,334	9,658,734	9,689,388

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Net income	$4,211	$3,302	$7,901	$6,406

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities, net of taxes	276	(245)	362	181
Other comprehensive income (loss)	276	(245)	362	181
Comprehensive income	$4,487	$3,057	$8,263	$6,587

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended
	October 31,
	2019	2018
Cash flows from operating activities:
Net income	$7,901	$6,406

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137	201
Non-voting revenues interest in EAM Trust	(5,356)	(4,063)
Non-voting profits interest in EAM Trust	(573)	(592)
Distributions received from EAM Trust	5,368	4,467
Deferred income taxes	218	(249)
Deferred rent	56	(45)
Other, net	-	(30)
Changes in operating assets and liabilities:
Unearned revenue	(2,734)	(2,324)
Accounts payable & accrued expenses	(550)	(568)
Accrued salaries	(124)	(267)
Accrued taxes on income	(196)	-
Prepaid and refundable income taxes	200	406
Prepaid expenses and other current assets	271	157
Accounts receivable	(2,816)	(83)
Total adjustments	(6,099)	(2,990)
Net cash provided by operating activities	1,802	3,416

Cash flows from investing activities:
Purchases of equity securities classified as available-for-sale	(906)	-
Purchases of fixed income securities classified as available-for-sale	(3,472)	(5,624)
Proceeds from sales of fixed income securities classified as available-for-sale	4,974	4,638
Acquisition of property and equipment	(2)	(6)
Expenditures for capitalized software	-	(52)
Net cash provided by/(used in) investing activities	594	(1,044)

Cash flows from financing activities:
Purchase of treasury stock at cost	(393)	(46)
Dividends paid	(3,865)	(3,682)
Net cash used in financing activities	(4,258)	(3,728)
Net change in cash and cash equivalents	(1,862)	(1,356)
Cash, cash equivalents and restricted cash at beginning of period	6,962	6,410
Cash, cash equivalents and restricted cash at end of period	$5,100	$5,054

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Six Months Ended October 31, 2019
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2019	10,000,000	$1,000	$991	(336,439)	$(4,743)	$48,598	$1,678	$47,524

Net income						7,901		7,901
Change in unrealized gains on securities, net of taxes							362	362
Purchase of treasury stock				(16,493)	(393)			(393)
Dividends declared						(3,863)		(3,863)
Balance at October 31, 2019	10,000,000	$1,000	$991	(352,932)	$(5,136)	$52,636	$2,040	$51,531

Dividends declared per share were $0.20 for each of the three months ending July 31, 2019 and October 31, 2019.

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
October 31, 2019
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

The Consolidated Condensed Balance Sheets as of October 31, 2019 and April 30, 2019, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the SEC on July 25, 2019    (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Revenue Recognition:

Depending upon the product, subscription fulfillment for Value Line periodicals and related publications is available in print or digitally, via internet access.  The length of a subscription varies by product and offer received by the subscriber.  Generally, subscriptions are offered as annual subscriptions with the majority of subscriptions paid in advance.  Subscription revenues, net of discounts, are recognized ratably on a straight line basis when the product is served to the client over the life of the subscription.  Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheets are shown as unearned revenue within current and long-term liabilities.

Copyright fees are derived from providing certain Value Line trademarks and the Value Line Proprietary Ranking System results to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds ("ETFs"). The Company earns asset-based copyright fees upon delivery of the product to the customer as specified in the individual agreements. Revenue is recognized monthly and received either quarterly or in advance over the term of the agreement and, because it is asset-based, will fluctuate as the market value of the underlying portfolio increases or decreases in value.

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
October 31, 2019
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

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”.  This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial position a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. The Company adopted this ASU in May 2019 under a modified retrospective approach (see Note 12).

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
October 31, 2019
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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of October 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,955	$-	$-	$3,955
Securities available-for-sale	21,690	-	-	21,690
	$25,645	$-	$-	$25,645

	As of April 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,617	$-	$-	$5,617
Securities available-for-sale	21,828	-	-	21,828
	$27,445	$-	$-	$27,445

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2019 and April 30, 2019, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2019, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2019 and April 30, 2019, cash equivalents included $3,955,000 and $5,617,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2019
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

As of October 31, 2019 and April 30, 2019, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL) and iShares Select Dividend ETF (DVY) was  $9,447,000 and $8,541,000, respectively, and the fair value was $11,932,000 and $10,622,000, respectively.

There were no sales or proceeds from sales of equity securities during the six months ended October 31, 2019 or October 31, 2018.  The increase in gross unrealized gains on equity securities classified as available-for-sale of $403,000, net of deferred  taxes of $84,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at October 31, 2019.  The increase in gross unrealized gains on equity securities classified as available-for-sale of $227,000, net of deferred  taxes of $48,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at October 31, 2018.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements.  Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed.  As of October 31, 2019 and April 30, 2019, accumulated other comprehensive income included unrealized  gains of $2,485,000 and $2,081,000, net of deferred taxes of $522,000 and $437,000, respectively.

The carrying value and fair value of securities available-for-sale at October 31, 2019 were as follows:

		Gross Unrealized
($ in thousands)	Cost	Holding Gains	Fair Value
ETFs - equities	$9,447	$2,485	$11,932

The carrying value and fair value of securities available-for-sale at April 30, 2019 were as follows:

		Gross Unrealized
($ in thousands)	Cost	Holding Gains	Fair Value
ETFs - equities	$8,541	$2,081	$10,622

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.  The aggregate cost and fair value at October 31, 2019 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$7,411	$80	$7,491
Due 1 year through 5 years	2,250	17	2,267
Total investment in government debt securities	$9,661	$97	$9,758

The aggregate cost and fair value at April 30, 2019 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$6,913	$33	$6,946
Due 1 year through 5 years	4,250	10	4,260
Total investment in government debt securities	$11,163	$43	$11,206

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2019
(Unaudited)

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2019 and October 31, 2018, were $4,974,000 and $4,638,000, respectively.  The increase in gross unrealized gains of $54,000 on fixed income securities classified as available-for-sale net of deferred income tax of $11,000, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of October 31, 2019.  The decrease in gross unrealized  losses of $1,700 on fixed income securities classified as available-for-sale net of deferred income tax of $350, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of October 31, 2018.  As of October 31, 2019 and April 30, 2019, accumulated other comprehensive income included unrealized  gains of $97,000 and $43,000, net of deferred taxes of $21,000  and $9,000, respectively.

The average yield on the Government debt securities classified as available-for-sale at October 31, 2019 and April 30, 2019 was 2.25% and 2.09%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2019	2018	2019	2018
Dividend income	$81	$62	$151	$129
Interest income	66	49	137	84
Other	(4)	12	(4)	24
Total income from securities transactions, net	$143	$123	$284	$237

Investment in Unconsolidated Entities:
Equity Method Investment:

As of October 31, 2019 and April 30, 2019, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $59,186,000 and $58,625,000, respectively.

The value of VLI’s investment in EAM at October 31, 2019 and April 30, 2019 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands) (unaudited)	2019	2018	2019	2018
Investment management fees earned from the Value Line Funds, net of waivers shown below	$5,463	$4,181	$10,610	$8,290
12b-1 fees and other fees, net of waivers shown below	$2,086	$1,727	$4,065	$3,431
Other income	$5	$(27)	$58	$44
Investment management fee waivers and reimbursements	$109	$110	$218	$221
12b-1 fee waivers	$166	$175	$339	$334
Value Line’s non-voting revenues interest	$2,768	$2,095	$5,356	$4,063
EAM's net income (1)	$580	$578	$1,146	$1,184

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2019
(Unaudited)

	October 31,	April 30,
($ in thousands)	2019	2019
	(unaudited)
EAM's total assets	$61,701	$60,683
EAM's total liabilities (1)	(4,723)	(3,547)
EAM's total equity	$56,978	$57,136

(1) At October 31, 2019 and April 30, 2019, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $3,028,000 and $2,420,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of October 31, 2019 (unaudited)	$61,701	$59,186	$-	$59,186
As of April 30, 2019	$60,683	$58,625	$-	$58,625

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

	Six months Ended October 31,
($ in thousands)	2019	2018
Cash and cash equivalents	$4,631	$4,585
Restricted cash	469	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$5,100	$5,054

Income Tax Payments:

The Company made income tax payments as follows:

	Six Months Ended October 31,
($ in thousands)	2019	2018
State and local income tax payments	$739	$119
Federal income tax payments to the Parent	1,950	1,300

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2019
(Unaudited)

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the six months ended October 31, 2019 and October 31, 2018, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $263,000 in both years.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of October 31, 2019 and October 31, 2018, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets.  The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2019 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$457	$(95)	$362
	$457	$(95)	$362

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2019, were $3.50 billion, 36% above total assets of $2.57 billion in the Value Line Funds managed and/or distributed  by EAM at October 31, 2018.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the second quarter of fiscal 2020 was 50.71%.

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

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2019	2018	2019	2018
Non-voting revenues interest in EAM	$2,768	$2,095	$5,356	$4,063
Non-voting profits interest in EAM	290	289	573	592
	$3,058	$2,384	$5,929	$4,655

At October 31, 2019, the Company's investment in EAM includes a receivable of $3,028,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That sum was subsequently paid.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2019
(Unaudited)

Transactions with Parent:

During the six months ended October 31, 2019 and October 31, 2018, the Company was reimbursed $191,000 and $188,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at October 31, 2019 and April 30, 2019.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  The Company made federal tax payments of $1,950,000 and  $1,300,000 to the Parent during the six months ended October 31, 2019 and October 31, 2018, respectively.

As of October 31, 2019, the Parent owned 89.50% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2019	2018	2019	2018
Current tax expense:
Federal	$1,143	$871	$2,133	$1,605
State and local	319	72	615	160
Current tax expense	1,462	943	2,748	1,765
Deferred tax expense (benefit):
Federal	(38)	5	(54)	5
State and local	195	17	272	(254)
Deferred tax expense (benefit):	157	22	218	(249)
Income tax provision	$1,619	$965	$2,966	$1,516

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2020 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2019 and October 31, 2018 were 27.29% and 19.14%, respectively.  The increase in the effective tax rate during the quarter ended October 31, 2019 is primarily a result of an increase in the state and local income taxes as a result of changes in state and local tax legislation and the effect of the lowering of NYC tax allocation factor on deferred taxes in fiscal 2019.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2019	2019
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	115	130
Unrealized gain on securities held for sale	542	446
Deferred charges	(341)	(354)
Other	(347)	(279)
Total federal tax liability	10,266	10,240

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,814	2,530
Deferred non-cash post-employment compensation	(98)	(74)
Depreciation and amortization	28	40
Other	(88)	(112)
Total state and local tax liabilities	2,656	2,384
Deferred tax liability, long-term	$12,922	$12,624

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
October 31, 2019
(Unaudited)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six Months Ended October 31,
	2019	2018
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	6.45%	(1.62)%
Effect of dividends received deductions	(0.20)%	(0.24)%
Other, net	0.04%	0%
Effective income tax rate	27.29%	19.14%

The Company believes that, as of October 31, 2019, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	October 31,	April 30,
($ in thousands)	2019	2019
Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	9,046	-
Furniture and equipment	4,044	4,042
	14,103	5,055
Accumulated depreciation and amortization	(4,011)	(3,909)
Total property and equipment, net	$10,092	$1,146

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use".  SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the six months ended October 31, 2019 and October 31, 2018, were $35,000 and $79,000, respectively.

The Company  did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use during the six months ended October 31, 2019 or October 31, 2018.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2019
(Unaudited)

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2019 (1), (2), (3)	336,439	$4,743	$14.10	$1,438
Purchases effected in open market during the quarters ended:

July 31, 2019	3,857	92	23.88	1,346
October 31, 2019	12,636	301	23.78	1,045
Balance as of October 31, 2019	352,932	$5,136	$14.55	$1,045

(1) Includes 85,219 shares that were acquired during the former repurchase program which was authorized in January 2011 and expired in January 2012; 18,400 shares were acquired prior to January 2011.

(2) Includes 207,047 shares that were acquired during the $3 million repurchase program which was authorized in September 2012 and expired in October 2018.

(3) Includes 42,266 shares that were acquired during the $2 million repurchase program which was authorized in October 2018.

Note 12 - Leases:

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of October 31, 2019, the Company had a long-term lease asset of $9,046,000 recorded in property and equipment in its consolidated condensed balance sheets.

The Company will recognize lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense will be presented as part of continuing operations in the consolidated condensed statements of income. For the six months ended October 31, 2019, the Company recognized $750,000 in lease expense.

For the six months ended October 31, 2019, the Company paid $694,000 in rent relating to the leases. As a payment arising from an operating lease, the $694,000 will be classified within operating activities in the consolidated condensed statements of cash flows.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2019
(Unaudited)

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of October 31, 2019:

Fiscal years ended April 30,	(in thousands)
2020 *	$705
2021	1,432
2022	1,506
2023	1,597
2024	1,634
Thereafter	5,265
Total undiscounted future minimum lease payments	12,139
Less: difference between undiscounted lease payments & the present value of future lease payments	2,273
Total operating lease liabilities	$9,866

* Excludes the six months ended October 31, 2019

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at October 31, 2019, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.

Note 14 - Concentration:

During the six months ended October 31, 2019, 29.0% of total publishing revenues of $19,697,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2019 and October 31, 2018, the Company had $1,445,000 and $3,000,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness  of the counter parties.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	maintaining revenue from subscriptions for the Company’s digital and print published products;
●	changes in market and economic conditions, including global financial issues;
●	protecting intellectual property rights;
●

dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”), which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;

●	fluctuations in EAM’s and third party copyright assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	generating future revenues or collection of receivables from significant customers;
●	dependence on key personnel;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	terrorist attacks, cyber attacks and natural disasters;
●	changes in prices of materials and other inputs required by the Company;
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2019; and other risks and uncertainties arising from time to time.

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

Business Environment

The long business expansion appears to be securely in place as a new year approaches. However, the acceleration in economic activity experienced in 2018, when the benefits of the Administration's major tax cut were peaking, has run its course, and growth has moved onto a somewhat slower track. This moderating trend was evidenced in the second and third quarters this year when growth slowed to 2.0% and 2.1%, respectively. Still, with consumer spending reasonably strong, housing (underpinned by lower mortgage rates) holding its own, sentiment levels remaining quite high, and employment growth accelerating, GDP growth is likely to move along at a modest, but reassuring, 2%, or so, during the next several quarters.

Behind much of this more deliberate pace of the business upturn is the first multi-month contraction in manufacturing activity in several years. Much of this shortfall is a consequence of the trade impasse between the United States and China that had yet to be resolved as the old year wound down. True, the two sides are seeing some lessening in tensions, making at least a phased in détente highly likely and rather soon perhaps. However, there are sufficient unresolved issues at hand to make a longer-term arrangement more problematic.

Through it all, it seems likely that we will muddle though without a business reversal for a year or more yet. But the margin for error is fairly small, and any notable deterioration on the trade front with China or some possible new headwinds blowing in on the political front could alter the picture somewhat.

Looking at the investment backdrop, the persistence of low interest rates by the Federal Reserve (“Fed”), the seeming diminution in trade tensions, and the continuation of strong profit growth all have contributed to the stock market's further resilience. In fact, the likely continuation of this compelling combination should allow the equity market to at least hold its own in the coming months.

Results of Operations for the Three and Six Months Ended October 31, 2019 and October 31, 2018

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2019	2018	Change	2019	2018	Change
Income from operations	$2,629	$1,760	49.4%	$4,654	$3,030	53.6%
Non-voting revenues and non-voting profits interests from EAM Trust	3,058	2,384	28.3%	5,929	4,655	27.4%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$5,687	$4,144	37.2%	$10,583	$7,685	37.7%
Operating expenses	$7,451	$7,291	2.2%	$15,043	$14,992	0.3%
Income from securities transactions, net	$143	$123	16.3%	$284	$237	19.8%
Income before income taxes	$5,830	$4,267	36.6%	$10,867	$7,922	37.2%
Net income	$4,211	$3,302	27.5%	$7,901	$6,406	23.3%
Earnings per share	$0.44	$0.34	29.4%	$0.82	$0.66	24.2%

During the six months ended October 31, 2019, the Company’s income from operations of $4,654,000 was 53.6% above income from operations of $3,030,000 during the six months ended October 31, 2018. During the six months ended October 31, 2019, there were 9,658,734 average common shares outstanding as compared to 9,689,388 average common shares outstanding during the six months ended October 31, 2018. For the six months ended October 31, 2019, operating expenses were well controlled and were comparable to those during the six months ended October 31, 2018. During the six months ended October 31, 2019, the Company’s net income of $7,901,000, or $0.82 per share, was 23.3% above net income of $6,406,000, or $0.66 per share, for the six months ended October 31, 2018. During the three months ended October 31, 2019, the Company’s net income of $4,211,000, or $0.44 per share, was 27.5% above net income of $3,302,000, or $0.34 per share, for the three months ended October 31, 2018. During the three months ended October 31, 2019, the Company’s income from operations of $2,629,000 was 49.4% above income from operations of $1,760,000 during the three months ended October 31, 2018. The largest factors in the increases in net income and income from operations during the three and six months ended October 31, 2019, compared to the prior fiscal year were an increase in copyright fees, an increase from revenues and profits interests in EAM Trust and well controlled overall expenses.

Total operating revenues

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2019	2018	Change	2019	2018	Change
Investment periodicals and related publications:
Print	$3,109	$3,379	-8.0%	$6,290	$6,772	-7.1%
Digital	3,840	3,883	-1.1%	7,692	7,782	-1.2%
Total investment periodicals and related publications	6,949	7,262	-4.3%	13,982	14,554	-3.9%
Copyright fees	3,131	1,789	75.0%	5,715	3,468	64.8%
Total publishing revenues	$10,080	$9,051	11.4%	$19,697	$18,022	9.3%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended October 31,				Six Months Ended October 31,
		2019		2018		2019		2018

	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	11.9%	9.9%	17.3%	11.8%	12.0%	14.6%	16.5%	13.2%
Conversion and Renewal Sales	88.1%	90.1%	82.7%	88.2%	88.0%	85.4%	83.5%	86.8%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the six months ended October 31, 2019 new sales of digital publications increased as a percent of the total gross digital sales versus the prior fiscal year due to an increase in new Institutional gross sales of digital publications. During the six months ended October 31, 2019 new sales of print publications decreased as a percent of the total gross print sales versus the prior fiscal year due to the timing of advertising.

	As of October 31,	As of April 30,	As of October 31,	Change
($ in thousands)	2019	2019	2018	Oct-19 vs. Apr-19	Oct-19 vs. Oct-18
Unearned subscription revenue (current and long-term liabilities)	$22,749	$25,483	$23,201	-10.7%	-1.9%

Unearned subscription revenue as of October 31, 2019 is 1.9% below October 31, 2018 and is 10.7% below April 30, 2019.  Variation is to be expected due to the level and timing of advertising for order generation, the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.  Unearned subscription revenue typically perks at April 30th (the end of the Company’s fiscal year).

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $13,982,000 decreased 3.9%, during the six months ended October 31, 2019, as compared to the prior fiscal year.  The Company continued activity to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel.  Total product line circulation at October 31, 2019 was 6.1% below total product line circulation at October 31, 2018. During the six months ended October 31, 2019 Institutional Sales department generated total sales orders of $5,742,000 and the retail telemarketing sales team generated total sales orders of $3,581,000.

Print publication revenues of $6,290,000 decreased 7.1% during the six months ended October 31, 2019 as compared to the prior fiscal year as a result of a 7.1% decline in total print circulation in fiscal 2020.  Total digital circulation at October 31, 2019 was 4.6% below total digital circulation at October 31, 2018 and digital publications revenues of $7,692,000 during the six months ended October 31, 2019 were 1.2% below the prior fiscal year.  The decreases are attributable in part to more selective advertising to generate entry-level new retail subscriptions.

Value Line serves primarily individual and professional investors in stocks, who pay generally on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere.  The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research including periods of intensive promotion of “starter” services and publications.  Further, new services and new features for existing services are regularly under consideration and development.  Prominently introduced during the second quarter was a new set of features in our Research Center, constitutes the new Value Line ETFs service.

The Value Line Proprietary Ranking System results (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge.  The Ranking System is designed to be predictive over a six to twelve month period.  During the six month period ended October 31, 2019, the combined Ranking System “Rank 1 & 2” stocks’ increase of 3.2% outperformed the Russell 2000 Index’s decrease of 1.8% during the comparable period.  During the twelve month period ended October 31, 2019, the combined Ranking System “Rank 1 & 2” stocks’ increase of 9.7% outperformed to the Russell 2000 Index’s increase of 3.4% during the comparable period.

Copyright fees

During the six months ended October 31, 2019, copyright fees of $5,715,000 were 64.8% above those during the corresponding period in the prior fiscal year.  The largest of the individual ETFs active under Value Line’s copyright program has again earned a five star overall Morningstar rating.  The Company discussed with the sponsor of our largest exchange traded fund (“ETF”) during the second quarter of fiscal 2020 the restructuring of the Company’s asset based fees and overall fees of the ETF in light of the competitive market. The Company’s fees could be reduced by approximately five to ten percent during fiscal 2020, based on the current level of assets under management in the ETF, although notably such assets have continued to grow steadily.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2019, were $3.50 billion, which is $930 million, or 36%, above total assets of $2.57 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2018. The increase reflects successful investment selection capturing market appreciation and positive net flows for the Value Line Funds, partially offset by net redemptions in eight of the eleven Funds over the twelve month period ended October 31, 2019.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are only distributed within certain variable annuity and variable life insurance contracts issued by The Guardian Insurance & Annuity Company, Inc. (“GIAC”).

Value Line Mutual Funds

	As of October 31,
($ in millions)	2019	2018	Change
Variable annuity assets ("GIAC")	$405	$376	7.7%
All other open end equity and hybrid fund assets	2,986	2,091	42.8%
Total equity and hybrid funds	3,391	2,467	37.5%
Fixed income funds	107	107	0%
Total EAM managed net assets	$3,498	$2,574	35.9%

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund.

As of October 31, 2019 and October 31, 2018, five of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

Several of the Value Line Funds have received national recognition.  The Value Line Asset Allocation Fund was the top performing balanced fund in 2018 of any allocation fund in Morningstar’s allocation categories. The Value Line Mid-Cap Focused Fund, the Value Line Small Cap Opportunities Fund and the Value Line Capital Appreciation Fund have been named “Category Kings” in The Wall Street Journal (“Journal”) in multiple months in recent years.  In 2019 the Value Line Mid-Cap Focused Fund reached the Journal’s Winner’s Circle for U.S. equity funds.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the six months ended October 31, 2019, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $10,610,000, 12b-1 fees and other fees of $4,065,000 and other income of $58,000. For the same period, total investment management fee waivers were $218,000 and 12b-1 fee waivers for six Value Line Funds were $339,000. During the six months ended October 31, 2019, EAM's net income was $1,146,000 after giving effect to Value Line’s non-voting revenues interest of $5,356,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of October 31, 2019, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has a partial investment management fee waiver in place.  Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 85.4%, variable annuity funds issued by GIAC represent 11.6%, and fixed income fund assets represent 3.0%, respectively, of total fund assets under management (“AUM”) as of October 31, 2019. At October 31, 2019, equity, hybrid and GIAC variable annuities AUM increased by 37.5% and fixed income AUM were comparable to fiscal 2019.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the second quarter of fiscal 2020 was 50.71%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2019	2018	Change	2019	2018	Change
Non-voting revenues interest	$2,768	$2,095	32.1%	$5,356	$4,063	31.8%
Non-voting profits interest	290	289	0.3%	573	592	-3.2%
	$3,058	$2,384	28.3%	$5,929	$4,655	27.4%

Operating expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2019	2018	Change	2019	2018	Change
Advertising and promotion	$702	$642	9.3%	$1,645	$1,562	5.3%
Salaries and employee benefits	4,391	4,268	2.9%	8,776	8,747	0.3%
Production and distribution	1,245	1,268	-1.8%	2,410	2,583	-6.7%
Office and administration	1,113	1,113	0.0%	2,212	2,100	5.3%
Total expenses	$7,451	$7,291	2.2%	$15,043	$14,992	0.3%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $15,043,000 during the six months ended October 31, 2019 were comparable to those during the six months ended October 31, 2018. Production and distribution expense categories decreased 6.7% as a result of cost controls and a decline in amortization of internally developed software during the six months ended October 31, 2019. Operating expenses of $7,451,000 during the three months ended October 31, 2019 were 2.2% above those during the three months ended October 31, 2018 primarily due to an increase in advertising and promotion expenses during the second quarter of fiscal 2020.

Advertising and promotion

During the three and six months ended October 31, 2019, advertising and promotion expenses of $702,000 and $1,645,000, respectively, increased 9.3% and 5.3% as compared to the prior fiscal year. During the six months ended October 31, 2019, an increase in media marketing expenses and institutional sales promotion was partially offset by a 9.5% decrease in direct mail expenses and a 3.1% decrease in sales commissions as compared to fiscal 2019.

Salaries and employee benefits

During the three and six months ended October 31, 2019, salaries and employee benefits of $4,391,000 and $8,776,000, respectively, increased 2.9% and 0.3% above the prior fiscal year. In fiscal 2020 salaries and employee benefits in the Information Technology department (“IT”) decreased 3.9%, reflecting completion of certain initiatives to upgrade operating systems.

Production and distribution

During the three and six months ended October 31, 2019, production and distribution expenses of $1,245,000 and $2,410,000, respectively, decreased 1.8% and 6.7% below the prior fiscal year. During the six months ended October 31, 2019, a $72,000 decrease was related to production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems in fiscal year 2020 and a decrease of $48,000 was attributable to a decline in amortization of internally developed software costs related to digital security and publication production software as compared to fiscal 2019. In fiscal 2020 printing and distribution costs decreased $38,000 due to a 7.1% decrease in print circulation during the six months ended October 31, 2019.

Office and administration

During the three and six months ended October 31, 2019, office and administrative expenses of $1,113,000 and $2,212,000, respectively, increased 0% and 5.3% above the prior fiscal year. The increase of $117,000 during the six months ended October 31, 2019 was a result of operating lease amortization expense in fiscal 2020 due to a change in lease accounting standard ASU 2016-02,"Leases (Topic 842)".

Concentration

During the six months ended October 31, 2019, 29.0% of total publishing revenues of $19,697,000 were derived from a single customer.

Income from Securities Transactions, net

During the six months ended October 31, 2019 and October 31, 2018, the Company’s income from securities transactions, net, primarily derived from dividend and interest income, was $284,000 and $237,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2019 and October 31, 2018, were $4,974,000 and $4,638,000, respectively. There were no sales or proceeds from sales of equity securities during the six months ended October 31, 2019 or October 31, 2018.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2019 and October 31, 2018 were 27.29% and 19.14%, respectively. The increase in the effective tax rate during the quarter ended October 31, 2019 is primarily a result of an increase in the state and local income taxes as a result of changes in state and local tax legislation and the effect from lowering the New York City tax allocation factor on deferred taxes in fiscal 2019. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Leases

The FASB issued ASU 2016-02,"Leases (Topic 842)", in February 2016. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also requires certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $8,258,000 as of October 31, 2019 and $6,014,000 as of April 30, 2019. These amounts include short-term unearned revenue of $18,040,000 and $20,008,000 reflected in total current liabilities at October 31, 2019 and April 30, 2019, respectively. Cash and short-term securities were $26,321,000 and $28,321,000 as of October 31, 2019 and April 30, 2019, respectively.

The Company’s cash and cash equivalents include $3,955,000 and $5,617,000 at October 31, 2019 and April 30, 2019, respectively, invested primarily in savings accounts at commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $1,802,000 during the six months ended October 31, 2019 compared to cash inflows from operating activities of $3,416,000 during the six months ended October 31, 2018. The decrease in cash inflows from fiscal 2019 to fiscal 2020 is primarily attributable to timing of the receipt of copyright fees as compared to the prior fiscal year and a decline in unearned revenues from subscriber prepaid orders for publications.

Cash from investing activities

The Company’s cash inflows from investing activities of $594,000 during the six months ended October 31, 2019 compared to cash outflows from investing activities of $1,044,000 for the six months ended October 31, 2018. Cash inflows for the six months ended October 31, 2019 were higher than in fiscal 2019 primarily due to a decline in purchases of fixed income securities partially offset by the additional equity securities investments in fiscal 2020.

Cash from financing activities

During the six months ended October 31, 2019, the Company’s cash outflows from financing activities were $4,258,000 and compared to cash outflows from financing activities of $3,728,000 for the six months ended October 31, 2018. Cash outflows for financing activities included $393,000 and $46,000 for the repurchase of 16,493 shares and 2,286 shares of the Company’s common stock under the October 19, 2018 and the September 19, 2012 board approved common stock repurchase programs, during fiscal years 2020 and 2019, respectively. Quarterly dividend payments of $0.20 per share during fiscal 2020 aggregated $3,865,000 and compared to quarterly dividend payments of $0.19 per share during fiscal 2019 which aggregated $3,682,000.

At October 31, 2019 there were 9,647,068 common shares outstanding as compared to 9,689,334 common shares outstanding at October 31, 2018.  The Company expects financing activities to continue to include cash payments for dividends for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of October 31, 2019, and April 30, 2019, retained earnings were $52,636,000 and $48,598,000, respectively, and liquid assets were $26,321,000 and $28,321,000, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals. It is not believed that variations in timing of customer payments reflect any issues in financial reliability of customers.

Off-balance sheet arrangements

We are not a party to any off-balance sheet arrangements, other than operating leases entered into in the ordinary course of business.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial position a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. The Company adopted this ASU in May 2019 under a modified retrospective approach (see Note 12).

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of October 31, 2019 and April 30, 2019 the aggregate cost of fixed income securities classified as available-for-sale were $9,661,000 and $11,163,000, respectively, and fair value was $9,758,000 and $11,206,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after Hypothetical Change in Interest Rates (in thousands)

	(bp = basis points)

		6 mos.	6 mos.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of October 31, 2019
Investments in securities with fixed maturities	$9,758	$9,757	$9,797	$9,736	$9,815

As of April 30, 2019
Investments in securities with fixed maturities	$11,206	$11,476	$11,446	$11,493	$11,451

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

As of October 31, 2019 and April 30, 2019, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), INVESCO Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL) and iShares Select Dividend ETF (DVY) was $9,447,000 and $8,541,000, respectively, and the fair value was $11,932,000 and $10,622,000, respectively.

Equity Securities

					Hypothetical Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of October 31, 2019	Equity Securities and ETFs held for dividend yield	$11,932	30% increase	$15,512	5.49%
			30% decrease	$8,353	-5.49%

Equity Securities					Hypothetical
Percentage
				Estimated Fair	Increase
				Value after	(Decrease) in
			Hypothetical	Hypothetical	Shareholders’
($ in thousands)		Fair Value	Price Change	Change in Prices	Equity
As of April 30, 2019	Equity Securities and ETFs held for dividend yield	$10,622	30% increase	$13,809	5.30%
			30% decrease	$7,436	-5.30%

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

(c)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended October 31, 2019. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1 - 31, 2019	964	$24.93	964	$1,322,000
September 1 - 30, 2019	1,879	24.63	1,879	1,276,000
October 1 - 31, 2019	9,793	23.51	9,793	1,045,000
Total	12,636	$23.78	12,636	$1,045,000

All shares were repurchased pursuant to authorization of the Board of Directors. On October 19, 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, at such times and prices as management determined to be advisable, up to an aggregate purchase price of $2,000,000.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Date:  December 13, 2019