Form 10-K
period 2020-04-30
VALUE LINE INC
filed 2020-07-28
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

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

☐ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2019 was $20,499,767.

There were 9,616,721 shares of the registrant’s Common Stock outstanding at June 30, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2020 Annual Meeting of Shareholders, to be held on

October 9, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
●

the coronavirus pandemic, which has drastically affected markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;

●	other possible epidemics;
●	changes in prices of materials and other inputs required by the Company;
●	other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” herein; and other risks and uncertainties arising from time to time.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2020, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2020” are to the twelve month period from May 1, 2019 to April 30, 2020;

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

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2020, owns 89.78% of the outstanding shares of the common stock of the Company.

A. Investment Related Periodicals & Publications

The investment periodicals and related publications offered by Value Line Publishing LLC (“VLP”), a wholly-owned entity of the Company, cover a broad spectrum of investments including stocks, mutual funds, ETFs and options. The Company’s periodicals and related publications and services are marketed to individual and professional investors, as well as to institutions including municipal and university libraries and investment firms.

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

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, Value Line Select: ETFs, and The Value Line Special Situations Service®) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers. These services also make use of Value Line’s proprietary statistical ranks and ratings. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections, highlighting a monthly stock with strong return potential and reasonable risk.  Value Line Select: Dividend Income & Growth represents Value Line's targeted coverage of dividend paying stocks with good growth potential. Value Line Select: ETFs recommends a new ETF for purchase each month. The Value Line Special Situations Service provides in-depth research analysis on selected small and mid-cap stocks.

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

Investment analysis software (The Value Line Investment Analyzer) includes data sorting and filtering tools. In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, and Mutual Funds) via the Internet.

The print and digital services include, but are not limited to the following:

The Value Line Investment Survey

The Value Line Investment Survey is an investment periodical research service providing both timely articles on economic, financial and investment matters and analysis and ranks for equity securities. Two of the evaluations for covered equity securities are "Timeliness™" and "Safety™”. “Timeliness” Ranks relate to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 stocks covered. Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative Financial Strength and its stock's Price Stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant. The Value Line Investment Survey is comprised of three parts: The "Summary & Index" provides updated Timeliness and Safety Ranks, selected financial data, and "screens" of key financial measures; the "Ratings & Reports" section contains updated reports on about 130 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four model portfolios managed by analysts covering a range of investment approaches.

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

The Value Line Options Survey

The Value Line Options Survey is a daily digital service that evaluates and ranks approximately 500,000 U.S. equity and equity index options. Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only offered as an online subscription due to the volatility in the pricing of options.

Value Line Select

Value Line Select is a monthly stock selection service and was first published in 1998. It focuses each month on a single company that the Value Line Research Department has selected from a group of high-quality companies whose stocks are viewed as having a superior risk/reward ratio. Recommendations are backed by in-depth research and are subject to ongoing monitoring by research personnel.

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

The New Value Line ETFs Service

In September 2019, we introduced The New Value Line ETFs Service. This online-only product provides data, analysis, and screening capabilities on more than 2,700 publicly traded ETFs. Almost all of the ETFs tracked in the product are ranked by The Value Line ETF Ranking System, a proprietary estimate with the goal of predicting an ETF’s future performance relative to all other ranked ETFs. The screener includes more than 30 fields, and each ETF has its own full PDF report. All data and information can be downloaded, exported, and printed.

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

Value Line Information You Should Know Wealth Newsletter

This is a monthly service that started with January 2020. It is a general interest publication focusing on useful and actionable investing and financial information. It is a succinct 4 page newsletter covering topics such as. “How Can I Avoid Probate? And Should I?”, “How to Handle Your Investments in a Bear Market”.  It is available as a print product or as a PDF delivered via email.  The newsletter is marketed via a variety of channels including as an add-on in select direct mail campaigns and email.

 Value Line Investment Analyzer

Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing more than 230 data fields for various industries and indices and for the approximately 1,700 stocks covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply numerous charting and graphing variables for comparative research.  In addition to containing digital replicas of the entire Value Line Investment Survey, the Value Line Investment Analyzer includes 20-minute delayed data updates through its integration with the Value Line databases via the Internet. Value Line Investment Analyzer Professional is a more comprehensive product which covers some 5,500 stocks and allows subscribers to create both standardized and customized screens.

Value Line DataFile Products

              For our institutional customers, Value Line offers both current and historical data for equities, mutual funds and exchange traded funds (“ETFs”). Value Line DataFile products are offered via FTP. Below is a listing of the DataFile products:

Fundamental DataFile I and II

Value Line’s Fundamental DataFile I contains fundamental data (both current and historical) on more than 5,500 publicly traded companies that follow U.S. generally accepted accounting principles (“GAAP”). This data product provides annual data from 1955, quarterly data from 1963, and full quarterly data as reported to the SEC from 1985. Value Line also offers historical data on over 9,500 companies that no longer exist in nearly 100 industries via our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold primarily to the institutional and academic markets. Value Line also offers a scaled down DataFile product, Fundamental DataFile II, which includes a limited set of historical fundamental data.

Estimates and Projections DataFile

This DataFile offering contains the proprietary estimates and projections from Value Line analysts on approximately 1,700 companies. Data includes earnings, sales, cash flow, book value, margin, and other popular fields. Estimates are for the current year and next year, while projections encompass the three to five year period.

Mutual Fund DataFile

The Value Line Mutual Fund DataFile covers approximately 20,000 mutual funds with up to 20 years of historical data with more than 200 data fields.  The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other important mutual fund data fields. This file is updated monthly and delivered via FTP.

Value Line Research Center

The Value Line Research Center provides on-line access to select Company investment research services covering stocks, mutual funds, options and special situations stocks.  This service includes full digital subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap, The New Value Line ETFs Service and The Value Line Special Situations Service.  Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history.  The Value Line Research Center has the ability to track model portfolios (large, small and mid-cap) as well as providing ranks and news.

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

Value Line Pro Basic digital service covers the 1,700 stocks included in The Value Line Investment Survey®, drawn from 100 industries, representing 90% of total U.S. trading volume. There are over 200 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line Pro Elite digital service includes The Value Line Investment Survey®  and The Value Line Investment Survey® — Small & Mid-Cap. Pro Elite service package aimed at professional industry includes digital access to full page reports and Value Line proprietary ranks on approximately 3,400 stocks.  In addition, our database of mostly microcap firms adds more than 2,000 additional names. Five years’ history is included. Online tools include a screener, alerts, watch-lists and charting.  Downloading and print capabilities are included.

The Value Line Investment Survey – Library Basic covers the 1,700 stocks included in The Value Line Investment Survey, drawn from nearly 100 industries, and representing 90% of total U.S. daily trading volume. There are over 200 data fields that can be applied to help you make more informed decisions. Value Line has led its subscribers towards financial success by satisfying the demand for actionable insights and tools to manage equity investments.

The Value Line Investment Survey – Library Elite offers libraries digital access to full reports, analyst commentary and Value Line proprietary ranks on approximately 3,400 stocks, along with one year of fully-detailed history. Online tools include a screener, and charting. Print capabilities are included.

The Value Line Pro Equity Research Center is an equities-only package that includes access to exclusive premium services and provides online access to all of Value Line’s equity products. This service offered both to financial advisers and high-net-worth individuals, includes full online subscriptions to The Value Line Investment Survey, The Value Line Investment Survey – Small & Mid-Cap, Value Line Select, Value Line Select: Dividend Income and Growth, and The Value Line Special Situations Service. Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history.  The Value Line Pro Equity Research Center has the ability to track model portfolios (large, small and mid-cap) as well as providing ranks and news.

All the digital services have Charting features, including many options to chart against popular indexes with the ability to save settings and print. Products offer an Alerts Hub which allows the user to set up alerts for up to 25 companies, with delivery via text or email.

B. Copyright Fees Programs

The Company’s available copyrights services, which include certain proprietary Ranking System results and other proprietary information are made available for use in third party products, such as unit investment trusts, variable annuities, managed accounts and exchange traded funds.  The sponsors of these products act as wholesalers and distribute the products generally by syndicating them through an extensive network of national and regional brokerage firms.  The sponsors of these products will typically receive Proprietary Ranking System results, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios.  The sponsors are also given permission to associate Value Line’s trademarks with the products.  Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data.  Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

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

On December 23, 2010, the Company deconsolidated its asset management and mutual fund distribution businesses and its interests in these businesses were restructured as non-voting revenues and non-voting profits interests in EAM. Accordingly, the Company no longer reports this operation as a separate business segment, although it still maintains a significant interest in the cash flows generated by this business and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2020, were $3.58 billion, which is $485 million, or 15.7%, above total assets of $3.09 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2019.

Total net assets of the Value Line Funds at April 30, 2020, were:

($ in thousands)

Value Line Asset Allocation Fund	$1,255,505
Value Line Capital Appreciation Fund	423,876
Value Line Select Growth Fund	401,581
Value Line Mid Cap Focused Fund	375,394
Value Line Small Cap Opportunities Fund	360,291
Value Line Larger Companies Focused Fund	290,902
Value Line Strategic Asset Management Fund	232,433
Value Line Centurion Fund	131,161
Value Line Core Bond Fund	53,761
Value Line Tax Exempt Fund	49,495
Value Line VIP Equity Advantage Fund	1,678

Total EAM managed net assets	$3,576,077

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

Wholly-owned operating subsidiaries of the Company as of April 30, 2020 include the following:

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

F. Investments

As of April 30, 2020 and April 30, 2019, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $29,204,000 and $21,828,000, respectively, including equity securities and fixed income securities classified as available-for-sale on the Consolidated Balance Sheets.  As of April 30, 2020 and April 30, 2019, the Company held equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), SPDR S&P 500 ETF (SPY) and iShares Select Dividend ETF (DVY) and equity securities portfolio under EAM management held at Charles Schwab.   As of April 30, 2020 and April 30, 2019, the Company held fixed income securities classified as available-for-sale, which consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

G. Employees

At April 30, 2020, the Company and its subsidiaries employed 161 people.

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

H. Principal Business Segments

The information with respect to revenues from external customers and profit and loss of the Company's identifiable principal business segments is incorporated herein by reference to Note 18 of the Notes to the Company's Consolidated Financial Statements included in this Form 10-K.

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

J. Executive Officers of the Registrant

       The following table lists the names, ages (at June 30, 2020), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	66	Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co. Mr. Brecher has been an officer of the Company for more than 20 years.

Stephen R. Anastasio	61	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

EAM is dependent upon management contracts and service and distribution contracts with the Value Line Funds under which these fees are paid. As required by the Investment Company Act of 1940 (the “1940 Act”), the Trustees/Directors of the Funds, all of whom are independent of the Company and EAM (except for the CEO of EAM), have the right to terminate such contracts. If any of these contracts are terminated, not renewed, or amended to reduce fees, EAM’s financial results, and consequently, the amount of cash flow received by the Company from EAM, and the Company’s financial condition, may be adversely affected.

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

As of April 30, 2020, AB&Co., Inc. beneficially owned 89.78% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2020 was 33. As of April 30, 2020, the closing stock price was $30.98.

The reported high and low prices and the dividends declared on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Regular Dividend Declared Per Share

April 30, 2020	$36.60	$20.01	$0.21
January 31, 2020	$36.31	$19.62	$0.20
October 31, 2019	$27.27	$18.40	$0.20
July 31, 2019	$29.49	$20.86	$0.20

April 30, 2019	$27.30	$19.00	$0.20
January 31, 2019	$30.64	$17.12	$0.19
October 31, 2018	$26.93	$20.88	$0.19
July 31, 2018	$25.14	$18.93	$0.19

On July 17, 2020, the Board of Directors of Value Line declared a quarterly dividend of $0.21 per share to shareholders of record as of July 27, 2020 to be paid on August 11, 2020.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2020.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2020. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2020 through February 29, 2020	1,537	$29.55	1,537	$821,000
March 1, 2020 through March 31, 2020	18,328	27.76	18,328	312,000
April 1, 2020 through April 30, 2020	2,959	29.55	2,959	2,000,000
Total	22,824	$28.11	22,824	$2,000,000

(1)     On April 17, 2020, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. No purchases were made under this new program through the date of this report. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. During fiscal 2020, the Company repurchased an aggregate of 46,840 shares of the Company's common stock for $1,214,000 at an average price of $25.91 per share under the prior repurchase program authorized on October 19, 2018. During fiscal 2019, the Company repurchased an aggregate of 28,059 shares of the Company's common stock for $608,000 at an average price of $21.68 per share under the prior repurchase program authorized on October 19, 2018. During fiscal 2018, the Company repurchased an aggregate of 20,045 shares of the Company's common stock for $354,000 at an average price of $17.67 per share.

Arnold Bernhard and Co., Inc. may purchase additional shares of common stock of the Company from time to time.

Item 6. SELECTED FINANCIAL DATA.

	Fiscal Years Ended April 30,
($ in thousands, except number of shares and earnings per share amounts)	2020	2019	2018	2017	2016
Revenues:
Investment periodicals and related publications	$27,628	$28,820	$29,503	$30,168	$31,925
Copyright fees	12,671	7,437	6,365	4,406	2,621
Total investment periodicals and related publications	$40,299	$36,257	$35,868	$34,574	$34,546
Gain on sale of operating facility	-	-	-	8,123	-
Total revenues	$40,299	$36,257	$35,868	$42,697	$34,546
Income from operations	$9,090	$5,413	$2,572	$7,459	$1,880
Revenues and profits interests from EAM Trust	$12,350	$9,309	$8,786	$7,714	$7,651
Income from securities transactions and other, net	$44	$504	$540	$312	$477
Net income	$15,663	$11,150	$14,738	$10,367	$7,291
Earnings per share, basic and fully diluted	$1.62	$1.15	$1.52	$1.07	$0.75
Total assets	$109,728	$91,788	$86,788	$86,724	$86,507
Long term liabilities	$29,364	$18,864	$18,376	$24,280	$25,609
Weighted average number of common shares outstanding	9,646,885	9,683,771	9,703,255	9,721,958	9,781,495
Cumulative cash dividends declared per share during the fiscal year	$0.81	$0.77	$0.93	$0.69	$0.65

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

Business Environment

The long business expansion, which commenced more than a decade ago, came to a sudden and abrupt end earlier this year. That reversal was brought about by the fast-spreading and deadly COVID-19 pandemic. Thus far, COVID-19 has caused a reported four million infections in the U.S. and led to the deaths of well over 100,000 Americans.

Meanwhile, the disease also quickly wreaked havoc on the nation's economy, causing many businesses to close indefinitely or to operate at very low levels due to social distancing mandates. The consequent recession also resulted in the layoffs of more than 40 million workers. The nation's gross domestic product, meantime, contracted by 5% in the first quarter and a larger proportion in the second. In response to this crisis, the U.S. Government earlier passed and implemented massive fiscal stimulus programs, which helped to alleviate some of the more serious economic dislocations resulting from the pandemic. On the monetary side, the Federal Reserve (“Fed”) cut the federal funds rate target to near zero and initiated a massive program of asset purchases.

Not only did the long economic expansion grind to a halt, but so too did the historic bull market, which at its peak had seen the Dow Jones Industrial Average reach the doorstep of 30,000. Then, after that painful equity market reversal, investors, emboldened by the actions taken by Washington and the Fed, and cheered by the initial reopening of a majority of the country's businesses, regained their stride in April, May, and June, causing a V-shaped recovery in many market sectors, albeit not in the economy. At mid- summer, much of the late-winter damage to Wall Street had been reversed.

Now, the challenge will be for the economy to respond in kind. To be sure, markets often lead the economy by several months, so it is entirely possible, even likely, that business activity will respond affirmatively to the actions taken by Washington and the Fed and to reopening efforts. Thus far, in fact, some of the recent business data have been encouraging, with lesser declines seen in manufacturing and non-manufacturing and with the release of surprisingly good employment figures for May as well as a rebound in retail sales overall.

Results of Operations for Fiscal Years 2020, 2019 and 2018

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,			Change
($ in thousands, except earnings per share)	2020	2019	2018	'20 vs. '19	'19 vs. '18

Income from operations	$9,090	$5,413	$2,572	67.9%	110.5%
Non-voting revenues and non-voting profits interests from EAM Trust	12,350	9,309	8,786	32.7%	6.0%

Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	21,440	14,722	11,358	45.6%	29.6%

Operating expenses	31,209	30,844	33,296	1.2%	-7.4%

Income from securities transactions, net	44	504	540	-91.3%	-6.7%
Income before income taxes	$21,484	$15,226	$11,898	41.1%	28.0%
Net income *	$15,663	$11,150	$14,738	40.5%	-24.3%
Earnings per share	$1.62	$1.15	$1.52	40.9%	-24.3%

*Net income in fiscal 2018 exceeded income before income taxes because the one-time tax adjustment from the Federal Income tax rate changes effective January 1, 2018 in our favor is actually larger than income tax provision for the fiscal year ended April 30, 2018.

During the twelve months ended April 30, 2020, the Company’s income from operations of $9,090,000 was $3,677,000 or 67.9% above income from operations of $5,413,000 during the twelve months ended April 30, 2019. During the twelve months ended April 30, 2020, there were 9,646,885 average common shares outstanding as compared to 9,683,771 average common shares outstanding during the twelve months ended April 30, 2019. For the twelve months ended April 30, 2020, operating expenses increased 1.2% above those during the twelve months ended April 30, 2019. During the twelve months ended April 30, 2020, the Company’s net income of $15,663,000, or $1.62 per share, was $4,513,000 or 40.5% above net income of $11,150,000, or $1.15 per share, for the twelve months ended April 30, 2019. The largest factors in the increases in net income and income from operations during the twelve months ended April 30, 2020, compared to the prior fiscal year were an increase in copyright fees, an increase from revenues and profits interests in EAM Trust and well controlled overall expenses.

During the three months ended April 30, 2020, the Company’s income from operations of $1,307,000 was 34.7% above income from operations of $970,000 during the three months ended April 30, 2019. During the three months ended April 30, 2020, the Company’s net income of $2,810,000, or $0.29 per share, was 22.5% above net income of $2,293,000, or $0.24 per share, for the three months ended April 30, 2019.

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

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2020	2019	2018	'20 vs. '19	'19 vs. '18
Investment periodicals and related publications:
Print	$12,351	$13,339	$13,850	-7.4%	-3.7%
Digital	15,277	15,481	15,653	-1.3%	-1.1%
Total investment periodicals and related publications	27,628	28,820	29,503	-4.1%	-2.3%
Copyright fees	12,671	7,437	6,365	70.4%	16.8%
Total operating revenues	$40,299	$36,257	$35,868	11.1%	1.1%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2020		2019		2018
	Print	Digital	Print	Digital	Print	Digital
New Sales	10.0%	15.8%	13.4%	13.3%	15.5%	15.2%
Renewal Sales	90.0%	84.2%	86.6%	86.7%	84.5%	84.8%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2020 new sales of digital publications increased as a percent of the total gross digital sales versus the prior fiscal year due to an increase in new Institutional gross sales of digital publications. During the twelve months ended April 30, 2020 new sales of print publications decreased as a percent of the total gross print sales versus the prior fiscal year due to the timing of advertising.

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

	As of April 30,			Change
($ in thousands)	2020	2019	2018	'20 vs. '19	'19 vs. '18

Unearned subscription revenue (current and long-term liabilities)	$24,738	$25,483	$25,525	-2.9%	-0.2%

Unearned subscription revenue as of April 30, 2020 is 2.9% below April 30, 2019. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders. The fourth quarter sales on the institutional side felt the effects of coronavirus recession and market volatility.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $27,628,000 (excluding Copyright fees), decreased 4.1% during the twelve months ended April 30, 2020, as compared to the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at April 30, 2020 was 5.4% below total product line circulation at April 30, 2019. During the twelve months ended April 30, 2020 Institutional Sales department generated total sales orders of $13,566,000 and the retail telemarketing sales team generated total sales orders of $8,322,000.

Print publication revenues of $12,351,000, decreased 7.4%, during the twelve months ended April 30, 2020 as compared to the prior fiscal year as a result of a 6.1% decline in total print circulation in fiscal 2020. Total digital circulation at April 30, 2020 was 4.4% below total digital circulation at April 30, 2019, however, digital publications revenues of $15,277,000 during the twelve months ended April 30, 2020 were only 1.3 % below the prior fiscal year, as higher-priced subscriptions were generally retained.

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

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our reliable, proprietary research including periods of intensive promotion of “starter” services and publications. Further, new services and new features for existing services are regularly under consideration and development. Prominently introduced thus far in 2020 were new features in the Value Line Research Center, one of which is The New Value Line ETFs Service. A new monthly publication Value Line Information You Should Know Wealth Newsletter was introduced in January 2020, and features of the Value Line Research Center and The Value Line Fund Advisor Plus services were enhanced.

The Value Line Proprietary Ranking System results (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. During the six month period ended April 30, 2020, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 10.4% compared to the Russell 2000 Index’s decrease of 16.1% during the comparable period. During the twelve month period ended April 30, 2020, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 7.6% compared to the Russell 2000 Index’s decrease of 17.6% during the comparable period.

Copyright fees

During the twelve months ended April 30, 2020, copyright fees of $12,671,000 were 70.4% above those during the corresponding period in the prior fiscal year. The largest of the individual ETFs active under Value Line’s copyright program has again earned a five star overall Morningstar rating. The Company has negotiated with the sponsor of the largest exchange traded fund (“ETF”) in the program, the restructuring of the Company’s asset based fees and overall fees of the ETF in light of the competitive market. The Company’s copyright fees may be reduced in the range of ten percent, although the level of assets under management in the ETF will be critical to this projection.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2020, were $3.58 billion, which is $485 million, or 15.7%, above total assets of $3.09 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2019. The increase reflects successful investment selection capturing market appreciation and positive net flows for the Value Line Funds, partially offset by net redemptions in nine of the eleven Funds over the twelve month period ended April 30, 2020.

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

Sales and inflows for the Value Line Equity Funds during fiscal 2020 increased 109.1%, as compared to fiscal 2019. Sales and inflows for the Value Line Equity Funds during fiscal 2019 increased 169.2%, as compared to fiscal 2018 while Value Line Funds experienced net redemptions and the associated net asset outflows (redemptions less new sales) in fiscal 2018.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2020, 2019 and 2018.

Value Line Mutual Funds

Total Net Assets

For the Years Ended April 30,	2020	2019	2018	2020	2019
				vs.	vs.
				2019	2018
Value Line equity fund assets (excludes variable annuity)— beginning	$2,582,416,326	$1,991,265,258	$1,877,029,899	29.7%	6.1%
Sales/inflows	1,516,434,399	710,828,252	264,010,632	113.3%	169.2%
Dividends/Capital Gains Reinvested	206,956,280	165,389,974	93,929,756	25.1%	76.1%
Redemptions/outflows	(1,006,449,848)	(461,981,970)	(381,198,181)	117.9%	21.2%
Dividend and Capital Gain Distributions	(214,033,328)	(171,356,856)	(97,598,435)	24.9%	75.6%
Market value change	22,225,964	348,271,669	235,091,588	-93.6%	48.1%
Value Line equity fund assets (non-variable annuity)— ending	3,107,549,794	2,582,416,326	1,991,265,258	20.3%	29.7%
Variable annuity fund assets — beginning	$402,171,626	$378,970,470	$405,395,163	6.1%	-6.5%
Sales/inflows	3,489,595	4,023,089	5,154,384	-13.3%	-21.9%
Dividends/Capital Gains Reinvested	34,384,214	29,440,239	23,241,352	16.8%	26.7%
Redemptions/outflows	(50,911,955)	(53,044,047)	(59,902,699)	-4.0%	-11.4%
Dividend and Capital Gain Distributions	(34,384,214)	(29,440,239)	(23,241,352)	16.8%	26.7%
Market value change	10,522,627	72,222,114	28,323,622	-85.4%	155.0%
Variable annuity fund assets — ending	365,271,893	402,171,626	378,970,470	-9.2%	6.1%
Fixed income fund assets — beginning (1)	$106,204,372	$110,860,197	$131,309,317	-4.2%	-15.6%
Sales/inflows	5,872,737	1,581,923	2,355,131	271.2%	-32.8%
Dividends/Capital Gains Reinvested	2,247,503	2,337,429	2,565,532	-3.8%	-8.9%
Redemptions/outflows	(13,556,768)	(10,837,962)	(22,403,260)	25.1%	-51.6%
Dividend and Capital Gain Distributions	(2,578,873)	(2,743,543)	(2,879,805)	-6.0%	-4.7%
Market value change	5,066,630	5,006,328	(86,718)	1.2%	-5873.1%
Fixed income fund assets — ending	103,255,601	106,204,372	110,860,197	-2.8%	-4.2%
Assets under management — ending	$3,576,077,288	$3,090,792,324	$2,481,095,925	15.7%	24.6%

(1) In September 2018 Value Line Defensive Strategies Fund was liquidated

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund.

As of April 30, 2020 and April 30, 2019, five of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

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

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2020, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $21,985,000, 12b-1 fees and other fees of $8,436,000 and other net losses of $156,000. For the same period, total investment management fee waivers were $302,000 and 12b-1 fee waivers for three Value Line Funds were $667,000. During the twelve months ended April 30, 2020, EAM's net income was $2,332,000 after giving effect to Value Line’s non-voting revenues interest of $11,184,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2020 and April 30, 2019, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 86.7%, variable annuity funds issued by GIAC represent 10.4%, and fixed income fund assets represent 2.9%, respectively, of total fund assets under management (“AUM”) as of April 30, 2020. At April 30, 2020, equity, hybrid and GIAC variable annuities AUM increased by 16.3% and fixed income AUM decreased by 1.9% as compared to fiscal 2019.

The Value Line equity and hybrid funds’ assets represent 83.4%, variable annuity funds issued by GIAC represent 13.2%, and fixed income fund assets represent 3.4%, respectively, of total fund assets under management (“AUM”) as of April 30, 2019. At April 30, 2019, equity, hybrid and GIAC variable annuities AUM increased by 25.9% and fixed income AUM decreased by 4.5% as compared to fiscal 2018.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the fourth quarter of fiscal 2020 was 51.51%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2020	2019	2018	'20 vs. '19	'19 vs. '18
Non-voting revenues interest	$11,184	$8,260	$8,040	35.4%	2.7%
Non-voting profits interest	1,166	1,049	746	11.2%	40.6%
	$12,350	$9,309	$8,786	32.7%	6.0%

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2020	2019	2018	'20 vs. '19	'19 vs. '18
Advertising and promotion	$3,350	$3,406	$3,780	-1.6%	-9.9%
Salaries and employee benefits	18,189	17,781	18,488	2.3%	-3.8%
Production and distribution	4,945	5,222	5,857	-5.3%	-10.8%
Office and administration	4,725	4,435	5,171	6.5%	-14.2%
Total expenses	$31,209	$30,844	$33,296	1.2%	-7.4%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $31,209,000 during the twelve months ended April 30, 2020 were 1.2% above those during the twelve months ended April 30, 2019. Production and distribution expense categories decreased by 5.3% as a result of cost controls, decrease in printing and distribution costs, primarily a result of a 6.1% reduction in print circulation, and a decline in amortization of internally developed software during the twelve months ended April 30, 2020. Operating expenses of $8,492,000 during the three months ended April 30, 2020 were 3.4% above those during the three months ended April 30, 2019.

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

Advertising and promotion

During twelve months ended April 30, 2020, advertising and promotion expenses of $3,350,000, decreased 1.6% as compared to the prior fiscal year. During the twelve months ended April 30, 2020, an increase in media marketing expenses and institutional sales promotion was offset by a 15.7% decrease in direct marketing expenses. In fiscal 2020 direct mail expenses decreased for all products except for The Value Line Investment Survey and The Value Line 600. During the twelve months ended April 30, 2020 sales commissions decreased 3.7% as compared to fiscal 2019.

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

Salaries and employee benefits

During the twelve months ended April 30, 2020, salaries and employee benefits of $18,189,000, increased 2.3% above the prior fiscal year due to a 47.0% increase in Profit Sharing employee retirement benefits during fiscal 2020 and a 10.2% increase in independent contractors’ costs over the prior year primarily in the Quantitative Research department. In fiscal 2020 salaries and employee benefits in the Information Technology department (“IT”) decreased 2.2% from the prior year reflecting completion of certain initiatives to upgrade operating systems.

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

During the twelve months ended April 30, 2020, 2019 and 2018, the Company recorded profit sharing expenses of $870,000, $592,000 and $496,000, respectively.

Production and distribution

During the twelve months ended April 30, 2020, production and distribution expenses of $4,945,000, decreased 5.3% below the prior fiscal year. During the twelve months ended April 30, 2020, a 1.8% decrease in overall expenses related to renegotiated production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems and a 56.3% decrease in amortization of internally developed software costs related to digital security and publication production software as compared to fiscal 2019. In fiscal 2020, printing and distribution costs decreased 9.8% due to a 6.1% decrease in print circulation during the twelve months ended April 30, 2020.

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

Office and administration

During the twelve months ended April 30, 2020, office and administrative expenses of $4,725,000, increased 6.5% above the prior fiscal year. The increase of $222,000 during the twelve months ended April 30, 2020 was a result of the operating lease amortization expense in fiscal 2020 due to a change in lease accounting standard ASU 2016-02,"Leases (Topic 842)".

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

Concentration

During the twelve months ended April 30, 2020, 31.4% of total publishing revenues of $40,299,000 were derived from a single customer. During the twelve months ended April 30, 2019, 20.5% of total publishing revenues of $36,257,000 were derived from a single customer. During the twelve months ended April 30, 2018, 17.7% of total publishing revenues of $35,868,000 were derived from a single customer.

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

Income from Securities Transactions, net

	Fiscal Years Ended April 30,			Change
($ in thousands)	2020	2019	2018	'20 vs. '19	'19 vs. '18
Dividend income	$352	$257	$226	37.0%	13.7%
Interest income	279	201	103	38.8%	95.1%
Capital gain distributions from ETFs	-	-	152	n/a	-100%
Capital gain/(loss)	(581)	-	-	n/a	n/a
Other	(6)	46	59	-113.0%	-22.0%

Total income from securities transactions and other, net	$44	$504	$540	-91.3%	-6.7%

During the twelve months ended April 30, 2020 and April 30, 2019, the Company’s income from securities transactions, net, primarily derived from dividend and interest income mostly offset by realized losses on sales of securities held for sales in fiscal 2020, was $44,000 and $504,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2020 and April 30, 2019, were $8,663,000 and $8,346,000, respectively. Proceeds from the sales of equity securities classified as available-for-sale during the twelve months ended April 30, 2020 were $4,387,000. Losses on the sales of equity securities classified as available-for-sale were reclassified from other comprehensive income in the Consolidated Balance Sheet in the amount of $581,000 during the twelve months ended April 30, 2020. There were no sales or proceeds from sales of equity securities during the twelve months ended April 30, 2019. There were no capital gain distributions from ETFs in fiscal 2020 or fiscal 2019.

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

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2020, April 30, 2019 and April 30, 2018 were 27.09% 26.81% and (23.87%), respectively. Due to evolving state tax legislation, the Company's state and local effective income tax rate, net of Federal income tax benefit, increased from 6.02% of pretax income for the twelve months ended April 30, 2019, to 6.30% of pretax income for the twelve months ended April 30, 2020.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $13,700,000 as of April 30, 2020 and $6,014,000 as of April 30, 2019. These amounts include short-term unearned revenue of $18,854,000 and $20,008,000 reflected in total current liabilities at April 30, 2020 and April 30, 2019, respectively. Cash and short-term securities were $34,158,000 and $28,321,000 as of April 30, 2020 and April 30, 2019, respectively.

The Company’s cash and cash equivalents include $2,115,000 and $5,617,000 at April 30, 2020 and April 30, 2019, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $13,745,000 during the twelve months ended April 30, 2020 compared to cash inflows from operations of $11,494,000 and $9,907,000 during the twelve months ended April 30, 2019 and 2018, respectively. The increase in cash flows from fiscal 2019 to fiscal 2020 is primarily attributable to higher pre-tax income and an increase in cash receipts from copyright programs. The increase in cash inflows from fiscal 2018 to fiscal 2019 is primarily attributable to higher pre-tax income and a further decrease in the Federal income taxes, partially offset by prepayments to vendors and the timing of payments of invoices including rent at the Company’s NYC headquarters in fiscal 2019.

Cash from investing activities

The Company’s cash outflows from investing activities of $8,657,000 during the twelve months ended April 30, 2020 compared to cash outflows from investing activities of $2,972,000 for the twelve months ended April 30, 2019 and cash outflows from investing activities of $1,240,000 for the twelve months ended April 30, 2018. Cash outflows for the twelve months ended April 30, 2020 were higher than in fiscal 2019 primarily due to the Company’s decision to invest in additional equity and fixed income securities in fiscal 2020. Cash outflows for the twelve months ended April 30, 2019 were higher than in fiscal 2018 primarily due to the Company’s decision to invest in additional fixed income securities in fiscal 2019. Cash outflows for the twelve months ended April 30, 2018 included purchases of $408,000 for property and equipment.

Cash from financing activities

During the twelve months ended April 30, 2020, the Company’s cash outflows from financing activities were $6,627,000 and compared to cash outflows from financing activities of $7,970,000 and $9,283,000 for the twelve months ended April 30, 2019 and 2018, respectively. Cash outflows for financing activities included $1,214,000, $608,000 and $354,000 for the repurchase of 46,840 shares, 28,059 shares and 20,045 shares of the Company’s common stock under the October 19, 2018 and the September 19, 2012 board approved common stock repurchase programs, during fiscal years 2020, 2019 and 2018, respectively. During fiscal 2020, the Company applied for and received an SBA loan under the Paycheck Protection Program in the amount of $2,331,000. Quarterly dividend payments of $0.20 per share during fiscal 2020 aggregated $7,724,000. Quarterly dividend payments of $0.19 per share during fiscal 2019 aggregated $7,362,000. Quarterly regular dividend payments of $0.18 per share during fiscal 2018 and a special dividend of $0.20 per share declared in January 2018 aggregated $8,929,000.

At April 30, 2020 there were 9,616,721 common shares outstanding as compared to 9,663,561 common shares outstanding at April 30, 2019. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA loan and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any additional borrowings during the next twelve months. As of April 30, 2020, retained earnings and liquid assets were $56,450,000 and $34,158,000, respectively. As of April 30, 2019, retained earnings and liquid assets were $48,598,000 and $28,321,000, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial position a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. The Company adopted this ASU in May 2019 under a modified retrospective approach (see Note 9).

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

Contractual Obligations

Below is a summary of certain contractual obligations of the Company as of April 30, 2020 ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loan Obligations	$2,331	$194	$2,137	$-	$-
Operating Lease Obligations	11,435	1,432	3,103	3,062	3,838
Total	$13,766	$1,626	$5,240	$3,062	$3,838

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

Fixed income securities consist of Bank certificates of deposits and securities issued by the federal government within the United States. As of April 30, 2020 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $14,902,000 and $15,079,000, respectively.  As of April 30, 2019 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $11,163,000 and $11,206,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(in thousands)

		(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease

As of April 30, 2020
Investments in securities with fixed maturities	$15,079	$15,058	$15,179	$14,998	$15,240
As of April 30, 2019
Investments in securities with fixed maturities	$11,206	$11,476	$11,446	$11,493	$11,451

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

The Company’s equity investment strategy has been to acquire equity securities across a diversity of industry groups. The portfolio consists of ETFs held for dividend yield that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions. In order to maintain liquidity in these securities, the Company’s policy has been to invest in and hold in its portfolio, no more than 5% of the approximate average daily trading volume in any one issue.

As of April 30, 2020 and April 30, 2019, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), SPDR S&P 500 ETF (SPY) and iShares Select Dividend ETF (DVY) and equity securities portfolio under EAM management held at Charles Schwab was $12,877,000 and $8,541,000, respectively, and the fair value was $14,125,000 and $10,622,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2020	Equity Securities and ETFs held for dividend yield	$14,125	30% increase	$18,363	6.25%
			30% decrease	$9,888	-6.25%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2019	Equity Securities and ETFs held for dividend yield	$10,622	30% increase	$13,809	5.30%
			30% decrease	$7,436	-5.30%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)

($ in thousands, except per share amounts)

	Net Revenues	Income/ (Loss) from Operations	Revenues and Profits Interests in EAM Trust	Income/ (Loss) From Securities Trans. and Other, net	Net Income	Earnings Per Share

2020, by Quarter
First	$9,617	$2,025	$2,871	$141	$3,690	$0.38
Second	10,080	2,629	3,058	143	4,211	0.44
Third	10,803	3,129	3,455	167	4,952	0.51
Fourth *	9,799	1,307	2,966	(407)	2,810	0.29
Total	$40,299	$9,090	$12,350	$44	$15,663	$1.62

2019, by Quarter
First	$8,971	$1,270	$2,271	$114	$3,104	$0.32
Second	9,051	1,760	2,384	123	3,302	0.34
Third	9,052	1,413	2,210	140	2,451	0.25
Fourth	9,183	970	2,444	127	2,293	0.24
Total	$36,257	$5,413	$9,309	$504	$11,150	$1.15

2018, by Quarter
First	$8,914	$1,165	$2,136	$96	$2,215	$0.23
Second	8,989	808	2,237	91	2,072	0.21
Third *	9,094	787	2,284	258	8,996	0.93
Fourth *	8,871	(188)	2,129	95	1,455	0.15
Total	$35,868	$2,572	$8,786	$540	$14,738	$1.52

* During the fourth quarter of fiscal 2020, the company recognized $581,000 of capital losses on securities available for sale. During the third quarter ended January 31, 2018 the net income of $8,996,000 included deferred tax benefit of $6,485,000 as a result of a decrease in the Federal income taxes due to the Federal tax rate change in fiscal 2018. During the fourth quarter ended April 30, 2018, the Company’s loss from operations of $188,000 was the result of an increase in professional fees and to a lesser extent a decrease in digital publications revenues.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

Item 9A.  CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2020, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2019. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2020 and Principal Occupation	Director Since

Howard A. Brecher* (66). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer of the Company from prior to 2005 to the present; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. from prior to 2005 to the present.

Mr. Brecher has been an officer of the Company for more than 25 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

1992
Stephen P. Davis (68). Retired Deputy Commissioner, New York City Police Department (“NYPD”), from 2014 to 2018. Managing Member, Davis Investigative Group, LLC from 2001 to 2013, and since April, 2018. Mr. Davis served as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He has successfully managed his own business serving the financial services industry and other clients for more than 13 years.	2010
Alfred R. Fiore (64). Retired Chief of Police, Westport, CT from 2004 to 2011. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT for seven years and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (62). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012
Stephen R. Anastasio* (61). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 30 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (70). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for more than 20 years.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2020, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2020.

Item 11.  EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2020 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	89.78%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2020, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard A. Brecher	1,400	*
Stephen R. Anastasio	1,000	*
Glenn J. Muenzer	300	*
Stephen P. Davis	200	*
Alfred R. Fiore	350	*
Mary Bernstein	200	*
All directors and executive officers as a group (6 persons)	3,450	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 89.78% of the outstanding shares of the Company’s common stock as of April 30, 2020, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2020 and April 30, 2019, the Company was reimbursed $388,000 and $384,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2020 or April 30, 2019. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2020 and 2019, the Company made payments to AB&Co. for federal income taxes amounting to $3,325,000 and $2,700,000, respectively.

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from the Value Line Mutual Funds and separate accounts business, and 50% of EAM’s net profits. EAM currently has no separately managed account clients.

During the twelve months ended April 30, 2020 and April 30, 2019, the Company recorded revenues of $12,350,000 and $9,309,000, respectively, consisting of $11,184,000 and $8,260,000, from its non-voting revenues interest in EAM and $1,166,000 and $1,049,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2018, the Company recorded revenues of $8,786,000, consisting of $8,040,000, from its non-voting revenues interest in EAM and $746,000, from its non-voting profits interest in EAM.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $2,949,000 and $2,420,000 at April 30, 2020 and April 30, 2019, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2020 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees paid to the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2020	2019	2018
Audit fees	$157,485	$151,000	$151,000
Audit-related fees	18,660	4,240	5,960
Tax related fees	116,320	170,115	132,550
Total	$292,465	$325,355	$289,510

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees the Company paid Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2020 and 2019 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2020. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

* Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: July 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer
Glenn Muenzer
Director

/s/ Stephen P. Davis
Stephen Davis
Director

/s/ Alfred R. Fiore
Alfred Fiore
Director

/s/ Mary Bernstein
Mary Bernstein
Director

Dated: July 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Value Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Line, Inc. (the “Company”) as of April 30, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

July 27, 2020

Part II

Item 8.

Value Line, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	April 30,	April 30,
	2020	2019

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $2,115 and $5,617, respectively)	$4,954	$6,493
Securities available-for-sale	29,204	21,828
Accounts receivable, net of allowance for doubtful accounts of $38 and $22, respectively	4,438	1,504
Receivable from clearing broker	608	-
Prepaid and refundable income taxes	-	254
Prepaid expenses and other current assets	1,321	1,335
Total current assets	40,525	31,414

Long term assets:
Investment in EAM Trust	59,165	58,625
Restricted money market investments	469	469
Property and equipment, net	9,500	1,146
Capitalized software and other intangible assets, net	69	134
Total long term assets	69,203	60,374

Total assets	$109,728	$91,788

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,057	$2,068
Accrued salaries	1,145	1,211
Dividends payable	2,019	1,933
Accrued taxes on income	1,043	180
Payable to clearing broker	588	-
Loan obligation-short term	194	-
Operating lease obligation-short term	925	-
Unearned revenue	18,854	20,008
Total current liabilities	26,825	25,400

Long term liabilities:
Unearned revenue	5,884	5,475
Loan obligation-long term	2,137	-
Operating lease obligation-long term	8,492	-
Deferred charges	-	765
Deferred income taxes	12,851	12,624
Total long term liabilities	29,364	18,864
Total liabilities	56,189	44,264

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	56,450	48,598
Treasury stock, at cost (383,279 shares and 336,439 shares, respectively)	(5,957)	(4,743)
Accumulated other comprehensive income, net of tax	1,055	1,678
Total shareholders' equity	53,539	47,524

Total liabilities and shareholders' equity	$109,728	$91,788

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Income

(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2020	2019	2018

Revenues:
Investment periodicals and related publications	$27,628	$28,820	$29,503
Copyright fees	12,671	7,437	6,365
Total publishing revenues	40,299	36,257	35,868

Expenses:
Advertising and promotion	3,350	3,406	3,780
Salaries and employee benefits	18,189	17,781	18,488
Production and distribution	4,945	5,222	5,857
Office and administration	4,725	4,435	5,171
Total expenses	31,209	30,844	33,296
Income from operations	9,090	5,413	2,572

Revenues interest in EAM Trust	11,184	8,260	8,040
Profits interest in EAM Trust	1,166	1,049	746
Income from securities transactions, net	44	504	540
Income before income taxes	21,484	15,226	11,898
Income tax provision	5,821	4,076	(2,840)
Net income	$15,663	$11,150	$14,738

Earnings per share, basic & fully diluted	$1.62	$1.15	$1.52

Weighted average number of common shares	9,646,885	9,683,771	9,703,255

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Fiscal Years Ended
	April 30,
	2020	2019	2018

Net income	$15,663	$11,150	$14,738

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on securities, net of taxes	(623)	895	325
Other comprehensive income/(loss)	(623)	895	325
Comprehensive income	$15,040	$12,045	$15,063

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Fiscal Years Ended
	April 30,
	2020	2019	2018
Cash flows from operating activities:
Net income	$15,663	$11,150	$14,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	367	1,125
Realized gain on sales of equity securities	581	-	(152)
Non-voting profits interest in EAM Trust	(1,166)	(1,049)	(746)
Non-voting revenues interest in EAM Trust	(11,184)	(8,260)	(8,040)
Revenues distribution received from EAM Trust	10,588	8,027	7,879
Profits distributions received from EAM Trust	1,222	945	957
Deferred rent	99	(89)	422
Deferred income taxes	267	512	(7,058)
Other, net	-	(55)	(60)
Changes in operating assets and liabilities:
Unearned revenue	(745)	(42)	(134)
Accounts payable & accrued expenses	(12)	142	669
Accrued salaries	(66)	(176)	102
Accrued taxes on income	898	339	324
Prepaid and refundable income taxes	254	203	(385)
Prepaid expenses and other current assets	14	(65)	297
Accounts receivable	(2,934)	(455)	(31)
Total adjustments	(1,918)	344	(4,831)
Net cash provided by operating activities	13,745	11,494	9,907

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	4,387	-	152
Purchases of equity securities	(9,302)	(156)	-
Proceeds from sales of fixed income securities	8,663	8,346	3,384
Purchases of fixed income securities	(12,403)	(11,040)	(4,368)
Acquisition of property and equipment	(2)	(11)	(408)
Expenditures for capitalized software	-	(111)	-
Net cash used in investing activities	(8,657)	(2,972)	(1,240)

Cash flows from financing activities:
Purchase of treasury stock at cost	(1,214)	(608)	(354)
Proceeds from SBA loan	2,331	-	-
Receivable from clearing broker	(608)	-	-
Payable to clearing broker	588	-	-
Dividends paid	(7,724)	(7,362)	(8,929)
Net cash used in financing activities	(6,627)	(7,970)	(9,283)
Net change in cash and cash equivalents	(1,539)	552	(616)
Cash, cash equivalents and restricted cash at beginning of year	6,962	6,410	7,026
Cash, cash equivalents and restricted cash at end of year	$5,423	$6,962	$6,410

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Fiscal Years Ended April 30, 2020, 2019 and 2018

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

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2019	10,000,000	$1,000	$991	(336,439)	$(4,743)	$48,598	$1,678	$47,524

Net income						15,663		15,663
Change in unrealized gains on securities, net of taxes							(623)	(623)
Purchase of treasury stock				(46,840)	(1,214)			(1,214)
Dividends declared						(7,811)		(7,811)
Balance as of April 30, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$56,450	$1,055	$53,539

Dividends declared per share were $0.20 for each of the three months ended July 31, 2019, October 31, 2019 and January 31, 2020 and $0.21 for the three months ended April 30, 2020.

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

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial position a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. The Company adopted this ASU in May 2019 under a modified retrospective approach (see Note 9).

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,115	$-	$-	$2,115
Securities available-for-sale	29,204	-	-	29,204
	$31,319	$-	$-	$31,319

	As of April 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,617	$-	$-	$5,617
Securities available-for-sale	21,828	-	-	21,828
	$27,445	$-	$-	$27,445

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2020 and April 30, 2019, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2020, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short-term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2020 and April 30, 2019, cash equivalents included $2,115,000 and $5,617,000, respectively, for amounts invested in money market mutual funds that invest in short-term U.S. government securities.

Note 2 - Supplementary Cash Flow Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	Fiscal Years Ended April 30,
($ in thousands)	2020	2019	2018
Cash and cash equivalents	$4,954	$6,493	$5,941
Restricted cash	$469	$469	$469

Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$5,423	$6,962	$6,410

Income Tax Payments:

The Company made income tax payments as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2020	2019	2018
State and local income tax payments	$1,105	$387	$307
Federal income tax payments to the Parent	$3,325	$2,700	$3,975

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2020, were $3.58 billion, which is $485 million, or 15.7%, above total assets of $3.09 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2019.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter. The applicable recent non-voting revenues interest percentage for the fourth quarter of fiscal 2020 was 51.51%.

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $2,949,000 and $2,420,000 at April 30, 2020 and April 30, 2019, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2020	2019	2018
Non-voting revenues interest in EAM	$11,184	$8,260	$8,040
Non-voting profits interest in EAM	1,166	1,049	746
	$12,350	$9,309	$8,786

Transactions with Parent:

During the fiscal years ended April 30, 2020 and April 30, 2019, the Company was reimbursed $388,000 and $384,000, respectively for payments it made on behalf of and for services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2020 or April 30, 2019.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2020, 2019, and 2018, the Company made payments to the Parent for federal income tax amounting to $3,325,000, $2,700,000 and $3,975,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2020, the Parent owned 89.78% of the outstanding shares of common stock of the Company.

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

As of April 30, 2020 and April 30, 2019, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), PowerShares Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), SPDR S&P 500 ETF (SPY) and iShares Select Dividend ETF (DVY) and equity securities portfolio under EAM management held at Charles Schwab was $12,877,000 and $8,541,000, respectively, and the fair value was $14,125,000 and $10,622,000, respectively.

Proceeds from sales of equity securities classified as available-for-sale during the twelve months ended April 30, 2020 were $4,387,000 and the related capital losses of $581,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheet to the Consolidated Statement of Income. There were no gains or losses on sales of equity securities classified as available-for-sale during fiscal 2019 or fiscal 2018. Capital gain distributions of $152,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheet to the Consolidated Statement of Income during the twelve months ended April 30, 2018.  There were no capital gain distributions in fiscal 2020 and 2019. The decrease in gross unrealized gains on equity securities classified as available-for-sale of $833,000, net of deferred  tax benefit of $112,000 was included in Shareholders' Equity at April 30, 2020.  The increase in gross unrealized gains on equity securities classified as available-for-sale of $1,087,000, net of deferred  taxes of $228,000 was included in Shareholders' Equity at April 30, 2019.  As of April 30,2020 and April 30, 2019, accumulated other comprehensive income included net unrealized  gains of $1,248,000 and $2,081,000, net of deferred taxes of $325,000  and $437,000, respectively.

The carrying value and fair value of securities available-for-sale at April 30, 2020 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$12,877	$1,317	$(69)	$14,125

The carrying value and fair value of securities available-for-sale at April 30, 2019 were as follows:

($ in thousands)	Cost	Gross Unrealized Holding Gains	Fair Value
ETFs - equities	$8,541	$2,081	$10,622

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2020 and April 30, 2019, were $8,663,000 and $8,346,000, respectively.  As of April 30, 2020 and April 30, 2019, accumulated other comprehensive income included unrealized  gains of $177,000 and $43,000, net of deferred taxes of $46,000  and $9,000, respectively.

The aggregate cost and fair value at April 30, 2020 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$14,652	$177	$14,829
Due 1 year through 5 years	250	-	250
Total investment in government debt securities	$14,902	$177	$15,079

The increase in gross unrealized  gains of $134,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $37,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2020.

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

The average yield on the Government debt securities classified as available-for-sale at April 30, 2020 and April 30, 2019 was 2.27% and 2.09%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2020	2019	2018
Dividend income	$352	$257	$226
Interest income	279	201	103
Capital gain distributions from ETFs (1)	-	-	152
Realized loss on sale of securities (2)	(581)	-	-
Other	(6)	46	59
Total income from securities transactions, net	$44	$504	$540

(1) Capital gain distributions of $152,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2018.

(2) Realized losses of $581,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Balance Sheets to the Consolidated Statements of Income in fiscal 2020.

The changes in the value of equity and fixed income securities investments are recorded in Other Comprehensive Income in the Consolidated Financial Statements. Realized gains and losses are recorded on the trade date in the Consolidated Statements of Income when securities are sold, mature or are redeemed. As of April 30, 2020, the changes in gross unrealized gains of $699,000, net of deferred tax benefit of $76,000, were recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. As of April 30, 2019, the changes in gross unrealized gains of $1,133,000, net of deferred tax expense of $238,000 were recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2020 and April 30, 2019, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $59,165,000 and $58,625,000, respectively.

The value of VLI’s investment in EAM at April 30, 2020 and April 30, 2019 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2020	2019	2018
Investment management fees earned from the Value Line Funds, net of waivers shown below	$21,985	$16,715	$15,988
12b-1 fees and other fees, net of waivers shown below	$8,436	$6,811	$6,455
Other income	$(156)	$273	$171
Investment management fee waivers and reimbursements	$302	$421	$487
12b-1 fee waivers	$667	$654	$754
Value Line’s non-voting revenues interest	$11,184	$8,260	$8,040
EAM's net income (1)	$2,332	$2,098	$1,492

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2020	2019
EAM's total assets	$61,335	$60,683
EAM's total liabilities (1)	(4,192)	(3,547)
EAM's total equity	$57,143	$57,136

(1) At April 30, 2020 and 2019, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $2,949,000 and $2,420,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2020	$61,335	$59,165	$-	$59,165
As of April 30, 2019	$60,683	$58,625	$-	$58,625

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

	As of April 30,
($ in thousands)	2020	2019

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	8,550	-
Furniture and equipment	4,047	4,042
	13,610	5,055
Accumulated depreciation and amortization	(4,110)	(3,909)
Total property and equipment, net	$9,500	$1,146

Note 7 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2020	2019	2018
Current tax expense:
Federal	$4,201	$2,964	$3,853
State and local	1,353	600	365
Current tax expense	5,554	3,564	4,218
Deferred tax expense (benefit):
Federal	1	(650)	(7,021)
State and local	266	1,162	(37)
Deferred tax expense (benefit):	267	512	(7,058)
Income tax provision	$5,821	$4,076	$(2,840)

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2020 and each year thereafter. The Company computed Federal income tax expense for the twelve months ended April 30, 2019 using the Federal Tax Rate of 21%, and computed its income tax expense for the twelve months ended April 30, 2018 using a blended Federal Income tax rate of 30.33%.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2020, April 30, 2019 and April 30, 2018 were 27.09%, 26.81% and (23.87%), respectively. The increase in the effective tax rate during the twelve months ended April 30, 2020 is primarily a result of an increase in the state and local income taxes to 6.30% as a result of changes in state and local tax legislation and the effect of the lowering of the NYC tax allocation factor on deferred taxes in fiscal 2019. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2020	2019
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	108	130
Unrealized gain on securities held for sale	299	446
Right of Use Asset	(182)	-
Deferred charges	(166)	(354)
Other	(207)	(279)
Total federal tax liability	10,149	10,240

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,564	2,530
Deferred non-cash post-employment compensation	(88)	(74)
Depreciation and amortization	44	40
Unrealized gain on securities held for sale	72	106
Other	110	(218)
Total state and local tax liabilities	2,702	2,384
Deferred tax liability, long-term	$12,851	$12,624

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as a result of the following:

	Fiscal Years Ended April 30,
	2020	2019	2018
U.S. statutory federal tax rate	21.00%	21.00%	30.33%
Increase (decrease) in tax rate from:
Effect on deferred tax liabilities from federal tax rate reduction to 21%	-	-	(54.51)%
State and local income taxes, net of federal income tax benefit	6.30%	6.02%	0.70%
Effect of dividends received deductions	(0.24)%	(0.24)%	(0.49)%
Other, net	0.03%	0.03%	0.10%
Effective income tax rate	27.09%	26.81%	(23.87)%

The Company believes that, as of April 30, 2020, there were no material uncertain tax positions that would require disclosure under GAAP.

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

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2017 through 2019, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities. The Company is presently engaged in a New York City tax audit for the fiscal years ended April 30, 2017 through 2019 and does not expect it to have a material effect on the financial statements.

Note 8 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2020, 2019 and 2018, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $870,000, $592,000 and $496,000, respectively.

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of April 30, 2020, the Company had a long-term lease asset of $8,550,000 recorded in property and equipment in its consolidated balance sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense are presented as part of continuing operations in the consolidated condensed statements of income. For the twelve months ended April 30, 2020, the Company recognized $1,499,000 in lease expense.

For the twelve months ended April 30, 2020, the Company paid $1,400,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,400,000 will be classified within operating activities in the consolidated statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the consolidated balance sheet as of April 30, 2020:

Fiscal years ended April 30,	(in thousands)
2021	1,432
2022	1,506
2023	1,597
2024	1,634
2025	1,429
Thereafter	3,838

Total undiscounted future minimum lease payments	11,436

Less: difference between undiscounted lease payments & the present value of future lease payments	2,019

Total operating lease liabilities	$9,417

For the fiscal years ended April 30, 2020, 2019 and 2018, rental expenses were $1,499,000, $1,278,000 and $1,246,000, respectively.

Note 10 - Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, a single customer accounted for a significant portion of the Company's sales in fiscal 2020, 2019 or 2018, and its accounts receivable as of April 30, 2020 or 2019. During the twelve months ended April 30, 2020, 2019 and 2018, 31.4%, 20.5% and 17.7%, respectively, of total publishing revenues were derived from a single customer as explained in Note 17 - Concentration.

Note 11 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2020 and April 30, 2019, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Balance Sheets. As of April 30, 2020 and April 30, 2019 the Company also held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2020 are as follows:

	Fiscal Year Ended April 30, 2020
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on securities	$(1,280)	$227	$(1,053)
Add: Losses realized in net income	581	(151)	430
	$(699)	$76	$(623)

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

The Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use during the twelve months ended April 30, 2020.

During the twelve months ended April 30, 2019 the Company capitalized $111,000 related to the third party programmers' costs. The Company did not incur and did not capitalize expenditures related to the development of software for internal use during the twelve months ended April 30, 2019 or April 30, 2018. Total amortization expenses for the years ended April 30, 2020, 2019 and 2018 were $65,000, $131,000 and $848,000, respectively.

Note 13 - Treasury Stock and Repurchase Program:

On April 17, 2020, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2017 (1), (2)	288,335	$3,781	$13.11	$609
Purchases effected in open market (2)	20,045	$354	$17.67	$-
Balance as of April 30, 2018	308,380	$4,135	$13.41	$255
Purchases effected in open market (2) (3)	28,059	$608	$21.68	$-
Balance as of April 30, 2019	336,439	$4,743	$14.10	$1,438
Purchases effected in open market (2) (3)	46,840	$1,214	$25.91	$-
Balance as of April 30, 2020	383,279	$5,957	$15.54	$2,000

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

Note 14 - Copyright Fees:

During the twelve months ended April 30, 2020, copyright fees of $12,671,000 were 70.4% above fiscal 2019. During the twelve months ended April 30, 2019, copyright fees of $7,437,000 were 16.8% above fiscal 2018. As of April 30, 2020, total third party sponsored assets were $8.6 billion, as compared to $6.1 billion in assets at April 30, 2019.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Balance Sheets at April 30, 2020 and April 30, 2019, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's new leased corporate office facility.

Note 16 - Concentration:

During the twelve months ended April 30, 2020, 31.4% of total publishing revenues of $40,299,000 were derived from a single customer. During the twelve months ended April 30, 2019, 20.5% of total publishing revenues of $36,257,000 were derived from a single customer.

Note 17 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At April 30, 2020 and 2019, the Company had $5,202,000 and $1,597,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

Note 18 - Business Segments:

The Publishing business segment, the Company's only reportable segment subsequent to December 23, 2010, produces investment periodicals and related publications (retail and institutional) in both print and digital form, and includes Value Line copyrights and Value Line Proprietary Ranking System results and other proprietary information.

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

Note 19 - Paycheck Protection Program Loan:

The Company recently executed a note and received loan (the "PPP Loan") from JP Morgan Chase Bank under the Paycheck Protection Program ("PPP") which was established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the U.S. Small Business Administration. In April 2020, the Company received the PPP Loan of $2,331,365. The proceeds from the PPP Loan will be used in accordance with the terms of the CARES Act program, as described further below.

The term of the PPP Loan is two years. The interest rate on the PPP Loan is 1.00%, which shall be deferred for the first six months of the term of the loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under such PPP Loan, collection of all amounts owing from the respective Borrower, filing suit and obtaining judgment against the respective Borrower.

Under the terms of the CARES Act, Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during a period not to exceed a twenty-four week period after loan origination and the maintenance or achievement of certain employee levels.  No assurance is provided that Borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.