Form 10-Q
period 2020-07-31
VALUE LINE INC
filed 2020-09-11
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2020
Common stock, $0.10 par value per share	9,609,412 shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2020	2020
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $7,146 and $2,115, respectively)	$7,769	$4,954
Securities available-for-sale	30,673	29,204
Accounts receivable, net of allowance for doubtful accounts of $37 and $38, respectively	1,579	4,438
Receivable from clearing broker	-	608
Prepaid expenses and other current assets	1,313	1,321
Total current assets	41,334	40,525

Long term assets:
Investment in EAM Trust	59,744	59,165
Restricted money market investments	469	469
Property and equipment, net	9,206	9,500
Capitalized software and other intangible assets, net	138	69
Total long term assets	69,557	69,203

Total assets	$110,891	$109,728

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,490	$2,057
Accrued salaries	1,059	1,145
Dividends payable	2,020	2,019
Accrued taxes on income	1,758	1,043
Payable to clearing broker	-	588
Loan obligation-short term	1,165	194
Operating lease obligation-short term	982	925
Unearned revenue	17,739	18,854
Total current liabilities	26,213	26,825

Long term liabilities:
Unearned revenue	5,605	5,884
Loan obligation-long term	1,166	2,137
Operating lease obligation-long term	8,201	8,492
Deferred income taxes	12,950	12,851
Total long term liabilities	27,922	29,364
Total liabilities	54,135	56,189

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	59,547	56,450
Treasury stock, at cost (383,279 shares and 383,279 shares, respectively)	(5,957)	(5,957)
Accumulated other comprehensive income, net of tax	1,175	1,055
Total shareholders' equity	56,756	53,539

Total liabilities and shareholders' equity	$110,891	$109,728

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended
	July 31,
	2020	2019

Revenues:
Investment periodicals and related publications	$7,092	$7,033
Copyright fees	3,236	2,584
Total publishing revenues	10,328	9,617

Expenses:
Advertising and promotion	1,055	943
Salaries and employee benefits	4,508	4,385
Production and distribution	1,273	1,165
Office and administration	1,266	1,099
Total expenses	8,102	7,592
Income from operations	2,226	2,025

Revenues and profits interests in EAM Trust	3,644	2,871
Income from securities transactions, net	958	141
Income before income taxes	6,828	5,037
Income tax provision	1,711	1,347
Net income	$5,117	$3,690

Earnings per share, basic & fully diluted	$0.53	$0.38

Weighted average number of common shares	9,616,721	9,660,631

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2020	2019

Net income	$5,117	$3,690

Other comprehensive income, net of tax:
Change in unrealized gains on securities, net of taxes	120	86
Other comprehensive income	120	86
Comprehensive income	$5,237	$3,776

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,117	$3,690
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	314	71
Realized gain on sale of equity securities	(783)	-
Non-voting revenues interest in EAM Trust	(3,280)	(2,588)
Non-voting profits interest in EAM Trust	(364)	(283)
Distributions received from EAM Trust	3,065	2,525
Deferred income taxes	45	61
Deferred rent	(234)	28
Changes in operating assets and liabilities:
Unearned revenue	(1,394)	(1,989)
Accounts payable & accrued expenses	(566)	(602)
Accrued salaries	(86)	(75)
Accrued taxes on income	725	975
Prepaid and refundable income taxes	-	254
Prepaid expenses and other current assets	8	77
Accounts receivable	2,859	(2,246)
Total adjustments	309	(3,792)
Net cash (used in)/provided by operating activities	5,426	(102)

Cash flows from investing activities:
Purchase of equity securities classified as available-for-sale	(6,127)	(399)
Purchases of fixed income securities classified as available-for-sale	(2,496)	(3,222)
Proceeds from sales of equity securities classified as available-for-sale	4,637	-
Proceeds from sales of fixed income securities classified as available-for-sale	3,464	2,973
Acquisition of property and equipment	(7)	-
Expenditures for capitalized software	(82)	-
Net cash used in investing activities	(611)	(648)

Cash flows from financing activities:
Purchase of treasury stock at cost	-	(92)
Receivable from clearing broker	608	-
Payable to clearing broker	(588)	-
Dividends paid	(2,020)	(1,933)
Net cash used in financing activities	(2,000)	(2,025)
Net change in cash and cash equivalents	2,815	(2,775)
Cash, cash equivalents and restricted cash at beginning of period	5,423	6,962
Cash, cash equivalents and restricted cash at end of period	$8,238	$4,187

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2020
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$56,450	$1,055	$53,539

Net income						5,117		5,117
Change in unrealized gains on securities, net of taxes							120	120
Dividends declared						(2,020)		(2,020)
Balance at July 31, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$59,547	$1,175	$56,756

Dividends declared per common share were $0.21 for the three months ending July 31, 2020.

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

July 31, 2020

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Value Line, Inc. ("Value Line" or "VLI", and collectively with its subsidiaries, the “Company”) is incorporated in the State of New York. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. The Company's core business is producing investment periodicals and their underlying research and making available certain Value Line copyrights, Value Line trademarks and Value Line Proprietary Ranks and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes. The Company maintains a significant investment in Eulav Asset Management LLC ("EAM") from which it receives a non-voting revenues interest and a non-voting profits interest. EAM was established to provide investment management services to the Value Line Mutual Funds ("Value Line Funds" or the "Funds").

The Consolidated Condensed Balance Sheets as of July 31, 2020 and April 30, 2020, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the SEC on July 28, 2020 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

In accordance with FASB's Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company holds a significant non-voting revenues interest (excluding distribution revenues) and a significant non-voting profits interest in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”). The Company relied on the guidance in FASB's ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated Condensed Statements of Income.

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

Copyright fees are derived from providing certain Value Line trademarks and the Value Line Proprietary Ranks to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds ("ETFs"). The Company earns asset-based copyright fees upon delivery of the product to the customer as specified in the individual agreements. Revenue is recognized monthly and received either quarterly or in advance over the term of the agreement and, because it is asset-based, will fluctuate as the market value of the underlying portfolio increases or decreases in value.

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

July 31, 2020

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,146	$-	$-	$7,146
Securities available-for-sale	30,673	-	-	30,673
	$37,819	$-	$-	$37,819

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2020

(Unaudited)

	As of April 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,115	$-	$-	$2,115
Securities available-for-sale	29,204	-	-	29,204
	$31,319	$-	$-	$31,319

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2020 and April 30, 2020, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of July 31, 2020, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2020 and April 30, 2020, cash equivalents included $7,146,000 and $2,115,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

As of July 31, 2020 and April 30, 2020, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), SPDR S&P 500 ETF (SPY), iShares Select Dividend ETF (DVY), iShares Trust Ishares Preferred & Income Secs ETF (PFF) and First Trust Exchange-Traded Fund III PFD Secs & Income ETF (FPE) was $15,150,000 and $12,877,000, respectively, and the fair value was $16,611,000 and $14,125,000, respectively.

Proceeds from sales of equity securities classified as available-for-sale during the three months ended July 31, 2020 were $4,637,000 and the related capital gains of $783,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheet to the Consolidated Condensed Statement of Income. The increase in gross unrealized gains on equity securities classified as available-for-sale of $212,000, net of deferred taxes of $55,000 was included in Shareholders' Equity at July 31, 2020. There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2019. The increase in gross unrealized gains on equity securities classified as available-for-sale of $90,000, net of deferred taxes of $19,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at July 31, 2019.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of July 31, 2020 and April 30, 2020, accumulated other comprehensive income included unrealized gains of $1,461,000 and $1,248,000, net of deferred taxes of $380,000 and $324,000, respectively.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2020

(Unaudited)

The carrying value and fair value of securities available-for-sale at July 31, 2020 were as follows:

		Gross Unrealized
($ in thousands)	Cost	Holding Gains	Fair Value
ETFs - equities	$15,150	$1,461	$16,611

The carrying value and fair value of securities available-for-sale at April 30, 2020 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$12,877	$1,317	$(69)	$14,125

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. The aggregate cost and fair value at July 31, 2020 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$13,935	$127	$14,062

Total investment in government debt securities	$13,935	$127	$14,062

The aggregate cost and fair value at April 30, 2020 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$14,652	$177	$14,829
Due 1 year through 5 years	250	-	250
Total investment in government debt securities	$14,902	$177	$15,079

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2020 and July 31, 2019, were $3,464,000 and $2,973,000, respectively. The decrease in gross unrealized gains of $49,000 on fixed income securities classified as available-for-sale net of deferred income tax benefit of $12,000, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of July 31, 2020. The increase in gross unrealized gains of $19,000 on fixed income securities classified as available-for-sale net of deferred income tax of $4,000, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of July 31, 2019. As of July 31, 2020 and April 30, 2020, accumulated other comprehensive income included unrealized gains of $127,000 and $177,000, net of deferred taxes of $34,000 and $46,000, respectively.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2020 and April 30, 2020 was 2.33% and 2.27%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2020	2019
Dividend income	$121	$70
Interest income	56	71
Realized gain on sale of securities	783	-
Other	(2)	-
Total income from securities transactions, net	$958	$141

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2020

(Unaudited)

Investment in Unconsolidated Entities:
Equity Method Investment:

As of July 31, 2020 and April 30, 2020, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $59,744,000 and $59,165,000, respectively.

The value of VLI’s investment in EAM at July 31, 2020 and April 30, 2020 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements. EAM did not record any impairment losses for its assets during the fiscal years 2021 or 2020.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2020	2019
Investment management fees earned from the Value Line Funds, net of waivers shown below	$6,310	$5,147
12b-1 fees and other fees, net of waivers shown below	$2,301	$1,979
Other income	$110	$53
Investment management fee waivers and reimbursements	$43	$109
12b-1 fee waivers	$157	$173
Value Line’s non-voting revenues interest	$3,280	$2,588
EAM's net income (1)	$728	$566

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2020	2020
	(unaudited)
EAM's total assets	$62,563	$61,335
EAM's total liabilities (1)	(5,672)	(4,192)
EAM's total equity	$56,891	$57,143

(1) At July 31, 2020 and April 30, 2020, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $3,607,000 and $2,949,000, respectively.

Note 3 - Variable Interest Entity

The Company holds a non-voting revenues interest and a 50% non-voting profits interest in EAM, the adviser to the Value Line asset management and mutual fund distribution businesses. EAM is considered to be a VIE in relation to the Company. The Company makes its determination for consolidation of EAM as a VIE based on a qualitative assessment of the purpose and design of EAM, the terms and characteristics of the variable interests in EAM, and the risks EAM is designed to originate and pass through to holders of variable interests. Other than EAM, the Company does not have an interest in any other VIEs.

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

July 31, 2020

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2020 (unaudited)	$62,563	$59,744	$-	$59,744
As of April 30, 2020	$61,335	$59,165	$-	$59,165

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

	Three Months Ended July 31,
($ in thousands)	2020	2019
Cash and cash equivalents	$7,769	$3,718
Restricted cash	469	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$8,238	$4,187

Income Tax Payments:

The Company made income tax payments as follows:

	Three Months Ended July 31,
($ in thousands)	2020	2019
State and local income tax payments	$243	$49
Federal income tax payments to the Parent	700	-

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2020 and July 31, 2019, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $188,000 and $132,000, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2020 and July 31, 2019, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. As of July 31, 2020 and July 31, 2019, the Company also held fixed income securities consisting of certificates of deposits and securities issued by the federal government within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2020 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$946	$(247)	$699
Less: Gains realized in net income	(783)	204	(579)
	$163	$(43)	$120

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2020

(Unaudited)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2019 are as follows:

($ in thousands)	Amount Before Tax	Tax Expense	Amount Net of Tax
Change in unrealized gains on securities	$109	$(23)	$86
	$109	$(23)	$86

Note 7 - Related Party Transactions:

Investment Management (overview):

The Company has substantial non-voting revenues and non-voting profits interests in EAM, the asset manager to the Value Line Mutual Funds. Accordingly, the Company does not reports this operation as a separate business segment, although it maintains a significant interest in the cash flows generated by this business and receives non-voting revenues and non-voting profits interests, as discussed below.

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2020, were $4.3 billion, 26% above total assets of $3.4 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2019.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter. The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2021 was 51.77%.

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

	Three Months Ended July 31,
($ in thousands)	2020	2019
Non-voting revenues interest in EAM	$3,280	$2,588
Non-voting profits interest in EAM	364	283
	$3,644	$2,871

At July 31, 2020, the Company's investment in EAM includes a receivable of $3,607,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That sum was subsequently paid to the Company.

Transactions with Parent:

During the three months ended July 31, 2020 and July 31, 2019, the Company was reimbursed $95,000 and $75,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent"). There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2020 and April 30, 2020.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made a $700,000 federal tax payment to the Parent during the three months ended July 31, 2020 and didn't make any federal tax payments to the Parent during the three months ended July 31, 2019.

As of July 31, 2020, the Parent owned 89.78% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2020	2019
Current tax expense:
Federal	$1,313	$990
State and local	353	296
Current tax expense	1,666	1,286
Deferred tax expense (benefit):
Federal	44	(16)
State and local	1	77
Deferred tax expense (benefit):	45	61
Income tax provision	$1,711	$1,347

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2020

(Unaudited)

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2021.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2020 and July 31, 2019 were 25.06% and 26.74%, respectively. The decrease in the effective tax rate during the quarter ended July 31, 2020 is primarily a result of a decrease in the state and local income taxes as a result of changes in state and local tax allocation factors in fiscal 2021. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2020	2020
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	115	108
Unrealized gain on securities held for sale	334	299
Right of Use Asset	(186)	(182)
Deferred charges	(148)	(166)
Other	(190)	(207)
Total federal tax liability	10,222	10,149

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,578	2,564
Deferred non-cash post-employment compensation	(90)	(88)
Depreciation and amortization	28	44
Unrealized gain on securities held for sale	81	72
Other	131	110
Total state and local tax liabilities	2,728	2,702
Deferred tax liability, long-term	$12,950	$12,851

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2020	2019
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	4.35%	5.84%
Effect of dividends received deductions	(0.26)%	(0.20)%
Other, net	(0.03)%	0.10%
Effective income tax rate	25.06%	26.74%

The Company believes that, as of July 31, 2020, there were no material uncertain tax positions that would require disclosure under GAAP.

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

July 31, 2020

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

	July 31,	April 30,
($ in thousands)	2020	2020

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	8,298	8,550
Furniture and equipment	4,054	4,047
	13,365	13,610
Accumulated depreciation and amortization	(4,159)	(4,110)
Total property and equipment, net	$9,206	$9,500

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner. Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years. Total amortization expenses during the three months ended July 31, 2020 and July 31, 2019, were $13,000 and $19,000, respectively.

During the three months ended July 31, 2020, the Company capitalized $82,000 related to third party programmers' costs. The Company did not incur and did not capitalize expenditures related to the development of software for internal use during the three months ended July 31, 2020. The Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use during the three months ended July 31, 2019.

Note 11 - Treasury Stock and Repurchase Program:

On April 17, 2020, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. No purchases were made under this new program through July 31, 2020.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Average Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2020	383,279	$5,957	$15.54	$2,000
Purchases effected in open market during the months ended:

May 31, 2020	-	-	-	2,000
June 30, 2020	-	-	-	2,000
July 31, 2020	-	-	-	2,000
Balance as of July 31, 2020	383,279	$5,957	$15.54	$2,000

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

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2020

(Unaudited)

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of July 31, 2020, the Company had a long-term lease asset of $8,298,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $375,000 in lease expenses each fiscal year during the three months ended July 31, 2020 and July 31, 2019.

For the three months ended July 31, 2020, the Company paid $355,000 in rent relating to the leases. As a payment arising from an operating lease, the $355,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of July 31, 2020:

Fiscal years ended April 30,	(in thousands)
2021 *	1,077
2022	1,506
2023	1,597
2024	1,634
2025	1,428
Thereafter	3,837
Total undiscounted future minimum lease payments	11,079
Less: difference between undiscounted lease payments & the present value of future lease payments	1,896
Total operating lease liabilities	9,183

* Excludes the three months ended July 31, 2020

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2020, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. Effective October 3, 2021, the LOC and restricted cash will be reduced to $305,000 according to the lease agreement.

Note 14 - Concentration:

During the three months ended July 31, 2020, 31.3% of total publishing revenues of $10,328,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2020 and July 31, 2019, the Company had $2,951,000 and $1,376,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

Note 16 - Paycheck Protection Program Loan:

The Company recently executed a note and received a loan (the "PPP Loan") from JP Morgan Chase Bank under the Paycheck Protection Program ("PPP") which was established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the U.S. Small Business Administration. In April 2020, the Company received the PPP Loan of $2,331,365. The proceeds from the PPP Loan were used in accordance with the terms of the CARES Act program, as described further below.

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

Under the terms of the CARES Act, Borrowers can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during a period not to exceed a twenty-four week period after loan origination and the maintenance or achievement of certain employee levels. No assurance is provided that a Borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.

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
“Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2020; and other risks and uncertainties arising from time to time.

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

Executive Summary of the Business

The Company's core business is producing investment periodicals and their underlying research and making available certain Value Line copyrights, Value Line trademarks and Value Line Proprietary Ranks and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes. Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research, Smarter Investing™ and The Most Trusted Name in Investment Research®. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. Effective December 23, 2010, EULAV Asset Management Trust (“EAM”) was established to provide investment management services to the Value Line Funds, institutional and individual accounts and provide distribution, marketing, and administrative services to the Value Line® Mutual Funds ("Value Line Funds"). The Company maintains a significant investment in EAM from which it receives payments in respect of its non-voting revenues and non-voting profits interests.

The Company’s target audiences within the investment research field are individual investors, colleges, libraries, and investment management professionals. Individuals come to Value Line for complete research in a single package.  Institutional licensees consist of corporations, financial professionals, colleges, and municipal libraries.  Libraries and universities offer the Company’s detailed research to their patrons and students.  Investment management professionals use the research and historical information in their day-to-day businesses.  The Company has a dedicated department that solicits institutional subscriptions.

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

The investment periodicals and related publications (retail and institutional) as well as the Value Line copyrights, Value Line Proprietary Ranking System results, and other proprietary information, consolidate into one segment called Publishing.

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

Business Environment

The long business expansion, which began following the serious and extended recession of 2008-2009, came to a sudden and abrupt end earlier this year due to the outbreak of COVID-19. That disease has led to more than six million infections and over 180,000 deaths across the United States.

The deadly infection also would wreak havoc on our nation's economy, causing many businesses to close for a time, others to operate at low and unprofitable levels, and still more to shutter permanently due to social distancing mandates and the weakened finances of many consumers. The consequent recession has resulted in massive layoffs and a double-digit percentage unemployment rate. The nation's gross domestic product, in response, contracted to a moderate degree during the opening three months of this year and then by an historic 31.7% in the second quarter. In trying to effectively respond to this crisis, the U.S. Government passed and implemented a massive fiscal stimulus program. Efforts to secure additional funding, however, have thus far met with partisan stalemate. On the monetary side, the Federal Reserve has cut the federal funds rate target to near zero, initiated a massive program of asset purchases, and more recently indicated that it would be more flexible with regard to inflation targets, so as not to dampen efforts to turn the economy around on a long-term basis.

Not only did the long economic expansion grind to a halt earlier this year, but so too did the historic bull market, which at its peak had seen the Dow Jones Industrial Average reach the doorstep of 30,000. Then, after the market's brief, but painful, reversal investors, emboldened by the actions taken by Washington and the Fed, and cheered by the initial reopening of a majority of the country's businesses, quickly regained their stride. In fact, within weeks, the shortest bear market in history was over and a new bull market had begun. Since that turnaround, the S&P 500 Index and the NASDAQ have soared to record highs and the Dow has followed close behind.

Now, the challenge will be for the economy to respond in kind. To be sure, markets often lead changes in business direction by as much as six to nine months. Therefore, it is entirely possible, even likely, that such activity will respond affirmatively to the actions taken earlier by Washington and the Fed and to the reopening efforts by private enterprise. Thus far, in fact, some of the late-spring and summer business data have been encouraging, with housing leading the way at this time. Job creation, often a lagging barometer, continues to struggle, however. Overall, though, there figures to be enough positive momentum in place for GDP to turn notably positive during the third and fourth quarters of this year, but off of very low base following the deep contraction from April through June 2020.

Results of Operations for the Three Months Ended July 31, 2020 and July 31, 2019

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2020	2019	Change
Income from operations	$2,226	$2,025	9.9%
Non-voting revenues and non-voting profits interests from EAM Trust	3,644	2,871	26.9%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$5,870	$4,896	19.9%
Operating expenses	$8,102	$7,592	6.7%
Income from securities transactions, net	$958	$141	579.4%
Income before income taxes	$6,828	$5,037	35.6%
Net income	$5,117	$3,690	38.7%
Earnings per share	$0.53	$0.38	39.5%

During the three months ended July 31, 2020, the Company’s income from operations of $2,226,000 was 9.9% above income from operations of $2,025,000 during the three months ended July 31, 2019. During the three months ended July 31, 2020, there were 9,616,721 average common shares outstanding as compared to 9,660,631 average common shares outstanding during the three months ended July 31, 2019. During the three months ended July 31, 2020, the Company’s net income of $5,117,000, or $0.53 per share, was 38.7% above net income of $3,690,000, or $0.38 per share, for the three months ended July 31, 2019. The largest factors in the increases in net income and income from operations during the three months ended July 31, 2020, compared to the prior fiscal year were an increase in copyright fees and an increase from revenues and profits interests in EAM Trust.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2020	2019	Change
Investment periodicals and related publications:
Print	$3,194	$3,181	0.4%
Digital	3,898	3,852	1.2%
Total investment periodicals and related publications	7,092	7,033	0.8%
Copyright fees	3,236	2,584	25.2%
Total publishing revenues	$10,328	$9,617	7.4%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	As of July 31,
	2020		2019
	Print	Digital	Print	Digital
New Sales	17.1%	14.8%	12.1%	21.0%
Renewal Sales	82.9%	85.2%	87.9%	79.0%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2020 new sales of print publications increased as a percent of the total gross print sales versus the prior fiscal year due to an increase in new Telemarketing gross sales of print publications. During the three months ended July 31, 2020 new sales of digital publications decreased as a percent of the total gross digital sales versus the prior fiscal year due to a decrease in new gross sales of Institutional digital publications.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2020	2020	2019	July-20 vs. Apr-20	July-20 vs. July-19
Unearned subscription revenue (current and long-term liabilities)	$23,344	$24,738	$23,494	-5.6%	-0.6%

Unearned subscription revenue as of July 31, 2020 is less than 1% below July 31, 2019 and is 5.6% below April 30, 2020. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders. The institutional side felt the effects of the coronavirus recession and market volatility.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $7,092,000 which included an extra week of servings for the weekly print products increased 0.8% (decreased 1.9% excluding the extra week of print products servings), during the three months ended July 31, 2020, as compared to the prior fiscal year. The Company continued activity to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and the efforts of our sales personnel. Total product line circulation at July 31, 2020 was 1.4% below total product line circulation at July 31, 2019. During the three months ended July 31, 2020, the Institutional Sales department generated total sales orders of $2,996,000 and the retail telemarketing sales team generated total sales orders of $1,903,000.

Total print circulation at July 31, 2020 was 2.2% below the total print circulation at July 31, 2019. Print publication revenues of $3,194,000 during the three months ended July 31, 2020 increased 0.4% (decreased 5.6% excluding the extra week of print products servings), as compared to the prior fiscal year. Total digital circulation at July 31, 2020 was slightly below total digital circulation at July 31, 2019 and digital publications revenues of $3,898,000 during the three months ended July 31, 2020 were 1.2% above the prior fiscal year.

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our independent, proprietary research including periods of intensive promotion of “starter” services and publications. Further, new services and new features for existing services are regularly under consideration and development. Prominently introduced thus far in 2020 were new features in the Value Line Research Center, such as The New Value Line ETFs Service. A new monthly publication Value Line Information You Should Know Wealth Newsletter was introduced in January 2020, and features of the Value Line Research Center and The Value Line Fund Advisor Plus services were enhanced.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. The Ranking System is designed to be predictive over a six to twelve month period. During the six month period ended July 31, 2020, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 2.1% compared to the Russell 2000 Index’s decrease of 8.3% during the comparable period. During the twelve month period ended July 31, 2020, the combined Ranking System “Rank 1 & 2” stocks’ increase of 1.2% outperformed the Russell 2000 Index’s decrease of 6.0% during the comparable period.

Copyright fees

During the three months ended July 31, 2020, copyright fees of $3,236,000 were 25.2% above those during the corresponding period in the prior fiscal year. The largest of the individual ETFs active under Value Line’s copyright program has again earned a five star overall Morningstar rating. The Company has negotiated with the sponsor of the largest exchange traded fund (“ETF”) in the program, the restructuring of the Company’s asset based fees and overall fees of the ETF in light of the competitive market. The Company’s copyright fees may be reduced in the range of ten percent, although the level of assets under management in the ETF is critical to this projection.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2020, were $4.3 billion, which is $900 million, or 26%, above total assets of $3.4 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2019. The increase reflects successful investment selection capturing market appreciation and positive net flows for the Value Line Funds, partially offset by net redemptions in eight of the ten Funds over the twelve month period ended July 31, 2020.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are only distributed within certain variable annuity and variable life insurance contracts.

Value Line Mutual Funds

	As of July 31,
($ in millions)	2020	2019	Change
Variable annuity assets ("GIAC")	$410	$416	-1.4%
All other open end equity and hybrid fund assets	3,800	2,899	31.1%
Total equity and hybrid funds	4,210	3,315	27.0%
Fixed income funds	106	107	-0.9%
Total EAM managed net assets	$4,316	$3,422	26.13%

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund.

In July 2020, the Value Line VIP Equity Advantage Fund was closed and liquidated.

As of July 31, 2020, five of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

Several of the Value Line Funds have received national recognition. The Value Line Asset Allocation Fund and Capital Appreciation Fund continue stellar performance as the top performing balanced fund of any allocation funds in Morningstar’s allocation categories. The Value Line Mid-Cap Focused Fund, the Value Line Small Cap Opportunities Fund and the Value Line Capital Appreciation Fund have been named “Category Kings” in The Wall Street Journal (“Journal”) in multiple months in recent years. In 2019 the Value Line Mid-Cap Focused Fund reached the Journal’s Winner’s Circle for U.S. equity funds.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the three months ended July 31, 2020, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $6,310,000, 12b-1 fees and other fees of $2,301,000 and other income of $110,000. For the same period, total investment management fee waivers were $43,000 and 12b-1 fee waivers for three Value Line Funds were $157,000. During the three months ended July 31, 2020, EAM's net income was $728,000 after giving effect to Value Line’s non-voting revenues interest of $3,280,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of July 31, 2020, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 88.0%, variable annuity funds issued by GIAC represent 9.5%, and fixed income fund assets represent 2.5%, respectively, of total fund assets under management (“AUM”) as of July 31, 2020. At July 31, 2020, equity, hybrid and GIAC variable annuities AUM increased by 27.0% and fixed income AUM decreased by 0.9% as compared to fiscal 2020.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2021 was 51.77%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2020	2019	Change
Non-voting revenues interest	$3,280	$2,588	26.7%
Non-voting profits interest	364	283	28.6%
	$3,644	$2,871	26.9%

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2020	2019	Change
Advertising and promotion	$1,055	$943	11.9%
Salaries and employee benefits	4,508	4,385	2.8%
Production and distribution	1,273	1,165	9.3%
Office and administration	1,266	1,099	15.2%
Total expenses	$8,102	$7,592	6.7%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Advertising and promotion

During the three months ended July 31, 2020, advertising and promotion expenses of $1,055,000 increased 11.9% as compared to the prior fiscal year primarily due to a $63,000 increase in media marketing expenses and institutional sales promotion and a $74,000 increase in direct mail expenses.

Salaries and employee benefits

During the three months ended July 31, 2020, salaries and employee benefits of $4,508,000 increased 2.8% above the prior fiscal year primarily due to an increase in Profit Sharing employee retirement benefits during fiscal 2021 partially offset by a 5.5% decrease in salaries and employee benefits in the Information Technology department (“IT”), reflecting completion of certain initiatives to upgrade operating systems.

Production and distribution

During the three months ended July 31, 2020, production and distribution expenses of $1,273,000 increased 9.3% above the prior fiscal year. During the three months ended July 31, 2020, an increase of $98,000 was attributable to costs related to production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems as compared to fiscal 2020. During the three months ended July 31, 2020, production and distribution expenses increased due to an extra week of servings for the weekly print products in fiscal 2021.

Office and administration

During the three months ended July 31, 2020, office and administrative expenses of $1,266,000 increased 15.2% above the prior fiscal year. The increase during the three months ended July 31, 2020 was primarily a result of an increase in professional fees and bank service costs in fiscal 2021.

Concentration

During the three months ended July 31, 2020, 31.3% of total publishing revenues of $10,328,000 were derived from a single customer.

Income from Securities Transactions, net

During the three months ended July 31, 2020 and July 31, 2019, the Company’s income from securities transactions, net, primarily derived from dividend and interest income, was $958,000 and $141,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2020 and July 31, 2019, were $3,464,000 and $2,973,000, respectively. Proceeds from sales of equity securities classified as available-for-sale during the three months ended July 31, 2020 were $4,637,000. Gains on the sales of equity securities classified as available-for-sale were reclassified from other comprehensive income in the Consolidated Condensed Balance Sheet in the amount of $783,000 during the three months ended July 31, 2020. There were no sales or proceeds from sales of equity securities during the three months ended July 31, 2019.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2020 and July 31, 2019 were 25.06% and 26.74%, respectively. The decrease in the effective tax rate during the quarter ended July 31, 2020 is primarily a result of a decrease in the state and local income taxes as a result of changes in state and local tax allocation factors in fiscal 2021. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $15,121,000 as of July 31, 2020 and $13,700,000 as of April 30, 2020. These amounts include short-term unearned revenue of $17,739,000 and $18,854,000 reflected in total current liabilities at July 31, 2020 and April 30, 2020, respectively. Cash and short-term securities were $38,442,000 and $34,158,000 as of July 31, 2020 and April 30, 2020, respectively.

The Company’s cash and cash equivalents include $7,146,000 and $2,115,000 at July 31, 2020 and April 30, 2020, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $5,426,000 during the three months ended July 31, 2020 compared to cash outflows from operating activities of $102,000 during the three months ended July 31, 2019. The increase in cash inflows from fiscal 2020 to fiscal 2021 is primarily attributable to timing of the receipt of copyright fees as compared to the prior fiscal year and the increase in net income during the three months ended July 31, 2020.

Cash from investing activities

The Company’s cash outflows from investing activities of $611,000 during the three months ended July 31, 2020 compared to cash outflows from investing activities of $648,000 for the three months ended July 31, 2019. Cash outflows for the three months ended July 31, 2020 were lower than in fiscal 2020 primarily due to the proceeds received from the sales of equity and fixed income securities partially offset by the additional equity securities investments in fiscal 2021.

Cash from financing activities

During the three months ended July 31, 2020, the Company’s cash outflows from financing activities were $2,000,000 and compared to cash outflows from financing activities of $2,025,000 for the three months ended July 31, 2019. There were no repurchases of the Company’s common stock under the April 17, 2020 board approved common stock repurchase program during the fiscal quarter ended July 31, 2020. During the three months ended July 31, 2019 cash outflows for financing activities included $92,000 for the repurchase of 3,857 shares of the Company’s common stock under the October 19, 2019 board approved common stock repurchase program. Quarterly dividend payments of $0.21 per share during fiscal 2021 aggregated $2,020,000 and compared to quarterly dividend payments of $0.20 per share during fiscal 2020 which aggregated $1,933,000.

At July 31, 2020 there were 9,616,721 common shares outstanding as compared to 9,659,704 common shares outstanding at July 31, 2019. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of July 31, 2020, and April 30, 2020, retained earnings were $59,547,000 and $56,450,000, respectively, and liquid assets were $38,442,000 and $34,158,000, respectively.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of July 31, 2020 and April 30, 2020 the aggregate cost of fixed income securities classified as available-for-sale were $13,935,000 and $14,902,000, respectively, and fair value was $14,062,000 and $15,079,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after Hypothetical Change in Interest Rates (in thousands)

	(bp = basis points)

		1 yr.	1 yr.	1 yr.	1 yr.

	Fair Value	50bp increase	50bp decrease	100bp increase	100bp decrease
As of July 31, 2020
Investments in securities with fixed maturities	$14,062	$14,043	$14,128	$14,000	$14,171

As of April 30, 2020
Investments in securities with fixed maturities	$15,079	$15,058	$15,179	$14,998	$15,240

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

As of July 31, 2020 and April 30, 2020, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), Select Utilities Select Sector SPDR ETF (XLU), First Trust Value Line 100 ETF (FVL), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), SPDR S&P 500 ETF (SPY), iShares Select Dividend ETF (DVY), iShares Trust Ishares Preferred & Income Secs ETF (PFF) and First Trust Exchange-Traded Fund III PFD Secs & Income ETF (FPE) was $15,150,000 and $12,877,000, respectively, and the fair value was $16,611,000 and $14,125,000, respectively.

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2020	Equity Securities and ETFs held for dividend yield	$16,611	30% increase	$21,594	6.5%
			30% decrease	$11,628	-6.5%

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2020	Equity Securities and ETFs held for dividend yield	$14,125	30% increase	$18,363	6.25%
			30% decrease	$9,888	-6.25%

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020 filed with the SEC on July 28, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Company

There were no repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2020.

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

Date: September 11, 2020