Form 10-Q
period 2021-01-31
VALUE LINE INC
filed 2021-03-12
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2021
Common stock, $0.10 par value per share	9,574,187 shares

VALUE LINE, INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	Jan. 31,	April 30,
	2021	2020
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $15,286 and $2,115, respectively)	$16,182	$4,954
Securities available-for-sale	23,517	29,204
Accounts receivable, net of allowance for doubtful accounts of $37 and $38, respectively	4,523	4,438
Receivable from clearing broker	-	608
Prepaid expenses and other current assets	1,211	1,321
Total current assets	45,433	40,525

Long term assets:
Investment in EAM Trust	60,919	59,165
Restricted money market investments	469	469
Property and equipment, net	8,613	9,500
Capitalized software and other intangible assets, net	133	69
Total long term assets	70,134	69,203

Total assets	$115,567	$109,728

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,892	$2,057
Accrued salaries	944	1,145
Dividends payable	2,012	2,019
Accrued taxes on income	37	1,043
Payable to clearing broker	-	588
Loan obligation-short term	583	194
Operating lease obligation-short term	1,041	925
Unearned revenue	18,111	18,854
Total current liabilities	24,620	26,825

Long term liabilities:
Unearned revenue	5,340	5,884
Loan obligation-long term	1,748	2,137
Operating lease obligation-long term	7,663	8,492
Deferred income taxes	12,627	12,851
Total long term liabilities	27,378	29,364
Total liabilities	51,998	56,189

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	66,604	56,450
Treasury stock, at cost (420,360 shares and 383,279 shares, respectively)	(7,002)	(5,957)
Accumulated other comprehensive income, net of tax	1,976	1,055
Total shareholders' equity	63,569	53,539

Total liabilities and shareholders' equity	$115,567	$109,728

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Revenues:
Investment periodicals and related publications	$6,830	$7,108	$20,823	$21,090
Copyright fees	3,300	3,695	9,845	9,410
Total publishing revenues	10,130	10,803	30,668	30,500

Expenses:
Advertising and promotion	837	748	2,709	2,393
Salaries and employee benefits	4,716	4,523	13,778	13,299
Production and distribution	1,189	1,198	3,854	3,608
Office and administration	1,105	1,205	3,630	3,417
Total expenses	7,847	7,674	23,971	22,717
Income from operations	2,283	3,129	6,697	7,783

Revenues and profits interests in EAM Trust	4,734	3,455	12,592	9,384
Income from securities transactions, net	424	167	1,705	451
Income before income taxes	7,441	6,751	20,994	17,618
Income tax provision	1,412	1,799	4,792	4,765
Net income	$6,029	$4,952	$16,202	$12,853

Earnings per share, basic & fully diluted	$0.63	$0.51	$1.69	$1.33

Weighted average number of common shares	9,589,093	9,640,949	9,604,869	9,652,805

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Net income	$6,029	$4,952	$16,202	$12,853

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities, net of taxes	947	(30)	921	332
Other comprehensive income (loss)	947	(30)	921	332
Comprehensive income	$6,976	$4,922	$17,123	$13,185

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	January 31,
	2021	2020
Cash flows from operating activities:
Net income	$16,202	$12,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	963	202
Realized gains on sales of equity securities	(1,162)	-
Non-voting revenues interest in EAM Trust	(11,113)	(8,389)
Non-voting profits interest in EAM Trust	(1,479)	(995)
Distributions received from EAM Trust	10,838	8,397
Deferred income taxes	(202)	370
Deferred rent obligation	(713)	78
Changes in operating assets and liabilities:
Unearned revenue	(1,287)	(1,787)
Accounts payable & accrued expenses	(164)	(318)
Accrued salaries	(201)	(164)
Accrued taxes on income	(1,352)	(182)
Prepaid and refundable income taxes	-	158
Prepaid expenses and other current assets	110	294
Accounts receivable	(85)	(3,661)
Total adjustments	(5,847)	(5,997)
Net cash provided by operating activities	10,355	6,856

Cash flows from investing activities:
Purchases of equity securities classified as available-for-sale	(8,524)	(1,716)
Purchases of fixed income securities classified as available-for-sale	(2,497)	(6,931)
Proceeds from sales of equity securities classified as available-for-sale	7,684	-
Proceeds from sales of fixed income securities classified as available-for-sale	11,431	5,223
Acquisition of property and equipment	(26)	(2)
Expenditures for capitalized software	(114)	-
Net cash provided by/(used in) investing activities	7,954	(3,426)

Cash flows from financing activities:
Purchase of treasury stock at cost	(1,045)	(572)
Receivable from clearing broker	608	-
Payable to clearing broker	(588)	-
Dividends paid	(6,056)	(5,796)
Net cash used in financing activities	(7,081)	(6,368)
Net change in cash and cash equivalents	11,228	(2,938)
Cash, cash equivalents and restricted cash at beginning of period	5,423	6,962
Cash, cash equivalents and restricted cash at end of period	$16,651	$4,024

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Nine Months Ended January 31, 2021
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$56,450	$1,055	$53,539

Net income						16,202		16,202
Change in unrealized gains on securities, net of taxes							921	921
Purchase of treasury stock				(37,081)	(1,045)			(1,045)
Dividends declared						(6,048)		(6,048)
Balance at January 31, 2021	10,000,000	$1,000	$991	(420,360)	$(7,002)	$66,604	$1,976	$63,569

Dividends declared per common share were $0.21 for the three months ending July 31, 2020, October 31, 2020 and January 31, 2021.

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

Dividends declared per common share were $0.20 for the three months ending July 31, 2019, October 31, 2019 and January 31, 2020.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2021

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

The Consolidated Condensed Balance Sheets as of January 31, 2021 and April 30, 2020, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the SEC on July 28, 2020 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
January 31, 2021
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

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms delivering items by common carrier into a state where it had no physical presence from having to collect sales tax in such state. Since then, states' legislative efforts to increase business tax collections have continually expanded. The Company has  integrated the effects of the various state laws into its operations and continues to do so.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$15,286	$-	$-	$15,286
Securities available-for-sale	23,517	-	-	23,517
	$38,803	$-	$-	$38,803

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2021
(Unaudited)

	As of April 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,115	$-	$-	$2,115
Securities available-for-sale	29,204	-	-	29,204
	$31,319	$-	$-	$31,319

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2021 and April 30, 2020, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of January 31, 2021, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2021 and April 30, 2020, cash equivalents included $15,286,000 and $2,115,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

As of January 31, 2021 and April 30, 2020, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total of $14,880,000 and $12,877,000, respectively, and the fair value was $17,516,000 and $14,125,000, respectively.

Proceeds from sales of equity securities classified as available-for-sale during the nine months ended January 31, 2021 were $7,684,000 and the related capital gains of $1,162,000 were reclassified from Accumulated Other Comprehensive Income in the Consolidated Condensed Balance Sheet to the Consolidated Condensed Statement of Income. The increase in gross unrealized gains on equity securities classified as available-for-sale of $1,388,000, net of deferred taxes of $361,000 was included in Shareholders' Equity at January 31, 2021. There were no sales or proceeds from sales of equity securities during the nine months ended January 31, 2020. The increase in gross unrealized gains on equity securities classified as available-for-sale of $523,000, net of deferred taxes of $240,000 was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet at January 31, 2020.

The changes in the value of equity securities investments are recorded in Other Comprehensive Income in the Consolidated Condensed Financial Statements. Realized gains and losses are recorded as of the trade date in the Consolidated Condensed Statements of Income when securities are sold, mature or are redeemed. As of January 31, 2021 and April 30, 2020, accumulated other comprehensive income included unrealized gains of $2,636,000 and $1,248,000, net of deferred taxes of $685,000 and $324,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2021
(Unaudited)

The carrying value and fair value of securities available-for-sale at January 31, 2021 were as follows:

		Gross Unrealized	Gross Unrealized
($ in thousands)	Cost	Holding Gains	Losses	Fair Value
ETFs - equities	$14,880	$2,646	$(10)	$17,516

The carrying value and fair value of securities available-for-sale at April 30, 2020 were as follows:

		Gross Unrealized	Gross Unrealized
($ in thousands)	Cost	Holding Gains	Losses	Fair Value
ETFs - equities	$12,877	$1,317	$(69)	$14,125

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. The aggregate cost and fair value at January 31, 2021 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$5,967	$34	$6,001
Total investment in government debt securities	$5,967	$34	$6,001

The aggregate cost and fair value at April 30, 2020 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$14,652	$177	$14,829
Due 1 year through 5 years	250	-	250
Total investment in government debt securities	$14,902	$177	$15,079

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2021 and January 31, 2020, were $11,431,000 and $5,223,000, respectively. The decrease in gross unrealized gains of $143,000 on fixed income securities classified as available-for-sale net of deferred income tax benefit of $37,000, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of January 31, 2021. The increase in gross unrealized gains of $69,000 on fixed income securities classified as available-for-sale net of deferred income tax of $20,000, was included in Shareholders' Equity on the Consolidated Condensed Balance Sheet as of January 31, 2020. As of January 31, 2021 and April 30, 2020, accumulated other comprehensive income included unrealized gains of $34,000 and $177,000, net of deferred taxes of $9,000 and $46,000, respectively.

The average yield on the Government debt securities classified as available-for-sale at January 31, 2021 and April 30, 2020 was 2.34% and 2.27%, respectively.

Income from Securities Transactions:

Income from securities transactions was comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2021	2020	2021	2020
Dividend income	$155	$95	$413	$247
Interest income	32	66	131	203
Realized gain on sale of equity securities	237	1	1,162	1
Other	-	5	(1)	-
Total income from securities transactions, net	$424	$167	$1,705	451

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2021
(Unaudited)

Investment in Unconsolidated Entities:
Equity Method Investment:

As of January 31, 2021 and April 30, 2020, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $60,919,000 and $59,165,000, respectively.

The value of VLI’s investment in EAM at January 31, 2021 and April 30, 2020 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2021	2020	2021	2020
Investment management fees earned from the Value Line Funds, net of waivers shown below	$7,827	$5,921	$21,318	$16,531
12b-1 fees and other fees, net of waivers shown below	$2,439	$2,210	$7,194	$6,275
Other income	$119	$89	$234	$147
Investment management fee waivers and reimbursements	$88	$15	$207	$233
12b-1 fee waivers	$168	$178	$490	$517
Value Line’s non-voting revenues interest	$4,104	$3,033	$11,113	$8,389
EAM's net income (1)	$1,260	$844	$2,958	$1,990

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	January 31,	April 30,
($ in thousands)	2021	2020
	(unaudited)
EAM's total assets	$64,357	$61,335
EAM's total liabilities (1)	(7,186)	(4,192)
EAM's total equity	$57,171	$57,143

(1) At January 31, 2021 and April 30, 2020, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $4,671,000 and $2,949,000, respectively.

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
January 31, 2021
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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2021 (unaudited)	$64,357	$60,919	$-	$60,919
As of April 30, 2020	$61,335	$59,165	$-	$59,165

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

	Nine Months Ended January 31,
($ in thousands)	2021	2020
Cash and cash equivalents	$16,182	$3,555
Restricted cash	469	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$16,651	$4,024

Income Tax Payments:

The Company made income tax payments as follows:

	Nine Months Ended January 31,
($ in thousands)	2021	2020
State and local income tax payments	$1,139	$1,089
Federal income tax payments to the Parent	5,210	3,325

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution . For the nine months ended January 31, 2021 and January 31, 2020, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $586,000 and $423,000, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2021 and January 31, 2020, the Company held equity securities consisting primarily of ETFs with high relative dividend yields that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. As of January 31, 2021 and January 31, 2020, the Company also held fixed income securities consisting of certificates of deposits and securities issued by the federal government within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of these securities, net of deferred income taxes, has been recorded in accumulated other comprehensive income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2021 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense)/Benefit	Amount Net of Tax
Change in unrealized gains on securities	$2,407	$(626)	$1,781
Less: Gains realized in net income	(1,162)	302	(860)
	$1,245	$(324)	$921

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2021
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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2021, were $4.90 billion, 30.7% above total assets of $3.75 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2020.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter. The applicable recent non-voting revenues interest percentage for the third quarter of fiscal 2021 was 52.48%.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2021	2020	2021	2020
Non-voting revenues interest in EAM	$4,104	$3,033	$11,113	$8,389
Non-voting profits interest in EAM	630	422	1,479	995
	$4,734	$3,455	$12,592	$9,384

At January 31, 2021, the Company's investment in EAM includes a receivable of $4,671,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That sum was subsequently paid to the Company.

Transactions with Parent:

During the nine months ended January 31, 2021 and January 31, 2020, the Company was reimbursed $272,000 and $259,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent"). There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2021 and April 30, 2020.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $5,210,000 and $3.325,000 to the Parent during the nine months ended January 31, 2021 and January 31, 2020, respectively.

As of January 31, 2021, the Parent owned 90.13% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2021	2020	2021	2020
Current tax expense:
Federal	$1,525	$1,347	$4,189	$3,480
State and local	108	300	805	915
Current tax expense	1,633	1,647	4,994	4,395
Deferred tax expense (benefit):
Federal	153	154	177	100
State and local	(374)	(2)	(379)	270
Deferred tax expense (benefit):	(221)	152	(202)	370
Income tax provision	$1,412	$1,799	$4,792	$4,765

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2021
(Unaudited)

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2021.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2021 and January 31, 2020 were 22.82% and 27.05%, respectively. The decrease in the effective tax rate during the quarter ended January 31, 2021 is primarily a result of a decrease in the state and local income taxes, primarily deferred income taxes, as a result of changes in state and local tax allocation factors in fiscal 2021. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2021	2020
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,670	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	109	108
Unrealized gain on securities held for sale	561	299
Right of Use Asset	(193)	(182)
Deferred charges	(155)	(166)
Other	(345)	(207)
Total federal tax liability	10,275	10,149

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,842	2,564
Deferred non-cash post-employment compensation	(64)	(88)
Depreciation and amortization	18	44
Unrealized gain on securities held for sale	97	72
Other	458	110
Total state and local tax liabilities	2,351	2,702
Deferred tax liability, long-term	$12,626	$12,851

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2021	2020
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.08%	6.20%
Effect of dividends received deductions	(0.29)%	(0.20)%
Other, net	0.03%	0.05%
Effective income tax rate	22.82%	27.05%

The Company believes that, as of January 31, 2021, there were no material uncertain tax positions that would require disclosure under GAAP.

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
January 31, 2021
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

	January 31,	April 30,
($ in thousands)	2021	2020

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	7,784	8,550
Furniture and equipment	4,073	4,047
	12,870	13,610
Accumulated depreciation and amortization	(4,257)	(4,110)
Total property and equipment, net	$8,613	$9,500

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner. Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years. Total amortization expenses during the nine months ended January 31, 2021 and January 31, 2020, were $49,000 and $52,000, respectively.

During the nine months ended January 31, 2021, the Company  capitalized  $114,000 related to third party programmers' costs.  The Company  did not incur and did not capitalize expenditures related to third party programmers' costs during the nine months ended January 31, 2020.

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Total Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2020	383,279	$5,957	$15.54	$2,000
Purchases effected in open market during the quarters ended:

July 31, 2020	-	-	-	2,000
October 31, 2020	15,670	422	26.96	1,578
January 31, 2021	21,411	623	29.10	955
Balance as of January 31, 2021	420,360	$7,002	$16.66	$955

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of January 31, 2021, the Company had a long-term lease asset of $7,784,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2021
(Unaudited)

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $1,125,000 in lease expenses in both fiscal years 2021 and 2020 during the nine months ended January 31, 2021 and January 31, 2020, respectively.

For the nine months ended January 31, 2021, the Company paid $1,070,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,070,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of January 31, 2021:

Fiscal years ended April 30,	(in thousands)
2021 *	362
2022	1,506
2023	1,597
2024	1,634
2025	1,428
Thereafter	3,837
Total undiscounted future minimum lease payments	10,364
Less: difference between undiscounted lease payments & the present value of future lease payments	1,660
Total operating lease liabilities	8,704

* Excludes the nine months ended January 31, 2021

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2021, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. Effective October 3, 2021, the LOC and restricted cash will be reduced to $305,000 according to the lease agreement.

Note 14 - Concentration:

During the nine months ended January 31, 2021, 32.1% of total publishing revenues of $30,668,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2021 and January 31, 2020, the Company had $3,289,000 and $1,782,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

Note 16 - Paycheck Protection Program Loan:

Shortly after declaration of a pandemic and "lockdowns" of numerous non-essential businesses, the Company in April of 2020 executed a note and received a loan (the "PPP Loan") from JP Morgan Chase Bank under the Paycheck Protection Program ("PPP") which was established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the U.S. Small Business Administration. In April 2020, the Company received the PPP Loan of $2,331,365. The proceeds from the PPP Loan were used in accordance with the terms of the CARES Act program, as described further below.

The term of the PPP Loan is two years. The interest rate on the PPP Loan is 1.00%. Payments of principal and interest are deferred until ten months after the loan covered period (twenty four weeks after receipt of the loan). Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under such PPP Loan, collection of all amounts owing from the respective Borrower, filing suit and obtaining judgment against the respective Borrower.

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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2021; and other risks and uncertainties arising from time to time.

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

Business Environment

The nation's economy, which endured a series of historic ups and downs over the past year, as the world battled the worst global pandemic since 1918, has begun to recover significantly. For the most part, this nascent comeback is being led by the housing, retailing, and manufacturing sectors, but restrained by the frustrating slow and uneven pace of job creation.

This optimistic case assumes that the progress being made in quelling COVID-19 will continue. In addition to further progress on the pandemic front, the nation anticipates additional support from Congress and the continuing monetary support from the Federal Reserve, which is being promised.

Currently, the Dow Jones Industrial Average, the S&P 500 Index, and the NASDAQ Composite each recently hit an all-time high. Moreover, this more than decade-long bull market seems as though it will endure, aided by historically low interest rates, past and prospective fiscal support, and evident strong earnings improvement.

Recently, though, investor fears of rising inflation have started to creep back in after a long absence. Such concerns are being engendered by the faster pace of economic improvement, a recent uptick in producer, or wholesale, prices, and expectations of significant additional fiscal spending. This led to a sharp recovery in yields on 10-year Treasury notes and 30-year Treasury bonds. For now, we believe these inflation worries are overblown, and that the economic recovery will prove to be of insufficient magnitude to seriously unsettle the inflation outlook.

Results of Operations for the Three and Nine Months Ended January 31, 2021 and January 31, 2020

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2021	2020	Change	2021	2020	Change
Income from operations	$2,283	$3,129	-27.0%	$6,697	$7,783	-14.0%
Non-voting revenues and non-voting profits interests from EAM Trust	4,734	3,455	37.0%	12,592	9,384	34.2%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$7,017	$6,584	6.6%	$19,289	$17,167	12.4%
Operating expenses	$7,847	$7,674	2.3%	$23,971	$22,717	5.5%
Income from securities transactions, net	$424	$167	153.9%	$1,705	$451	278.0%
Income before income taxes	$7,441	$6,751	10.2%	$20,994	$17,618	19.2%
Net income	$6,029	$4,952	21.7%	$16,202	$12,853	26.1%
Earnings per share	$0.63	$0.51	23.5%	$1.69	$1.33	27.1%

During the nine months ended January 31, 2021, the Company’s net income of $16,202,000, or $1.69 per share, was 26.1% above net income of $12,853,000, or $1.33 per share, for the nine months ended January 31, 2020. During the nine months ended January 31, 2021, the Company’s income from operations of $6,697,000 was 14.0% below income from operations of $7,783,000 during the nine months ended January 31, 2020. The largest factors in the increase in net income during the nine months ended January 31, 2021, compared to the prior fiscal year, were an increase in copyright fees, an increase from revenues and profits interests in EAM Trust, and an increase in realized capital gains on sales of securities available for sale.

During the nine months ended January 31, 2021, there were 9,604,869 average common shares outstanding as compared to 9,652,805 average common shares outstanding during the nine months ended January 31, 2020.

During the three months ended January 31, 2021, the Company’s net income of $6,029,000, or $0.63 per share, was 21.7% above net income of $4,952,000, or $0.51 per share, for the three months ended January 31, 2020. During the three months ended January 31, 2021, the Company’s income from operations of $2,283,000 was 27.0% below income from operations of $3,129,000 during the three months ended January 31, 2020.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2021	2020	Change	2021	2020	Change
Investment periodicals and related publications:
Print	$2,896	$3,273	-11.5%	$9,054	$9,563	-5.3%
Digital	3,934	3,835	2.6%	11,769	11,527	2.1%
Total investment periodicals and related publications	6,830	7,108	-3.9%	20,823	21,090	-1.3%
Copyright fees	3,300	3,695	-10.7%	9,845	9,410	4.6%
Total publishing revenues	$10,130	$10,803	-6.2%	$30,668	$30,500	0.6%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021		2020		2021		2020
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	13.3%	16.4%	7.5%	13.6%	14.5%	15.7%	9.8%	14.2%
Renewal Sales	86.7%	83.6%	92.5%	86.4%	85.5%	84.3%	90.2%	85.8%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the nine months ended January 31, 2021 new sales of print and digital publications increased as a percent of the total gross print and digital sales versus the prior fiscal year due to an increase in new Telemarketing gross sales of print and digital publications. During the nine months ended January 31, 2021 renewal sales of print and digital publications decreased as a percent of the total gross digital sales versus the prior fiscal year due to a decrease in new gross sales of Institutional print publications as customer migration to digital services continues gradually.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2021	2020	2019	Jan-21 vs. Apr-20	Jan-21 vs. Jan-20
Unearned subscription revenue (current and long-term liabilities)	$23,451	$24,738	$23,696	-5.2%	-1.0%

Unearned subscription revenue as of January 31, 2021 is 1.0% below January 31, 2020 and is 5.2% below April 30, 2020. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $20,823,000 decreased 1.3% during the nine months ended January 31, 2021, as compared to the prior fiscal year.  Total product line circulation at January 31, 2021 was 2.5% above total product line circulation at January 31, 2020, reversing a long term trend.  The Company actively attracted new subscribers to our services through increased marketing efforts, promoting add-on and multi-year purchases in addition to continuing direct mail, e-mail, and telephone efforts by our sales personnel.  During the nine months ended January 31, 2021, our Institutional Sales department generated total sales orders of $10,192,000 or 7.9% above the prior fiscal year and the retail telemarketing sales team generated total sales orders of $6,001,000 or 1.5% above the prior fiscal year.

Total print circulation at January 31, 2021 was 1.7% above the total print circulation at January 31, 2020. Print publication revenues of $9,054,000 during the nine months ended January 31, 2021 decreased 5.3% as compared to the prior fiscal year. Total digital circulation at January 31, 2021 was 3.6% above total digital circulation at January 31, 2020 and digital publications revenues of $11,769,000 during the nine months ended January 31, 2021 were 2.1% above the prior fiscal year.

During the three months ended January 31, 2021, investment periodicals and related publications revenues of $6,830,000 decreased 3.9% as compared to the investment periodicals and related publications revenues of $7,108,000 during the three months ended January 31, 2020 which included an extra week of servings for the weekly print products. Decrease would be 1.2% excluding the extra week of print products servings during the third quarter of the prior fiscal year. During the three months ended January 31, 2021, print publication revenues of $2,896,000 decreased 11.5%, (5.9% excluding the extra week of print products servings during the three months ended January 31, 2020) as compared to third quarter of the prior fiscal year.

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to experiment with varying terms for our independent, proprietary research including periods of intensive promotion of “starter” services and publications. Further, new services and new features for existing services are regularly under consideration and development. Prominently introduced in the past year were new elements in the Value Line Research Center, such as The New Value Line ETFs Service. A new monthly publication Value Line Information You Should Know Wealth Newsletter was introduced as well, and features of the Value Line Research Center and The Value Line Fund Advisor Plus services were enhanced. The new Value Line M & A Service, seeking stocks of quality companies that may be merged or acquired, launched in the second quarter of fiscal 2021 and Value Line Climate Change Investing Service in the fourth.

Copyright fees

During the nine months ended January 31, 2021, copyright fees of $9,845,000 were 4.6% above those during the corresponding periods in the prior fiscal year. The Company has negotiated with the sponsor of the largest exchange traded fund (“ETF”) in the program the phased restructuring of the Company’s asset based fees and overall fees of the ETF in light of the competitive market. The Company’s copyright fees may be reduced in the range of ten percent, although the level of assets under management in the ETF is critical to this projection, and it reached new highs in recent weeks subsequent to the third quarter ended January 31, 2021.

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

Value Line Funds continue to succeed in assets growth, realizing net investor inflows for the past two years. Net assets in hybrid funds were up $1.15 billion at January 31, 2021. Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2021, were $4.90 billion, which is $1.15 billion, or 30.7%, above total assets of $3.75 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2020. The increase reflects successful investment selection capturing market appreciation and positive net flows for the Value Line Funds, partially offset by net redemptions in eight of the ten funds over the twelve month period ended January 31, 2021.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are only distributed within certain variable annuity and variable life insurance contracts.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2021	2020	Change
Variable annuity assets ("GIAC")	$411	$412	-0.2%
All other open end equity and hybrid fund assets	4,388	3,232	35.8%
Total equity and hybrid funds	4,799	3,644	31.7%
Fixed income funds	103	107	-3.7%
Total EAM managed net assets	$4,902	$3,751	30.7%

The Value Line Fund shareholders are provided a money market fund investment managed by Federated Government Obligations Fund. In July 2020, the Value Line VIP Equity Advantage Fund with insignificant assets was closed and liquidated.

As of January 31, 2021, four of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.

Several of the Value Line Funds have received national recognition. The Value Line Asset Allocation Fund and Capital Appreciation Fund continue stellar performance as the top performing balanced funds of any allocation funds in Morningstar’s allocation categories.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the nine months ended January 31, 2021, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $21,318,000, 12b-1 fees and other fees of $7,194,000 and other income of $234,000. For the same period, total investment management fee waivers were $207,000 and 12b-1 fee waivers for nine Value Line Funds were $490,000. During the nine months ended January 31, 2021, EAM's net income was $2,958,000 after giving effect to Value Line’s non-voting revenues interest of $11,113,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of January 31, 2021, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company no longer receives or shares in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 89.5%, variable annuity funds issued by GIAC represent 8.4%, and fixed income fund assets represent 2.1%, respectively, of total fund assets under management (“AUM”) as of January 31, 2021. At January 31, 2021, equity, hybrid and GIAC variable annuities AUM increased by 31.7% and fixed income AUM decreased by 3.7% as compared to fiscal 2020.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the third quarter of fiscal 2021 was 52.48%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January31,			Nine Months Ended January 31,
($ in thousands)	2021	2020	Change	2021	2020	Change
Non-voting revenues interest	$4,104	$3,033	35.3%	$11,113	$8,389	32.5%
Non-voting profits interest	630	422	49.3%	1,479	995	48.6%
	$4,734	$3,455	37.0%	$12,592	$9,384	34.2%

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2021	2020	Change	2021	2020	Change
Advertising and promotion	$837	$748	11.9%	$2,709	$2,393	13.2%
Salaries and employee benefits	4,716	4,523	4.3%	13,778	13,299	3.6%
Production and distribution	1,189	1,198	-0.8%	3,854	3,608	6.8%
Office and administration	1,105	1,205	-8.3%	3,630	3,417	6.2%
Total expenses	$7,847	$7,674	2.3%	$23,971	$22,717	5.5%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Advertising and promotion

During the three and nine months ended January 31, 2021, advertising and promotion expenses of $837,000 and $2,709,000, respectively, increased 11.9% and 13.2% as compared to the prior fiscal year. During the nine months ended January 31, 2021, increases were primarily due to a $133,000 increase in media marketing expenses and institutional sales promotion and a $141,000 increase in direct mail expenses primarily for The Value Line Investment Survey and other services.

Salaries and employee benefits

During the three and nine months ended January 31, 2021, salaries and employee benefits of $4,716,000 and $13,778,000, respectively, increased 4.3% and 3.6% above the prior fiscal year. The increase during the nine months ended January 31, 2021, was primarily due to increases in Profit Sharing employee retirement benefits during fiscal 2021 and employee recruitment fees partially offset by a 6.0% decrease in salaries and employee benefits in the Information Technology department (“IT”), reflecting completion of certain initiatives to upgrade operating systems.

Production and distribution

During the nine months ended January 31, 2021, production and distribution expenses of $3,854,000 increased 6.8% above the prior fiscal year. During the three months ended January 31, 2021, production and distribution expenses of $1,189,000 were comparable to the third quarter of the prior fiscal year. The increase of $246,000 during the nine months ended January 31, 2021, was attributable to costs related to production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems as compared to fiscal 2020.

Office and administration

During the nine months ended January 31, 2021, office and administrative expenses of $3,630,000 increased 6.2% above the prior fiscal year. During the three months ended January 31, 2021, office and administrative expenses of $1,105,000 decreased 8.3% below the third quarter of the prior fiscal year. The increase during the nine months ended January 31, 2021 was primarily a result of an increase in professional fees and bank service costs based on higher credit card gross receipts of $9.3 million in fiscal 2021 which were 18% higher than credit card gross receipts of $7.9 million in the prior fiscal year.

Concentration

During the nine months ended January 31, 2021, 32.1% of total publishing revenues of $30,668,000 were derived from a single customer.

Income from Securities Transactions, net

During the nine months ended January 31, 2021 and January 31, 2020, the Company’s income from securities transactions, net, primarily derived from dividend and interest income, was $1,705,000 and $451,000, respectively. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2021 and January 31, 2020, were $11,431,000 and $5,223,000, respectively. Proceeds from sales of equity securities classified as available-for-sale during the nine months ended January 31, 2021 were $7,684,000. Gains on the sales of equity securities classified as available-for-sale were reclassified from other comprehensive income in the Consolidated Condensed Balance Sheet in the amount of $1,162,000 during the nine months ended January 31, 2021. There were no sales or proceeds from sales of equity securities during the nine months ended January 31, 2020.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2021 and January 31, 2020 were 22.82% and 27.05%, respectively. The decrease in the effective tax rate during the quarter ended January 31, 2021 is primarily a result of a decrease in the state and local income taxes as a result of changes in state and local tax allocation factors in primarily deferred taxes in fiscal 2021. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $20,813,000 as of January 31, 2021 and $13,700,000 as of April 30, 2020. These amounts include short-term unearned revenue of $18,111,000 and $18,854,000 reflected in total current liabilities at January 31, 2021 and April 30, 2020, respectively. Cash and short-term securities were $39,699,000 and $34,158,000 as of January 31, 2021 and April 30, 2020, respectively.

The Company’s cash and cash equivalents include $15,286,000 and $2,115,000 at January 31, 2021 and April 30, 2020, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $10,355,000 during the nine months ended January 31, 2021 compared to cash inflows from operating activities of $6,856,000 during the nine months ended January 31, 2020. The increase in cash inflows from fiscal 2020 to fiscal 2021 is primarily attributable to the increase in revenues and profits interests distributions received from EAM Trust as compared to the prior fiscal year and the increase in net income during the nine months ended January 31, 2021.

Cash from investing activities

The Company’s cash inflows from investing activities of $7,954,000 during the nine months ended January 31, 2021 compared to cash outflows from investing activities of $3,426,000 for the nine months ended January 31, 2020. Cash inflows for the nine months ended January 31, 2021 were higher than in fiscal 2020 primarily due to increased proceeds from sales of equity and fixed income securities in fiscal 2021.

Cash from financing activities

During the nine months ended January 31, 2021, the Company’s cash outflows from financing activities were $7,081,000 and compared to cash outflows from financing activities of $6,368,000 for the nine months ended January 31, 2020. During the nine months ended January 31, 2021 cash outflows for financing activities included $1,045,000 for the repurchase of 21,411 shares of the Company’s common stock under the April 17, 2020 board approved common stock repurchase program. Quarterly dividend payments of $0.21 per share during fiscal 2021 aggregated $6,056,000 and compared to quarterly dividend payments of $0.20 per share during fiscal 2020 which aggregated $5,796,000.

At January 31, 2021 there were 9,579,640 common shares outstanding as compared to 9,639,545 common shares outstanding at January 31, 2020. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2021, and April 30, 2020, retained earnings were $66,604,000 and $56,450,000, respectively, and liquid assets were $39,699,000 and $34,158,000, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual or multi-year subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

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

On June 21, 2018, the United States Supreme Court reversed the 1992 ruling in Quill, which protected firms delivering items by common carrier into a state where it had no physical presence from having to collect sales tax in such state. Since then, states' legislative efforts to increase business tax collections have continually expanded. The Company has integrated the effects of the various state laws into its operations and continues to do so.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of January 31, 2021 and April 30, 2020 the aggregate cost of fixed income securities classified as available-for-sale were $5,967,000 and $14,902,000, respectively, and fair value was $6,001,000 and $15,079,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)

	(bp = basis points)

		1 yr.	1 yr.	1 yr.	1 yr.

	Fair	50bp	50bp	100bp	100bp
	Value	increase	decrease	increase	decrease

As of January 31, 2021
Investments in securities with fixed maturities	$6,001	$5,985	$6,020	$5,967	$6,038

As of April 30, 2020
Investments in securities with fixed maturities	$15,079	$15,058	$15,179	$14,998	$15,240

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

As of January 31, 2021 and April 30, 2020, the aggregate cost of the equity securities classified as available-for-sale, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total of $14,880,000 and $12,877,000, respectively, and the fair value was $17,516,000 and $14,125,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2021	Equity Securities and ETFs held for dividend yield	$17,516	30% increase	$22,771	6.12%
			30% decrease	$12,261	-6.12%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2020	Equity Securities and ETFs held for dividend yield	$14,125	30% increase	$18,363	6.25%
			30% decrease	$9,888	-6.25%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2021. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2020	9,513	$28.82	9,513	$1,304,000
December 1 - 31, 2020	5,109	28.62	5,109	1,158,000
January 1 - 31, 2021	6,789	29.86	6,789	955,000
Total	21,411	$29.10	21,411	$955,000

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

Date: March 12, 2021