Form 10-K
period 2021-04-30
VALUE LINE INC
filed 2021-07-29
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

☐ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 30, 2020 was $26,407,780.

There were 9,557,868 shares of the registrant’s Common Stock outstanding at June 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2021 Annual Meeting of Shareholders, to be held on

October 8, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2021, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2021” are to the twelve month period from May 1, 2020 to April 30, 2021;

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

the capital structure of EAM is established so that the Company owns only non-voting revenue and non-voting profits interests of EAM, and each of five individuals Trustees owns a profits interest with 20% of the voting power; and

the “Value Line Funds” or the “Funds” are to the Value Line Mutual Funds registered under the Investment Company Act of 1940 for which EAM serves as investment adviser.

Part I

Item 1. BUSINESS.

Value Line, Inc. is a New York corporation headquartered in New York City and formed in 1982. The Company's core business is producing investment periodicals and their underlying research and making available certain Value Line copyrights, Value Line trademarks and Value Line Proprietary Ranks and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes. Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research, Smarter Investing™ and The Most Trusted Name in Investment Research®. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. Effective December 23, 2010, EULAV Asset Management Trust (“EAM”) was established to provide investment management services to the Value Line Funds accounts and provides distribution, marketing, and administrative services to the Value Line Funds. Value Line holds substantial non-voting revenues and non-voting profits interests in EAM.

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2021, owns 90.28% of the outstanding shares of the common stock of the Company.

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

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, Value Line Select: ETFs, The Value Line Special Situations Service®, The Value Line M&A Service, The Value Line Climate Change Investing Service, and The Value Line Information You Should Know Wealth Newsletter) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections, highlighting a monthly stock with strong return potential and reasonable risk.  Value Line Select: Dividend Income & Growth represents Value Line's targeted coverage of dividend paying stocks with good growth potential. Value Line Select: ETFs recommends a new ETF for purchase each month. The Value Line Special Situations Service provides in-depth research analysis on selected small and mid-cap stocks. The Value Line M&A Service recommends stocks that Value Line thinks will soon get purchased by other corporations or private equity firms. The Value Line Climate Change Investing Service recommends stocks that should benefit from the fight against climate change and/or rising temperatures. The Value Line Information You Should Know Wealth Newsletter provides insightful information on various personal finance topics.

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

The print and digital services include, but are not limited to the following:

The Value Line Investment Survey

The Value Line Investment Survey is an investment periodical research service providing both timely articles on economic, financial and investment matters and analysis and ranks for equity securities. Two of the evaluations for covered equity securities are "Timeliness™" and "Safety™”. “Timeliness” Ranks relate to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the approximately 1,700 stocks covered. Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative Financial Strength and its stock's Price Stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant. The Value Line Investment Survey is comprised of three parts: The "Summary & Index" provides updated Timeliness and Safety Ranks, selected financial data, and "screens" of key financial measures; the "Ratings & Reports" section contains updated reports on about 130 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four model portfolios managed by analysts covering a range of investment approaches. A fifth model portfolio, the Aggressive Growth portfolio, is included in the weekly “Ratings & Reports”, as well as in the weekly subscriber-only email newsletter.

The Value Line Investment Survey - Small and Mid-Cap

The Value Line Investment Survey - Small and Mid-Cap is an investment research product introduced in 1995 that provides short descriptions of and extensive data for approximately 1,700 small and medium-capitalization stocks, many listed on The NASDAQ Exchange, beyond the approximately 1,700 equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey.  Like The Value Line Investment Survey, the Small and Mid-Cap has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures and two model portfolios.  The "Ratings and Reports" section, providing updated reports on around 130 equity securities each week, has been organized to correspond closely to the industries reviewed in The Value Line Investment Survey.  One unique feature of the Small and Mid-Cap is the Performance Ranking System.  The Performance Rank is based on facts, such as earnings growth and price momentum, and is designed to predict relative price performance over the next six to twelve months.  The principal differences between the Small and Mid-Cap Survey and The Value Line Investment Survey are that the Small and Mid-Cap Survey does not include Value Line’s Timeliness Ranks and price targets, financial forecasts, analyst commentary, or a Selection & Opinion section.  These modifications allow VLP to offer this service at a lower price.

The Value Line Fund Advisor Plus

The Value Line Mutual Fund Ranking System was introduced in 1993. It is the system utilized in the Fund Advisor Plus product, a 48-page newsletter featuring load, no-load, and low-load open-end mutual funds. Each issue offers strategies for maximizing total return, and highlights of specific mutual funds. It also includes information about retirement planning and industry news. A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of approximately 20,000 mutual funds, including screening tools and full-page printable reports on each fund. Two model portfolios are also part of the service. One recommends specific mutual funds from different objective groups, while the other highlights similar exchange traded funds (ETFs).

The Value Line Fund Advisor Plus contains data on approximately 20,000 no-load and low-load funds and a digital screener.

The Value Line Special Situations Service

The Value Line Special Situations Service’s core focus is on smaller companies whose equity securities are perceived by Value Line’s analysts as having exceptional appreciation potential. This publication was introduced in 1951.

The Value Line Options Survey

The Value Line Options Survey is a daily digital service that evaluates and ranks approximately 500,000 U.S. equity and equity index options. Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only offered as an online subscription.

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

Value Line Information You Should Know Wealth Newsletter

This is a monthly service that started in January 2020. It is a general interest publication focusing on useful and actionable investing and financial information. It is a succinct 4 page newsletter covering topics such as. “How Can I Avoid Probate? And Should I?”, “How to Handle Your Investments in a Bear Market”. It is available as a print product or as a PDF delivered via email. The newsletter is marketed via a variety of channels including as an add-on in select direct mail campaigns and email.

The Value Line M&A Service

This is a monthly service that was launched in September 2020. The objective of the service is to identify companies that possess characteristics, such as a successful product lineup, market position or important technology that would interest larger corporations or private equity firms. The main feature of the M&A Service consists of a detailed, multipage highlight on a stock that Value Line thinks is a good acquisition candidate. New recommendations are then added to the M&A Model Portfolio. Each month, the service provides updates on all previous recommendations, until we suggest that subscribers sell their shares.

The Value Line Climate Change Investing Service

This monthly service was introduced in April 2021. This publication, designed for the climate-conscious, profit-oriented investor, seeks to provide key climate news alongside a managed portfolio of twenty stocks, chosen by our analysts, which stand to benefit from responses to climate change. Selections are vetted based not only on time-tested financial measures, but also the potential impact of climate change and measures taken to combat it on their business. Our selections fall into two main groups: businesses that are focused on providing environmental solutions, and those that are likely to thrive in a changing climate. Every issue features new updates to our portfolio.

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

Value Line DataFile Products

For our institutional customers, Value Line offers both current and historical data for equities, mutual funds and exchange traded funds (“ETFs”). Value Line DataFile products are offered via an FTP site. Below is a listing of the DataFile products:

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

Value Line Pro Premium digital service includes The Value Line Investment Survey® and The Value Line Investment Survey® — Small & Mid-Cap and covers 3,400 stocks. This equity package monitors companies with market values ranging from $100 million to well over $1 trillion, across nearly 100 industries, representing 95% of daily U.S. trading volume. There are over 250 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

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

The Value Line Pro Equity Research Center is an equities-only package that includes access to exclusive premium services and provides online access to all of Value Line’s equity products. This service offered both to financial advisers and high-net-worth individuals, includes full online subscriptions to The Value Line Investment Survey, The Value Line Investment Survey – Small & Mid-Cap, Value Line Select, Value Line Select: Dividend Income and Growth, The Value Line Special Situations Service, The Value Line M&A Service, and The Value Line Pro ETF Package. Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history.  The Value Line Pro Equity Research Center has the ability to track model portfolios (large, small and mid-cap) as well as providing ranks and news.

Value Line Library Research Center

The Value Line Library Research Center provides on-line access to select Company investment research services covering stocks, mutual funds, options, special situations stocks, and climate change investing. This service includes full digital subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap, The New Value Line ETFs Service, The Value Line Special Situations Service, and The Value Line Climate Change Investing Service. Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history. Value Line Library Research Center has the ability to track model portfolios (large, small and mid-cap) as well as providing ranks and news.

Quantitative Strategies

Value Line Quantitative Strategy Portfolios are developed based on our renowned proprietary Ranking Systems for TimelinessTM, Performance and SafetyTM, Financial Strength Ratings, and a comprehensive database of fundamental research and analysis. All of these quantitative investment products have a solid theoretical foundation and have demonstrated superior empirical results. These strategies are available for licensing by Financial Professionals such as RIAs and Portfolio Managers.

All the digital services have Charting features, including many options to chart against popular indexes with the ability to save settings and print. Products offer an Alerts Hub which allows the user to set up alerts for up to 25 companies, with delivery via text or email.

B. Copyright Programs

The Company’s available copyright services, which include certain proprietary Ranking System results and other proprietary information are made available for use in third party products, such as unit investment trusts, variable annuities, managed accounts and exchange traded funds. The sponsors of these products act as wholesalers and distribute the products generally by syndicating them through an extensive network of national and regional brokerage firms. The sponsors of these products will typically receive Proprietary Ranking System results, which may include Value Line Timeliness, Safety, Technical and Performance ranks, as screens for their portfolios. The sponsors are also given permission to associate Value Line’s trademarks with the products. Value Line collects a copyright fee from each of the product sponsors/managers primarily based upon the market value of assets invested in each product’s portfolio utilizing the Value Line proprietary data. Since these fees are based on the market value of the respective portfolios using the Value Line proprietary data, the payments to Value Line, which are typically received on a quarterly basis, will fluctuate.

Value Line’s primary copyright products are structured as ETFs and Unit Investment Trusts, all of which have in common some degree of reliance on the Value Line Ranking System for their portfolio creation. These products are offered and distributed by independent sponsors.

C. Investment Management Services

Pursuant to the EAM Declaration of Trust, the Company receives an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election, removal or replacement of the trustees of EAM.  The business of EAM is managed by five individual trustees and a Delaware resident trustee (collectively, the “Trustees”) and by its officers subject to the direction of the Trustees.

Collectively, the holders of the voting profits interests in EAM are entitled to receive 50% of the residual profits of the business, subject to temporary adjustments in certain circumstances.  Value Line holds a non-voting profits interest representing 50% of residual profits, subject to temporary adjustments in certain circumstances, and has no power to vote for the election, removal or replacement of the trustees of EAM. Value Line also has a non-voting revenues interest in EAM pursuant to which it is entitled to receive a portion of the non-distribution revenues of the business ranging from 41% at non-distribution fee revenue levels of $9 million or less to 55% at such revenue levels of $35 million or more.  In the event the business is sold or liquidated, the first $56.1 million of net proceeds plus any additional capital contributions (Value Line or any holder of a voting profits interest, at its discretion, may make future contributions to its capital account in EAM), which contributions would increase its capital account but not its percentage interest in operating profits, will be distributed in accordance with capital accounts; 20% of the next $56.1 million will be distributed to the holders of the voting profits interests and 80% to the holder of the non-voting profits interests (currently, Value Line); and the excess will be distributed 45% to the holders of the voting profits interests and 55% to the holder of the non-voting profits interest (Value Line).  EAM has elected to be taxed as a pass-through entity similar to a partnership.

Also, pursuant to the EAM Declaration of Trust, Value Line (1) granted each Fund use of the name “Value Line” so long as EAM remains the Fund’s adviser and on the condition that the Fund does not alter its investment objectives or fundamental policies from those in effect on the date of the investment advisory agreement with EAM, provided also that the Funds do not use leverage for investment purposes or engage in short selling or other complex or unusual investment strategies that create a risk profile similar to that of so-called hedge funds, (2) agreed to provide EAM its proprietary Ranking System information without charge or expense on as favorable basis as to Value Line’s best institutional customers and (3) agreed to capitalize the business with $7 million of cash and cash equivalents at inception.

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

EAM acts as the Adviser to the Value Line Funds. EULAV Securities acts as the Distributor for the Value Line Funds. State Street Bank, an unaffiliated entity, is the custodian of the assets of the Value Line Funds and provides them with fund accounting and administrative services. Shareholder services for the Value Line Funds are provided by SS&C, formerly named DST Asset Manager Solutions.

The Company maintains a significant interest in the cash flows generated by EAM and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2021, were $4.96 billion, which is $1.4 billion, or 38.8%, above total assets of $3.58 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2020.

Total net assets of the Value Line Funds at April 30, 2021, were:

($ in thousands)

Value Line Asset Allocation Fund	$1,798,031
Value Line Capital Appreciation Fund	769,783
Value Line Small Cap Opportunities Fund	519,226
Value Line Mid Cap Focused Fund	472,270
Value Line Select Growth Fund	467,145
Value Line Larger Companies Focused Fund	406,175
Value Line Strategic Asset Management Fund	265,551
Value Line Centurion Fund	166,055
Value Line Core Bond Fund	51,684
Value Line Tax Exempt Fund	48,853

Total EAM managed net assets	$4,964,773

Investment management fees and distribution service fees (“12b-1 fees”) vary among the Value Line Funds and may be subject to certain limitations.  Certain investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line Performance Ranking System in selecting securities for purchase or sale. Each Ranking System seeks to compare the estimated probable market performance of each stock during the next six to twelve months to that of all of the approximately 1,700 stocks under review in each system and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets.  Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com.  Each mutual fund may use "Value Line" in its name only to the extent permitted by the terms of the EAM Declaration of Trust.

D. Wholly-Owned Operating Subsidiaries

Wholly-owned operating subsidiaries of the Company as of April 30, 2021 include the following:

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

F. Investments

As of April 30, 2021 and April 30, 2020, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $26,182,000 and $29,204,000, respectively, including equity securities and available-for-sale fixed income securities on the Consolidated Balance Sheets.  As of April 30, 2021 and April 30, 2020, the Company held equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities.  As of April 30, 2021 and April 30, 2020, the Company held fixed income securities classified as available-for-sale, that consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

G. Employees

At April 30, 2021, the Company and its subsidiaries employed 166 people.

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

The investment periodicals and related publications (retail and institutional) and Value Line copyrights and Value Line Proprietary Ranks and other proprietary information, consolidated into one segment called Publishing. The Publishing segment constitutes the Company’s only reportable business segment.

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

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2021), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	67	Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co. Mr. Brecher has been an officer of the Company for more than 20 years.

Stephen R. Anastasio	62	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

During the last several years, the Company has experienced a negative trend in retail print subscription revenue. While circulation of some print publications has increased, others have experienced a decline in circulation or in average yearly price realized. It is expected that print revenues will continue to decline long-term, while the Company emphasizes digital offerings. The Company has established the goal of maintaining competitive digital products and marketing them through traditional and digital channels to retail and institutional customers. However, the Company is not able to predict whether revenues from digital retail publications will grow more than print revenues decline.

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

Future pandemic outbreaks could disrupt the Company’s operations.

A substantial recurrence of infections of the COVID-19 virus or its variants could disrupt Company printing and distribution operations, or supplies of materials and services needed for the print publishing business. While the Company believes that its office, editorial, and administrative operations, and those of its suppliers of data and other services, are adequately backed-up for fully remote operations if needed, likewise a future pandemic outbreak could interfere with the continuity of printing and distribution operations, as well as endangering personnel of the Company and its supply chain partners.

Our controlling stockholder exercises voting control over the Company and has the ability to elect or remove from office all of our directors.

As of April 30, 2021, AB&Co., Inc. beneficially owned 90.28% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2021 was 30. As of April 30, 2021, the closing stock price was $30.54.

The reported high and low prices and the dividends declared on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Regular Dividend Declared Per Share

April 30, 2021	$33.00	$26.53	$0.22
January 31, 2021	$35.95	$25.40	$0.21
October 31, 2020	$31.80	$23.76	$0.21
July 31, 2020	$34.00	$20.46	$0.21

April 30, 2020	$36.60	$20.01	$0.21
January 31, 2020	$36.31	$19.62	$0.20
October 31, 2019	$27.27	$18.40	$0.20
July 31, 2019	$29.49	$20.86	$0.20

On July 16, 2021, the Board of Directors of Value Line declared a quarterly dividend of $0.22 per share to shareholders of record as of July 26, 2021 to be paid on August 11, 2021.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2021.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2021. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2021 through February 28, 2021	3,659	$29.49	3,659	$847,000
March 1, 2021 through March 31, 2021	8,766	28.57	8,766	597,000
April 1, 2021 through April 30, 2021	4,045	30.21	4,045	474,000
Total	16,470	$29.18	16,470	$474,000

(1)

On July 16, 2021, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

During fiscal 2021, the Company repurchased an aggregate of 53,551 shares of the Company's common stock for $1,526,000 at an average price of $28.50 per share under the prior repurchase program authorized on April 17, 2020. During fiscal 2020, the Company repurchased an aggregate of 46,840 shares of the Company's common stock for $1,214,000 at an average price of $25.91 per share under the prior repurchase program authorized on October 19, 2018. During fiscal 2019, the Company repurchased an aggregate of 28,059 shares of the Company's common stock for $608,000 at an average price of $21.68 per share under the prior repurchase program authorized on October 19, 2018.

Arnold Bernhard and Co., Inc. may purchase additional shares of common stock of the Company from time to time.

Item 6. SELECTED FINANCIAL DATA

The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein. We have revised our prior period financial statements for the years ended April 30, 2020 and April 30, 2019 to reflect the correction of an immaterial error as described in this Annual Report in Notes to Consolidated Financial Statements, “Note 1. Significant Accounting Policies” and “Note 20. Revision of Previously Issued Consolidated Financial Statements.”

	Fiscal Years Ended April 30,

($ in thousands, except number of shares and earnings per share amounts)	2021	2020	2019	2018(1)	2017(1)
Revenues:
Investment periodicals and related publications	$27,629	$27,628	$28,820	$29,503	$30,168
Copyright fees	12,763	12,671	7,437	6,365	4,406
Total investment periodicals and related publications	$40,392	$40,299	$36,257	$35,868	$34,574
Gain on sale of operating facility	-	-	-	-	8,123
Total revenues	$40,392	$40,299	$36,257	$35,868	$42,697
Income from operations	$7,535	$9,090	$5,413	$2,572	$7,459
Revenues and profits interests from EAM Trust	$17,321	$12,350	$9,309	$8,786	$7,714
Investment gains/(losses) (1)	$5,420	$(789)	$1,591	$540	$312
Net income (1)	$23,280	$14,943	$12,009	$14,738	$10,367
Earnings per share, basic and fully diluted (1)	$2.43	$1.55	$1.24	$1.52	$1.07
Total assets	$121,136	$109,728	$91,788	$86,788	$86,724
Long term liabilities	$26,199	$29,364	$18,864	$18,376	$24,280
Weighted average number of common shares outstanding	9,596,912	9,646,885	9,683,771	9,703,255	9,721,958
Cumulative cash dividends declared per share during the fiscal year	$0.85	$0.81	$0.77	$0.93	$0.69

(1)

The Company adopted FASB Accounting Standard Update No. 2016-01, " Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" effective May 1, 2018 for fiscal year 2019. The effect of this ASU on investment gains/(losses), net income and earnings per share is not reflected in fiscal 2017 and 2018.

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

The MD&A includes the following subsections:

●	Executive Summary of the Business
●	Revision of Previously Issued Consolidated Financial Statements
●	Results of Operations
●	Liquidity and Capital Resources
●	Recent Accounting Pronouncements
●	Critical Accounting Estimates and Policies

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

The investment periodicals and related publications (retail and institutional) and Value Line copyrights and Value Line Proprietary Ranks and other proprietary information consolidate into one segment called Publishing.  The Publishing segment constitutes the Company’s only reportable business segment.

Asset Management and Mutual Fund Distribution Businesses

Pursuant to the EAM Declaration of Trust, the Company maintains an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM or control of its business.

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

Business Environment

The nation's economy seems to be on a comparatively secure growth path once more after a topsy-turvy and pandemic-impacted 2020. Specifically, following last year's dramatic ups and down, the United States saw GDP growth come in at a strong 6.4% during the opening quarter of this year. The growth has been underpinned by relative strength in consumer activity, business investment, and home building.

Meanwhile, most signals are fairly positive for the start of the second six months of 2021, with recent data showing further resilience in home prices, durable goods orders, and consumer confidence. The lone discordant note has been an acceleration in inflationary pressures borne of materials shortages (such as lumber and computer chips) and surging prices for key commodities like energy products. At this point, the Federal Reserve, which is charged with helping to maintain price stability, sees these pressures as largely transitory, and thus is reluctant to put the brakes on things by raising interest rates at this point.

Revision of Previously Issued Consolidated Financial Statements

As described further below and herein, this Form 10-K reflects the revision of our consolidated financial statements as of and for each of the years ended April 30, 2020 and April 30, 2019. This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision adjustments in the years ended April 30, 2020 and April 30, 2019.

The Company has determined that the previously issued financial statements for the years ended April 30, 2020 and April 30, 2019 did not include the adoption of Accounting Standards Update No. 2016-01 (“ASU 2016-01”) as is required by U.S. generally accepted accounting principles (“GAAP”). The Company has corrected this immaterial error by revising the Consolidated Balance Sheets as of April 30, 2020 and 2019, and the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity, and Consolidated Statements of Cash Flows for the years ended April 30, 2020 and April 30, 2019, by including the adoption of ASU 2016-01 as of the beginning of the fiscal year ended April 30, 2019.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changed accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in Net Income. ASU 2016-01 was effective for Value Line Inc. on May 1, 2018, which required a cumulative effect adjustment to opening Retained Earnings to be recorded for equity investments with readily determinable fair values. As of the adoption date, the Company held equity securities with a fair value of approximately $9,379,000, which included a net unrealized gain of $994,000, and an associated deferred tax liability of $209,000. The Company has recorded a cumulative effect adjustment of $785,000 to decrease Accumulated Other Comprehensive Income with a corresponding increase to Retained Earnings for the amount of the unrealized gain, net of tax, as of the beginning of fiscal year 2019, which resulted in no change to Total Shareholders’ Equity. Other than the aforementioned cumulative effect adjustment, the principal impact of ASU 2016-01 to the Company’s financial statements is the recognition of changes in the fair values of equity securities in the Statements of Income, instead of the Statements of Comprehensive Income, as they were reported prior to the adoption of ASU 2016-01, which results in no change to total shareholders’ equity.

Results of Operations for Fiscal Years 2021, 2020 and 2019

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,			Change
($ in thousands, except earnings per share)	2021	2020	2019	'21 vs. '20	'20 vs. '19
Income from operations	$7,535	$9,090	$5,413	-17.1%	67.9%
Non-voting revenues and non-voting profits interests from EAM Trust	17,321	12,350	9,309	40.3%	32.7%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	24,856	21,440	14,722	15.9%	45.6%
Operating expenses	32,857	31,209	30,844	5.3%	1.2%
Investment gains/(losses)	5,420	(789)	1,591	-786.9%	-149.6%
Income before income taxes	$30,276	$20,651	$16,313	46.6%	26.6%
Net income	$23,280	$14,943	$12,009	55.8%	24.4%
Earnings per share	$2.43	$1.55	$1.24	56.8%	25.0%

During the twelve months ended April 30, 2021, the Company’s net income of $23,280,000, or $2.43 per share, was 55.8% above net income of $14,943,000, or $1.55 per share, for the twelve months ended April 30, 2020.  During the twelve months ended April 30, 2021, the Company’s income from operations of $7,535,000 was 17.1% below income from operations of $9,090,000 during the twelve months ended April 30, 2020.  For the twelve months ended April 30, 2021, operating expenses increased 5.3% above those during the twelve months ended April 30, 2020.  The largest factors in the increase in net income during the twelve months ended April 30, 2021, compared to the prior fiscal year, were an increase from revenues and profits interests in EAM Trust and an increase in realized capital gains on sales of equity securities and unrealized gains on equity securities held at the end of the period.

During the twelve months ended April 30, 2021, there were 9,596,912 average common shares outstanding as compared to 9,646,885 average common shares outstanding during the twelve months ended April 30, 2020.

During the three months ended April 30, 2021, the Company’s net income of $6,051,000, or $0.64 per share, was 234.9% above net income of $1,807,000, or $0.19 per share, for the three months ended April 30, 2020.    During the three months ended April 30, 2021, the Company’s income from operations of $838,000 was 35.9% below income from operations of $1,307,000 during the three months ended April 30, 2020.

During the twelve months ended April 30, 2020, the Company’s income from operations of $9,090,000 was $3,677,000 or 67.9% above income from operations of $5,413,000 during the twelve months ended April 30, 2019.  During the twelve months ended April 30, 2020, there were 9,646,885 average common shares outstanding as compared to 9,683,771 average common shares outstanding during the twelve months ended April 30, 2019.  For the twelve months ended April 30, 2020, operating expenses increased 1.2% above those during the twelve months ended April 30, 2019.  During the twelve months ended April 30, 2020, the Company’s net income of $14,943,000, or $1.55 per share, was $2,934,000 or 24.4% above net income of $12,009,000, or $1.24 per share, for the twelve months ended April 30, 2019.  The largest factors in the increases in net income and income from operations during the twelve months ended April 30, 2020, compared to the prior fiscal year were an increase in copyright fees, an increase from revenues and profits interests in EAM Trust and well controlled overall expenses.

During the three months ended April 30, 2020, the Company’s income from operations of $1,307,000 was 34.7% above income from operations of $970,000 during the three months ended April 30, 2019.  During the three months ended April 30, 2020, the Company’s net income of $1,807,000, or $0.19 per share, was 36.2% below net income of $2,833,000, or $0.29 per share, for the three months ended April 30, 2019.

During the twelve months ended April 30, 2019, the Company’s income from operations of $5,413,000 was 110.5% above income from operations of $2,572,000 during the twelve months ended April 30, 2018.  During the twelve months ended April 30, 2019, there were 9,683,771 average common shares outstanding as compared to 9,703,255 average common shares outstanding during the twelve months ended April 30, 2018.  For the twelve months ended April 30, 2019, operating expenses were well controlled and decreased $2,452,000 or 7.4% below those during the twelve months ended April 30, 2018. During the twelve months ended April 30, 2019, the Company’s net income of $12,009,000, or $1.24 per share, was 18.5% below net income of $14,738,000, or $1.52 per share, for the twelve months ended April 30, 2018.  The largest factor in the decrease in net income during the twelve months ended April 30, 2019, compared to the prior fiscal year was the January 1, 2018, reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% resulting in a one-time deferred noncash tax benefit of $6,485,000 or 54.51% of pre-tax income during fiscal 2018.

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2021	2020	2019	'21 vs. '20	'20 vs. '19
Investment periodicals and related publications:
Print	$11,929	$12,351	$13,339	-3.4%	-7.4%
Digital	15,700	15,277	15,481	2.8%	-1.3%
Total investment periodicals and related publications	27,629	27,628	28,820	0.0%	-4.1%
Copyright fees	12,763	12,671	7,437	0.7%	70.4%
Total operating revenues	$40,392	$40,299	$36,257	0.2%	11.1%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2021		2020		2019
	Print	Digital	Print	Digital	Print	Digital
New Sales	14.6%	15.4%	10.0%	15.8%	13.4%	13.3%
Renewal Sales	85.4%	84.7%	90.0%	84.2%	86.6%	86.7%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2021 new sales of print publications increased as a percent of the total gross print sales versus the prior fiscal year due to an increase in new Telemarketing gross sales of print publications. During the twelve months ended April 30, 2021 renewal sales of digital publications increased as a percent of the total gross digital sales versus the prior fiscal year due to an increase in renewal gross sales of Institutional digital publications as customer migration to digital services continues gradually.

During the twelve months ended April 30, 2020, new sales of digital publications increased as a percent of the total gross digital sales versus the prior fiscal year due to an increase in new Institutional gross sales of digital publications. During the twelve months ended April 30, 2020, new sales of print publications decreased as a percent of the total gross print sales versus the prior fiscal year due to the timing of advertising.

	As of April 30,			Change
($ in thousands)	2021	2020	2019	'21 vs. '20	'20 vs. '19
Unearned subscription revenue (current and long-term liabilities)	$25,088	$24,738	$25,483	1.4%	-2.9%

Unearned subscription revenue as of April 30, 2021, is 1.4% above April 30, 2020, and unearned subscription revenue as of April 30, 2020, is 2.9% below April 30, 2019. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $27,629,000 (excluding copyright fees) during the twelve months ended April 30, 2021, which included an extra week of servings for the weekly print products were comparable with publishing revenues in the prior fiscal year, (decreased 0.6% excluding the extra week of print products servings) during the twelve months ended April 30, 2021, as compared to the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at April 30, 2021, was 5.9% above total product line circulation at April 30, 2020, reversing a long term trend. During the twelve months ended April 30, 2021, Institutional Sales department generated total sales orders of $15,067,000 or 11.1% above the prior fiscal year and the retail telemarketing sales team generated total sales orders of $8,658,000 or 4.0% above the prior fiscal year.

Total print circulation at April 30, 2021 was 6.5% above the total print circulation at April 30, 2020. Print publication revenues of $11,929,000, which included the extra week of servings for the weekly print products decreased 3.4%, (4.8% excluding the extra week of print products servings) during the twelve months ended April 30, 2021 as compared to the prior fiscal year. Total digital circulation at April 30, 2021 was 5.1% above total digital circulation at April 30, 2020. Digital revenues of $15,700,000 were up 2.8% offsetting the decrease in revenues from print publications, as compared to the prior fiscal year.

Investment periodicals and related publications revenues of $27,628,000 (excluding copyright fees), decreased 4.1% during the twelve months ended April 30, 2020, as compared to the prior fiscal year. Total product line circulation at April 30, 2020, was 5.4% below total product line circulation at April 30, 2019. During the twelve months ended April 30, 2020, Institutional Sales department generated total sales orders of $13,566,000 and the retail telemarketing sales team generated total sales orders of $8,322,000.

Print publication revenues of $12,351,000, decreased 7.4%, during the twelve months ended April 30, 2020, as compared to the prior fiscal year as a result of a 6.1% decline in total print circulation in fiscal 2020. Total digital circulation at April 30, 2020, was 4.4% below total digital circulation at April 30, 2019, however, digital publications revenues of $15,277,000 during the twelve months ended April 30, 2020, were only 1.3 % below the prior fiscal year, as higher-priced subscriptions were generally retained.

Investment periodicals and related publications revenues of $28,820,000 decreased 2.3%, during the twelve months ended April 30, 2019, as compared to the prior fiscal year. Total product line circulation at April 30, 2019, was 2.4% below total product line circulation at April 30, 2018. During the twelve months ended April 30, 2019, Institutional Sales department generated total sales orders of $14,815,000 which is 2.3% above the prior fiscal year and the retail telemarketing sales team generated total sales orders of $8,946,000 which is 1% above the prior fiscal year.

Total print circulation at April 30, 2019, was 3.0% below the total print circulation at April 30, 2018. Print publication revenues of $13,339,000 decreased 3.7% during the twelve months ended April 30, 2019 as compared to the prior fiscal year. Total digital circulation at April 30, 2019, was 1.6% below total digital circulation at April 30, 2018 and digital publications revenues of $15,481,000 during the twelve months ended April 30, 2019 were 1.1% below the prior fiscal year.

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to introduce publications and packages at a range of price points. Further, new services and new features for existing services are regularly under consideration. Prominently introduced in fiscal 2020 and 2021 were new features in the Value Line Research Center, which are The New Value Line ETFs Service, new monthly publication Value Line Information You Should Know Wealth Newsletter, The Value Line M & A Service, and our Value Line Climate Change Investing Service.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended April 30, 2021, the combined Ranking System “Rank 1 & 2” stocks’ increase of 31.3% outperformed the S&P 500 Index’s increase of 27.9% during the comparable period. During the twelve month period ended April 30, 2021, the combined Ranking System “Rank 1 & 2” stocks’ increase of 46.2% outperformed the S&P 500 Index’s increase of 43.6% during the comparable period.

Copyright fees

During the twelve months ended April 30, 2021, copyright fees of $12,763,000 were 0.7% above those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2020, copyright fees of $12,671,000 were 70.4% above those during the twelve months ended April 30, 2019. During the twelve months ended April 30, 2019, copyright fees of $7,437,000 were 16.8% above the prior fiscal year. The Company has negotiated with the sponsor of the largest exchange traded fund (“ETF”) in the program, the restructuring of the Company’s asset based fees and overall fees of the ETF in light of the competitive market.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2021, were $4.96 billion, which is $1.4 billion, or 38.8%, above total assets of $3.58 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2020. The increase reflects successful investment selection capturing market appreciation and positive net flows for the Value Line Funds, partially offset by net redemptions in eight of the ten Funds over the twelve month period ended April 30, 2021.

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

Value Line Funds experienced net redemptions and the associated net asset outflows (redemptions less new sales) in fiscal 2021. Sales and inflows for the Value Line Equity Funds during fiscal 2020 increased 109.7%, as compared to fiscal 2019.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors and/or their investment advisors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2021, 2020 and 2019.

Value Line Mutual Funds

Asset Flows

For the Years Ended April 30,	2021	2020	2019	2021	2020
				vs.	vs.
				2020	2019
Value Line equity fund assets (excludes variable annuity)— beginning	$3,107,549,794	$2,582,416,326	$1,991,265,258	20.3%	29.7%
Sales/inflows	1,444,784,921	1,516,434,399	710,828,252	-4.7%	113.3%
Dividends/Capital Gains Reinvested	245,356,118	206,956,280	165,389,974	18.6%	25.1%
Redemptions/outflows	(1,265,805,045)	(1,006,449,848)	(461,981,970)	25.8%	117.9%
Dividend and Capital Gain Distributions	(257,754,064)	(214,033,328)	(171,356,856)	20.4%	24.9%
Market value change	1,158,498,934	22,225,964	348,271,669	5112.4%	-93.6%
Value Line equity fund assets (non-variable annuity)— ending	4,432,630,658	3,107,549,794	2,582,416,326	42.6%	20.3%
Variable annuity fund assets — beginning	$365,271,893	$402,171,626	$378,970,470	-9.2%	6.1%
Sales/inflows	4,494,490	3,489,595	4,023,089	28.8%	-13.3%
Dividends/Capital Gains Reinvested	46,943,739	34,384,214	29,440,239	36.5%	16.8%
Redemptions/outflows	(48,782,673)	(50,911,955)	(53,044,047)	-4.2%	-4.0%
Dividend and Capital Gain Distributions	(46,943,739)	(34,384,214)	(29,440,239)	36.5%	16.8%
Market value change	110,622,123	10,522,627	72,222,114	951.3%	-85.4%
Variable annuity fund assets — ending	431,605,833	365,271,893	402,171,626	18.2%	-9.2%
Fixed income fund assets — beginning (1)	$103,255,601	$106,204,372	$110,860,197	-2.8%	-4.2%
Sales/inflows	2,690,636	5,872,737	1,581,923	-54.2%	271.2%
Dividends/Capital Gains Reinvested	1,810,046	2,247,503	2,337,429	-19.5%	-3.8%
Redemptions/outflows	(8,240,615)	(13,556,768)	(10,837,962)	-39.2%	25.1%
Dividend and Capital Gain Distributions	(2,084,557)	(2,578,873)	(2,743,543)	-19.2%	-6.0%
Market value change	3,105,260	5,066,630	5,006,328	-38.7%	1.2%
Fixed income fund assets — ending	100,536,371	103,255,601	106,204,372	-2.6%	-2.8%
Assets under management — ending	$4,964,772,862	$3,576,077,288	$3,090,792,324	38.8%	15.7%

As of April 30, 2021 four of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc.  The Advisor/Independent Broker Dealer channel has successfully become the largest channel for sales and distribution of The Value Line Funds.  This is a growing channel as EAM continues to add more advisers each year.

EAM Trust - Results of operations before distribution to interest holders

The overall results of EAM’s investment management operations during the twelve months ended April 30, 2021, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $29,022,000, 12b-1 fees and other fees of $9,604,000 and other net income of $361,000. For the same period, total investment management fee waivers were $121,000 and 12b-1 fee waivers for three Value Line Funds were $651,000. During the twelve months ended April 30, 2021, EAM's net income was $4,262,000 after giving effect to Value Line’s non-voting revenues interest of $15,190,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2021 and April 30, 2020, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place.  Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 89.1%, variable annuity funds issued by GIAC represent 8.9%, and fixed income fund assets represent 2.0%, respectively, of total fund assets under management (“AUM”) as of April 30, 2021. At April 30, 2021, equity, hybrid and GIAC variable annuities AUM increased by 40.1% and fixed income AUM decreased by 2.6% as compared to fiscal 2020.

The Value Line equity and hybrid funds’ assets represent 86.7%, variable annuity funds issued by GIAC represent 10.4%, and fixed income fund assets represent 2.9%, respectively, of total fund assets under management (“AUM”) as of April 30, 2020. At April 30, 2020, equity, hybrid and GIAC variable annuities AUM increased by 16.3% and fixed income AUM decreased by 2.8% as compared to fiscal 2019.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the fourth quarter of fiscal 2021 was 52.95%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2021	2020	2019	'21 vs. '20	'20 vs. '19
Non-voting revenues interest	$15,190	$11,184	$8,260	35.8%	35.4%
Non-voting profits interest	2,131	1,166	1,049	82.8%	11.2%
	$17,321	$12,350	$9,309	40.3%	32.7%

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2021	2020	2019	'21 vs. '20	'20 vs. '19
Advertising and promotion	$3,745	$3,350	$3,406	11.8%	-1.6%
Salaries and employee benefits	18,865	18,189	17,781	3.7%	2.3%
Production and distribution	5,440	4,945	5,222	10.0%	-5.3%
Office and administration	4,807	4,725	4,435	1.7%	6.5%
Total expenses	$32,857	$31,209	$30,844	5.3%	1.2%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $32,857,000 during the twelve months ended April 30, 2021, were 5.3% above those during the twelve months ended April 30, 2020. Operating expenses of $8,886,000 during the three months ended April 30, 2021, were 4.6% above those during the three months ended April 30, 2020.

Operating expenses of $31,209,000 during the twelve months ended April 30, 2020, were 1.2% above those during the twelve months ended April 30, 2019. Production and distribution expense categories decreased by 5.3% as a result of cost controls, decrease in printing and distribution costs, primarily a result of a 6.1% reduction in print circulation, and a decline in amortization of internally developed software during the twelve months ended April 30, 2020. Operating expenses of $8,492,000 during the three months ended April 30, 2020, were 3.4% above those during the three months ended April 30, 2019.

Operating expenses of $30,844,000 during the twelve months ended April 30, 2019, were 7.4% below those during the twelve months ended April 30, 2018. All major expense categories decreased as a result of cost controls and a decline in amortization of internally developed software during the twelve months ended April 30, 2019.

Advertising and promotion

During twelve months ended April 30, 2021, advertising and promotion expenses of $3,745,000 increased 11.8% as compared to the prior fiscal year.  During the twelve months ended April 30, 2021, increases were primarily due to advertising expenses and institutional sales promotion.  Total sales commissions increased by $110,000 during the twelve months ended April 30, 2021.  During the twelve months ended April 30, 2021, Institutional gross sales increased by $1.5 million and the retail telemarketing gross sales orders increased by $336,000 above the prior fiscal year.

During twelve months ended April 30, 2020, advertising and promotion expenses of $3,350,000, decreased 1.6% as compared to the prior fiscal year. During the twelve months ended April 30, 2020, an increase in media marketing expenses and institutional sales promotion was offset by a 15.7% decrease in direct marketing expenses. In fiscal 2020 direct mail expenses decreased for all products except for The Value Line Investment Survey and The Value Line 600. During the twelve months ended April 30, 2020, sales commissions decreased 3.7% as compared to fiscal 2019.

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

Salaries and employee benefits

During the twelve months ended April 30, 2021, salaries and employee benefits of $18,865,000 increased 3.7% above the prior fiscal year. The increase during the twelve months ended April 30, 2021, was primarily due to increases in Profit Sharing employee retirement benefits during fiscal 2021 and increases in salaries and employee benefits in Institutional Sales, Research and Quantitative Research departments including recruitment fees that were partially offset by a 3.4% decrease in salaries and employee benefits in the Information Technology department (“IT”), reflecting completion of certain initiatives to upgrade operating systems.

During the twelve months ended April 30, 2020, salaries and employee benefits of $18,189,000, increased 2.3% above the prior fiscal year due to a 47.0% increase in Profit Sharing employee retirement benefits during fiscal 2020 and a 10.2% increase in independent contractors’ costs over the prior year.

During the twelve months ended April 30, 2019, salaries and employee benefits of $17,781,000 decreased 3.8% below the prior fiscal year primarily due to decreases in salaries and employee benefits in the Information Technology department (“IT”).

During the twelve months ended April 30, 2021, 2020 and 2019, the Company recorded profit sharing expenses of $980,000, $870,000 and $592,000, respectively.

Production and distribution

During the twelve months ended April 30, 2021, production and distribution expenses of $5,440,000 increased 10.0% above the prior fiscal year. The increase of $440,000 during the twelve months ended April 30, 2021, was attributable to costs related to production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems as compared to fiscal 2020.

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

Office and administration

During the twelve months ended April 30, 2021, office and administrative expenses of $4,807,000 increased 1.7% above the prior fiscal year. The increase during the twelve months ended April 30, 2021 was primarily a result of an increase in bank service costs based on higher credit card gross receipts of $13.2 million in fiscal 2021 which were 18.5% higher than credit card gross receipts of $11.2 million in the prior fiscal year.

During the twelve months ended April 30, 2020, office and administrative expenses of $4,725,000, increased 6.5% above the prior fiscal year. The increase of $222,000 during the twelve months ended April 30, 2020, was a result of the operating lease amortization expense in fiscal 2020 due to a change in lease accounting standard ASU 2016-02,"Leases (Topic 842)".

During the twelve months ended April 30, 2019, office and administrative expenses of $4,435,000 decreased 14.2% below the prior fiscal year.

Concentration

During the twelve months ended April 30, 2021, 31.6% of total publishing revenues of $40,392,000 were derived from a single customer. During the twelve months ended April 30, 2020, 31.4% of total publishing revenues of $40,299,000 were derived from a single customer. During the twelve months ended April 30, 2019, 20.5% of total publishing revenues of $36,257,000 were derived from a single customer.

Lease Commitments

On November 30, 2016, Value Line, Inc. received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which is scheduled to be reduced to $305,000 on October 3, 2021 and fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

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

Investment gains / (losses)

	Fiscal Years Ended April 30,			Change
($ in thousands)	2021	2020	2019	'21 vs. '20	'20 vs. '19
Dividend income	$573	$352	$257	62.8%	37.0%
Interest income	137	279	201	-50.9%	38.8%
Investment gains/(losses) recognized on sales of equity securities during the period	835	(1,075)	-	177.7%	n/a
Unrealized gains/(losses) recognized on equity securities held at the end of the period	3,875	(339)	1,087	1243.1%	-131.2%
Other	-	(6)	46	100.0%	-113.0%
Total investment gains/(losses)	$5,420	$(789)	$1,591	786.9%	-149.6%

During the twelve months ended April 30, 2021, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2021, was $5,420,000.  During the twelve months ended April 30, 2020, the Company’s investment losses, primarily derived from dividend and interest income, investment losses recognized on sales of equity securities during the period and unrealized losses recognized on equity securities held at the end of the period in fiscal 2020, were $789,000.  Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2021 and April 30, 2020, were $14,902,000 and $8,663,000, respectively.  Proceeds from the sales of equity securities during the twelve months ended April 30, 2021 and April 30, 2020 were $8,212,000 and $4,387,000, respectively. There were no capital gain distributions from ETFs in fiscal 2021 or fiscal 2020.

During the twelve months ended April 30, 2019, the Company’s investment gains, primarily derived from dividend and interest income and unrealized gains recognized on equity securities held at the end of the period in fiscal 2019, was $1,591,000.  Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2019, were $8,346,000.  There were no sales or proceeds from sales of equity securities during the twelve months ended April 30, 2019.  There were no capital gain distributions from ETFs in fiscal 2019.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2021, April 30, 2020 and April 30, 2019 were 23.11%, 27.64% and 26.38%, respectively.  The decrease in the effective tax rate during the twelve months ended April 30, 2021 is primarily a result of a decrease in the state and local income taxes from 6.30% to 2.05% as a result of changes in state and local income tax allocations, such as the effect of the reduction in the New York State and New York City tax allocation factors on deferred taxes in fiscal 2021.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

The Company's state and local effective income tax rate, net of Federal income tax benefit, increased to 6.30% of pretax income for the twelve months ended April 30, 2020 from 6.02% of pretax income for the twelve months ended April 30, 2019 due to evolving state tax legislation.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $23,312,000 as of April 30, 2021 and $13,700,000 as of April 30, 2020. These amounts include short-term unearned revenue of $19,162,000 and $18,854,000 reflected in total current liabilities at April 30, 2021 and April 30, 2020, respectively. Cash and short-term securities were $45,353,000 and $34,158,000 as of April 30, 2021 and April 30, 2020, respectively.

The Company’s cash and cash equivalents include $18,209,000 and $2,115,000 at April 30, 2021 and April 30, 2020, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $16,410,000 during the twelve months ended April 30, 2021, compared to cash inflows from operations of $13,745,000 and $11,494,000 during the twelve months ended April 30, 2020 and 2019, respectively. The increase in cash flows from fiscal 2020 to fiscal 2021 is primarily attributable to higher net income and an increase in cash receipts from EAM and the timing of receipts from copyright programs. The increase in cash flows from fiscal 2019 to fiscal 2020 is primarily attributable to higher pre-tax income and an increase in cash receipts from copyright programs.

Cash from investing activities

The Company’s cash inflows from investing activities of $7,381,000 during the twelve months ended April 30, 2021, compared to cash outflows from investing activities of $8,657,000 and $2,972,000 for the twelve months ended April 30, 2020 and April 30, 2019, respectively. Cash inflows for the twelve months ended April 30, 2021, were higher than in fiscal 2020 primarily due to the Company’s decision not to reinvest proceeds in fixed income securities in fiscal 2021. Cash outflows for the twelve months ended April 30, 2020, were higher than in fiscal 2019 primarily due to the Company’s decision to invest in additional equity and fixed income securities in fiscal 2020.

Cash from financing activities

During the twelve months ended April 30, 2021, the Company’s cash outflows from financing activities were $9,574,000 and compared to cash outflows from financing activities of $6,627,000 and $7,970,000 for the twelve months ended April 30, 2020 and 2019, respectively. Cash outflows for financing activities included $1,526,000, $1,214,000 and $608,000 for the repurchase of 53,551 shares, 46,840 shares and 28,059 shares of the Company’s common stock under the April 17, 2020, board approved common stock repurchase programs, during fiscal years 2021, 2020 and 2019, respectively. During fiscal 2020, the Company applied for and received an SBA loan under the Paycheck Protection Program in the amount of $2,331,000. Quarterly regular dividend payments of $0.21 per share during fiscal 2021 aggregated $8,068,000. Quarterly dividend payments of $0.20 per share during fiscal 2020 aggregated $7,724,000. Quarterly dividend payments of $0.19 per share during fiscal 2019 aggregated $7,362,000.

At April 30, 2021 there were 9,563,170 common shares outstanding as compared to 9,616,721 common shares outstanding at April 30, 2020. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA loan and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any additional borrowings during the next twelve months. As of April 30, 2021, retained earnings and liquid assets were $72,502,000 and $45,353,000, respectively. As of April 30, 2020, retained earnings and liquid assets were $57,374,000 and $34,158,000, respectively.

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

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted. The Tax Act lowered the U.S. federal income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

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

Contractual Obligations

Below is a summary of certain contractual obligations of the Company as of April 30, 2021 ($ in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1	1-3 years	3-5 years	More than 5
		year			years
Loan Obligations	$2,331	$2,331	$-	$-	$-
Operating Lease Obligations	10,002	1,506	3,231	2,890	2,375
Total	$12,333	$3,837	$3,231	$2,890	$2,375

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

Fixed income securities consist of bank certificates of deposits and securities issued by federal, state and local governments within the United States. As of April 30, 2021 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $2,596,000 and $2,600,000, respectively. As of April 30, 2020 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $14,902,000 and $15,079,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)

		(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease

As of April 30, 2021
Investments in securities with fixed maturities*	$2,600	n/a	n/a	n/a	n/a
As of April 30, 2020
Investments in securities with fixed maturities	$15,079	$15,058	$15,179	$14,998	$15,240

* U.S. T-Bill due 5/20/21

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

As of April 30, 2021 and April 30, 2020, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total $19,105,000 and $12,877,000, respectively, and the fair value was $23,582,000 and $14,125,000, respectively.

Equity Securities

				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2021	Equity Securities and ETFs held for dividend yield	$23,582	30% increase	$30,657	7.81%
			30% decrease	$16,507	-7.81%

Equity Securities

				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2020	Equity Securities and ETFs held for dividend yield	$14,125	30% increase	$18,363	6.25%
			30% decrease	$9,888	-6.25%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Quarterly Results (Unaudited)

($ in thousands, except per share amounts)

We have revised our first, second and third quarters of fiscal 2021, 2020 and 2019 to reflect the correction of an immaterial error by including the adoption of FASB Accounting Standards Update No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” as of the beginning of the fiscal year ended April 30, 2019.  The revisions are described in the Annual Report in Notes to Consolidated Financial Statements.

	Net Revenues	Income/ (Loss) from Operations	Revenues and Profits Interests in EAM Trust	Investment Gains/(Losses)	Net Income	Earnings Per Share

2021, by Quarter
First	$10,328	$2,226	$3,644	$1,170	$5,274	$0.55
Second	10,210	2,188	4,214	138	4,919	0.51
Third	10,130	2,283	4,734	1,785	7,036	0.73
Fourth	9,724	838	4,729	2,327	6,051	0.64
Total *	$40,392	$7,535	$17,321	$5,420	$23,280	$2.43

2020, by Quarter
First	$9,617	$2,025	$2,871	$231	$3,761	$0.39
Second	10,080	2,629	3,058	456	4,460	0.46
Third	10,803	3,129	3,455	287	4,915	0.51
Fourth **	9,799	1,307	2,966	(1,763)	1,807	0.19
Total	$40,299	$9,090	$12,350	$(789)	$14,943	$1.55

2019, by Quarter
First	$8,971	$1,270	$2,271	$652	$3,529	$0.36
Second	9,051	1,760	2,384	(188)	3,057	0.32
Third	9,052	1,413	2,210	317	2,590	0.27
Fourth	9,183	970	2,444	810	2,833	0.29
Total	$36,257	$5,413	$9,309	$1,591	$12,009	$1.24

   * During fiscal 2021, the company recognized $4,710,000 of investment gains on sales of equity securities and unrealized gains on equity securities held at the end of the period.

**  During the fourth quarter of fiscal 2020, the company recognized $1,414,000 of investment losses on sales of equity securities and unrealized losses on sales of equity securities held at the end of the period.

A summary of the revisions is as follows:

($ in thousands, except per share amounts)	Investment Gains/(Losses)		Net Income		Earnings Per Share
	Originally Reported	Corrected	Originally Reported	Corrected	Originally Reported	Corrected

2021, by Quarter
First	$958	$1,170	$5,117	$5,274	$0.53	$0.55
Second	$323	$138	$5,056	$4,919	$0.53	$0.51
Third	$424	$1,785	$6,029	$7,036	$0.63	$0.73

2020, by Quarter
First	$141	$231	$3,690	$3,761	$0.38	$0.39
Second	$143	$456	$4,211	$4,460	$0.44	$0.46
Third	$167	$287	$4,952	$4,915	$0.51	$0.51

2019, by Quarter
First	$114	$652	$3,104	$3,529	$0.32	$0.36
Second	$123	$(188)	$3,302	$3,057	$0.34	$0.32
Third	$140	$317	$2,451	$2,590	$0.25	$0.27

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2021, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2021. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control systems over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company administrative and finance personnel have been operating on a near-fully remote basis during the entirety of the fiscal year ended April 30, 2021 as a result of pandemic restrictions and precautions. The internal control systems have remained intact.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

(a) Names of Directors, Age as of June 30, 2021 and Principal Occupation	Director Since

Howard A. Brecher* (67). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer of the Company from prior to 2005 to the present; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. from prior to 2005 to the present.

Mr. Brecher has been an officer of the Company for more than 25 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

1992
Stephen P. Davis (69). Retired Deputy Commissioner, New York City Police Department (“NYPD”), from 2014 to 2018. Managing Member, Davis Investigative Group, LLC from 2001 to 2013, and since April, 2018. Mr. Davis served as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He has successfully managed his own business serving the financial services industry and other clients for more than 15 years.	2010
Alfred R. Fiore (65). Retired Chief of Police, Westport, CT from 2004 to 2011. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT for seven years and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (63). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012
Stephen R. Anastasio* (62). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 30 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (71). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for 25 years.	2010

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2021, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2021.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2021 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	90.28%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of April 30, 2021, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard A. Brecher	1,600	*
Stephen R. Anastasio	1,200	*
Glenn J. Muenzer	300	*
Stephen P. Davis	200	*
Alfred R. Fiore	400	*
Mary Bernstein	200	*
All directors and executive officers as a group (6 persons)	3,900	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 90.28% of the outstanding shares of the Company’s common stock as of April 30, 2021, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2021 and April 30, 2020, the Company was reimbursed $408,000 and $388,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2021 or April 30, 2020. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2021 and 2020, the Company made payments to AB&Co. for federal income taxes amounting to $7,154,000 and $3,325,000, respectively.

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from the Value Line Mutual Funds and separate accounts business, and 50% of EAM’s net profits. EAM currently has no separately managed account clients.

During the twelve months ended April 30, 2021 and April 30, 2020, the Company recorded income of $17,321,000 and $12,350,000, respectively, consisting of $15,190,000 and $11,184,000, from its non-voting revenues interest in EAM and $2,131,000 and $1,166,000, from its non-voting profits interest in EAM without incurring any directly related expenses. During the twelve months ended April 30, 2019, the Company recorded income of $9,309,000, consisting of $8,260,000, from its non-voting revenues interest in EAM and $1,049,000, from its non-voting profits interest in EAM.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $4,664,000 and $2,949,000 at April 30, 2021 and April 30, 2020, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2021 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees billed by the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2021	2020	2019
Audit fees	$155,400	$155,750	$151,000
Audit-related fees	9,375	12,320	4,240
Tax related fees	171,700	124,395	170,115
Total	$336,475	$292,465	$325,355

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees billed by Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2021, 2020 and 2019 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures.

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

14.1(a)	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 filed with the SEC on March 24, 2011.

14.1(b)	Code of Business Conduct and Ethics *

21.1	List of subsidiaries of Value Line, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2021. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

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

Dated: July 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer
Glenn Muenzer Director

/s/ Stephen P. Davis
Stephen Davis Director

/s/ Alfred R. Fiore
Alfred Fiore Director

/s/ Mary Bernstein
Mary Bernstein Director

Dated: July 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Value Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries (the “Company”) as of April 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to the accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgements.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Investment in Unconsolidated Entity

As described in note 4 to the consolidated financial statements, the Company uses the equity method of accounting to report its investment in its unconsolidated entity. As of April 30, 2021, the carrying value of the investment was $60,977,000.  On an annual basis, management performs an impairment assessment to ensure that the carrying value of the investment in its unconsolidated entity is properly reflected.

The principal considerations for our determination that performing procedures relating to such assessment is a critical audit matter are that there were significant judgements made by management in estimating the fair value of the investment and the fact that management utilized a specialist to assist in its determination of fair value. This in turn led to a high degree of auditor judgement, subjectivity, and audit effort in evaluating management’s estimation of the fair value of the investment in its unconsolidated entity, including management’s assessment of the unconsolidated entity’s financial condition and results of operations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included, among others, reviewing management’s process for estimating the fair value of the investment in its unconsolidated entity, evaluating the appropriateness of the valuation model, testing the completeness and accuracy of data used in the model, and evaluating the significant assumptions used by management.

/s/ Horowitz & Ullmann, P.C.

We have served as the Company’s auditor since 1996.

New York, NY

July 28, 2021

Part II

Item 8.

Value Line, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	April 30,	April 30,
	2021	2020

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $18,209 and $2,115, respectively)	$19,171	$4,954
Equity securities	23,582	14,125
Available-for-sale Fixed Income securities	2,600	15,079
Accounts receivable, net of allowance for doubtful accounts of $36 and $38, respectively	3,985	4,438
Receivable from clearing broker	-	608
Prepaid and refundable income taxes	616	-
Prepaid expenses and other current assets	1,282	1,321
Total current assets	51,236	40,525

Long term assets:
Investment in EAM Trust	60,977	59,165
Restricted money market investments	469	469
Property and equipment, net	8,311	9,500
Capitalized software and other intangible assets, net	143	69
Total long term assets	69,900	69,203

Total assets	$121,136	$109,728

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,077	$2,057
Accrued salaries	1,163	1,145
Dividends payable	2,104	2,019
Accrued taxes on income	-	1,043
Payable to clearing broker	-	588
Loan obligation-short term	2,331	194
Operating lease obligation-short term	1,087	925
Unearned revenue	19,162	18,854
Total current liabilities	27,924	26,825

Long term liabilities:
Unearned revenue	5,926	5,884
Loan obligation-long term	-	2,137
Operating lease obligation-long term	7,368	8,492
Deferred income taxes	12,905	12,851
Total long term liabilities	26,199	29,364
Total liabilities	54,123	56,189

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	72,502	57,374
Treasury stock, at cost (436,830 shares and 383,279 shares, respectively)	(7,483)	(5,957)
Accumulated other comprehensive income, net of tax	3	131
Total shareholders' equity	67,013	53,539

Total liabilities and shareholders' equity	$121,136	$109,728

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Income

(in thousands, except share amounts & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2021	2020	2019

Revenues:
Investment periodicals and related publications	$27,629	$27,628	$28,820
Copyright fees	12,763	12,671	7,437
Total publishing revenues	40,392	40,299	36,257

Expenses:
Advertising and promotion	3,745	3,350	3,406
Salaries and employee benefits	18,865	18,189	17,781
Production and distribution	5,440	4,945	5,222
Office and administration	4,807	4,725	4,435
Total expenses	32,857	31,209	30,844
Income from operations	7,535	9,090	5,413

Revenues interest in EAM Trust	15,190	11,184	8,260
Profits interest in EAM Trust	2,131	1,166	1,049
Investment gains/(losses)	5,420	(789)	1,591
Income before income taxes	30,276	20,651	16,313
Income tax provision	6,996	5,708	4,304
Net income	$23,280	$14,943	$12,009

Earnings per share, basic & fully diluted	$2.43	$1.55	$1.24

Weighted average number of common shares	9,596,912	9,646,885	9,683,771

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Fiscal Years Ended
	April 30,
	2021	2020	2019

Net income	$23,280	$14,943	$12,009

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on Fixed Income securities, net of taxes	(128)	97	36
Other comprehensive income/(loss)	(128)	97	36
Comprehensive income	$23,152	$15,040	$12,045

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Fiscal Years Ended
	April 30,
	2021	2020	2019
Cash flows from operating activities:
Net income	$23,280	$14,943	$12,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,293	266	367
Investment (gains)/losses	(4,710)	1,414	(1,087)
Non-voting profits interest in EAM Trust	(2,131)	(1,166)	(1,049)
Non-voting revenues interest in EAM Trust	(15,190)	(11,184)	(8,260)
Revenues distribution received from EAM Trust	13,907	10,588	8,027
Profits distributions received from EAM Trust	1,602	1,222	945
Deferred rent	(962)	99	(89)
Deferred income taxes	543	154	740
Other, net	-	-	(55)
Changes in operating assets and liabilities:
Unearned revenue	350	(745)	(42)
Accounts payable & accrued expenses	21	(12)	142
Accrued salaries	18	(66)	(176)
Accrued taxes on income	(1,487)	898	339
Prepaid and refundable income taxes	(616)	254	203
Prepaid expenses and other current assets	39	14	(65)
Accounts receivable	453	(2,934)	(455)
Total adjustments	(6,870)	(1,198)	(515)
Net cash provided by operating activities	16,410	13,745	11,494

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	8,212	4,387	-
Purchases of equity securities	(12,958)	(9,302)	(156)
Proceeds from sales of Fixed Income securities	14,902	8,663	8,346
Purchases of Fixed Income securities	(2,597)	(12,403)	(11,040)
Acquisition of property and equipment	(33)	(2)	(11)
Expenditures for capitalized software	(145)	-	(111)
Net cash provided by/(used in) investing activities	7,381	(8,657)	(2,972)

Cash flows from financing activities:
Purchase of treasury stock at cost	(1,526)	(1,214)	(608)
Proceeds from SBA loan	-	2,331	-
Receivable from clearing broker	608	(608)	-
Payable to clearing broker	(588)	588	-
Dividends paid	(8,068)	(7,724)	(7,362)
Net cash used in financing activities	(9,574)	(6,627)	(7,970)
Net change in cash and cash equivalents	14,217	(1,539)	552
Cash, cash equivalents and restricted cash at beginning of year	5,423	6,962	6,410
Cash, cash equivalents and restricted cash at end of year	$19,640	$5,423	$6,962

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Fiscal Years Ended April 30, 2021, 2020 and 2019
(in thousands, except share amounts)

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2018	10,000,000	$1,000	$991	(308,380)	$(4,135)	$44,902	$783	$43,541

Net income						12,009		12,009
Change in unrealized gains on
Fixed Income securities, net of taxes							36	36
Purchase of treasury stock				(28,059)	(608)			(608)
Dividends declared						(7,454)	-	(7,454)
Cumulative effect of adoption of ASU 2016-01						785	(785)	-
Balance as of April 30, 2019	10,000,000	$1,000	$991	(336,439)	$(4,743)	$50,242	$34	$47,524

Dividends declared per share were $0.19 for each of the three months ended July 31, 2018, October 31, 2018 and January 31, 2019 and $0.20 for the three months ended April 30, 2019.

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2019	10,000,000	$1,000	$991	(336,439)	$(4,743)	$50,242	$34	$47,524

Net income						14,943		14,943
Change in unrealized gains on
Fixed Income securities, net of taxes							97	97
Purchase of treasury stock				(46,840)	(1,214)			(1,214)
Dividends declared						(7,811)		(7,811)
Balance as of April 30, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$57,374	$131	$53,539

Dividends declared per share were $0.20 for each of the three months ended July 31, 2019, October 31, 2019 and January 31, 2020 and $0.21 for the three months ended April 30, 2020.

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$57,374	$131	$53,539

Net income						23,280		23,280
Change in unrealized gains on
Fixed Income securities, net of taxes							(128)	(128)
Purchase of treasury stock				(53,551)	(1,526)			(1,526)
Dividends declared						(8,152)		(8,152)
Balance as of April 30, 2021	10,000,000	$1,000	$991	(436,830)	$(7,483)	$72,502	$3	$67,013

Dividends declared per share were $0.21 for each of the three months ended July 31, 2020, October 31, 2020 and January 31, 2021 and $0.22 for the three months ended April 30, 2021.

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

Revision of Previously Issued Consolidated Financial Statements:

In connection with the preparation of our consolidated financial statements, we identified that the previously issued financial statements for the years ended April 30, 2020 and April 30, 2019 did not include the adoption of Accounting Standards Update No. 2016-01 (“ASU 2016-01”) as is required by U.S. generally accepted accounting principles (“GAAP”). The Consolidated Balance Sheets as of April 30, 2020 and 2019, and the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity, and Consolidated Statements of Cash Flows for the years ended April 30, 2020 and April 30, 2019, have been revised to correct that immaterial error by including the adoption of ASU 2016-01 as of the beginning of the fiscal year ended April 30, 2019.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changed accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in Net Income. ASU 2016-01 was effective for Value Line Inc. on May 1, 2018, which required a cumulative effect adjustment to opening Retained Earnings to be recorded for equity investments with readily determinable fair values. The Company has recorded a cumulative effect adjustment to decrease Accumulated Other Comprehensive Income with a corresponding increase to Retained Earnings for the amount of the unrealized gain, net of tax, as of the beginning of fiscal year 2019, which resulted in no change to Total Shareholders’ Equity. A summary of the revisions to certain previously reported financial information is included in Note 20.

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

Valuation of Securities:

The Company's securities classified as cash equivalents, equity securities and available-for-sale fixed income securities consist of shares of money market funds that invest primarily in short-term U.S. Government securities and investments in equities including ETFs and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC 820.  The securities classified as equity securities reflected in the Consolidated Balance Sheets are valued at market and unrealized gains and losses are recorded in the Consolidated Statements of Income per FASB Accounting Standards Update No. 2016-01 ("ASU 2016-01").  The securities classified as available-for-sale  fixed income securities reflected in the Consolidated Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders' equity. Investment gains and losses on sales of the equity securities are the difference between proceeds from sales and the fair value of the equity securities sold at the beginning of the period or the purchase date, if later.  Investment gains and losses on sales of the available-for-sale fixed income securities are the difference between proceeds from sales and the cost of the securities.  Investment gains and losses on sales of the securities are recorded in earnings as of the trade date and are determined on the identified cost method.

The Company classifies its equity securities and available-for-sale fixed income securities as current assets to properly reflect its liquidity and to recognize the fact that it has liquid assets available-for-sale should the need arise.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

Value Line, Inc.

Notes to Consolidated Financial Statements

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$18,209	$-	$-	$18,209
Equity securities	23,582	-	-	23,582
Available-for-sale fixed income securities	2,600	-	-	2,600
	$44,391	$-	$-	$44,391

	As of April 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,115	$-	$-	$2,115
Equity securities	14,125	-	-	14,125
Available-for-sale fixed income securities	15,079	-	-	15,079
	$31,319	$-	$-	$31,319

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2021 and April 30, 2020, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

Advertising expenses:

The Company expenses advertising costs as incurred.

Income Taxes:

The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB's ASC.  Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated  Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse.  The Company adopted the provisions of ASU 2015-17, Income taxes (Topic 740) and classifies all deferred taxes as long-term liabilities on the Consolidated Balance Sheets.

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of April 30, 2021, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short-term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2021 and April 30, 2020, cash equivalents included $18,209,000 and $2,115,000, respectively, for amounts invested in  money market mutual funds that invest in short-term U.S. government securities.

Note 2 - Supplementary Cash Flow Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	Fiscal Years Ended April 30,
($ in thousands)	2021	2020	2019
Cash and cash equivalents	$19,171	$4,954	$6,493
Restricted cash	$469	$469	$469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$19,640	$5,423	$6,962

Value Line, Inc.

Notes to Consolidated Financial Statements

Income Tax Payments:

The Company made income tax payments as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2021	2020	2019
State and local income tax payments	$1,406	$1,105	$387
Federal income tax payments to the Parent	$7,154	$3,325	$2,700

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2021, were $4.96 billion, which is $1.4 billion, or 38.8%, above total assets of $3.58 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2020.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the fourth quarter of fiscal 2021 was 52.95%.

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement.  The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $4,664,000 and $2,949,000 at April 30, 2021 and April 30, 2020, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2021	2020	2019
Non-voting revenues interest in EAM	$15,190	$11,184	$8,260
Non-voting profits interest in EAM	2,131	1,166	1,049
	$17,321	$12,350	$9,309

Transactions with Parent:

During the fiscal years ended April 30, 2021 and April 30, 2020, the Company was reimbursed $408,000 and $388,000, respectively for payments it made on behalf of and for services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2021 or April 30, 2020.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  For the years ended April 30, 2021, 2020, and 2019, the Company made  payments to the Parent for federal income tax amounting to $7,154,000, $3,325,000 and $2,700,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate.  The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2021, the Parent owned 90.28% of the outstanding shares of common stock of the Company.

Note 4 - Investments:

Investments held by the Company and its subsidiaries are classified as  equity securities and available-for-sale fixed income securities in accordance with FASB's ASC 321, Investments - Equity Securities and with FASB's ASC 320, Investments - Debt Securities.  All of the Company's securities were readily marketable or had a maturity of twelve months or less and are classified as current assets on the Consolidated Balance Sheets

Value Line, Inc.

Notes to Consolidated Financial Statements

Equity Securities:

Equity securities on the Consolidated Balance Sheets, consist of ETFs held for dividend yield that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.

As of April 30, 2021 and April 30, 2020, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total $19,105,000 and $12,877,000, respectively, and the fair value was $23,582,000 and $14,125,000, respectively.

The carrying value and fair value of equity securities at April 30, 2021 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$19,105	$4,532	$(55)	$23,582

The carrying value and fair value of equity securities at April 30, 2020 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$12,877	$1,317	$(69)	$14,125

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2021 and April 30, 2020, were $14,902,000 and $8,663,000, respectively.  As of April 30, 2021 and April 30, 2020, accumulated other comprehensive income included unrealized  gains of $4,000 and $177,000, net of deferred taxes of $1,000  and $46,000, respectively.

The aggregate cost and fair value at April 30, 2021 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$2,596	$4	$2,600
Total investment in government debt securities	$2,596	$4	$2,600

The decrease in gross unrealized gains of $173,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $45,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2021.

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

The average yield on the Government debt securities classified as available-for-sale at April 30, 2021 and April 30, 2020 was 1.4% and 2.27%, respectively.

Value Line, Inc.

Notes to Consolidated Financial Statements

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2021	2020	2019
Dividend income	$573	$352	$257
Interest income	137	279	201
Investment gains/(losses) recognized on sales of equity securities during the period	835	(1,075)	-
Unrealized gains/(losses) recognized on equity securities held at the end of the period	3,875	(339)	1,087
Other	-	(6)	46
Total investment gains/(losses)	$5,420	$(789)	$1,591

Proceeds from sales of equity securities during the twelve months ended April 30, 2021 and April 30, 2020 were $8,212,000 and $4,387,000, respectively.  Taxable realized gains/(losses) on equity securities sold during fiscal years 2021 and 2020, which are generally the difference between the proceeds from sales and our original cost, were gains of $1,481,000 in fiscal 2021 and losses of $581,000 in fiscal 2020.  There were no realized gains or losses on sales of equity securities during fiscal 2019.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2021 and April 30, 2020, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $60,977,000 and $59,165,000, respectively.

The value of VLI’s investment in EAM at April 30, 2021 and April 30, 2020 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2021	2020	2019
Investment management fees earned from the Value Line Funds, net of waivers shown below	$29,022	$21,985	$16,715
12b-1 fees and other fees, net of waivers shown below	$9,604	$8,436	$6,811
Other income	$361	$(156)	$273
Investment management fee waivers and reimbursements	$121	$302	$421
12b-1 fee waivers	$651	$667	$654
Value Line’s non-voting revenues interest	$15,190	$11,184	$8,260
EAM's net income (1)	$4,262	$2,332	$2,098

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

Value Line, Inc.

Notes to Consolidated Financial Statements

	Fiscal Years Ended April 30,
($ in thousands)	2021	2020
EAM's total assets	$64,197	$61,335
EAM's total liabilities (1)	(6,870)	(4,192)
EAM's total equity	$57,327	$57,143

(1) At April 30, 2021 and 2020, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $4,664,000 and $2,949,000, respectively.

Note 5 - Variable Interest Entity:

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2021	$64,197	$60,977	$-	$60,977
As of April 30, 2020	$61,335	$59,165	$-	$59,165

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

	As of April 30,
($ in thousands)	2021	2020

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	7,522	8,550
Furniture and equipment	4,080	4,047
	12,615	13,610
Accumulated depreciation and amortization	(4,304)	(4,110)
Total property and equipment, net	$8,311	$9,500

Value Line, Inc.

Notes to Consolidated Financial Statements

Note 7 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2021	2020	2019
Current tax expense:
Federal	$5,407	$4,201	$2,964
State and local	1,046	1,353	600
Current tax expense	6,453	5,554	3,564
Deferred tax expense (benefit):
Federal	859	(174)	(422)
State and local	(316)	328	1,162
Deferred tax expense (benefit):	543	154	740
Income tax provision	$6,996	$5,708	$4,304

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2021, April 30, 2020 and April 30, 2019 were 23.11%, 27.64% and 26.38%, respectively.  The decrease in the effective tax rate during the twelve months ended April 30, 2021 is primarily a result of a decrease in the state and local income taxes from 6.30% to 2.05% as a result of changes in state and local income tax allocations, such as the effect of the reduction in the New York State and New York City tax allocation factors on deferred taxes in fiscal 2021.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

The increase in the effective tax rate during the twelve months ended April 30, 2020 is primarily a result of an increase in the state and local income taxes to 6.30% as a result of changes in state and  local income tax allocations, such as the effect of the reduction in  the NYC tax allocation factor on deferred taxes in fiscal 2019.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2021	2020
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	108	108
Unrealized gain on securities held for sale	941	299
Right of Use Asset	(196)	(182)
Deferred charges	(186)	(166)
Other	(218)	(207)
Total federal tax liability	10,746	10,149

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,807	2,564
Deferred non-cash post-employment compensation	(63)	(88)
Depreciation and amortization	18	44
Unrealized gain on securities held for sale	159	72
Other	238	110
Total state and local tax liabilities	2,159	2,702
Deferred tax liability, long-term	$12,905	$12,851

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

Value Line, Inc.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as a result of the following:

	Fiscal Years Ended April 30,
	2021	2020	2019
U.S. statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.05%	6.30%	6.02%
Effect of dividends received deductions	(0.31%)	(0.24%)	(0.24%)
Other, net	0.37%	0.58%	(0.40%)
Effective income tax rate	23.11%	27.64%	26.38%

The Company believes that, as of April 30, 2021, there were no material uncertain tax positions that would require disclosure under GAAP.

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

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2018 through 2020, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities. The Company is presently engaged in a New York City tax audit for the fiscal years ended April 30, 2017 through 2019 and does not expect it to have a material effect on the financial statements.

Note 8 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2021, 2020 and 2019, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $980,000, $870,000 and $592,000, respectively.

Note 9 - Lease Commitments:

On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc.  and ABM Industries, Incorporated (“ABM” or the “Sublandlord”) commencing on December 1, 2016.  Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027.  Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year.  The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which is scheduled to be reduced to $305,000 on October 3, 2021 and fully refunded after the sublease ends.  This Building became the Company’s new corporate office facility.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease.  Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

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

Value Line, Inc.

Notes to Consolidated Financial Statements

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of April 30, 2021, the Company had a long-term lease asset of $7,522,000 recorded in property and equipment in its consolidated balance sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense are presented as part of continuing operations in the consolidated statements of income. For the twelve months ended April 30, 2021, the Company recognized $1,499,000 in lease expense.

For the twelve months ended April 30, 2021, the Company paid $1,432,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,432,000 will be classified within operating activities in the consolidated statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the consolidated balance sheet as of April 30, 2021:

Fiscal years ended April 30,	(in thousands)
2022	1,506
2023	1,597
2024	1,634
2025	1,429
2026	1,461
Thereafter	2,375
Total undiscounted future minimum lease payments	10,002
Less: difference between undiscounted lease payments & the present value of future lease payments	1,547
Total operating lease liabilities	$8,455

For the fiscal years ended April 30, 2021, 2020 and 2019, rental expenses were $1,499,000, $1,499,000 and $1,278,000, respectively.

Note 10 - Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, a single customer accounted for a significant portion of the Company's sales in fiscal 2021, 2020 or 2019, and its accounts receivable as of April 30, 2021 or 2020.  During the twelve months ended April 30, 2021, 2020 and 2019, 31.6%, 31.4% and 20.5%, respectively, of total publishing revenues were derived from a single customer as explained in Note 16- Concentration.

Note 11 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2021 and April 30, 2020 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Balance Sheets.

Value Line, Inc.

Notes to Consolidated Financial Statements

The components of comprehensive income that are included in the Consolidated  Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2021 are as follows:

	Fiscal Year Ended April 30, 2021
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$(173)	$45	$(128)
	$(173)	$45	$(128)

The components of comprehensive income that are included in the Consolidated  Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2020 are as follows:

	Fiscal Year Ended April 30, 2020
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$134	$(37)	$97
	$134	$(37)	$97

The components of comprehensive income that are included in the Consolidated  Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2019 are as follows:

	Fiscal Year Ended April 30, 2019
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$46	$(10)	$36
	$46	$(10)	$36

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

During the twelve months ended April 30, 2021, the Company capitalized  $145,000 related to the third party programmers' costs. The Company  did not incur and did not capitalize expenditures related to the development of software for internal use during the twelve months ended April 30, 2021, April 30, 2020 or April 30, 2019.

The Company  did not incur and did not capitalize expenditures related to third party programmers' costs during the twelve months ended April 30, 2020.  During the twelve months ended April 30, 2019 the Company capitalized  $111,000 related to the third party programmers' costs.  Total amortization expenses for the years ended April 30, 2021, 2020 and 2019 were $70,000, $65,000 and $131,000, respectively.

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

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining under the Program
Balance as of April 30, 2018	308,380	$4,135	$13.41	$255
Purchases effected in open market	28,059	$608	$21.68	$-
Balance as of April 30, 2019	336,439	$4,743	$14.10	$1,438
Purchases effected in open market	46,840	$1,214	$25.91	$-
Balance as of April 30, 2020	383,279	$5,957	$15.54	$2,000
Purchases effected in open market (1)	53,551	$1,526	$28.50	$-
Balance as of April 30, 2021	436,830	$7,483	$17.13	$474

(1)  Were acquired during the $2 million repurchase program authorized in April 2020.

Value Line, Inc.

Notes to Consolidated Financial Statements

Note 14 - Copyright Fees:

During the twelve months ended April 30, 2021, copyright fees of $12,763,000 were 0.7% above fiscal 2020.  During the twelve months ended April 30, 2020, copyright fees of $12,671,000 were 70.4% above fiscal 2019.  As of April 30, 2021, total third party sponsored assets were $11.6 billion, as compared to $8.6 billion in assets at April 30, 2020.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Balance Sheet at April 30, 2021 and  April 30, 2020, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  Effective October 3, 2021, the LOC and restricted cash  will be reduced to $305,000 according to the lease agreement.

Note 16 - Concentration:

During the twelve months ended April 30, 2021, 31.6% of total publishing revenues of $40,392,000 were derived from a single customer.  During the twelve months ended April 30, 2020, 31.4% of total publishing revenues of $40,299,000 were derived from a single customer.

Note 17 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At April 30, 2021 and 2020, the Company had $2,742,000 and $5,202,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness  of the counter parties.

Note 18 - Business Segments:

The Publishing business segment, the Company's only reportable segment subsequent to December 23, 2010, produces investment periodicals and related publications (retail and institutional) in both print and digital form, and includes Value Line copyrights and Value Line Proprietary Ranks and other proprietary information.

As described in Note 1 - Organization and Summary of Significant Accounting Policies, the Company deconsolidated its investment management business on December 23, 2010 and therefore no longer reports the investment management operation as a separate business unit.  Although VLI continues to receive significant cash flows from these operations through its non-controlling investment in EAM, it no longer considers this to be a reportable business segment due to its lack of control over the operating and financial policies of EAM.

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

Subsequent to the Balance Sheet date, the Company completed and submitted an application for full forgiveness of the PPP loan.

Value Line, Inc.

Notes to Consolidated Financial Statements

Note 20 - Revision of Previously Issued Consolidated Financial Statements:

As described in Note 1, the Company has determined that the previously issued financial statements for the years ended April 30, 2020 and April 30, 2019 did not include the adoption of Accounting Standards Update No. 2016-01 (“ASU 2016-01”) as is required by U.S. generally accepted accounting principles (“GAAP”). The Company has corrected this immaterial error by revising the financial statements as of and for each of the years ended April 30, 2020 and April 30, 2019 by including the adoption of ASU 2016-01 as of the beginning of the fiscal year ended April 30, 2019.

As of the adoption date, the Company held equity securities with a fair value of approximately $9,379,000, which included a net unrealized gain of $994,000, and an associated deferred tax liability of $209,000. The Company has recorded a cumulative effect adjustment of $785,000 to decrease Accumulated Other Comprehensive Income with a corresponding increase to Retained Earnings for the amount of the unrealized gain, net of tax, as of the beginning of fiscal year 2019, which resulted in no change to Total Shareholders’ Equity.

Other than the aforementioned cumulative effect adjustment, the principal impact of ASU 2016-01 to the Company’s financial statements is the recognition of changes in the fair values of equity securities in the Statements of Income, instead of the Statements of Comprehensive Income, as they were reported prior to the adoption of ASU 2016-01. A summary of the revisions that have been made to the Company’s financial statements is as follows:

	Fiscal Years Ended April 30,
		2020			2019
($ in thousands, except per share amounts)	Originally Reported	Adjustment	Corrected	Originally Reported	Adjustment	Corrected

Consolidated Balance Sheets
Current Assets
Securities available-for-sale	$29,204	$(29,204)	$-	$21,828	$(21,828)	$-
Equity securities	$-	$14,125	$14,125	$-	$10,622	$10,622
Available-for-sale Fixed Income Securities	$-	$15,079	$15,079	$-	$11,206	$11,206

Shareholders' Equity
Retained earnings	$56,450	$924	$57,374	$48,598	$1,644	$50,242
Accumulated Other Comprehensive Income, net of tax	$1,055	$(924)	$131	$1,678	$(1,644)	$34
Total shareholders' equity	$53,539	$-	$53,539	$47,524	$-	$47,524

Consolidated Statements of Income
Income/(loss) from securities transactions, net	$44	$(833)	$(789)	$504	$1,087	$1,591
Income before income taxes	$21,484	$(833)	$20,651	$15,226	$1,087	$16,313
Income tax provision	$5,821	$(113)	$5,708	$4,076	$228	$4,304
Net income	$15,663	$(720)	$14,943	$11,150	$859	$12,009
Earnings per share	$1.62	$(0.07)	$1.55	$1.15	$0.09	$1.24

Consolidated Statements of Comprehensive Income
Net income	$15,663	$(720)	$14,943	$11,150	$859	$12,009
Change in unrealized gains on securities, net of taxes	$(623)	$720	$97	$895	$(859)	$36
Other comprehensive income/(loss)	$(623)	$720	$97	$895	$(859)	$36
Comprehensive income	$15,040	$-	$15,040	$12,045	$-	$12,045

Consolidated Statements of Cash Flows
Net income	$15,663	$(720)	$14,943	$11,150	$859	$12,009
Investment (gains)/losses	$581	$833	$1,414	$-	$(1,087)	$(1,087)
Deferred income taxes	$267	$(113)	$154	$512	$228	$740
Total adjustments	$(1,918)	$720	$(1,198)	$344	$(859)	$(515)
Net cash provided by operating activities	$13,745	$-	$13,745	$11,494	$-	$11,494

Consolidated Statements of Changes in Shareholders’ Equity (Total)
Net income	$15,663	$(720)	$14,943	$11,150	$859	$12,009
Change in unrealized gains on securities, net of taxes	$(623)	$720	$97	$895	$(859)	$36

Cumulative effect of adoption of ASU 2016-01*	$-	$-	$-	$-	$-	$-

Balance as of April 30	$53,539	$-	$53,539	$47,524	$-	$47,524

*As discussed above, the cumulative effect adjustment of $785,000 from Accumulated Other Comprehensive Income to Retained Earnings results in a net zero effect to Total Shareholders’ Equity.