Form 10-Q
period 2021-07-31
VALUE LINE INC
filed 2021-09-13
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2021
Common stock, $0.10 par value per share	9,557,141 shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2021	2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $24,382 and $18,209, respectively)	$25,035	$19,171
Equity securities	25,282	23,582
Available-for-sale Fixed Income securities	597	2,600
Accounts receivable, net of allowance for doubtful accounts of $36 and $36, respectively	1,467	3,985
Prepaid and refundable income taxes	540	616
Prepaid expenses and other current assets	1,187	1,282
Total current assets	54,108	51,236

Long term assets:
Investment in EAM Trust	60,905	60,977
Restricted money market investments	469	469
Property and equipment, net	7,999	8,311
Capitalized software and other intangible assets, net	122	143
Total long term assets	69,495	69,900

Total assets	$123,603	$121,136

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,380	$2,077
Accrued salaries	1,319	1,163
Dividends payable	2,103	2,104
Accrued taxes on income	942	-
Loan obligation-short term	2,331	2,331
Operating lease obligation-short term	1,087	1,087
Unearned revenue	18,202	19,162
Total current liabilities	27,364	27,924

Long term liabilities:
Unearned revenue	5,111	5,926
Operating lease obligation-long term	7,114	7,368
Deferred income taxes	13,374	12,905
Total long term liabilities	25,599	26,199
Total liabilities	52,963	54,123

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	76,296	72,502
Treasury stock, at cost (442,239 shares and 436,830 shares, respectively)	(7,646)	(7,483)
Accumulated other comprehensive income, net of tax	(1)	3
Total shareholders' equity	70,640	67,013

Total liabilities and shareholders' equity	$123,603	$121,136

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended
	July 31,
	2021	2020

Revenues:
Investment periodicals and related publications	$6,947	$7,092
Copyright fees	3,219	3,236
Total publishing revenues	10,166	10,328

Expenses:
Advertising and promotion	1,047	1,055
Salaries and employee benefits	4,657	4,508
Production and distribution	1,216	1,273
Office and administration	981	1,266
Total expenses	7,901	8,102
Income from operations	2,265	2,226

Revenues and profits interests in EAM Trust	4,805	3,644
Investment gains	394	1,171
Income before income taxes	7,464	7,041
Income tax provision	1,567	1,767
Net income	$5,897	$5,274

Earnings per share, basic & fully diluted	$0.62	$0.55

Weighted average number of common shares	9,559,992	9,616,721

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2021	2020

Net income	$5,897	$5,274

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on Fixed Income securities, net of tax	(4)	(37)
Other comprehensive income/(loss)	(4)	(37)
Comprehensive income	$5,893	$5,237

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2021	2020
Cash flows from operating activities:
Net income	$5,897	$5,274

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333	314
Investment (gains)/losses	(198)	(995)
Non-voting revenues interest in EAM Trust	(4,149)	(3,280)
Non-voting profits interest in EAM Trust	(656)	(364)
Distributions received from EAM Trust	4,877	3,065
Deferred income taxes	(168)	100
Deferred rent	(254)	(234)
Changes in operating assets and liabilities:
Unearned revenue	(1,775)	(1,394)
Accounts payable & accrued expenses	(697)	(566)
Accrued salaries	156	(86)
Accrued taxes on income	1,580	725
Prepaid and refundable income taxes	76	-
Prepaid expenses and other current assets	95	8
Accounts receivable	2,518	2,859
Total adjustments	1,738	152
Net cash provided by operating activities	7,635	5,426

Cash flows from investing activities:
Proceeds from sales of equity securities	34	4,637
Purchase of equity securities	(1,536)	(6,127)
Purchases of fixed income securities classified as available-for-sale	(498)	(2,496)
Proceeds from sales of fixed income securities classified as available-for-sale	2,496	3,464
Acquisition of property and equipment	-	(7)
Expenditures for capitalized software	-	(82)
Net cash provided by/(used in) investing activities	496	(611)

Cash flows from financing activities:
Purchase of treasury stock at cost	(163)	-
Receivable from clearing broker	-	608
Payable to clearing broker	-	(588)
Dividends paid	(2,104)	(2,020)
Net cash used in financing activities	(2,267)	(2,000)
Net change in cash and cash equivalents	5,864	2,815
Cash, cash equivalents and restricted cash at beginning of period	19,640	5,423
Cash, cash equivalents and restricted cash at end of period	$25,504	$8,238

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2021
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2021	10,000,000	$1,000	$991	(436,830)	$(7,483)	$72,502	$3	$67,013

Net income						5,897		5,897
Change in unrealized gains on Fixed Income securities, net of taxes							(4)	(4)
Purchase of treasury stock				(5,409)	(163)			(163)
Dividends declared						(2,103)		(2,103)
Balance at July 31, 2021	10,000,000	$1,000	$991	(442,239)	$(7,646)	$76,296	$(1)	$70,640

Dividends declared per common share were $0.22 for the three months ending July 31, 2021.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2020
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$57,374	$131	$53,539

Net income						5,274		5,274
Change in unrealized gains on Fixed Income securities, net of taxes							(37)	(37)
Dividends declared						(2,020)		(2,020)
Balance at July 31, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$60,628	$94	$56,756

Dividends declared per common share were $0.21 for the three months ending July 31, 2020.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2021

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

The Consolidated Condensed Balance Sheets as of July 31, 2021 and April 30, 2021, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021 filed with the SEC on July 29, 2021    (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2021
(Unaudited)

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a "non-voting revenues interest" and a "non-voting profits interest" in EAM as defined in the EAM Trust Agreement.  The non-voting revenues interest entitles the Company to receive a range of 41% to 55% of EAM’s adjusted gross revenues, excluding EULAV Securities' distribution revenues (“Revenues Interest”).  The non-voting profits interest entitles the Company to receive 50% of EAM's profits, subject to certain limited adjustments as defined in the EAM Trust Agreement (“Profits Interest”).  The Revenues Interest and at least 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line.  The Company's Revenues Interest in EAM excludes participation in the service and distribution fees of EAM's subsidiary EULAV Securities.  The Company reflects its non-voting revenues and non-voting profits interests in EAM as non-operating income under the equity method of accounting.  Although the Company does not have control over the operating and financial policies of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM's revenues and profits.

Valuation of Securities:

The Company's securities classified as cash equivalents, equity securities and available-for-sale fixed income securities consist of shares of money market funds that invest primarily in short-term U.S. Government securities and investments in equities including ETFs and are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC 820.  The securities classified as equity securities reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses are recorded in the Consolidated Condensed Statements of Income per FASB Accounting Standards Update No. 2016-01 ("ASU 2016-01").  The securities classified as available-for-sale  fixed income securities reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders' equity. Investment gains and losses on sales of the equity securities are the difference between proceeds from sales and the fair value of the equity securities sold at the beginning of the period or the purchase date, if later.  Investment gains and losses on sales of the available-for-sale fixed income securities are the difference between proceeds from sales and the cost of the securities.  Investment gains and losses on sales of the securities are recorded in earnings as of the trade date and are determined on the identified cost method.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24,382	$-	$-	$24,382
Equity securities	25,282	-	-	25,282
Available-for-sale fixed income securities	597	-	-	597
	$50,261	$-	$-	$50,261

	As of April 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,209	$-	$-	$18,209
Equity securities	23,582	-	-	23,582
Available-for-sale fixed income securities	2,600	-	-	2,600
	$44,391	$-	$-	$44,391

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2021
(Unaudited)

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2021 and April 30, 2021, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of July 31, 2021, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2021 and April 30, 2021, cash equivalents included $24,382,000 and $18,209,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

Equity Securities:

Equity securities on the Consolidated Condensed Balance Sheets, consist of ETFs held for dividend yield that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.

As of July 31, 2021 and April 30, 2021, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total $20,609,000 and $19,105,000, respectively, and the fair value was $25,282,000 and $23,582,000, respectively.

Proceeds from sales of equity securities during the three months ended July 31, 2021 and July 31, 2020, were $34,000 and $4,637,000, respectively.

The carrying value and fair value of equity securities at July 31, 2021 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$20,609	$4,793	$(120)	$25,282

The carrying value and fair value of equity securities at April 30, 2021 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$19,105	$4,532	$(55)	$23,582

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2021
(Unaudited)

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2021 and July 31, 2020, were $2,496,000 and $3,464,000, respectively.  As of July, 2021, Accumulated Other Comprehensive Income included unrealized  losses of $500, net of deferred tax benefit of $100.  As of April 30, 2021, Accumulated Other Comprehensive Income included unrealized  gains of $4,000, net of deferred taxes of $1,000.

The aggregate cost and fair value at July 31, 2021 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$597	$-	$597
Total investment in government debt securities	$597	$-	$597

The increase in gross unrealized  losses of $4,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $1,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of July 31, 2021.

The aggregate cost and fair value at April 30, 2021 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Fair Value
Maturity
Due within 1 year	$2,596	$4	$2,600
Total investment in government debt securities	$2,596	$4	$2,600

The decrease in gross unrealized  gains of $173,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $45,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of April 30, 2021.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2021 and April 30, 2021 was 0.32% and 1.4%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2021	2020
Dividend income	$196	$121
Interest income	1	56
Investment gains recognized on sales of equity securities during the period	-	300
Unrealized gains recognized on equity securities held at the end of the period	198	695
Other	(1)	(1)
Total investment gains/(losses)	$394	$1,171

Taxable realized gains on equity securities sold during fiscal years 2022 and 2021, which are generally the difference between the proceeds from sales and our original cost, were gains of $2,000 in fiscal 2022 and gains of $783,000 in fiscal 2021.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of July 31, 2021 and April 30, 2021, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $60,905,000 and $60,977,000, respectively.

The value of VLI’s investment in EAM at July 31, 2021 and April 30, 2021 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2021
(Unaudited)

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements.  EAM did not record any impairment losses for its assets during the fiscal years 2022 or 2021.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2021	2020
Investment management fees earned from the Value Line Funds, net of waivers shown below	$7,757	$6,310
12b-1 fees and other fees, net of waivers shown below	$2,454	$2,301
Other income	$72	$110
Investment management fee waivers and reimbursements	$107	$43
12b-1 fee waivers	$171	$157
Value Line’s non-voting revenues interest	$4,149	$3,280
EAM's net income (1)	$1,312	$728

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2021	2021
	(unaudited)
EAM's total assets	$64,048	$64,197
EAM's total liabilities (1)	(7,085)	(6,870)
EAM's total equity	$56,963	$57,327

(1) At July 31, 2021 and April 30, 2021, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $4,739,000 and $4,664,000, respectively.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2021
(Unaudited)

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2021 (unaudited)	$64,048	$60,905	$-	$60,905
As of April 30, 2021	$64,197	$60,977	$-	$60,977

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

	Three Months Ended July 31,
($ in thousands)	2021	2020
Cash and cash equivalents	$25,035	$7,769
Restricted cash	469	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$25,504	$8,238

Income Tax Payments:

The Company made income tax payments as follows:

	Three Months Ended July 31,
($ in thousands)	2021	2020
State and local income tax payments	$5	$243
Federal income tax payments to the Parent	-	700

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the three months ended July 31, 2021 and July 31, 2020, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $188,000 each year in both fiscal 2022 and fiscal 2021.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2021 and July 31, 2020 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2021 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized losses on available-for-sale fixed income securities	$(4)	$-	$(4)
	$(4)	$-	$(4)

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2020 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$(49)	$12	$(37)
	$(49)	$12	$(37)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2021
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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2021, were $5.0 billion, 16.0% above total assets of $4.3 billion in the Value Line Funds managed and/or distributed  by EAM at July 31, 2020.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2022 was 53.51%.

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

	Three Months Ended July 31,
($ in thousands)	2021	2020
Non-voting revenues interest in EAM	$4,149	$3,280
Non-voting profits interest in EAM	656	364
	$4,805	$3,644

At July 31, 2021, the Company's investment in EAM includes a receivable of $4,739,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That amount was subsequently paid to the Company.

Transactions with Parent:

During the three months ended July 31, 2021 and July 31, 2020, the Company was reimbursed $64,000 and $95,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2021 and April 30, 2021.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  The Company did not make federal tax payments to the Parent  during the three months ended July 31, 2021.  The Company made federal tax payments of $700,000 to the Parent during the three months ended July 31, 2020.

As of July 31, 2021, the Parent owned 90.33% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2021	2020
Current tax expense:
Federal	$1,466	$1,313
State and local	269	353
Current tax expense	1,735	1,666
Deferred tax expense (benefit):
Federal	41	89
State and local	(209)	12
Deferred tax expense (benefit):	(168)	101
Income tax provision	$1,567	$1,767

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2021
(Unaudited)

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2021 and July 31, 2020 were 20.99% and 25.10%, respectively.  The decrease in the effective tax rate during three months ended July 31, 2021 as compared to July 31, 2020, is primarily a result of a decrease in the state and local income taxes from 4.35% to .32% as a result of changes in state and local income tax allocations, such as the effect of the reduction in the New York State and New York City tax allocation factors, on deferred taxes in fiscal 2022.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2021	2021
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,670	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	98	108
Unrealized gain on equity securities	981	941
Right of Use Asset	(198)	(196)
Deferred charges	(187)	(186)
Other	(110)	(218)
Total federal tax liability	10,882	10,746

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,798	1,807
Deferred non-cash post-employment compensation	(61)	(63)
Depreciation and amortization	17	18
Unrealized gain on equity securities	121	159
Other	617	238
Total state and local tax liabilities	2,492	2,159
Deferred tax liability, long-term	$13,374	$12,905

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2021	2020
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	0.32%	4.35%
Effect of dividends received deductions	(0.38)%	(0.26)%
Other, net	0.05%	0.01%
Effective income tax rate	20.99%	25.10%

The Company believes that, as of July 31, 2021, there were no material uncertain tax positions that would require disclosure under GAAP.

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
July 31, 2021
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

	July 31,	April 30,
($ in thousands)	2021	2021

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	7,257	7,522
Furniture and equipment	4,080	4,080
	12,350	12,615
Accumulated depreciation and amortization	(4,351)	(4,304)
Total property and equipment, net	$7,999	$8,311

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use".  SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the three months ended July 31, 2021 and July 31, 2020, were $21,000 and $13,000, respectively.

During the three months ended July 31, 2021, the Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use.  The Company, capitalized  $82,000 third party programmers' costs, during the three months ended July 31, 2020.  The Company  did not incur and did not capitalize expenditures related to the development of software for internal use during the three months ended July 31, 2020.

Note 11 - Treasury Stock and Repurchase Program:

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2021	436,830	$7,483	$17.13	$474
Purchases effected in open market during the months ended:
May 31, 2021	1,339	39	29.30	435
June 30, 2021	3,963	120	30.29	315
July 31, 2021	107	4	31.34	2,000
Balance as of July 31, 2021	442,239	$7,646	$17.29	$2,000

Note 12 - Lease Commitments:

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2021
(Unaudited)

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of July 31, 2021, the Company had a long-term lease asset of $7,257,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $375,000 in lease expenses in both fiscal years 2022 and 2021 during the three months ended July 31, 2021 and July 31, 2020, respectively.

For the three months ended July 31, 2021, the Company paid $364,000 in rent relating to the leases. As a payment arising from an operating lease, the $364,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated  Condensed Balance Sheet as of July 31, 2021:

Fiscal years ended April 30,	($ in thousands)
2022*	$1,142
2023	1,597
2024	1,634
2025	1,428
2026	1,461
Thereafter	2,375
Total undiscounted future minimum lease payments	9,637
Less: difference between undiscounted lease payments & the present value of future lease payments	1,436
Total operating lease liabilities	$8,201

* Excludes the three months ended July 31, 2021

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2021, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  Effective October 3, 2021, the LOC and restricted cash  will be reduced to $305,000 according to the lease agreement.

Note 14 - Concentration:

During the  three months ended July 31, 2021, 31.7% of total publishing revenues of $10,166,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2021 and July 31, 2020, the Company had $3,462,000 and $1,935,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness  of the counter parties.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2021
(Unaudited)

Note 16 - Paycheck Protection Program Loan:

Shortly after declaration of the COVID-19 pandemic and "lockdowns" of numerous non-essential businesses, the Company in April of 2020 executed a note and received a loan (the "PPP Loan") from JP Morgan Chase Bank under the Paycheck Protection Program ("PPP") which was established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the U.S. Small Business Administration ("SBA").  In April 2020, the Company received the PPP Loan of $2,331,365.  The proceeds from the PPP Loan were used in accordance with the terms of the CARES Act program, as described further below.

The term of the PPP Loan is two years.  The interest rate on the PPP Loan is 1.00%.  Payments of principal and interest are deferred until ten months after the loan covered period (twenty-four weeks after receipt of the loan).  Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.  The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note.  The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under such PPP Loan, collection of all amounts owing from the respective Borrower, filing suit and obtaining judgment against the respective Borrower.

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

The Company has been informed that its lender under the PPP authorization reviewed an application for full forgiveness of the PPP loan and submitted it for SBA review in August 2021. The application is pending.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

In this report, “Value Line,” “we,” “us,” “our” refers to Value Line, Inc. and “the Company” refers to Value Line and its subsidiaries unless the context otherwise requires.

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Actual results for the Company may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	maintaining revenue from subscriptions for the Company’s digital and print published products;
●	changes in investment trends and economic conditions, including global financial issues;
●	protecting intellectual property rights in Company methods and trademarks;
●

dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”), which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;

●	fluctuations in EAM’s and third party copyright assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	generating future revenues or collection of receivables from significant customers;
●	dependence on key executive and specialist personnel;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	terrorist attacks, cyber attacks and natural disasters;
●

the coronavirus pandemic, which has drastically affected markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;

●	other possible epidemics;
●	changes in prices of materials and other inputs and services, such as freight and postage, required by the Company;
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2021; and other risks and uncertainties arising from time to time.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors which may involve external factors over which we may have no control or changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion, could also have material adverse effects on future results. Except as otherwise required by applicable law, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking information contained herein.

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

Business Environment

The nation's economy, which had suffered the most severe business downturn since the Great Depression of the 1930s, during the first half of 2020, as the COVID-19 pandemic raced across the globe, recovered strongly in the recent year's final six months and then continued to press ahead in the initial two quarters of this year.

In all, the economic expansion is proceeding at a stellar pace so far this year, with U.S. GDP gaining 6.3% and 6.6%, respectively, in the first and second quarters. Underpinning these back-to-back impressive interim performances were increases in consumer expenditures, nonresidential fixed investment, and exports, the reopening of earlier shuttered establishments, and continuing government assistance payments in the form of loans and grants.

Looking ahead, we see growth continuing, albeit perhaps at a somewhat more restrained pace, in the homestretch of this year, as rising COVID-19 infection rates, the gradual tapering of Federal Reserve asset purchases, and other monetary support measures likely lead to a more subdued pace of improvement. All told, GDP growth could average 5%, or slightly more in the third and fourth quarters.

All in all, this is a rather supportive backdrop for equities, with the largest risks being a series of missteps by the Federal Reserve or serious turmoil on the global front, where the situation in Afghanistan has deteriorated notably in recent weeks.

Results of Operations for the Three Months Ended July 31, 2021 and July 31, 2020

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2021	2020	Change
Income from operations	$2,265	$2,226	1.8%
Non-voting revenues and non-voting profits interests from EAM Trust	4,805	3,644	31.9%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$7,070	$5,870	20.4%
Operating expenses	$7,901	$8,102	-2.5%
Investment gains	$394	$1,171	-66.4%
Income before income taxes	$7,464	$7,041	6.0%
Net income	$5,897	$5,274	11.8%
Earnings per share	$0.62	$0.55	12.7%

During the three months ended July 31, 2021, the Company’s net income of $5,897,000, or $0.62 per share, was 11.8% above net income of $5,274,000, or $0.55 per share, for the three months ended July 31, 2020. During the three months ended July 31, 2021, the Company’s income from operations of $2,265,000 was 1.8% above income from operations of $2,226,000 during the three months ended July 31, 2020. For the three months ended July 31, 2021, operating expenses decreased 2.5% below those during the three months ended July 31, 2020. The largest factor in the increase in net income during the three months ended July 31, 2021, compared to the prior fiscal year, was an increase from revenues and profits interests in EAM Trust and well controlled expenses including state taxes on income.

During the three months ended July 31, 2021, there were 9,559,992 average common shares outstanding as compared to 9,616,721 average common shares outstanding during the three months ended July 31, 2020.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2021	2020	Change
Investment periodicals and related publications:
Print	$2,986	$3,194	-6.5%
Digital	3,961	3,898	1.6%
Total investment periodicals and related publications	6,947	7,092	-2.0%
Copyright fees	3,219	3,236	-0.5%
Total publishing revenues	$10,166	$10,328	-1.6%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended July 31,
	2021		2020
	Print	Digital	Print	Digital
New Sales	16.44%	16.74%	17.07%	14.79%
Renewal Sales	83.56%	83.26%	82.93%	85.21%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2021 new sales of print publications decreased as a percent of the total gross print sales versus the prior fiscal year. During the three months ended July 31, 2021 new sales of digital publications increased as a percent of the total gross digital sales versus the prior fiscal year as customer migration to digital services continues gradually.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2021	2021	2020	July-21 vs. Apr-21	July-21 vs. July-20
Unearned subscription revenue (current and long-term liabilities)	$23,313	$25,088	$23,344	-7.1%	-0.1%

Unearned subscription revenue as of July 31, 2021 is comparable to July 31, 2020 and is 7.1% below April 30, 2021. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $6,947,000 (excluding copyright fees) during the three months ended July 31, 2021, were 2.0% below publishing revenues in the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at July 31, 2021, was 3.6% above total product line circulation at July 31, 2020. During the three months ended July 31, 2021, Institutional Sales department generated total sales orders of $2,424,000 and the retail telemarketing sales team generated total sales orders of $1,804,000.

Total print circulation at July 31, 2021 was 3.2% above the total print circulation at July 31, 2020. Print publication revenues of $2,986,000 decreased 6.5% below the prior fiscal year. Total digital circulation at July 31, 2021 was 4.2% above total digital circulation at July 31, 2020. Digital revenues of $3,961,000 were up 1.6% as compared to the prior fiscal year.

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

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended July 31, 2021, the combined Ranking System “Rank 1 & 2” stocks’ increase of 16.2% outperformed the Russell 2000 Index’s increase of 7.4% during the comparable period. During the twelve month period ended July 31, 2021, the combined Ranking System “Rank 1 & 2” stocks’ increase of 32.1% underperformed the Russell 2000 Index’s increase of 50.4% during the comparable period.

Copyright fees

During the three months ended July 31, 2021, copyright fees of $3,219,000 were 0.5% below those during the corresponding period in the prior fiscal year. The Company negotiated in fiscal 2020 with the sponsor of the largest exchange traded fund (“ETF”) in the program, the restructuring of the Company’s asset based fees and overall fees of the ETF in light of the competitive market.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2021, were $5.0 billion, which is $700 million, or 16.0%, above total assets of $4.3 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2020. The increase reflects successful investment selection capturing market appreciation and positive net flows for the Value Line Funds, partially offset by net redemptions in nine of the ten Funds during the twelve month period ended July 31, 2021.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are only distributed within certain variable annuity and variable life insurance contracts offered by Guardian Insurance & Annuity Company (“GIAC”).

Value Line Mutual Funds

	As of July 31,
($ in millions)	2021	2020	Change
Variable annuity assets (GIAC)	$448	$410	9.3%
All other open end equity and hybrid fund assets	4,455	3,800	17.2%
Total equity and hybrid funds	4,903	4,210	16.5%
Fixed income funds	101	106	-4.7%
Total EAM managed net assets	$5,004	$4,316	15.9%

As of July 31, 2021 four of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. The Advisor/Independent Broker Dealer channel has successfully become the largest channel for sales and distribution of The Value Line Funds. This is a growing channel as EAM continues to add more advisers each year.

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the three months ended July 31, 2021, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $7,757,000, 12b-1 fees and other fees of $2,454,000 and other net income of $72,000. For the same period, total investment management fee waivers were $107,000 and 12b-1 fee waivers for three Value Line Funds were $171,000. During the three months ended July 31, 2021, EAM's net income was $1,312,000 after giving effect to Value Line’s non-voting revenues interest of $4,149,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The gross fees and net income of EAM’s investment management operations during the three months ended July 31, 2020, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $6,310,000, 12b-1 fees and other fees of $2,301,000 and other income of $110,000. For the same period, total investment management fee waivers were $43,000 and 12b-1 fee waivers for three Value Line Funds were $157,000. During the three months ended July 31, 2020, EAM's net income was $728,000 after giving effect to Value Line’s non-voting revenues interest of $3,280,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of July 31, 2021 and July 31, 2020, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 89.0%, variable annuity funds issued by GIAC represent 9.0%, and fixed income fund assets represent 2.0%, respectively, of total fund assets under management (“AUM”) as of July 31, 2021. At July 31, 2021, equity, hybrid and GIAC variable annuities AUM increased by 16.5% and fixed income AUM decreased by 4.7% as compared to the prior fiscal year.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2022, that is, the fiscal quarter ended July 31, 2021, was 53.51%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2021	2020	Change
Non-voting revenues interest	$4,149	$3,280	26.5%
Non-voting profits interest	656	364	80.2%
	$4,805	$3,644	31.9%

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2021	2020	Change
Advertising and promotion	$1,047	$1,055	-0.8%
Salaries and employee benefits	4,657	4,508	3.3%
Production and distribution	1,216	1,273	-4.5%
Office and administration	981	1,266	-22.5%
Total expenses	$7,901	$8,102	-2.5%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Advertising and promotion

During the three months ended July 31, 2021, advertising and promotion expenses of $1,047,000 decreased 0.8% as compared to the prior fiscal year, primarily due to a decrease in direct mail campaigns costs partially offset by an 8.7% increase in media advertising expenses and institutional sales commissions.

Salaries and employee benefits

During the three months ended July 31, 2021, salaries and employee benefits of $4,657,000 increased 3.3% above the prior fiscal year, primarily due to an increases in Research department compensation.

Production and distribution

During the three months ended July 31, 2021, production and distribution expenses of $1,216,000 decreased 4.5% below the prior fiscal year. The decrease in the cost of service mailers and distribution in fiscal 2022 was the primary reason for the decline in expenses.

Office and administration

During the three months ended July 31, 2021, office and administrative expenses of $981,000 decreased 22.5% below the prior fiscal year, primarily due to a favorable settlement of a disputed fee with a contractor.

Concentration

During the three months ended July 31, 2021, 31.7% of total publishing revenues of $10,166,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended July 31,
($ in thousands)	2021	2020	Change
Dividend income	$196	$121	62.0%
Interest income	1	56	-98.0%
Investment gains recognized on sale of equity securities during the period	-	300	-100%
Unrealized gains recognized on equity securities held at the end of the period	198	695	-71.5%
Other	(1)	(1)	0%
Total investment gains/(losses)	$394	$1,171	-66.4%

During the three months ended July 31, 2021, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2022, were $394,000. During the three months ended July 31, 2020, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2021, were $1,171,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2021 and July 31, 2020, were $2,496,000 and $3,464,000, respectively. Proceeds from the sales of equity securities during the three months ended July 31, 2021 and July 31, 2020 were $34,000 and $4,637,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2021 and July 31, 2020, were 20.99% and 25.10%, respectively. The decrease in the effective tax rate during the three months ended July 31, 2021 is primarily a result of a decrease in the state and local income taxes from 4.35% to 0.32% as a result of changes in state and local income tax allocations, such as the effect of the reduction in the New York State and New York City tax allocation factors on deferred taxes in fiscal 2022. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $26,744,000 as of July 31, 2021 and $23,312,000 as of April 30, 2021. These amounts include short-term unearned revenue of $18,202,000 and $19,162,000 reflected in total current liabilities at July 31, 2021 and April 30, 2021, respectively. Cash and short-term securities were $50,914,000 and $45,353,000 as of July 31, 2021 and April 30, 2021, respectively.

The Company’s cash and cash equivalents include $24,382,000 and $18,209,000 at July 31, 2021 and April 30, 2021, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $7,635,000 during the three months ended July 31, 2021, compared to cash inflows from operations of $5,426,000 during the three months ended July 31, 2020, respectively. The increase in cash flows from fiscal 2021 to fiscal 2022 is primarily attributable to higher net income and an increase in cash receipts from EAM.

Cash from investing activities

The Company had cash inflows from investing activities of $496,000 during the three months ended July 31, 2021, compared to cash outflows from investing activities of $611,000 for the three months ended July 31, 2020, respectively. Cash outflows for the three months ended July 31, 2021, were lower than in fiscal 2021 primarily due to the Company’s decision not to reinvest proceeds in fixed income securities in fiscal 2022.

Cash from financing activities

During the three months ended July 31, 2021, the Company’s cash outflows from financing activities were $2,267,000, compared to cash outflows from financing activities of $2,000,000 for the three months ended July 31, 2020. Cash outflows for financing activities included $163,000 for the repurchase of 5,409 shares of the Company’s common stock under the April 2020 board approved common stock repurchase programs, during the three months ended July 31, 2021. The share repurchase program was renewed by the board on July 16, 2021 with an authorization to purchase up to $2,000,000 of the Company’s common stock with no set price limit and no expiration date. There were no repurchases of the Company’s common stock during the fiscal quarter ended July 31, 2020. Quarterly dividend payments of $0.22 per share during fiscal 2022 aggregated $2,104,000. Quarterly regular dividend payments of $0.21 per share during fiscal 2021 aggregated $2,020,000.

At July 31, 2021 there were 9,557,761 common shares outstanding as compared to 9,616,721 common shares outstanding at July 31, 2020. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA loan and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any additional borrowings during the next twelve months. As of July 31, 2021, retained earnings and liquid assets were $76,296,000 and $50,914,000, respectively. As of April 30, 2021, retained earnings and liquid assets were $72,502,000 and $45,353,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Critical Accounting Estimates and Policies

The Company prepares its Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles as in effect in the United States (U.S. “GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent, and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our disclosures of critical accounting policies are reported in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2021.

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

Fixed income securities consist of bank certificates of deposits and securities issued by federal, state and local governments within the United States. As of July 31, 2021 both the aggregate cost and fair value of fixed income securities classified as available-for-sale were $597,000. As of April 30, 2021 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $2,596,000 and $2,600,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)
		(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease
As of July 31, 2021
Investments in securities with fixed maturities	$597	n/a	n/a	n/a	n/a

As of April 30, 2021
Investments in securities with fixed maturities	$2,600	n/a	n/a	n/a	n/a

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

As of July 31, 2021 and April 30, 2021, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total $2,609,000 and $19,105,000, respectively, and the fair value was $25,282,000 and $23,582,000, respectively.

Equity Securities

($ in thousands)		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of July 31, 2021	Equity Securities and ETFs held for dividend yield	$25,282	30% increase	$32,867	7.95%
			30% decrease	$17,697	-7.95%

Equity Securities

($ in thousands)		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of April 30, 2021	Equity Securities and ETFs held for dividend yield	$23,582	30% increase	$30,657	7.81%
			30% decrease	$16,507	-7.81%

Item 4. CONTROLS AND PROCEDURES

(a)

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021 filed with the SEC on July 29, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2021. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2021	1,339	$29.30	1,339	$435,000
June 1 - 30, 2021	3,963	30.29	3,963	315,000
July 1 - 31, 2021	107	31.34	107	2,000,000
Total	5,409	$17.29	5,409	$2,000,000

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Principal Executive Officer/Principal Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL (including Exhibit 101).

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

Date: September 13, 2021