Form 10-Q
period 2021-10-31
VALUE LINE INC
filed 2021-12-13
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2021
Common stock, $0.10 par value per share	9,537,600 shares

VALUE LINE INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	October 31,	April 30,
	2021	2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $24,459 and $18,209, respectively)	$24,958	$19,171
Equity securities	26,685	23,582
Available-for-sale Fixed Income securities	597	2,600
Accounts receivable, net of allowance for doubtful accounts of $38 and $36, respectively	1,595	3,985
Prepaid and refundable income taxes	365	616
Prepaid expenses and other current assets	1,178	1,282
Total current assets	55,378	51,236

Long term assets:
Investment in EAM Trust	61,058	60,977
Restricted money market investments	469	469
Property and equipment, net	7,684	8,311
Capitalized software and other intangible assets, net	101	143
Total long term assets	69,312	69,900

Total assets	$124,690	$121,136

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$997	$2,077
Accrued salaries	1,146	1,163
Dividends payable	2,100	2,104
Accrued taxes on income	103	-
Loan obligation-short term	-	2,331
Operating lease obligation-short term	1,181	1,087
Unearned revenue	17,453	19,162
Total current liabilities	22,980	27,924

Long term liabilities:
Unearned revenue	5,147	5,926
Operating lease obligation-long term	6,763	7,368
Deferred income taxes	13,110	12,905
Total long term liabilities	25,020	26,199
Total liabilities	48,000	54,123

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	82,700	72,502
Treasury stock, at cost (453,419 shares and 436,830 shares, respectively)	(8,000)	(7,483)
Accumulated other comprehensive income, net of tax	(1)	3
Total shareholders' equity	76,690	67,013

Total liabilities and shareholders' equity	$124,690	$121,136

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

Revenues:
Investment periodicals and related publications	$6,635	$6,901	$13,582	$13,993
Copyright fees	3,338	3,309	6,557	6,545
Total publishing revenues	9,973	10,210	20,139	20,538

Expenses:
Advertising and promotion	676	817	1,723	1,872
Salaries and employee benefits	4,303	4,554	8,960	9,062
Production and distribution	1,311	1,392	2,527	2,665
Office and administration	946	1,259	1,927	2,525
Total expenses	7,236	8,022	15,137	16,124
Income from operations	2,737	2,188	5,002	4,414

Gain on forgiveness of PPP loan (see note 16)	2,331	-	2,331	-

Revenues and profits interests in EAM Trust	4,892	4,214	9,697	7,858
Investment gains	368	138	762	1,308
Income before income taxes	10,328	6,540	17,792	13,580
Income tax provision	1,824	1,621	3,391	3,387
Net income	$8,504	$4,919	$14,401	$10,193

Earnings per share, basic & fully diluted	$0.89	$0.51	$1.51	$1.06

Weighted average number of common shares	9,554,673	9,608,792	9,557,333	9,612,756

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

Net income	$8,504	$4,919	$14,401	$10,193

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on fixed income securities, net of taxes	-	(9)	(4)	(46)
Other comprehensive income/(loss)	-	(9)	(4)	(46)
Comprehensive income	$8,504	$4,910	$14,397	$10,147

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended
	October 31,
	2021	2020
Cash flows from operating activities:
Net income	$14,401	$10,193

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669	638
Investment (gains)/losses	(356)	(952)
Non-voting revenues interest in EAM Trust	(8,412)	(7,009)
Non-voting profits interest in EAM Trust	(1,285)	(849)
Distributions received from EAM Trust	9,616	6,672
Gain on forgiveness of PPP loan (see note 16)	(2,331)	-
Deferred income taxes	(225)	26
Deferred rent obligation	(511)	(470)
Changes in operating assets and liabilities:
Unearned revenue	(2,488)	(1,949)
Accounts payable & accrued expenses	(1,080)	(304)
Accrued salaries	(17)	(127)
Accrued taxes on income	534	(1,151)
Prepaid and refundable income taxes	251	-
Prepaid expenses and other current assets	104	112
Accounts receivable	2,390	2,838
Total adjustments	(3,141)	(2,525)
Net cash provided by operating activities	11,260	7,668

Cash flows from investing activities:

Purchases of equity securities	(3,434)	(7,636)
Purchases of fixed income securities classified as available for sale	(498)	(2,496)
Proceeds from sales of equity securities	687	5,529
Proceeds from sales of fixed income securities classified as available for sale	2,496	5,214
Acquisition of property and equipment	-	(21)
Expenditures for capitalized software	-	(82)
Net cash provided by/(used in) investing activities	(749)	508

Cash flows from financing activities:
Purchase of treasury stock at cost	(517)	(422)
Receivable from clearing broker	-	608
Payable to clearing broker	-	(588)
Dividends paid	(4,207)	(4,039)
Net cash used in financing activities	(4,724)	(4,441)
Net change in cash and cash equivalents	5,787	3,735
Cash, cash equivalents and restricted cash at beginning of period	19,640	5,423
Cash, cash equivalents and restricted cash at end of period	$25,427	$9,158

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Six Months Ended October 31, 2021
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2021	10,000,000	$1,000	$991	(436,830)	$(7,483)	$72,502	$3	$67,013

Net income						14,401		14,401
Change in unrealized gains on Fixed Income securities, net of taxes							(4)	(4)
Purchase of treasury stock				(16,589)	(517)			(517)
Dividends declared						(4,203)		(4,203)
Balance at October 31, 2021	10,000,000	$1,000	$991	(453,419)	$(8,000)	$82,700	$(1)	$76,690

Dividends declared per common share were $0.44 for the six months ending October 31, 2021.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Six Months Ended October 31, 2020
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$57,374	$131	$53,539

Net income						10,193		10,193
Change in unrealized gains on Fixed Income securities, net of taxes							(46)	(46)
Purchase of treasury stock				(15,670)	(422)			(422)
Dividends declared						(4,036)		(4,036)
Balance at October 31, 2020	10,000,000	$1,000	$991	(398,949)	$(6,379)	$63,531	$85	$59,228

Dividends declared per common share were $0.42 for the six months ending October 31, 2020.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2021
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

The Consolidated Condensed Balance Sheets as of October 31, 2021 and April 30, 2021, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021 filed with the SEC on July 29, 2021 (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
October 31, 2021
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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of October 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24,459	$-	$-	$24,459
Equity securities	26,685	-	-	26,685
Available-for-sale fixed income securities	597	-	-	597
	$51,741	$-	$-	$51,741

	As of April 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,209	$-	$-	$18,209
Equity securities	23,582	-	-	23,582
Available-for-sale fixed income securities	2,600	-	-	2,600
	$44,391	$-	$-	$44,391

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2021 and April 30, 2021, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2021
(Unaudited)

Advertising expenses:

The Company expenses advertising costs as incurred.

Income Taxes:

The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB's ASC.  Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Condensed  Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse.  The Company adopted the provisions of ASU 2015-17, Income taxes (Topic 740) and classifies all deferred taxes as long-term liabilities on the Consolidated Condensed Balance Sheets.

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2021, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2021 and April 30, 2021, cash equivalents included $24,459,000 and $18,209,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

As of October 31, 2021 and April 30, 2021, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total $21,887,000 and $19,105,000, respectively, and the fair value was $26,685,000 and $23,582,000, respectively.

Proceeds from sales of equity securities during the six months ended October 31, 2021 and October 31, 2020, were $687,000 and $5,529,000, respectively.

The carrying value and fair value of equity securities at October 31, 2021 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$21,887	$4,852	$(54)	$26,685

The carrying value and fair value of equity securities at April 30, 2021 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$19,105	$4,532	$(55)	$23,582

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2021
(Unaudited)

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2021 and October 31, 2020, were $2,496,000 and $5,214,000, respectively.  As of October 31, 2021, Accumulated Other Comprehensive Income included unrealized  losses of $727, net of deferred tax benefit of $153.  As of April 30, 2021, Accumulated Other Comprehensive Income included unrealized  gains of $4,000, net of deferred taxes of $1,000.

The aggregate cost and fair value at October 31, 2021 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Losses	Fair Value
Maturity
Due within 1 year	$598	$(1)	$597
Total investment in government debt securities	$598	$(1)	$597

The increase in gross unrealized  losses of $5,000 on fixed income securities classified as available-for-sale net of deferred tax benefit of $1,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of October 31, 2021.

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

The average yield on the Government debt securities classified as available-for-sale at October 31, 2021 and April 30, 2021 was 0.22% and 1.4%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2021	2020	2021	2020
Dividend income	$210	$137	$406	$258
Interest income	-	44	1	100
Investment gains/(losses) recognized on sales of equity securities during the period	$47	$144	47	444
Unrealized gains/(losses) recognized on equity securities held at the end of the period	$111	$(187)	309	508
Other	-	-	(1)	(2)
Total investment gains	$368	$138	$762	$1,308

Taxable realized gains on equity securities sold during fiscal years 2022 and 2021, which are generally the difference between the proceeds from sales and our original cost, were gains of $35,000 in fiscal 2022 and gains of $925,000 in fiscal 2021.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of October 31, 2021 and April 30, 2021, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $61,058,000 and $60,977,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2021
(Unaudited)

The value of VLI’s investment in EAM at October 31, 2021 and April 30, 2021 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands) (unaudited)	2021	2020	2021	2020
Investment management fees earned from the Value Line Funds, net of waivers shown below	$7,922	$7,181	$15,679	$13,491
12b-1 fees and other fees, net of waivers shown below	$2,487	$2,454	$4,941	$4,755
Other income	$47	$5	$119	$115
Investment management fee waivers and reimbursements	$111	$76	$218	$119
12b-1 fee waivers	$171	$165	$342	$322
Value Line’s non-voting revenues interest	$4,263	$3,729	$8,412	$7,009
EAM's net income (1)	$1,258	$970	$2,570	$1,698

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	October 31,	April 30,
($ in thousands)	2021	2021
	(unaudited)
EAM's total assets	$65,372	$64,197
EAM's total liabilities (1)	(8,260)	(6,870)
EAM's total equity	$57,112	$57,327

(1) At October 31, 2021 and April 30, 2021, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $4,830,000 and $4,664,000, respectively.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2021
(Unaudited)

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of October 31, 2021 (unaudited)	$65,372	$61,058	$-	$61,058
As of April 30, 2021	$64,197	$60,977	$-	$60,977

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

	Six Months Ended October 31,
($ in thousands)	2021	2020
Cash and cash equivalents	$24,958	$8,689
Restricted cash	469	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$25,427	$9,158

Income Tax Payments:

The Company made income tax payments as follows:

	Six Months Ended October 31,
($ in thousands)	2021	2020
State and local income tax payments	$206	$853
Federal income tax payments to the Parent	2,300	3,660

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the six months ended October 31, 2021 and October 31, 2020, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $328,000 and $375,000, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of October 31, 2021 and October 31, 2020 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2021 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized losses on available-for-sale fixed income securities	$(5)	$1	$(4)
	$(5)	$1	$(4)

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2020 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$(62)	$16	$(46)
	$(62)	$16	$(46)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2021
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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2021, were $5.0 billion, 12.5% above total assets of $4.5 billion in the Value Line Funds managed and/or distributed  by EAM at October 31, 2020.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the second quarter of fiscal 2022 was 53.87%.

EAM Trust - VLI's non-voting revenues and non-voting profits interests:

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business.  The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2021	2020	2021	2020
Non-voting revenues interest in EAM	$4,263	$3,729	$8,412	$7,009
Non-voting profits interest in EAM	629	485	1,285	849
	$4,892	$4,214	$9,697	$7,858

At October 31, 2021, the Company's investment in EAM includes a receivable of $4,830,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That amount was subsequently paid to the Company.

Transactions with Parent:

During the six months ended October 31, 2021 and October 31, 2020, the Company was reimbursed $175,000 and $206,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at October 31, 2021 and April 30, 2021.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  The Company made federal tax payments of $2,300,000 and $3,660,000 to the Parent during the six months ended October 31, 2021 and October 31, 2020, respectively.

As of October 31, 2021, the Parent owned 90.44% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2021	2020	2021	2020
Current tax expense:
Federal	$1,556	$1,351	$3,022	$2,664
State and local	325	344	594	697
Current tax expense	1,881	1,695	3,616	3,361
Deferred tax expense (benefit):
Federal	77	(59)	118	30
State and local	(134)	(15)	(343)	(4)
Deferred tax expense (benefit):	(57)	(74)	(225)	26
Income tax provision	$1,824	$1,621	$3,391	$3,387

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2021
(Unaudited)

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2021 and October 31, 2020 were 19.05% and 24.94%, respectively.  The decrease in the effective tax rate during six months ended October 31, 2021 as compared to October 31, 2020, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA (see note 16) and a decrease in the state and local income taxes from 4.22% to 1.11% as a result of changes in state and local income tax allocations, such as the effect of the reduction in the New York State and New York City tax allocation factors, on deferred taxes in fiscal 2022.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2021	2021
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,670	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	89	108
Unrealized gain on equity securities	1,008	941
Right of Use Asset	(201)	(196)
Deferred charges	(187)	(186)
Other	(119)	(218)
Total federal tax liability	10,888	10,746

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,783	1,807
Deferred non-cash post-employment compensation	(62)	(63)
Depreciation and amortization	15	18
Unrealized gain on equity securities	168	159
Other	318	238
Total state and local tax liabilities	2,222	2,159
Deferred tax liability, long-term	$13,110	$12,905

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six Months Ended October 31,
	2021	2020
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	1.11%	4.22%
Non-taxable SBA loan forgiveness	(2.75)%	-
Effect of dividends received deductions	(0.33)%	(0.28)%
Other, net	0.02%	-
Effective income tax rate	19.05%	24.94%

The Company believes that, as of October 31, 2021, there were no material uncertain tax positions that would require disclosure under GAAP.

The Company is included in the consolidated federal income tax return of the Parent.   It also files combined income tax returns with the Parent on a unitary basis in certain states.  The Company has a tax sharing agreement which requires it to make tax payments to the Parent equal to the Company's liability/(benefit) as if it filed a separate return.

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
October 31, 2021
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

	October 31,	April 30,
($ in thousands)	2021	2021

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	6,989	7,522
Furniture and equipment	4,080	4,080
	12,082	12,615
Accumulated depreciation and amortization	(4,398)	(4,304)
Total property and equipment, net	$7,684	$8,311

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use".  SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the six months ended October 31, 2021 and October 31, 2020, were $43,000 and $32,000, respectively.

During the six months ended October 31, 2021, the Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use.  The Company, capitalized  $82,000 third party programmers' costs, during the six months ended October 31, 2020.  The Company  did not incur and did not capitalize expenditures related to the development of software for internal use during the six months ended October 31, 2020.

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2021	436,830	$7,483	$17.13	$474
Purchases effected in open market during the quarters ended:
July 31, 2021	5,409	163	30.13	2,000
October 31, 2021	11,180	354	31.67	1,646
Balance as of October 31, 2021	453,419	$8,000	$17.64	$1,646

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
October 31, 2021
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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of October 31, 2021, the Company had a long-term lease asset of $6,763,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $750,000 in lease expenses in both fiscal years 2022 and 2021 during the six months ended October 31, 2021 and October 31, 2020, respectively.

For the six months ended October 31, 2021, the Company paid $727,000 in rent relating to the leases. As a payment arising from an operating lease, the $727,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated  Condensed Balance Sheet as of October 31, 2021:

Fiscal years ended April 30,	($ in thousands)
2022 *	$779
2023	1,597
2024	1,634
2025	1,428
2026	1,461
Thereafter	2,375
Total undiscounted future minimum lease payments	9,274
Less: difference between undiscounted lease payments & the present value of future lease payments	1,330
Total operating lease liabilities	$7,944

* Excludes the six months ended October 31, 2021

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at October 31, 2021, includes $469,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $469,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  The sublease agreement provided for the reduction of the LOC and restricted cash to $305,000 as of November 30, 2021.

Note 14 - Concentration:

During the  six months ended October 31, 2021, 32.6% of total publishing revenues of $20,139,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2021 and October 31, 2020, the Company had $1,574,000 and $2,072,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness  of the counter parties.

Note 16 - Paycheck Protection Program Loan:

Shortly after declaration of the COVID-19 pandemic and "lockdowns" of numerous non-essential businesses, the Company in April of 2020 executed a note and received a loan (the "PPP Loan") from JP Morgan Chase Bank under the Paycheck Protection Program ("PPP") which was established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and was administered by the U.S. Small Business Administration ("SBA").  The proceeds from the PPP Loan were used in accordance with the terms of the CARES Act program.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
October 31, 2021
(Unaudited)

Under the terms of the CARES Act, Borrowers could apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness is determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  The Company was granted total loan forgiveness of $2,331,365 by the SBA during the second quarter ended October 31, 2021.  Accrued interest was also forgiven.

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

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Actual results for the Company may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	maintaining revenue from subscriptions for the Company’s digital and print published products;

●	changes in investment trends and economic conditions, including global financial issues;

●	protecting intellectual property rights in Company methods and trademarks;

●	protecting confidential information including customer confidential or personal information that we may possess;

●

dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”), which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;

●	fluctuations in EAM’s and third party copyright assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;

●	possible changes in the valuation of EAM’s intangible assets from time to time;

●	generating future revenues or collection of receivables from significant customers;

●	dependence on key executive and specialist personnel;

●	risks associated with the outsourcing of certain functions, technical facilities, and operations, including in some instances outside the U.S.;

●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;

●	the impact of government regulation on the Company’s and EAM’s businesses;

●	availability of free or low cost investment data through discount brokers or generally over the internet;

●	terrorist attacks, cyber attacks and natural disasters;

●	insufficiency in our business continuity plans or systems in the event of anticipated or unpredictable disruption;

●

the coronavirus pandemic, which has drastically affected markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;

●	other possible epidemics;

●	changes in prices of materials and other inputs and services, such as freight and postage, required by the Company;

●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2021 and in Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended October 31, 2021; and other risks and uncertainties arising from time to time.

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

Business Environment

The nation's economy began the now-ending calendar year on a positive footing, and boosted by solid levels of consumer spending it grew by just over 6% during the opening six months of this year. However, COVID-19, never really out of the picture, intensified as a problem over the late summer, as the so-called Delta variant spread across the country, causing an upturn in infections. Business activity slowed, as a result.

In all, GDP rose by a pedestrian 2.1% in the third quarter, with growth being aided by gains in private inventory investment, personal consumption expenditures, and nonresidential building, but held back by decreases in residential construction. What did increase notably in the period was inflation, with pricing pressures lately showing few signs of abating. That reality is leading the Federal Reserve to tighten the monetary reins slightly, with some slowdown in the rate of bond purchases. It is quite likely the central bank will raise the federal funds interest rate sometime in 2022.

However, as the third quarter wound down, the economy seemed to get a second wind, and with better readings on the consumer and industrial fronts becoming apparent, our sense has been that GDP growth would move up into the 4%-5% range in the fourth quarter. Now, as we approach winter, a new challenge has arisen, with the appearance of the variant denominated Omicron. Should this strain or another prove as transmissible as now believed, it could become a depressant from an economic standpoint in the new year.

All things being equal, though, the business outlook remains relatively favorable, especially if the enactment of recent fiscal measures proves as rewarding as we think and the Fed is able to successfully balance its monetary initiatives, notably its bond-buying efforts. In that scenario, stocks should remain a rather promising investment alternative.

Results of Operations for the Three and Six Months Ended October 31, 2021 and October 31, 2020

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2021	2020	Change	2021	2020	Change
Income from operations	$2,737	$2,188	25.1%	$5,002	$4,414	13.3%
Gain on forgiveness of SBA loan	2,331	-	100.0%	2,331	-	100.0%
Non-voting revenues and non-voting profits interests from EAM Trust	4,892	4,214	16.1%	9,697	7,858	23.4%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust and gain on SBA loan forgiveness	$9,960	$6,402	55.60%	$17,030	$12,272	38.8%
Operating expenses	$7,236	$8,022	-9.8%	$15,137	$16,124	-6.1%
Investment gains	$368	$138	166.7%	$762	$1,308	-41.7%
Income before income taxes	$10,328	$6,540	57.9%	$17,792	$13,580	31.0%
Net income	$8,504	$4,919	72.9%	$14,401	$10,193	41.3%
Earnings per share	$0.89	$0.51	74.5%	$1.51	$1.06	42.5%

During the six months ended October 31, 2021, the Company’s net income of $14,401,000, or $1.51 per share, was 41.3% above net income of $10,193,000, or $1.06 per share, for the six months ended October 31, 2020.  During the six months ended October 31, 2021, the Company’s income from operations of $5,002,000 was 13.3% above income from operations of $4,414,000 during the six months ended October 31, 2020.  For the six months ended October 31, 2021, operating expenses decreased 6.1% compared to operating expenses during the six months ended October 31, 2020.

During the three months ended October 31, 2021, the Company’s net income of $8,504,000, or $0.89 per share, was 72.9% above net income of $4,919,000, or $0.51 per share, for the three months ended October 31, 2020.  During the three months ended October 31, 2021, the Company’s income from operations of $2,737,000 was 25.1% above income from operations of $2,188,000 during the three months ended October 31, 2020.  For the three months ended October 31, 2021, operating expenses decreased 9.8% compared to operating expenses during the three months ended October 31, 2020.

The largest factors in the increase in net income during the three and six months ended October 31, 2021, compared to the prior fiscal year, were a gain on forgiveness by the SBA of the Company’s PPP loan, an increase from revenues and profits interests in EAM Trust and well controlled expenses.

During the six months ended October 31, 2021, there were 9,557,333 average common shares outstanding as compared to 9,612,756 average common shares outstanding during the six months ended October 31, 2020.

Total operating revenues

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2021	2020	Change	2021	2020	Change
Investment periodicals and related publications:
Print	$2,634	$2,964	-11.1%	$5,620	$6,158	-8.7%
Digital	4,001	3,937	1.6%	7,962	7,835	1.6%
Total investment periodicals and related publications	6,635	6,901	-3.9%	13,582	13,993	-2.9%
Copyright fees	3,338	3,309	0.9%	6,557	6,545	0.2%
Total publishing revenues	$9,973	$10,210	-2.3%	$20,139	$20,538	-1.9%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2021		2020		2021		2020
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	14.1%	13.2%	13.5%	15.9%	15.2%	14.8%	15.2%	15.4%
Renewal Sales	85.9%	86.8%	86.5%	84.1%	84.8%	85.2%	84.8%	84.6%
Total Gross Sales	100%	100%	100%	100%	100%	100%	100%	100%

During the six months ended October 31, 2021 new sales of print publications as a percent of the total gross print sales were the same as in the prior fiscal year. During the six months ended October 31, 2021 new sales of digital publications slightly decreased and renewal sales of digital publications increased as a percent of the total gross digital sales versus the prior fiscal year as customer migration to digital services continues gradually.

	As of October 31,	As of April 30,	As of October 31,	Change
($ in thousands)	2021	2021	2020	Oct-21 vs. Apr-21	Oct-21 vs. Oct-20
Unearned subscription revenue (current and long-term liabilities)	$22,600	$25,088	$22,789	-9.9%	-0.8%

Unearned subscription revenue as of October 31, 2021 is less than 1% below October 31, 2020 and is 9.9% below April 30, 2021. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $13,582,000 (excluding copyright fees) during the six months ended October 31, 2021, were 2.9% below publishing revenues in the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at October 31, 2021, was 2.7% above total product line circulation at October 31, 2020. During the six months ended October 31, 2021, Institutional Sales department generated total sales orders of $5,610,000 and the retail telemarketing sales team generated total sales orders of $3,682,000.

Total print circulation at October 31, 2021 was 1.9% above the total print circulation at October 31, 2020. Print publication revenues of $5,620,000 decreased 8.7% below the prior fiscal year. Total digital circulation at October 31, 2021 was 3.8% above total digital circulation at October 31, 2020. Digital revenues of $7,962,000 were up 1.6% as compared to the prior fiscal year.

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

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended October 31, 2021, the combined Ranking System “Rank 1 & 2” stocks’ increase of 6.1% outperformed the Russell 2000 Index’s increase of 1.4% during the comparable period. During the twelve month period ended October 31, 2021, the combined Ranking System “Rank 1 & 2” stocks’ increase of 39.2% underperformed the Russell 2000 Index’s increase of 49.3% during the comparable period.

Copyright fees

During the six months ended October 31, 2021, copyright fees of $6,557,000 were comparable to those during the corresponding period in the prior fiscal year. The Company negotiated in fiscal 2020 with the sponsor of the largest exchange traded fund (“ETF”) in the program, the restructuring of the Company’s asset based fees and overall fees of the ETF in light of the competitive market.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2021, were $5.0 billion, which is $500 million, or 12.5%, above total assets of $4.5 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2020. The increase reflects successful investment selection capturing market appreciation and positive net flows for the Value Line Funds, partially offset by net redemptions in nine of the ten Funds during the twelve month period ended October 31, 2021.

Shares of Value Line Strategic Asset Management Trust (“SAM”) and Value Line Centurion Fund (“Centurion”) are only distributed within certain variable annuity and variable life insurance contracts offered by Guardian Insurance & Annuity Company (“GIAC”).

Value Line Mutual Funds

	As of October 31,
($ in millions)	2021	2020	Change
Variable annuity assets ("GIAC")	$443	$395	12.2%
All other open end equity and hybrid fund assets	4,528	3,964	14.2%
Total equity and hybrid funds	4,971	4,359	14.0%
Fixed income funds	50	104	-51.9%
Total EAM managed net assets	$5,021	$4,463	12.5%

As of October 31, 2021 three of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star rating by Morningstar, Inc. The Advisor/Independent Broker Dealer channel has successfully become the largest channel for sales and distribution of The Value Line Funds. This is a growing channel as EAM continues to add more advisers each year.

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the six months ended October 31, 2021, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $15,679,000, 12b-1 fees and other fees of $4,941,000 and other net income of $119,000. For the same period, total investment management fee waivers were $218,000 and 12b-1 fee waivers for three Value Line Funds were $342,000. During the six months ended October 31, 2021, EAM's net income was $2,570,000 after giving effect to Value Line’s non-voting revenues interest of $8,412,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The gross fees and net income of EAM’s investment management operations during the six months ended October 31, 2020, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $13,491,000, 12b-1 fees and other fees of $4,755,000 and other income of $115,000. For the same period, total investment management fee waivers were $119,000 and 12b-1 fee waivers for three Value Line Funds were $322,000. During the six months ended October 31, 2020, EAM's net income was $1,698,000 after giving effect to Value Line’s non-voting revenues interest of $7,009,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of October 31, 2021 and October 31, 2020, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 90.2%, variable annuity funds issued by GIAC represent 8.8%, and fixed income fund assets represent 1.0%, respectively, of total fund assets under management (“AUM”) as of October 31, 2021. At October 31, 2021, equity, hybrid and GIAC variable annuities AUM increased by 14.0% and fixed income AUM decreased by 51.9% as compared to the prior fiscal year.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the second quarter of fiscal 2022, that is, the fiscal quarter ended October 31, 2021, was 53.87%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2021	2020	Change	2021	2020	Change
Non-voting revenues interest	$4,263	$3,729	14.3%	$8,412	$7,009	20.0%
Non-voting profits interest	629	485	29.7%	1,285	849	51.4%
	$4,892	$4,214	16.1%	$9,697	$7,858	23.4%

Operating expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2021	2020	Change	2021	2020	Change
Advertising and promotion	$676	$817	-17.3%	$1,723	$1,872	-8.0%
Salaries and employee benefits	4,303	4,554	-5.5%	8,960	9,062	-1.1%
Production and distribution	1,311	1,392	-5.8%	2,527	2,665	-5.2%
Office and administration	946	1,259	-24.9%	1,927	2,525	-23.7%
Total expenses	$7,236	$8,022	-9.8%	$15,137	$16,124	-6.1%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $7,236,000 and $15,137,000 during the three and six months ended October 31, 2021, decreased 9.8% and 6.1%, respectively, as compared to those during the three and six months ended October 31, 2020, as a result of cost controls in fiscal 2022.

Advertising and promotion

During the three and six months ended October 31, 2021, advertising and promotion expenses of $676,000 and $1,723,000 decreased 17.3% and 8.0%, respectively, as compared to the prior fiscal year, primarily due to a decrease in direct mail campaigns’ volume based on more precise targeting.

Salaries and employee benefits

During the three and six months ended October 31, 2021, salaries and employee benefits of $4,303,000 and $8,960,000 decreased 5.5% and 1.1%, respectively, as compared to the prior fiscal year.

Production and distribution

During the three and six months ended October 31, 2021, production and distribution expenses of $1,311,000 and $2,527,000 decreased 5.8% and 5.2%, respectively, as compared to the prior fiscal year.

Office and administration

During the three and six months ended October 31, 2021, office and administrative expenses of $946,000 and $1,927,000 decreased 24.9% and 23.7%, respectively, as compared to the prior fiscal year, primarily due to a favorable settlement of a disputed fee with a contractor and decreases in professional fees.

Concentration

During the six months ended October 31, 2021, 32.6% of total publishing revenues of $20,139,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2021	2020	Change	2021	2020	Change
Dividend income	$210	$137	53.30%	$406	$258	57.40%
Interest income	-	44	n/a	1	100	n/a
Investment gains/(losses) recognized on sale of equity securities during the period	47	144	-67.40%	47	444	-89.40%
Unrealized gains/(losses) recognized on equity securities held at the end of the period	111	(187)	n/a	309	508	-39.20%
Other	-	-	n/a	(1)	(2)	n/a
Total investment gains	$368	$138	166.70%	$762	$1,308	-41.70%

During the six months ended October 31, 2021, the Company’s investment gains, primarily derived from dividend income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2022, were $762,000. During the six months ended October 31, 2020, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2021, were $1,308,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2021 and October 31, 2020, were $2,496,000 and $5,214,000, respectively. Proceeds from the sales of equity securities during the six months ended October 31, 2021 and October 31, 2020 were $687,000 and $5,529,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2021 and October 31, 2020 were 19.05% and 24.94%, respectively. The decrease in the effective tax rate during six months ended October 31, 2021 as compared to October 31, 2020, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA (see note 16) and a decrease in the state and local income taxes from 4.22% to 1.11% as a result of changes in state and local income tax allocations, such as the effect of the reduction in the New York State and New York City tax allocation factors, on deferred taxes in fiscal 2022. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Lease Commitments

On November 30, 2016, Value Line, Inc. received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016. The sublease agreement provided for the reduction of the LOC and restricted cash to $305,000 as of November 30, 2021.  It is to be fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $32,398,000 as of October 31, 2021 and $23,312,000 as of April 30, 2021. These amounts include short-term unearned revenue of $17,453,000 and $19,162,000 reflected in total current liabilities at October 31, 2021 and April 30, 2021, respectively. Cash and short-term securities were $52,240,000 and $45,353,000 as of October 31, 2021 and April 30, 2021, respectively.

The Company’s cash and cash equivalents include $24,459,000 and $18,209,000 at October 31, 2021 and April 30, 2021, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $11,260,000 during the six months ended October 31, 2021, compared to cash inflows from operations of $7,668,000 during the six months ended October 31, 2020, respectively. The increase in cash flows from fiscal 2021 to fiscal 2022 is primarily attributable to higher net income and an increase in cash receipts from EAM.

Cash from investing activities

The Company had cash outflows from investing activities of $749,000 during the six months ended October 31, 2021, compared to cash inflows from investing activities of $508,000 for the six months ended October 31, 2020, respectively. Cash outflows for the six months ended October 31, 2021, were higher than in fiscal 2021 primarily due to decrease in sales of equity and fixed income securities in fiscal 2022.

Cash from financing activities

During the six months ended October 31, 2021, the Company’s cash outflows from financing activities were $4,724,000, compared to cash outflows from financing activities of $4,441,000 for the six months ended October 31, 2020. During the six months ended October 31, 2021, cash outflows for financing activities included $517,000 for the repurchase of 16,589 shares of the Company’s common stock under the April 17, 2020 and July 16, 2021 board approved common stock repurchase programs. Quarterly dividend payments of $0.22 per share during fiscal 2022 aggregated $4,207,000. Quarterly regular dividend payments of $0.21 per share during fiscal 2021 aggregated $4,039,000.

At October 31, 2021 there were 9,546,581 common shares outstanding as compared to 9,601,051 common shares outstanding at October 31, 2020. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA PPP loan, which has been forgiven and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months.  Management does not anticipate making any additional borrowings during the next twelve months.  As of October 31, 2021, retained earnings and liquid assets were $82,700,000 and $52,240,000, respectively.  As of April 30, 2021, retained earnings and liquid assets were $72,502,000 and $45,353,000, respectively.  There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

Fixed income securities consist of securities issued by federal, state and local governments within the United States. As of October 31, 2021 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $598,000 and $597,000, respectively. As of April 30, 2021 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $2,596,000 and $2,600,000, respectively.

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

As of October 31, 2021
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

As of October 31, 2021 and April 30, 2021, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total $21,887,000 and $19,105,000, respectively, and the fair value was $26,685,000 and $23,582,000, respectively.

Equity Securities				Estimated Fair	Hypothetical
($ in thousands)		Fair Value	Hypothetical Price Change	Value after Hypothetical Change in Prices	Percentage Increase (Decrease) in Shareholders’ Equity
As of October 31, 2021	Equity Securities and ETFs held for dividend yield	$26,685	30% increase	$34,692	7.72%
			30% decrease	$18,680	-7.72%

Equity Securities				Estimated Fair	Hypothetical
($ in thousands)		Fair Value	Hypothetical Price Change	Value after Hypothetical Change in Prices	Percentage Increase (Decrease) in Shareholders’ Equity
As of April 30, 2021	Equity Securities and ETFs held for dividend yield	$23,582	30% increase	$30,657	7.81%
			30% decrease	$16,507	-7.81%

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2021 new risk factors have been added to the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2021 filed with the SEC on July 29, 2021. The new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended October 31, 2021. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1 - 31, 2021	620	$31.33	620	$1,981,000
September 1 - 30, 2021	3,488	31.47	3,488	1,871,000
October 1 - 31, 2021	7,072	31.80	7,072	1,646,000
Total	11,180	$31.67	11,180	$1,646,000

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

Date: December 13, 2021