Form 10-Q
period 2022-01-31
VALUE LINE INC
filed 2022-03-16
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2022
Common stock, $0.10 par value per share	9,522,163 shares

VALUE LINE, INC.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	January 31,	April 30,
	2022	2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $29,081 and $18,209, respectively)	$29,909	$19,171
Equity securities	27,316	23,582
Available-for-sale Fixed Income securities	597	2,600
Accounts receivable, net of allowance for doubtful accounts of $39 and $36, respectively	1,802	3,985
Prepaid and refundable income taxes	463	616
Prepaid expenses and other current assets	1,027	1,282
Total current assets	61,114	51,236

Long term assets:
Investment in EAM Trust	60,882	60,977
Restricted money market investments	305	469
Property and equipment, net	7,367	8,311
Capitalized software and other intangible assets, net	84	143
Total long term assets	68,638	69,900

Total assets	$129,752	$121,136

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,299	$2,077
Accrued salaries	1,108	1,163
Dividends payable	2,098	2,104
Accrued taxes on income	1,798	-
Payable to clearing broker	190	-
Loan obligation-short term	-	2,331
Operating lease obligation-short term	1,214	1,087
Unearned revenue	17,392	19,162
Total current liabilities	25,099	27,924

Long term liabilities:
Unearned revenue	5,756	5,926
Operating lease obligation-long term	6,449	7,368
Deferred income taxes	13,047	12,905
Total long term liabilities	25,252	26,199
Total liabilities	50,351	54,123

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	86,216	72,502
Treasury stock, at cost (470,837 shares and 436,830 shares, respectively)	(8,805)	(7,483)
Accumulated other comprehensive income, net of tax	(1)	3
Total shareholders' equity	79,401	67,013

Total liabilities and shareholders' equity	$129,752	$121,136

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021

Revenues:
Investment periodicals and related publications	$6,779	$6,830	$20,361	$20,823
Copyright fees	3,479	3,300	10,036	9,845
Total publishing revenues	10,258	10,130	30,397	30,668

Expenses:
Advertising and promotion	722	837	2,445	2,709
Salaries and employee benefits	4,285	4,716	13,245	13,778
Production and distribution	1,269	1,189	3,796	3,854
Office and administration	1,107	1,105	3,034	3,630
Total expenses	7,383	7,847	22,520	23,971
Income from operations	2,875	2,283	7,877	6,697

Gain on forgiveness of PPP loan (see note 16)	-	-	2,331	-

Revenues and profits interests in EAM Trust	4,655	4,734	14,352	12,592
Investment gains	(3)	1,785	759	3,093
Income before income taxes	7,527	8,802	25,319	22,382
Income tax provision	1,913	1,767	5,304	5,154
Net income	$5,614	$7,035	$20,015	$17,228

Earnings per share, basic & fully diluted	$0.59	$0.73	$2.10	$1.79

Weighted average number of common shares	9,539,588	9,589,093	9,551,418	9,604,869

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021

Net income	$5,614	$7,035	$20,015	$17,228

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on fixed income securities, net of taxes	-	(59)	(4)	(105)
Other comprehensive income/(loss)	-	(59)	(4)	(105)
Comprehensive income	$5,614	$6,976	$20,011	$17,123

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net income	$20,015	$17,228

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,003	963
Investment (gains)/losses	(122)	(2,550)
Non-voting revenues interest in EAM Trust	(12,532)	(11,113)
Non-voting profits interest in EAM Trust	(1,820)	(1,479)
Distributions received from EAM Trust	14,447	10,838
Gain on forgiveness of PPP loan (see note 16)	(2,331)	-
Deferred income taxes	(446)	160
Deferred rent obligation	(792)	(713)
Changes in operating assets and liabilities:
Unearned revenue	(1,940)	(1,287)
Accounts payable & accrued expenses	(778)	(164)
Accrued salaries	(55)	(201)
Accrued taxes on income	2,387	(1,352)
Prepaid and refundable income taxes	153	-
Prepaid expenses and other current assets	255	110
Accounts receivable	2,183	(85)
Total adjustments	(388)	(6,873)
Net cash provided by operating activities	19,627	10,355

Cash flows from investing activities:

Purchases of equity securities	(4,814)	(8,524)
Purchases of fixed income securities classified as available for sale	(498)	(2,497)
Proceeds from sales of equity securities	1,202	7,684
Proceeds from sales of fixed income securities classified as available for sale	2,496	11,431
Acquisition of property and equipment	-	(26)
Expenditures for capitalized software	-	(114)
Net cash provided by/(used in) investing activities	(1,614)	7,954

Cash flows from financing activities:
Purchase of treasury stock at cost	(1,322)	(1,045)
Receivable from clearing broker	-	608
Payable to clearing broker	190	(588)
Dividends paid	(6,307)	(6,056)
Net cash used in financing activities	(7,439)	(7,081)
Net change in cash and cash equivalents	10,574	11,228
Cash, cash equivalents and restricted cash at beginning of period	19,640	5,423
Cash, cash equivalents and restricted cash at end of period	$30,214	$16,651

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

 Consolidated Condensed Statement of Changes in Shareholders' Equity

 For the Three Months Ended January 31, 2022

 (in thousands, except share amounts)

 (unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at October 31, 2021	10,000,000	$1,000	$991	(453,419)	$(8,000)	$82,700	$(1)	$76,690

Net income						5,614		5,614
Change in unrealized gains on Fixed Income securities, net of taxes							-	-
Purchase of treasury stock				(17,418)	(805)			(805)
Dividends declared						(2,098)		(2,098)
Balance at January 31, 2022	10,000,000	$1,000	$991	(470,837)	$(8,805)	$86,216	$(1)	$79,401

Dividends declared per common share were $0.22 for the three months ending January 31, 2022.

Part I - Financial Information

 Item 1. Financial Statements

 Value Line, Inc.

 Consolidated Condensed Statement of Changes in Shareholders' Equity

 For the Three Months Ended January 31, 2021

 (in thousands, except share amounts)

 (unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at October 31, 2020	10,000,000	$1,000	$991	(398,949)	$(6,379)	$63,531	$85	$59,228

Net income						7,035		7,035
Change in unrealized gains on Fixed Income securities, net of taxes							(59)	(59)
Purchase of treasury stock				(21,411)	(623)			(623)
Dividends declared						(2,012)		(2,012)
Balance at January 31, 2021	10,000,000	$1,000	$991	(420,360)	$(7,002)	$68,554	$26	$63,569

Dividends declared per common share were $0.21 for the three months ending January 31, 2021.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

 Value Line, Inc.

 Consolidated Condensed Statement of Changes in Shareholders' Equity

 For the Nine Months Ended January 31, 2022

 (in thousands, except share amounts)

 (unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2021	10,000,000	$1,000	$991	(436,830)	$(7,483)	$72,502	$3	$67,013

Net income						20,015		20,015
Change in unrealized gains on Fixed Income securities, net of taxes							(4)	(4)
Purchase of treasury stock				(34,007)	(1,322)			(1,322)
Dividends declared						(6,301)		(6,301)
Balance at January 31, 2022	10,000,000	$1,000	$991	(470,837)	$(8,805)	$86,216	$(1)	$79,401

Dividends declared per common share were $0.66 for the nine months ending January 31, 2022.

Part I - Financial Information

 Item 1. Financial Statements

 Value Line, Inc.

 Consolidated Condensed Statement of Changes in Shareholders' Equity

 For the Nine Months Ended January 31, 2021

 (in thousands, except share amounts)

 (unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2020	10,000,000	$1,000	$991	(383,279)	$(5,957)	$57,374	$131	$53,539

Net income						17,228		17,228
Change in unrealized gains on Fixed Income securities, net of taxes							(105)	(105)
Purchase of treasury stock				(37,081)	(1,045)			(1,045)
Dividends declared						(6,048)		(6,048)
Balance at January 31, 2021	10,000,000	$1,000	$991	(420,360)	$(7,002)	$68,554	$26	$63,569

Dividends declared per common share were $0.63 for the nine months ending January 31, 2021.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2022

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

The Consolidated Condensed Balance Sheets as of January 31, 2022 and April 30, 2021, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021 filed with the SEC on July 29, 2021 (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

January 31, 2022

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$29,081	$-	$-	$29,081
Equity securities	27,316	-	-	27,316
Available-for-sale fixed income securities	597	-	-	597
	$56,994	$-	$-	$56,994

	As of April 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,209	$-	$-	$18,209
Equity securities	23,582	-	-	23,582
Available-for-sale fixed income securities	2,600	-	-	2 ,600
	$44,391	$-	$-	$44,391

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2022 and April 30, 2021, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2022

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of January 31, 2022, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2022 and April 30, 2021, cash equivalents included $29,081,000 and $18,209,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

As of January 31, 2022 and April 30, 2021, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total $22,746,000 and $19,105,000, respectively, and the fair value was $27,316,000 and $23,582,000, respectively.

Proceeds from sales of equity securities during the nine months ended January 31, 2022 and January 31, 2021, were $1,202,000 and $7,684,000, respectively.

The carrying value and fair value of equity securities at January 31, 2022 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$22,746	$4,724	$(154)	$27,316

The carrying value and fair value of equity securities at April 30, 2021 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$19,105	$4,532	$(55)	$23,582

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2022 and January 31, 2021, were $2,496,000 and $11,431,000, respectively.  As of January 31, 2022, Accumulated Other Comprehensive Income included unrealized  losses of $1,000, net of deferred tax benefit of $278.  As of April 30, 2021, Accumulated Other Comprehensive Income included unrealized  gains of $4,000, net of deferred taxes of $1,000.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2022

(Unaudited)

The aggregate cost and fair value at January 31, 2022 of fixed income securities classified as available-for-sale were as follows:

($ in thousands)	Amortized Historical Cost	Gross Unrealized Holding Losses	Fair Value
Maturity
Due within 1 year	$598	$(1)	$597
Total investment in government debt securities	$598	$(1)	$597

The increase in gross unrealized  losses of $5,000 on fixed income securities classified as available-for-sale net of deferred tax benefit of $1,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of January 31, 2022.

The aggregate cost and fair value at April 30, 2021 of fixed income securities classified as available-for-sale were as follows:

($ in thousands)	Amortized Historical Cost	Gross Unrealized Holding Gains	Fair Value
Maturity
Due within 1 year	$2,596	$4	$2,600
Total investment in government debt securities	$2,596	$4	$2,600

The decrease in gross unrealized  gains of $173,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $45,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of April 30, 2021.

The average yield on the Government debt securities classified as available-for-sale at January 31, 2022 and April 30, 2021 was 0.22% and 1.4%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2022	2021	2022	2021
Dividend income	$234	$155	$640	$413
Interest income	(2)	31	(1)	131
Investment gains/(losses) recognized on sales of equity securities during the period	$(19)	$141	28	585
Unrealized gains/(losses) recognized on equity securities held at the end of the period	$(215)	$1,456	94	1,964
Other	(1)	2	(2)	-
Total investment gains/(losses)	$(3)	$1,785	$759	$3,093

Taxable realized gains on equity securities sold during fiscal years 2022 and 2021, which are generally the difference between the proceeds from sales and our original cost, were gains of $30,000 in fiscal 2022 and gains of $1,162,000 in fiscal 2021.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of January 31, 2022 and April 30, 2021, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $60,882,000 and $60,977,000, respectively.

The value of VLI’s investment in EAM at January 31, 2022 and April 30, 2021 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2022

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2022	2021	2022	2021
Investment management fees earned from the Value Line Funds, net of waivers shown below	$7,627	$7,827	$23,306	$21,318
12b-1 fees and other fees, net of waivers shown below	$2,362	$2,439	$7,303	$7,194
Other income/(loss)	$(70)	$119	$49	$234
Investment management fee waivers and reimbursements	$184	$88	$402	$207
12b-1 fee waivers	$151	$168	$493	$490
Value Line’s non-voting revenues interest	$4,120	$4,104	$12,532	$11,113
EAM's net income (1)	$1,070	$1,260	$3,640	$2,958

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	January 31,	April 30,
($ in thousands)	2022	2021
	(unaudited)
EAM's total assets	$65,144	$64,197
EAM's total liabilities (1)	(7,910)	(6,870)
EAM's total equity	$57,234	$57,327

(1) At January 31, 2022 and April 30, 2021, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $4,600,000 and $4,664,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2022 (unaudited)	$65,144	$60,882	$-	$60,882
As of April 30, 2021	$64,197	$60,977	$-	$60,977

(1)  Reported within Long-Term Assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2022

(Unaudited)

Note 4 - Supplementary Cash Flows Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Condensed Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Condensed Statement of Cash Flows.

	Nine Months Ended January 31,
($ in thousands)	2022	2021
Cash and cash equivalents	$29,909	$16,182
Restricted cash	305	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$30,214	$16,651

Income Tax Payments:

The Company made income tax payments as follows:

	Nine Months Ended January 31,
($ in thousands)	2022	2021
State and local income tax payments	$544	$1,139
Federal income tax payments to the Parent	2,300	5,210

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the nine months ended January 31, 2022 and January 31, 2021, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $466,000 and $586,000, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2022 and January 31, 2021 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2022 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized losses on available-for-sale fixed income securities	$(5)	$1	$(4)
	$(5)	$1	$(4)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2021 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$(142)	$37	$(105)
	$(142)	$37	$(105)

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2022, were $4.41 billion, 10.1% below total assets of $4.9 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2021.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2022

(Unaudited)

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter. The applicable recent non-voting revenues interest percentage for the third quarter of fiscal 2022 was 54.05%.

EAM Trust - VLI's non-voting revenues and non-voting profits interests:

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business. The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2022	2021	2022	2021
Non-voting revenues interest in EAM	$4,120	$4,104	$12,532	$11,113
Non-voting profits interest in EAM	535	630	1,820	1,479
	$4,655	$4,734	$14,352	$12,592

At January 31, 2022, the Company's investment in EAM includes a receivable of $4,600,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That amount was subsequently paid to the Company.

Transactions with Parent:

During the nine months ended January 31, 2022 and January 31, 2021, the Company was reimbursed $243,000 and $272,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent"). There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2022 and April 30, 2021.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $2,300,000 and $5,210,000 to the Parent during the nine months ended January 31, 2022 and January 31, 2021, respectively.

As of January 31, 2022, the Parent owned 90.6% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2022	2021	2022	2021
Current tax expense:
Federal	$1,662	$1,525	$4,684	$4,189
State and local	472	108	1,066	805
Current tax expense	2,134	1,633	5,750	4,994
Deferred tax expense (benefit):
Federal	(175)	438	(57)	468
State and local	(46)	(304)	(389)	(308)
Deferred tax expense (benefit):	(221)	134	(446)	160
Income tax provision	$1,913	$1,767	$5,304	$5,154

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2022 and January 31, 2021 were 20.94% and 23.03%, respectively. The decrease in the effective tax rate during nine months ended January 31, 2022 as compared to January 31, 2021, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA (see note 16) and a decrease in the state and local income taxes from 2.30% to 2.11% as a result of changes in state and local income tax allocations, such as the effect of the reduction in the New York State and New York City tax allocation factors, on deferred taxes in fiscal 2022. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2022

(Unaudited)

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2022	2021
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,670	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	81	108
Unrealized gain on equity securities	960	941
Right of Use Asset	(199)	(196)
Deferred charges	(164)	(186)
Other	(262)	(218)
Total federal tax liability	10,714	10,746

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,213	1,807
Deferred non-cash post-employment compensation	(76)	(63)
Depreciation and amortization	16	18
Unrealized gain on equity securities	163	159
Other	17	238
Total state and local tax liabilities	2,333	2,159
Deferred tax liability, long-term	$13,047	$12,905

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2022	2021
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	2.11%	2.30%
Non-taxable SBA loan forgiveness	(1.93)%	-
Effect of dividends received deductions	(0.26)%	(0.28)%
Other, net	0.02%	0.01%
Effective income tax rate	20.94%	23.03%

The Company believes that, as of January 31, 2022, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	January 31,	April 30,
($ in thousands)	2022	2021
Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	6,717	7,522
Furniture and equipment	4,080	4,080
	11,810	12,615
Accumulated depreciation and amortization	(4,443)	(4,304)
Total property and equipment, net	$7,367	$8,311

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2022

(Unaudited)

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner. Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years. Total amortization expenses during the nine months ended January 31, 2022 and January 31, 2021, were $59,000 and $49,000, respectively.

During the nine months ended January 31, 2022, the Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use. The Company, capitalized  $114,000 third party programmers' costs, during the nine months ended January 31, 2021.  The Company  did not incur and did not capitalize expenditures related to the development of software for internal use during the nine months ended January 31, 2021.

Note 11 - Treasury Stock and Repurchase Program:

On July 16, 2021, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. On March 14, 2022, the Board reviewed the program and approved a refreshed authorization again in the maximum amount of $2,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2021	436,830	$7,483	$17.13	$474
Purchases effected in open market during the quarters ended:
July 31, 2021	5,409	163	30.13	2,000
October 31, 2021	11,180	354	31.67	1,646
January 31, 2022	17,418	805	46.21	841
Balance as of January 31, 2022	470,837	$8,805	$18.70	$841

Authorized as of March 14, 2022				$2,000

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of January 31, 2022, the Company had a long-term lease asset of $6,717,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2022

(Unaudited)

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $1,125,000 in lease expenses in both fiscal years 2022 and 2021 during the nine months ended January 31, 2022 and January 31, 2021, respectively.

For the nine months ended January 31, 2022, the Company paid $1,111,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,111,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of January 31, 2022:

Fiscal years ended April 30,	($ in thousands)
2022 *	$394
2023	1,597
2024	1,634
2025	1,428
2026	1,461
Thereafter	2,376

Total undiscounted future minimum lease payments	8,890

Less: difference between undiscounted lease payments & the present value of future lease payments	1,227

Total operating lease liabilities	$7,663

* Excludes the nine months ended January 31, 2022

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2022, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the nine months ended January 31, 2022, 33.0% of total publishing revenues of $30,397,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2022 and January 31, 2021, the Company had $3,030,000 and $3,289,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

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

Under the terms of the CARES Act, Borrowers could apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness is determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. The Company was granted total loan forgiveness of $2,331,365 by the SBA during the second quarter of fiscal 2022. Accrued interest was also forgiven.

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

●	fluctuations in EAM’s and third party copyright assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	generating future revenues or collection of receivables from significant customers;
●	dependence on key executive and specialist personnel;
●	risks associated with the outsourcing of certain functions, technical facilities, and operations, including in some instances outside the U.S.;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	military conflicts, civil unrest, and associated travel and supply disruptions and other effects;
●	Russia’s invasion of Ukraine and the impact on inflation;
●	terrorist attacks, cyber attacks and natural disasters;
●	insufficiency in our business continuity plans or systems in the event of anticipated or unpredictable disruption;
●

the coronavirus pandemic, which has drastically affected markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;

●	other possible epidemics;
●	changes in prices of materials and other inputs and services, such as freight and postage, required by the Company;
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2022; and other risks and uncertainties arising from time to time.

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

Asset Management and Mutual Fund Distribution Businesses

Under the EAM Declaration of Trust, the Company maintains an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM or control of its business.

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

Business Environment

The nation’s economy entered 2022 on solid footing. Although GDP growth is expected to moderate in the calendar first quarter from the annualized advance of 7.0% recorded in the final period of 2021, a resilient consumer, solid industrial production, and a healthy housing market should drive further economic gains this year. In all, our current expectation is for full-year GDP growth in the vicinity of 3.5%.

The strength of the consumer sector has led the recovery from the 2020 COVID-19 pandemic-driven recession. After a setback in December, as the Omicron variant of the COVID-19 virus spread rapidly across the nation causing more disruptions to economic activity, personal consumption expenditures rebounded nicely in January. The domestic consumer looks poised to spend further in the year ahead, drawing down on a portion of the savings built during the height of the pandemic. An improving public health situation as we move toward the spring season should set the stage for strong consumption growth.

That said, there are some lingering headwinds for the economy, including inflationary pressures not seen in decades. In particular, energy prices have risen sharply following Russia’s invasion of Ukraine in late February. Russia’s actions brought severe retaliatory sanctions from the United States and its NATO allies, which included penalties against Russia’s oil and gas and banking industries. This is likely to cause further disruptions in the global oil supply and may push energy and other commodities prices higher.

The Federal Reserve set to embark on a less accommodative monetary policy course. This will likely include the implementation of a series of interest-rate hikes over the remainder of this year and next in an attempt to rein in inflation. The central bank is tasked with crafting a monetary policy strategy that will help stabilize pricing, but not apply the brakes too hard and risk leading to a notable slowdown in economic growth.

The inflation worries, the Fed’s monetary policy commentary, and the geopolitical turmoil in Eastern Europe were factors that contributed to the notable pickup in stock market volatility over the first few months of the year. This trend may continue in the near term, as equities historically have not performed as well during periods of monetary policy tightening.

Results of Operations for the Three and Nine Months Ended January 31, 2022 and January 31, 2021

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2022	2021	Change	2022	2021	Change
Income from operations	$2,875	$2,283	25.9%	$7,877	$6,697	17.6%

Gain on forgiveness of SBA loan	-	-	-	2,331	-	100.0%
Non-voting revenues and non-voting profits interests from EAM Trust	4,655	4,734	-1.7%	14,352	12,592	14.0%

Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust and gain on SBA loan forgiveness	$7,530	$7,017	7.3%	$24,560	$19,289	27.3%
Operating expenses	$7,383	$7,847	-5.9%	$22,520	$23,971	-6.1%
Investment gains/(losses)	$(3)	$1,785	n/a	$759	$3,093	-75.5%

Income before income taxes	$7,527	$8,802	-14.5%	$25,319	$22,382	13.1%
Net income	$5,614	$7,035	-20.2%	$20,015	$17,228	16.2%
Earnings per share	$0.59	$0.73	-19.2%	$2.10	$1.79	17.3%

During the nine months ended January 31, 2022, the Company’s net income of $20,015,000, or $2.10 per share, was $2,787,000 or 16.2% above net income of $17,228,000, or $1.79 per share, for the nine months ended January 31, 2021. During the nine months ended January 31, 2022, the Company’s income from operations of $7,877,000 was $1,180,000 or 17.6% above income from operations of $6,697,000 during the nine months ended January 31, 2021. For the nine months ended January 31, 2022, operating expenses of $22,520,000 decreased 6.1% as compared to operating expenses during the nine months ended January 31, 2021.

The largest factors in the increase in net income during the nine months ended January 31, 2022, compared to the prior fiscal year, were a gain on forgiveness by the SBA of the Company’s PPP loan, an increase from revenues and profits interests in EAM Trust and well controlled expenses.

During the three months ended January 31, 2022, the Company’s income from operations of $2,875,000 was 25.9% above income from operations of $2,283,000 during the three months ended January 31, 2021. For the three months ended January 31, 2022, operating expenses decreased 5.9% compared to operating expenses during the three months ended January 31, 2021. During the three months ended January 31, 2022, the Company’s net income of $5,614,000, or $0.59 per share, was 20.2% below net income of $7,035,000, or $0.73 per share, for the three months ended January 31, 2021. The Company’s net income decreased during the third quarter of fiscal year 2022 because realized and unrealized gains on equity securities were higher by $1,831,000 pretax and $1,409,000 after tax during the prior year fiscal quarter ended January 31, 2021.

During the nine months ended January 31, 2022, there were 9,551,418 average common shares outstanding as compared to 9,604,869 average common shares outstanding during the nine months ended January 31, 2021.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Investment periodicals and related publications:
Print	$2,769	$2,896	-4.4%	$8,389	$9,054	-7.3%
Digital	4,010	3,934	1.9%	11,972	11,769	1.7%
Total investment periodicals and related publications	6,779	6,830	-0.7%	20,361	20,823	-2.2%
Copyright fees	3,479	3,300	5.4%	10,036	9,845	1.9%
Total publishing revenues	$10,258	$10,130	1.3%	$30,397	$30,668	-0.9%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022		2021		2022		2021
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	7.8%	12.6%	13.3%	16.4%	12.1%	14.0%	14.5%	15.8%
Renewal Sales	92.2%	87.4%	86.7%	83.6%	87.9%	86.0%	85.5%	84.2%
Total Gross Sales	100%	100%	100%	100%	100%	100%	100%	100%

During the nine months ended January 31, 2022, new sales of print and digital publications decreased as a percent of the total gross sales versus the prior fiscal year. During the nine months ended January 31, 2022, renewal sales of print and digital publications increased as a percent of the total gross sales versus the prior fiscal year as a result of increased efforts by our in-house Retail and Institutional Sales departments.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2022	2021	2020	Jan-22 vs. Apr-21	Jan-22 vs. Jan-21
Unearned subscription revenue (current and long-term liabilities)	$23,148	$25,088	$23,451	-7.7%	-1.3%

Unearned subscription revenue as of January 31, 2022 is 1.3% below January 31, 2021 and is 7.7% below April 30, 2021. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $20,361,000 (excluding copyright fees) during the nine months ended January 31, 2022, were 2.2% below publishing revenues in the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at January 31, 2022, was less than 1% below total product line circulation at January 31, 2021. During the nine months ended January 31, 2022, Institutional Sales department generated total sales orders of $9,085,000 and the retail telemarketing sales team generated total sales orders of $5,993,000.

Total print circulation at January 31, 2022 was 1.9% below the total print circulation at January 31, 2021. Print publication revenues of $8,389,000 decreased 7.3% below the prior fiscal year. Total digital circulation at January 31, 2022 was 1.3% above total digital circulation at January 31, 2021. Digital revenues of $11,972,000 were up 1.7% as compared to the prior fiscal year.

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual subscription plans, for basic services or comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to introduce publications and packages at a range of price points. Further, new services and new features for existing services are regularly under consideration. Prominently introduced in fiscal 2020 and 2021 were new features in the Value Line Research Center, which are The New Value Line ETFs Service, new monthly publication Value Line Information You Should Know Wealth Newsletter, The Value Line M & A Service, and our Value Line Climate Change Investing Service.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended January 31, 2022, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 3.5% compared to the Russell 2000 Index’s decrease of 8.9% during the comparable period. During the twelve month period ended January 31, 2022, the combined Ranking System “Rank 1 & 2” stocks’ increase of 12.1% outperformed the Russell 2000 Index’s decrease of 2.2% during the comparable period.

Copyright fees

During the nine months ended January 31, 2022, copyright fees of $10,036,000 were 1.9% above those during the corresponding period in the prior fiscal year. The Company negotiated in fiscal year 2020 with the sponsor of the largest exchange traded fund (“ETF”) in the program, the restructuring of the Company’s asset based fees and overall fees of the ETF in light of the competitive market.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2022, were $4.41 billion, which is $490 million, or 10.1%, below total assets of $4.9 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2021. The decrease in net assets was primarily due to supply chain disruptions that have led to the highest inflation rates in 40 years, and spiking Omicron positivity levels across the United States. The decrease reflects negative net flows in all nine Value Line Funds during the twelve month period ended January 31, 2022.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2022	2021	Change
Variable annuity assets ("GIAC")	$406	$409	-0.7%
All other open end equity and hybrid fund assets	3,952	4,390	-10.0%
Total equity and hybrid funds	4,358	4,799	-9.2%
Fixed income funds*	49	103	-52.4%
Total EAM managed net assets	$4,407	$4,902	-10.1%

* Tax-Exempt Fund was liquidated in October 2021.

As of January 31, 2022 four of six Value Line equity and hybrid mutual funds, excluding SAM and Centurion, held an overall four or five star ratings by Morningstar, Inc. The Advisor/Independent Broker Dealer channel has successfully become the largest channel for sales and distribution of The Value Line Funds. This is a growing channel as EAM continues to add more advisers each year.

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the nine months ended January 31, 2022, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $23,306,000, 12b-1 fees and other fees of $7,303,000 and other net income of $49,000. For the same period, total investment management fee waivers were $402,000 and 12b-1 fee waivers for three Value Line Funds were $493,000. During the nine months ended January 31, 2022, EAM's net income was $3,640,000 after giving effect to Value Line’s non-voting revenues interest of $12,532,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The gross fees and net income of EAM’s investment management operations during the nine months ended January 31, 2021, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $21,318,000, 12b-1 fees and other fees of $7,194,000 and other income of $234,000. For the same period, total investment management fee waivers were $207,000 and 12b-1 fee waivers for nine Value Line Funds were $490,000. During the nine months ended January 31, 2021, EAM's net income was $2,958,000 after giving effect to Value Line’s non-voting revenues interest of $11,113,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of January 31, 2022 and January 31, 2021, three of the Value Line Funds have all or a portion of the 12b-1 fees being waived, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 89.7%, variable annuity funds issued by GIAC represent 9.2%, and fixed income fund assets represent 1.1%, respectively, of total fund assets under management (“AUM”) as of January 31, 2022. At January 31, 2022, equity, hybrid and GIAC variable annuities AUM decreased by 9.2% and fixed income AUM decreased by 52.4% as compared to the prior fiscal year.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the third quarter of fiscal year 2022, that is, the fiscal quarter ending January 31, 2022, is 54.05%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Non-voting revenues interest	$4,120	$4,104	0.4%	$12,532	$11,113	12.8%
Non-voting profits interest	535	630	-15.1%	1,820	1,479	23.1%
	$4,655	$4,734	-1.7%	$14,352	$12,592	14.0%

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Advertising and promotion	$722	$837	-13.7%	$2,445	$2,709	-9.7%
Salaries and employee benefits	4,285	4,716	-9.1%	13,245	13,778	-3.9%
Production and distribution	1,269	1,189	6.7%	3,796	3,854	-1.5%
Office and administration	1,107	1,105	0.2%	3,034	3,630	-16.4%
Total expenses	$7,383	$7,847	-5.9%	$22,520	$23,971	-6.1%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $7,383,000 and $22,520,000 during the three and nine months ended January 31, 2022, decreased 5.9% and 6.1%, respectively, as compared to those during the three and nine months ended January 31, 2021, as a result of cost controls in fiscal year 2022.

Advertising and promotion

During the three and nine months ended January 31, 2022, advertising and promotion expenses of $722,000 and $2,445,000 decreased 13.7% and 9.7%, respectively, as compared to the prior fiscal year, primarily due to a decrease in direct mail campaigns’ volume based on more precise targeting.

Salaries and employee benefits

During the three and nine months ended January 31, 2022, salaries and employee benefits of $4,285,000 and $13,245,000 decreased 9.1% and 3.9%, respectively, as compared to the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from a reduced employee headcount in fiscal year 2022.

Production and distribution

During the nine months ended January 31, 2022, production and distribution expenses of $3,796,000 decreased 1.5%, as compared to the prior fiscal year, primarily due to decreases in service mailers and distribution expenses partially offset by an increase in production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems. During the three months ended January 31, 2022, production and distribution expenses of $1,269,000 increased 6.7% due to a reversal of accrued costs of operating system software maintenance during the three months ended January 31, 2021.

Office and administration

During the three months ended January 31, 2022, office and administrative expenses of $1,107,000 were comparable with the third quarter of the prior fiscal year. During the nine months ended January 31, 2022, office and administrative expenses of $3,034,000 decreased 16.4% as compared to the prior fiscal year, primarily due to a favorable settlement of a disputed fee with a contractor and decreases in professional fees.

Concentration

During the nine months ended January 31, 2022, 33.0% of total publishing revenues of $30,397,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Dividend income	$234	$155	51.0%	$640	$413	55.0%
Interest income	(2)	31	n/a	(1)	131	n/a

Investment gains/(losses) recognized on sale of equity securities during the period	(19)	141	n/a	28	585	-95.2%

Unrealized gains/(losses) recognized on equity securities held at the end of the period	(215)	1,456	n/a	94	1,964	-95.2%

Other	(1)	2	n/a	(2)	-	n/a

Total investment gains/(losses)	$(3)	$1,785	-100%	$759	$3,093	-75.5%

During the nine months ended January 31, 2022, the Company’s investment gains, primarily derived from dividend income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal year 2022, were $759,000. During the nine months ended January 31, 2021, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal year 2021, were $3,093,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2022 and January 31, 2021, were $2,496,000 and $11,431,000, respectively. Proceeds from the sales of equity securities during the nine months ended January 31, 2022 and January 31, 2021 were $1,202,000 and $7,684,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2022 and January 31, 2021 were 20.94% and 23.03%, respectively. The decrease in the effective tax rate during nine months ended January 31, 2022 as compared to January 31, 2021, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA (see note 16) and a decrease in the state and local income taxes from 2.30% to 2.11% as a result of changes in state and local income tax allocations, such as the effect of the reduction in the New York State and New York City tax allocation factors, on deferred taxes in fiscal 2022. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Lease Commitments

On November 30, 2016, Value Line, Inc. received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016. According to the sublease agreement the LOC and restricted cash were reduced to $305,000 in the third quarter of fiscal year 2022. It is to be fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal year 2017 and will gradually increase to $237,218 in fiscal year 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $36,015,000 as of January 31, 2022 and $23,312,000 as of April 30, 2021. These amounts include short-term unearned revenue of $17,392,000 and $19,162,000 reflected in total current liabilities at January 31, 2022 and April 30, 2021, respectively. Cash and short-term securities were $57,822,000 and $45,353,000 as of January 31, 2022 and April 30, 2021, respectively.

The Company’s cash and cash equivalents include $29,081,000 and $18,209,000 at January 31, 2022 and April 30, 2021, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $19,627,000 during the nine months ended January 31, 2022, compared to cash inflows from operations of $10,355,000 during the nine months ended January 31, 2021, respectively. The increase in cash flows from fiscal 2021 to fiscal 2022 is primarily attributable to higher net income, an increase in cash receipts from EAM, the timing of customers’ payments and the timing of Federal Income tax payments.

Cash from investing activities

The Company had cash outflows from investing activities of $1,614,000 during the nine months ended January 31, 2022, compared to cash inflows from investing activities of $7,954,000 for the nine months ended January 31, 2021, respectively. Cash outflows for the nine months ended January 31, 2022, were primarily due to decrease in sales of equity and fixed income securities in fiscal year 2022.

Cash from financing activities

During the nine months ended January 31, 2022, the Company’s cash outflows from financing activities were $7,439,000, compared to cash outflows from financing activities of $7,081,000 for the nine months ended January 31, 2021. During the nine months ended January 31, 2022, cash outflows for financing activities included $1,322,000 for the repurchase of 34,007 shares of the Company’s common stock under the April 17, 2020 and July 16, 2021 board approved common stock repurchase programs. Quarterly dividend payments of $0.22 per share during fiscal year 2022 aggregated $6,307,000. Quarterly regular dividend payments of $0.21 per share during fiscal year 2021 aggregated $6,056,000.

At January 31, 2022 there were 9,529,163 common shares outstanding as compared to 9,579,640 common shares outstanding at January 31, 2021. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA PPP loan, which debt has been forgiven and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months. Management does not anticipate making any additional borrowings during the next twelve months. As of January 31, 2022, retained earnings and liquid assets were $86,216,000 and $57,822,000, respectively. As of April 30, 2021, retained earnings and liquid assets were $72,502,000 and $45,353,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

Fixed income securities consist of securities issued by federal, state and local governments within the United States. As of January 31, 2022 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $598,000 and $597,000, respectively. As of April 30, 2021 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $2,596,000 and $2,600,000, respectively.

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

As of January 31, 2022
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

As of January 31, 2022 and April 30, 2021, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), iShares Preferred & Income Securities ETF (PFF), and other Exchange Traded Funds and common stock equity securities was a combined total $22,746,000 and $19,105,000, respectively, and the fair value was $27,316,000 and $23,582,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2022	Equity Securities and ETFs held for dividend yield	$27,316	30% increase	$35,512	7.64%
			30% decrease	$19,122	-7.64%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2021	Equity Securities and ETFs held for dividend yield	$23,582	30% increase	$30,657	7.81%
			30% decrease	$16,507	-7.81%

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2022 new risk factors have been added to the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2021 filed with the SEC on July 29, 2021. The new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2022. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 1 - 30, 2021	6,074	$41.54	6,074	$1,394,000

December 1 - 31, 2021	3,944	41.88	3,944	1,229,000

January 1 - 31, 2022	7,400	52.35	7,400	841,000
Total	17,418	$46.21	17,418	$841,000

March 14, 2022				$2,000,000

All shares were repurchased pursuant to authorization of the Board of Directors.

On July 16, 2021, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. On March 14, 2022, the Board reviewed the program and approved a refreshed authorization again in the maximum amount of $2,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

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

Date: March 16, 2022