Form 10-K
period 2022-04-30
VALUE LINE INC
filed 2022-07-26
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

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

☐ Yes ☐ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 29, 2021 was $31,447,614.

There were 9,474,814 shares of the registrant’s Common Stock outstanding at June 30, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2022 Annual Meeting of Shareholders, to be held on October 7, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Cautionary Statement Regarding Forward-Looking Information

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	maintaining revenue from subscriptions for the Company’s digital and print published products;
●	changes in investment trends and economic conditions, including global financial issues;
●	changes in Federal Reserve policies affecting interest rates and liquidity along with resulting effects on equity markets;
●	protecting intellectual property rights in Company methods and trademarks;
●	protecting confidential information including customer confidential or personal information that we may possess;
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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended April 30, 2022; and other risks and uncertainties arising from time to time.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2022, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2022” are to the twelve month period from May 1, 2021 to April 30, 2022;

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

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2022, owns 90.79% of the outstanding shares of the common stock of the Company.

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

The comprehensive research services (The Value Line Investment Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line 600, and The Value Line Fund Advisor Plus) provide both statistical and text coverage of a large number of investment securities, with an emphasis placed on Value Line’s proprietary research, analysis and statistical ranks. The Value Line Investment Survey is the Company’s flagship service, published each week in print and daily on the web.

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, Value Line Select: ETFs, The Value Line Special Situations Service®, The Value Line M&A Service, The Value Line Climate Change Investing Service, and The Value Line Information You Should Know Wealth Newsletter) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections, highlighting monthly a stock with strong return potential and reasonable risk.  Value Line Select: Dividend Income & Growth represents Value Line's targeted coverage of dividend paying stocks with good growth potential. Value Line Select: ETFs recommends a new ETF for purchase each month. The Value Line Special Situations Service provides in-depth research analysis on selected small and mid-cap stocks. The Value Line M&A Service recommends stocks of companies that Value Line thinks may be acquired by other corporations or private equity firms. The Value Line Climate Change Investing Service recommends stocks that should benefit from addressing the challenge of climate change. The Value Line Information You Should Know Wealth Newsletter provides insightful information on various personal finance topics.

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

The print and digital services include, but are not limited to the following:

The Value Line Investment Survey

The Value Line Investment Survey is an investment periodical research service providing both timely articles on economic, financial and investment matters and analysis and ranks for equity securities. Two of the evaluations for covered equity securities are "Timeliness™" and "Safety™”. “Timeliness” Ranks relate to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the stock coverage universe. Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative Financial Strength and its stock's Price Stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant. The Value Line Investment Survey is comprised of three parts: The "Summary & Index" provides updated Timeliness and Safety Ranks, selected financial data, and "screens" of key financial measures; the "Ratings & Reports" section contains updated reports on 120-140 stocks each week; and the “Selection & Opinion” section provides economic commentary and data, general interest articles, and four model portfolios managed by analysts covering a range of investment approaches. A fifth model portfolio, the Aggressive Growth portfolio, is included in the weekly “Ratings & Reports”, as well as in the weekly subscriber-only email newsletter.

The Value Line Investment Survey - Small and Mid-Cap

   The Value Line Investment Survey - Small and Mid-Cap is an investment research product introduced in 1995 that provides short descriptions of and extensive data for small and medium-capitalization stocks, many listed on The NASDAQ Exchange, beyond the equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey. Like The Value Line Investment Survey, the Small and Mid-Cap has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures and two model portfolios. The print portion of the service is issued monthly. The 400 stocks of the Small & Mid-Cap universe selected for inclusion in the print component of the service are those of most importance to subscribers and are mailed to subscribers in updated monthly groups of approximately 130 each. This provides coverage of each of the 400 stocks once per quarter. Each stock is covered 4 times per year – once per quarterly cycle. The Digital component of the service remains unchanged -- updated weekly with the complete stock coverage universe available for review. The Performance Rank is based on facts, such as earnings growth and price momentum, and is designed to predict relative price performance over the next six to twelve months. The principal differences between the Small and Mid-Cap Survey and The Value Line Investment Survey are that the Small and Mid-Cap Survey does not include Value Line’s Timeliness Ranks and price targets, financial forecasts, analyst commentary, or a Selection & Opinion section. These modifications allow VLP to offer this service at a lower price.

The Value Line Fund Advisor Plus

            The Value Line Mutual Fund Ranking System was introduced in 1993. It is the system utilized in the Fund Advisor Plus product, a 48-page newsletter featuring load, no-load, and low-load open-end mutual funds. Each issue offers strategies for maximizing total return, and highlights of specific mutual funds. It also includes information about retirement planning and industry news. A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of approximately 20,000 mutual funds, including screening tools and full-page printable reports on each fund. Four model portfolios are also part of the service. One recommends specific U.S. mutual funds from different objective groups, while the other highlights similar exchange traded funds (ETFs). The remaining two highlight mutual funds and ETFs globally. The Value Line Fund Advisor Plus contains data on approximately 20,000 no-load and low-load funds and a digital screener.

The Value Line Special Situations Service

            The Value Line Special Situations Service’s core focus is on smaller companies whose equity securities are perceived by Value Line’s analysts as having exceptional appreciation potential. This publication was introduced in 1951.

The Value Line Daily Options Survey

          The Value Line Daily Options Survey is a daily digital service that evaluates and ranks approximately 500,000 U.S. equity and equity index options. Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only offered as an online subscription.

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

The Value Line 600

          The Value Line 600 is a monthly publication, which contains full-page research reports on approximately 600 equity securities. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. As a lower priced service, it offers investors who want the same type of analysis provided in The Value Line Investment Survey, but who do not want or need coverage of all the companies covered by that product a suitable alternative. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics, including proprietary ranks and ratings.

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

Value Line Investment Analyzer

         Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing more than 230 data fields for various industries and indices and for the stocks covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply numerous charting and graphing variables for comparative research.  In addition to containing digital replicas of the entire Value Line Investment Survey, the Value Line Investment Analyzer includes 20-minute delayed data updates through its integration with the Value Line databases via the Internet.  Value Line Investment Analyzer Professional is a more comprehensive product which covers some 5,500 stocks and allows subscribers to create both standardized and customized screens.

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

Estimates and Projections DataFile

          This DataFile offering contains the proprietary estimates and projections from Value Line analysts on companies that account for more than 90% of the value of all stocks traded on U.S. exchanges. Data includes earnings, sales, cash flow, book value, margin, and other popular fields. Estimates are for the current year and next year, while projections encompass the three to five year period.

Mutual Fund DataFile

         The Value Line Mutual Fund DataFile covers approximately 20,000 mutual funds with up to 20 years of historical data with more than 200 data fields. The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other important mutual fund data fields. This file is updated monthly and delivered via FTP.

Value Line Research Center

The Value Line Research Center provides on-line access to select Company investment research services covering stocks, mutual funds, options, ETFs, and special situations stocks. This service includes full digital subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap, The New Value Line ETFs Service and The Value Line Special Situations Service. For our library subscribers, the Research Center also includes the Value Line Climate Change Investing Service. Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history. The Value Line Research Center has the ability to track model portfolios (large, small and mid-cap) as well as providing ranks and news.

Digital Services

The Value Line Investment Survey - Smart Investor offers digital access to full page reports, analyst commentary and Value Line proprietary ranks with coverage on stocks that comprise over 90% of the value of all stocks that trade on U.S. exchanges. Online tools include a screener, alerts, watch-lists and charting. Print capabilities are included.

The Value Line Investment Survey - Savvy Investor offers digital access to full page reports and Value Line proprietary ranks on the stocks of both The Investment Survey (Smart Investor) and The Small Cap Investor. Online tools include a screener, alerts, watch-lists and charting. Print capabilities are included.

The Value Line Investment Survey - Small Cap Investor offers digital access to full page reports and Value Line proprietary ranks and short descriptions of and extensive data for small and medium-capitalization stocks generally with market capitalizations under $10 billion. One year of history is included. Online tools include a screener, alerts, watch-lists and charting. Print capabilities are included.

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

Value Line Pro Basic digital service has coverage on stocks that comprise over 90% of the value of all stocks that trade on U.S. exchanges included in The Value Line Investment Survey®, drawn from 100 industries,. There are over 200 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line Pro Elite digital service includes The Value Line Investment Survey®  and The Value Line Investment Survey® — Small & Mid-Cap. Pro Elite service package aimed at professional industry includes digital access to full page reports and Value Line proprietary ranks on stocks representing 95% of daily U.S. trading volume. In addition, our database of mostly microcap firms adds more than 2,000 additional names. Five years’ history is included. Online tools include a screener, alerts, watch-lists and charting. Downloading and print capabilities are included.

The Value Line Investment Survey – Library Basic has coverage on stocks that comprise over 90% of the value of all stocks that trade on U.S. exchanges included in The Value Line Investment Survey, drawn from nearly 100 industries. There are over 200 data fields that can be applied to help you make more informed decisions. Value Line has led its subscribers towards financial success by satisfying the demand for actionable insights and tools to manage equity investments.

The Value Line Investment Survey – Library Elite offers libraries digital access to full reports, analyst commentary and Value Line proprietary ranks on stocks representing 95% of daily U.S. trading volume, along with one year of fully-detailed history. Online tools include a screener, and charting. Print capabilities are included.

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

The Company maintains a significant interest in the cash flows generated by EAM and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2022, were $3.36 billion, which is $1.6 billion, or 32.4%, below total assets of $4.96 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2021.

Total net assets of the Value Line Funds at April 30, 2022, were:
($ in thousands)

Value Line Asset Allocation Fund	$1,272,552
Value Line Capital Appreciation Fund	516,143
Value Line Mid Cap Focused Fund	430,815
Value Line Small Cap Opportunities Fund	419,373
Value Line Select Growth Fund	401,478
Value Line Larger Companies Focused Fund	272,529
Value Line Core Bond Fund	44,736

Total EAM managed net assets	$3,357,626

Investment management fees and distribution service fees (“12b-1 fees”) vary among the Value Line Funds and may be subject to certain limitations. Certain investment strategies among the equity funds include, but are not limited to, reliance on the Value Line Timeliness ™ Ranking System (the “Ranking System”) and/or the Value Line Performance Ranking System in selecting securities for purchase or sale. Each Ranking System seeks to compare the estimated probable market performance of each stock during the next six to twelve months to that of all stocks under review in each system and ranks stocks on a scale of 1 (highest) to 5 (lowest). All the stocks followed by the Ranking System are listed on U.S. stock exchanges or traded in the U.S. over-the-counter markets. Prospectuses and annual reports for each of the Value Line open end mutual funds are available on the Funds’ website www.vlfunds.com. Each mutual fund may use "Value Line" in its name only to the extent permitted by the terms of the EAM Declaration of Trust.

D. Wholly-Owned Operating Subsidiaries

  Wholly-owned operating subsidiaries of the Company as of April 30, 2022 include the following:

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

E. Trademarks

The Company holds trademark and service mark registrations for various names and logos in multiple countries. Value Line believes that these trademarks and service marks provide significant value to the Company and are an important factor in the marketing of its products and services, as well as in the marketing of the Value Line Funds, now managed by EAM. The Company maintains registrations of all active and eligible trademarks.

F. Investments

As of April 30, 2022 and April 30, 2021, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $28,122,000 and $26,182,000, respectively, including equity securities and available-for-sale fixed income securities on the Consolidated Balance Sheets. As of April 30, 2022 and April 30, 2021, the Company held equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities. As of April 30, 2022 and April 30, 2021, the Company held fixed income securities classified as available-for-sale, that consist of securities issued by federal, state and local governments within the United States.

G. Employees

At April 30, 2022, the Company and its subsidiaries employed 140 people.

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

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2022), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	68	Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co. Mr. Brecher has been an officer of the Company for more than 20 years.

Stephen R. Anastasio	63	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

As of April 30, 2022, AB&Co., Inc. beneficially owned 90.79% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet sof office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, was reduced to $305,000 on September 30, 2021 and is to be fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

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

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2022 was 30. As of April 29, 2022, the closing stock price was $65.47.

The reported high and low prices and the dividends declared on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Regular Dividend Declared Per Share

April 30, 2022	$91.72	$52.61	$0.25
January 31, 2022	$61.79	$33.46	$0.22
October 31, 2021	$39.51	$30.44	$0.22
July 31, 2021	$33.77	$28.60	$0.22

April 30, 2021	$33.00	$26.53	$0.22
January 31, 2021	$35.95	$25.40	$0.21
October 31, 2020	$31.80	$23.76	$0.21
July 31, 2020	$34.00	$20.46	$0.21

On July 22, 2022, the Board of Directors of Value Line declared a quarterly dividend of $0.25 per share to shareholders of record as of August 1, 2022 to be paid on August 11, 2022.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2022.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2022. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2022 through February 28, 2022	7,000	$57.62	7,000	$438,000
March 1, 2022 through March 31, 2022	435	67.74	435	1,970,000
April 1, 2022 through April 30, 2022	11,885	61.35	11,885	1,241,000
Total	19,320	$60.14	19,320	$1,241,000

(1)

On March 14, 2022, the Company's Board of Directors approved a renewal of a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000.

(2)

On May 31, 2022, the Company's Board of Directors approved a renewal of a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set price limit and no expiration date.

During fiscal 2022, the Company repurchased an aggregate 53,327 shares of the Company's common stock for $2,484,000 at an average price of $46.57 per share including a repurchase of an aggregate 12,320 shares of the Company's common stock for $759,000 at an average price of $61.58 per share under the repurchase program authorized on March 14, 2022.

During fiscal 2021, the Company repurchased an aggregate of 53,551 shares of the Company's common stock for $1,526,000 at an average price of $28.50 per share. During fiscal 2020, the Company repurchased an aggregate of 46,840 shares of the Company's common stock for $1,214,000 at an average price of $25.91 per share.

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

Business Environment

The U.S. business expansion appears to be slowing at mid-year 2022. The nation’s gross domestic product (GDP) contracted by an estimated annualized rate of 1.6% in the first calendar quarter, hurt by elevated import growth and lower inventory restocking over the first three months of the year. There are a number of headwinds in place that point to a slower pace of expansion ahead; nor can a recession be ruled out.

Persistently high inflation, fueled by disruptions to global commodity prices from the war in Ukraine, rising labor market wages, and renewed COVID-19 mandated lockdowns in China, is continuing to erode consumer purchasing power. Higher borrowing costs are taking a toll on demand in the housing and homebuilding markets, the second-largest contributor to GDP after the consumer sector.

This changing business climate comes as the Federal Reserve continues to appear committed to aggressively tightening the monetary reins in an effort to slow demand and ultimately combat stubbornly high prices. This more-restrictive monetary policy stance likely includes a number of potential hikes to the benchmark short-term interest rate by year’s end, and the Fed will be continuing its monthly reduction of the central bank’s holdings of Treasury bonds and mortgage-backed securities.

The Fed will be challenged with crafting a monetary tightening course that can stabilize prices, part of its dual mandate along with fostering full employment, while producing a “soft landing” for the economy. Any missteps in policy could potentially push the economy into a period of recession or stagflation, where high inflation accompanies slowing growth and rising unemployment.

Results of Operations for Fiscal Years 2022, 2021 and 2020

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,			Change
($ in thousands, except earnings per share)	2022	2021	2020	'22 vs. '21	'21 vs. '20
Income from operations	$10,800	$7,535	$9,090	43.3%	-17.1%
Gain on forgiveness of SBA loan	2,331	-	-	n/a	n/a
Non-voting revenues and non-voting profits interests from EAM Trust	18,041	17,321	12,350	4.2%	40.3%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust and gain on SBA loan forgiveness	31,172	24,856	21,440	25.4%	15.9%
Operating expenses	29,725	32,857	31,209	-9.5%	5.3%
Investment gains	(534)	5,420	(789)	n/a	n/a
Income before income taxes	$30,638	$30,276	$20,651	1.2%	46.6%
Net income	$23,822	$23,280	$14,943	2.3%	55.8%
Earnings per share	$2.50	$2.43	$1.55	2.9%	56.8%

During the twelve months ended April 30, 2022, the Company’s net income of $23,822,000, or $2.50 per share, was 2.3% above net income of $23,280,000, or $2.43 per share, for the twelve months ended April 30, 2021. During the twelve months ended April 30, 2022, the Company’s income from operations of $10,800,000 was 43.3% above income from operations of $7,535,000 during the twelve months ended April 30, 2021. For the twelve months ended April 30, 2022, operating expenses decreased 9.5% below those during the twelve months ended April 30, 2021. The largest factors in the increase in net income during the twelve months ended April 30, 2022, compared to the prior fiscal year, were a gain on forgiveness by the SBA of the Company’s PPP loan, an increase in copyright fees, an increase from revenues and profits interests in EAM Trust and well controlled expenses.

During the twelve months ended April 30, 2022, there were 9,544,421 average common shares outstanding as compared to 9,596,912 average common shares outstanding during the twelve months ended April 30, 2021.

During the three months ended April 30, 2022, the Company’s net income of $3,807,000, or $0.40 per share, was 37.1% below net income of $6,051,000, or $0.64 per share, for the three months ended April 30, 2021. During the three months ended April 30, 2022, the Company’s income from operations of $2,923,000 was 248.8% above income from operations of $838,000 during the three months ended April 30, 2021 due to an increase in copyright fees and well controlled expenses in the fourth fiscal quarter of 2022.

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

During the twelve months ended April 30, 2020, the Company’s income from operations of $9,090,000 was $3,677,000 or 67.9% above income from operations of $5,413,000 in the prior fiscal year. During the twelve months ended April 30, 2020, there were 9,646,885 average common shares outstanding as compared to 9,683,771 average common shares outstanding in the prior fiscal year. For the twelve months ended April 30, 2020, operating expenses increased 1.2% above those in the prior fiscal year. During the twelve months ended April 30, 2020, the Company’s net income of $14,943,000, or $1.55 per share, was $2,934,000 or 24.4% above net income of $12,009,000, or $1.24 per share in the prior fiscal year.

During the three months ended April 30, 2020, the Company’s income from operations of $1,307,000 was 34.7% above income from operations of $970,000 during the corresponding three months in the prior fiscal year. During the three months ended April 30, 2020, the Company’s net income of $1,807,000, or $0.19 per share, was 36.2% below net income of $2,833,000, or $0.29 per share in the prior fiscal year.

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2022	2021	2020	'22 vs. '21	'21 vs. '20
Investment periodicals and related publications:
Print	$11,253	$11,929	$12,351	-5.7%	-3.4%
Digital	15,892	15,700	15,277	1.2%	2.8%
Total investment periodicals and related publications	27,145	27,629	27,628	-1.8%	0.0%
Copyright fees	13,380	12,763	12,671	4.8%	0.7%
Total operating revenues	$40,525	$40,392	$40,299	0.3%	0.2%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2022		2021		2020
	Print	Digital	Print	Digital	Print	Digital
New Sales	11.7%	13.0%	14.6%	15.4%	10.0%	15.8%
Renewal Sales	88.3%	87.0%	85.4%	84.7%	90.0%	84.2%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2022, new sales of print and digital publications decreased as a percent of the total gross sales versus the prior fiscal year. During the twelve months ended April 30, 2022, renewal sales of print and digital publications increased as a percent of the total gross sales versus the prior fiscal year as a result of increased efforts by our in-house Retail and Institutional Sales departments.

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

	As of April 30,			Change
($ in thousands)	2022	2021	2020	'22 vs. '21	'21 vs. '20

Unearned subscription revenue (current and long-term liabilities)	$23,773	$25,088	$24,738	-5.2%	1.4%

A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $27,145,000 (excluding copyright fees) during the twelve months ended April 30, 2022 were 1.8% below publishing revenues of $27,629,000, which included an extra week of servings for the weekly print products during the twelve months ended April 30, 2021, (decreased 1.1% excluding the extra week of print products servings), as compared to the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at April 30, 2022, was 4.7% below total product line circulation at April 30, 2021. During the twelve months ended April 30, 2022, Institutional Sales department generated total sales orders of $13,853,000 and the retail telemarketing sales team generated total sales orders of $8,292,000.

Total print circulation at April 30, 2022 was 7.6% below the total print circulation at April 30, 2021. During the twelve months ended April 30, 2022, print publication revenues of $11,253,000, decreased 5.7%, below print publication revenues of $11,929,000, which included the extra week of servings for the weekly print products during the twelve months ended April 30, 2021, (decreased 4.2% excluding the extra week of print products servings) as compared to the prior fiscal year. Total digital circulation at April 30, 2022 was comparable to total digital circulation at April 30, 2021. During the twelve months ended April 30, 2022, digital revenues of $15,892,000 were up 1.2% partially offsetting the decrease in revenues from print publications, as compared to the prior fiscal year.

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

Investment periodicals and related publications revenues of $27,628,000 (excluding copyright fees), decreased 4.1% during the twelve months ended April 30, 2020, as compared to the prior fiscal year. Total product line circulation at April 30, 2020, was 5.4% below total product line circulation in the prior fiscal year. During the twelve months ended April 30, 2020, Institutional Sales department generated total sales orders of $13,566,000 and the retail telemarketing sales team generated total sales orders of $8,322,000.

Print publication revenues of $12,351,000, decreased 7.4%, during the twelve months ended April 30, 2020, as compared to the prior fiscal year as a result of a 6.1% decline in total print circulation in fiscal 2020. Total digital circulation at April 30, 2020, was 4.4% below total digital circulation in the prior fiscal year, however, digital publications revenues of $15,277,000 during the twelve months ended April 30, 2020, were only 1.3% below the prior fiscal year, as higher-priced subscriptions were generally retained.

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

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended April 30, 2022, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 15.3% compared to the Russell 2000 Index’s decrease of 18.9% during the comparable period. During the twelve month period ended April 30, 2021, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 10.3% compared to the Russell 2000 Index’s decrease of 17.8% during the comparable period.

Copyright fees

During the twelve months ended April 30, 2022, copyright fees of $13,380,000 were 4.8% above those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2021, copyright fees of $12,763,000 were 0.7% above those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2020, copyright fees of $12,671,000 were 70.4% above those in the prior fiscal year. The Company negotiated in fiscal year 2020 with the sponsor of the largest component (an ETF) in the program, the restructuring of the Company’s asset based fees and overall fees of the ETF in light of the competitive market.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2022, were $3.36 billion, which is $1.6 billion, or 32.4%, below total assets of $4.96 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2021. The decrease in net assets was primarily due to fund shareholder redemptions, closing of two variable annuity funds, and significant market declines.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2021, were $4.96 billion, which is $1.4 billion, or 38.8%, above total assets of $3.58 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2020.

Value Line Funds experienced net redemptions and the associated net asset outflows (redemptions less new sales) in fiscal 2022 and fiscal 2021.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors and/or their investment advisors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds and fixed income funds as of April 30, 2022, 2021 and 2020.

Asset Flows

For the Years Ended April 30,	2022	2021	2020	2022	2021
				vs.	vs.
				2021	2020
Value Line equity fund assets (excludes variable annuity)— beginning	$4,432,630,658	$3,107,549,794	$2,582,416,326	42.6%	20.3%
Sales/inflows	489,135,580	1,444,784,921	1,516,434,399	-66.1%	-4.7%
Dividends/Capital Gains Reinvested	350,143,149	245,356,118	206,956,280	42.7%	18.6%
Redemptions/outflows	(1,228,854,315)	(1,265,805,045)	(1,006,449,848)	-2.9%	25.8%
Dividend and Capital Gain Distributions	(365,486,450)	(257,754,064)	(214,033,328)	41.8%	20.4%
Market value change	(364,678,944)	1,158,498,934	22,225,964	-131.5%	5112.4%
Value Line equity fund assets (non-variable annuity)— ending	3,312,889,678	4,432,630,658	3,107,549,794	-25.3%	42.6%
Variable annuity fund assets — beginning	$431,605,833	$365,271,893	$402,171,626	18.2%	-9.2%
Sales/inflows	4,277,236	4,494,490	3,489,595	-4.8%	28.8%
Dividends/Capital Gains Reinvested	329,335,773	46,943,739	34,384,214	601.6%	36.5%
Redemptions/outflows (1)	(444,323,548)	(48,782,673)	(50,911,955)	810.8%	-4.2%
Dividend and Capital Gain Distributions	(329,335,773)	(46,943,739)	(34,384,214)	601.6%	36.5%
Market value change	8,440,479	110,622,123	10,522,627	-92.4%	951.3%
Variable annuity fund assets — ending	0	431,605,833	365,271,893	-100.0%	18.2%
Fixed income fund assets — beginning	$100,536,371	$103,255,601	$106,204,372	-2.6%	-2.8%
Sales/inflows	2,519,668	2,690,636	5,872,737	-6.4%	-54.2%
Dividends/Capital Gains Reinvested	1,140,663	1,810,046	2,247,503	-37.0%	-19.5%
Redemptions/outflows (2)	(52,180,984)	(8,240,615)	(13,556,768)	533.2%	-39.2%
Dividend and Capital Gain Distributions	(1,219,715)	(2,084,557)	(2,578,873)	-41.5%	-19.2%
Market value change	(6,059,508)	3,105,260	5,066,630	-295.1%	-38.7%
Fixed income fund assets — ending	44,736,495	100,536,371	103,255,601	-55.5%	-2.6%
Assets under management — ending	$3,357,626,173	$4,964,772,862	$3,576,077,288	-32.4%	38.8%

(1)	Guardian Insurance redeemed from Value Line Centurion and Value Line Strategic Asset Management on April 29, 2022 and the two funds were closed.

(2)

The Value Line Tax Exempt Fund liquidated November 2021. The liquidation of the Tax-Exempt Fund cost $50 million in assets – lost from assets under management, and was an EAM decision not within the list of items requiring consent by the Company under the Declaration of Trust.

As of April 30, 2022 three of six Value Line equity and hybrid mutual funds held an overall four or five star rating by Morningstar, Inc. The Advisor/Independent Broker Dealer channel has successfully become the largest channel for sales and distribution of The Value Line Funds.

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the twelve months ended April 30, 2022, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $29,598,000, 12b-1 fees and other fees of $9,310,000 and other net losses of $20,000. For the same period, total investment management fee waivers were $547,000 and 12b-1 fee waivers were $644,000. During the twelve months ended April 30, 2022, EAM's net income was $4,284,000 after giving effect to Value Line’s non-voting revenues interest of $15,899,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The gross fees and net income of EAM’s investment management operations during the twelve months ended April 30, 2021, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $29,022,000, 12b-1 fees and other fees of $9,604,000 and other net income of $361,000. For the same period, total investment management fee waivers were $121,000 and 12b-1 fee waivers for three Value Line Funds were $651,000. During the twelve months ended April 30, 2021, EAM's net income was $4,262,000 after giving effect to Value Line’s non-voting revenues interest of $15,190,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The gross fees and net income of EAM’s investment management operations during the twelve months ended April 30, 2020, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $21,985,000, 12b-1 fees and other fees of $8,436,000 and other net losses of $156,000. For the same period, total investment management fee waivers were $302,000 and 12b-1 fee waivers for three Value Line Funds were $667,000. During the twelve months ended April 30, 2020, EAM's net income was $2,332,000 after giving effect to Value Line’s non-voting revenues interest of $11,184,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of April 30, 2022, one of the Value Line Funds has full or partial 12b-1 fees waivers in place, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 98.7% and fixed income fund assets represent 1.3%, respectively, of total fund assets under management (“AUM”) as of April 30, 2022. At April 30, 2022, equity and hybrid AUM decreased by 25.3% and fixed income AUM decreased by 55.5% as compared to fiscal 2021.

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

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the fourth quarter of fiscal 2022 was 54.0%.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2022	2021	2020	'22 vs. '21	'21 vs. '20
Non-voting revenues interest	$15,899	$15,190	$11,184	4.7%	35.8%
Non-voting profits interest	2,142	2,131	1,166	0.5%	82.8%
	$18,041	$17,321	$12,350	4.2%	40.3%

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2022	2021	2020	'22 vs. '21	'21 vs. '20
Advertising and promotion	$3,223	$3,745	$3,350	-13.9%	11.8%
Salaries and employee benefits	17,323	18,865	18,189	-8.2%	3.7%
Production and distribution	5,003	5,440	4,945	-8.0%	10.0%
Office and administration	4,176	4,807	4,725	-13.1%	1.7%
Total expenses	$29,725	$32,857	$31,209	-9.5%	5.3%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $29,725,000 during the twelve months ended April 30, 2022, were 9.5% below those during the twelve months ended April 30, 2021 as a result of cost controls in fiscal year 2022. Operating expenses of $7,205,000 during the three months ended April 30, 2022, were 18.9% below those during the three months ended April 30, 2021.

Operating expenses of $32,857,000 during the twelve months ended April 30, 2021, were 5.3% above those during the twelve months ended April 30, 2020. Operating expenses of $8,886,000 during the three months ended April 30, 2021, were 4.6% above those during the three months ended April 30, 2020.

Operating expenses of $31,209,000 during the twelve months ended April 30, 2020, were 1.2% above those in the prior fiscal year.

Advertising and promotion

During the twelve months ended April 30, 2022, advertising and promotion expenses of $3,223,000 decreased 13.9% as compared to the prior fiscal year.  During the twelve months ended April 30, 2022, decreases were primarily due to a decline in direct mail campaigns and lower media marketing and lower institutional sales commissions.  Total sales commissions decreased 8% during the twelve months ended April 30, 2022.

During the twelve months ended April 30, 2021, advertising and promotion expenses of $3,745,000 increased 11.8% as compared to the prior fiscal year. During the twelve months ended April 30, 2021, increases were primarily due to advertising expenses and institutional sales promotion. Total sales commissions increased by $110,000 during the twelve months ended April 30, 2021. During the twelve months ended April 30, 2021, Institutional gross sales increased by $1.5 million and the retail telemarketing gross sales orders increased by $336,000 above the prior fiscal year.

During the twelve months ended April 30, 2020, advertising and promotion expenses of $3,350,000, decreased 1.6% as compared to the prior fiscal year. During the twelve months ended April 30, 2020, an increase in media marketing expenses and institutional sales promotion was offset by a 15.7% decrease in direct marketing expenses. During the twelve months ended April 30, 2020, sales commissions decreased 3.7% as compared to the prior fiscal year.

Salaries and employee benefits

During the twelve months ended April 30, 2022, salaries and employee benefits of $17,323,000 decreased 8.2% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from a reduced employee headcount in fiscal year 2022 along with a decrease in Profit Sharing employee benefits expense.

During the twelve months ended April 30, 2021, salaries and employee benefits of $18,865,000 increased 3.7% above the prior fiscal year. The increase during the twelve months ended April 30, 2021, was primarily due to increases in Profit Sharing employee benefits expense during fiscal 2021 and increases in salaries and employee benefits.

During the twelve months ended April 30, 2020, salaries and employee benefits of $18,189,000, increased 2.3% above the prior fiscal year due to a 47.0% increase in Profit Sharing employee benefits expense during fiscal 2020 and an increase in independent contractors’ costs over the prior year.

During the twelve months ended April 30, 2022, 2021 and 2020, the Company recorded profit sharing expenses of $557,000, $980,000 and $870,000, respectively.

Production and distribution

During the twelve months ended April 30, 2022, production and distribution expenses of $5,003,000 decreased 8.0% below the prior fiscal year, primarily due to decreases in service mailers and distribution expenses and a decrease in production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems.

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

During the twelve months ended April 30, 2020, production and distribution expenses of $4,945,000, decreased 5.3% below the prior fiscal year. During the twelve months ended April 30, 2020, a 1.8% decrease in overall expenses related to renegotiated production support of the Company’s website, maintenance of the Company’s publishing and application software and operating systems and a 56.3% decrease in amortization of internally developed software costs related to digital security and publication production software as compared to the prior fiscal year. In fiscal 2020, printing and distribution costs decreased 9.8% due to a 6.1% decrease in print circulation during the twelve months ended April 30, 2020.

Office and administration

During the twelve months ended April 30, 2022, office and administrative expenses of $4,176,000 decreased 13.1% below the prior fiscal year, primarily due to a reversal of selected settlement reserves and favorable settlement of a disputed fee with a contractor and decreases in outside data processing (communication, server hosting backup, antivirus software).

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

Concentration

During the twelve months ended April 30, 2022, 33.0% of total publishing revenues of $40,525,000 were derived from a single customer. During the twelve months ended April 30, 2021, 31.6% of total publishing revenues of $40,392,000 were derived from a single customer. During the twelve months ended April 30, 2020, 31.4% of total publishing revenues of $40,299,000 were derived from a single customer.

Lease Commitments

On November 30, 2016, Value Line, Inc. received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which was reduced to $305,000 on October 3, 2021 and is to be fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

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

Investment gains / (losses)

	Fiscal Years Ended April 30,			Change
($ in thousands)	2022	2021	2020	'22 vs. '21	'21 vs. '20
Dividend income	$851	$573	$352	48.5%	62.8%
Interest income	18	137	279	-86.9%	-50.9%
Investment gains/(losses) recognized on sale of equity securities during the period	(1,568)	835	(1,075)	n/a	n/a
Unrealized gains/(losses) recognized on equity securities held at the end of the period	167	3,875	(339)	n/a	n/a
Other	(2)	-	(6)	n/a	n/a
Total investment gains/(losses)	$(534)	$5,420	$(789)	n/a	n/a

During the twelve months ended April 30, 2022, the Company’s investment gains, primarily derived from dividend and interest income, investment losses recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2022, resulted in a loss of $534,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2022 and April 30, 2021, were $2,496,000 and $14,902,000, respectively. Proceeds from the sales of equity securities during the twelve months ended April 30, 2022 and April 30, 2021 were $12,039,000 and $8,212,000, respectively. There were no capital gain distributions from ETFs in fiscal 2022 or fiscal 2021.

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

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2022, April 30, 2021 and April 30, 2020 were 22.25%, 23.11% and 27.64%, respectively. The decrease in the effective tax rate during for the twelve months ended April 30, 2022 as compared to April 30, 2021, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA offset by an increase in the state and local income taxes from 2.05% to 3.12% as a result of changes in state and local income tax allocation factors, on deferred taxes in fiscal 2022. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $37,580,000 as of April 30, 2022 and $23,312,000 as of April 30, 2021. These amounts include short-term unearned revenue of $17,688,000 and $19,162,000 reflected in total current liabilities at April 30, 2022 and April 30, 2021, respectively. Cash and short-term securities were $57,825,000 and $45,353,000 as of April 30, 2022 and April 30, 2021, respectively.

The Company’s cash and cash equivalents include $28,965,000 and $18,209,000 at April 30, 2022 and April 30, 2021, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $24,646,000 during the twelve months ended April 30, 2022, compared to cash inflows from operations of $16,410,000 and $13,745,000 during the twelve months ended April 30, 2021 and 2020, respectively. The increase in cash flows from fiscal 2021 to fiscal 2022 is primarily attributable to higher pre-tax income and an increase in cash receipts from EAM and the timing of receipts from copyright programs. The increase in cash flows from fiscal 2020 to fiscal 2021 is primarily attributable to higher net income and an increase in cash receipts from EAM and the timing of receipts from copyright programs.

Cash from investing activities

The Company’s cash outflows from investing activities of $3,389,000 during the twelve months ended April 30, 2022, compared to cash inflows from investing activities of $7,381,000 and cash outflows of $8,657,000 for the twelve months ended April 30, 2021 and April 30, 2020, respectively. Cash outflows for the twelve months ended April 30, 2022, were primarily due to the Company’s decision to invest in additional fixed income securities in fiscal 2022. Cash inflows for the twelve months ended April 30, 2021, were higher than in fiscal 2020 primarily due to the Company’s decision not to reinvest proceeds in fixed income securities in fiscal 2021.

Cash from financing activities

During the twelve months ended April 30, 2022, the Company’s cash outflows from financing activities were $10,889,000 and compared to cash outflows from financing activities of $9,574,000 and $6,627,000 for the twelve months ended April 30, 2021 and 2020, respectively. Cash outflows for financing activities included $2,484,000, $1,526,000 and $1,214,000 for the repurchase of 53,327 shares, 53,551 shares and 46,840 shares of the Company’s common stock under the April 2020, July 2021 and March 2022 board approved common stock repurchase programs, during fiscal years 2022, 2021 and 2020, respectively. During fiscal 2020, the Company applied for and received an SBA loan under the Paycheck Protection Program in the amount of $2,331,000. The obligation to repay the SBA loan under the Paycheck Protection Program was forgiven during fiscal 2022. Quarterly regular dividend payments of $0.22 per share during fiscal 2022 aggregated $8,405,000. Quarterly regular dividend payments of $0.21 per share during fiscal 2021 aggregated $8,068,000. Quarterly regular dividend payments of $0.20 per share during fiscal 2020 aggregated $7,724,000.

At April 30, 2022 there were 9,509,843 common shares outstanding as compared to 9,563,170 common shares outstanding at April 30, 2021. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA loan and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond next year. Management does not anticipate making any additional borrowings during the next twelve months. As of April 30, 2022, retained earnings and liquid assets were $87,645,000 and $57,825,000, respectively. As of April 30, 2021, retained earnings and liquid assets were $72,502,000 and $45,353,000, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes including interim-period accounting for enacted changes in tax laws. The Company adopted this guidance effective May 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

●	Valuation of EAM

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

Contractual Obligations

We are a party to lease contracts which will result in cash payments to landlords in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next five fiscal years and thereafter are (in thousands): $1,597 in 2023; $1,634 in 2024; $1,429 in 2025; $1,461 in 2026; $1,493 in 2027 and $882 thereafter totaling $8,496.

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

Fixed income securities consist of securities issued by federal, state and local governments within the United States. As of April 30, 2022 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $10,505,000 and $10,475,000, respectively. As of April 30, 2021 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $2,596,000 and $2,600,000, respectively.

There was no interest rate risk in fixed income investments in securities with fixed maturities as of April 30, 2022 or April 30, 2021 since the short-term obligations were maturing within one year.

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

As of April 30, 2022 and April 30, 2021, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $13,318,000 and $19,105,000, respectively, and the fair value was $17,647,000 and $23,582,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2022	Equity Securities and ETFs held for dividend yield	$17,647	30% increase	$22,942	4.92%
			30% decrease	$12,353	-4.92%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2021	Equity Securities and ETFs held for dividend yield	$23,582	30% increase	$30,657	7.81%
			30% decrease	$16,507	-7.81%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2022, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control systems over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company administrative and finance personnel have been operating on a near-fully remote basis during the entirety of the fiscal year ended April 30, 2022 as a result of pandemic restrictions and precautions. The internal control systems have remained intact.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Director
(a) Names of Directors, Age as of June 30, 2022 and Principal Occupation	Since
Stephen R. Anastasio* (63). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 30 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (72). Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein has been employed by Value Line, Inc. for more than 25 years. She intends to retire as an employee on July 31, 2022.	2010
Howard A. Brecher* (68). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer of the Company from prior to 2005 to the present; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. from prior to 2005 to the present.	1992

Mr. Brecher has been an officer of the Company for more than 25 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

Stephen P. Davis (70). Retired Deputy Commissioner, New York City Police Department (“NYPD”), from 2014 to 2018. Managing Member, Davis Investigative Group, LLC from 2001 to 2013, and since April, 2018. Mr. Davis served as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He has successfully managed his own business serving the financial services industry and other clients for more than 15 years.	2010
Alfred R. Fiore (66). Retired Chief of Police, Westport, CT from 2004 to 2011. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT for seven years and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (64). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2022, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2022.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2022 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	90.79%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of June 30, 2022, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Name and Address of Beneficial Owner
Stephen R. Anastasio	600	*
Mary Bernstein	200	*
Howard A. Brecher	1,600	*
Stephen P. Davis	200	*
Alfred R. Fiore	400	*
Glenn J. Muenzer	300	*
All directors and executive officers as a group	3,300	*
(6 persons)

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 90.79% of the outstanding shares of the Company’s common stock as of April 30, 2022, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2022 and April 30, 2021, the Company was reimbursed $385,000 and $408,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2022 or April 30, 2021. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2022 and 2021, the Company made payments to AB&Co. for federal income taxes amounting to $5,400,000 and $7,154,000, respectively.

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from the Value Line Mutual Funds and separate accounts business, and 50% of EAM’s net profits.

During the twelve months ended April 30, 2022 and April 30, 2021, the Company recorded income of $18,041,000 and $17,321,000, respectively, consisting of $15,899,000 and $15,190,000, from its non-voting revenues interest in EAM and $2,142,000 and $2,131,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

During the twelve months ended April 30, 2020, the Company recorded income of $12,350,000, consisting of $11,184,000, from its non-voting revenues interest in EAM and $1,166,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $3,657,000 and $4,664,000 at April 30, 2022 and April 30, 2021, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2022 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees billed by the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2022	2021	2020
Audit fees	$159,470	$155,400	$155,750
Audit-related fees	11,310	9,375	12,320
Tax related fees	177,315	171,700	124,395
Total	$348,095	$336,475	$292,465

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees billed by Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2022, 2021 and 2020 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2021 filed with the SEC on July 29, 2021.

21.1	List of subsidiaries of Value Line, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2022. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

* Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Dated: July 26, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer

Glenn Muenzer

Director

/s/ Stephen P. Davis

Stephen Davis

Director

/s/ Alfred R. Fiore

Alfred Fiore

Director

/s/ Mary Bernstein

Mary Bernstein

Director

Dated: July 26, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Value Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries (the “Company”) as of April 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Investment in Unconsolidated Entity

As described in note 4 to the consolidated financial statements, the Company uses the equity method of accounting to report its investment in its unconsolidated entity. As of April 30, 2022, the carrying value of the investment was $59,971,000. On an annual basis, management performs an impairment assessment to ensure that the carrying value of the investment in its unconsolidated entity is properly reflected.

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

New York, NY

July 26, 2022

Part II
Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2022	2021

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $28,965 and $18,209, respectively)	$29,703	$19,171
Equity securities	17,647	23,582
Available-for-sale Fixed Income securities	10,475	2,600
Accounts receivable, net of allowance for doubtful accounts of $31 and $36, respectively	1,677	3,985
Prepaid and refundable income taxes	588	616
Prepaid expenses and other current assets	1,248	1,282
Total current assets	61,338	51,236

Long term assets:
Investment in EAM Trust	59,971	60,977
Restricted money market investments	305	469
Property and equipment, net	7,058	8,311
Capitalized software and other intangible assets, net	71	143
Total long term assets	67,405	69,900

Total assets	$128,743	$121,136

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,314	$2,077
Accrued salaries	1,137	1,163
Dividends payable	2,378	2,104
Accrued taxes on income	2	-
Loan obligation-short term	-	2,331
Operating lease obligation-short term	1,239	1,087
Unearned revenue	17,688	19,162
Total current liabilities	23,758	27,924

Long term liabilities:
Unearned revenue	6,085	5,926
Operating lease obligation-long term	6,129	7,368
Deferred income taxes	13,126	12,905
Total long term liabilities	25,340	26,199
Total liabilities	49,098	54,123

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	87,645	72,502
Treasury stock, at cost (490,157 shares and 436,830 shares, respectively)	(9,967)	(7,483)
Accumulated other comprehensive income, net of tax	(24)	3
Total shareholders' equity	79,645	67,013

Total liabilities and shareholders' equity	$128,743	$121,136

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2022	2021	2020

Revenues:
Investment periodicals and related publications	$27,145	$27,629	$27,628
Copyright fees	13,380	12,763	12,671
Total publishing revenues	40,525	40,392	40,299

Expenses:
Advertising and promotion	3,223	3,745	3,350
Salaries and employee benefits	17,323	18,865	18,189
Production and distribution	5,003	5,440	4,945
Office and administration	4,176	4,807	4,725
Total expenses	29,725	32,857	31,209
Income from operations	10,800	7,535	9,090

Gain on forgiveness of SBA loan	2,331	-	-

Revenues interest in EAM Trust	15,899	15,190	11,184
Profits interest in EAM Trust	2,142	2,131	1,166
Investment gains/(losses)	(534)	5,420	(789)
Income before income taxes	30,638	30,276	20,651
Income tax provision	6,816	6,996	5,708
Net income	$23,822	$23,280	$14,943

Earnings per share, basic & fully diluted	$2.50	$2.43	$1.55

Weighted average number of common shares	9,544,421	9,596,912	9,646,885

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2022	2021	2020

Net income	$23,822	$23,280	$14,943

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on Fixed Income securities, net of taxes	(27)	(128)	97
Other comprehensive income/(loss)	(27)	(128)	97
Comprehensive income	$23,795	$23,152	$15,040

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$23,822	$23,280	$14,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,336	1,293	266
Investment (gains)/losses	1,402	(4,710)	1,414
Non-voting profits interest in EAM Trust	(2,142)	(2,131)	(1,166)
Non-voting revenues interest in EAM Trust	(15,899)	(15,190)	(11,184)
Revenues distribution received from EAM Trust	16,608	13,907	10,588
Profits distributions received from EAM Trust	2,439	1,602	1,222
Full forgiveness of SBA, PPP loan	(2,331)	-	-
Deferred rent	(1,087)	(962)	99
Deferred income taxes	(89)	543	154
Changes in operating assets and liabilities:
Unearned revenue	(1,315)	350	(745)
Accounts payable & accrued expenses	(763)	21	(12)
Accrued salaries	(26)	18	(66)
Accrued taxes on income	321	(1,487)	898
Prepaid and refundable income taxes	28	(616)	254
Prepaid expenses and other current assets	34	39	14
Accounts receivable	2,308	453	(2,934)
Total adjustments	824	(6,870)	(1,198)
Net cash provided by operating activities	24,646	16,410	13,745

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	12,039	8,212	4,387
Purchases of equity securities	(7,508)	(12,958)	(9,302)
Proceeds from sales of Fixed Income securities	2,496	14,902	8,663
Purchases of Fixed Income securities	(10,405)	(2,597)	(12,403)
Acquisition of property and equipment	(11)	(33)	(2)
Expenditures for capitalized software	-	(145)	-
Net cash provided by/(used in) investing activities	(3,389)	7,381	(8,657)

Cash flows from financing activities:
Purchase of treasury stock at cost	(2,484)	(1,526)	(1,214)
Proceeds from SBA loan	-	-	2,331
Receivable from clearing broker	-	608	(608)
Payable to clearing broker	-	(588)	588
Dividends paid	(8,405)	(8,068)	(7,724)
Net cash used in financing activities	(10,889)	(9,574)	(6,627)
Net change in cash and cash equivalents	10,368	14,217	(1,539)
Cash, cash equivalents and restricted cash at beginning of year	19,640	5,423	6,962
Cash, cash equivalents and restricted cash at end of year	$30,008	$19,640	$5,423

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Fiscal Years Ended April 30, 2022, 2021 and 2020
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

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2021	10,000,000	$1,000	$991	(436,830)	$(7,483)	$72,502	$3	$67,013

Net income						23,822		23,822
Change in unrealized gains on
Fixed Income securities, net of taxes							(27)	(27)
Purchase of treasury stock				(53,327)	(2,484)			(2,484)
Dividends declared						(8,679)		(8,679)
Balance as of April 30, 2022	10,000,000	$1,000	$991	(490,157)	$(9,967)	$87,645	$(24)	$79,645

Dividends declared per share were $0.22 for each of the three months ended July 31, 2021, October 31, 2021 and January 31, 2022 and $0.25 for the three months ended April 30, 2022.

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

Recent Accounting Pronouncements:

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards.  The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes including interim-period accounting for enacted changes in tax laws. The Company adopted this guidance effective May 1, 2021.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$28,965	$-	$-	$28,965
Equity securities	17,647	-	-	17,647
Available-for-sale fixed income securities	10,475	-	-	10,475
	$57,087	$-	$-	$57,087

	As of April 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$18,209	$-	$-	$18,209
Equity securities	23,582	-	-	23,582
Available-for-sale fixed income securities	2,600	-	-	2,600
	$44,391	$-	$-	$44,391

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2022 and April 30, 2021, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of April 30, 2022, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short-term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2022 and April 30, 2021, cash equivalents included $28,965,000 and $18,209,000, respectively, for amounts invested in  money market mutual funds that invest in short-term U.S. government securities.

Note 2 - Supplementary Cash Flow Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	Fiscal Years Ended April 30,
($ in thousands)	2022	2021	2020
Cash and cash equivalents	$29,703	$19,171	$4,954
Restricted cash	$305	$469	$469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$30,008	$19,640	$5,423

Income Tax Payments:
The Company made income tax payments as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2022	2021	2020
State and local income tax payments	$894	$1,406	$1,105
Federal income tax payments to the Parent	$5,400	$7,154	$3,325

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2022, were $3.36 billion, which is $1.6 billion, or 32.4%, below total assets of $4.96 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2021.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the fourth quarter of fiscal 2022 was 54.0%.

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement.  The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $3,657,000 and $4,664,000 at April 30, 2022 and April 30, 2021, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2022	2021	2020
Non-voting revenues interest in EAM	$15,899	$15,190	$11,184
Non-voting profits interest in EAM	2,142	2,131	1,166
	$18,041	$17,321	$12,350

Value Line, Inc.
Notes to Consolidated Financial Statements

Transactions with Parent:

During the fiscal years ended April 30, 2022 and April 30, 2021, the Company was reimbursed $385,000 and $408,000, respectively for payments it made on behalf of and for services it provided to AB&Co.   There were no receivables due from the Parent at April 30, 2022 or April 30, 2021.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.  For the years ended April 30, 2022, 2021, and 2020, the Company made  payments to the Parent for federal income tax amounting to $5,400,000, $7,154,000 and $3,325,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate.  The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2022, the Parent owned 90.79% of the outstanding shares of common stock of the Company.

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

As of April 30, 2022 and April 30, 2021, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $13,318,000 and $19,105,000, respectively, and the fair value was $17,647,000 and $23,582,000, respectively.

The carrying value and fair value of equity securities at April 30, 2022 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$13,318	$4,348	$(19)	$17,647

The carrying value and fair value of equity securities at April 30, 2021 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$19,105	$4,532	$(55)	$23,582

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2022 and April 30, 2021, were $2,496,000 and $14,902,000, respectively.  As of April 30, 2022, Accumulated Other Comprehensive Income included unrealized  losses of $30,000, net of deferred tax benefit of $6,000.  As of April 30, 2021, Accumulated Other Comprehensive Income included unrealized  gains of $4,000, net of deferred taxes of $1,000.

The aggregate cost and fair value at April 30, 2022 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Losses	Fair Value
Maturity
Due within 1 year	$10,505	$(30)	$10,475
Total investment in government debt securities	$10,505	$(30)	$10,475

The increase in gross unrealized  losses of $34,000 on fixed income securities classified as available-for-sale net of deferred income tax benefit of $7,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2022.

Value Line, Inc.
Notes to Consolidated Financial Statements

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

The average yield on the Government debt securities classified as available-for-sale at April 30, 2022 and April 30, 2021 was 0.6% and 1.4%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2022	2021	2020
Dividend income	$851	$573	$352
Interest income	18	137	279
Investment gains/(losses) recognized on sales of equity securities during the period	(1,568)	835	(1,075)
Unrealized gains/(losses) recognized on equity securities held at the end of the period	167	3,875	(339)
Other	(2)	-	(6)
Total investment gains/(losses)	$(534)	$5,420	$(789)

Proceeds from sales of equity securities during the twelve months ended April 30, 2022 and April 30, 2021 were $12,039,000 and $8,212,000, respectively.  Taxable realized gains/(losses) on equity securities sold during fiscal years 2022 and 2021, which are generally the difference between the proceeds from sales and our original cost, were losses of $1,254,000 in fiscal 2022 and gains of $1,481,000 in fiscal 2021.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2022 and April 30, 2021, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $59,971,000 and $60,977,000, respectively.

The value of VLI’s investment in EAM at April 30, 2022 and April 30, 2021 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

Value Line, Inc.
Notes to Consolidated Financial Statements

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2022	2021	2020
Investment management fees earned from the Value Line Funds, net of waivers shown below	$29,598	$29,022	$21,985
12b-1 fees and other fees, net of waivers shown below	$9,310	$9,604	$8,436
Other income/(losses)	$(20)	$361	$(156)
Investment management fee waivers and reimbursements	$547	$121	$302
12b-1 fee waivers	$644	$651	$667
Value Line’s non-voting revenues interest	$15,899	$15,190	$11,184
EAM's net income (1)	$4,284	$4,262	$2,332

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2022	2021
EAM's total assets	$63,592	$64,197
EAM's total liabilities (1)	(6,282)	(6,870)
EAM's total equity	$57,310	$57,327

(1) At April 30, 2022 and 2021, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $3,657,000 and $4,664,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2022	$63,592	$59,971	$-	$59,971
As of April 30, 2021	$64,197	$60,977	$-	$60,977

(1) Reported within Long-Term Assets on Consolidated Balance Sheets.

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

	As of April 30,
($ in thousands)	2022	2021

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	6,442	7,522
Furniture and equipment	4,091	4,080
	11,546	12,615
Accumulated depreciation and amortization	(4,488)	(4,304)
Total property and equipment, net	$7,058	$8,311

Note 7 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2022	2021	2020
Current tax expense:
Federal	$5,625	$5,407	$4,201
State and local	1,280	1,046	1,353
Current tax expense	6,905	6,453	5,554
Deferred tax expense (benefit):
Federal	239	859	(174)
State and local	(328)	(316)	328
Deferred tax expense (benefit):	(89)	543	154
Income tax provision	$6,816	$6,996	$5,708

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2022, April 30, 2021 and April 30, 2020 were 22.25%, 23.11% and 27.64%, respectively.   The decrease in the effective tax rate during for the twelve months ended April 30, 2022 as compared to April 30, 2021, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA (see note 19) offset by an increase in the state and local income taxes from 2.05% to 3.12% as a result of changes in state and local income tax allocation factors, on deferred taxes in fiscal 2022.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Value Line, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2022	2021
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	77	108
Unrealized gain on securities held for sale	909	941
Right of Use Asset	(188)	(196)
Deferred charges	(154)	(186)
Other	(300)	(218)
Total federal tax liability	10,641	10,746

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,131	1,807
Deferred non-cash post-employment compensation	(74)	(63)
Depreciation and amortization	180	18
Unrealized gain on securities held for sale	194	159
Other	54	238
Total state and local tax liabilities	2,485	2,159
Deferred tax liability, long-term	$13,126	$12,905

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as a result of the following:

	Fiscal Years Ended April 30,
	2022	2021	2020
U.S. statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.12%	2.05%	6.30%
Nontaxable SBA loan forgiveness	(1.60%)	-	-
Effect of dividends received deductions	(0.29%)	(0.31%)	(0.24%)
Other, net	0.02%	0.37%	0.58%
Effective income tax rate	22.25%	23.11%	27.64%

The Company believes that, as of April 30, 2022, there were no material uncertain tax positions that would require disclosure under GAAP.

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

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2019 through 2021, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities. The Company is presently engaged in a New York City tax audit for the fiscal years ended April 30, 2017 through 2019 and does not expect it to have a material effect on the financial statements.

Note 8 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2022, 2021 and 2020, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $557,000, $980,000 and $870,000, respectively.

Value Line, Inc.
Notes to Consolidated Financial Statements

Note 9 - Lease Commitments:

On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc.  and ABM Industries, Incorporated (“ABM” or the “Sublandlord”) commencing on December 1, 2016.  Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027.  Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year.  The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which was reduced to $305,000 on October 3, 2021 and is to be fully refunded after the sublease ends.  This Building became the Company’s new corporate office facility.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease.  Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of April 30, 2022, the Company had a long-term lease asset of $6,442,000 recorded in property and equipment in its consolidated balance sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense are presented as part of continuing operations in the consolidated statements of income. For the twelve months ended April 30, 2022, the Company recognized $1,499,000 in lease expense.

For the twelve months ended April 30, 2022, the Company paid $1,506,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,506,000 will be classified within operating activities in the consolidated statements of cash flows.

Value Line, Inc.
Notes to Consolidated Financial Statements

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the consolidated balance sheet as of April 30, 2022:

Fiscal years ended April 30,	(in thousands)
2023	1,597
2024	1,634
2025	1,429
2026	1,461
2027	1,493
Thereafter	882
Total undiscounted future minimum lease payments	8,496
Less: difference between undiscounted lease payments & the present value of future lease payments	1,128
Total operating lease liabilities	$7,368

For the fiscal years ended April 30, 2022, 2021 and 2020, rental expenses were $1,499,000 each year.

Note 10 - Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, a single customer accounted for a significant portion of the Company's sales in fiscal 2022, 2021 or 2020, and its accounts receivable as of April 30, 2022 or 2021.  During the twelve months ended April 30, 2022, 2021 and 2020, 33.0%, 31.6% and 31.4%, respectively, of total publishing revenues were derived from a single customer as explained in Note 16 - Concentration.

Note 11 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2022 and April 30, 2021 the Company held fixed income securities consisting of securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2022 are as follows:

	Fiscal Year Ended April 30, 2022
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$(34)	$7	$(27)
	$(34)	$7	$(27)

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

Value Line, Inc.
Notes to Consolidated Financial Statements

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

During the twelve months ended April 30, 2021, the Company capitalized  $145,000 related to the third party programmers' costs. The Company  did not incur and did not capitalize expenditures related to third party programmers' costs during the twelve months ended April 30, 2022 and April 30, 2020.  Total amortization expenses for the years ended April 30, 2022, 2021 and 2020 were $73,000, $70,000 and $65,000, respectively.

Note 13 - Treasury Stock and Repurchase Program:

On March 14, 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000.

On May 31, 2022, the Company's Board of Directors approved a renewal of a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining under the Program
Balance as of April 30, 2019	336,439	$4,743	$14.10	$1,438
Purchases effected in open market	46,840	$1,214	$25.91	$-
Balance as of April 30, 2020	383,279	$5,957	$15.54	$2,000
Purchases effected in open market (1)	53,551	$1,526	$28.50	$-
Balance as of April 30, 2021	436,830	$7,483	$17.13	$474
Purchases effected in open market (2)	53,327	$2,484	$46.58	$-
Balance as of April 30, 2022	490,157	$9,967	$20.33	$1,241

(1) Were acquired during the $2 million repurchase program authorized in April 2020.
(2) Were acquired during the $2 million repurchase program authorized in July 2021 and the $2 million repurchase program authorized in March 2022.

Note 14 - Copyright Fees:

During the twelve months ended April 30, 2022, copyright fees of $13,380,000 were 4.8% above fiscal 2021. During the twelve months ended April 30, 2021, copyright fees of $12,763,000 were 0.7% above fiscal 2020.  During the twelve months ended April 30, 2020, copyright fees of $12,671,000 were 70.4% above the prior fiscal year.  As of April 30, 2022, total third party sponsored assets were $12.4 billion, as compared to $11.6 billion in assets at April 30, 2021.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at April 30, 2022, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 16 - Concentration:

During the twelve months ended April 30, 2022, 33.0% of total publishing revenues of $40,525,000 were derived from a single customer.  During the twelve months ended April 30, 2021, 31.6% of total publishing revenues of $40,392,000 were derived from a single customer.

Note 17 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At April 30, 2022 and 2021, the Company had $1,978,000 and $2,742,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness  of the counter parties.

Value Line, Inc.
Notes to Consolidated Financial Statements

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