Form 10-Q
period 2022-07-31
VALUE LINE INC
filed 2022-09-14
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2022
Common stock, $0.10 par value per share	9,471,759 shares

VALUE LINE, INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2022	2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $14,033 and $28,965, respectively)	$14,802	$29,703
Equity securities	17,696	17,647
Available-for-sale Fixed Income securities	26,032	10,475
Accounts receivable, net of allowance for doubtful accounts of $33 and $31, respectively	1,355	1,677
Prepaid and refundable income taxes	130	588
Prepaid expenses and other current assets	1,140	1,248
Total current assets	61,155	61,338

Long term assets:
Investment in EAM Trust	59,115	59,971
Restricted money market investments	305	305
Property and equipment, net	6,759	7,058
Capitalized software and other intangible assets, net	59	71
Total long term assets	66,238	67,405

Total assets	$127,393	$128,743

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,085	$1,314
Accrued salaries	1,224	1,137
Dividends payable	2,369	2,378
Accrued taxes on income	620	2
Operating lease obligation-short term	1,239	1,239
Unearned revenue	16,422	17,688
Total current liabilities	22,959	23,758

Long term liabilities:
Unearned revenue	6,000	6,085
Operating lease obligation-long term	5,828	6,129
Deferred income taxes	13,249	13,126
Total long term liabilities	25,077	25,340
Total liabilities	48,036	49,098

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	89,734	87,645
Treasury stock, at cost (525,186 shares and 490,157 shares, respectively)	(12,349)	(9,967)
Accumulated other comprehensive income, net of tax	(19)	(24)
Total shareholders' equity	79,357	79,645

Total liabilities and shareholders' equity	$127,393	$128,743

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended
	July 31,
	2022	2021

Revenues:
Investment periodicals and related publications	$6,591	$6,947
Copyright fees	3,353	3,219
Total publishing revenues	9,944	10,166

Expenses:
Advertising and promotion	821	1,047
Salaries and employee benefits	4,047	4,657
Production and distribution	1,215	1,216
Office and administration	1,305	981
Total expenses	7,388	7,901
Income from operations	2,556	2,265

Revenues and profits interests in EAM Trust	3,015	4,805
Investment gains	294	394
Income before income taxes	5,865	7,464
Income tax provision	1,407	1,567
Net income	$4,458	$5,897

Earnings per share, basic & fully diluted	$0.47	$0.62

Weighted average number of common shares	9,484,109	9,559,992

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2022	2021

Net income	$4,458	$5,897

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on Fixed Income securities, net of tax	5	(4)
Other comprehensive income/(loss)	5	(4)
Comprehensive income	$4,463	$5,893

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net income	$4,458	$5,897

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334	333
Investment (gains)/losses	(145)	(198)
Non-voting revenues interest in EAM Trust	(2,782)	(4,149)
Non-voting profits interest in EAM Trust	(233)	(656)
Distributions received from EAM Trust	3,871	4,877
Deferred income taxes	(88)	(168)
Deferred rent	(301)	(254)
Changes in operating assets and liabilities:
Unearned revenue	(1,351)	(1,775)
Accounts payable & accrued expenses	(229)	(697)
Accrued salaries	87	156
Accrued taxes on income	827	1,580
Prepaid and refundable income taxes	458	76
Prepaid expenses and other current assets	108	95
Accounts receivable	322	2,518
Total adjustments	878	1,738
Net cash provided by operating activities	5,336	7,635

Cash flows from investing activities:
Proceeds from sales of equity securities	576	34
Purchases of equity securities	(479)	(1,536)
Purchases of fixed income securities classified as available-for-sale	(15,551)	(498)
Proceeds from sales of fixed income securities classified as available-for-sale	-	2,496
Acquisition of property and equipment	(23)	-
Net cash provided by/(used in) investing activities	(15,477)	496

Cash flows from financing activities:
Purchase of treasury stock at cost	(2,382)	(163)
Dividends paid	(2,378)	(2,104)
Net cash used in financing activities	(4,760)	(2,267)
Net change in cash and cash equivalents	(14,901)	5,864
Cash, cash equivalents and restricted cash at beginning of period	30,008	19,640
Cash, cash equivalents and restricted cash at end of period	$15,107	$25,504

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2022

(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2022	10,000,000	$1,000	$991	(490,157)	$(9,967)	$87,645	$(24)	$79,645

Net income						4,458		4,458
Change in unrealized gains on Fixed Income securities, net of taxes							5	5
Purchase of treasury stock				(35,029)	(2,382)			(2,382)
Dividends declared						(2,369)		(2,369)
Balance at July 31, 2022	10,000,000	$1,000	$991	(525,186)	$(12,349)	$89,734	$(19)	$79,357

Dividends declared per common share were $0.25 for the three months ending July 31, 2022.

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
July 31, 2022
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

The Consolidated Condensed Balance Sheets as of July 31, 2022 and April 30, 2022, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022 filed with the SEC on July 26, 2022 (the “Form 10-K”).   Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
July 31, 2022
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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

		As of July 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$14,033	$-	$-	$14,033
Equity securities	17,696	-	-	17,696
Available-for-sale fixed income securities	26,032	-	-	26,032
	$57,761	$-	$-	$57,761

		As of April 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$28,965	$-	$-	$28,965
Equity securities	17,647	-	-	17,647
Available-for-sale fixed income securities	10,475	-	-	10,475
	$57,087	$-	$-	$57,087

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2022 and April 30, 2022, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2022
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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of July 31, 2022, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2022 and April 30, 2022, cash equivalents included $14,033,000 and $28,965,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

As of July 31, 2022 and April 30, 2022, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $13,211,000 and $13,318,000, respectively, and the fair value was $17,696,000 and $17,647,000, respectively.

Proceeds from sales of equity securities during the three months ended July 31, 2022 and July 31, 2021, were $576,000 and $34,000, respectively.

The carrying value and fair value of equity securities at July 31, 2022 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$13,211	$4,495	$(10)	$17,696

The carrying value and fair value of equity securities at April 30, 2022 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$13,318	$4,348	$(19)	$17,647

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2022
(Unaudited)

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2022 and July 31, 2021, were $0 and $2,496,000, respectively. As of July 31, 2022, Accumulated Other Comprehensive Income included unrealized losses of $23,000 net of deferred tax benefit of $5,000.  As of April 30, 2022, Accumulated Other Comprehensive Income included unrealized losses of $30,000, net of deferred tax benefit of $6,000.

The aggregate cost and fair value at July 31, 2022 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$25,805	$29	$(49)	$25,784
Due 1 year through 5 years	250	-	(2)	248
Total investment in government debt securities	$26,055	$29	$(51)	$26,032

The decrease in gross unrealized losses of $7,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $2,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of July 31, 2022.

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

The average yield on the Government debt securities classified as available-for-sale at July 31, 2022 and April 30, 2022 was 2.28% and 0.6%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2022	2021
Dividend income	$113	$196
Interest income	43	1
Investment gains recognized on sales of equity securities during the period	2	-
Unrealized gains recognized on equity securities held at the end of the period	143	198
Other	(7)	(1)
Total investment gains/(losses)	$294	$394

Taxable realized gains/(losses) on equity securities sold during fiscal years 2023 and 2022, which are generally the difference between the proceeds from sales and our original cost, were losses of $11,000 in fiscal 2023 and gains of $2,000 in fiscal 2022.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of July 31, 2022 and April 30, 2022, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $59,115,000 and $59,971,000, respectively.

The value of VLI’s investment in EAM at July 31, 2022 and April 30, 2022 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2022
(Unaudited)

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements.  EAM did not record any impairment losses for its assets during the fiscal years 2023 or 2022.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2022	2021
Investment management fees earned from the Value Line Funds, net of waivers shown below	$5,190	$7,757
12b-1 fees and other fees, net of waivers shown below	$1,559	$2,454
Other income	$8	$72
Investment management fee waivers and reimbursements	$(18)	$107
12b-1 fee waivers	$28	$171
Value Line’s non-voting revenues interest	$2,782	$4,149
EAM's net income (1)	$466	$1,312

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2022	2022
	(unaudited)
EAM's total assets	$62,085	$63,592
EAM's total liabilities (1)	(5,207)	(6,282)
EAM's total equity	$56,878	$57,310

(1) At July 31, 2022 and April 30, 2022, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $2,991,000 and $3,657,000, respectively.

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2022
(Unaudited)

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2022 (unaudited)	$62,085	$59,115	$-	$59,115
As of April 30, 2022	$63,592	$59,971	$-	$59,971

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

	Three Months Ended July 31,
($ in thousands)	2022	2021
Cash and cash equivalents	$14,802	$25,035
Restricted cash	305	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$15,107	$25,504

Income Tax Payments:

The Company made income tax payments as follows:

	Three Months Ended July 31,
($ in thousands)	2022	2021
State and local income tax payments	$211	$5
Federal income tax payments to the Parent	-	-

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the three months ended July 31, 2022 and July 31, 2021, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $137,000 and $188,000 in fiscal 2023 and fiscal 2022, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2022 and July 31, 2021 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2022 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized losses on available-for-sale fixed income securities	$7	$(2)	$5
	$7	$(2)	$5

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2021 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized losses on available-for-sale fixed income securities	$(4)	$-	$(4)
	$(4)	$-	$(4)

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2022
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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2022, were $3.16 billion, 36.8% below total assets of $5.0 billion in the Value Line Funds managed and/or distributed  by EAM at July 31, 2021.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2023 was 53.65%.

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

	Three Months Ended July 31,
($ in thousands)	2022	2021
Non-voting revenues interest in EAM	$2,782	$4,149
Non-voting profits interest in EAM	233	656
	$3,015	$4,805

At July 31, 2022, the Company's investment in EAM includes a receivable of $2,991,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That amount was subsequently paid to the Company.

Transactions with Parent:

During the three months ended July 31, 2022 and July 31, 2021, the Company was reimbursed $62,000 and $64,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2022 and April 30, 2022.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.   The Company made no federal tax payments to the Parent during the three months ended July 31, 2022 and during the three months ended July 31, 2021.

As of July 31, 2022, the Parent owned 91.12% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2022	2021
Current tax expense:
Federal	$1,138	$1,466
State and local	357	269
Current tax expense	1,495	1,735
Deferred tax expense (benefit):
Federal	(88)	41
State and local	-	(209)
Deferred tax expense (benefit):	(88)	(168)
Income tax provision	$1,407	$1,567

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

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2022
(Unaudited)

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2022 and July 31, 2021 were 24.00% and 20.99%, respectively.  The increase in the effective tax rate during three months ended July 31, 2022 as compared to July 31, 2021, is primarily a result of an increase in the state and local income taxes from 0.32% to 3.18% as a result of changes in state and local income tax allocations, the increase in additional states that the Company is taxed in and the effect on deferred taxes in fiscal 2023.  The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2022	2022
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	74	77
Unrealized gain on securities held for sale	942	909
Right of Use Asset	(190)	(188)
Deferred charges	(190)	(154)
Other	(379)	(300)
Total federal tax liability	10,554	10,641

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,292	2,131
Deferred non-cash post-employment compensation	(79)	(74)
Depreciation and amortization	193	180
Unrealized gain on securities held for sale	168	194
Other	121	54
Total state and local tax liabilities	2,695	2,485
Deferred tax liability, long-term	$13,249	$13,126

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2022	2021
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.18%	0.32%
Effect of dividends received deductions	(0.20)%	(0.38)%
Other, net	0.02%	0.05%
Effective income tax rate	24.00%	20.99%

The Company believes that, as of July 31, 2022, there were no material uncertain tax positions that would require disclosure under GAAP.

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
July 31, 2022
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

	July 31,	April 30,
($ in thousands)	2022	2022
Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	6,162	6,442
Furniture and equipment	4,114	4,091
	11,289	11,546
Accumulated depreciation and amortization	(4,530)	(4,488)
Total property and equipment, net	$6,759	$7,058

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use".  SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the three months ended July 31, 2022 and July 31, 2021, were $12,000 and $21,000, respectively.

During the three months ended July 31, 2022 and July 31, 2021, the Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use.

Note 11 - Treasury Stock and Repurchase Program:

During May 2022, the Company's Board of Directors approved a renewal of a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000.  The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set price limit and no expiration date.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2022	490,157	$9,967	$20.33	$1,241
Purchases effected in open market during the months ended:
Authorized May 31, 2022				3,000
May 31, 2022	20,595	1,455	70.65	2,786
June 30, 2022	14,434	927	64.22	1,859
July 31, 2022	-	-	-	1,859
Balance as of July 31, 2022	525,186	$12,349	$23.51	$1,859

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
July 31, 2022
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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of July 31, 2022, the Company had a long-term lease asset of $6,162,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $375,000 in lease expenses in both fiscal years 2023 and 2022 during the three months ended July 31, 2022 and July 31, 2021, respectively.

For the three months ended July 31, 2022, the Company paid $396,000 in rent relating to the leases. As a payment arising from an operating lease, the $396,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of July 31, 2022:

Fiscal years ended April 30,	($ in thousands)
2023*	$1,201
2024	1,634
2025	1,429
2026	1,461
2027	1,493
Thereafter	882
Total undiscounted future minimum lease payments	8,100
Less: difference between undiscounted lease payments & the present value of future lease payments	1,033
Total operating lease liabilities	$7,067

* Excludes the three months ended July 31, 2022

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2022, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the  three months ended July 31, 2022, 33.7% of total publishing revenues of $9,944,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2022 and July 31, 2021, the Company had $5,320,000 and $3,462,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness  of the counter parties.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
July 31, 2022
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

●	fluctuations in EAM’s and third party copyright assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	generating future revenues or collection of receivables from significant customers;
●	dependence on key executive and specialist personnel;
●	risks associated with the outsourcing of certain functions, technical facilities, and operations, including in some instances outside the U.S.;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	availability of free or low cost investment data through discount brokers or generally over the internet;
●	military conflicts, civil unrest, and associated travel and supply disruptions and other effects;
●	Russia’s invasion of Ukraine and the impact on inflation;
●	continued availability of generally dependable energy supplies in the geographic areas in which the company and certain suppliers operate;
●	terrorist attacks, cyber attacks and natural disasters;
●	insufficiency in our business continuity plans or systems in the event of anticipated or unpredictable disruption;
●

the coronavirus pandemic, which has drastically affected markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;

●	other possible epidemics;
●	changes in prices of materials and other inputs and services, such as freight and postage, required by the Company;
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2022; and other risks and uncertainties arising from time to time.

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

Business Environment

The U.S. economy contracted during the first half of 2022, with an annualized 1.6% decline in the gross domestic product (GDP) during the first quarter followed by a 0.6% setback in the second period. Those figures were hurt by the spread of the COVID-19 Omicron variant at the turn of the calendar and the fact that inventory buildups were pulled forward (into the fourth quarter of 2021), as manufacturers worried about supply-chain disruptions. GDP measures economic output, not demand; accordingly, inventory accumulation in late 2021 added to fourth-quarter GDP growth, while retarding early 2022 GDP, but did not reflect a downturn in consumer spending or in hiring.

Meantime, the Federal Reserve is aggressively raising interest rates in an effort to combat stubbornly high inflation. The central bank implemented two three-quarter-point hikes to the benchmark short-term interest rate this summer, and reiterated its plan to continue tightening the monetary reins through at least the end of this year. This also will include the reduction of the lead bank’s balance sheet, to the tune of $95 billion in monthly asset sales beginning in September. These maneuvers are designed to remove excess liquidity from the financial system and ultimately decrease the capital available for consumers and businesses, which may reduce spending and push prices lower at both the wholesale and consumer levels.

The Federal Reserve’s goal to slow demand is working. Indeed, U.S. households have tightened their spending budgets and focused on essential items (i.e., food and energy) instead of more-discretionary big-ticket and luxury purchases. Likewise, the pace of both new and existing home sales, as well as residential construction (the biggest contributor to GDP after the consumer sector), has tumbled in recent months, as significantly higher borrowing costs have decreased housing affordability. This should continue to put further pressure on the consumer and result in a moderation in prices, even if the supply-side shortages linger.

The aggressive monetary policy tightening stance by the Federal Reserve may ultimately push the U.S. economy into a mild recession. This would make for a tougher near-term operating environment for both the businesses and consumers.

Results of Operations for the Three Months Ended July 31 2022 and 2021

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2022	2021	Change
Income from operations	$2,556	$2,265	12.8%
Non-voting revenues and non-voting profits interests from EAM Trust	3,015	4,805	-37.2%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$5,571	$7,070	-21.2%
Operating expenses	$7,388	$7,901	-6.5%
Investment gains	$294	$394	-25.4%
Income before income taxes	$5,865	$7,464	-21.4%
Net income	$4,458	$5,897	-24.4%
Earnings per share	$0.47	$0.62	-24.2%

During the three months ended July 31, 2022, the Company’s net income of $4,458,000, or $0.47 per share, was 24.4% below net income of $5,897,000, or $0.62 per share, for the three months ended July 31, 2021. During the three months ended July 31, 2022, the Company’s income from operations of $2,556,000 was 12.8% above income from operations of $2,265,000 during the three months ended July 31, 2021. For the three months ended July 31, 2022, operating expenses decreased 6.5% below those during the three months ended July 31, 2021.

During the three months ended July 31, 2022, there were 9,484,109 average common shares outstanding as compared to 9,559,992 average common shares outstanding during the three months ended July 31, 2021.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2022	2021	Change
Investment periodicals and related publications:
Print	$2,558	$2,986	-14.3%
Digital	4,033	3,961	1.8%
Total investment periodicals and related publications	6,591	6,947	-5.1%
Copyright fees	3,353	3,219	4.2%
Total publishing revenues	$9,944	$10,166	-2.2%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended July 31,
	2022		2021
	Print	Digital	Print	Digital
New Sales	12.6%	13.4%	16.4%	16.7%
Renewal Sales	87.4%	86.6%	83.6%	83.3%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2022, new sales of print and digital publications decreased as a percent of the total gross sales versus the prior fiscal year as a result of weakened sentiment among prospective customers in a period of market volatility. During the three months ended July 31, 2022, renewal sales of print and digital publications increased as a percent of the total gross sales versus the prior fiscal year as a result of increased efforts by our in-house Retail and Institutional Sales departments.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2022	2022	2021	July-22 vs. Apr-22	July-22 vs. July-21
Unearned subscription revenue (current and long-term liabilities)	$22,422	$23,773	$23,313	-5.7%	-3.8%

Unearned subscription revenue as of July 31, 2022, is 5.7% below April 30, 2022 and 3.8% below July 31, 2021. A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $6,591,000 (excluding copyright fees) during the three months ended July 31, 2022 were 5.1% below publishing revenues of $6,947,000, as compared to the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at July 31, 2022, was 6.5% below total product line circulation at July 31, 2021. During the three months ended July 31, 2022, Institutional Sales department generated total sales orders of $3,169,000 or 30.7% above the prior fiscal year. The retail telemarketing sales team generated total sales orders of $1,739,000.

Total print circulation at July 31, 2022 was 10.7% below the total print circulation at July 30, 2021. During the three months ended July 31, 2022, print publication revenues of $2,558,000, decreased 14.3%, below print publication revenues of $2,986,000 during July of 2021 because we cut advertising in light of negative sentiment among prospective customers in a period of market volatility. Total digital circulation at July 31, 2022 was 0.4% below total digital circulation at July 31, 2021. During the three months ended July 31, 2022, digital revenues of $4,033,000 were up 1.8% as compared to the prior fiscal year.

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to introduce publications and packages at a range of price points. Further, new services and new features for existing services are regularly under consideration. Recent-year introductions include new features in the Value Line Research Center, which are The New Value Line ETFs Service, new monthly publication Value Line Information You Should Know Wealth Newsletter, The Value Line M & A Service, and our Value Line Climate Change Investing Service.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended July 31, 2022, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 14.1% compared to the Russell 2000 Index’s decrease of 15.3% during the comparable period.

Copyright fees

During the three months ended July 31, 2022, copyright fees of $3,353,000 were 4.2% above those during the corresponding period in the prior fiscal year.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2022, were $3.16 billion, which is $1.84 billion, or 36.8%, below total assets of $5.00 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2021. The decrease in net assets was primarily due to fund shareholder redemptions, closing of two variable annuity funds, and significant market declines.

Value Line Mutual Funds

	As of July 31,
($ in millions)	2022	2021	Change
Equity and hybrid funds	$3,116	$4,903	-36.4%
Fixed income funds	45	100	-55.0%
Total EAM managed net assets	$3,161	$5,003	-36.8%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the three months ended July 31, 2022, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $5,190,000, 12b-1 fees and other fees of $1,559,000 and other net gains of $8,000. For the same period, total investment management fee waivers reversed were $18,000 and 12b-1 fee waivers were $28,000. During the three months ended July 31, 2022, EAM's net income was $466,000 after giving effect to Value Line’s non-voting revenues interest of $2,782,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of July 31, 2022, one of the Value Line Funds has full or partial 12b-1 fees waivers in place, and one fund has partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 98.6% and fixed income fund assets represent 1.4%, respectively, of total fund assets under management (“AUM”) as of July 31, 2022. At July 31, 2022, equity and hybrid AUM decreased by 36.4% and fixed income AUM decreased by 55.0% as compared to last year at July 31, 2021.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter. The applicable recent non-voting revenues interest percentage for the first quarter of fiscal 2023 was 53.65% but will decline somewhat under the agreed formula.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2022	2021	Change
Non-voting revenues interest	$2,782	$4,149	-32.9%
Non-voting profits interest	233	656	-64.5%
	$3,015	$4,805	-37.2%

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2022	2021	Change
Advertising and promotion	$821	$1,047	-21.6%
Salaries and employee benefits	4,047	4,657	-13.1%
Production and distribution	1,215	1,216	-0.1%
Office and administration	1,305	981	33.0%
Total expenses	$7,388	$7,901	-6.5%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $7,388,000 during the three months ended July 31, 2022, were 6.5% below those during the three months ended July 30, 2021 as a result of cost controls in fiscal year 2023.

Advertising and promotion

During three months ended July 31, 2022, advertising and promotion expenses of $821,000 decreased 21.6% as compared to the prior fiscal year. During the three months ended July 31, 2022, decreases were primarily due to decrease in media advertising expenses, direct mail campaigns and telemarketing sales commissions, partially offset by the increases in renewal solicitation costs, institutional and telemarketing sales expenses.

Salaries and employee benefits

During the three months ended July 31, 2022, salaries and employee benefits of $4,047,000 decreased 13.1% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from a reduced employee headcount in fiscal year 2023.

Production and distribution

During the three months ended July 31, 2022, production and distribution expenses of $1,215,000 decreased 0.1% below prior fiscal year.

Office and administration

During the three months ended July 31, 2022, office and administrative expenses of $1,305,000 increased 33.0% above the prior fiscal year, primarily due to an increases in settlement costs and professional fees.

Concentration

During the three months ended July 31, 2022, 33.7% of total publishing revenues of $9,944,000 were derived from a single customer.

Investment gains / (losses)

	Three months ended July 31,
($ in thousands)	2022	2021	Change
Dividend income	$113	$196	-42.3%
Interest income	43	1	N/A
Investment gains / (losses) recognized on sale of equity securities during the period	2	-	N/A
Unrealized gains / (losses) recognized on equity securities held at the end of the period	143	198	-27.8%
Other	(7)	(1)	N/A
Total investment gains	$294	$394	-25.4%

During the three months ended July 31, 2022, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2023, resulted in a gain of $294,000. During the three months ended July 31, 2021, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2022, resulted in a gain of $394,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2022 and July 31, 2021, were $0 and $2,496,000, respectively. Proceeds from the sales of equity securities during the three months ended July 31, 2022 and July 31, 2021 were $576,000 and $34,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2022 and July 31, 2021 were 24.00% and 20.99%, respectively. The increase in the effective tax rate during three months ended July 31, 2022 as compared to July 31, 2021, is primarily a result of an increase in the state and local income taxes from 0.32% to 3.18% as a result of changes in state and local income tax allocations, the increase in additional states that the Company is taxed in and the effect on deferred taxes in fiscal 2023. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Lease Commitments

On November 30, 2016, Value Line, Inc. received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which was reduced to $305,000 on October 3, 2021 and is to be fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. The Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $38,196,000 as of July 31, 2022 and $37,580,000 as of April 30, 2022. These amounts include short-term unearned revenue of $16,422,000 and $17,688,000 reflected in total current liabilities at July 31, 2022 and April 30, 2022, respectively. Cash and short-term securities were $58,530,000 and $57,825,000 as of July 31, 2022 and April 30, 2022, respectively.

The Company’s cash and cash equivalents include $14,033,000 and $28,965,000 at July 31, 2022 and April 30, 2022, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $5,336,000 during the three months ended July 31, 2022, compared to cash inflows from operations of $7,635,000 during the three months ended July 31, 2021, respectively. The decrease in cash flows from fiscal 2022 to fiscal 2023 is primarily attributable to lower net income, a decrease in cash receipts from EAM, the timing of customers’ payments and the timing of Federal Income tax payments.

Cash from investing activities

The Company had cash outflows from investing activities of $15,477,000 during the three months ended July 31, 2022, compared to cash inflows from investing activities of $496,000 for the three months ended July 31, 2021, respectively. Cash outflows for the three months ended July 31, 2022, were primarily due to increase in purchases of fixed income securities in fiscal year 2023.

Cash from financing activities

During the three months ended July 31, 2022, the Company’s cash outflows from financing activities were $4,760,000, compared to cash outflows from financing activities of $2,267,000 for the three months ended July 31, 2021. During the three months ended July 31, 2022, cash outflows for financing activities included $2,382,000 for the repurchase of 35,029 shares of the Company’s common stock under the March 14, 2022 and May 31, 2022 board approved common stock repurchase programs. Quarterly dividend payments of $0.25 per share during fiscal year 2023 aggregated $2,378,000. Quarterly regular dividend payments of $0.22 per share during fiscal year 2021 aggregated $2,104,000.

At July 31, 2022 there were 9,474,814 common shares outstanding as compared to 9,557,761 common shares outstanding at July 31, 2021. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA PPP loan, which debt has been forgiven and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any additional borrowings during the next twelve months. As of July 31, 2022, retained earnings and liquid assets were $89,734,000 and $58,530,000, respectively. As of April 30, 2022, retained earnings and liquid assets were $87,645,000 and $57,825,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Critical Accounting Estimates and Policies

The Company prepares its Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles as in effect in the United States (U.S. “GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent, and the Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our disclosures of critical accounting policies are reported in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2022.

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

Fixed income securities consist of securities bank certificates of deposits and issued by federal, state and local governments within the United States. As of July 31, 2022 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $26,055,000 and $26,033,000, respectively. As of April 30, 2022 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $10,505,000 and $10,475,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)
	(bp = basis points)

	1 year	1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease
As of July 31, 2022 Investments in securities with fixed maturities	$26,033	25,529	25,727	25,430	25,826

As of April 30, 2022 Investments in securities with fixed maturities	$10,475	n/a	n/a	n/a	n/a

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

As of July 31, 2022 and April 30, 2022, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Invesco Financial Preferred ETF (PGF), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), and other Exchange Traded Funds and common stock equity securities was a combined total $13,211,000 and $13,318,000, respectively, and the fair value was $17,696,000 and $17,647,000, respectively.

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2022	Equity Securities and ETFs held for dividend yield	$17,696	30% increase	$23,005	5.08%
			30% decrease	$12,387	-5.08%

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2022	Equity Securities and ETFs held for dividend yield	$17,647	30% increase	$22,942	4.92%
			30% decrease	$12,353	-4.92%

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2022 new risk factors have been added to the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2022 filed with the SEC on July 26, 2022. The new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2022. All purchases listed below were made in the open market at prevailing market prices.

		ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2022	20,595	$70.65	20,595	$2,786,000
June 1 - 30, 2022	14,434	64.22	14,434	1,859,000
July 1 - 31, 2022	-	-	-	1,859,000
Total	35,029	$23.51	35,029	$1,859,000

May 31, 2022				$3,000,000

All shares were repurchased pursuant to authorization of the Board of Directors.

On May 31, 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

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

Date: September 14, 2022