Form 10-Q
period 2022-10-31
VALUE LINE INC
filed 2022-12-12
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2022
Common stock, $0.10 par value per share	9,450,819 shares

VALUE LINE, INC.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	October 31,	April 30,
	2022	2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $12,066 and $28,965, respectively)	$12,668	$29,703
Equity securities	17,122	17,647
Available-for-sale fixed income securities	27,954	10,475
Accounts receivable, net of allowance for doubtful accounts of $36 and $31, respectively	1,649	1,677
Prepaid and refundable income taxes	1,499	588
Prepaid expenses and other current assets	1,257	1,248
Total current assets	62,149	61,338

Long term assets:
Investment in EAM Trust	58,940	59,971
Restricted money market investments	305	305
Property and equipment, net	6,433	7,058
Capitalized software and other intangible assets, net	47	71
Total long term assets	65,725	67,405

Total assets	$127,874	$128,743

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,357	$1,314
Accrued salaries	1,214	1,137
Dividends payable	2,364	2,378
Accrued taxes on income	-	2
Operating lease obligation-short term	1,291	1,239
Unearned revenue	16,674	17,688
Total current liabilities	22,900	23,758

Long term liabilities:
Unearned revenue	6,216	6,085
Operating lease obligation-long term	5,472	6,129
Deferred income taxes	13,066	13,126
Total long term liabilities	24,754	25,340
Total liabilities	47,654	49,098

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	91,700	87,645
Treasury stock, at cost (542,500 shares and 490,157 shares, respectively)	(13,449)	(9,967)
Accumulated other comprehensive income, net of tax	(22)	(24)
Total shareholders' equity	80,220	79,645

Total liabilities and shareholders' equity	$127,874	$128,743

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Revenues:
Investment periodicals and related publications	$6,612	$6,635	$13,203	$13,582
Copyright fees	3,454	3,338	6,807	6,557
Total publishing revenues	10,066	9,973	20,010	20,139

Expenses:
Advertising and promotion	723	676	1,544	1,723
Salaries and employee benefits	3,769	4,303	7,816	8,960
Production and distribution	1,243	1,311	2,458	2,527
Office and administration	1,158	946	2,463	1,927
Total expenses	6,893	7,236	14,281	15,137

Income from operations	3,173	2,737	5,729	5,002

Gain on forgiveness of PPP loan (see note 16)	-	2,331	-	2,331

Revenues and profits interests in EAM Trust	2,816	4,892	5,831	9,697
Investment gains/(losses)	(268)	368	26	762
Income before income taxes	5,721	10,328	11,586	17,792
Income tax provision	1,391	1,824	2,798	3,391
Net income	$4,330	$8,504	$8,788	$14,401

Earnings per share, basic & fully diluted	$0.46	$0.89	$0.93	$1.51

Weighted average number of common shares	9,467,810	9,554,673	9,475,960	9,557,333

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Net income	$4,330	$8,504	$8,788	$14,401

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on fixed income securities, net of taxes	(3)	-	2	(4)
Other comprehensive income/(loss)	(3)	-	2	(4)
Comprehensive income	$4,327	$8,504	$8,790	$14,397

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	October 31,
	2022	2021
Cash flows from operating activities:
Net income	$8,788	$14,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672	669
Investment (gains)/losses	429	(356)
Non-voting revenues interest in EAM Trust	(5,405)	(8,412)
Non-voting profits interest in EAM Trust	(426)	(1,285)
Distributions received from EAM Trust	6,862	9,616
Gain on forgiveness of PPP loan (see note 16)	-	(2,331)
Deferred income taxes	(59)	(225)
Deferred rent	(605)	(511)
Changes in operating assets and liabilities:
Unearned revenue	(883)	(2,488)
Accounts payable & accrued expenses	43	(1,080)
Accrued salaries	77	(17)
Accrued taxes on income	(2)	534
Prepaid and refundable income taxes	(911)	251
Prepaid expenses and other current assets	(9)	104
Accounts receivable	28	2,390
Total adjustments	(189)	(3,141)
Net cash provided by operating activities	8,599	11,260

Cash flows from investing activities:
Proceeds from sales of equity securities	1,016	687
Purchases of equity securities	(919)	(3,434)
Purchases of fixed income securities classified as available-for-sale	(17,479)	(498)
Proceeds from sales of fixed income securities classified as available-for-sale	-	2,496
Acquisition of property and equipment	(23)	-
Net cash used in investing activities	(17,405)	(749)

Cash flows from financing activities:
Purchase of treasury stock at cost	(3,482)	(517)
Dividends paid	(4,747)	(4,207)
Net cash used in financing activities	(8,229)	(4,724)
Net change in cash and cash equivalents	(17,035)	5,787
Cash, cash equivalents and restricted cash at beginning of period	30,008	19,640
Cash, cash equivalents and restricted cash at end of period	$12,973	$25,427

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

 Value Line, Inc.

 Consolidated Condensed Statement of Changes in Shareholders' Equity

 For the Six Months Ended October 31, 2022

 (in thousands, except share amounts)

 (unaudited)

							Accumulated
			Additional				other
	Common stock		paid-in-	Treasury stock		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2022	10,000,000	$1,000	$991	(490,157)	$(9,967)	$87,645	$(24)	$79,645

Net income						8,788		8,788
Change in unrealized gains on Fixed Income securities, net of taxes							2	2
Purchase of treasury stock				(52,343)	(3,482)			(3,482)
Dividends declared						(4,733)		(4,733)
Balance at October 31, 2022	10,000,000	$1,000	$991	(542,500)	$(13,449)	$91,700	$(22)	$80,220

Dividends declared per common share were $0.50 for the six months ending October 31, 2022.

Part I - Financial Information

Item 1. Financial Statements

 Value Line, Inc.

 Consolidated Condensed Statement of Changes in Shareholders' Equity

 For the Six Months Ended October 31, 2021

 (in thousands, except share amounts)

 (unaudited)

							Accumulated
			Additional				other
	Common stock		paid-in-	Treasury stock		Retained	comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2021	10,000,000	$1,000	$991	(436,830)	$(7,483)	$72,502	$3	$67,013

Net income						14,401		14,401
Change in unrealized gains on Fixed Income securities, net of taxes							(4)	(4)
Purchase of treasury stock				(16,589)	(517)			(517)
Dividends declared						(4,203)		(4,203)
Balance at October 31, 2021	10,000,000	$1,000	$991	(453,419)	$(8,000)	$82,700	$(1)	$76,690

Dividends declared per common share were $0.44 for the six months ending October 31, 2021.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

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

The Consolidated  Condensed Balance  Sheets as of   October 31,  2022  and April  30,  2022,   which  have been derived  from  the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).   In the opinion of management,  the  accompanying   Unaudited   Interim   Consolidated   Condensed  Financial   Statements  contain   all   adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal  year ended April 30,  2022  filed  with  the SEC  on   July 26,  2022  (the “Form 10-K”). Results  of operations  covered by this report may not be indicative of the results of operations for the entire year.

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

In accordance with FASB's Topic 810,  the assets, liabilities, and results of operations  of subsidiaries  in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company holds a significant non-voting revenues interest (excluding distribution revenues) and a significant non- voting profits interest in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”). The Company relied on the guidance in FASB's ASC Topics 323  and 810  in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it receives for its non-voting revenues and non voting profits interests as a separate line item below operating income in the Consolidated Condensed  Statements of Income.

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

October 31, 2022

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

The Company’s “interests” in EAM, the investment adviser to and the sole member of the distributor of the Value Line Funds, consist of a "non-voting  revenues interest" and a "non-voting  profits  interest" in  EAM as defined  in  the EAM Trust Agreement. The non- voting  revenues interest  entitles  the Company to  receive  a range of 41%  to  55%  of EAM’s  adjusted  gross revenues, excluding EULAV Securities' distribution revenues (“Revenues Interest”). The non-voting profits interest entitles the Company to receive 50% of EAM's  profits, subject to certain limited  adjustments as defined in  the EAM Trust Agreement (“Profits Interest”).   The Revenues Interest and at least 90% of the Profits Interest are to be distributed each quarter to all interest holders of EAM, including Value Line. The Company's Revenues Interest  in  EAM excludes participation  in  the service  and distribution  fees  of EAM's  subsidiary EULAV Securities.   The Company reflects  its  non-voting revenues and non-voting  profits interests  in EAM as non-operating  income under the equity method of accounting.   Although  the Company does not  have control  over the operating  and financial policies  of EAM, pursuant to the EAM Trust Agreement, the Company has a contractual right to receive its share of EAM's revenues and profits.

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

October 31, 2022

(Unaudited)

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

Level 1 – quoted prices in active markets for identical investments

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of October 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$12,066	$-	$-	$12,066
Equity securities	17,122	-	-	17,122
Available-for-sale fixed income securities	27,954	-	-	27,954
	$57,142	$-	$-	$57,142

	As of April 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$28,965	$-	$-	$28,965
Equity securities	17,647	-	-	17,647
Available-for-sale fixed income securities	10,475	-	-	10,475
	$57,087	$-	$-	$57,087

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2022 and April 30, 2022, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2022, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2022 and April 30, 2022, cash equivalents included $12,066,000 and $28,965,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

(Unaudited)

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

As of October 31, 2022 and April 30, 2022, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $13,212,000 and $13,318,000, respectively, and the fair value was $17,122,000 and $17,647,000, respectively.

Proceeds from sales of equity securities during the six months ended October 31, 2022 and October 31, 2021, were $1,016,000 and $687,000, respectively.

The carrying value and fair value of equity securities at October 31, 2022 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$13,212	$3,956	$(46)	$17,122

The carrying value and fair value of equity securities at April 30, 2022 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$13,318	$4,348	$(19)	$17,647

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

(Unaudited)

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2022 and October 31, 2021, were $0 and $2,496,000, respectively. As of October 31, 2022, Accumulated Other Comprehensive Income included unrealized losses of $28,000 net of deferred tax benefit of $6,000.  As of April 30, 2022, Accumulated Other Comprehensive Income included unrealized losses of $30,000, net of deferred tax benefit of $6,000.

The aggregate cost and fair value at October 31, 2022 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$27,732		$(22)	$27,710
Due 1 year through 5 years	250	-	(6)	244
Total investment in government debt securities	$27,982	$-	$(28)	$27,954

The decrease in gross unrealized losses of $3,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $1,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of October 31, 2022.

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

The average yield on the Government debt securities classified as available-for-sale at October 31, 2022 and April 30, 2022 was 2.5% and 0.6%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2022	2021	2022	2021
Dividend income	$141	$210	$254	$406
Interest income	158	-	201	1
Investment gains/(losses) recognized on sales of equity securities during the period	$3	$47	5	47
Unrealized gains/(losses) recognized on equity securities held at the end of the period	$(577)	$111	(434)	309
Other	7	-	-	(1)
Total investment gains/(losses)	$(268)	$368	$26	$762

Taxable realized gains/(losses) on equity securities sold during fiscal years 2023 and 2022, which are generally the difference between the proceeds from sales and our original cost, were losses of $9,000 in fiscal 2023 and gains of $35,000 in fiscal 2022.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

(Unaudited)

Investment in Unconsolidated Entities:

Equity Method Investment:

As of October 31, 2022 and April 30, 2022, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $58,940,000 and $59,971,000, respectively.

The value of VLI’s investment in EAM at October 31, 2022 and April 30, 2022 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands) (unaudited)	2022	2021	2022	2021
Investment management fees earned from the Value Line Funds, net of waivers shown below	$4,952	$7,922	$10,142	$15,679
12b-1 fees and other fees, net of waivers shown below	$1,491	$2,487	$3,050	$4,941
Other income	$(4)	$47	$4	$119
Investment management fee waivers and reimbursements	$49	$111	$31	$218
12b-1 fee waivers	$27	$171	$54	$342
Value Line’s non-voting revenues interest	$2,623	$4,263	$5,405	$8,412
EAM's net income (1)	$386	$1,258	$852	$2,570

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	October 31,	April 30,
($ in thousands)	2022	2022
	(unaudited)
EAM's total assets	$61,800	$63,592
EAM's total liabilities (1)	(4,852)	(6,282)
EAM's total equity	$56,948	$57,310

(1) At October 31, 2022 and April 30, 2022, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $2,797,000 and $3,657,000, respectively.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

(Unaudited)

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of October 31, 2022 (unaudited)	$61,800	$58,940	$-	$58,940
As of April 30, 2022	$63,592	$59,971	$-	$59,971

(1)  Reported within Long-Term Assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

(Unaudited)

Note 4 - Supplementary Cash Flows Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Condensed Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Condensed Statement of Cash Flows.

	Six Months Ended October 31,
($ in thousands)	2022	2021
Cash and cash equivalents	$12,668	$24,958
Restricted cash	305	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$12,973	$25,427

Income Tax Payments:

The Company made income tax payments as follows:

	Six Months Ended October 31,
($ in thousands)	2022	2021
State and local income tax payments	$650	$206
Federal income tax payments to the Parent	3,127	2,300

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the six months ended October 31, 2022 and October 31, 2021, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $213,000 and $328,000 in fiscal 2023 and fiscal 2022, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of October 31, 2022 and October 31, 2021 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2022 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized losses on available-for-sale fixed income securities	$3	$(1)	$2
	$3	$(1)	$2

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2021 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized losses on available-for-sale fixed income securities	$(5)	$1	$(4)
	$(5)	$1	$(4)

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2022, were $2.9 billion, 42% below total assets of $5.0 billion in the Value Line Funds managed and/or distributed  by EAM at October 31, 2021. The reduction in assets was due to a bear market in equities, and particularly in growth stocks in which EAM specializes, and to the termination of a lower-margin business in annuity funds.

The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances).  The Voting Profits Interest Holders receive the other 50% of residual profits of EAM.  Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.   Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.  The applicable recent non-voting revenues interest percentage for the second quarter of fiscal 2023 was 53.01%.

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

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2022	2021	2022	2021
Non-voting revenues interest in EAM	$2,623	$4,263	$5,405	$8,412
Non-voting profits interest in EAM	193	629	426	1,285
	$2,816	$4,892	$5,831	$9,697

At October 31, 2022, the Company's investment in EAM includes a receivable of $2,797,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That amount was subsequently paid to the Company.

Transactions with Parent:

During the six months ended October 31, 2022 and October 31, 2021, the Company was reimbursed $170,000 and $175,000,  respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at October 31, 2022 and April 30, 2022.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.   The Company made federal tax payments of $3,127,000 and $2,300,000 to the Parent during the six months ended October 31, 2022 and October 31, 2021.

As of October 31, 2022, the Parent owned 91.29% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2022	2021	2022	2021
Current tax expense:
Federal	$1,252	$1,556	$2,390	$3,022
State and local	110	325	467	594
Current tax expense	1,362	1,881	2,857	3,616
Deferred tax expense (benefit):
Federal	(11)	77	(99)	118
State and local	40	(134)	40	(343)
Deferred tax expense (benefit):	29	(57)	(59)	(225)
Income tax provision	$1,391	$1,824	$2,798	$3,391

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

(Unaudited)

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2022 and October 31, 2021 were 24.15% and 19.05%, respectively.  The lower effective tax rate during six months ended October 31, 2021 as compared to October 31, 2022, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA during fiscal 2022 (see note 16). The higher effective tax rate during the six months ended October 31, 2022 as compared to October 31, 2021, is also due to an increase in the state and local income tax rate to 3.37% from 1.11% as a result of changes in state and local income tax allocations, the increase in additional states that the Company is taxed in and the effect on deferred taxes in fiscal 2023. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2022	2022
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	68	77
Unrealized gain on securities held for sale	821	909
Right of Use Asset	(186)	(188)
Deferred charges	(160)	(154)
Other	(299)	(300)
Total federal tax liability	10,541	10,641

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,101	2,131
Deferred non-cash post-employment compensation	(73)	(74)
Depreciation and amortization	124	180
Unrealized gain on securities held for sale	161	194
Other	212	54
Total state and local tax liabilities	2,525	2,485
Deferred tax liability, long-term	$13,066	$13,126

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six Months Ended October 31,
	2022	2021
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.37%	1.11%
Non-taxable SBA loan forgiveness	-	(2.75)%
Effect of dividends received deductions	(0.23)%	(0.33)%
Other, net	0.01%	0.02%
Effective income tax rate	24.15%	19.05%

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

(Unaudited)

The Company believes that, as of October 31, 2022, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	October 31,	April 30,
($ in thousands)	2022	2022

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	5,879	6,442
Furniture and equipment	4,114	4,091
	11,006	11,546
Accumulated depreciation and amortization	(4,573)	(4,488)
Total property and equipment, net	$6,433	$7,058

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use".  SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the six months ended October 31, 2022 and October 31, 2021, were $24,000 and $43,000, respectively.

During the six months ended October 31, 2022 and October 31, 2021, the Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use.

Note 11 - Treasury Stock and Repurchase Program:

During October 2022, the Company's Board of Directors approved a renewal of a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000.  The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set price limit and no expiration date.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of July 31, 2022	525,186	$12,349	$23.51	$1,859
Purchases effected in open market during the months ended:
August 31, 2022	3,450	279	80.85	1,580
September 30, 2022	5,681	313	55.18	1,267
Authorized October 21, 2022				3,000
October 31, 2022	8,183	508	62.04	2,956
Balance as of October 31, 2022	542,500	$13,449	$24.79	$2,956

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

(Unaudited)

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of October 31, 2022, the Company had a long-term lease asset of $5,879,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $750,000 in lease expenses in both fiscal years 2023 and 2022 during the six months ended October 31, 2022 and October 31, 2021, respectively.

For the six months ended October 31, 2022, the Company paid $792,000 in rent relating to the leases. As a payment arising from an operating lease, the $792,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of October 31, 2022:

Fiscal years ended April 30,	($ in thousands)
2023 *	$805
2024	1,634
2025	1,429
2026	1,461
2027	1,493
Thereafter	882
Total undiscounted future minimum lease payments	7,704
Less: difference between undiscounted lease payments & the present value of future lease payments	941
Total operating lease liabilities	$6,763

* Excludes the six months ended October 31, 2022

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2022

(Unaudited)

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at October 31, 2022, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the six months ended October 31, 2022, 34.0% of total publishing revenues of $20,010,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2022 and October 31, 2021, the Company had $4,183,000 and $1,574,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness  of the counter parties.

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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2022; and other risks and uncertainties arising from time to time.

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

Business Environment

The U.S. economy rebounded in the third quarter, with the gross domestic product (GDP) expanding by an annualized rate of 2.9%. This followed two quarterly contractions to start 2022, with output in the first half of the year hurt by the spread of the COVID-19 Omicron variant at the turn of the calendar and the fact that inventory buildups were pulled forward (into the fourth quarter of 2021), as manufacturers worried about supply-chain disruptions. GDP measures economic output, not demand; accordingly, inventory accumulation in late 2021 added to fourth-quarter GDP growth, while retarding early 2022 GDP. The third-quarter GDP reading did have some worrisome signs, including slowing growth in the consumer sector (from the second to third quarter) and a sharp drop in residential construction, but still solid jobs creation in November and strong retail sales data in October were positive signs as the year winds down.

Meantime, the central bank remains aggressive in raising interest rates. The Federal Reserve at its early November Federal Open Market Committee (FOMC) meeting increased the benchmark short-term interest rate by 0.75%, to the range of 3.75% to 4.00%. It marked the fourth consecutive three-quarter-point hike. The increasingly restrictive monetary policy decision from the Federal Reserve was followed by commentary from Chairman Jerome Powell, in which he stated that the federal funds rate may need to reach 5.00% by mid-2023 and stay at that level for a longer duration to reduce demand for goods and services enough to drive prices significantly lower. A half-point increase to the federal funds rate was expected at the December FOMC meeting, the final central bank get-together of 2022.

The Federal Reserve’s efforts to slow demand are starting to work, but the real impact of the increasingly restrictive monetary policies implemented earlier this year were not expected to be realized until late-2022 and early 2023. U.S. households are now changing their spending habits, focusing on essential items (i.e., food and energy) and showing a willingness to wait for sales (i.e., lower prices) on more-discretionary big-ticket and luxury items. Meanwhile, the pace of both new and existing home sales, as well as residential construction (the biggest contributor to GDP after the consumer sector), has fallen sharply during the late summer and early fall months, with significantly higher borrowing costs leading to a drop in housing affordability. These higher borrowing costs—and resultant elevated rates on increasing credit card debt—are likely to put pressure on the consumer and result in a drop in prices, even if the supply-side shortages were to linger. The moderation in both the October Consumer and Producer Price Indexes suggests that the Fed’s efforts to reduce inflation are gaining some traction.

In conclusion, the aggressive monetary policy tightening stance by the Federal Reserve may ultimately push the U.S. economy into a recession. The continued inversion of the Treasury market yield curve (occurs when rates on longer-term obligations are lower than those of shorter-tern durations), the decline in crude oil prices during the late fall season, and the rash of layoffs in the technology sector may be indications of some economic pain ahead. This would make for a tougher near-term operating environment for both businesses and consumers, and may be reflected in next few quarters of corporate earnings results.

Results of Operations for the Three and Six Months Ended October 31, 2022 and October 31, 2021

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2022	2021	Change	2022	2021	Change
Income from operations	$3,173	$2,737	15.9%	$5,729	$5,002	14.5%
Gain on forgiveness of SBA loan	-	2,331	N/A	-	2,331	N/A
Non-voting revenues and non-voting profits interests from EAM Trust	2,816	4,892	-42.4%	5,831	9,697	-39.9%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust and gain on SBA loan forgiveness	$5,989	$9,960	-39.9%	$11,560	$17,030	-32.1%
Operating expenses	$6,893	$7,236	-4.7%	$14,281	$15,137	-5.7%
Investment gains/(losses)	$(268)	$368	-172.8%	$26	$762	-96.6%
Income before income taxes	$5,721	$10,328	-44.6%	$11,586	$17,792	-34.9%
Net income	$4,330	$8,504	-49.1%	$8,788	$14,401	-39.0%
Earnings per share	$0.46	$0.89	-48.3%	$0.93	$1.51	-38.4%

During the six months ended October 31, 2022, the Company’s net income of $8,788,000, or $0.93 per share, was 39.0% below net income of $14,401,000, or $1.51 per share, for the six months ended October 31, 2021. During the six months ended October 31, 2022, the Company’s income from operations of $5,729,000 was 14.5% above income from operations of $5,002,000 during the six months ended October 31, 2021. For the six months ended October 31, 2022, operating expenses decreased 5.7% below those during the six months ended October 31, 2021.

During the three months ended October 31, 2022, the Company’s net income of $4,330,000, or $0.46 per share, was 49.1% below net income of $8,504,000, or $0.89 per share, for the three months ended October 31, 2021. During the three months ended October 31, 2022, the Company’s income from operations of $3,173,000 was 15.9% above income from operations of $2,737,000 during the three months ended October 31, 2021. For the three months ended October 31, 2022, operating expenses decreased 4.7% below those during the three months ended October 31, 2021.

During the six months ended October 31, 2022, there were 9,475,960 average common shares outstanding as compared to 9,557,333 average common shares outstanding during the six months ended October 31, 2021.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Investment periodicals and related publications:
Print	$2,513	$2,634	-4.6%	$5,071	$5,620	-9.8%
Digital	4,099	4,001	2.4%	8,132	7,962	2.1%
Total investment periodicals and related publications	6,612	6,635	-0.3%	13,203	13,582	-2.8%
Copyright fees	3,454	3,338	3.5%	6,807	6,557	3.8%
Total publishing revenues	$10,066	$9,973	0.9%	$20,010	$20,139	-0.6%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products.  The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2022		2021		2022		2021
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	8.1%	13.9%	14.1%	13.2%	10.3%	13.7%	15.2%	14.8%
Renewal Sales	91.9%	86.1%	85.9%	86.8%	89.7%	86.3%	84.8%	85.2%
Total Gross Sales	100%	100%	100%	100%	100%	100%	100%	100%

During the six months ended October 31, 2022, new sales of print and digital publications decreased as a percent of the total gross sales versus the prior fiscal year as a result of weakened sentiment among prospective customers in a period of market volatility.  During the six months ended October 31, 2022, renewal sales of print and digital publications increased as a percent of the total gross sales versus the prior fiscal year.

	As of October 31,	As of April 30,	As of October 31,	Change
($ in thousands)	2022	2022	2021	October-22 vs. Apr-22	October-22 vs. October-21
Unearned subscription revenue (current and long-term liabilities)	$22,890	$23,773	$22,600	-3.7%	1.3%

Unearned subscription revenue as of October 31, 2022, is 3.7% below April 30, 2022 and 1.3% above October 31, 2021. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $13,203,000 (excluding copyright fees) during the six months ended October 31, 2022 were 2.8% below publishing revenues of $13,582,000, as compared to the prior fiscal year.  The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. Total product line circulation at October 31, 2022, was 10.9% below total product line circulation at October 31, 2021. During the six months ended October 31, 2022, Institutional Sales department generated total sales orders of $7,170,000 or 27.8% above the prior fiscal year.  The retail telemarketing sales team generated total sales orders of $3,666,000, approximately equal to last fiscal year.

Total print circulation at October 31, 2022 was 16.9% below the total print circulation at October 31, 2021.  During the six months ended October 31, 2022, print publication revenues of $5,071,000, decreased 9.8%, below print publication revenues of $5,620,000 during October of 2021 because we deferred advertising in light of negative sentiment among prospective customers in a bear market environment. Total digital circulation at October 31, 2022 was 2.3% below total digital circulation at October 31, 2021. During the six months ended October 31, 2022, digital revenues of $8,132,000 were up 2.1% as compared to the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of low price “starter” products.

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to introduce publications and packages at a range of price points.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended October 31, 2022, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 20.8% compared to the Russell 2000 Index’s decrease of 19.6% during the comparable period.

Copyright fees

During the six months ended October 31, 2022, copyright fees of $6,807,000 were 3.8% above those during the corresponding period in the prior fiscal year.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2022, were $2.9 billion, which is $2.1 billion, or 42.0%, below total assets of $5.0 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2021.  The decrease in net assets was primarily due to fund shareholder redemptions, closing of two variable annuity funds, and significant declines during the 2022 bear market.

Value Line Mutual Funds

	As of October 31,
($ in millions)	2022	2021	Change
Equity and hybrid funds	$2,851	$4,971	-42.6%
Fixed income funds	40	50	-20.0%
Total EAM managed net assets	$2,891	$5,021	-42.4%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the six months ended October 31, 2022, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $10,142,000, 12b-1 fees and other fees of $3,050,000 and other net gains of $4,000. For the same period, total investment management fee waivers were $31,000 and 12b-1 fee waivers were $54,000. During the six months ended October 31, 2022, EAM's net income was $852,000 after giving effect to Value Line’s non-voting revenues interest of $5,405,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The gross fees and net income of EAM’s investment management operations during the six months ended October 31, 2021, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $15,679,000, 12b-1 fees and other fees of $4,941,000 and other net income of $119,000.  For the same period, total investment management fee waivers were $218,000 and 12b-1 fee waivers for three Value Line Funds were $342,000.  During the six months ended October 31, 2021, EAM's net income was $2.570,000 after giving effect to Value Line’s non-voting revenues interest of $8,412,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of October 31, 2022, one of the Value Line Funds has full 12b-1 fees waivers in place, and six funds have partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 98.6% and fixed income fund assets represent 1.4%, respectively, of total fund assets under management (“AUM”) as of October 31, 2022.  At October 31, 2022, equity and hybrid AUM decreased by 43.0% and fixed income AUM decreased by 20.0% as compared to last year at October 31, 2021.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter.  The applicable recent non-voting revenues interest percentage for the second quarter of fiscal 2023 was 53.01% but will decline somewhat under the agreed formula as lower invested assets result in lower investment management fee revenue.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Non-voting revenues interest	$2,623	$4,263	-38.5%	$5,405	$8,412	-35.7%
Non-voting profits interest	193	629	-69.3%	426	1,285	-66.8%
	$2,816	$4,892	-42.4%	$5,831	$9,697	-39.9%

Operating expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Advertising and promotion	$723	$676	7.0%	$1,544	$1,723	-10.4%
Salaries and employee benefits	3,769	4,303	-12.4%	7,816	8,960	-12.8%
Production and distribution	1,243	1,311	-5.2%	2,458	2,527	-2.7%
Office and administration	1,158	946	22.4%	2,463	1,927	27.8%
Total expenses	$6,893	$7,236	-4.7%	$14,281	$15,137	-5.7%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $6,893,000 and $14,281,000 during the three and six months ended October 31, 2022, decreased 4.7% and 5.7%, respectively, as compared to those during the three and six months ended October 31, 2021, as a result of cost controls in fiscal year 2023.

Advertising and promotion

During the three and six months ended October 31, 2022, advertising and promotion expenses of $723,000 and $1,544,000 increased 7.0% and decreased 10.4%, respectively, as compared to the prior fiscal year, primarily due to decrease in media advertising expenses and direct mail campaigns, partially offset by the increases in renewal solicitation costs and institutional sales expenses. During the second fiscal quarter, however, advertising expenses were increased 7% versus fiscal 2022 as we perceive the environment for promotion of our services has improved.

Salaries and employee benefits

During the three and six months ended October 31, 2022, salaries and employee benefits of  $3,769,000 and $7,816,000 decreased 12.4% and 12.8%, respectively, as compared to the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from a reduced employee headcount in fiscal year 2023.

Production and distribution

During the three and six months ended October 31, 2022, production and distribution expenses of $1,243,000 and $2,458,000 decreased 5.2% and 2.7%, respectively, as compared to the prior fiscal year. The decreases in service mailers, paper and distribution costs as a result of reduced print product circulation was the primary reason for the decline in expenses.

Office and administration

During the three and six months ended October 31, 2022, office and administrative expenses of $1,158,000 and $2,463,000 increased 22.4% and 27.8%, respectively, as compared to the prior fiscal year, primarily due to increases in settlement costs and professional fees.

Concentration

During the six months ended October 31, 2022, 34.0% of total publishing revenues of $20,010,000 were derived from a single customer.

Investment gains/(losses)

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Dividend income	$141	$210	-32.9%	$254	$406	-37.4%
Interest income	158	-	N/A	201	1	N/A

Investment gains/(losses) recognized on sale of equity securities during the period	3	47	-93.6%	5	47	-89.4%

Unrealized gains/(losses) recognized on equity securities held at the end of the period	(577)	111	N/A	(434)	309	N/A

Other	7	-	N/A	-	(1)	N/A
Total investment gains/(losses)	$(268)	$368	-172.8%	$26	$762	-96.6%

During the six months ended October 31, 2022, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2023, resulted in a gain of $26,000. During the six months ended October 31, 2021, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2022, resulted in a gain of $762,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2022 and October 31, 2021, were $0 and $2,496,000, respectively. Proceeds from the sales of equity securities during the six months ended October 31, 2022 and October 31, 2021 were $1,016,000 and $687,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2022 and October 31, 2021 were 24.15% and 19.05%, respectively.  The lower effective income tax rate during the six months ended October 31, 2021 as compared to October 31, 2022, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA during fiscal 2022 (see note 16). The higher effective tax rate during the six months ended October 31, 2022 as compared to October 31, 2021, is also a result of an increase in the state and local income taxes to 3.37% from 1.11% as a result of changes in state and local income tax allocations, the increase in additional states that the Company is taxed in and the effect on deferred taxes in fiscal 2023. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Lease Commitments

On November 30, 2016, Value Line, Inc. received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016.  Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027.  Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year.  The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which was reduced to $305,000 on October 3, 2021, which we expect will be fully refunded after the sublease ends.  This Building became the Company’s new corporate office facility.  The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.  The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. The Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”).  Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes.  The Company provided a security deposit in cash in the amount of $32,146, which we expect will be fully refunded after the lease term expires.  The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $39,249,000 as of October 31, 2022 and $37,580,000 as of April 30, 2022. These amounts include short-term unearned revenue of $16,674,000 and $17,688,000 reflected in total current liabilities at October 31, 2022 and April 30, 2022, respectively.  Cash and short-term securities were $57,744,000 and $57,825,000 as of October 31, 2022 and April 30, 2022, respectively.

The Company’s cash and cash equivalents include $12,066,000 and $28,965,000 at October 31, 2022 and April 30, 2022, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $8,599,000 during the six months ended October 31, 2022, compared to cash inflows from operations of $11,260,000 during the six months ended October 31, 2021, respectively.  The decrease in cash flows from fiscal 2022 to fiscal 2023 is primarily attributable to lower net income, a decrease in cash receipts from EAM, the timing of customers’ payments and the timing of Federal Income tax payments.

Cash from investing activities

The Company had cash outflows from investing activities of $17,405,000 during the six months ended October 31, 2022, compared to cash outflows from investing activities of $749,000 for the six months ended October 31, 2021, respectively.  Cash outflows for the six months ended October 31, 2022, were primarily due to increases in purchases of U.S. treasury bills and fixed income securities in fiscal year 2023.

Cash from financing activities

During the six months ended October 31, 2022, the Company’s cash outflows from financing activities were $8,229,000, compared to cash outflows from financing activities of $4,724,000 for the six months ended October 31, 2021. During the six months ended October 31, 2022, cash outflows for financing activities included $3,482,000 for the repurchase of 52,343 shares of the Company’s common stock under the May 31, 2022 and October 21, 2022 board approved common stock repurchase programs. Quarterly dividend payments of $0.25 per share during fiscal year 2023 aggregated $4,747,000. Quarterly regular dividend payments of $0.22 per share during fiscal year 2022 aggregated $4,207,000.

At October 31, 2022 there were 9,457,500 common shares outstanding as compared to 9,546,581 common shares outstanding at October 31, 2021. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA PPP loan, which debt has been forgiven, and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond.  Management does not anticipate making any borrowings during the next twelve months.  As of October 31, 2022, retained earnings and liquid assets were $91,700,000 and $57,744,000, respectively. As of April 30, 2022, retained earnings and liquid assets were $87,645,000 and $57,825,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the three months ended October 31, 2022. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2022.

Contractual Obligations

We are a party to lease contracts which will result in cash payments to landlords in future periods.  Operating lease liabilities are included in our Consolidated Balance Sheets.  Estimated payments of these liabilities in each of the next five fiscal years and thereafter are (in thousands): $805 (remaining six months) in 2023; $1,634 in 2024; $1,429 in 2025; $1,461 in 2026; $1,493 in 2027 and $882 thereafter totaling $7,704.

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

Fixed income securities consist of bank certificates of deposits and securities issued by federal, state and local governments within the United States.  As of October 31, 2022 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $27,982,000 and $27,954,000, respectively.  As of April 30, 2022 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $10,505,000 and $10,475,000, respectively.

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

Fixed Income Securities

Estimated Fair Value after
Hypothetical Change in Interest Rates
(in thousands)
(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair Value	50 bp increase	50 bp decrease	100 bp increase	100 bp decrease

As of October 31, 2022
Investments in securities with fixed maturities	$27,954	27,459	27,657	27,360	27,756

As of April 30, 2022
Investments in securities with fixed maturities	$10,475	n/a	n/a	n/a	n/a

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

As of October 31, 2022 and April 30, 2022, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), and other Exchange Traded Funds and common stock equity securities was a combined total $13,212,000 and $13,318,000, respectively, and the fair value was $17,122,000 and $17,647,000, respectively.

Equity Securities

				Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
			Hypothetical Price Change
($ in thousands)		Fair Value
As of October 31, 2022	Equity Securities and ETFs held for dividend yield	$17,122	30% increase	$22,259	5.06%
			30% decrease	$11,985	-5.06%

 Equity Securities

				Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage
			Hypothetical Price Change		Increase (Decrease) in
($ in thousands)		Fair Value			Shareholders’ Equity
As of April 30, 2022	Equity Securities and ETFs held for dividend yield	$17,647	30% increase	$22,942	4.92%
			30% decrease	$12,353	-4.92%

Item 4.  CONTROLS AND PROCEDURES

a.

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

b.

The registrant’s Principal Executive Officer and Principal Financial Officer have determined that there have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2022 new risk factors have been added to the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2022 filed with the SEC on July 26, 2022. The new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended October 31, 2022.   All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1 - 31, 2022	3,450	$80.85	3,450	$1,580,000
September 1 - 30, 2022	5,681	55.18	5,681	1,267,000
October 1 - 31, 2022	8,183	62.04	8,183	2,956,000
Total	17,314	$63.54	17,314	$2,956,000

October 21, 2022				$3,000,000

All shares were repurchased pursuant to authorization of the Board of Directors.

On October 21, 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date.

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

Date:  December 12, 2022