Form 10-Q
period 2023-01-31
VALUE LINE INC
filed 2023-03-14
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2023
Common stock, $0.10 par value per share	9,438,862 share

VALUE LINE, INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	January 31,	April 30,
	2023	2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $11,233 and $28,965, respectively)	$11,861	$29,703
Equity securities	17,986	17,647
Available-for-sale fixed income securities	30,930	10,475
Accounts receivable, net of allowance for doubtful accounts of $36 and $31, respectively	1,779	1,677
Prepaid and refundable income taxes	310	588
Prepaid expenses and other current assets	1,186	1,248
Total current assets	64,052	61,338

Long term assets:
Investment in EAM Trust	58,827	59,971
Restricted money market investments	305	305
Property and equipment, net	6,111	7,058
Capitalized software and other intangible assets, net	35	71
Total long term assets	65,278	67,405

Total assets	$129,330	$128,743

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,119	$1,314
Accrued salaries	1,117	1,137
Dividends payable	2,360	2,378
Accrued taxes on income	-	2
Operating lease obligation-short term	1,317	1,239
Unearned revenue	16,531	17,688
Total current liabilities	22,444	23,758

Long term liabilities:
Unearned revenue	6,232	6,085
Operating lease obligation-long term	5,131	6,129
Deferred income taxes	13,297	13,126
Total long term liabilities	24,660	25,340
Total liabilities	47,104	49,098

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	94,588	87,645
Treasury stock, at cost (561,138 shares and 490,157 shares, respectively)	(14,454)	(9,967)
Accumulated other comprehensive income, net of tax	101	(24)
Total shareholders' equity	82,226	79,645

Total liabilities and shareholders' equity	$129,330	$128,743

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

Revenues:
Investment periodicals and related publications	$6,592	$6,779	$19,795	$20,361
Copyright fees	3,375	3,479	10,182	10,036
Total publishing revenues	9,967	10,258	29,977	30,397

Expenses:
Advertising and promotion	703	722	2,247	2,445
Salaries and employee benefits	3,758	4,285	11,574	13,245
Production and distribution	1,371	1,269	3,829	3,796
Office and administration	1,151	1,107	3,614	3,034
Total expenses	6,983	7,383	21,264	22,520
Income from operations	2,984	2,875	8,713	7,877

Gain on forgiveness of PPP loan (see note 16)	-	-	-	2,331

Revenues and profits interests in EAM Trust	2,685	4,655	8,516	14,352
Investment gains / (losses)	1,250	(3)	1,276	759
Income before income taxes	6,919	7,527	18,505	25,319
Income tax provision	1,671	1,913	4,469	5,304
Net income	$5,248	$5,614	$14,036	$20,015

Earnings per share, basic & fully diluted	$0.55	$0.59	$1.48	$2.10

Weighted average number of common shares	9,456,877	9,539,588	9,465,955	9,551,418

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

Net income	$5,248	$5,614	$14,036	$20,015

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on fixed income securities, net of taxes	123	-	125	(4)
Other comprehensive income/(loss)	123	-	125	(4)
Comprehensive income	$5,371	$5,614	$14,161	$20,011

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net income	$14,036	$20,015

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,006	1,003
Investment (gains)	(438)	(122)
Non-voting revenues interest in EAM Trust	(7,917)	(12,532)
Non-voting profits interest in EAM Trust	(599)	(1,820)
Distributions received from EAM Trust	9,660	14,447
Gain on forgiveness of PPP loan (see note 16)	-	(2,331)
Deferred income taxes	57	(446)
Deferred rent obligation	(920)	(792)
Changes in operating assets and liabilities:
Unearned revenue	(1,010)	(1,940)
Accounts payable & accrued expenses	(195)	(778)
Accrued salaries	(20)	(55)
Accrued taxes on income	80	2,387
Prepaid and refundable income taxes	278	153
Prepaid expenses and other current assets	62	255
Accounts receivable	(102)	2,183
Total adjustments	(58)	(388)
Net cash provided by operating activities	13,978	19,627

Cash flows from investing activities:

Purchases of equity securities	(1,322)	(4,814)
Purchases of fixed income securities classified as available for sale	(30,205)	(498)
Proceeds from sales of equity securities	1,421	1,202
Proceeds from sales of fixed income securities classified as available for sale	9,907	2,496
Acquisition of property and equipment	(23)	-
Net cash used in investing activities	(20,222)	(1,614)

Cash flows from financing activities:
Purchase of treasury stock at cost	(4,487)	(1,322)
Payable to clearing broker	-	190
Dividends paid	(7,111)	(6,307)
Net cash used in financing activities	(11,598)	(7,439)
Net change in cash and cash equivalents	(17,842)	10,574
Cash, cash equivalents and restricted cash at beginning of period	30,008	19,640
Cash, cash equivalents and restricted cash at end of period	$12,166	$30,214

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2022, October 31, 2022, January 31, 2023
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2022	10,000,000	$1,000	$991	(490,157)	$(9,967)	$87,645	$(24)	$79,645

Net income						4,458		4,458
Change in unrealized gains on Fixed Income securities, net of taxes							5	5
Purchase of treasury stock				(35,029)	(2,382)			(2,382)
Dividends declared						(2,369)		(2,369)
Balance at July 31, 2022	10,000,000	$1,000	$991	(525,186)	$(12,349)	$89,734	$(19)	$79,357

Dividends declared per common share were $0.25 for the three months ending July 31, 2022.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at July 31, 2022	10,000,000	$1,000	$991	(525,186)	$(12,349)	$89,734	$(19)	$79,357

Net income						4,330		4,330
Change in unrealized gains on Fixed Income securities, net of taxes							(3)	(3)
Purchase of treasury stock				(17,314)	(1,100)			(1,100)
Dividends declared						(2,364)		(2,364)
Balance at October 31, 2022	10,000,000	$1,000	$991	(542,500)	$(13,449)	$91,700	$(22)	$80,220

Dividends declared per common share were $0.50 for the six months ending October 31, 2022.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at October 31, 2022	10,000,000	$1,000	$991	(542,500)	$(13,449)	$91,700	$(22)	$80,220

Net income						5,248		5,248
Change in unrealized gains on Fixed Income securities, net of taxes							123	123
Purchase of treasury stock				(18,638)	(1,005)			(1,005)
Dividends declared						(2,360)		(2,360)
Balance at January 31, 2023	10,000,000	$1,000	$991	(561,138)	$(14,454)	$94,588	$101	$82,226

Dividends declared per common share were $0.75 for the nine months ending January 31, 2023.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2021, October 31, 2021, January 31, 2022
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2021	10,000,000	$1,000	$991	(436,830)	$(7,483)	$72,502	$3	$67,013

Net income						5,897		5,897
Change in unrealized gains on Fixed Income securities, net of taxes							(4)	(4)
Purchase of treasury stock				(5,409)	(163)			(163)
Dividends declared						(2,103)		(2,103)
Balance at July 31, 2021	10,000,000	$1,000	$991	(442,239)	$(7,646)	$76,296	$(1)	$70,640

Dividends declared per common share were $0.22 for the three months ending July 31, 2021.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at July 31, 2021	10,000,000	$1,000	$991	(442,239)	$(7,646)	$76,296	$(1)	$70,640

Net income						8,504		8,504
Change in unrealized gains on Fixed Income securities, net of taxes							-	-
Purchase of treasury stock				(11,180)	(354)			(354)
Dividends declared						(2,100)		(2,100)
Balance at October 31, 2021	10,000,000	$1,000	$991	(453,419)	$(8,000)	$82,700	$(1)	$76,690

Dividends declared per common share were $0.44 for the six months ending October 31, 2021.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at October 31, 2021	10,000,000	$1,000	$991	(453,419)	$(8,000)	$82,700	$(1)	$76,690

Net income						5,614		5,614
Change in unrealized gains on Fixed Income securities, net of taxes							-	-
Purchase of treasury stock				(17,418)	(805)			(805)
Dividends declared						(2,098)		(2,098)
Balance at January 31, 2022	10,000,000	$1,000	$991	(470,837)	$(8,805)	$86,216	$(1)	$79,401

Dividends declared per common share were $0.66 for the nine months ending January 31, 2022.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
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

The Consolidated Condensed Balance Sheets as of January 31, 2023 and April 30, 2022, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022 filed with the SEC on July 26, 2022 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
January 31, 2023
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
January 31, 2023
(Unaudited)

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

Level 1 – quoted prices in active markets for identical investments

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,233	$-	$-	$11,233
Equity securities	17,986	-	-	17,986
Available-for-sale fixed income securities	30,930	-	-	30,930
	$60,149	$-	$-	$60,149

	As of April 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$28,965	$-	$-	$28,965
Equity securities	17,647	-	-	17,647
Available-for-sale fixed income securities	10,475	-	-	10,475
	$57,087	$-	$-	$57,087

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2023 and April 30, 2022, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of January 31, 2023, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2023 and April 30, 2022, cash equivalents included $11,233,000 and $28,965,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
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

As of January 31, 2023 and April 30, 2022, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $13,217,000 and $13,318,000, respectively, and the fair value was $17,986,000 and $17,647,000, respectively.

Proceeds from sales of equity securities during the nine months ended January 31, 2023 and January 31, 2022, were $1,421,000 and $1,202,000, respectively.

The carrying value and fair value of equity securities at January 31, 2023 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$13,217	$4,815	$(46)	$17,986

The carrying value and fair value of equity securities at April 30, 2022 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$13,318	$4,348	$(19)	$17,647

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
(Unaudited)

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2023 and January 31, 2022, were $9,907,000 and $2,496,000, respectively. As of January 31, 2023, Accumulated Other Comprehensive Income included unrealized losses of $128,000 net of deferred tax benefit of $27,000.  As of April 30, 2022, Accumulated Other Comprehensive Income included unrealized losses of $30,000, net of deferred tax benefit of $6,000.

The aggregate cost and fair value at January 31, 2023 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$25,731	$160	$(10)	$25,881
Due 1 year through 5 years	5,071	-	(22)	5,049
Total investment in government debt securities	$30,802	$160	$(32)	$30,930

The decrease in gross unrealized losses of $158,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $33,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of January 31, 2023.

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

The average yield on the Government debt securities classified as available-for-sale at January 31, 2023 and April 30, 2022 was 3.15% and 0.6%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2023	2022	2023	2022
Dividend income	$190	$234	$444	$640
Interest income	194	(2)	395	(1)
Investment gains/(losses) recognized on sales of equity securities during the period	7	(19)	12	28
Unrealized gains/(losses) recognized on equity securities held at the end of the period	859	(215)	425	94
Other	-	(1)	-	(2)
Total investment gains/(losses)	$1,250	$(3)	$1,276	$759

Taxable realized gains/(losses) on equity securities sold during fiscal years 2023 and 2022, which are generally the difference between the proceeds from sales and our original cost, were losses of $2,000 in fiscal 2023 and gains of $30,000 in fiscal 2022.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
(Unaudited)

Investment in Unconsolidated Entities:

Equity Method Investment:

As of January 31, 2023 and April 30, 2022, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $58,827,000 and $59,971,000, respectively.

The value of VLI’s investment in EAM at January 31, 2023 and April 30, 2022 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2023	2022	2023	2022
Investment management fees earned from the Value Line Funds, net of waivers shown below	$4,809	$7,627	$14,951	$23,306
12b-1 fees and other fees, net of waivers shown below	$1,457	$2,362	$4,507	$7,303
Other income	$146	$(70)	$150	$49
Investment management fee waivers and reimbursements	$73	$184	$104	$402
12b-1 fee waivers	$26	$151	$80	$493
Value Line’s non-voting revenues interest	$2,512	$4,120	$7,917	$12,532
EAM's net income (1)	$346	$1,070	$1,198	$3,640

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	January 31,	April 30,
($ in thousands)	2023	2022
	(unaudited)
EAM's total assets	$61,545	$63,592
EAM's total liabilities (1)	(4,552)	(6,282)
EAM's total equity	$56,993	$57,310

(1) At January 31, 2023 and April 30, 2022, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $2,667,000 and $3,657,000, respectively.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2023 (unaudited)	$61,545	$58,827	$-	$58,827
As of April 30, 2022	$63,592	$59,971	$-	$59,971

(1)  Reported within Long-Term Assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
(Unaudited)

Note 4 - Supplementary Cash Flows Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Condensed Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Condensed Statement of Cash Flows.

	Nine Months Ended January 31,
($ in thousands)	2023	2022
Cash and cash equivalents	$11,861	$29,909
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$12,166	$30,214

Income Tax Payments:

The Company made income tax payments as follows:

	Nine Months Ended January 31,
($ in thousands)	2023	2022
State and local income tax payments	$732	$544
Federal income tax payments	$3,327	$2,300

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the nine months ended January 31, 2023 and January 31, 2022, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $318,000 and $466,000 in fiscal 2023 and fiscal 2022, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2023 and January 31, 2022 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2023 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$158	$(33)	$125
	$158	$(33)	$125

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
January 31, 2023
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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2023, were $3.04 billion, 31.1% below total assets of $4.41 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2022. The reduction in assets was due to a bear market in equities, and particularly in growth stocks in which EAM specializes, and to the termination of a lower-margin business in annuity funds.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2023	2022	2023	2022
Non-voting revenues interest in EAM	$2,512	$4,120	$7,917	$12,532
Non-voting profits interest in EAM	173	535	599	1,820
	$2,685	$4,655	$8,516	$14,352

At January 31, 2023, the Company's investment in EAM includes a receivable of $2,667,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That amount was subsequently paid to the Company.

Transactions with Parent:

During the nine months ended January 31, 2023 and January 31, 2022, the Company was reimbursed $232,000 and $243,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2023 and April 30, 2022.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.   The Company made federal tax payments of $3,327,000 and $2,300,000 to the Parent during the nine months ended January 31, 2023 and January 31, 2022.

As of January 31, 2023, the Parent owned 91.47% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2023	2022	2023	2022
Current tax expense:
Federal	$1,191	$1,662	$3,581	$4,684
State and local	364	472	831	1,066
Current tax expense	1,555	2,134	4,412	5,750
Deferred tax expense (benefit):
Federal	184	(175)	85	(57)
State and local	(68)	(46)	(28)	(389)
Deferred tax expense (benefit):	116	(221)	57	(446)
Income tax provision	$1,671	$1,913	$4,469	$5,304

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
(Unaudited)

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2023 and January 31, 2022 were 24.15% and 20.94%, respectively. The lower effective tax rate during nine months ended January 31, 2022 as compared to January 31, 2023, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA during fiscal 2022 (see note 16). The higher effective tax rate during the nine months ended January 31, 2023 as compared to January 31, 2022, is also due to an increase in the state and local income tax rate to 3.39% from 2.11% as a result of changes in state and local income tax allocations, the increase in additional states that the Company is subject to tax and the effect on deferred taxes in fiscal 2023. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2023	2022
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	63	77
Unrealized gain on securities held for sale	1,002	909
Right of Use Asset	(180)	(188)
Deferred charges	(147)	(154)
Other	(277)	(300)
Total federal tax liability	10,758	10,641

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,122	2,131
Deferred non-cash post-employment compensation	(74)	(74)
Depreciation and amortization	128	180
Unrealized gain on securities held for sale	199	194
Other	164	54
Total state and local tax liabilities	2,539	2,485
Deferred tax liability, long-term	$13,297	$13,126

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2023	2022
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.39%	2.11%
Non-taxable SBA loan forgiveness	-	(1.93)%
Effect of dividends received deductions	(0.25)%	(0.26)%
Other, net	0.01%	0.02%
Effective income tax rate	24.15%	20.94%

The Company believes that, as of January 31, 2023, there were no material uncertain tax positions that would require disclosure under GAAP.

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
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

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2020 through 2022, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities.

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

	January 31,	April 30,
($ in thousands)	2023	2022
Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	5,591	6,442
Furniture and equipment	4,115	4,091
	10,719	11,546
Accumulated depreciation and amortization	(4,608)	(4,488)
Total property and equipment, net	$6,111	$7,058

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use".  SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the nine months ended January 31, 2023 and January 31, 2022, were $36,000 and $59,000, respectively.

During the nine months ended January 31, 2023 and January 31, 2022, the Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use.

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of October 31, 2022	542,500	$13,449	$24.79	$2,956
Purchases effected in open market during the months ended:
November 30, 2022	6,681	391	58.52	2,565
December 31, 2022	10,845	558	51.49	2,007
January 31, 2023	1,112	56	49.96	1,951
Balance as of January 31, 2023	561,138	$14,454	$25.76	$1,951

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of January 31, 2023, the Company had a long-term lease asset of $5,591,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $750,000 in lease expenses in both fiscal years 2023 and 2022 during the nine months ended January 31, 2023 and January 31, 2022, respectively.

For the nine months ended January 31, 2023, the Company paid $1,193,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,193,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of January 31, 2023:

Fiscal years ended April 30,	($ in thousands)
2023*	$404
2024	1,634
2025	1,429
2026	1,461
2027	1,493
Thereafter	882
Total undiscounted future minimum lease payments	7,303
Less: difference between undiscounted lease payments & the present value of future lease payments	855
Total operating lease liabilities	$6,448

* Excludes the nine months ended January 31, 2023

Value Line, Inc.
Notes to Consolidated Condensed Financial Statements
January 31, 2023
(Unaudited)

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2023, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the nine months ended January 31, 2023, 34.0% of total publishing revenues of $29,977,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2023 and January 31, 2022, the Company had $2,427,000 and $3,030,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness  of the counter parties.

The Company maintains a deposit account of $305,000 at Signature Bank as security for a letter of credit in a similar amount (See Note 13). The bank was closed March 12, 2023 by its state chartering authority. In a joint statement of the U.S. Treasury department, the Federal Reserve, and the Federal Deposit Insurance Corporation, these federal entities confirmed that all depositors of this institution will be made whole.

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

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Actual results for the Company may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	maintaining revenue from subscriptions for the Company’s digital and print published products;
●	changes in investment trends and economic conditions, including global financial issues;
●	changes in Federal Reserve policies affecting interest rates and liquidity along with resulting effects on equity markets;
●	continuation of orderly markets for equities and corporate and governmental debt securities;
●	protecting intellectual property rights in Company methods and trademarks;
●	protecting confidential information including customer confidential or personal information that we may possess;
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
●

other risks and uncertainties, including but not limited to the risks described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2023; and other risks and uncertainties arising from time to time.

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

Business Environment

The U.S. economy continued to rebound in the 2022 fourth quarter, with the gross domestic product (GDP) expanding by an annualized rate of 2.7%. This followed an annualized increase of 2.6% in the third quarter and two quarterly contractions to start 2022, with output in the first half of the year hurt by the spread of the COVID-19 Omicron variant at the turn of the calendar and the fact that inventory buildups were pulled forward (into the fourth quarter of 2021), as manufacturers worried about supply-chain disruptions. The fourth-quarter GDP reading, much like the third-period figure, did have some worrisome signs, including the slowing pace of growth in the consumer sector and a sharp drop in residential construction, but still-strong jobs creation to both end 2022 and begin 2023 were positive signs as the new year unfolds.

Meantime, the central bank remains aggressive in raising interest rates. The Federal Reserve at its early February Federal Open Market Committee (FOMC) meeting increased the benchmark short-term interest rate by 0.25%, to the range of 4.50% to 4.75%. This raised the federal funds rate by more than four full percentage points since the Fed began tightening monetary policy in early 2022. The increasingly restrictive monetary policy course has been accompanied by hawkish commentary from senior Federal Reserve officials, including Chairman Jerome Powell. The consensus opinion among Fed monetary policy makers is that the federal funds rate will ultimately need to move comfortably above the 5.00% mark this year and stay at that level for an extended duration to reduce demand for goods and services enough to drive prices significantly lower and effectively fight inflation. Stronger-than-expected January Consumer and Producer Price Indexes readings suggested such actions will be necessary.

In general, the Federal Reserve’s efforts to slow demand are working, with the Federal Reserve noting some disinflation in the goods sector. It should also be noted that consumer credit card balances, with significantly higher interest rates, recently stood at just shy of the $1 trillion mark. This may force the consumer to reassess their spending habits when the credit card bills start to come due later this year. Meanwhile, the pace of residential construction (the biggest contributor to GDP after the consumer sector), continues to decline, with both housing starts and building permits down more than 20%, year over year, in January. Significantly higher borrowing costs are leading to a drop in housing affordability.

In conclusion, the aggressive monetary policy tightening stance by the Federal Reserve may ultimately push the U.S. economy into a recession. The continued inversion of the Treasury market yield curve (occurs when rates on longer-term obligations are lower than those of shorter-tern durations) and sharp reduction in the U.S. money supply may be an indication of some economic challenges ahead. This would make for a tougher near-term operating environment for both businesses and consumers.

Results of Operations for the Three and Nine Months Ended January 31, 2023 and January 31, 2022

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,

($ in thousands, except earnings per share)	2023	2022	Change	2023	2022	Change

Income from operations	$2,984	$2,875	3.8%	$8,713	$7,877	10.6%

Gain on forgiveness of SBA loan	-	-	-	-	2,331	N/A
Non-voting revenues and non-voting profits interests from EAM Trust	2,685	4,655	-42.3%	8,516	14,352	-40.7%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust and gain on SBA loan forgiveness	$5,669	$7,530	-24.7%	$17,229	$24,560	-29.8%

Operating expenses	$6,983	$7,383	-5.4%	$21,264	$22,520	-5.6%

Investment gains/(losses)	$1,250	$(3)	N/A	$1,276	$759	68.1%

Income before income taxes	$6,919	$7,527	-8.1%	$18,505	$25,319	-26.9%

Net income	$5,248	$5,614	-6.5%	$14,036	$20,015	-29.9%

Earnings per share	$0.55	$0.59	-6.8%	$1.48	$2.10	-29.5%

During the nine months ended January 31, 2023, the Company’s net income of $14,036,000, or $1.48 per share, was 29.9% below net income of $20,015,000, or $2.10 per share, for the nine months ended January 31, 2022. Fiscal 2022 included a gain of $2,331,000 from the tax-free forgiveness of SBA’s PPP loan to the Company. During the nine months ended January 31, 2023, the Company’s income from operations of $8,713,000 was 10.6% above income from operations of $7,877,000 during the nine months ended January 31, 2022. For the nine months ended January 31, 2023, operating expenses decreased 5.6% below those during the nine months ended January 31, 2022.

During the three months ended January 31, 2023, the Company’s net income of $5,248,000, or $0.55 per share, was 6.5% below net income of $5,614,000, or $0.59 per share, for the three months ended January 31, 2022. During the three months ended January 31, 2023, the Company’s income from operations of $2,984,000 was 3.8% above income from operations of $2,875,000 during the three months ended January 31, 2022. For the three months ended January 31, 2023, operating expenses decreased 5.4% below those during the three months ended January 31, 2022.

During the nine months ended January 31, 2023, there were 9,465,955 average common shares outstanding as compared to 9,551,418 average common shares outstanding during the nine months ended January 31, 2022.

	Three Months Ended January 31,			Nine Months Ended January 31,

($ in thousands)	2023	2022	Change	2023	2022	Change
Investment periodicals and related publications:
Print	$2,468	$2,769	-10.9%	$7,539	$8,389	-10.1%
Digital	4,124	4,010	2.8%	12,256	11,972	2.4%
Total investment periodicals and related publications	6,592	6,779	-2.8%	19,795	20,361	-2.8%
Copyright fees	3,375	3,479	-3.0%	10,182	10,036	1.5%
Total publishing revenues	$9,967	$10,258	-2.8%	$29,977	$30,397	-1.4%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023		2022		2023		2022
	Print	Digital	Print	Digital	Print	Digital	Print	Digital

New Sales	11.1%	9.8%	7.8%	12.6%	10.6%	12.3%	12.1%	14.0%

Renewal Sales	88.9%	90.2%	92.2%	87.4%	89.4%	87.7%	87.9%	86.0%

Total Gross Sales	100%	100%	100%	100%	100%	100%	100%	100%

During the nine months ended January 31, 2023, new sales of print and digital publications decreased as a percent of the total gross sales versus the prior fiscal year as a result of weakened sentiment among prospective customers in a period of market volatility. During the nine months ended January 31, 2023, renewal sales of print and digital publications increased as a percent of the total gross sales versus the prior fiscal year.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2023	2022	2022	January-23 vs. Apr-22	January-23 vs. January-22

Unearned subscription revenue (current and long-term liabilities)	$22,763	$23,773	$23,148	-4.2%	-1.7%

Unearned subscription revenue as of January 31, 2023, is 4.2% below April 30, 2022 and 1.7% below January 31, 2022. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $19,795,000 (excluding copyright fees) during the nine months ended January 31, 2023 were 2.8% below publishing revenues of $20,361,000, as compared to the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, total product line circulation at January 31, 2023, was 10.5% below total product line circulation at January 31, 2022. However, during the nine months ended January 31, 2023, Institutional Sales department total sales orders, representing our growing business with financial advisors and professional investors, of $11,025,000 were 21.4% above the prior fiscal year. The retail telemarketing sales team generated total sales orders of $5,511,000 or 8.1% below the prior fiscal year.

Total print circulation at January 31, 2023 was 16.6% below the total print circulation at January 31, 2022. During the nine months ended January 31, 2023, print publication revenues of $7,539,000, decreased 10.1%, below print publication revenues of $8,389,000 during January of 2022 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at January 31, 2023 was 1.5% below total digital circulation at January 31, 2022 with the professional clientele offsetting individual subscribers. During the nine months ended January 31, 2023, digital revenues of $12,256,000 were up 2.4% as compared to the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to introduce publications and packages at a range of price points.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended February 21, 2023, the combined Ranking System “Rank 1 & 2” stocks’ increase of 1.9% compared to the Russell 2000 Index’s decrease of 1.4% during the comparable period.

Copyright fees

During the nine months ended January 31, 2023, copyright fees of $10,182,000 were 1.5% above those during the corresponding period in the prior fiscal year.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2023, were $3.04 billion, which is $1.37 billion, or 31.1%, below total assets of $4.41 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2022. The decrease in net assets was primarily due to fund shareholder redemptions, closing of two variable annuity funds, and significant declines during the 2022 bear market.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2023	2022	Change
Equity and hybrid funds	$2,993	$4,358	-31.3%
Fixed income funds	42	49	-14.3%
Total EAM managed net assets	$3,035	$4,407	-31.1%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the nine months ended January 31, 2023, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $14,951,000, 12b-1 fees and other fees of $4,507,000 and other net gains of $150,000. For the same period, total investment management fee waivers were $104,000 and 12b-1 fee waivers were $80,000. During the nine months ended January 31, 2023, EAM's net income was $1,198,000 after giving effect to Value Line’s non-voting revenues interest of $7,917,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The gross fees and net income of EAM’s investment management operations during the nine months ended January 31, 2022, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $23,306,000, 12b-1 fees and other fees of $7,303,000 and other net income of $49,000. For the same period, total investment management fee waivers were $402,000 and 12b-1 fee waivers for three Value Line Funds were $342,000. During the nine months ended January 31, 2022, EAM's net income was $3,640,000 after giving effect to Value Line’s non-voting revenues interest of $12,532,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of January 31, 2023, one of the Value Line Funds has full 12b-1 fees waivers in place, and six funds have partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 98.6% and fixed income fund assets represent 1.4%, respectively, of total fund assets under management (“AUM”) as of January 31, 2023. At January 31, 2023, equity and hybrid AUM decreased by 43.0% and fixed income AUM decreased by 20.0% as compared to last year at January 31, 2022.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2023	2022	Change	2023	2022	Change
Non-voting revenues interest	$2,512	$4,120	-39.0%	$7,917	$12,532	-36.8%
Non-voting profits interest	173	535	-67.7%	599	1,820	-67.1%
	$2,685	$4,655	-42.3%	$8,516	$14,352	-40.7%

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2023	2022	Change	2023	2022	Change
Advertising and promotion	$703	$722	-2.6%	$2,247	$2,445	-8.1%
Salaries and employee benefits	3,758	4,285	-12.3%	11,574	13,245	-12.6%
Production and distribution	1,371	1,269	8.0%	3,829	3,796	0.9%
Office and administration	1,151	1,107	4.0%	3,614	3,034	19.1%
Total expenses	$6,983	$7,383	-5.4%	$21,264	$22,520	-5.6%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $6,983,000 and $21,264,000 during the three and nine months ended January 31, 2023, decreased 5.4% and 5.6%, respectively, as compared to those during the three and nine months ended January 31, 2022, as a result of cost controls in fiscal year 2023.

Advertising and promotion

During the three and nine months ended January 31, 2023, advertising and promotion expenses of $703,000 and $2,247,000 decreased 2.6% and 8.1%, respectively, as compared to the prior fiscal year, primarily due to decreases in media advertising expenses and direct mail campaigns, partially offset by the increases in renewal solicitation costs and institutional sales expenses.

Salaries and employee benefits

During the three and nine months ended January 31, 2023, salaries and employee benefits of $3,758,000 and $11,574,000 decreased 12.3% and 12.6%, respectively, as compared to the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from a reduced employee headcount in fiscal year 2023.

Production and distribution

During the three and nine months ended January 31, 2023, production and distribution expenses of $1,371,000 and $3,829,000 increased 8.0% and 0.9%, respectively, as compared to the prior fiscal year, primarily due to increases in production support of the Company’s website and maintenance of the Company’s publishing and application software and operating systems, partially offset by lower paper and printing costs resulting from decreases in print circulation.

Office and administration

During the three and nine months ended January 31, 2023, office and administrative expenses of $1,151,000 and $3,614,000 increased 4.0% and 19.1%, respectively, as compared to the prior fiscal year, primarily due to increases in one time settlement costs and professional fees.

Concentration

During the nine months ended January 31, 2023, 34.0% of total publishing revenues of $29,977,000 were derived from a single customer.

Investment gains/(losses)

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2023	2022	Change	2023	2022	Change

Dividend income	$190	$234	-18.8%	$444	$640	-30.6%

Interest income	194	(2)	N/A	395	(1)	N/A

Investment gains/(losses) recognized on sale of equity securities during the period	7	(19)	N/A	12	28	N/A

Unrealized gains/(losses) recognized on equity securities held at the end of the period	859	(215)	N/A	425	94	N/A

Other	-	(1)	N/A	-	(2)	N/A
Total investment gains/(losses)	$1,250	$(3)	N/A	$1,276	$759	68.1%

During the nine months ended January 31, 2023, the Company’s investment gains, primarily derived from dividend and interest income, investment gains and losses recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2023, resulted in a gain of $1,276,000. During the nine months ended January 31, 2022, the Company’s investment gains, primarily derived from dividend and interest income, investment gains and losses recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2022, resulted in a gain of $759,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2023 and January 31, 2022, were $9,907,000 and $2,496,000, respectively. Proceeds from the sales of equity securities during the nine months ended January 31, 2023 and January 31, 2022 were $1,421,000 and $1,202,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2023 and January 31, 2022 were 24.15% and 20.94%, respectively. The lower effective income tax rate during the nine months ended January 31, 2022 as compared to January 31, 2023, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA during fiscal 2022 (see note 16). The higher effective tax rate during the nine months ended January 31, 2023 as compared to January 31, 2022, is also a result of an increase in the state and local income taxes to 3.39% from 2.11% as a result of changes in state and local income tax allocations, the increase in additional states that the Company is taxed in and the effect on deferred taxes in fiscal 2023. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $41,608,000 as of January 31, 2023 and $37,580,000 as of April 30, 2022. These amounts include short-term unearned revenue of $16,531,000 and $17,688,000 reflected in total current liabilities at January 31, 2023 and April 30, 2022, respectively. Cash and short-term securities were $60,777,000 and $57,825,000 as of January 31, 2023 and April 30, 2022, respectively.

The Company’s cash and cash equivalents include $11,233,000 and $28,965,000 at January 31, 2023 and April 30, 2022, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $13,978,000 during the nine months ended January 31, 2023, compared to cash inflows from operations of $19,627,000 during the nine months ended January 31, 2022, respectively. The decrease in cash flows from fiscal 2022 to fiscal 2023 is primarily attributable to lower net income, a decrease in cash receipts from EAM, the timing of customers’ payments and the timing of Federal Income tax payments.

Cash from investing activities

The Company had cash outflows from investing activities of $20,222,000 during the nine months ended January 31, 2023, compared to cash outflows from investing activities of $1,614,000 for the nine months ended January 31, 2022, respectively. Cash outflows for the nine months ended January 31, 2023, were primarily due to increases in purchases of U.S. treasury bills and fixed income securities in fiscal year 2023.

Cash from financing activities

During the nine months ended January 31, 2023, the Company’s cash outflows from financing activities were $11,598,000, compared to cash outflows from financing activities of $7,439,000 for the nine months ended January 31, 2022. During the nine months ended January 31, 2023, cash outflows for financing activities included $4,487,000 for the repurchase of 70,981 shares of the Company’s common stock under the May 31, 2022 and October 21, 2022 board approved common stock repurchase programs. Quarterly dividend payments of $0.25 per share during fiscal year 2023 aggregated $7,111,000. Quarterly regular dividend payments of $0.22 per share during fiscal year 2022 aggregated $6,307,000.

At January 31, 2023 there were 9,438,862 common shares outstanding as compared to 9,529,163 common shares outstanding at January 31, 2022. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with the tax free proceeds from the SBA PPP loan, which debt has been forgiven, and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2023, retained earnings and liquid assets were $94,588,000 and $60,777,000, respectively. As of April 30, 2022, retained earnings and liquid assets were $87,645,000 and $57,825,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the nine months ended January 31, 2023. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2022.

Contractual Obligations

We are a party to lease contracts which will result in cash payments to landlords in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next five fiscal years and thereafter are (in thousands): $404 (remaining three months) in 2023; $1,634 in 2024; $1,429 in 2025; $1,461 in 2026; $1,493 in 2027 and $882 thereafter totaling $7,303.

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

Fixed income securities consist of bank certificates of deposits and securities issued by federal, state and local governments within the United States. As of January 31, 2023 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $30,802,000 and $30,930,000, respectively. As of April 30, 2022 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $10,505,000 and $10,475,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)
	(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease

As of January 31, 2023
Investments in securities with fixed maturities	$30,930	30,328	30,554	30,215	30,667

As of April 30, 2022
Investments in securities with fixed maturities	$10,475	n/a	n/a	n/a	n/a

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

As of January 31, 2023 and April 30, 2022, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), and other Exchange Traded Funds and common stock equity securities was a combined total $13,217,000 and $13,318,000, respectively, and the fair value was $17,986,000 and $17,647,000, respectively.

Equity Securities
($ in thousands)		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Increase (Decrease) in Shareholders’ Equity
As of January 31, 2023	Equity Securities and ETFs held for dividend yield	$17,986	30% increase	$23,382	4.98%
			30% decrease	$12,590	(4.98%)

Equity Securities
($ in thousands)		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
As of April 30, 2022	Equity Securities and ETFs held for dividend yield	$17,647	30% increase	$22,942	4.92%
			30% decrease	$12,353	(4.92%)

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2023 new risk factors have been added to the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2022 filed with the SEC on July 26, 2022. The new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2023. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 1 - 30, 2022	6,681	$58.52	6,681	$2,565,000

December 1 - 31, 2022	10,845	51.49	10,845	2,007,000

January 1 - 31, 2023	1,112	49.96	1,112	1,951,000
Total	18,638	$53.92	18,638	$1,951,000

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

Date: March 14, 2023