Form 10-K
period 2023-04-30
VALUE LINE INC
filed 2023-07-28
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes ☒ No

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒ Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐Yes ☐ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                                                       ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2022 was $44,153,911.

There were 9,431,384 shares of the registrant’s Common Stock outstanding at June 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2023 Annual Meeting of Shareholders, to be held on

October 6, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Cautionary Statement Regarding Forward-Looking Information

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	maintaining revenue from subscriptions for the Company’s digital and print published products;
●	changes in investment trends and economic conditions, including global financial issues;
●	changes in Federal Reserve policies affecting interest rates and liquidity along with resulting effects on equity markets;
●	stability of the banking system, including the success of U.S. government policies and actions in regard to banks with liquidity or capital issues, along with the associated impact on equity markets;
●	continuation of orderly markets for equities and corporate and governmental debt securities;
●	problems protecting intellectual property rights in Company methods and trademarks;
●	protecting confidential information including customer confidential or personal information that we may possess;
●

dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”), which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;

●	fluctuations in EAM’s and third party copyright assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	possible changes in future revenues or collection of receivables from significant customers;
●	dependence on key executive and specialist personnel;
●	risks associated with the outsourcing of certain functions, technical facilities, and operations, including in some instances outside the U.S.;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	the availability of free or low cost investment data through discount brokers or generally over the internet;
●	military conflicts, civil unrest, and associated travel and supply disruptions and other effects;
●	Russia’s invasion of Ukraine and the impact on inflation
●	continued availability of generally dependable energy supplies in the geographic areas in which the company and certain suppliers operate;
●	terrorist attacks, cyber attacks and natural disasters;
●	insufficiency in our business continuity plans or systems in the event of anticipated or unpredictable disruption;
●

the coronavirus pandemic, which has drastically affected markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;

●	other possible epidemics;
●	changes in prices and availability of materials and other inputs and services, such as freight and postage, required by the Company;
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, herein, “Risk Factors” of this Annual Report on Form 10-K for the year ended April 30, 2023; and other risks and uncertainties arising from time to time.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2023, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2023” are to the twelve month period from May 1, 2022 to April 30, 2023;

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

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2023, owns 91.51% of the outstanding shares of the common stock of the Company.

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

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, Value Line Select: ETFs, The Value Line Special Situations Service®, The Value Line M&A Service, The Value Line Climate Change Investing Service, and The Value Line Information You Should Know Wealth Newsletter) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers and may include topics of interest on markets and the business environment. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections, highlighting monthly a stock with strong return potential and reasonable risk.  Value Line Select: Dividend Income & Growth represents Value Line's targeted coverage of dividend paying stocks with good growth potential. Value Line Select: ETFs recommends a new ETF for purchase each month. The Value Line Special Situations Service provides in-depth research analysis on selected small and mid-cap stocks. The Value Line M&A Service recommends stocks of companies that Value Line thinks may be acquired by other corporations or private equity firms. The Value Line Climate Change Investing Service recommends stocks that should benefit from addressing the challenge of climate change. The Value Line Information You Should Know Wealth Newsletter provides insightful information on various personal finance topics.

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

Investment analysis software (The Value Line Investment Analyzer and The New Value Line ETFs Service) includes data sorting and filtering tools. In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, and Mutual Funds) via the Internet.

The print and digital services include, but are not limited to the following:

The Value Line Investment Survey

The Value Line Investment Survey is an investment periodical research service providing both timely articles on economic, financial and investment matters and analysis and ranks for equity securities. Two of the evaluations for covered equity securities are "Timeliness™" and "Safety™”. “Timeliness” Ranks relate to the probable relative price performance of one stock over the next six to twelve months, as compared to the rest of the stock coverage universe. Ranks are updated each week and range from Rank 1 for the expected best performing stocks to Rank 5 for the expected poorest performers. "Safety" Ranks are a measure of risk and are based on the issuer's relative Financial Strength and its stock's Price Stability. "Safety" ranges from Rank 1 for the least risky stocks to Rank 5 for the riskiest. VLP employs analysts and statisticians who prepare articles of interest for each periodical and who evaluate stock performance and provide future earnings estimates and quarterly written evaluations with more frequent updates when relevant. The Value Line Investment Survey is comprised of three parts: The "Summary & Index" provides updated Timeliness and Safety Ranks, selected financial data, and "screens" of key financial measures; the "Ratings & Reports" section contains the updated reports on stocks each week; and the “Selection & Opinion” section provides economic commentary and data, articles, and model portfolios managed by analysts covering a range of investment approaches.

The Value Line Investment Survey - Small and Mid-Cap

The Value Line Investment Survey - Small and Mid-Cap is an investment research tool introduced in 1995 that provides short descriptions of and extensive data for small and medium-capitalization stocks, many listed on The NASDAQ Exchange, beyond the equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey. Like The Value Line Investment Survey, the Small and Mid-Cap has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures and two model portfolios. The print portion of the service is issued monthly. The 400 stocks of the Small & Mid-Cap universe selected for inclusion in the print component of the service are those of most importance to subscribers and are mailed to subscribers in updated monthly groups. Each stock is covered 4 times per year – once per quarterly cycle. The Digital component of the service remains unchanged -- updated weekly with the complete stock coverage universe available for review. The Performance Rank is designed to predict relative price performance over the next six to twelve months.

The Value Line Fund Advisor Plus

The Value Line Mutual Fund Ranking System was introduced in 1993. It is the system utilized in the Fund Advisor Plus, featuring load, no-load, and low-load open-end mutual funds. Each issue offers strategies for maximizing total return, and highlights of specific mutual funds. It also includes information about retirement planning and industry news. A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of approximately 20,000 mutual funds, including screening tools and full-page printable reports on each fund. Four model portfolios are also part of the service. One recommends specific U.S. mutual funds from different objective groups, while the other highlights similar exchange traded funds (ETFs). The remaining two highlight mutual funds and ETFs globally. The Value Line Fund Advisor Plus contains data on approximately 20,000 no-load and low-load funds and a digital screener.

The Value Line Special Situations Service

The Value Line Special Situations Service’s core focus is on smaller companies whose equity securities are perceived by Value Line’s analysts as having exceptional appreciation potential. This publication was introduced in 1951.

The Value Line Daily Options Survey

The Value Line Daily Options Survey is a daily digital service that evaluates and ranks approximately 600,000 U.S. equity and equity index options. Features include an interactive database, spreadsheet tools, and a weekly email newsletter. This product is only offered as an online subscription.

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

The New Value Line ETFs Service

In September 2019, we introduced The New Value Line ETFs Service. This online-only, web based analysis software provides data, analysis, and screening capabilities on more than 2,700 publicly traded ETFs. Almost all of the ETFs tracked in the product are ranked by The Value Line ETF Ranking System, a proprietary estimate with the goal of predicting an ETF’s future performance relative to all other ranked ETFs. The screener includes more than 30 fields, and each ETF has its own full PDF report. All data and information can be downloaded, exported, and printed.

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

Value Line Investment Analyzer

Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing more than 230 data fields for various industries and indices and for the stocks covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply numerous charting and graphing variables for comparative research, and is integrated with the Value Line databases via the Internet.  Value Line Investment Analyzer Professional is a more comprehensive product which covers nearly 5,500 stocks and allows subscribers to create customized screens.

Value Line DataFile Products

For our institutional customers, Value Line offers both current and historical data for equities, mutual funds and exchange traded funds (“ETFs”). Value Line DataFile products are offered via an FTP site. Below is a listing of the DataFile products:

Fundamental DataFile I and II

The Value Line Fundamental DataFile I contains fundamental data (both current and historical) on nearly 5,500 publicly traded companies that follow U.S. generally accepted accounting principles (“GAAP”). This data product provides annual data from 1955, quarterly data from 1963, and full quarterly data as reported to the SEC from 1985. Value Line also offers historical data on over 9,500 companies that no longer exist in nearly 100 industries via our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold primarily to the institutional and academic markets. Value Line also offers a scaled down DataFile product, Fundamental DataFile II, which includes a limited set of historical fundamental data.

Estimates and Projections DataFile

This DataFile offering contains the proprietary estimates and projections from Value Line analysts on a wide range of the stocks traded on U.S. exchanges. Data includes earnings, sales, cash flow, book value, margin, and other popular fields. Estimates are for the current year and next year, while projections encompass the three to five year period.

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

Value Line Pro Premium digital service includes The Value Line Investment Survey® and The Value Line Investment Survey® — Small & Mid-Cap. This equity package monitors more than 3,300 companies with market values ranging from less than $1 billion to nearly $3 trillion across 100 industries. There are over 250 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line Pro Basic digital service has coverage on stocks drawn from 100 industries. There are over 200 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

Value Line Pro Elite digital service includes The Value Line Investment Survey® and The Value Line Investment Survey® — Small & Mid-Cap. Pro Elite service package aimed at professional industry includes digital access to full page reports and Value Line proprietary ranks. In addition, our database of mostly microcap firms adds more than 2,000 additional names. Five years’ history is included. Online tools include a screener, alerts, watch-lists and charting. Downloading and print capabilities are included.

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

The Value Line Investment Survey – Library Elite offers libraries digital access to full reports, analyst commentary and Value Line proprietary ranks. This equity package monitors more than 3,300 companies. Online tools include a screener, and charting. Print capabilities are included.

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

The Company maintains a significant interest in the cash flows generated by EAM and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2023, were $3.09 billion, which is $0.27 billion, or 8.0%, below total assets of $3.36 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2022.

Total net assets of the Value Line Funds at April 30, 2023, were:

($ in thousands)

Value Line Asset Allocation Fund	$937,202
Value Line Capital Appreciation Fund	406,868
Value Line Mid Cap Focused Fund	695,794
Value Line Small Cap Opportunities Fund	408,656
Value Line Select Growth Fund	366,324
Value Line Larger Companies Focused Fund	236,706
Value Line Core Bond Fund	41,104

Total EAM managed net assets	$3,092,654

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

D. Wholly-Owned Operating Subsidiaries

Wholly-owned operating subsidiaries of the Company as of April 30, 2023 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyrights.

2.	Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company's publications.

3.	Value Line Distribution Center, Inc. (“VLDC”) distributes Value Line’s print publications.

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

F. Investments

As of April 30, 2023 and April 30, 2022, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $54,474,000 and $28,122,000, respectively, including equity securities and available-for-sale fixed income securities on the Consolidated Balance Sheets. As of April 30, 2023 and April 30, 2022, the Company held equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities. As of April 30, 2023 and April 30, 2022, the Company held fixed income securities classified as available-for-sale, that consist of securities issued by United States federal government and bank certificates of deposit within the United States.

G. Employees

At April 30, 2023, the Company and its subsidiaries employed 138 people.

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

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2023), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	69	Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co. Mr. Brecher has been an officer of the Company for more than 20 years.

Stephen R. Anastasio	64	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

EAM derives nearly all of its investment management fees from the Value Line Funds.

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

As of April 30, 2023, AB&Co., Inc. beneficially owned 91.51% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which was reduced to $305,000 on September 30, 2021 and is to be fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide for a significant decrease (23% initially) in the Company’s annual rental expenditure taking into account free rent for the first six months of the sublease. Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

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

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2023 was 32. As of April 28, 2023, the closing stock price was $45.80.

The reported high and low prices and the dividends declared on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Regular Dividend Declared Per Share

April 30, 2023	$53.77	$45.00	$0.28
January 31, 2023	$69.85	$42.02	$0.25
October 31, 2022	$118.40	$42.52	$0.25
July 31, 2022	$92.00	$52.55	$0.25

April 30, 2022	$91.72	$52.61	$0.25
January 31, 2022	$61.79	$33.46	$0.22
October 31, 2021	$39.51	$30.44	$0.22
July 31, 2021	$33.77	$28.60	$0.22

On July 21, 2023, the Board of Directors of Value Line declared a quarterly dividend of $0.28 per share to shareholders of record as of July 31, 2023 to be paid on August 10, 2023.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2023.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2023. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2023 through February 28, 2023	3,050	$51.07	3,050	$1,795,000
March 1, 2023 through March 31, 2023	1,009	48.20	1,009	1,746,000
April 1, 2023 through April 30, 2023	263	46.48	263	1,734,000
Total	4,322	$50.12	4,322	$1,734,000

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

During fiscal 2023, the Company repurchased an aggregate 75,303 shares of the Company's common stock for $4,704,000 at an average price of $62.47 per share including a repurchase of an aggregate 23,665 shares of the Company's common stock for $1,266,000 at an average price of $53.50 per share under the repurchase program authorized on October 21, 2022.

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

The business of EAM is managed by its trustees each owning 20% of the voting interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.

Business Environment

The pace of economic growth slowed moderately in the first half of calendar 2023. The gross domestic product (GDP) expanded by an annualized rate of 2.0% in the March period and the consensus forecast expected that the pace eased to around 1.0% in the June interim. (The first estimate for second-quarter GDP surprised to the upside with a reading of 2.4%.) This followed respective annualized advances of 3.2% and 2.6% in the third and fourth quarters of 2022. The Federal Reserve’s increasingly restrictive monetary policies—implemented to battle inflation by slowing demand for goods and services and ultimately putting downward pressure on prices—hurt the housing and manufacturing sectors, though recent data suggests that the housing market may be emerging from a recessionary phase in 2022.

The Federal Reserve, faced with inflation running at a 40-year high entering 2022, embarked on a highly restrictive monetary policy tightening course. This resulted in the central bank hiking the benchmark short-term interest rate at 10-consecutive Federal Open Market Committee (FOMC) meetings before pausing at the June meeting. This hawkish stance raised the federal funds rate from near-zero in the spring of 2022 to the current range of 5.25% to 5.50% announced on July 26th. Recent data have shown that inflation eased some this spring, with both consumer and producer price growth well off multi-decade highs established in 2021. On point, the June Consumer Price Index (CPI) showed prices rose 0.2% on a month-to-month basis, which was up modestly from the May reading of 0.2%, but came in below the consensus expectation calling for an increase of 0.3%. Furthermore, the core CPI, which excludes the more volatile food and energy components, increased 0.2% in June, which was half the prior month’s pace. On a 12-month basis, the CPI rose 3.0%, which was down markedly from the May rate of 4.0%.

However, several Federal Open Market Committee voting members believe that multiple interest-rate hikes are still plausible in the second half of 2023, including a quarter-point increase at the soon-to-commence July FOMC meeting. Those senior Fed officials, including Chairman Jerome Powell, think the federal funds rate needs to rise to the lead bank’s recently revised 2023 target of 5.60% and stay at or above that level for an extended period to bring price growth closer to its long-term target rate of 2.0%. Wall Street remains skeptical that the Fed will be that hawkish, as the central bank said it will be “data dependent” in formulating monetary policy. Thus, with many market pundits thinking that a continued downward trend in prices will be seen in the upcoming inflation readings, the Street believes that the Fed may reconsider its hawkish position.

The economic data of late have been better than expected, highlighted by surprising recoveries in homebuilding activity and auto sales during the month of May. This, along with the continued strength of the consumer and labor markets, despite the Fed’s best efforts to slow demand for goods and services and ultimately push prices lower, gives more credence to the notion that the Fed can orchestrate a “soft landing” for the economy, as it likely nears the end of its most aggressive interest-rate tightening course in four decades.

The Federal Reserve’s push to stabilize prices has not yet hurt the other part of its dual mandate. Indeed, the labor market remains healthy, with recently laid-off workers and those looking for a better position still finding new jobs rather quickly. Labor market conditions remain tight, despite a lower-than-expected jobs gain of 209,000 in June. Overall, nonfarm payrolls increased by 1.67 million positions through the first half of 2023. The health of the labor market has been a key driver behind the resiliency of the consumer sector amid high inflation. Whether this will continue is the big question, as some headwinds for the consumer are swirling. These include consumer credit card balances rising to record levels this year, the resumption of student loan repayments this September, and the likely reduction of COVID-19 stimulus-enhanced savings accounts. Given these factors, it is hard to envision the consumer keeping up the recent hot pace of spending beyond the latter stages of this year.

In conclusion, the aggressive monetary policy tightening stance by the Federal Reserve may ultimately push the U.S. economy into a recession, but the narrative calling for a “soft landing” has gained steam, given the recent improved economic data. The continued inversion of the Treasury market yield curve (that occurs when rates on longer-term obligations are lower than those of shorter-term durations), the sharp reduction in the U.S. money supply, two-consecutive quarters of corporate earnings declines, and the recent economic struggles for China and Germany (two important trading partners of the United States), may indicate some economic challenges ahead. From a stock market perspective, the price-to-earnings ratio of the S&P 500 companies in early July stood at nearly 19, compared to the 10-year average of 17.4x. This elevated valuation may leave equities vulnerable to any disappointing news on the economic, earnings, and geopolitical fronts.

Results of Operations for Fiscal Years 2023, 2022 and 2021

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,			Change
($ in thousands, except earnings per share)	2023	2022	2021	'23 vs. '22	'22 vs. '21
Income from operations	$11,470	$10,800	$7,535	6.2%	43.3%
Gain on forgiveness of SBA loan	-	2,331	-	n/a	n/a
Non-voting revenues and non-voting profits interests from EAM Trust	11,131	18,041	17,321	-38.3%	4.2%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust and gain on SBA loan forgiveness	22,601	31,172	24,856	-27.5%	25.4%
Operating expenses	28,225	29,725	32,857	-5.0%	-9.5%
Investment gains / (losses)	1,174	(534)	5,420	n/a	n/a
Income before income taxes	$23,775	$30,638	$30,276	-22.4%	1.2%
Net income	$18,069	$23,822	$23,280	-24.1%	2.3%
Earnings per share	$1.91	$2.50	$2.43	-23.6%	2.9%

During the twelve months ended April 30, 2023, the Company’s net income of $18,069,000, or $1.91 per share, was 24.1% below net income of $23,822,000, or $2.50 per share, for the twelve months ended April 30, 2022. Fiscal 2022 included a gain of $2,331,000 from the tax-free forgiveness of SBA’s PPP loan to the Company. During the twelve months ended April 30, 2023, the Company’s income from operations of $11,470,000 was 6.2% above income from operations of $10,800,000 during the twelve months ended April 30, 2022. For the twelve months ended April 30, 2023, operating expenses decreased 5.0% below those during the twelve months ended April 30, 2022.

During the twelve months ended April 30, 2023, there were 9,458,605 average common shares outstanding as compared to 9,544,421 average common shares outstanding during the twelve months ended April 30, 2022.

During the three months ended April 30, 2023, the Company’s net income of $4,033,000, or $0.43 per share, was 5.9% below net income of $3,807,000, or $0.40 per share, for the three months ended April 30, 2022. During the three months ended April 30, 2023, the Company’s income from operations of $2,757,000 was 5.7% below income from operations of $2,923,000 during the three months ended April 30, 2022.

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

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2023	2022	2021	'23 vs. '22	'22 vs. '21
Investment periodicals and related publications:
Print	$9,963	$11,253	$11,929	-11.5%	-5.7%
Digital	16,269	15,892	15,700	2.4%	1.2%
Total investment periodicals and related publications	26,232	27,145	27,629	-3.4%	-1.8%
Copyright fees	13,463	13,380	12,763	0.6%	4.8%
Total operating revenues	$39,695	$40,525	$40,392	-2.0%	0.3%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2023		2022		2021
	Print	Digital	Print	Digital	Print	Digital
New Sales	10.9%	11.0%	11.7%	13.0%	14.6%	15.4%
Renewal Sales	89.1%	89.0%	88.3%	87.0%	85.4%	84.7%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2023, new sales of print and digital publications decreased as a percent of the total gross sales versus the prior fiscal years as a result of weakened sentiment among prospective customers in a period of market volatility. During the twelve months ended April 30, 2023, renewal sales of print and digital publications increased as a percent of the total gross sales versus the prior fiscal years.

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

	As of April 30,			Change
($ in thousands)	2023	2022	2021	'23 vs. '22	'22 vs. '21
Unearned subscription revenue (current and long-term liabilities)	$22,973	$23,773	$25,088	-3.4%	-5.2%

A certain amount of variation is to be expected due to the volume of new orders and timing of renewal orders, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $26,232,000 (excluding copyright fees) during the twelve months ended April 30, 2023 were 3.4% below publishing revenues of $27,145,000, as compared to the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, total product line circulation at April 30, 2023, was 10.4% below total product line circulation at April 30, 2022. However, during the twelve months ended April 30, 2023, Institutional Sales department total sales orders, representing our growing business with financial advisors and professional investors, reached a record of $15,236,000, 10.0% above the prior fiscal year. The retail telemarketing sales team generated total sales orders of $7,409,000 or 10.6% below the prior fiscal year.

Our circulation declined as a result of management’s decision to reduce marketing efforts while the challenging stock market environment persisted. Total print circulation at April 30, 2023 was 16.0% below the total print circulation at April 30, 2022. During the twelve months ended April 30, 2023, print publication revenues of $9,963,000, decreased 11.5%, below print publication revenues of $11,253,000 during April of 2022 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at April 30, 2023 was 2.7% below total digital circulation at April 30, 2022 with the professional clientele offsetting individual subscribers. During the twelve months ended April 30, 2023, digital revenues of $16,269,000 were up 2.4% as compared to the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

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

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended April 30, 2023, the combined Ranking System “Rank 1 & 2” stocks’ increase of 7.0% compared to the Russell 2000 Index’s decrease of 4.2% during the comparable period. During the twelve month period ended April 30, 2023, the combined Ranking System “Rank 1 & 2” stocks’ were flat compared to the Russell 2000 Index’s decrease of 5.1% during the comparable period.

Copyright fees

During the twelve months ended April 30, 2023, copyright fees of $13,463,000 were 0.6% above those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2022, copyright fees of $13,380,000 were 4.8% above those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2021, copyright fees of $12,763,000 were 0.7% above those during the corresponding period in the prior fiscal year.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2023, were $3.09 billion, which is $0.27 billion, or 8.0%, below total assets of $3.36 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2022. The decrease in net assets was primarily due to fund shareholder redemptions and closing of two variable annuity funds.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2022, were $3.36 billion, which is $1.6 billion, or 32.4%, below total assets of $4.96 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2021.

Value Line Funds experienced net redemptions and the associated net asset outflows (redemptions less new sales) in fiscal 2023 and fiscal 2022.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors and/or their investment advisors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds (prior to fiscal 2023) and fixed income funds as of April 30, 2023, 2022 and 2021.

Asset Flows

For the Years Ended April 30,	2023	2022	2021	2023	2022
				vs.	vs.
				2022	2021
Value Line equity fund assets (excludes variable annuity)— beginning	$3,312,889,678	$4,432,630,658	$3,107,549,794	-25.3%	42.6%
Sales/inflows	514,725,223	489,135,580	1,444,784,921	5.2%	-66.1%
Dividends/Capital Gains Reinvested	194,068,940	350,143,149	245,356,118	-44.6%	42.7%
Redemptions/outflows	(858,248,017)	(1,228,854,315)	(1,265,805,045)	-30.2%	-2.9%
Dividend and Capital Gain Distributions	(202,981,966)	(365,486,450)	(257,754,064)	-44.5%	41.8%
Market value change	91,096,182	(364,678,944)	1,158,498,934	-125.0%	-131.5%
Value Line equity fund assets (non-variable annuity)— ending	3,051,550,040	3,312,889,678	4,432,630,658	-7.9%	-25.3%
Variable annuity fund assets — beginning	$0	$431,605,833	$365,271,893	N/A	18.2%
Sales/inflows	0	4,277,236	4,494,490	N/A	-4.8%
Dividends/Capital Gains Reinvested	0	329,335,773	46,943,739	N/A	601.6%
Redemptions/outflows (1)	0	(444,323,548)	(48,782,673)	N/A	810.8%
Dividend and Capital Gain Distributions	0	(329,335,773)	(46,943,739)	N/A	601.6%
Market value change	0	8,440,479	110,622,123	N/A	-92.4%
Variable annuity fund assets — ending	0	0	431,605,833	N/A	-100.0%
Fixed income fund assets — beginning	$44,736,495	$100,536,371	$103,255,601	-55.5%	-2.6%
Sales/inflows	196,436	2,519,668	2,690,636	-92.2%	-6.4%
Dividends/Capital Gains Reinvested	808,077	1,140,663	1,810,046	-29.2%	-37.0%
Redemptions/outflows (2)	(3,240,355)	(52,180,984)	(8,240,615)	-93.8%	533.2%
Dividend and Capital Gain Distributions	(877,002)	(1,219,715)	(2,084,557)	-28.1%	-41.5%
Market value change	(519,400)	(6,059,508)	3,105,260	-91.4%	-295.1%
Fixed income fund assets — ending	41,104,251	44,736,495	100,536,371	-8.1%	-55.5%
Assets under management — ending	$3,092,654,291	$3,357,626,173	$4,964,772,862	-7.9%	-32.4%

(1)	Guardian Insurance redeemed from Value Line Centurion and Value Line Strategic Asset Management on April 29, 2022 and the two funds were closed and subsequently liquidated.

(2)	The Value Line Tax Exempt Fund liquidated November 2021.

As of April 30, 2023, four of six Value Line equity and hybrid mutual funds held an overall four or five star rating by Morningstar, Inc.

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the twelve months ended April 30, 2023, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $19,824,000, 12b-1 fees and other fees of $5,964,000 and other net gains of $142,000. For the same period, total investment management fee waivers were $164,000 and 12b-1 fee waivers were $105,000. During the twelve months ended April 30, 2023, EAM's net income was $1,468,000 after giving effect to Value Line’s non-voting revenues interest of $10,397,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2023, one of the Value Line Funds has full 12b-1 fees waivers in place, and five funds have partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 98.7% and fixed income fund assets represent 1.3%, respectively, of total fund assets under management (“AUM”) as of April 30, 2023. At April 30, 2023, equity and hybrid AUM decreased by 7.9% and fixed income AUM decreased by 8.1% as compared to last year at April 30, 2022.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2023	2022	2021	'23 vs. '22	'22 vs. '21
Non-voting revenues interest	$10,397	$15,899	$15,190	-34.6%	4.7%
Non-voting profits interest	734	2,142	2,131	-65.7%	0.5%
	$11,131	$18,041	$17,321	-38.3%	4.2%

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2023	2022	2021	'23 vs. '22	'22 vs. '21
Advertising and promotion	$3,049	$3,223	$3,745	-5.4%	-13.9%
Salaries and employee benefits	15,203	17,323	18,865	-12.2%	-8.2%
Production and distribution	5,210	5,003	5,440	4.1%	-8.0%
Office and administration	4,763	4,176	4,807	14.1%	-13.1%
Total expenses	$28,225	$29,725	$32,857	-5.0%	-9.5%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $28,225,000 during the twelve months ended April 30, 2023, were 5.0% below those during the twelve months ended April 30, 2022 as a result of cost controls in fiscal year 2023. Operating expenses of $6,961,000 during the three months ended April 30, 2023, were 3.4% below those during the three months ended April 30, 2022.

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

Advertising and promotion

During twelve months ended April 30, 2023, advertising and promotion expenses of $3,049,000 decreased 5.4% as compared to the prior fiscal year. During the twelve months ended April 30, 2023, decreases were primarily due to decreases in media advertising expenses and direct mail campaigns, partially offset by the increases in renewal solicitation costs and institutional sales commissions.

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

Salaries and employee benefits

During the twelve months ended April 30, 2023, salaries and employee benefits of $15,203,000 decreased 12.2% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from a reduced employee headcount in fiscal year 2023, as well as reductions in payment for a profit sharing contribution and the company’s share of medical benefits.

During the twelve months ended April 30, 2022, salaries and employee benefits of $17,323,000 decreased 8.2% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from a reduced employee headcount in fiscal year 2022 along with a decrease in Profit Sharing employee benefits expense.

During the twelve months ended April 30, 2021, salaries and employee benefits of $18,865,000 increased 3.7% above the prior fiscal year. The increase during the twelve months ended April 30, 2021, was primarily due to increases in Profit Sharing employee benefits during fiscal 2021 and increases in salaries and employee benefits.

During the twelve months ended April 30, 2023, 2022 and 2021, the Company recorded profit sharing expenses of $410,000, $557,000 and $980,000, respectively.

Production and distribution

During the twelve months ended April 30, 2023, production and distribution expenses of $5,210,000 increased 4.1% above prior fiscal year. Increases in production support of the Company’s website and maintenance of the Company’s publishing and application software and operating systems were partially offset by lower paper and printing costs resulting from decreases in print circulation.

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

Office and administration

During the twelve months ended April 30, 2023, office and administrative expenses of $4,763,000 increased 14.1% above the prior fiscal year, primarily due to an increases in settlement costs and professional fees.

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

Concentration

During the twelve months ended April 30, 2023, 33.9% of total publishing revenues of $39,695,000 were derived from a single customer. During the twelve months ended April 30, 2022, 33.0% of total publishing revenues of $40,525,000 were derived from a single customer. During the twelve months ended April 30, 2021, 31.6% of total publishing revenues of $40,392,000 were derived from a single customer.

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

Investment gains / (losses)

	Fiscal Years Ended April 30,			Change
($ in thousands)	2023	2022	2021	'23 vs. '22	'22 vs. '21
Dividend income	$595	$851	$573	-30.1%	48.5%
Interest income	706	18	137	n/a	-86.9%
Investment gains/(losses) recognized on sale of equity securities during the period	(81)	(1,568)	835	-94.8%	n/a
Unrealized gains/(losses) recognized on equity securities held at the end of the period	(45)	167	3,875	-126.9%	n/a
Other	(1)	(2)	-	n/a	n/a
Total investment gains/(losses)	$1,174	$(534)	$5,420	n/a	n/a

During the twelve months ended April 30, 2023, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2023, resulted in a gain of $1,174,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2023 and April 30, 2022, were $9,907,000 and $2,496,000, respectively. Proceeds from the sales of equity securities during the twelve months ended April 30, 2023 and April 30, 2022 were $4,706,000 and $12,039,000, respectively. There were no capital gain distributions from ETFs in fiscal 2023 or fiscal 2022.

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

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2023, April 30, 2022 and April 30, 2021 were 24.00%, 22.25% and 23.11%, respectively. The increase in the effective tax rate during for the twelve months ended April 30, 2023 as compared to April 30, 2022, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA offset by an increase in the state and local income taxes from 3.12% to 3.25% as a result of changes in state and local income tax allocation factors, on deferred taxes in fiscal 2023. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $42,788,000 as of April 30, 2023 and $37,580,000 as of April 30, 2022. These amounts include short-term unearned revenue of $16,771,000 and $17,688,000 reflected in total current liabilities at April 30, 2023 and April 30, 2022, respectively. Cash and short-term securities were $62,064,000 and $57,825,000 as of April 30, 2023 and April 30, 2022, respectively.

The Company’s cash and cash equivalents include $7,240,000 and $28,965,000 at April 30, 2023 and April 30, 2022, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $18,178,000 during the twelve months ended April 30, 2023, compared to cash inflows from operations of $24,646,000 and $16,410,000 during the twelve months ended April 30, 2022 and 2021, respectively. The decrease in cash flows from fiscal 2022 to fiscal 2023 is primarily attributable to lower pre-tax income and a decrease in cash receipts from EAM and the timing of receipts from copyright programs. The increase in cash flows from fiscal 2021 to fiscal 2022 is primarily attributable to higher pre-tax income and an increase in cash receipts from EAM and the timing of receipts from copyright programs.

Cash from investing activities

The Company’s cash outflows from investing activities of $26,116,000 during the twelve months ended April 30, 2023, compared to cash outflows from investing activities of $3,389,000 and cash inflows of $7,381,000 for the twelve months ended April 30, 2022 and April 30, 2021, respectively. Cash outflows for the twelve months ended April 30, 2023 and April 30, 2022, were primarily due to the Company’s decision to invest in additional fixed income securities, primarily United States government obligations, in fiscal 2023 and 2022.

Cash from financing activities

During the twelve months ended April 30, 2023, the Company’s cash outflows from financing activities were $14,175,000 and compared to cash outflows from financing activities of $10,889,000 and $9,574,000 for the twelve months ended April 30, 2022 and 2021, respectively. Cash outflows for financing activities included $4,704,000, $2,484,000 and $1,526,000 for the repurchase of 75,303 shares, 53,327 shares and 53,551 shares of the Company’s common stock under the July 2021, March 2022, May 2022 & October 2022 board approved common stock repurchase programs, during fiscal years 2023, 2022 and 2021, respectively. During fiscal 2020, the Company applied for and received an SBA loan under the Paycheck Protection Program in the amount of $2,331,000. The obligation to repay the SBA loan under the Paycheck Protection Program was forgiven during fiscal 2022. Quarterly regular dividend payments of $0.25 per share during fiscal 2023 aggregated $9,471,000. Quarterly regular dividend payments of $0.22 per share during fiscal 2022 aggregated $8,405,000. Quarterly regular dividend payments of $0.21 per share during fiscal 2021 aggregated $8,068,000.

At April 30, 2023 there were 9,434,540 common shares outstanding as compared to 9,509,843 common shares outstanding at April 30, 2022. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA loan and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond next year. Management does not anticipate making any additional borrowings during the next twelve months. As of April 30, 2023, retained earnings and liquid assets were $95,979,000 and $62,064,000, respectively. As of April 30, 2022, retained earnings and liquid assets were $87,645,000 and $57,825,000, respectively.

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

Contractual Obligations

We are a party to lease contracts which will result in cash payments to landlords in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next four fiscal years and thereafter are (in thousands): $1,634 in 2024; $1,429 in 2025; $1,461 in 2026; $1,493 in 2027 and $882 thereafter totaling $6,899.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of April 30, 2023 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $39,455,000 and $39,928,000, respectively. As of April 30, 2022 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $10,505,000 and $10,475,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)

		(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease

As of April 30, 2023
Investments in securities with fixed maturities	$39,928	$39,202	$39,512	$39,048	$39,667
As of April 30, 2022
Investments in securities with fixed maturities	$10,505	N/A	N/A	N/A	N/A

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

As of April 30, 2023 and April 30, 2022, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $10,169,000 and $13,318,000, respectively, and the fair value was $14,546,000 and $17,647,000, respectively.

Equity Securities
				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2023	Equity Securities and ETFs held for dividend yield	$14,546	30% increase	$18,910	4.12%
			30% decrease	$10,182	-4.12%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2022	Equity Securities and ETFs held for dividend yield	$17,647	30% increase	$22,942	4.92%
			30% decrease	$12,353	-4.92%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2023, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2023. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control systems over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company administrative and finance personnel have been operating on a near-fully remote basis during the entirety of the fiscal year ended April 30, 2023 as a result of pandemic restrictions and precautions. The internal control systems have remained intact.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Director
(a) Names of Directors, Age as of June 30, 2023 and Principal Occupation	Since
Stephen R. Anastasio* (64). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 30 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (73). Retired. Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein had been employed by Value Line, Inc. for more than 25 years. She retired as an employee on July 31, 2022.	2010
Howard A. Brecher* (69). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer of the Company from prior to 2005 to the present; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. from prior to 2005 to the present.	1992

Mr. Brecher has been an officer of the Company for more than 25 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

Stephen P. Davis (71). Retired Deputy Commissioner, New York City Police Department (“NYPD”), from 2014 to 2018. Managing Member, Davis Investigative Group, LLC from 2001 to 2013, and since April, 2018. Mr. Davis served as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He has successfully managed his own business serving the financial services industry and other clients for more than 15 years.	2010
Alfred R. Fiore (67). Retired Chief of Police, Westport, CT from 2004 to 2011. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT for seven years and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (65). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2023, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2023.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2023 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	91.51%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of June 30, 2023, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
Stephen R. Anastasio	600	*
Mary Bernstein	200	*
Howard A. Brecher	1,600	*
Stephen P. Davis	200	*
Alfred R. Fiore	400	*
Glenn J. Muenzer	200	*
All directors and executive officers as a group	3,200	*
(6 persons)

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 91.51% of the outstanding shares of the Company’s common stock as of April 30, 2023, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2023 and April 30, 2022, the Company was reimbursed $369,000 and $385,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2023 or April 30, 2022. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2023 and 2022, the Company made payments to AB&Co. for federal income taxes amounting to $4,425,000 and $5,400,000, respectively.

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from the Value Line Mutual Funds and separate accounts business, and 50% of EAM’s net profits.

During the twelve months ended April 30, 2023 and April 30, 2022, the Company recorded income of $11,131,000 and $18,041,000, respectively, consisting of $10,397,000 and $15,899,000, from its non-voting revenues interest in EAM and $734,000 and $2,142,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

During the twelve months ended April 30, 2021, the Company recorded income of $17,321,000, consisting of $15,190,000, from its non-voting revenues interest in EAM and $2,131,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $2,601,000 and $3,657,000 at April 30, 2023 and April 30, 2022, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors.  Transactions covered for the fiscal year ended April 30, 2023 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees billed by the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2023	2022	2021
Audit fees	$166,000	$158,100	$158,100
Audit-related fees	9,365	11,310	9,375
Tax related fees	141,885	178,685	169,000
Total	$317,250	$348,095	$336,475

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees billed by Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2023, 2022 and 2021 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

99.1	EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2023. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

* Filed herewith.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

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

Dated: July 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer

Glenn Muenzer

Director

/s/ Stephen P. Davis

Stephen Davis

Director

/s/ Alfred R. Fiore

Alfred Fiore

Director

/s/ Mary Bernstein

Mary Bernstein

Director

Dated: July 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Value Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries (the “Company”) as of April 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Investment in Unconsolidated Entity

As described in note 4 to the consolidated financial statements, the Company uses the equity method of accounting to report its investment in its unconsolidated entity. As of April 30, 2023, the carrying value of the investment was $58,775,000. On an annual basis, management performs an impairment assessment to ensure that the carrying value of the investment in its unconsolidated entity is properly reflected.

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

New York, NY

July 27, 2023

Part II
Item 8.

Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2023	2022

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $7,240 and $28,965, respectively)	$7,590	$29,703
Equity securities	14,546	17,647
Available-for-sale Fixed Income securities	39,928	10,475
Accounts receivable, net of allowance for doubtful accounts of $36 and $31, respectively	2,124	1,677
Prepaid and refundable income taxes	425	588
Prepaid expenses and other current assets	1,463	1,248
Total current assets	66,076	61,338

Long term assets:
Investment in EAM Trust	58,775	59,971
Restricted money market investments	305	305
Property and equipment, net	5,788	7,058
Capitalized software and other intangible assets, net	132	71
Total long term assets	65,000	67,405

Total assets	$131,076	$128,743

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,263	$1,314
Accrued salaries	961	1,137
Dividends payable	2,642	2,378
Accrued taxes on income	307	2
Operating lease obligation-short term	1,344	1,239
Unearned revenue	16,771	17,688
Total current liabilities	23,288	23,758

Long term liabilities:
Unearned revenue	6,202	6,085
Operating lease obligation-long term	4,784	6,129
Deferred income taxes	13,129	13,126
Total long term liabilities	24,115	25,340
Total liabilities	47,403	49,098

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	95,979	87,645
Treasury stock, at cost (565,460 shares and 490,157 shares, respectively)	(14,671)	(9,967)
Accumulated other comprehensive income, net of tax	374	(24)
Total shareholders' equity	83,673	79,645

Total liabilities and shareholders' equity	$131,076	$128,743

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2023	2022	2021

Revenues:
Investment periodicals and related publications	$26,232	$27,145	$27,629
Copyright fees	13,463	13,380	12,763
Total publishing revenues	39,695	40,525	40,392

Expenses:
Advertising and promotion	3,049	3,223	3,745
Salaries and employee benefits	15,203	17,323	18,865
Production and distribution	5,210	5,003	5,440
Office and administration	4,763	4,176	4,807
Total expenses	28,225	29,725	32,857
Income from operations	11,470	10,800	7,535

Gain on forgiveness of SBA loan	-	2,331	-

Revenues interest in EAM Trust	10,397	15,899	15,190
Profits interest in EAM Trust	734	2,142	2,131
Investment gains/(losses)	1,174	(534)	5,420
Income before income taxes	23,775	30,638	30,276
Income tax provision	5,706	6,816	6,996
Net income	$18,069	$23,822	$23,280

Earnings per share, basic & fully diluted	$1.91	$2.50	$2.43

Weighted average number of common shares	9,458,605	9,544,421	9,596,912

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2023	2022	2021

Net income	$18,069	$23,822	$23,280

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on Fixed Income securities, net of taxes	398	(27)	(128)
Other comprehensive income/(loss)	398	(27)	(128)
Comprehensive income	$18,467	$23,795	$23,152

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$18,069	$23,822	$23,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,349	1,336	1,293
Investment (gains)/losses	125	1,402	(4,710)
Non-voting profits interest in EAM Trust	(734)	(2,142)	(2,131)
Non-voting revenues interest in EAM Trust	(10,397)	(15,899)	(15,190)
Revenues distribution received from EAM Trust	11,284	16,608	13,907
Profits distributions received from EAM Trust	1,043	2,439	1,602
Full forgiveness of SBA, PPP loan	-	(2,331)	-
Deferred rent	(1,240)	(1,087)	(962)
Deferred income taxes	20	(89)	543
Changes in operating assets and liabilities:
Unearned revenue	(800)	(1,315)	350
Accounts payable & accrued expenses	(51)	(763)	21
Accrued salaries	(176)	(26)	18
Accrued taxes on income	185	321	(1,487)
Prepaid and refundable income taxes	163	28	(616)
Prepaid expenses and other current assets	(215)	34	39
Accounts receivable	(447)	2,308	453
Total adjustments	109	824	(6,870)
Net cash provided by operating activities	18,178	24,646	16,410

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	4,706	12,039	8,212
Purchases of equity securities	(1,732)	(7,508)	(12,958)
Proceeds from sales of Fixed Income securities	9,907	2,496	14,902
Purchases of Fixed Income securities	(38,857)	(10,405)	(2,597)
Acquisition of property and equipment	(30)	(11)	(33)
Expenditures for capitalized software	(110)	-	(145)
Net cash provided by/(used in) investing activities	(26,116)	(3,389)	7,381

Cash flows from financing activities:
Purchase of treasury stock at cost	(4,704)	(2,484)	(1,526)
Receivable from clearing broker	-	-	608
Payable to clearing broker	-	-	(588)
Dividends paid	(9,471)	(8,405)	(8,068)
Net cash used in financing activities	(14,175)	(10,889)	(9,574)
Net change in cash and cash equivalents	(22,113)	10,368	14,217
Cash, cash equivalents and restricted cash at beginning of year	30,008	19,640	5,423
Cash, cash equivalents and restricted cash at end of year	$7,895	$30,008	$19,640

Part II
Item 8.

Value Line, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Fiscal Years Ended April 30, 2023, 2022 and 2021
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

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2022	10,000,000	$1,000	$991	(490,157)	$(9,967)	$87,645	$(24)	$79,645

Net income						18,069		18,069
Change in unrealized gains on
Fixed Income securities, net of taxes							398	398
Purchase of treasury stock				(75,303)	(4,704)			(4,704)
Dividends declared						(9,735)		(9,735)
Balance as of April 30, 2023	10,000,000	$1,000	$991	(565,460)	$(14,671)	$95,979	$374	$83,673

Dividends declared per share were $0.25 for each of the three months ended July 31, 2022, October 31, 2022 and January 31, 2023 and $0.28 for the three months ended April 30, 2023.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,240	$-	$-	$7,240
Equity securities	14,546	-	-	14,546
Available-for-sale fixed income securities	39,928	-	-	39,928
	$61,714	$-	$-	$61,714

	As of April 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$28,965	$-	$-	$28,965
Equity securities	17,647	-	-	17,647
Available-for-sale fixed income securities	10,475	-	-	10,475
	$57,087	$-	$-	$57,087

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2023 and April 30, 2022, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2023, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short-term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2023 and April 30, 2022, cash equivalents included $7,240,000 and $28,965,000, respectively, for amounts invested in  money market mutual funds that invest in short-term U.S. government securities.

Note 2 - Supplementary Cash Flow Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	Fiscal Years Ended April 30,
($ in thousands)	2023	2022	2021
Cash and cash equivalents	$7,590	$29,703	$19,171
Restricted cash	305	305	469
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$7,895	$30,008	$19,640

Income Tax Payments:

The Company made income tax payments as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2023	2022	2021
State and local income tax payments	$923	$894	$1,406
Federal income tax payments	$4,425	$5,400	$7,154

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2023, were $3.09 billion, which is $0.27 billion, or 8.0%, below total assets of $3.36 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2022.

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

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $2,601,000 and $3,657,000 at April 30, 2023 and April 30, 2022, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2023	2022	2021
Non-voting revenues interest in EAM	$10,397	$15,899	$15,190
Non-voting profits interest in EAM	734	2,142	2,131
	$11,131	$18,041	$17,321

Transactions with Parent:

During the fiscal years ended April 30, 2023 and April 30, 2022, the Company was reimbursed $369,000 and $385,000, respectively for payments it made on behalf of and for services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2023 or April 30, 2022.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2023, 2022, and 2021, the Company made  payments to the Parent for federal income tax amounting to $4,425,000, $5,400,000, and $7,154,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2023, the Parent owned 91.51% of the outstanding shares of common stock of the Company.

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

As of April 30, 2023 and April 30, 2022, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $10,169,000 and $13,318,000, respectively, and the fair value was $14,546,000 and $17,647,000, respectively.

The carrying value and fair value of equity securities at April 30, 2023 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$10,169	$4,392	$(15)	$14,546

The carrying value and fair value of equity securities at April 30, 2022 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$13,318	$4,348	$(19)	$17,647

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2023 and April 30, 2022, were $9,907,000 and $2,496,000, respectively. As of April 30, 2023, Accumulated Other Comprehensive Income included unrealized gains of $473,000, net of deferred taxes of $99,000. As of April 30, 2022, Accumulated Other Comprehensive Income included unrealized gains of $30,000, net of deferred taxes of $6,000.

The aggregate cost and fair value at April 30, 2023 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$34,384	$486	$(5)	$34,865
Due within 1 year through 5 years	5,071	-	(8)	5,063
Total investment in government debt securities	$39,455	$486	$(13)	$39,928

The increase in gross unrealized gains of $503,000 on fixed income securities classified as available-for-sale net of deferred income tax liability of $105,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2023.

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

The average yield on the Government debt securities classified as available-for-sale at April 30, 2023 and April 30, 2022 was 2.55% and 0.6%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2023	2022	2021
Dividend income	$595	$851	$573
Interest income	706	18	137
Investment gains/(losses) recognized on sales of equity securities during the period	(81)	(1,568)	835
Unrealized gains/(losses) recognized on equity securities held at the end of the period	(45)	167	3,875
Other	(1)	(2)	-
Total investment gains/(losses)	$1,174	$(534)	$5,420

Proceeds from sales of equity securities during the twelve months ended April 30, 2023 and April 30, 2022 were $4,706,000 and $12,039,000, respectively. Taxable realized gains/(losses) on equity securities sold during fiscal years 2023 and 2022, which are generally the difference between the proceeds from sales and our original cost, were losses of $174,000 in fiscal 2023 and losses of $1,254,000 in fiscal 2022.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2023 and April 30, 2022, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $58,775,000 and $59,971,000, respectively.

The value of VLI’s investment in EAM at April 30, 2023 and April 30, 2022 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

		Fiscal Years Ended April 30,
($ in thousands)	2023	2022	2021
Investment management fees earned from the Value Line Funds, net of waivers shown below	$19,824	$29,598	$29,022
12b-1 fees and other fees, net of waivers shown below	$5,964	$9,310	$9,604
Other income/(losses)	$142	$(20)	$361
Investment management fee waivers and reimbursements	$164	$547	$121
12b-1 fee waivers	$105	$644	$651
Value Line’s non-voting revenues interest	$10,397	$15,899	$15,190
EAM's net income (1)	$1,468	$4,284	$4,262

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2023	2022
EAM's total assets	$61,389	$63,592
EAM's total liabilities (1)	(4,357)	(6,282)
EAM's total equity	$57,032	$57,310

(1) At April 30, 2023 and 2022, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $2,601,000 and $3,657,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2023	$61,389	$58,775	$-	$58,775
As of April 30, 2022	$63,592	$59,971	$-	$59,971

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

	As of April 30,
($ in thousands)	2023	2022

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	5,300	6,442
Furniture and equipment	4,079	4,091
	10,392	11,546
Accumulated depreciation and amortization	(4,604)	(4,488)
Total property and equipment, net	$5,788	$7,058

Note 7 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2023	2022	2021
Current tax expense:
Federal	$4,702	$5,625	$5,407
State and local	984	1,280	1,046
Current tax expense	5,686	6,905	6,453
Deferred tax expense (benefit):
Federal	23	239	859
State and local	(3)	(328)	(316)
Deferred tax expense (benefit):	20	(89)	543
Income tax provision	$5,706	$6,816	$6,996

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2023, April 30, 2022 and April 30, 2021 were 24.00%, 22.25% and 23.11%, respectively. The increase in the effective tax rate during for the twelve months ended April 30, 2023 as compared to April 30, 2022, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA (see note 19) in fiscal 2022 offset by an increase in the state and local income taxes from 3.12% to 3.25% as a result of changes in state and local income tax allocation factors, on deferred taxes in fiscal 2023. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2023	2022
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	59	77
Unrealized gain on securities held for sale	919	909
Right of Use Asset	(174)	(188)
Deferred charges	(136)	(154)
Other	(333)	(300)
Total federal tax liability	10,632	10,641

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,062	2,131
Deferred non-cash post-employment compensation	(72)	(74)
Depreciation and amortization	125	180
Unrealized gain on securities held for sale	178	194
Other	204	54
Total state and local tax liabilities	2,497	2,485
Deferred tax liability, long-term	$13,129	$13,126

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as a result of the following:

	Fiscal Years Ended April 30,
	2023	2022	2021
U.S. statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.25%	3.12%	2.05%
Nontaxable SBA loan forgiveness	-	(1.60%)	-
Effect of dividends received deductions	(0.26%)	(0.29%)	(0.31%)
Other, net	0.01%	0.02%	0.37%
Effective income tax rate	24.00%	22.25%	23.11%

The Company believes that, as of April 30, 2023, there were no material uncertain tax positions that would require disclosure under GAAP.

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

Note 8 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2023, 2022 and 2021, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $410,000, $557,000 and $980,000, respectively.

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of April 30, 2023, the Company had a long-term lease asset of $5,300,000 recorded in property and equipment in its consolidated balance sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense are presented as part of continuing operations in the consolidated statements of income. For the twelve months ended April 30, 2023, the Company recognized $1,499,000 in lease expense.

For the twelve months ended April 30, 2023, the Company paid $1,597,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,597,000 will be classified within operating activities in the consolidated statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the consolidated balance sheet as of April 30, 2023:

Fiscal years ended April 30,	(in thousands)
2024	$1,634
2025	1,429
2026	1,461
2027	1,493
Thereafter	882
Total undiscounted future minimum lease payments	6,899
Less: difference between undiscounted lease payments & the present value of future lease payments	771
Total operating lease liabilities	$6,128

For the fiscal years ended April 30, 2023, 2022 and 2021, rental expenses were $1,499,000 each year.

Note 10 - Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, a single customer accounted for a significant portion of the Company's sales in fiscal 2023, 2022 or 2021, and its accounts receivable as of April 30, 2023 or 2022.  During the twelve months ended April 30, 2023, 2022 and 2021, 33.9%, 33.0% and 31.6%, respectively, of total publishing revenues were derived from a single customer as explained in Note 16 - Concentration.

Note 11 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2023 and April 30, 2022 the Company held fixed income securities consisting of securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2023 are as follows:

	Fiscal Year Ended April 30, 2023
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$503	$(105)	$398
	$503	$(105)	$398

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

During the twelve months ended April 30, 2023, the Company capitalized  $110,000 related to the third party programmers' costs. The Company  did not incur and did not capitalize expenditures related to third party programmers' costs during the twelve months ended April 30, 2022 and capitalized $145,000 during fiscal year 2021.  Total amortization expenses for the years ended April 30, 2023, 2022 and 2021 were $49,000, $73,000 and $70,000, respectively.

Note 13 - Treasury Stock and Repurchase Program:

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

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining under the Program
Balance as of April 30, 2019	336,439	$4,743	$14.10	$1,438
Purchases effected in open market	46,840	$1,214	$25.91	$-
Balance as of April 30, 2020	383,279	$5,957	$15.54	$2,000
Purchases effected in open market (1)	53,551	$1,526	$28.50	$-
Balance as of April 30, 2021	436,830	$7,483	$17.13	$474
Purchases effected in open market (2)	53,327	$2,484	$46.58	$-
Balance as of April 30, 2022	490,157	$9,967	$20.33	$1,241
Purchases effected in open market (3)	75,303	$4,704	$62.47	$-
Balance as of April 30, 2023	565,460	14,671	$25.95	$1,266

(1) Were acquired during the $2 million repurchase program authorized in April 2020.
(2) Were acquired during the $2 million repurchase program authorized in July 2021 and the $2 million repurchase program authorized in March 2022.
(3) Were acquired during the $3 million repurchase program authorized in May 2022 and the $3 million repurchase program authorized in October 2022.

Note 14 - Copyright Fees:

During the twelve months ended April 30, 2023, copyright fees of $13,463,000 were 0.6% above fiscal 2022. During the twelve months ended April 30, 2022, copyright fees of $13,380,000 were 4.8% above fiscal 2021. During the twelve months ended April 30, 2021, copyright fees of $12,763,000 were 0.7% above fiscal 2020. As of April 30, 2023, total third party sponsored assets were $12.39 billion, as compared to $12.45 billion in assets at April 30, 2022.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at April 30, 2023, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 16 - Concentration:

During the twelve months ended April 30, 2023, 33.9% of total publishing revenues of $39,695,000 were derived from a single customer.  During the twelve months ended April 30, 2022, 33.0% of total publishing revenues of $40,525,000 were derived from a single customer. During the twelve months ended April 30, 2021, 31.6% of total publishing revenues of $40,392,000 were derived from a single customer.

Note 17 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At April 30, 2023 and 2022, the Company had $1,569,000 and $1,978,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

The Company maintains a deposit account of $305,000 at Signature Bank as security for a letter of credit in a similar amount (See Note 15). The bank was closed March 12, 2023 by its state chartering authority. In a joint statement of the U.S. Treasury department, the Federal Reserve, and the Federal Deposit Insurance Corporation, these federal entities confirmed that all depositors of this institution will be made whole.

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