Form 10-Q
period 2023-07-31
VALUE LINE INC
filed 2023-09-12
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2023
Common stock, $0.10 par value per share	9,430,116 shares

VALUE LINE, INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2023	2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $9,046 and $7,240, respectively)	$9,551	$7,590
Equity securities	14,765	14,546
Available-for-sale Fixed Income securities	40,279	39,928
Accounts receivable, net of allowance for doubtful accounts of $34 and $36, respectively	1,505	2,124
Prepaid and refundable income taxes	103	425
Prepaid expenses and other current assets	1,277	1,463
Total current assets	67,480	66,076

Long term assets:
Investment in EAM Trust	58,958	58,775
Restricted money market investments	305	305
Property and equipment, net	5,461	5,788
Capitalized software and other intangible assets, net	111	132
Total long term assets	64,835	65,000

Total assets	$132,315	$131,076

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,062	$1,263
Accrued salaries	986	961
Dividends payable	2,641	2,642
Accrued taxes on income	1,594	307
Operating lease obligation-short term	1,310	1,344
Unearned revenue	15,746	16,771
Total current liabilities	23,339	23,288

Long term liabilities:
Unearned revenue	5,880	6,202
Operating lease obligation-long term	4,492	4,784
Deferred income taxes	13,113	13,129
Total long term liabilities	23,485	24,115
Total liabilities	46,824	47,403

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	98,197	95,979
Treasury stock, at cost (569,471 shares and 565,460 shares, respectively)	(14,859)	(14,671)
Accumulated other comprehensive income, net of tax	162	374
Total shareholders' equity	85,491	83,673

Total liabilities and shareholders' equity	$132,315	$131,076

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended
	July 31,
	2023	2022

Revenues:
Investment periodicals and related publications	$6,457	$6,591
Copyright fees	3,286	3,353
Total publishing revenues	9,743	9,944

Expenses:
Advertising and promotion	772	821
Salaries and employee benefits	3,740	4,047
Production and distribution	1,395	1,215
Office and administration	1,089	1,305
Total expenses	6,996	7,388
Income from operations	2,747	2,556

Revenues and profits interests in EAM Trust	2,857	3,015
Investment gains	755	294
Income before income taxes	6,359	5,865
Income tax provision	1,500	1,407
Net income	$4,859	$4,458

Earnings per share, basic & fully diluted	$0.52	$0.47

Weighted average number of common shares	9,432,573	9,484,109

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2023	2022

Net income	$4,859	$4,458

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on Fixed Income securities, net of tax	(212)	5
Other comprehensive income/(loss)	(212)	5
Comprehensive income	$4,647	$4,463

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,859	$4,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	348	334
Investment (gains)/losses	(221)	(145)
Non-voting revenues interest in EAM Trust	(2,616)	(2,782)
Non-voting profits interest in EAM Trust	(241)	(233)
Distributions received from EAM Trust	2,674	3,871
Deferred income taxes	40	(88)
Deferred rent	(326)	(301)
Other	(352)	(36)
Changes in operating assets and liabilities:
Unearned revenue	(1,347)	(1,351)
Accounts payable & accrued expenses	(201)	(229)
Accrued salaries	25	87
Accrued taxes on income	1,289	827
Prepaid and refundable income taxes	322	458
Prepaid expenses and other current assets	186	108
Accounts receivable	619	358
Total adjustments	199	878
Net cash provided by operating activities	5,058	5,336

Cash flows from investing activities:
Proceeds from sales of equity securities	516	576
Purchases of equity securities	(513)	(479)
Purchases of fixed income securities classified as available-for-sale	(16,020)	(15,551)
Proceeds from sales of fixed income securities classified as available-for-sale	15,750	-
Acquisition of property and equipment	-	(23)
Net cash used in investing activities	(267)	(15,477)

Cash flows from financing activities:
Purchase of treasury stock at cost	(188)	(2,382)
Dividends paid	(2,642)	(2,378)
Net cash used in financing activities	(2,830)	(4,760)
Net change in cash and cash equivalents	1,961	(14,901)
Cash, cash equivalents and restricted cash at beginning of period	7,895	30,008
Cash, cash equivalents and restricted cash at end of period	$9,856	$15,107

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2023
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2023	10,000,000	$1,000	$991	(565,460)	$(14,671)	$95,979	$374	$83,673

Net income						4,859		4,859
Change in unrealized gains on Fixed Income securities, net of taxes							(212)	(212)
Purchase of treasury stock				(4,011)	(188)			(188)
Dividends declared						(2,641)		(2,641)
Balance at July 31, 2023	10,000,000	$1,000	$991	(569,471)	$(14,859)	$98,197	$162	$85,491

Dividends declared per common share were $0.28 for the three months ending July 31, 2023.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2022
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock			Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares		Amount	earnings	income	Total
Balance at April 30, 2022	10,000,000	$1,000	$991	(490,157)	#	$(9,967)	$87,645	$(24)	$79,645

Net income							4,458		4,458
Change in unrealized gains on Fixed Income securities, net of taxes								5	5
Purchase of treasury stock				(35,029)		(2,382)			(2,382)
Dividends declared							(2,369)		(2,369)
Balance at July 31, 2022	10,000,000	$1,000	$991	(525,186)		$(12,349)	$89,734	$(19)	$79,357

Dividends declared per common share were $0.25 for the three months ending July 31, 2022.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

July 31, 2023

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

The Consolidated Condensed Balance Sheets as of July 31, 2023 and April 30, 2023, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023 filed with the SEC on July 28, 2023 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$9,046	$-	$-	$9,046
Equity securities	14,765	-	-	14,765
Available-for-sale fixed income securities	40,279	-	-	40,279
	$64,090	$-	$-	$64,090

	As of April 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,240	$-	$-	$7,240
Equity securities	14,546	-	-	14,546
Available-for-sale fixed income securities	39,928	-	-	39,928
	$61,714	$-	$-	$61,714

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2023 and April 30, 2023, there were no Level 2 nor Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of July 31, 2023, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2023 and April 30, 2023, cash equivalents included $9,046,000 and $7,240,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities.

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

Equity Securities:

Equity securities on the Consolidated Condensed Balance Sheets, consist of ETFs held for dividend yield that attempt to replicate the performance of certain equity indexes.

As of July 31, 2023 and April 30, 2023, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $10,162,000 and $10,169,000, respectively, and the fair value was $14,765,000 and $14,546,000, respectively.

Proceeds from sales of equity securities during the three months ended July 31, 2023 and July 31, 2022, were $516,000 and $576,000, respectively.

The carrying value and fair value of equity securities at July 31, 2023 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
ETFs - equities	$10,162	$4,603	$-	$14,765

The carrying value and fair value of equity securities at April 30, 2023 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
ETFs - equities	$10,169	$4,392	$(15)	$14,546

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2023 and July 31, 2022, were $15,750,000 and $0, respectively. As of July 31, 2023, Accumulated Other Comprehensive Income included unrealized gains of $204,000 net of deferred taxes of $42,000.  As of April 30, 2023, Accumulated Other Comprehensive Income included unrealized gains of $473,000, net of deferred taxes of $99,000.

The aggregate cost and fair value at July 31, 2023 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$34,988	$362	$(8)	$35,342
Due 1 year through 5 years	5,087	-	(150)	4,937
Total investment in government debt securities	$40,075	$362	$(158)	$40,279

The decrease in gross unrealized gains of $270,000 on fixed income securities classified as available-for-sale net of deferred income taxes of $58,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of July 31, 2023.

The aggregate cost and fair value at April 30, 2023 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$34,384	$486	$(5)	$34,865
Due within 1 year through 5 years	5,071		(8)	5,063
Total investment in government debt securities	$39,455	$486	$(13)	$39,928

The increase in gross unrealized gains of $503,000 on fixed income securities classified as available-for-sale net of deferred income tax liability of $105,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2023.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2023 and April 30, 2023 was 3.76% and 2.55%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2023	2022
Dividend income	$145	$113
Interest income	389	43
Investment gains/(losses) recognized on sales of equity securities during the period	11	2
Unrealized gains/(losses) recognized on equity securities held at the end of the period	210	143
Other	-	(7)
Total investment gains/(losses)	$755	$294

Taxable realized gains/(losses) on equity securities sold during fiscal years 2024 and 2023, which are generally the difference between the proceeds from sales and our original cost, were losses of $4,000 in fiscal 2024 and losses of $11,000 in fiscal 2023.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of July 31, 2023 and April 30, 2023, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $58,958,000 and $58,775,000, respectively.

The value of VLI’s investment in EAM at July 31, 2023 and April 30, 2023 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements.  EAM did not record any impairment losses for its assets during the fiscal years 2024 or 2023.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2023	2022
Investment management fees earned from the Value Line Funds, net of waivers shown below	$5,428	$5,190
12b-1 fees and other fees, net of waivers shown below	$1,579	$1,559
Other income	$117	$8
Investment management fee waivers and reimbursements	$48	$(18)
12b-1 fee waivers	$25	$28
Value Line’s non-voting revenues interest	$2,616	$2,782
EAM's net income (1)	$482	$466

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2023	2023
	(unaudited)
EAM's total assets	$61,483	$61,389
EAM's total liabilities (1)	(4,603)	(4,357)
EAM's total equity	$56,880	$57,032

(1) At July 31, 2023 and April 30, 2023, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $2,833,000 and $2,601,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2023 (unaudited)	$61,483	$58,958	$-	$58,958
As of April 30, 2023	$61,389	$58,775	$-	$58,775

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

	Three Months Ended July 31,
($ in thousands)	2023	2022
Cash and cash equivalents	$9,551	$14,802
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$9,856	$15,107

Income Tax Payments:

The Company made income tax payments as follows:

	Three Months Ended July 31,
($ in thousands)	2023	2022
State and local income tax payments	$164	$211
Federal income tax payments	$-	$-

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the three months ended July 31, 2023 and July 31, 2022, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $96,000 and $137,000 in fiscal 2024 and fiscal 2023, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2023 and July 31, 2022 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2023 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$(270)	$58	$(212)
	$(270)	$58	$(212)

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2023, were $3.47 billion, 9.8% above total assets of $3.16 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2022.

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

	Three Months Ended July 31,
($ in thousands)	2023	2022
Non-voting revenues interest in EAM	$2,616	$2,782
Non-voting profits interest in EAM	241	233
	$2,857	$3,015

At July 31, 2023, the Company's investment in EAM includes a receivable of $2,833,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That amount was subsequently paid to the Company.

Transactions with Parent:

During the three months ended July 31, 2023 and July 31, 2022, the Company was reimbursed $63,000 and $62,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2023 and April 30, 2023.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.   The Company made no federal tax payments to the Parent during the three months ended July 31, 2023 and July 31, 2022.

As of July 31, 2023, the Parent owned 91.55% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2023	2022
Current tax expense:
Federal	$1,209	$1,138
State and local	251	357
Current tax expense	1,460	1,495
Deferred tax expense (benefit):
Federal	40	(88)
State and local	-	-
Deferred tax expense (benefit):	40	(88)
Income tax provision	$1,500	$1,407

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2023 and July 31, 2022 were 23.87% and 24.00%, respectively. The lower effective tax rate during three months ended July 31, 2023 as compared to July 31, 2022, is primarily a result of a decrease in the state and local income tax rate to 3.10% from 3.18% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2023	2023
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	48	59
Unrealized gain on securities held for sale	967	919
Right of Use Asset	(168)	(174)
Deferred charges	(137)	(136)
Other	(391)	(333)
Total federal tax liability	10,616	10,632

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,063	2,062
Deferred non-cash post-employment compensation	(72)	(72)
Depreciation and amortization	127	125
Unrealized gain on securities held for sale	188	178
Other	191	204
Total state and local tax liabilities	2,497	2,497
Deferred tax liability, long-term	$13,113	$13,129

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2023	2022
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.10%	3.18%
Effect of dividends received deductions	(0.24)%	(0.20)%
Other, net	0.01%	0.02%
Effective income tax rate	23.87%	24.00%

The Company believes that, as of July 31, 2023, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	July 31,	April 30,
($ in thousands)	2023	2023
Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	5,004	5,300
Furniture and equipment	4,083	4,079
	10,100	10,392
Accumulated depreciation and amortization	(4,639)	(4,604)
Total property and equipment, net	$5,461	$5,788

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use".  SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the three months ended July 31, 2023 and July 31, 2022, were $21,000 and $12,000, respectively.

During the three months ended July 31, 2023 and July 31, 2022, the Company did not incur and did not capitalize expenditures related to third party programmers' costs or to the development of software for internal use.

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2023	565,460	$14,671	$25.95	$1,734
Purchases effected in open market during the months ended:
May 31, 2023	867	41	47.60	1,693
June 30, 2023	2,289	107	46.64	1,586
July 31, 2023	855	40	46.67	1,546
Balance as of July 31, 2023	569,471	$14,859	$26.09	$1,546

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of July 31, 2023, the Company had a long-term lease asset of $5,004,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $375,000 in lease expenses in both fiscal years 2024 and 2023 during the three months ended July 31, 2023 and July 31, 2022, respectively.

For the three months ended July 31, 2023, the Company paid $405,000 in rent relating to the leases. As a payment arising from an operating lease, the $405,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of July 31, 2023:

Fiscal years ended July 31,	($ in thousands)
2024*	$1,229
2025	1,429
2026	1,461
2027	1,493
2028	882
Total undiscounted future minimum lease payments	6,494
Less: difference between undiscounted lease payments & the present value of future lease payments	692
Total operating lease liabilities	$5,802

* Excludes the three months ended July 31, 2023

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2023, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the three months ended July 31, 2023, 33.7% of total publishing revenues of $9,743,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2023 and July 31, 2022, the Company had $2,620,000 and $5,320,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

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
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, herein, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2023; and other risks and uncertainties arising from time to time.

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

Business Environment

The U.S. economy performed better than expected during the first half of calendar 2023. The nation’s gross domestic product (GDP) followed up a first-quarter gain of 2.0% with an advance of 2.1% over the second three months of this year. The calls for a recession entering the year have yet to unfold, with output expanding at a moderate pace, fueled by a healthy job market (the nation added 1.54 million jobs over the first six months) and a very resilient consumer. (The consumer sector accounts for roughly two-thirds of the nation’s economic output.) What we did see throughout the first half of the year was a shift in spending from the goods to services sectors, with the travel and leisure industries being the biggest beneficiaries.

The around-2.0% first-half growth came at a time when the Federal Reserve, in an attempt to tame inflation, is likely in the final stretch of its most restrictive monetary policy course in 40 years. In total, the central bank has hiked the benchmark short-term interest rate 11 times since early 2022, with the hawkish stance raising the federal funds rate from near-zero in the spring of 2022 to a range of 5.25% to 5.50% at the July, 2023 Federal Open Market Committee (FOMC) meeting. There were signs that inflation eased further over the summer months, with both consumer and producer price growth well off their multi-decade highs established in 2021. Meantime, senior Fed officials, as recently as the central bank’s annual Economic Symposium in Jackson Hole, Wyoming, have vowed to keep the federal funds rate well above 5.00% for an extended period to bring price growth closer to its target rate of 2.0%.

As noted, the main cog in this year’s economic growth has been the U.S. consumer, who was emboldened by a tight labor market entering this year. At the start of the second half, personal spending remained strong, increasing 0.8% in July. The pace of spending far outstripped personal income, which rose at a much more pedestrian rate (+0.2%) during the 31-day period. This vibrant spending, which has included a notable shift to services-oriented sectors, has kept the possibility of a recession at bay.

Looking forward, it still remains to be seen how much longer Americans can keep up the noted torrid spending pace. There were signs this summer that individuals and families have changed their spending habits, focusing more on essential items than those deemed to be more discretionary in nature. This included trading down in many cases to less expensive alternative offerings, as higher prices due to inflationary pressures have decreased the spending power of the consumer. This trend comes as savings accounts built up during the coronavirus pandemic shrink and nationwide credit card balances balloon. In addition, student loan repayments are set to resume on October 1st, which will cut into the discretionary income of many young Americans.

In conclusion, the Fed’s aggressive monetary tightening course has clearly made a dent in inflation, but how much more work still needs to be done remains the elephant in the room. Federal Reserve senior officials have vowed to keep short-term interest rates higher for longer and wait to see what the full effects of the most restrictive monetary policy course in 40 years has on price growth and the overall economy. The current business environment has held up fairly well, but there are some concerns. The higher lending rates have taken a toll on business investment and this may have an impact on economic expansion down the line. There also are signs that the higher-rate environment has had a negative impact on the financial performances of the banking, insurance, and commercial real estate industries. This has led to credit ratings downgrades for a number of financial lenders, which does not make for a good near-term business investment backdrop.

From a stock market perspective, the price-to-earnings ratio of the S&P 500 companies stood at nearly 19 times following the conclusion of the second-quarter earnings season. This high valuation leaves equities vulnerable to some possible selling on any disappointing news from the economic, earnings, or geopolitical fronts.

Results of Operations for the Three Months Ended July 31, 2023 and 2022

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2023	2022	Change
Income from operations	$2,747	$2,556	7.5%
Non-voting revenues and non-voting profits interests from EAM Trust	2,857	3,015	-5.2%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$5,604	$5,571	0.6%
Operating expenses	$6,996	$7,388	-5.3%
Investment gains / (losses)	$755	$294	156.8%
Income before income taxes	$6,359	$5,865	8.4%
Net income	$4,859	$4,458	9.0%
Earnings per share	$0.52	$0.47	10.6%

During the three months ended July 31, 2023, the Company’s net income of $4,859,000, or $0.52 per share, was 9.0% above net income of $4,458,000, or $0.47 per share, for the three months ended July 31, 2022. During the three months ended July 31, 2023, the Company’s income from operations of $2,747,000 was 7.5% above income from operations of $2,556,000 during the three months ended July 31, 2022. For the three months ended July 31, 2023, operating expenses decreased 5.3% below those during the three months ended July 31, 2022.

During the three months ended July 31, 2023, there were 9,432,573 average common shares outstanding as compared to 9,484,109 average common shares outstanding during the three months ended July 31, 2022.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2023	2022	Change
Investment periodicals and related publications:
Print	$2,382	$2,558	-6.9%
Digital	4,075	4,033	1.0%
Total investment periodicals and related publications	6,457	6,591	-2.0%
Copyright fees	3,286	3,353	-2.0%
Total publishing revenues	$9,743	$9,944	-2.0%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended July 31,
	2023		2022
	Print	Digital	Print	Digital
New Sales	14.5%	13.5%	12.6%	13.4%
Renewal Sales	85.5%	86.5%	87.4%	86.6%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2023, new sales of print and digital publications increased as a percent of the total gross sales as a result of an increase in new sales orders while conversion and renewal sales of orders decreased from the prior fiscal year.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2023	2023	2022	July-23 vs. Apr-23	July-23 vs. July-22
Unearned subscription revenue (current and long-term liabilities)	$21,626	$22,973	$22,422	-5.9%	-3.6%

Unearned subscription revenue as of July 31, 2023, is 5.9% below April 30, 2023 and 3.6% below July 31, 2022. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $6,457,000 (excluding copyright fees) during the three months ended July 31, 2023 were 2.0% below publishing revenues of $6,591,000, as compared to the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, total product line circulation at July 31, 2023, was 9.2% below total product line circulation at July 31, 2022. However, Institutional Sales department total sales orders reached a record level in the fiscal year ended April 30, 2023 and this growing, more profitable business with financial advisors and professional investors significantly offsets the long-term trend of declining individual investor circulation.

Circulation also reflected management’s decision to reduce marketing efforts temporarily while the challenging stock market environment persisted. Total print circulation at July 31, 2023 was 14.2% below the total print circulation at July 31, 2022.  During the three months ended July 31, 2023, print publication revenues of $2,382,000 decreased 6.9%, below print publication revenues of $2,558,000 during the same quarter of 2022. Total digital circulation at July 31, 2023 was 2.7% below total digital circulation at July 31, 2022 with the professional clientele offsetting individual subscribers. During the three months ended July 31, 2023, digital revenues of $4,075,000 were up 1.0% as compared to the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual or multi-year subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to introduce publications and packages at a range of price points.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended July 31, 2023, the combined Ranking System “Rank 1 & 2” stocks’ increase of 11.5% compared to the Russell 2000 Index’s increase of 6.3% during the comparable period.

Copyright fees

During the three months ended July 31, 2023, copyright fees of $3,286,000 were 2.0% below those during the corresponding period in the prior fiscal year.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2023, were $3.47 billion, which is $0.31 billion, or 9.8%, above total assets of $3.16 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2022.

Value Line Mutual Funds

	As of July 31,
($ in millions)	2023	2022	Change
Equity and hybrid funds	$3,432	$3,116	10.1%
Fixed income funds	39	45	-13.3%
Total EAM managed net assets	$3,471	$3,161	9.8%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the three months ended July 31, 2023, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $5,428,000, 12b-1 fees and other fees of $1,579,000 and other net gains of $117,000. For the same period, total investment management fee waivers were $48,000 and 12b-1 fee waivers were $25,000. During the three months ended July 31, 2023, EAM's net income was $482,000 after giving effect to Value Line’s non-voting revenues interest of $2,616,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of July 31, 2023, one of the Value Line Funds has full 12b-1 fees waivers in place, and five funds have partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 98.9% and fixed income fund assets represent 1.1%, respectively, of total fund assets under management (“AUM”) as of July 31, 2023. At July 31, 2023, equity and hybrid AUM increased by 10.2% and fixed income AUM decreased by 13.3% as compared to last year at July 31, 2022.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2023	2022	Change
Non-voting revenues interest	$2,616	$2,782	-6.0%
Non-voting profits interest	241	233	3.4%
	$2,857	$3,015	-5.2%

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2023	2022	Change
Advertising and promotion	$772	$821	-6.0%
Salaries and employee benefits	3,740	4,047	-7.6%
Production and distribution	1,395	1,215	14.8%
Office and administration	1,089	1,305	-16.6%
Total expenses	$6,996	$7,388	-5.3%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $6,996,000 during the three months ended July 31, 2023, were 5.3% below those during the three months ended July 31, 2022 as a result of cost controls in fiscal year 2023 and fiscal year 2024.

Advertising and promotion

During three months ended July 31, 2023, advertising and promotion expenses of $772,000 decreased 6.0% as compared to the prior fiscal year. During the three months ended July 31, 2023, decreases were primarily due to decreases in renewal solicitations and institutional & retail sales commissions.

Salaries and employee benefits

During the three months ended July 31, 2023, salaries and employee benefits of $3,740,000 decreased 7.6% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from reduced employee headcount in fiscal year 2024 and a corresponding reduction in profit sharing expense and the company’s share of medical and other expenses for employee benefits.

Production and distribution

During the three months ended July 31, 2023, production and distribution expenses of $1,395,000 increased 14.8% above prior fiscal year primarily due to increases in production support of the Company’s website and maintenance of the Company’s publishing and application software and operating systems offset partially by a decrease in paper and postage expenses resulting from reduced print subscription circulation.

Office and administration

During the three months ended July 31, 2023, office and administrative expenses of $1,089,000 decreased 16.6% below the prior fiscal year, primarily due to decreases in utilities and professional fees.

Concentration

During the three months ended July 31, 2023, 33.7% of total publishing revenues of $9,743,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended July 31,
($ in thousands)	2023	2022	Change
Dividend income	$145	$113	28.3%
Interest income	389	43	804.7%
Investment gains / (losses) recognized on sale of equity securities during the period	11	2	-450.0%
Unrealized gains / (losses) recognized on equity securities held at the end of the period	210	143	46.9%
Other	-	(7)	100.0%
Total investment gains / (losses)	$755	$294	156.8%

During the three months ended July 31, 2023, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2024, resulted in a gain of $755,000. During the three months ended July 31, 2022, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at July 31, 2022 in fiscal 2023, resulted in a gain of $294,000. Proceeds from the sales of equity securities during the three months ended July 31, 2023 and July 31, 2022 were $516,000 and $576,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2023 and July 31, 2022 were 23.87% and 24.00%, respectively. The lower effective tax rate during three months ended July 31, 2023 as compared to July 31, 2022, is primarily a result of a decrease in the state and local income taxes from 3.18% to 3.10% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $44,141,000 as of July 31, 2023 and $42,788,000 as of April 30, 2023. These amounts include short-term unearned revenue of $15,746,000 and $16,771,000 reflected in total current liabilities at July 31, 2023 and April 30, 2023, respectively. Cash and short-term securities were $64,595,000 and $62,064,000 as of July 31, 2023 and April 30, 2023, respectively.

The Company’s cash and cash equivalents include $9,046,000 and $7,240,000 at July 31, 2023 and April 30, 2023, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $5,058,000 during the three months ended July 31, 2023, compared to cash inflows from operations of $5,336,000 during the three months ended July 31, 2022, respectively. The decrease in cash flow from operating activity is primarily a result of lower distributions received from EAM’s non-voting revenues and profits interest during the first quarter of fiscal 2024.

Cash from investing activities

The Company had cash outflows from investing activities of $267,000 during the three months ended July 31, 2023, compared to cash outflows from investing activities of $15,477,000 for the three months ended July 31, 2022, respectively. Cash outflows for the three months ended July 31, 2023 and July 31, 2022, were primarily due to increases in purchases of fixed income securities.

Cash from financing activities

During the three months ended July 31, 2023, the Company’s cash outflows from financing activities were $2,830,000, compared to cash outflows from financing activities of $4,760,000 for the three months ended July 31, 2022. During the three months ended July 31, 2023, cash outflows for financing activities included $188,000 for the repurchase of 4,011 shares of the Company’s common stock under the October 21, 2022 board approved common stock repurchase program. Quarterly dividend payments of $0.28 per share during fiscal year 2024 aggregated $2,642,000. Quarterly regular dividend payments of $0.25 per share during fiscal year 2023 aggregated $2,378,000.

At July 31, 2023 there were 9,430,529 common shares outstanding as compared to 9,474,814 common shares outstanding at July 31, 2022. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of July 31, 2023, retained earnings and liquid assets were $98,197,000 and $64,595,000, respectively. As of April 30, 2023, retained earnings and liquid assets were $95,979,000 and $62,064,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the three months ended July 31, 2023. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2023.

Contractual Obligations

We are a party to lease contracts which will result in cash payments to landlords in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next five fiscal years and thereafter are (in thousands): $1,229 in 2024; $1,429 in 2025; $1,461 in 2026; $1,493 in 2027 and $882 in 2028 totaling $6,494.

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

Fixed income securities consist of bank certificates of deposits and securities issued by federal, state and local governments within the United States. As of July 31, 2023 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $40,075,000 and $40,279,000, respectively. As of April 30, 2023 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $39,455,000 and $39,928,000, respectively.

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

Fixed Income Securities

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(in thousands)
		(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease
As of July 31, 2023
Investments in securities with fixed maturities	$40,279	$39,135	$39,450	$38,977	$39,608

As of April 30, 2023
Investments in securities with fixed maturities	$39,928	$39,202	$39,512	$39,048	$39,667

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

         The Company’s equity investment strategy has been to acquire equity securities across a diversity of industry groups. The portfolio consists of ETFs held for dividend yield that attempt to replicate the performance of certain equity indexes. In order to maintain liquidity in these securities, the Company’s policy has been to invest in and hold in its portfolio, no more than 5% of the approximate average daily trading volume in any one issue.

As of July 31, 2023 and April 30, 2023, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), and other Exchange Traded Funds and common stock equity securities was a combined total of $10,162,000 and $10,169,000, respectively, and the fair value was $14,765,000 and $14,546,000, respectively.

Equity Securities

				Estimated Fair Value after	Hypothetical Percentage Increase
				Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2023	Equity Securities and ETFs held for dividend yield	$14,765	30% increase	$19,195	4.09%
			30% decrease	$10,336	(4.09%)

Equity Securities

				Estimated Fair Value after	Hypothetical Percentage Increase
				Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2023	Equity Securities and ETFs held for dividend yield	$14,546	30% increase	$18,910	4.12%
			30% decrease	$10,182	(4.12%)

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2023 new risk factors have been added to the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2023 filed with the SEC on July 28, 2023. The new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2023. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2023	867	$47.60	867	$1,693,000
June 1 - 30, 2023	2,289	46.64	2,289	1,586,000
July 1 - 31, 2023	855	46.67	855	1,546,000
Total	4,011	$46.85	4,011	$1,546,000

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

Date: September 12, 2023