Form 10-Q
period 2023-10-31
VALUE LINE INC
filed 2023-12-15
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2023
Common stock, $0.10 par value per share	9,426,983 shares

VALUE LINE, INC.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	October 31,	April 30,
	2023	2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $3,427 and $7,240, respectively)	$3,924	$7,590
Equity securities	13,064	14,546
Available-for-sale Fixed Income securities	42,906	39,928
Accounts receivable, net of allowance for doubtful accounts of $33 and $36, respectively	4,464	2,124
Prepaid and refundable income taxes	185	425
Prepaid expenses and other current assets	1,145	1,463
Total current assets	65,688	66,076

Long term assets:
Investment in EAM Trust	59,119	58,775
Restricted money market investments	305	305
Property and equipment, net	5,132	5,788
Capitalized software and other intangible assets, net	97	132
Total long term assets	64,653	65,000

Total assets	$130,341	$131,076

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,032	$1,263
Accrued salaries	962	961
Dividends payable	2,639	2,642
Accrued taxes on income	-	307
Operating lease obligation-short term	1,253	1,344
Unearned revenue	15,689	16,771
Total current liabilities	21,575	23,288

Long term liabilities:
Unearned revenue	6,268	6,202
Operating lease obligation-long term	4,219	4,784
Deferred income taxes	12,537	13,129
Total long term liabilities	23,024	24,115
Total liabilities	44,599	47,403

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	99,046	95,979
Treasury stock, at cost (573,017 shares and 565,460 shares, respectively)	(15,009)	(14,671)
Accumulated other comprehensive income, net of tax	(286)	374
Total shareholders' equity	85,742	83,673

Total liabilities and shareholders' equity	$130,341	$131,076

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Revenues:
Investment periodicals and related publications	$6,398	$6,612	$12,855	$13,203
Copyright fees	3,212	3,454	6,498	6,807
Total publishing revenues	9,610	10,066	19,353	20,010

Expenses:
Advertising and promotion	585	723	1,357	1,544
Salaries and employee benefits	3,697	3,769	7,437	7,816
Production and distribution	1,480	1,243	2,875	2,458
Office and administration	1,174	1,158	2,263	2,463
Total expenses	6,936	6,893	13,932	14,281
Income from operations	2,674	3,173	5,421	5,729

Revenues and profits interests in EAM Trust	2,995	2,816	5,852	5,831
Investment gains/(losses)	(1,079)	(268)	(324)	26
Income before income taxes	4,590	5,721	10,949	11,586
Income tax provision	1,102	1,391	2,602	2,798
Net income	$3,488	$4,330	$8,347	$8,788

Earnings per share, basic & fully diluted	$0.37	$0.46	$0.89	$0.93

Weighted average number of common shares	9,429,169	9,467,810	9,430,871	9,475,960

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Net income	$3,488	$4,330	$8,347	$8,788

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on
Fixed Income securities, net of tax	(448)	(3)	(660)	2
Other comprehensive income/(loss)	(448)	(3)	(660)	2
Comprehensive income	$3,040	$4,327	$7,687	$8,790

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	October 31,
	2023	2022
Cash flows from operating activities:
Net income	$8,347	$8,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	691	672
Investment (gains)/losses	1,478	429
Non-voting revenues interest in EAM Trust	(5,337)	(5,405)
Non-voting profits interest in EAM Trust	(515)	(426)
Distributions received from EAM Trust	5,508	6,862
Deferred income taxes	(370)	(59)
Deferred rent	(656)	(605)
Other	(3)	-
Changes in operating assets and liabilities:
Unearned revenue	(1,016)	(883)
Accounts payable & accrued expenses	(231)	43
Accrued salaries	1	77
Accrued taxes on income	(352)	(2)
Prepaid and refundable income taxes	240	(911)
Prepaid expenses and other current assets	318	(9)
Accounts receivable	(2,340)	28
Total adjustments	(2,584)	(189)
Net cash provided by operating activities	5,763	8,599

Cash flows from investing activities:
Proceeds from sales of equity securities	999	1,016
Purchases of equity securities	(993)	(919)
Purchases of fixed income securities classified as available-for-sale	(23,079)	(17,479)
Proceeds from sales of fixed income securities classified as available-for-sale	19,265	-
Acquisition of property and equipment	-	(23)
Net cash used in investing activities	(3,808)	(17,405)

Cash flows from financing activities:
Purchase of treasury stock at cost	(338)	(3,482)
Dividends paid	(5,283)	(4,747)
Net cash used in financing activities	(5,621)	(8,229)
Net change in cash and cash equivalents	(3,666)	(17,035)
Cash, cash equivalents and restricted cash at beginning of period	7,895	30,008
Cash, cash equivalents and restricted cash at end of period	$4,229	$12,973

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2023 and Six Months Ended October 31, 2023

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2023	10,000,000	$1,000	$991	(565,460)	$(14,671)	$95,979	$374	$83,673

Net income						4,859		4,859
Change in unrealized gains on Fixed Income securities, net of taxes							(212)	(212)
Purchase of treasury stock				(4,011)	(188)			(188)
Dividends declared						(2,641)		(2,641)
Balance at July 31, 2023	10,000,000	$1,000	$991	(569,471)	$(14,859)	$98,197	$162	$85,491

Dividends declared per common share were $0.28 for the three months ending July 31, 2023.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at July 31, 2023	10,000,000	$1,000	$991	(569,471)	$(14,859)	$98,197	$162	$85,491

Net income						3,488		3,488
Change in unrealized gains on Fixed Income securities, net of taxes							(448)	(448)
Purchase of treasury stock				(3,546)	(150)			(150)
Dividends declared						(2,639)		(2,639)
Balance at October 31, 2023	10,000,000	$1,000	$991	(573,017)	$(15,009)	$99,046	$(286)	$85,742

Dividends declared per common share were $0.56 for the six months ending October 31, 2023.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

 Value Line, Inc.

 Consolidated Condensed Statement of Changes in Shareholders' Equity

 For the Three Months Ended July 31, 2022 and Six Months Ended October 31, 2022

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

October 31, 2023

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

The Consolidated Condensed Balance Sheets as of October 31, 2023 and April 30, 2023, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023 filed with the SEC on July 28, 2023 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

October 31, 2023

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

Valuation of Securities:

The Company's securities classified as cash equivalents, equity securities and available-for-sale fixed income securities consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in equities including ETFs and fixed income securities invested primarily in short-term U.S. Treasury bills that are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC 820. The securities classified as equity securities reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses are recorded in the Consolidated Condensed Statements of Income per FASB Accounting Standards Update No. 2016-01 ("ASU 2016-01"). The securities classified as available-for-sale  fixed income securities reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders' equity. Investment gains and losses on sales of the equity securities are the difference between proceeds from sales and the fair value of the equity securities sold at the beginning of the period or the purchase date, if later.  Investment gains and losses on sales of the available-for-sale fixed income securities are the difference between proceeds from sales and the cost of the securities.  Investment gains and losses on sales of the securities are recorded in earnings as of the trade date and are determined on the identified cost method.

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

October 31, 2023

(Unaudited)

The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

Level 1 – quoted prices in active markets for identical investments

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of October 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$3,427	$-	$-	$3,427
Equity securities	13,064	-	-	13,064
Available-for-sale fixed income securities	42,406	500	-	42,906
	$58,897	$500	$-	$59,397

	As of April 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,240	$-	$-	$7,240
Equity securities	14,546	-	-	14,546
Available-for-sale fixed income securities	39,178	750	-	39,928
	$60,964	$750	$-	$61,714

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2023 and April 30, 2023, there were no Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2023, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2023 and April 30, 2023, cash equivalents included $3,427,000 and $7,240,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities or savings accounts located in the United States.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

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

As of October 31, 2023 and April 30, 2023, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $10,146,000 and $10,169,000, respectively, and the fair value was $13,064,000 and $14,546,000, respectively.

Proceeds from sales of equity securities during the six months ended October 31, 2023 and October 31, 2022, were $999,000 and $1,016,000, respectively.

The carrying value and fair value of equity securities at October 31, 2023 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$10,146	$2,923	$(5)	$13,064

The carrying value and fair value of equity securities at April 30, 2023 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$10,169	$4,392	$(15)	$14,546

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

(Unaudited)

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2023 and October 31, 2022, were $19,265,000 and $0, respectively. As of October 31, 2023, Accumulated Other Comprehensive Income included unrealized losses of $363,000 net of deferred tax benefits of $77,000.  As of April 30, 2023, Accumulated Other Comprehensive Income included unrealized gains of $473,000, net of deferred tax benefits of $99,000.

The aggregate cost and fair value at October 31, 2023 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$38,133	$-	$(43)	$38,090
Due 1 year through 5 years	5,136	-	(320)	4,816
Total investment in government debt securities	$43,269	$-	$(363)	$42,906

The increase in gross unrealized losses of $837,000 on fixed income securities classified as available-for-sale net of deferred income tax benefits of $177,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of October 31, 2023.

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

The average yield on the Government debt securities classified as available-for-sale at October 31, 2023 and April 30, 2023 was 3.65% and 2.55%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2023	2022	2023	2022
Dividend income	$133	$141	$278	$254
Interest income	487	158	876	201
Investment gains/(losses) recognized on sales of equity securities during the period	(14)	3	(3)	5
Unrealized gains/(losses) recognized on equity securities held at the end of the period	(1,685)	(577)	(1,475)	(434)
Other	-	7	-	-
Total investment gains/(losses)	$(1,079)	$(268)	$(324)	$26

Taxable realized gains/(losses) on equity securities sold during fiscal years 2024 and 2023, which are generally the difference between the proceeds from sales and our original cost, were losses of $18,000 in fiscal 2024 and losses of $9,000 in fiscal 2023.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

(Unaudited)

Investment in Unconsolidated Entities:

Equity Method Investment:

As of October 31, 2023 and April 30, 2023, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $59,119,000 and $58,775,000, respectively.

The value of VLI’s investment in EAM at October 31, 2023 and April 30, 2023 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands) (unaudited)	2023	2022	2023	2022
Investment management fees earned from the Value Line Funds, net of waivers shown below	$5,640	$4,952	$11,068	$10,142
12b-1 fees and other fees, net of waivers shown below	$1,600	$1,491	$3,179	$3,050
Other income	$(14)	$(4)	$103	$4
Investment management fee waivers and reimbursements	$114	$49	$162	$31
12b-1 fee waivers	$23	$27	$48	$54
Value Line’s non-voting revenues interest	$2,721	$2,623	$5,337	$5,405
EAM's net income (1)	$548	$386	$1,030	$852

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	October 31,	April 30,
($ in thousands)	2023	2023
	(unaudited)
EAM's total assets	$61,729	$61,389
EAM's total liabilities (1)	(4,763)	(4,357)
EAM's total equity	$56,966	$57,032

(1) At October 31, 2023 and April 30, 2023, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $2,967,000 and $2,601,000, respectively.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of October 31, 2023 (unaudited)	$61,729	$59,119	$-	$59,119
As of April 30, 2023	$61,389	$58,775	$-	$58,775

(1)  Reported within Long-Term Assets on the Consolidated Condensed Balance Sheets.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

(Unaudited)

Note 4 - Supplementary Cash Flows Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Condensed Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Condensed Statement of Cash Flows.

	Six Months Ended October 31,
($ in thousands)	2023	2022
Cash and cash equivalents	$3,924	$12,668
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$4,229	$12,973

Income Tax Payments:

The Company made income tax payments as follows:

	Six Months Ended October 31,
($ in thousands)	2023	2022
State and local income tax payments	$497	$650
Federal income tax payments	$2,900	$3,127

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the six months ended October 31, 2023 and October 31, 2022, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $191,000 and $213,000 in fiscal 2024 and fiscal 2023, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of October 31, 2023 and October 31, 2022 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2023 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$(837)	$177	$(660)
	$(837)	$177	$(660)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2022 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$3	$(1)	$2
	$3	$(1)	$2

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2023, were $3.31 billion, 14.5% above total assets of $2.89 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2022.

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

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2023	2022	2023	2022
Non-voting revenues interest in EAM	$2,721	$2,623	$5,337	$5,405
Non-voting profits interest in EAM	274	193	515	426
	$2,995	$2,816	$5,852	$5,831

At October 31, 2023, the Company's investment in EAM includes a receivable of $2,967,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share.  That amount was subsequently paid to the Company.

Transactions with Parent:

During the six months ended October 31, 2023 and October 31, 2022, the Company was reimbursed $170,000 and $170,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at October 31, 2023 and April 30, 2023.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them.   The Company made federal tax payments of $2,900,000 and $3,127,000 to the Parent during the six months ended October 31, 2023 and October 31, 2022, respectively.

As of October 31, 2023, the Parent owned 91.59% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2023	2022	2023	2022
Current tax expense:
Federal	$1,253	$1,252	$2,462	$2,390
State and local	259	110	510	467
Current tax expense	1,512	1,362	2,972	2,857
Deferred tax expense (benefit):
Federal	(346)	(11)	(306)	(99)
State and local	(64)	40	(64)	40
Deferred tax expense (benefit):	(410)	29	(370)	(59)
Income tax provision	$1,102	$1,391	$2,602	$2,798

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

(Unaudited)

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted.  The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2023 and October 31, 2022 were 23.76% and 24.15%, respectively. The lower effective tax rate during six months ended October 31, 2023 as compared to October 31, 2022, is primarily a result of a decrease in the state and local income tax rate to 3.03% from 3.37% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2023	2023
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	53	59
Unrealized gain/(loss) on fixed income securities held for sale	(76)	99
Unrealized gain on equity securities	613	919
Right of Use Asset	(161)	(174)
Deferred charges	(144)	(136)
Other	(433)	(432)
Total federal tax liability	10,149	10,632

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	1,935	2,062
Deferred non-cash post-employment compensation	(67)	(72)
Depreciation and amortization	10	125
Unrealized gain/(loss) on fixed income securities held for sale	(13)	19
Unrealized gain on equity securities	111	178
Other	412	185
Total state and local tax liabilities	2,388	2,497
Deferred tax liability, long-term	$12,537	$13,129

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six months Ended October 31,
	2023	2022
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.03%	3.37%
Effect of dividends received deductions	(0.25)%	(0.23)%
Other, net	(0.02)%	0.01%
Effective income tax rate	23.76%	24.15%

The Company believes that, as of October 31, 2023, there were no material uncertain tax positions that would require disclosure under GAAP.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

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

	October 31,	April 30,
($ in thousands)	2023	2023
Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	4,704	5,300
Furniture and equipment	4,089	4,079
	9,806	10,392
Accumulated depreciation and amortization	(4,674)	(4,604)
Total property and equipment, net	$5,132	$5,788

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use".  SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the six months ended October 31, 2023 and October 31, 2022, were $35,000 and $24,000, respectively.

During the six months ended October 31, 2023 and October 31, 2022, the Company did not incur and did not capitalize expenditures related to third party programmers' costs nor internal costs to develope software for internal use.

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

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of July 31, 2023	569,471	$14,859	$26.09	$1,546
Purchases effected in open market during the months ended:
August 31, 2023	413	20	48.47	1,526
September 30, 2023	1,324	63	47.43	1,463
October 31, 2023	1,809	67	37.33	1,396
Balance as of October 31, 2023	573,017	$15,009	$26.19	$1,396

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of October 31, 2023, the Company had a long-term lease asset of $4,704,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $750,000 in lease expenses in both fiscal years 2024 and 2023 during the six months ended October 31, 2023 and October 31, 2022, respectively.

For the six months ended October 31, 2023, the Company paid $810,000 in rent relating to the leases. As a payment arising from an operating lease, the $810,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of October 31, 2023:

Fiscal years ended October 31,	($ in thousands)
2024*	$824
2025	1,429
2026	1,461
2027	1,493
2028	883
Total undiscounted future minimum lease payments	6,090
Less: difference between undiscounted lease payments & the present value of future lease payments	618
Total operating lease liabilities	$5,472

* Excludes the six months ended October 31, 2023

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

October 31, 2023

(Unaudited)

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at October 31, 2023, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the six months ended October 31, 2023, 33.6% of total publishing revenues of $19,353,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2023 and October 31, 2022, the Company had $2,237,000 and $4,183,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

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

●	fluctuations in EAM’s and third party copyright assets under management due to broadly based changes in the values of equity and debt securities, redemptions by investors and other factors;
●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	possible changes in future revenues or collection of receivables from significant customers;
●	dependence on key executive and specialist personnel;
●	risks associated with the outsourcing of certain functions, technical facilities, and operations, including in some instances outside the U.S.;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	the availability of free or low cost investment data through discount brokers or generally over the internet;
●	the economic and other impacts of global political and military conflicts;
●	continued availability of generally dependable energy supplies in the geographic areas in which the company and certain suppliers operate;
●	terrorist attacks, cyber attacks and natural disasters;
●	insufficiency in our business continuity plans or systems in the event of anticipated or unpredictable disruption;
●

the coronavirus pandemic, which has drastically affected markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;

●	other possible epidemics;
●	changes in prices and availability of materials and other inputs and services, such as freight and postage, required by the Company;

●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, herein, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2023; and other risks and uncertainties arising from time to time.

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

The business of EAM is managed by its trustees each owning 20% of the voting interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business distributed quarterly and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.

Business Environment

The U.S. economy has performed much better than expected during calendar 2023. The year started with talks of the possibility of at least a mild recession during the 12-month period, with restrictive monetary policies leading to a decrease in demand for goods and services. That scenario, however, did not materialize, as the continued strength of the U.S. consumer sector, buoyed by savings built up during the COVID-19 pandemic and a strong labor market, drove growth throughout the year. This expansion culminated with an annualized 5.2% increase in the gross domestic product (GDP) during the third quarter. That advance came on the heels of solid March- and June-quarter gains of 2.0% and 2.1%, respectively.

The strong GDP showing came at a time when the Federal Reserve, in an attempt to tame inflation, is likely in the final stretch of its most restrictive monetary policy course in 40 years. In total, the central bank hiked the benchmark short-term interest rate 11 times since early 2022, with the hawkish stance raising the federal funds rate from near-zero in the spring of 2022 to a range of 5.25% to 5.50% as of the November, 2023 Federal Open Market Committee (FOMC) meeting. There were signs that inflation eased further over the late summer and early fall, with both consumer and producer price growth well off their multi-decade highs established in 2021. This, along with a notable pullback in the October Personal Consumption Expenditures (PCE) Price Index, which is the most closely monitored assessment of the current U.S. inflation situation by the Federal Reserve, has raised sentiment that the lead bank may be done increasing the federal funds rate. However, senior officials as recently as the November FOMC meeting have given no indications that they will reverse monetary course in the near future.

As noted, the main cog in this year’s economic growth was the U.S. consumer, who was emboldened by a tight labor market over the course of 2023. For much of the year, the pace of spending far outstripped personal income. This vibrant spending, which included a notable shift to services-oriented sectors, has kept the possibility of a recession at bay, but has also come at the result of a sizable increase in consumer debt.

Looking forward, it still remains to be seen how much longer Americans can keep up that spending pace. A number of retailers noted during third-quarter earnings season that they are seeing signs of individuals and families changing their spending habits, focusing more on essential items than those deemed to be more discretionary in nature. Durable goods orders, which include big-ticket items that have a lifespan of more than three years, fell sharply in October. On the positive side, salaries, as measured by the average hourly wage, increased at a faster rate than both consumer and producer prices this fall, which likely gave a boost to the consumer’s purchasing power during the final quarter of 2023 and the all-important holiday shopping season for the retailers.

In conclusion, the Federal Reserve’s aggressive monetary tightening course has clearly made a dent in inflation, but senior officials at the central bank have vowed to keep short-term interest rates higher for longer and wait to see what the full effects of this restrictive monetary policy course on price growth and the overall economy. The current business environment has held up fairly well, with profit growth of around 4% for the S&P 500 companies during the third quarter. This marked the first period of year-over-year earnings expansion since the third quarter of 2022. That said, some concerns still persist. The higher lending rates have taken a toll on business investment and this may have an impact on economic growth down the line. There also are signs that the higher-rate environment has had a negative impact on the financial performances of the banking, insurance, and commercial real estate industries.

From a stock-market perspective, the price-to-earnings ratio of the S&P 500 companies stood above 18.5 times following the conclusion of the third-quarter earnings season, which exceeded the 10-year average for the Index. This high valuation may leave equities vulnerable to some possible selling on any disappointing news from the economic, earnings, or geopolitical fronts.

Results of Operations for the Three and Six Months Ended October 31, 2023 and 2022

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2023	2022	Change	2023	2022	Change
Income from operations	$2,674	$3,173	-15.7%	$5,421	$5,729	-5.4%
Non-voting revenues and non-voting profits interests from EAM Trust	2,995	2,816	6.4%	5,852	5,831	0.4%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$5,669	$5,989	-5.3%	$11,273	$11,560	-2.5%
Operating expenses	$6,936	$6,893	0.6%	$13,932	$14,281	-2.4%
Investment gains/(losses)	$(1,079)	$(268)	-	$(324)	$26	-1346.2%
Income before income taxes	$4,590	$5,721	-19.8%	$10,949	$11,586	-5.5%
Net income	$3,488	$4,330	-19.4%	$8,347	$8,788	-5.0%
Earnings per share	$0.37	$0.46	-19.6%	$0.89	$0.93	-4.3%

During the six months ended October 31, 2023, the Company’s net income of $8,347,000, or $0.89 per share, was 5.0% below net income of $8,788,000, or $0.93 per share, for the six months ended October 31, 2022. During the six months ended October 31, 2023, the Company’s income from operations of $5,421,000 was 5.4% below income from operations of $5,729,000 during the six months ended October 31, 2022. For the six months ended October 31, 2023, operating expenses decreased 2.4% below those during the six months ended October 31, 2022.

During the three months ended October 31, 2023, the Company’s net income of $3,488,000, or $0.37 per share, was 19.4% below net income of $4,330,000, or $0.46 per share, for the three months ended October 31, 2022. During the three months ended October 31, 2023, the Company’s income from operations of $2,674,000 was 15.7% below income from operations of $3,173,000 during the three months ended October 31, 2022. For the three months ended October 31, 2023, operating expenses increased slight above those during the three months ended October 31, 2022.

During the six months ended October 31, 2023, there were 9,430,871 average common shares outstanding as compared to 9,475,960 average common shares outstanding during the six months ended October 31, 2022.

Total operating revenues

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2023	2022	Change	2023	2022	Change
Investment periodicals and related publications:
Print	$2,327	$2,513	-7.4%	$4,709	$5,071	-7.1%
Digital	4,071	4,099	-0.7%	8,146	8,132	0.2%
Total investment periodicals and related publications	6,398	6,612	-3.2%	12,855	13,203	-2.6%
Copyright fees	3,212	3,454	-7.0%	6,498	6,807	-4.5%
Total publishing revenues	$9,610	$10,066	-4.5%	$19,353	$20,010	-3.3%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2023		2022		2023		2022
	Print	Digital	Print	Digital	Print	Digital	Print	Digital

New Sales	10.6%	8.6%	8.1%	13.9%	12.2%	10.7%	10.3%	13.7%
Renewal & Conversion Sales	89.4%	91.4%	91.9%	86.1%	87.8%	89.3%	89.7%	86.3%
Total Gross Sales	100%	100%	100%	100%	100%	100%	100%	100%

During the six months ended October 31, 2023, new sales of print publications increased while conversion and renewal sales orders decreased from the prior fiscal year. New sales of digital publications decreased while conversion and renewal sales orders increased from the prior fiscal year.

	As of October 31,	As of April 30,	As of October 31,	Change

($ in thousands)	2023	2023	2022	October-23 vs. Apr-23	October-23 vs. October-22

Unearned subscription revenue (current and long-term liabilities)	$21,957	$22,973	$22,890	-4.4%	-4.1%

Unearned subscription revenue as of October 31, 2023, is 4.4% below April 30, 2023 and 4.1% below October 31, 2022. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $12,855,000 (excluding copyright fees) during the six months ended October 31, 2023 were 2.6% below publishing revenues of $13,203,000, as compared to the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, total product line circulation at October 31, 2023, was 5.5% below total product line circulation at October 31, 2022. However, Institutional Sales department total sales orders reached a record level in the fiscal year ended April 30, 2023 and this growing, more profitable business with financial advisors and professional investors significantly offsets the long-term trend of declining individual investor circulation.

Circulation also reflected management’s decision to reduce marketing efforts temporarily while the challenging stock market environment persisted. Total print circulation at October 31, 2023 was 7.9% below the total print circulation at October 31, 2022. During the six months ended October 31, 2023, print publication revenues of $4,709,000 decreased 7.1%, below print publication revenues of $5,071,000 during the same corresponding period of 2022. Total digital circulation at October 31, 2023 was 2.5% below total digital circulation at October 31, 2022 with the professional clientele offsetting the decline in individual subscribers. During the six months ended October 31, 2023, digital revenues of $8,146,000 were up 0.2% as compared to the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

Value Line serves primarily individual and professional investors in stocks, and other securities, who pay mostly on annual or multi-year subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to introduce publications and packages at a range of price points.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended October 31, 2023, the combined Ranking System “Rank 1 & 2” stocks’ increase of 3.6% compared to the Russell 2000 Index’s decrease of 9.6% during the comparable period.

Copyright fees

During the six months ended October 31, 2023, copyright fees of $6,498,000 were 4.5% below those during the corresponding period in the prior fiscal year. These fees depend on the assets under management in financial products with contractual arrangements to use the Ranks and other Value Line proprietary information.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2023, were $3.31 billion, which is $0.42 billion, or 14.5%, above total assets of $2.89 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2022.

Value Line Mutual Funds

	As of October 31,
($ in millions)	2023	2022	Change
Equity and hybrid funds	$3,273	$2,851	14.9%
Fixed income funds	36	40	-11.9%
Total EAM managed net assets	$3,309	$2,891	14.5%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the six months ended October 31, 2023, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $11,068,000, 12b-1 fees and other fees of $3,179,000 and other net gains of $103,000. For the same period, total investment management fee waivers were $162,000 and 12b-1 fee waivers were $48,000. During the six months ended October 31, 2023, EAM's net income was $1,030,000 after giving effect to Value Line’s non-voting revenues interest of $5,337,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of October 31, 2023, one of the Value Line Funds has full 12b-1 fees waivers in place, and five funds have partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 98.9% and fixed income fund assets represent 1.1%, respectively, of total fund assets under management (“AUM”) as of October 31, 2023. At October 31, 2023, equity and hybrid AUM increased by 14.9% and fixed income AUM decreased by 11.9% as compared to last year at October 31, 2022.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business that is distributed quarterly, and 50% of EAM’s net profits, not less than 90% of which is distributed in cash every fiscal quarter.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2023	2022	Change	2023	2022	Change
Non-voting revenues interest	$2,721	$2,623	3.7%	$5,337	$5.405	-1.3%
Non-voting profits interest	274	193	42.0%	515	426	20.9%
	$2,995	$2,816	6.4%	$5,852	$5,831	0.4%

Operating expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2023	2022	Change	2023	2022	Change
Advertising and promotion	$585	$723	-19.1%	$1,357	$1,544	-12.1%
Salaries and employee benefits	3,697	3,769	-1.9%	7,437	7,816	-4.8%
Production and distribution	1,480	1,243	19.1%	2,875	2,458	17.0%
Office and administration	1,174	1,158	1.4%	2,263	2,463	-8.1%
Total expenses	$6,936	$6,893	0.6%	$13,932	$14,281	-2.4%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $13,932,000 during the six months ended October 31, 2023, were 2.4% below those during the six months ended October 31, 2022 as a result of cost controls in fiscal year 2023 and fiscal year 2024.

Advertising and promotion

During six months ended October 31, 2023, advertising and promotion expenses of $1,357,000 decreased 12.1% as compared to the prior fiscal year. During the six months ended October 31, 2023, decreases were primarily due to decreases in renewal solicitations and sales commissions.

Salaries and employee benefits

During the six months ended October 31, 2023, salaries and employee benefits of $7,437,000 decreased 4.8% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from reduced employee headcount in fiscal year 2024.

Production and distribution

During the six months ended October 31, 2023, production and distribution expenses of $2,875,000 increased 17.0% above prior fiscal year primarily due to increases in production support of the Company’s website and maintenance of the Company’s publishing and application software and operating systems.

Office and administration

During the six months ended October 31, 2023, office and administrative expenses of $2,263,000 decreased 8.1% below the prior fiscal year, primarily due to decreases in professional fees and utilities.

Concentration

During the six months ended October 31, 2023, 33.6% of total publishing revenues of $19,353,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2023	2022	Change	2023	2022	Change

Dividend income	$133	$141	-5.7%	$278	$254	9.4%
Interest income	487	158	208.2%	876	201	335.8%

Investment gains/(losses) recognized on sale of equity securities during the period	(14)	3	-566.7%	(3)	5	-160.0%

Unrealized gains/(losses) recognized on equity securities held at the end of the period	(1,685)	(577)	-192.0%	(1,475)	(434)	-239.9%

Other	-	7	-100.0%	-	-	-
Total investment gains/(losses)	$(1,079)	$(268)	-301.1%	$(324)	$26	-1346.2%

During the six months ended October 31, 2023, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2024, resulted in a loss of $324,000. During the six months ended October 31, 2022, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at October 31, 2022 in fiscal 2023, resulted in a gain of $26,000. Proceeds from the sales of equity securities during the six months ended October 31, 2023 and October 31, 2022 were $999,000 and $1,016,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2023 and October 31, 2022 were 23.76% and 24.15%, respectively. The lower effective tax rate during six months ended October 31, 2023 as compared to October 31, 2022, is primarily a result of a decrease in the state and local income taxes from 3.37% to 3.03% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and will gradually increase to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse. The company anticipates that following the expiration of the current lease, it may be extended, or that operations will be moved to an alternative location.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $44,113,000 as of October 31, 2023 and $42,788,000 as of April 30, 2023. These amounts include short-term unearned revenue of $15,689,000 and $16,771,000 reflected in total current liabilities at October 31, 2023 and April 30, 2023, respectively. Cash and short-term securities were $59,894,000 and $62,064,000 as of October 31, 2023 and April 30, 2023, respectively.

The Company’s cash and cash equivalents include $3,427,000 and $7,240,000 at October 31, 2023 and April 30, 2023, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $5,763,000 during the six months ended October 31, 2023, compared to cash inflows from operations of $8,599,000 during the six months ended October 31, 2022, respectively. The decrease in cash flow from operating activity is primarily a result of the timing of receipts for accounts receivable, $2.4 million, and lower distributions received from EAM’s non-voting revenues and profits interest of $1.4 million during the second quarter of fiscal 2024.

Cash from investing activities

The Company had cash outflows from investing activities of $3,808,000 during the six months ended October 31, 2023, compared to cash outflows from investing activities of $17,405,000 for the six months ended October 31, 2022, respectively. The lower cash outflows for the six months ended October 31, 2023 compared to October 31, 2022, was primarily due to increases in proceeds from maturities of fixed income securities.

Cash from financing activities

During the six months ended October 31, 2023, the Company’s cash outflows from financing activities were $5,621,000, compared to cash outflows from financing activities of $8,229,000 for the six months ended October 31, 2022. During the six months ended October 31, 2023, cash outflows for financing activities included $338,000 for the repurchase of 7,557 shares of the Company’s common stock under the October 21, 2022 board approved common stock repurchase program. Quarterly dividend payments of $0.28 per share during fiscal year 2024 aggregated $5,283,000. Quarterly regular dividend payments of $0.25 per share during fiscal year 2023 aggregated $4,747,000.

At October 31, 2023 there were 9,426,983 common shares outstanding as compared to 9,457,500 common shares outstanding at October 31, 2022. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of October 31, 2023, retained earnings and liquid assets were $99,046,000 and $59,894,000, respectively. As of April 30, 2023, retained earnings and liquid assets were $95,979,000 and $62,064,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the six months ended October 31, 2023. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2023.

Contractual Obligations

We are a party to lease contracts which will result in cash payments to landlords in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next five fiscal years and thereafter are (in thousands): $824 in 2024; $1,429 in 2025; $1,461 in 2026; $1,493 in 2027 and $883 in 2028 totaling $6,090.

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

Fixed income securities consist of bank certificates of deposits and securities issued by federal, state and local governments within the United States. As of October 31, 2023 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $43,269,000 and $42,906,000, respectively. As of April 30, 2023 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $39,455,000 and $39,928,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after Hypothetical Change in Interest Rates
	(in thousands) (bp = basis points)

		1 year	1 year	1 year	1 year

	Fair Value	50 bp increase	50 bp decrease	100 bp increase	100 bp decrease
As of October 31, 2023
Investments in securities with fixed maturities	$42,906	$41,934	$42,270	$41,766	$42,439

As of April 30, 2023
Investments in securities with fixed maturities	$39,928	$39,202	$39,512	$39,048	$39,667

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

As of October 31, 2023 and April 30, 2023, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), and other Exchange Traded Funds and common stock equity securities was a combined total of $10,146,000 and $10,169,000, respectively, and the fair value was $13,064,000 and $14,546,000, respectively.

Equity Securities				Estimated Fair	Hypothetical Percentage
				Value after	Increase
				Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Change in Prices	Shareholders’ Equity
As of October 31, 2023	Equity Securities and ETFs held for dividend yield	$13,064	30% increase	$16,983	3.61%
			30% decrease	$9,145	(3.61%)

				Estimated Fair	Hypothetical Percentage
Equity Securities				Value after	Increase
				Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2023	Equity Securities and ETFs held for dividend yield	$14,546	30% increase	$18,910	4.12%
			30% decrease	$10,182	(4.12%)

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2023 new risk factors have been added to the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2023 filed with the SEC on July 28, 2023. The new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended October 31, 2023. All purchases listed below were made in the open market at prevailing market prices.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 1 - 31, 2023	413	$48.47	413	$1,526,000

September 1 - 30, 2023	1,324	47.43	1,324	1,463,000

October 1 - 31, 2023	1,809	37.33	1,809	1,396,000
Total	3,546	$42.40	3,546	$1,396,000

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal quarters ended July 31, 2023 and October 31, 2023.

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

Date: December 15, 2023