Form 10-Q
period 2024-01-31
VALUE LINE INC
filed 2024-03-15
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2024
Common stock, $0.10 par value per share	9,424,983 shares

VALUE LINE, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

	Consolidated Condensed Balance Sheets as of January 31, 2024 and April 30, 2023	3

	Consolidated Condensed Statements of Income for the three and nine months ended January 31, 2024 and January 31, 2023	4

	Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended January 31, 2024 and January 31, 2023	5

	Consolidated Condensed Statements of Cash Flows for the nine months ended January 31, 2024 and January 31, 2023	6

	Consolidated Condensed Statement of Changes in Shareholders’ Equity for the three months ended July 31, 2023, six months ended October 31, 2023 and nine months ended January 31, 2024	7

	Consolidated Condensed Statement of Changes in Shareholders’ Equity for the three months ended July 31, 2022, six months ended October 31, 2022 and nine months ended January 31, 2023	8

	Notes to Consolidated Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

	Signatures	38

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	January 31,	April 30,
	2024	2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $4,739 and $7,240, respectively)	$5,780	$7,590
Equity securities	15,370	14,546
Available-for-sale Fixed Income securities	46,149	39,928
Accounts receivable, net of allowance for credit losses of $33 and $36, respectively	1,302	2,124
Prepaid and refundable income taxes	6	425
Prepaid expenses and other current assets	1,090	1,463
Total current assets	69,697	66,076

Long term assets:
Investment in EAM Trust	59,640	58,775
Restricted money market investments	305	305
Property and equipment, net	4,797	5,788
Capitalized software and other intangible assets, net	102	132
Total long term assets	64,844	65,000

Total assets	$134,541	$131,076

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,094	$1,263
Accrued salaries	920	961
Dividends payable	2,639	2,642
Accrued taxes on income	192	307
Operating lease obligation-short term	1,241	1,344
Unearned revenue	15,953	16,771
Total current liabilities	22,039	23,288

Long term liabilities:
Unearned revenue	6,544	6,202
Operating lease obligation-long term	3,890	4,784
Deferred income taxes	12,822	13,129
Total long term liabilities	23,256	24,115
Total liabilities	45,295	47,403

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	102,292	95,979
Treasury stock, at cost (573,017 shares and 565,460 shares, respectively)	(15,009)	(14,671)
Accumulated other comprehensive income, net of tax	(28)	374
Total shareholders' equity	89,246	83,673

Total liabilities and shareholders' equity	$134,541	$131,076

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2024	2023	2024	2023

Revenues:
Investment periodicals and related publications	$6,319	$6,592	$19,174	$19,795
Copyright fees	2,812	3,375	9,310	10,182
Total publishing revenues	9,131	9,967	28,484	29,977

Expenses:
Advertising and promotion	782	703	2,139	2,247
Salaries and employee benefits	3,719	3,758	11,156	11,574
Production and distribution	1,219	1,371	4,094	3,829
Office and administration	1,179	1,151	3,442	3,614
Total expenses	6,899	6,983	20,831	21,264
Income from operations	2,232	2,984	7,653	8,713

Revenues and profits interests in EAM Trust	3,489	2,685	9,341	8,516
Investment gains/(losses)	2,009	1,250	1,685	1,276
Income before income taxes	7,730	6,919	18,679	18,505
Income tax provision	1,845	1,671	4,447	4,469
Net income	$5,885	$5,248	$14,232	$14,036

Earnings per share, basic & fully diluted	$0.62	$0.55	$1.51	$1.48

Weighted average number of common shares	9,426,983	9,456,877	9,429,575	9,465,955

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2024	2023	2024	2023

Net income	$5,885	$5,248	$14,232	$14,036

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on
Fixed Income securities, net of tax	258	123	(402)	125
Other comprehensive income/(loss)	258	123	(402)	125
Comprehensive income	$6,143	$5,371	$13,830	$14,161

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	January 31,
	2024	2023
Cash flows from operating activities:
Net income	$14,232	$14,036

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,054	1,006
Investment (gains)/losses	133	(438)
Non-voting revenues interest in EAM Trust	(8,420)	(7,917)
Non-voting profits interest in EAM Trust	(921)	(599)
Distributions received from EAM Trust	8,476	9,660
Deferred income taxes	(190)	57
Deferred rent	(997)	(920)
Changes in operating assets and liabilities:
Unearned revenue	(476)	(1,010)
Accounts payable & accrued expenses	(169)	(195)
Accrued salaries	(41)	(20)
Accrued taxes on income	(126)	80
Prepaid and refundable income taxes	419	278
Prepaid expenses and other current assets	373	62
Accounts receivable	822	(102)
Total adjustments	(63)	(58)
Net cash provided by operating activities	14,169	13,978

Cash flows from investing activities:
Purchases of equity securities	(2,073)	(1,322)
Purchases of fixed income securities classified as available-for-sale	(38,855)	(30,205)
Proceeds from sales of equity securities	1,129	1,421
Proceeds from sales of fixed income securities classified as available-for-sale	32,113	9,907
Acquisition of property and equipment	(14)	(23)
Expenditures for capitalized software	(19)	-
Net cash used in investing activities	(7,719)	(20,222)

Cash flows from financing activities:
Purchase of treasury stock at cost	(338)	(4,487)
Dividends paid	(7,922)	(7,111)
Net cash used in financing activities	(8,260)	(11,598)
Net change in cash and cash equivalents	(1,810)	(17,842)
Cash, cash equivalents and restricted cash at beginning of period	7,895	30,008
Cash, cash equivalents and restricted cash at end of period	$6,085	$12,166

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2023, Six Months Ended October 31, 2023,

and Nine Months Ended January 31, 2024

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2023	10,000,000	$1,000	$991	(565,460)	$(14,671)	$95,979	$374	$83,673

Net income						4,859		4,859
Change in unrealized gains on Fixed Income securities, net of taxes							(212)	(212)
Purchase of treasury stock				(4,011)	(188)			(188)
Dividends declared						(2,641)		(2,641)
Balance at July 31, 2023	10,000,000	$1,000	$991	(569,471)	$(14,859)	$98,197	$162	$85,491

Dividends declared per common share were $0.28 for the three months ending July 31, 2023.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at July 31, 2023	10,000,000	$1,000	$991	(569,471)	$(14,859)	$98,197	$162	$85,491

Net income						3,488		3,488
Change in unrealized gains on Fixed Income securities, net of taxes							(448)	(448)
Purchase of treasury stock				(3,546)	(150)			(150)
Dividends declared						(2,639)		(2,639)
Balance at October 31, 2023	10,000,000	$1,000	$991	(573,017)	$(15,009)	$99,046	$(286)	$85,742

Dividends declared per common share were $0.56 for the six months ending October 31, 2023.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at October 31, 2023	10,000,000	$1,000	$991	(573,017)	$(15,009)	$99,046	$(286)	$85,742

Net income						5,885		5,885
Change in unrealized gains on Fixed Income securities, net of taxes							258	258
Dividends declared						(2,639)		(2,639)
Balance at January 31, 2024	10,000,000	$1,000	$991	(573,017)	$(15,009)	$102,292	$(28)	$89,246

Dividends declared per common share were $0.84 for the nine months ending January 31, 2024.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2022, Six Months Ended October 31, 2022

and Nine Months Ended January 31, 2023

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

January 31, 2024

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

The Consolidated Condensed Balance Sheets as of January 31, 2024 and April 30, 2023, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023 filed with the SEC on July 28, 2023 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

In accordance with FASB's Topic 810, the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company holds a significant non-voting revenues interest (excluding distribution revenues) and a significant non-voting profits interest in EULAV Asset Management, a Delaware statutory trust (“EAM” or “EAM Trust”).  The Company relied on the guidance in FASB's ASC Topics 323 and 810 in its determination not to consolidate its investment in EAM and to account for such investment under the equity method of accounting. The Company reports the amount it earns for its non-voting revenues and non-voting profits interests as a separate line item below operating income in the Consolidated Condensed Statements of Income.

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

Copyright fees are derived from providing certain Value Line trademarks and the Value Line Proprietary Ranks to third parties under written agreements for use in selecting securities for third party marketed products, including unit investment trusts, annuities and exchange traded funds ("ETFs"). The Company earns asset-based copyright fees upon delivery to the customer as specified in the individual agreements.  Revenue is recognized monthly and received either quarterly or in advance over the term of the agreement and, because it is asset-based, will fluctuate as the market value of the underlying portfolio increases or decreases in value.

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

Valuation of Securities:

The Company's securities classified as cash equivalents, equity securities and available-for-sale fixed income securities consist of shares of money market funds that invest primarily in short-term U.S. Government securities, investments in equities including ETFs and fixed income securities invested primarily in short-term U.S. Treasury bills, and to a smaller extent bank certificates of deposit that are valued in accordance with the requirements of the Fair Value Measurements Topic of the FASB's ASC 820. The securities classified as equity securities reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses are recorded in the Consolidated Condensed Statements of Income per FASB Accounting Standards Update No. 2016-01 ("ASU 2016-01"). The securities classified as available-for-sale  fixed income securities reflected in the Consolidated Condensed Balance Sheets are valued at market and unrealized gains and losses, net of applicable taxes, are reported as a separate component of shareholders' equity. Investment gains and losses on sales of the equity securities are the difference between proceeds from sales and the fair value of the equity securities at the beginning of the period or the purchase date, if later. Investment gains and losses on sales of the available-for-sale fixed income securities are the difference between proceeds from sales and the cost of the securities. Investment gains and losses on sales of all securities are recorded in earnings as of the trade date and are determined on the identified cost method.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,739	$-	$-	$4,739
Equity securities	15,370	-	-	15,370
Available-for-sale fixed income securities	45,899	250	-	46,149
	$66,008	$250	$-	$66,258

	As of April 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,240	$-	$-	$7,240
Equity securities	14,546	-	-	14,546
Available-for-sale fixed income securities	39,178	750	-	39,928
	$60,964	$750	$-	$61,714

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2024 and April 30, 2023, there were no Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of January 31, 2024, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2024 and April 30, 2023, cash equivalents included $4,739,000 and $7,240,000, respectively, for amounts invested in money market mutual funds that invest in short term U.S. government securities or savings accounts located in the United States.

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

As of January 31, 2024 and April 30, 2023, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds was a combined total $11,109,000 and $10,169,000, respectively, and the fair value was $15,370,000 and $14,546,000, respectively.

Proceeds from sales of equity securities during the nine months ended January 31, 2024 and January 31, 2023, were $1,129,000 and $1,421,000, respectively.

The carrying value and fair value of equity securities at January 31, 2024 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$11,109	$4,265	$(4)	$15,370

The carrying value and fair value of equity securities at April 30, 2023 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$10,169	$4,392	$(15)	$14,546

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2024 and January 31, 2023, were $32,113,000 and $9,907,000, respectively. As of January 31, 2024, Accumulated Other Comprehensive Income included unrealized losses of $34,000 net of deferred tax benefits of $6,000.  As of April 30, 2023, Accumulated Other Comprehensive Income included unrealized gains of $473,000, net of deferred taxes of $99,000.

The aggregate cost and fair value at January 31, 2024 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$41,126	$39	$(4)	$41,161
Due 1 year through 5 years	5,058	-	(70)	4,988
Total investment in government debt securities	$46,184	$39	$(74)	$46,149

The increase in gross unrealized losses of $508,000 on fixed income securities classified as available-for-sale net of deferred income tax benefits of $106,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of January 31, 2024.

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

The average yield on the Government debt securities classified as available-for-sale at January 31, 2024 and April 30, 2023 was 4.56% and 2.55%, respectively.

Investment Gains/(Losses):
Investment gains/(losses) were comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2024	2023	2024	2023
Dividend income	$153	$190	$431	$444
Interest income	511	194	1,387	395
Investment gains/(losses) recognized on sales of equity securities during the period	2	7	(1)	12
Unrealized gains/(losses) recognized on equity securities held at the end of the period	1,343	859	(132)	425
Total investment gains/(losses)	$2,009	$1,250	$1,685	$1,276

Taxable realized gains/(losses) on equity securities sold during fiscal years 2024 and 2023, which are generally the difference between the proceeds from sales and our original cost, were losses of $16,000 in fiscal 2024 and losses of $2,000 in fiscal 2023.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of January 31, 2024 and April 30, 2023, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $59,640,000 and $58,775,000, respectively.

The value of VLI’s investment in EAM at January 31, 2024 and April 30, 2023 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2024	2023	2024	2023
Investment management fees earned from the Value Line Funds, net of waivers shown below	$6,320	$4,809	$17,388	$14,951
12b-1 fees and other fees, net of waivers shown below	$1,632	$1,457	$4,811	$4,507
Other income	$192	$146	$295	$150
Investment management fee waivers and reimbursements	$77	$73	$239	$104
12b-1 fee waivers	$24	$26	$72	$80
Value Line’s non-voting revenues interest	$3,083	$2,512	$8,420	$7,917
EAM's net income (1)	$812	$346	$1,842	$1,198

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	January 31,	April 30,
($ in thousands)	2024	2023
	(unaudited)
EAM's total assets	$62,610	$61,389
EAM's total liabilities (1)	(5,532)	(4,357)
EAM's total equity	$57,078	$57,032

(1) At January 31, 2024 and April 30, 2023, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $3,448,000 and $2,601,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2024 (unaudited)	$62,610	$59,640	$-	$59,640
As of April 30, 2023	$61,389	$58,775	$-	$58,775

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

	Nine Months Ended January 31,
($ in thousands)	2024	2023
Cash and cash equivalents	$5,780	$11,861
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$6,085	$12,166

Income Tax Payments:

The Company made income tax payments as follows:

	Nine Months Ended January 31,
($ in thousands)	2024	2023
State and local income tax payments	$656	$732
Federal income tax payments	$4,000	$3,327

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the nine months ended January 31, 2024 and January 31, 2023, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $287,000 and $318,000 in fiscal 2024 and fiscal 2023, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2024 and January 31, 2023 the Company held fixed income securities consisting of certificates of deposits and securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2024 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$(508)	$106	$(402)
	$(508)	$106	$(402)

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2023 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$158	$(33)	$125
	$158	$(33)	$125

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2024, were $4.06 billion, 33.6% above total assets of $3.04 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2023.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2024	2023	2024	2023
Non-voting revenues interest in EAM	$3,083	$2,512	$8,420	$7,917
Non-voting profits interest in EAM	406	173	921	599
	$3,489	$2,685	$9,341	$8,516

At January 31, 2024, the Company's investment in EAM includes a receivable of $3,448,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That amount was subsequently paid to the Company.

Transactions with Parent:

During the nine months ended January 31, 2024 and January 31, 2023, the Company was reimbursed $230,000 and $232,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2024 and April 30, 2023.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $4,000,000 and $3,327,000 to the Parent during the nine months ended January 31, 2024 and January 31, 2023, respectively.

As of January 31, 2024, the Parent owned 91.59% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2024	2023	2024	2023
Current tax expense:
Federal	$1,195	$1,191	$3,657	$3,581
State and local	469	364	979	831
Current tax expense	1,664	1,555	4,636	4,412
Deferred tax expense (benefit):
Federal	288	184	(18)	85
State and local	(107)	(68)	(171)	(28)
Deferred tax expense (benefit):	181	116	(189)	57
Income tax provision	$1,845	$1,671	$4,447	$4,469

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2024 and January 31, 2023 were 23.80% and 24.15%, respectively. The lower effective tax rate during nine months ended January 31, 2024 as compared to January 31, 2023, is primarily a result of a decrease in the state and local income tax rate to 3.04% from 3.39% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2024	2023
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	70	59
Unrealized gain/(loss) on fixed income securities held for sale	(7)	99
Unrealized gain on equity securities	895	919
Right of Use Asset	(154)	(174)
Deferred charges	(133)	(136)
Other	(461)	(432)
Total federal tax liability	10,507	10,632

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,252	2,062
Deferred non-cash post-employment compensation	(78)	(72)
Depreciation and amortization	15	125
Unrealized gain/(loss) on fixed income securities held for sale	(2)	19
Unrealized gain on equity securities	189	178
Other	(61)	185
Total state and local tax liabilities	2,315	2,497
Deferred tax liability, long-term	$12,822	$13,129

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2024	2023
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.04%	3.39%
Effect of dividends received deductions	(0.24)%	(0.25)%
Other, net	-	0.01%
Effective income tax rate	23.80%	24.15%

The Company believes that, as of January 31, 2024, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	January 31,	April 30,
($ in thousands)	2024	2023

Building and leasehold improvements	$1,013	$1,013
Operating lease - right-of-use asset	4,399	5,300
Furniture and equipment	4,092	4,079
	9,504	10,392
Accumulated depreciation and amortization	(4,707)	(4,604)
Total property and equipment, net	$4,797	$5,788

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the nine months ended January 31, 2024 and January 31, 2023, were $49,000 and $36,000, respectively.

During the nine months ended January 31, 2024 and January 31, 2023, the Company did not incur and did not capitalize expenditures related to third party programmers' costs nor internal costs to develope software for internal use.

Note 11 - Treasury Stock and Repurchase Program:

During October 2022, the Company's Board of Directors approved a renewal of a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set price limit and no expiration date. There is a remainder of $1,396,000 before the authorized limit is reached.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of October 31, 2023	573,017	$15,009	$26.19	$1,396
Purchases effected in open market during the months ended:
November 30, 2023	-	-	-	1,396
December 31, 2023	-	-	-	1,396
January 31, 2024	-	-	-	1,396
Balance as of January 31, 2024	573,017	$15,009	$26.19	$1,396

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

The Company leases office space in New York, NY and a warehouse and appurtenant office space in Lyndhurst, NJ. The Company has evaluated these leases and determined that they are operating leases under the definitions of the guidance of ASU 2016-02. The lease in Lyndhurst, NJ will expire and the Company is making alternative arrangements for the functions performed at the Warehouse, subsequent to the expiration of the lease.

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset is amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of January 31, 2024, the Company had a long-term lease asset of $4,399,000 recorded in property and equipment in its Consolidated Condensed Balance Sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $375,000 and $1,125,000 in lease expenses in both fiscal years 2024 and 2023 during the three and nine months ended January 31, 2024 and January 31, 2023, respectively.

For the nine months ended January 31, 2024, the Company paid $1,221,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,221,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of January 31, 2024:

Fiscal years ended April 30,	($ in thousands)
2024 *	$413
2025	1,429
2026	1,461
2027	1,493
2028	883
Total undiscounted future minimum lease payments	5,679
Less: difference between undiscounted lease payments & the present value of future lease payments	548
Total operating lease liabilities	$5,131

* Excludes the nine months ended January 31, 2024

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of January 31, 2024
Weighted-average remaining lease term (in years)	3.8

Weighted-average discount rate	5.25%

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2024, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.  According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the nine months ended January 31, 2024, 32.7% of total publishing revenues of $28,484,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2024 and January 31, 2023, the Company had $2,268,000 and $2,427,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

Note 16 – Segment Information:

The investment periodicals and related publications (such as digital equivalents), along with supplying the embedded Proprietary information and intellectual property rights, are treated as one segment, Publishing. It is the Company’s only reportable segment, and all required segment financial information can be found directly in the consolidated financial statements. The accounting policies for our reportable segment are the same as those described in Note 1.

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
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2024; and other risks and uncertainties arising from time to time.

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

The investment periodicals and related publications (such as digital equivalents), along with supplying the embedded Proprietary information and intellectual property rights, are treated as one segment, Publishing. It is the Company’s only reportable segment, and all required segment financial information can be found directly in the consolidated financial statements.

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

Business Environment

The U.S. economy performed much better than expected during calendar 2023. Last year started with talks of the possibility of at least a mild recession during the 12-month period, with restrictive monetary policies leading to a decrease in demand for goods and services. That scenario, however, did not materialize, as U.S. consumer spending held up in 2023 despite elevated inflation and higher interest rates. The consumer sector was buoyed by savings built up during the COVID-19 pandemic, the unprecedented government spending of recent years, and growth in real wages. For the full year, GDP expanded 2.5%.

The economy also got off to a solid start this year, but the consensus expectation is that GDP growth will slow in the second and third quarters. The Federal Reserve in its March Beige Book summation of economic conditions said there are signs of some fatigue in the consumer sector, which accounts for roughly two-thirds of the nation’s economic output. Potential headwinds for the U.S. consumer include rising personal debt levels and still elevated interest rates. Elsewhere, both durable goods orders and manufacturing activity were notably weaker at the start of 2024. Clearly, there are signs of some increasing sluggishness in parts of the economy. Although a recession, which is defined as two-consecutive quarters of falling GDP, is not expected during calendar 2024, our view is that the pace of GDP growth will drop below 2% this year.

Meantime, Federal Reserve Chairman Jerome Powell and the Federal Open Market Committee (FOMC) are walking a tightrope on monetary policy. The central bank does not want to start cutting interest rates too early and see inflation reaccelerate. This was a problem for the U.S. economy in the late 1970s. However, the FOMC also must guard against staying too restrictive and risk creating stress in parts of the economy. Concerns about the negative impact of higher rates on the regional banks and the commercial real estate market persist. Our stance is that the Federal Reserve will begin loosening monetary policy in the second half of this year, but a cut as early as the June FOMC meeting can’t be ruled out if the economy were to weaken more than expected in the coming months.

In conclusion, the Federal Reserve’s restrictive monetary tightening course has clearly made a dent in inflation without disrupting the labor market. The progress has been significant enough that Fed Chairman Powell hinted in his March testimony before Congress that the central bank could begin cutting rates by midyear, perhaps even earlier, if inflation continues on its downward trajectory. In all, the current business environment has held up fairly well, with profit growth for S&P 500 companies averaging around 4% in the fourth quarter. For 2024, Wall Street anticipates low double-digit corporate earnings growth.

Results of Operations for the Three and Nine Months Ended January 31, 2024 and 2023

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2024	2023	Change	2024	2023	Change
Income from operations	$2,232	$2,984	-25.2%	$7,653	$8,713	-12.2%
Non-voting revenues and non-voting profits interests from EAM Trust	3,489	2,685	29.9%	9,341	8,516	9.7%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$5,721	$5,669	0.9%	$16,994	$17,229	-1.4%
Operating expenses	$6,899	$6,983	-1.2%	$20,831	$21,264	-2.0%
Investment gains	$2,009	$1,250	60.7%	$1,685	$1,276	32.1%
Income before income taxes	$7,730	$6,919	11.7%	$18,679	$18,505	0.9%
Net income	$5,885	$5,248	12.2%	$14,232	$14,036	1.4%
Earnings per share	$0.62	$0.55	12.7%	$1.51	$1.48	2.0%

During the nine months ended January 31, 2024, the Company’s net income of $14,232,000, or $1.51 per share, was 1.4% above net income of $14,036,000, or $1.48 per share, for the nine months ended January 31, 2023. For the nine months ended January 31, 2024, operating expenses decreased 2.0% below those during the nine months ended January 31, 2023.

During the three months ended January 31, 2024, the Company’s net income of $5,885,000, or $0.62 per share, was 12.2% above net income of $5,248,000, or $0.55 per share, for the three months ended January 31, 2023. For the three months ended January 31, 2024, operating expenses decreased 1.2% below those during the three months ended January 31, 2023.

During the nine months ended January 31, 2024, there were 9,429,575 average common shares outstanding as compared to 9,465,955 average common shares outstanding during the nine months ended January 31, 2023.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2024	2023	Change	2024	2023	Change
Investment periodicals and related publications:
Print	$2,278	$2,468	-7.7%	$6,987	$7,539	-7.3%
Digital	4,041	4,124	-2.0%	12,187	12,256	-0.6%
Total investment periodicals and related publications	6,319	6,592	-4.1%	19,174	19,795	-3.1%
Copyright fees	2,812	3,375	-16.7%	9,310	10,182	-8.6%
Total publishing revenues	$9,131	$9,967	-8.4%	$28,484	$29,977	-5.0%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2024		2023		2024		2023
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	12.7%	9.8%	11.1%	9.8%	12.4%	10.4%	10.6%	12.3%
Renewal & Conversion Sales	87.3%	90.2%	88.9%	90.2%	87.6%	89.6%	89.4%	87.7%
Total Gross Sales	100%	100%	100%	100%	100%	100%	100%	100%

During the nine months ended January 31, 2024, new sales of print publications increased while conversion and renewal sales orders decreased from the prior fiscal year. New sales of digital publications decreased while conversion and renewal sales orders increased from the prior fiscal year.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2024	2023	2023	January-24 vs. Apr-23	January-24 vs. January-23
Unearned subscription revenue (current and long-term liabilities)	$22,497	$22,973	$22,763	-2.1%	-1.2%

Unearned subscription revenue as of January 31, 2024, is 2.1% below April 30, 2023 and 1.2% below January 31, 2023. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $19,174,000 (excluding copyright fees) during the nine months ended January 31, 2024 were 3.1% below publishing revenues of $19,795,000, as compared to the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, total product line circulation at January 31, 2024, was 3.6% below total product line circulation at January 31, 2023. However, Institutional Sales department total sales orders reached a record level in the fiscal year ended April 30, 2023 and this growing, more profitable business with financial advisors and professional investors significantly offsets the long-term trend of declining individual investor circulation.

Circulation also reflected management’s decision to reduce marketing efforts temporarily while the challenging stock market environment persisted. Total print circulation at January 31, 2024 was 5.0% below the total print circulation at January 31, 2023. During the nine months ended January 31, 2024, print publication revenues of $6,987,000 decreased 7.3%, below print publication revenues of $7,539,000 during the same quarter of 2023. Total digital circulation at January 31, 2024 was 1.7% below total digital circulation at January 31, 2023 with the professional clientele offsetting the decline in individual subscribers. During the nine months ended January 31, 2024, digital revenues of $12,187,000 were down 0.6% as compared to the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

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

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended January 31, 2024, the combined Ranking System “Rank 1 & 2” stocks’ increase of 9.1% compared favorably to the Russell 2000 Index’s increase of 0.8% during the comparable period.

Copyright fees

During the nine months ended January 31, 2024, copyright fees of $9,310,000 were 8.6% below those during the corresponding period in the prior fiscal year. These fees depend on the assets under management in financial products with contractual arrangements to use the Ranks and other Value Line proprietary information.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2024, were $4.06 billion, which is $1.02 billion, or 33.6%, above total assets of $3.04 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2023.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2024	2023	Change
Equity and hybrid funds	$4,019	$2,993	34.3%
Fixed income funds	37	42	-11.9%
Total EAM managed net assets	$4,056	$3,035	33.6%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the nine months ended January 31, 2024, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $17,388,000, 12b-1 fees and other fees of 4,811,000 and other net gains of $295,000. For the same period, total investment management fee waivers were $239,000 and 12b-1 fee waivers were $72,000. During the nine months ended January 31, 2024, EAM's net income was $1,842,000 after giving effect to Value Line’s non-voting revenues interest of $8,420,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of January 31, 2024, one of the Value Line Funds has full 12b-1 fees waivers in place, and five funds have partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 99.1% and fixed income fund assets represent 0.90%, respectively, of total fund assets under management (“AUM”) as of January 31, 2024. At January 31, 2024, equity and hybrid AUM increased by 34.3% and fixed income AUM decreased by 11.9% as compared to last year at January 31, 2023.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2024	2023	Change	2024	2023	Change
Non-voting revenues interest	$3,083	$2,512	22.7%	$8,420	$7,917	6.4%
Non-voting profits interest	406	173	134.7%	921	599	53.8%
	$3,489	$2,685	29.9%	$9,341	$8,516	9.7%

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2024	2023	Change	2024	2023	Change
Advertising and promotion	$782	$703	11.2%	$2,139	$2,247	-4.8%
Salaries and employee benefits	3,719	3,758	-1.0%	11,156	11,574	-3.6%
Production and distribution	1,219	1,371	-11.1%	4,094	3,829	6.9%
Office and administration	1,179	1,151	2.4%	3,442	3,614	-4.8%
Total expenses	$6,899	$6,983	-1.2%	$20,831	$21,264	-2.0%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $20,831,000 during the nine months ended January 31, 2024, were 2.0% below those during the nine months ended January 31, 2023 as a result of cost controls in fiscal year 2023 and fiscal year 2024.

Advertising and promotion

During the nine months ended January 31, 2024, advertising and promotion expenses of $2,139,000 decreased 4.8% as compared to the prior fiscal year. During the nine months ended January 31, 2024, decreases were primarily due to decreases in renewal solicitations and sales commissions.

Salaries and employee benefits

During the nine months ended January 31, 2024, salaries and employee benefits of $11,156,000 decreased 3.6% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from reduced employee headcount in fiscal year 2024.

Production and distribution

During the nine months ended January 31, 2024, production and distribution expenses of $4,094,000 increased 6.9% above prior fiscal year primarily due to increases in production support of the Company’s website and maintenance of the Company’s publishing and application software and operating systems. Increase in third party distribution expense is associated with outsourcing and upgrading a portion of our customer fulfillment operations.

Office and administration

During the nine months ended January 31, 2024, office and administrative expenses of $3,442,000 decreased 4.8% below the prior fiscal year, primarily due to decreases in professional fees and utilities.

Concentration

During the nine months ended January 31, 2024, 32.7% of total publishing revenues of $28,484,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2024	2023	Change	2024	2023	Change
Dividend income	$153	$190	-19.5%	$431	$444	-2.9%
Interest income	511	194	163.4%	1,387	395	251.1%

Investment gains/(losses) recognized on sale of equity securities during the period	2	7	-71.4%	(1)	12	108.3%

Unrealized gains/(losses) recognized on equity securities held at the end of the period	1,343	859	56.3%	(132)	425	-131.1%
Total investment gains	$2,009	$1,250	60.7%	$1,685	$1,276	32.1%

During the nine months ended January 31, 2024, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2024, resulted in investment gains of $1,685,000. During the nine months ended January 31, 2023, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at January 31, 2023 in fiscal 2023, resulted in investment gains of $1,276,000. Proceeds from the sales of equity securities during the nine months ended January 31, 2024 and January 31, 2023 were $1,129,000 and $1,421,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2024 and January 31, 2023 were 23.80% and 24.15%, respectively. The lower effective tax rate during nine months ended January 31, 2024 as compared to January 31, 2023, is primarily a result of a decrease in the state and local income taxes from 3.39% to 3.04% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix among tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Lease Commitments

On November 30, 2016, Value Line, Inc. received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement between Value Line, Inc. and ABM Industries, Incorporated commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company provided a security deposit represented by a letter of credit in the amount of $469,000 in October 2016, which was reduced to $305,000 on October 3, 2021 and is to be fully refunded after the sublease ends. This Building became the Company’s new corporate office facility. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises. The sublease terms provide free rent for the first six months of the sublease. Sublandlord provided Value Line a work allowance of $417,000 which accompanied with the six months free rent worth $563,000 was applied against the Company’s obligation to pay rent at our NYC headquarters, delaying the actual rent payments until November 2017.

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC has leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease is $192,880 per annum payable in equal monthly installments on the first day of each month, in advance during fiscal 2017 and increasing to $237,218 in fiscal 2024, subject to customary increases based on operating costs and real estate taxes. The Company provided a security deposit in cash in the amount of $32,146, which will be fully refunded after the lease term expires. The lease is a net lease requiring the Company to pay for certain operating expenses associated with the Warehouse as well as utilities supplied to the Warehouse. The Company is making alternative arrangements for the functions performed at the Warehouse, subsequent to the expiration of the lease.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $47,658,000 as of January 31, 2024 and $42,788,000 as of April 30, 2023. These amounts include short-term unearned revenue of $15,953,000 and $16,771,000 reflected in total current liabilities at January 31, 2024 and April 30, 2023, respectively. Cash and short-term securities were $67,299,000 and $62,064,000 as of January 31, 2024 and April 30, 2023, respectively.

The Company’s cash and cash equivalents include $4,739,000 and $7,240,000 at January 31, 2024 and April 30, 2023, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $14,169,000 during the nine months ended January 31, 2024, compared to cash inflows of $13,978,000 during the nine months ended January 31, 2023. The increase in cash inflows was a result of increased interest income, the timing of receipts from accounts receivable and slowdown in the decline of unearned revenue from the same period last year.

Cash from investing activities

The Company had cash outflows from investing activities of $7,719,000 during the nine months ended January 31, 2024, compared to cash outflows from investing activities of $20,222,000 for the nine months ended January 31, 2023, respectively. The lower cash outflows for the nine months ended January 31, 2024 compared to January 31, 2023, was primarily due to increases in proceeds from maturities of fixed income securities.

Cash from financing activities

During the nine months ended January 31, 2024, the Company’s cash outflows from financing activities were $8,260,000, compared to cash outflows from financing activities of $11,598,000 for the nine months ended January 31, 2023. Quarterly dividend payments of $0.28 per share during fiscal year 2024 aggregated $7,922,000. Quarterly regular dividend payments of $0.25 per share during fiscal year 2023 aggregated $7,111,000.

At January 31, 2024 there were 9,429,575 common shares outstanding as compared to 9,465,955 common shares outstanding at January 31, 2023. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2024, retained earnings and liquid assets were $102,292,000 and $67,299,000, respectively. As of April 30, 2023, retained earnings and liquid assets were $95,979,000 and $62,064,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the nine months ended January 31, 2024. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2023.

Contractual Obligations

We are a party to lease contracts which will result in cash payments to lessors in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next five fiscal years and thereafter are (in thousands): $413 in 2024; $1,429 in 2025; $1,461 in 2026; $1,493 in 2027 and $883 in 2028 totaling $5,679.

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

Fixed income securities consist of bank certificates of deposits and securities issued by federal, state and local governments within the United States. As of January 31, 2024 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $46,184,000 and $46,149,000, respectively. As of April 30, 2023 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $39,455,000 and $39,928,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)
	(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair Value	50 bp increase	50 bp decrease	100 bp increase	100 bp decrease

As of January 31, 2024
Investments in securities with fixed maturities	$46,149	$44,904	$45,269	$44,722	$45,452

As of April 30, 2023
Investments in securities with fixed maturities	$39,928	$39,202	$39,512	$39,048	$39,667

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

As of January 31, 2024 and April 30, 2023, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), and other Exchange Traded Funds was a combined total of $11,109,000 and $10,169,000, respectively, and the fair value was $15,370,000 and $14,546,000, respectively.

Equity Securities					Hypothetical
($ in thousands)		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Percentage Increase (Decrease) in Shareholders’ Equity
As of January 31, 2024	Equity Securities and ETFs held for dividend yield	$15,370	30% increase	$19,982	4.08%
			30% decrease	$10,760	(4.08%)

Equity Securities					Hypothetical
($ in thousands)		Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Percentage Increase (Decrease) in Shareholders’ Equity
As of April 30, 2023	Equity Securities and ETFs held for dividend yield	$14,546	30% increase	$18,910	4.12%
			30% decrease	$10,182	(4.12%)

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2024 new risk factors have been added to the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2023 filed with the SEC on July 28, 2023. The new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2024.

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2023	-	-	-	$1,396,000
December 1 - 31, 2023	-	-	-	1,396,000
January 1 - 31, 2024	-	-	-	1,396,000
Total	-	-	-	$1,396,000

The Company did not repurchase common stock during the current fiscal quarter. All shares were repurchased pursuant to authorization of the Board of Directors.

On October 21, 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $1,396,000 before the authorized limit is reached.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal quarters ended July 31, 2023, October 31, 2023 and January 31, 2024.

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

Date: March 15, 2024