Form 10-K
period 2024-04-30
VALUE LINE INC
filed 2024-07-26
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2023 was $32,483,588.

There were 9,418,839 shares of the registrant’s Common Stock outstanding at June 30, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2024 Annual Meeting of Shareholders, to be held on

October 08, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

●

fluctuations in EAM’s and third party copyright assets under management due to broadly based changes in the values of equity and debt securities, sectoral variations, redemptions by investors and other factors;

●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	possible changes in future revenues or collection of receivables from significant customers;
●	dependence on key executive and specialist personnel;
●	risks associated with the outsourcing of certain functions, technical facilities, and operations, including in some instances outside the U.S.;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	the availability of free or low cost investment information through discount brokers or generally over the internet;
●	the economic and other impacts of global political and military conflicts;
●	continued availability of generally dependable energy supplies and transportation facilities in the geographic areas in which the company and certain suppliers operate;
●	terrorist attacks, cyber attacks and natural disasters;
●	insufficiency in our business continuity plans or systems in the event of anticipated or unpredictable disruption;
●

the coronavirus pandemic, which has drastically affected markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;

●	other possible epidemics;
●	changes in prices and availability of materials and other inputs and services, such as freight and postage, required by the Company;
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, herein, “Risk Factors” of this Annual Report on Form 10-K for the year ended April 30, 2024 and other risks and uncertainties arising from time to time.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2024, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2024” are to the twelve month period from May 1, 2023 to April 30, 2024;

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

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2024, owns 91.63% of the outstanding shares of the common stock of the Company.

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

Investment analysis software (The Value Line Investment Analyzer and The Value Line ETFs Service) includes data sorting and filtering tools. In addition, for institutional and professional subscribers, VLP offers current and historical financial databases (DataFile, Estimates & Projections, and Mutual Funds) via the Internet.

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

The Value Line ETFs Service

In September 2019, we introduced this service entitled The Value Line ETFs Service. This online-only, web based analysis software provides data, analysis, and screening capabilities on more than 2,700 publicly traded ETFs. Almost all of the ETFs tracked in the product are ranked by The Value Line ETF Ranking System, a proprietary estimate with the goal of predicting an ETF’s future performance relative to all other ranked ETFs. The screener includes more than 30 fields, and each ETF has its own full PDF report. All data and information can be downloaded, exported, and printed.

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

Value Line Pro Basic digital service covers the stocks included in The Value Line Investment Survey®, drawn from nearly 100 industries, and representing 90% of total U.S. daily trading volume on stocks drawn from 100 industries. There are over 200 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

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

EAM acts as the Adviser to the Value Line Funds. EULAV Securities acts as the Distributor for the Value Line Funds. State Street Bank, an unaffiliated entity, is the custodian of the assets of the Value Line Funds and provides them with fund accounting and administrative services. Shareholder services for the Value Line Funds are provided by SS&C.

The Company maintains a significant interest in the cash flows generated by EAM and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2024, were $4.17 billion, which is $1.08 billion, or 35.0%, above total assets of $3.09 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2023.

Total net assets of the Value Line Funds at April 30, 2024, were:
($ in thousands)

Value Line Asset Allocation Fund	$909,517
Value Line Capital Appreciation Fund	427,755
Value Line Mid Cap Focused Fund	1,462,284
Value Line Small Cap Opportunities Fund	587,214
Value Line Select Growth Fund	417,967
Value Line Larger Companies Focused Fund	332,473
Value Line Core Bond Fund	35,837

Total EAM managed net assets	$4,173,047

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

Wholly-owned operating subsidiaries of the Company as of April 30, 2024 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyrights.

2.	Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company's publications.

3.

Value Line Distribution Center, Inc. (“VLDC”) distributed Value Line’s print publications through April 30, 2024. Operations were outsourced to a third party in the United States effective May 1, 2024.

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

F. Investments

As of April 30, 2024 and April 30, 2023, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $63,955,000 and $54,474,000, respectively, including equity securities and available-for-sale fixed income securities on the Consolidated Balance Sheets. As of April 30, 2024 and April 30, 2023, the Company held equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities. As of April 30, 2024 and April 30, 2023, the Company held fixed income securities classified as available-for-sale, that consist of securities issued by United States federal government and bank certificates of deposit within the United States.

G. Employees

At April 30, 2024, the Company and its subsidiaries employed 122 people.

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

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2024), and principal occupations and employment during the past five years of the Company's Executive Officers. All officers are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	70	Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co. Mr. Brecher has been an officer of the Company for more than 20 years.

Stephen R. Anastasio	65	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 10 years.

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

During recent years, the Company has experienced a negative trend in retail print subscription revenue. While circulation of some print publications has increased, others have experienced a decline in circulation or in average yearly price realized. It is expected that print revenues will continue to decline long-term, while the Company emphasizes digital offerings. The Company has established the goal of maintaining competitive digital products and marketing them through traditional and digital channels to retail and institutional customers. However, the Company is not able to predict whether revenues from digital retail publications will grow more than print revenues decline.

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

As of April 30, 2024, AB&Co., Inc. beneficially owned 91.63% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company leases 24,726 square feet of office space at 551 Fifth Avenue in New York, NY. In addition to the New York office space, the Company leased a warehouse facility with 24,110 square feet in New Jersey until April 30, 2024. Value Line Distribution Center, Inc. (“VLDC”) distributed Value Line’s print publications prior to April 30, 2024. Operations were outsourced to a third party in the United States prior to April 30, 2024.

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

Base rent under the Lease was $237,218 per annum. The Company has outsourced to a U.S. facility the functions formerly performed at the Warehouse, subsequent to the expiration of the lease on April 30, 2024.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2024 was 31. As of April 30, 2024, the closing stock price was $36.20.

The reported high and low prices and the dividends declared on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Regular Dividend Declared Per Share

April 30, 2024	$49.00	$36.00	$0.30
January 31, 2024	$58.45	$39.63	$0.28
October 31, 2023	$60.27	$32.07	$0.28
July 31, 2023	$62.09	$43.10	$0.28

April 30, 2023	$53.77	$45.00	$0.28
January 31, 2023	$69.85	$42.02	$0.25
October 31, 2022	$118.40	$42.52	$0.25
July 31, 2022	$92.00	$52.55	$0.25

On July 19, 2024, the Board of Directors of Value Line declared a quarterly dividend of $0.30 per share to shareholders of record as of July 29, 2024 to be paid on August 12, 2024.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2024.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2024. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2024 through February 29, 2024	2,000	$43.11	2,000	$1,310,000
March 1, 2024 through March 31, 2024	500	40.04	500	1,290,000
April 1, 2024 through April 30, 2024	2,000	39.21	2,000	1,211,000
Total	4,500	$41.03	4,500	$1,211,000

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

During fiscal 2024, the Company repurchased an aggregate 12,057 shares of the Company's common stock for $523,000 at an average price of $43.38 per share including a repurchase of an aggregate 35,722 shares of the Company's common stock for $1,789,000 at an average price of $50.07 per share under the repurchase program authorized on October 21, 2022.

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

The Company allocates resources and assesses financial performance on a consolidated basis. It does so because significant costs are shared in common by all products, and as a result, it does not have discrete financial information available for separate business components to assess performance and make resource allocation decisions for more than one segment. Therefore, the investment periodicals and related publications (such as digital equivalents), along with supplying the embedded Proprietary information and intellectual property rights, are treated as one segment, Publishing.

Asset Management and Mutual Fund Distribution Businesses

Pursuant to the EAM Declaration of Trust, the Company maintains an interest in certain revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM or control of its business.

The business of EAM is managed by its trustees each owning 20% of the voting interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders received the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.

Business Environment

The U.S. economy has shown some signs of slowing, as the Federal Reserve likely nears the end of its most restrictive monetary policy course in four decades. The nation’s gross domestic product (GDP) expanded by an estimated 1.3% (annualized) in the first quarter. This marked a notable slowdown from the respective advances of 4.9% and 3.4% recorded during the third and fourth quarters of calendar 2023. Gains in consumer spending, residential and nonresidential investment, and government spending were partly offset by a decrease in private inventory investment and an increase in imports.

As of mid-2024, the Federal Reserve was not yet ready to reverse monetary policy course. In June, it kept the federal funds rate at a “sufficiently restrictive” 5.25% to 5.50% for the seventh-consecutive Federal Open Market Committee (FOMC) meeting. At that time, the central bank’s projection for interest-rate cuts in 2024 was lowered from three to one. In addition, four Federal Reserve voting members predicted no interest-rate cuts this year, citing the need to see more progress on the inflation front.

Meantime, the case for a “soft” economic landing remained in play, as the second half of calendar 2024 commenced. True, there were pockets of weakness in the economy, including contracting activity in the manufacturing sector and the slowing pace of both residential and nonresidential construction. However, the consumer is still spending, though not at the rate seen coming out of the COVID-19 pandemic, buoyed by a still-resilient labor market. Through the first five months of this year, the nation added an estimated 1.2 million jobs, and the unemployment rate was at 4.0%, a level suggestive of full employment. This, combined with an easing in the pace of consumer and producer (wholesale) price growth in May, suggests that the Fed is making progress on its dual mandate to promote stable pricing and maximum employment.

In conclusion, the Federal Reserve’s restrictive monetary policy course has made a notable dent in inflation, which peaked in June of 2022, without disrupting the labor market. While some more work needs to be done to bring the pace of price growth closer to the Fed’s target rate of 2%, we think a cut to the benchmark short-term interest rate is quite plausible if inflation continues on its overall downward trajectory during the second half of 2024. In all, the current business environment has held up well, with profit growth expectations for S&P 500 companies in the second half of the year being ratcheted up. For 2024, Wall Street is now predicting low double-digit corporate earnings growth, a level that may be needed justify the S&P 500’s elevated price-to-earnings multiple.

Results of Operations for Fiscal Years 2024, 2023 and 2022

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,			Change
($ in thousands, except earnings per share)	2024	2023	2022	'24 vs. '23	'23 vs. '22
Income from operations	$9,141	$11,470	$10,800	-20.3%	6.2%
Gain on forgiveness of SBA loan	-	-	2,331	n/a	n/a
Non-voting revenues and non-voting profits interests from EAM Trust	13,282	11,131	18,041	19.3%	-38.3%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust and gain on SBA loan forgiveness	22,423	22,601	31,172	-0.8%	-27.5%
Operating expenses	28,346	28,225	29,725	0.4%	-5.0%
Investment gains	2,764	1,174	(534)	135.4%	n/a
Income before income taxes	$25,187	$23,775	$30,638	5.9%	-22.4%
Net income	$19,016	$18,069	$23,822	5.2%	-24.1%
Earnings per share	$2.02	$1.91	$2.50	5.8%	-23.6%

During the three months ended April 30, 2024, the Company’s net income of $4,784,000, or $0.51 per share, was 18.6% above net income of $4,033,000, or $0.43 per share, for the three months ended April 30, 2023. During the three months ended April 30, 2024, the Company’s income from operations was $1,488,000 compared to income from operations of $2,757,000 during the three months ended April 30, 2023.

During the twelve months ended April 30, 2024, the Company’s net income of $19,016,000, or $2.02 per share, was 5.2% above net income of $18,069,000, or $1.91 per share, for the twelve months ended April 30, 2023. During the twelve months ended April 30, 2024, the Company’s income from operations was $9,141,000 compared to income from operations of $11,470,000 during the twelve months ended April 30, 2023. For the twelve months ended April 30, 2024, operating expenses increased slightly above those during the twelve months ended April 30, 2023. Due to stock market trends, copyright revenue, an element of operating income, declined this year while at the same time, revenues and profits income from EAM were up significantly.

During the twelve months ended April 30, 2024, there were 9,428,379 average common shares outstanding as compared to 9,458,605 average common shares outstanding during the twelve months ended April 30, 2023.

During the twelve months ended April 30, 2023, the Company’s net income of $18,069,000, or $1.91 per share, was 24.1% below net income of $23,822,000, or $2.50 per share, for the twelve months ended April 30, 2022. Fiscal 2022 included a gain of $2,331,000 from the tax-free forgiveness of SBA’s PPP loan to the Company. During the twelve months ended April 30, 2023, the Company’s income from operations was $11,470,000 compared to income from operations of $10,800,000 during the twelve months ended April 30, 2022. For the twelve months ended April 30, 2023, operating expenses decreased 5.0% below those during the twelve months ended April 30, 2022.

During the twelve months ended April 30, 2023, there were 9,458,605 average common shares outstanding as compared to 9,544,421 average common shares outstanding during the twelve months ended April 30, 2022.

During the three months ended April 30, 2023, the Company’s net income of $4,033,000, or $0.43 per share, was 5.9% below net income of $3,807,000, or $0.40 per share, for the three months ended April 30, 2022. During the three months ended April 30, 2023, the Company’s income from operations was $2,757,000 compared to income from operations of $2,923,000 during the three months ended April 30, 2022.

During the three months ended April 30, 2022, the Company’s net income of $3,807,000, or $0.40 per share, was 37.1% below net income of $6,051,000, or $0.64 per share, for the three months ended April 30, 2021. During the three months ended April 30, 2022, the Company’s income from operations was $2,923,000 compared to income from operations of $838,000 during the three months ended April 30, 2021 due to an increase in copyright fees and well controlled expenses in the fourth fiscal quarter of 2022.

During the twelve months ended April 30, 2022, the Company’s net income of $23,822,000, or $2.50 per share, was 2.3% above net income of $23,280,000, or $2.43 per share, for the twelve months ended April 30, 2021. During the twelve months ended April 30, 2022, the Company’s income from operations was $10,800,000 compared to income from operations of $7,535,000 during the twelve months ended April 30, 2021. For the twelve months ended April 30, 2022, operating expenses decreased 9.5% below those during the twelve months ended April 30, 2021. The largest factors in the increase in net income during the twelve months ended April 30, 2022, compared to the prior fiscal year, were a gain on forgiveness by the SBA of the Company’s PPP loan, an increase in copyright fees, an increase from revenues and profits interests in EAM Trust and well controlled expenses.

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2024	2023	2022	'24 vs. '23	'23 vs. '22
Investment periodicals and related publications:
Print	$9,286	$9,963	$11,253	-6.8%	-11.5%
Digital	16,134	16,269	15,892	-0.8%	2.4%
Total investment periodicals and related publications	25,420	26,232	27,145	-3.1%	-3.4%
Copyright fees	12,067	13,463	13,380	-10.4%	0.6%
Total operating revenues	$37,487	$39,695	$40,525	-5.6%	-2.0%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2024		2023		2022
	Print	Digital	Print	Digital	Print	Digital
New Sales	12.5%	10.4%	10.9%	11.0%	11.7%	13.0%
Renewal Sales	87.5%	89.6%	89.1%	89.0%	88.3%	87.0%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2024, new sales of print and digital publications increased as a percent of the total gross sales as a result of an increase in new sales orders while conversion and renewal sales orders decreased from the prior fiscal year.

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

	As of April 30,			Change
($ in thousands)	2024	2023	2022	'24 vs. '23	'23 vs. '22
Unearned subscription revenue (current and long-term liabilities)	$22,281	$22,973	$23,773	-3.0%	-3.4%

A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $25,420,000 (excluding copyright fees) during the twelve months ended April 30, 2024 were 3.1% below publishing revenues of $26,232,000 in the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, particularly in volatile markets, total product line circulation at April 30, 2024, was 3.2% below total product line circulation at April 30, 2023. However, Institutional Sales department total sales orders reached a record level last fiscal year ended April 30, 2023 and this higher profit margin distribution to financial advisors and professional investors significantly offsets the long-term trend of declining individual investor circulation.

Circulation also reflected management’s decision to reduce marketing efforts temporarily while the challenging stock market environment persisted. Total print circulation at April 30, 2024 was 4.6% below the total print circulation at April 30, 2023. During the twelve months ended April 30, 2024, print publication revenues of $9,286,000, decreased 6.8%, below print publication revenues of $9,963,000 during April of 2023 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at April 30, 2024 was 1.4% below total digital circulation at April 30, 2023 with the professional clientele offsetting individual subscribers. During the twelve months ended April 30, 2024, digital revenues of $16,134,000 were slight below prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

Investment periodicals and related publications revenues of $26,232,000 (excluding copyright fees) during the twelve months ended April 30, 2023 were 3.4% below publishing revenues of $27,145,000 in the prior fiscal year. The Company continued activity to attract new subscribers, primarily digital subscriptions through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, total product line circulation at April 30, 2023, was 10.4% below total product line circulation at April 30, 2022. However, during the twelve months ended April 30, 2023, Institutional Sales department total sales orders, representing our growing business with financial advisors and professional investors, reached a record of $15,236,000, 10.0% above the prior fiscal year. The retail telemarketing sales team generated total sales orders of $7,409,000 or 10.6% below the prior fiscal year.

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

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended April 30, 2024, the combined Ranking System “Rank 1 & 2” stocks’ increase of 20.0% compared to the Russell 2000 Index’s increase of 18.2% during the comparable period. During the twelve month period ended April 30, 2024, the combined Ranking System “Rank 1 & 2” stocks’ increase of 16.3% compared favorably to the Russell 2000 Index’s increase of 11.6% during the comparable period.

Copyright fees

During the twelve months ended April 30, 2024, copyright fees of $12,067,000 were 10.4% below those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2023, copyright fees of $13,463,000 were 0.6% above those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2022, copyright fees of $13,380,000 were 4.8% above those during the corresponding period in the prior fiscal year. These fees depend on the assets under management in financial products with contractual arrangements to use the Ranks and other Value Line proprietary information.

Investment management fees and services – (unconsolidated)

The Company has substantial non-voting revenues and non-voting profits interests in EAM, the investment adviser to the Value Line Mutual Funds. Accordingly, the Company does not report this operation as a separate business segment, although it maintains a significant interest in the cash flows generated by this business and will receive ongoing payments in respect of its non-voting revenues and non-voting profits interests.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2024, were $4.17 billion, which is $1.08 billion, or 35.0%, above total assets of $3.09 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2023.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2023, were $3.09 billion, which is $0.27 billion, or 8.0%, below total assets of $3.36 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2022. The decrease in net assets was primarily due to fund shareholder redemptions and closing of two variable annuity funds.

Value Line Equity Funds experienced net inflows and the associated net asset outflows (redemptions less new sales) in fiscal 2024. Value Line Fixed Income Funds experienced net outflows during fiscal year 2024.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors and/or their investment advisors. The table also illustrates the assets within the Value Line Funds broken down into equity funds, variable annuity funds (prior to fiscal 2024) and fixed income funds as of April 30, 2024, 2023 and 2022.

Asset Flows

For the Years Ended April 30,	2024	2023	2022	2024	2023
				vs.	vs.
				2023	2022
Value Line equity fund assets (excludes variable annuity)— beginning	$3,051,550,040	$3,312,889,678	$4,432,630,658	-7.9%	-25.3%
Sales/inflows	1,265,003,253	514,725,223	489,135,580	145.8%	5.2%
Dividends/Capital Gains Reinvested	133,650,073	194,068,940	350,143,149	-31.1%	-44.6%
Redemptions/outflows	(786,671,032)	(858,248,017)	(1,228,854,315)	-8.3%	-30.2%
Dividend and Capital Gain Distributions	(134,961,191)	(202,981,966)	(365,486,450)	-33.5%	-44.5%
Market value change	608,638,863	91,096,182	(364,678,944)	568.1%	-125.0%
Value Line equity fund assets (non-variable annuity)— ending	4,137,210,006	3,051,550,040	3,312,889,678	35.6%	-7.9%
Variable annuity fund assets — beginning	$0	$0	$431,605,833	N/A	N/A
Sales/inflows	0	0	4,277,236	N/A	N/A
Dividends/Capital Gains Reinvested	0	0	329,335,773	N/A	N/A
Redemptions/outflows (1)	0	0	(444,323,548)	N/A	N/A
Dividend and Capital Gain Distributions	0	0	(329,335,773)	N/A	N/A
Market value change	0	0	8,440,479	N/A	N/A
Variable annuity fund assets — ending	0	0	0	N/A	N/A
Fixed income fund assets — beginning	$41,104,251	$44,736,495	$100,536,371	-8.1%	-55.5%
Sales/inflows	149,059	196,436	2,519,668	-24.1%	-92.2%
Dividends/Capital Gains Reinvested	1,168,217	808,077	1,140,663	44.6%	-29.2%
Redemptions/outflows	(4,157,474)	(3,240,355)	(52,180,984)	28.3%	-93.8%
Dividend and Capital Gain Distributions	(1,279,170)	(877,002)	(1,219,715)	45.9%	-28.1%
Market value change	(1,147,835)	(519,400)	(6,059,508)	121.0%	-91.4%
Fixed income fund assets — ending	35,837,048	41,104,251	44,736,495	-12.8%	-8.1%
Assets under management — ending	$4,173,047,054	$3,092,654,291	$3,357,626,173	34.9%	-7.9%

(1)	Guardian Insurance redeemed from Value Line Centurion and Value Line Strategic Asset Management on April 29, 2022 and the two funds were closed and subsequently liquidated.

As of April 30, 2024, four of six Value Line equity and hybrid mutual funds held an overall four or five star rating by Morningstar, Inc.

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the twelve months ended April 30, 2024, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $24,383,000, 12b-1 fees and other fees of $6,584,000 and other net gains of $433,000. For the same period, total investment management fee waivers were $288,000 and 12b-1 fee waivers were $94,000. During the twelve months ended April 30, 2024, EAM's net income was $2,764,000 after giving effect to Value Line’s non-voting revenues interest of $11,900,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2024, one of the Value Line Funds has 12b-1 fees waivers in place, and five funds have partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 99.1% and fixed income fund assets represent 0.9%, respectively, of total fund assets under management (“AUM”) as of April 30, 2024. At April 30, 2024, equity and hybrid AUM increased by 35.6% and fixed income AUM decreased by 12.8% as compared to last year at April 30, 2023.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2024	2023	2022	'24 vs. '23	'23 vs. '22
Non-voting revenues interest	$11,900	$10,397	$15,899	14.5%	-34.6%
Non-voting profits interest	1,382	734	2,142	88.3%	-65.7%
	$13,282	$11,131	$18,041	19.3%	-38.3%

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2024	2023	2022	'24 vs. '23	'23 vs. '22
Advertising and promotion	$2,955	$3,049	$3,223	-3.1%	-5.4%
Salaries and employee benefits	14,851	15,203	17,323	-2.3%	-12.2%
Production and distribution	5,455	5,210	5,003	4.7%	4.1%
Office and administration	5,085	4,763	4,176	6.8%	14.1%
Total expenses	$28,346	$28,225	$29,725	0.4%	-5.0%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $28,346,000 during the twelve months ended April 30, 2024, were 0.4% above those during the twelve months ended April 30, 2023. Operating expenses of $7,515,000 during the three months ended April 30, 2024, were 8.0% above those during the three months ended April 30, 2023.

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

Advertising and promotion

During twelve months ended April 30, 2024, advertising and promotion expenses of $2,955,000 decreased 3.1% as compared to the prior fiscal year. During the twelve months ended April 30, 2024, decreases were primarily due to decreases in total sales commissions.

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

Salaries and employee benefits

During the twelve months ended April 30, 2024, salaries and employee benefits of $14,851,000 decreased 2.3% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from a reduced employee headcount in fiscal year 2024.

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

During the twelve months ended April 30, 2024, 2023 and 2022, the Company recorded profit sharing expenses of $411,000, $410,000 and $557,000, respectively.

Production and distribution

During the twelve months ended April 30, 2024, production and distribution expenses of $5,455,000 increased 4.7% above prior fiscal year primarily due to increases in third party software expenses associated with Advantage and an increase in paper costs. This increase was partially offset by decreases in production expenses to support the Company’s website and maintenance of the Company’s publishing application software and operating systems.

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

Office and administration

During the twelve months ended April 30, 2024, office and administrative expenses of $5,085,000 increased 6.8% above the prior fiscal year, primarily due to an increases in restructuring costs related to outsourcing the mailing & distribution operations at VLDC and professional fees in connection with intellectual property, contractual, and other matters.

During the twelve months ended April 30, 2023, office and administrative expenses of $4,763,000 increased 14.1% above the prior fiscal year, primarily due to an increases in settlement costs and professional fees in connection with intellectual property, contractual, and other matters.

During the twelve months ended April 30, 2022, office and administrative expenses of $4,176,000 decreased 13.1% below the prior fiscal year, primarily due to a reversal of selected settlement reserves and favorable settlement of a disputed fee with a contractor and decreases in outside data processing (communication, server hosting backup, antivirus software).

Concentration

During the twelve months ended April 30, 2024, 32.2% of total publishing revenues of $37,487,000 were derived from a single customer. During the twelve months ended April 30, 2023, 33.9% of total publishing revenues of $39,695,000 were derived from a single customer. During the twelve months ended April 30, 2022, 33.0% of total publishing revenues of $40,525,000 were derived from a single customer.

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

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”). Base rent under the Lease was $237,218 per annum. The Company provided a security deposit in cash in the amount of $32,146, which has been fully refunded. VLDC distributed Value Line’s print publications. The Company has outsourced to a U.S. facility the functions formerly performed at the Warehouse.

Investment gains / (losses)

	Fiscal Years Ended April 30,			Change
($ in thousands)	2024	2023	2022	'24 vs. '23	'23 vs. '22
Dividend income	$551	$595	$851	-7.4%	-30.1%
Interest income	1,934	706	18	173.9%	3822.2%
Investment (losses) recognized on sale of equity securities during the period	(1)	(81)	(1,568)	-98.8%	94.8%
Unrealized gains/(losses) recognized on equity securities held at the end of the period	288	(45)	167	-740.0%	-126.9%
Other	(8)	(1)	(2)	-700.0%	-50.0%
Total investment gains/(losses)	$2,764	$1,174	$(534)	135.4%	319.9%

During the twelve months ended April 30, 2024, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2024, resulted in investment gains of $2,764,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2024 and April 30, 2023, were $37,114,000 and $9,907,000, respectively. Proceeds from the sales of equity securities during the twelve months ended April 30, 2024 and April 30, 2023 were $1,129,000 and $4,706,000, respectively. There were no capital gain distributions from ETFs in fiscal 2024 or fiscal 2023.

During the twelve months ended April 30, 2023, the Company’s investment gains, primarily derived from dividend and interest income, investment gains recognized on sales of equity securities during the period and unrealized gains recognized on equity securities held at the end of the period in fiscal 2023, resulted in investment gains of $1,174,000. Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2023 and April 30, 2022, were $9,907,000 and $2,496,000, respectively. Proceeds from the sales of equity securities during the twelve months ended April 30, 2023 and April 30, 2022 were $4,706,000 and $12,039,000, respectively. There were no capital gain distributions from ETFs in Fiscal 2023 or 2022.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2024, April 30, 2023 and April 30, 2022 were 24.50%, 24.00% and 22.25%, respectively. The increase in the effective tax rate during for the twelve months ended April 30, 2024 as compared to April 30, 2023, is primarily a result of an increase in the state and local tax rate from 3.25% to 3.72%.The increase in the effective tax rate during for the twelve months ended April 30, 2023 as compared to April 30, 2022, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA (see note 19) in fiscal 2022 partially offset by an increase in the state and local income taxes from 3.12% to 3.25% as a result of changes in state and local income tax allocation factors. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $48,770,000 as of April 30, 2024 and $42,788,000 as of April 30, 2023. These amounts include short-term unearned revenue of $15,764,000 and $16,771,000 reflected in total current liabilities at April 30, 2024 and April 30, 2023, respectively. Cash and short-term securities were $68,345,000 and $62,064,000 as of April 30, 2024 and April 30, 2023, respectively.

The Company’s cash and cash equivalents include $4,136,000 and $7,240,000 at April 30, 2024 and April 30, 2023, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $17,932,000 during the twelve months ended April 30, 2024, compared to cash inflows from operations of $18,178,000 and $24,646,000 during the twelve months ended April 30, 2023 and 2022, respectively. The decrease in cash flows from fiscal 2023 to fiscal 2024 was a result of decreased interest income, the timing of receipts from accounts receivable and slowdown in the decline of unearned revenue. The decrease in cash flows from fiscal 2022 to fiscal 2023 is primarily attributable to lower pre-tax income and a decrease in cash receipts from EAM and the timing of receipts from copyright programs.

Cash from investing activities

The Company’s cash outflows from investing activities of $10,048,000 during the twelve months ended April 30, 2024, compared to cash outflows from investing activities of $26,116,000 and cash outflows of $3,389,000 for the twelve months ended April 30, 2023 and April 30, 2022, respectively. Cash outflows for the twelve months ended April 30, 2024 and April 30, 2023, were primarily due to the Company’s decision to invest in additional fixed income securities, primarily United States government obligations, in fiscal 2024 and 2023.

Cash from financing activities

During the twelve months ended April 30, 2024, the Company’s cash outflows from financing activities were $11,084,000 and compared to cash outflows from financing activities of $14,175,000 and $10,889,000 for the twelve months ended April 30, 2023 and 2022, respectively. Cash outflows for financing activities included $523,000, $4,704,000 and $2,484,000 for the repurchase of 12,057 shares, 75,303 shares and 53,327 shares of the Company’s common stock under the July 2021, March 2022, May 2022 & October 2022 board approved common stock repurchase programs, during fiscal years 2024, 2023 and 2022, respectively. During fiscal 2020, the Company applied for and received an SBA loan under the Paycheck Protection Program in the amount of $2,331,000. The obligation to repay the SBA loan under the Paycheck Protection Program was forgiven during fiscal 2022. Quarterly regular dividend payments of $0.28 per share during fiscal 2024 aggregated $10,561,000. Quarterly regular dividend payments of $0.25 per share during fiscal 2023 aggregated $9,471,000. Quarterly regular dividend payments of $0.22 per share during fiscal 2022 aggregated $8,405,000.

At April 30, 2024 there were 9,428,379 common shares outstanding as compared to 9,458,605 common shares outstanding at April 30, 2023. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Management believes that the Company’s cash and other liquid asset resources used in its business together with the proceeds from the SBA loan and the future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond next year. Management does not anticipate making any additional borrowings during the next twelve months. As of April 30, 2024, retained earnings and liquid assets were $104,249,000 and $68,345,000, respectively. As of April 30, 2023, retained earnings and liquid assets were $95,979,000 and $62,064,000, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Recent Accounting Pronouncements

In 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards.  The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes including interim-period accounting for enacted changes in tax laws. The Company adopted this guidance effective May 1, 2021.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of ASU 2023-07 on disclosures in our Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements.

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

Contractual Obligations

We are a party to lease contracts which will result in cash payments to lessors in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next four fiscal years (in thousands): $1,429 in 2025; $1,461 in 2026; $1,493 in 2027 and $882 in 2028 totaling $5,265.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of April 30, 2024 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $47,931,000 and $47,611,000, respectively. As of April 30, 2023 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $39,455,000 and $39,928,000, respectively.

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

Fixed Income Securities	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(in thousands)

	(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease

As of April 30, 2024
Investments in securities with fixed maturities	$47,611	$46,554	$46,935	$46,363	$47,126
As of April 30, 2023
Investments in securities with fixed maturities	$39,928	$39,202	$39,512	$39,048	$39,667

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

As of April 30, 2024 and April 30, 2023, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds was a combined total $11,663,000 and $10,169,000, respectively, and the fair value was $16,344,000 and $14,546,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage Increase
			Hypothetical	Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2024	Equity Securities and ETFs held for dividend yield	$16,344	30% increase	$21,247	4.27%
			30% decrease	$11,441	-4.27%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage Increase
			Hypothetical	Hypothetical	(Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2023	Equity Securities and ETFs held for dividend yield	$14,546	30% increase	$18,910	4.12%
			30% decrease	$10,182	-4.12%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2024, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2024. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control systems over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company administrative and finance personnel have been operating on a near-fully remote basis during the entirety of the fiscal year ended April 30, 2024 as a result of pandemic restrictions and precautions. The internal control systems have remained intact.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Director
(a) Names of Directors, Age as of June 30, 2024 and Principal Occupation	Since
Stephen R. Anastasio* (65). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 30 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (74). Retired. Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein had been employed by Value Line, Inc. for more than 25 years. She retired as an employee on July 31, 2022.	2010
Howard A. Brecher* (70). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer of the Company from prior to 2005 to the present; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. from prior to 2005 to the present.	1992

Mr. Brecher has been an officer of the Company for more than 25 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

Stephen P. Davis (72). Retired Deputy Commissioner, New York City Police Department (“NYPD”), from 2014 to 2018. Managing Member, Davis Investigative Group, LLC from 2001 to 2013, and since April, 2018. Mr. Davis served as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He has successfully managed his own business serving the financial services industry and other clients for more than 15 years.	2010
Alfred R. Fiore (68). Retired Chief of Police, Westport, CT from 2004 to 2011. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT for seven years and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (66). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2024, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2024.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2024 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	91.63%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of June 30, 2024, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Stephen R. Anastasio	600	*
Mary Bernstein	200	*
Howard A. Brecher	1,600	*
Stephen P. Davis	200	*
Alfred R. Fiore	400	*
Glenn J. Muenzer	200	*
All directors and executive officers as a group (6 persons)	3,200	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 91.63% of the outstanding shares of the Company’s common stock as of April 30, 2024, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2024 and April 30, 2023, the Company was reimbursed $364,000 and $369,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2024 or April 30, 2023. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2024 and 2023, the Company made payments to AB&Co. for federal income taxes amounting to $5,448,000 and $4,425,000, respectively.

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from the Value Line Mutual Funds and separate accounts business, and 50% of EAM’s net profits.

During the twelve months ended April 30, 2024 and April 30, 2023, the Company recorded income of $13,282,000 and $11,131,000, respectively, consisting of $11,900,000 and $10,397,000, from its non-voting revenues interest in EAM and $1,382,000 and $734,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

During the twelve months ended April 30, 2022, the Company recorded income of $18,041,000, consisting of $15,899,000, from its non-voting revenues interest in EAM and $2,142,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $3,865,000 and $2,601,000 at April 30, 2024 and April 30, 2023, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors. Transactions covered for the fiscal year ended April 30, 2024 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees billed by the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2024	2023	2022
Audit fees	$166,000	$166,000	$158,100
Audit-related fees	48,415	9,365	11,310
Tax related fees	133,225	141,885	178,685
Total	$347,640	$317,250	$348,095

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees billed by Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2024, 2023 and 2022 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

10.1.2	Clawback Policy*

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

99.1	EULAV Asset Management Audited Comparative Consolidated Financial Statements as of April 30, 2024 & April 30, 2023. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

99.2

EULAV Asset Management Audited Consolidated Financial Statements as of April 30, 2022. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons (Contained within Exhibit 99.1).*

* Filed herewith.

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

Dated: July 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer
Glenn Muenzer
Director

/s/ Stephen P. Davis
Stephen Davis
Director

/s/ Alfred R. Fiore
Alfred Fiore
Director

/s/ Mary Bernstein
Mary Bernstein
Director

Dated: July 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Value Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries (the “Company”) as of April 30, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Investment in Unconsolidated Entity

As described in note 4 to the consolidated financial statements, the Company uses the equity method of accounting to report its investment in its unconsolidated entity. As of April 30, 2024, the carrying value of the investment was $60,134,000. On an annual basis, management performs an impairment assessment to ensure that the carrying value of the investment in its unconsolidated entity is properly reflected.

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

New York, NY

July 25, 2024

Part II
Item 8.
Value Line, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	April 30,	April 30,
	2024	2023

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $4,136 and $7,240, respectively)	$4,390	$7,590
Equity securities	16,344	14,546
Available-for-sale Fixed Income securities	47,611	39,928
Accounts receivable, net of allowance for doubtful accounts of $31 and $36, respectively	1,310	2,124
Prepaid and refundable income taxes	209	425
Prepaid expenses and other current assets	1,160	1,463
Total current assets	71,024	66,076

Long term assets:
Investment in EAM Trust	60,134	58,775
Restricted money market investments	305	305
Property and equipment, net	4,440	5,788
Capitalized software and other intangible assets, net	132	132
Total long term assets	65,011	65,000

Total assets	$136,035	$131,076

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,430	$1,263
Accrued salaries	1,020	961
Dividends payable	2,827	2,642
Accrued taxes on income	7	307
Operating lease obligation-short term	1,206	1,344
Unearned revenue	15,764	16,771
Total current liabilities	22,254	23,288

Long term liabilities:
Unearned revenue	6,517	6,202
Operating lease obligation-long term	3,578	4,784
Deferred income taxes	12,893	13,129
Total long term liabilities	22,988	24,115
Total liabilities	45,242	47,403

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	104,249	95,979
Treasury stock, at cost (577,517 shares and 565,460 shares, respectively)	(15,194)	(14,671)
Accumulated other comprehensive income, net of tax	(253)	374
Total shareholders' equity	90,793	83,673

Total liabilities and shareholders' equity	$136,035	$131,076

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.
Value Line, Inc.
Consolidated Statements of Income
(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2024	2023	2022

Revenues:
Investment periodicals and related publications	$25,420	$26,232	$27,145
Copyright fees	12,067	13,463	13,380
Total publishing revenues	37,487	39,695	40,525

Expenses:
Advertising and promotion	2,955	3,049	3,223
Salaries and employee benefits	14,851	15,203	17,323
Production and distribution	5,455	5,210	5,003
Office and administration	5,085	4,763	4,176
Total expenses	28,346	28,225	29,725
Income from operations	9,141	11,470	10,800

Gain on forgiveness of SBA loan	-	-	2,331

Revenues interest in EAM Trust	11,900	10,397	15,899
Profits interest in EAM Trust	1,382	734	2,142
Investment gains/(losses)	2,764	1,174	(534)
Income before income taxes	25,187	23,775	30,638
Income tax provision	6,171	5,706	6,816
Net income	$19,016	$18,069	$23,822

Earnings per share, basic & fully diluted	$2.02	$1.91	$2.50

Weighted average number of common shares	9,428,379	9,458,605	9,544,421

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.
Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2024	2023	2022

Net income	$19,016	$18,069	$23,822

Other comprehensive income/(loss), net of tax:
Change in unrealized gains on Fixed Income securities, net of taxes	(627)	398	(27)
Other comprehensive income/(loss)	(627)	398	(27)
Comprehensive income	$18,389	$18,467	$23,795

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.
Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$19,016	$18,069	$23,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,409	1,349	1,336
Investment (gains)/losses	(287)	125	1,402
Non-voting profits interest in EAM Trust	(1,382)	(734)	(2,142)
Non-voting revenues interest in EAM Trust	(11,900)	(10,397)	(15,899)
Revenues distribution received from EAM Trust	10,900	11,284	16,608
Profits distributions received from EAM Trust	1,023	1,043	2,439
Full forgiveness of SBA, PPP loan	-	-	(2,331)
Deferred rent	(1,344)	(1,240)	(1,087)
Deferred income taxes	92	20	(89)
Changes in operating assets and liabilities:
Unearned revenue	(692)	(800)	(1,315)
Accounts payable & accrued expenses	167	(51)	(763)
Accrued salaries	59	(176)	(26)
Accrued taxes on income	(462)	185	321
Prepaid and refundable income taxes	216	163	28
Prepaid expenses and other current assets	303	(215)	34
Accounts receivable	814	(447)	2,308
Total adjustments	(1,084)	109	824
Net cash provided by operating activities	17,932	18,178	24,646

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	1,129	4,706	12,039
Purchases of equity securities	(2,639)	(1,732)	(7,508)
Proceeds from sales of Fixed Income securities	37,114	9,907	2,496
Purchases of Fixed Income securities	(45,575)	(38,857)	(10,405)
Acquisition of property and equipment	(15)	(30)	(11)
Expenditures for capitalized software	(62)	(110)	-
Net cash used in investing activities	(10,048)	(26,116)	(3,389)

Cash flows from financing activities:
Purchase of treasury stock at cost	(523)	(4,704)	(2,484)
Dividends paid	(10,561)	(9,471)	(8,405)
Net cash used in financing activities	(11,084)	(14,175)	(10,889)
Net change in cash and cash equivalents	(3,200)	(22,113)	10,368
Cash, cash equivalents and restricted cash at beginning of year	7,895	30,008	19,640
Cash, cash equivalents and restricted cash at end of year	$4,695	$7,895	$30,008

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II
Item 8.
Value Line, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Fiscal Years Ended April 30, 2024, 2023 and 2022
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

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2023	10,000,000	$1,000	$991	(565,460)	$(14,671)	$95,979	$374	$83,673

Net income						19,016		19,016
Change in unrealized gains on Fixed Income securities, net of taxes							(627)	(627)
Purchase of treasury stock				(12,057)	(523)			(523)
Dividends declared						(10,746)		(10,746)
Balance as of April 30, 2024	10,000,000	$1,000	$991	(577,517)	$(15,194)	$104,249	$(253)	$90,793

Dividends declared per share were $0.28 for each of the three months ended July 31, 2023, October 31, 2023 and January 31, 2024 and $0.30 for the three months ended April 30, 2024.

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

Recent Accounting Pronouncements:

In 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards.  The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes including interim-period accounting for enacted changes in tax laws. The Company adopted this guidance effective May 1, 2021.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of ASU 2023-07 on disclosures in our Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,136	$-	$-	$4,136
Equity securities	16,344	-	-	16,344
Available-for-sale fixed income securities	47,361	250	-	47,611
	$67,841	$250	$-	$68,091

	As of April 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,240	$-	$-	$7,240
Equity securities	14,546	-	-	14,546
Available-for-sale fixed income securities	39,178	750	-	39,928
	$60,964	$750	$-	$61,714

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2024 and April 30, 2023, there were no Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2024, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short-term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2024 and April 30, 2023, cash equivalents included $4,136,000 and $7,240,000, respectively, for amounts invested in  money market mutual funds that invest in short-term U.S. government securities.

Note 2 - Supplementary Cash Flow Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	Fiscal Years Ended April 30,
($ in thousands)	2024	2023	2022
Cash and cash equivalents	$4,390	$7,590	$29,703
Restricted cash	305	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$4,695	$7,895	$30,008

Income Tax Payments:

The Company made income tax payments as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2024	2023	2022
State and local income tax payments	$1,090	$923	$894
Federal income tax payments	$5,448	$4,425	$5,400

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2024, were $4.17 billion, which is $1.08 billion, or 35.0%, above total assets of $3.09 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2023.

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

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $3,865,000 and $2,601,000 at April 30, 2024 and April 30, 2023, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2024	2023	2022
Non-voting revenues interest in EAM	$11,900	$10,397	$15,899
Non-voting profits interest in EAM	1,382	734	2,142
	$13,282	$11,131	$18,041

Transactions with Parent:

During the fiscal years ended April 30, 2024 and April 30, 2023, the Company was reimbursed $364,000 and $369,000, respectively for payments it made on behalf of and for services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2024 or April 30, 2023.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2024, 2023, and 2022, the Company made  payments to the Parent for federal income tax amounting to $5,448,000, $4,425,000, and $5,400,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2024, the Parent owned 91.63% of the outstanding shares of common stock of the Company.

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

As of April 30, 2024 and April 30, 2023, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $11,663,000 and $10,169,000, respectively, and the fair value was $16,344,000 and $14,546,000, respectively.

The carrying value and fair value of equity securities at April 30, 2024 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$11,663	$4,685	$(4)	$16,344

The carrying value and fair value of equity securities at April 30, 2023 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$10,169	$4,392	$(15)	$14,546

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2024 and April 30, 2023, were $37,114,000 and $9,907,000, respectively. As of April 30, 2024, Accumulated Other Comprehensive Income included unrealized losses of $320,000, net of deferred tax benefits of $67,000. As of April 30, 2023, Accumulated Other Comprehensive Income included unrealized gains of $473,000, net of deferred taxes of $99,000.

The aggregate cost and fair value at April 30, 2024 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$42,843	$4	$(61)	$42,786
Due within 1 year through 5 years	5,088	-	(263)	4,825
Total investment in government debt securities	$47,931	$4	$(324)	$47,611

The increase in gross unrealized losses of $793,000 on fixed income securities classified as available-for-sale net of deferred income tax benefit of $166,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2024.

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

The average yield on the Government debt securities classified as available-for-sale at April 30, 2024 and April 30, 2023 was 4.40% and 2.55%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2024	2023	2022
Dividend income	$551	$595	$851
Interest income	1,934	706	18
Investment gains/(losses) recognized on sales of equity securities during the period	(1)	(81)	(1,568)
Unrealized gains/(losses) recognized on equity securities held at the end of the period	288	(45)	167
Other	(8)	(1)	(2)
Total investment gains/(losses)	$2,764	$1,174	$(534)

Proceeds from sales of equity securities during the twelve months ended April 30, 2024 and April 30, 2023 were $1,129,000 and $4,706,000, respectively. Taxable realized gains/(losses) on equity securities sold during fiscal years 2024 and 2023, which are generally the difference between the proceeds from sales and our original cost, were losses of $16,000 in fiscal 2024 and losses of $174,000 in fiscal 2023.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2024 and April 30, 2023, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $60,134,000 and $58,775,000, respectively.

The value of VLI’s investment in EAM at April 30, 2024 and April 30, 2023 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2024	2023	2022
Investment management fees earned from the Value Line Funds, net of waivers shown below	$24,383	$19,824	$29,598
12b-1 fees and other fees, net of waivers shown below	$6,584	$5,964	$9,310
Other income/(losses)	$433	$142	$(20)
Investment management fee waivers and reimbursements	$288	$164	$547
12b-1 fee waivers	$94	$105	$644
Value Line’s non-voting revenues interest	$11,900	$10,397	$15,899
EAM's net income (1)	$2,764	$1,468	$4,284

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2024	2023
EAM's total assets	$63,076	$61,389
EAM's total liabilities (1)	(5,881)	(4,357)
EAM's total equity	$57,195	$57,032

(1) At April 30, 2024 and 2023, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $3,865,000 and $2,601,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2024	$63,076	$60,134	$-	$60,134
As of April 30, 2023	$61,389	$58,775	$-	$58,775

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

	As of April 30,
($ in thousands)	2024	2023

Building and leasehold improvements	$652	$1,013
Operating lease - right-of-use asset	4,090	5,300
Furniture and equipment	2,274	4,079
	7,016	10,392
Accumulated depreciation and amortization	(2,576)	(4,604)
Total property and equipment, net	$4,440	$5,788

Note 7 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2024	2023	2022
Current tax expense:
Federal	$4,847	$4,702	$5,625
State and local	1,232	984	1,280
Current tax expense	6,079	5,686	6,905
Deferred tax expense (benefit):
Federal	86	23	239
State and local	6	(3)	(328)
Deferred tax expense (benefit):	92	20	(89)
Income tax provision	$6,171	$5,706	$6,816

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2024, April 30, 2023 and April 30, 2022 were 24.50%, 24.00% and 22.25%, respectively. The increase in the effective tax rate during for the twelve months ended April 30, 2024 as compared to April 30, 2023, is primarily a result of an increase in the state and local tax rate from 3.25% to 3.72%.The increase in the effective tax rate during for the twelve months ended April 30, 2023 as compared to April 30, 2022, is primarily a result of the non-taxable revenue derived from forgiveness of the PPP loan by the SBA (see note 19) in fiscal 2022 partially offset by an increase in the state and local income taxes from 3.12% to 3.25% as a result of changes in state and local income tax allocation factors. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2024	2023
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	73	59
Unrealized gain on securities held for sale	916	919
Right of Use Asset	(128)	(174)
Deferred charges	(138)	(136)
Other	(424)	(333)
Total federal tax liability	10,596	10,632

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,073	2,062
Deferred non-cash post-employment compensation	(72)	(72)
Depreciation and amortization	13	125
Unrealized gain on securities held for sale	178	178
Other	105	204
Total state and local tax liabilities	2,297	2,497
Deferred tax liability, long-term	$12,893	$13,129

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as a result of the following:

	Fiscal Years Ended April 30,
	2024	2023	2022
U.S. statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.72%	3.25%	3.12%
Nontaxable SBA loan forgiveness	-	-	(1.60%)
Effect of dividends received deductions	(0.23%)	(0.26%)	(0.29%)
Other, net	0.01%	0.01%	0.02%
Effective income tax rate	24.50%	24.00%	22.25%

The Company believes that, as of April 30, 2024, there were no material uncertain tax positions that would require disclosure under GAAP.

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

Note 8 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2024, 2023 and 2022, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $411,000, $410,000 and $557,000, respectively.

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

On February 29, 2016, the Company’s subsidiary VLDC and Seagis Property Group LP (the “Landlord”) entered into a lease agreement, pursuant to which VLDC leased 24,110 square feet of warehouse and appurtenant office space located at 205 Chubb Ave., Lyndhurst, NJ (“Warehouse”) beginning on May 1, 2016 and ending on April 30, 2024 (“Lease”).  Base rent under the Lease was $237,218 per annum. The Company provided a security deposit in cash in the amount of $32,146, which has been fully refunded. VLDC distributed Value Line’s print publications. The Company has outsourced to a U.S. facility the functions formerly performed at the Warehouse.

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

The Company leases office space in New York, NY. The Company has evaluated that lease and determined that it is an operating lease under the definitions of the guidance of ASU 2016-02.

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of April 30, 2024, the Company had a long-term lease asset of $4,090,000 recorded in property and equipment in its consolidated balance sheets.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense are presented as part of continuing operations in the consolidated statements of income. For the twelve months ended April 30, 2024, the Company recognized $1,499,000 in lease expense.

For the twelve months ended April 30, 2024, the Company paid $1,634,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,634,000 will be classified within operating activities in the consolidated statements of cash flows.

The Company’s lease does not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the consolidated balance sheet as of April 30, 2024:

Fiscal years ended April 30,	(in thousands)
2025	$1,429
2026	1,461
2027	1,493
2028	882
Total undiscounted future minimum lease payments	5,265
Less: difference between undiscounted lease payments & the present value of future lease payments	481
Total operating lease liabilities	$4,784

For the fiscal years ended April 30, 2024, 2023 and 2022, rental expenses were $1,499,000 each year.

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of April 30, 2024
Weighted-average remaining lease term (in years)	3.58

Weighted-average discount rate	5.25%

Note 10 - Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, a single customer accounted for a significant portion of the Company's sales in fiscal 2024, 2023 or 2022, and its accounts receivable as of April 30, 2024 or 2023.  During the twelve months ended April 30, 2024, 2023 and 2022, 32.2%, 33.9% and 33.0%, respectively, of total publishing revenues were derived from a single customer as explained in Note 16 - Concentration.

Note 11 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2024 and April 30, 2023 the Company held fixed income securities consisting of securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated  Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2024 are as follows:

	Fiscal Year Ended April 30, 2024
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$(793)	$166	$(627)
	$(793)	$166	$(627)

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

During the twelve months ended April 30, 2024, the Company capitalized $62,000 related to the third party programmers' costs. During the twelve months ended April 30, 2023, the Company capitalized $110,000 related to the third party programmers' costs. The Company did not incur and did not capitalize expenditures related to third party programmers' costs during the twelve months ended April 30, 2022. Total amortization expenses for the years ended April 30, 2024, 2023 and 2022 were $62,000, $49,000 and $73,000, respectively.

Note 13 - Treasury Stock and Repurchase Program:

On October 21, 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $1,211,000 before the authorized limit is reached.

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining under the Program
Balance as of April 30, 2019	336,439	$4,743	$14.10	$1,438
Purchases effected in open market	46,840	$1,214	$25.91	$-
Balance as of April 30, 2020	383,279	$5,957	$15.54	$2,000
Purchases effected in open market (1)	53,551	$1,526	$28.50	$-
Balance as of April 30, 2021	436,830	$7,483	$17.13	$474
Purchases effected in open market (2)	53,327	$2,484	$46.58	$-
Balance as of April 30, 2022	490,157	$9,967	$20.33	$1,241
Purchases effected in open market (3)	75,303	$4,704	$62.47	$-
Balance as of April 30, 2023	565,460	14,671	$25.95	$1,266
Purchases effected in open market (3)	12,057	$523	$43.38	$-
Balance as of April 30, 2024	577,517	15,194	$26.31	$1,211

(1)  Were acquired during the $2 million repurchase program authorized in April 2020.

(2)  Were acquired during the $2 million repurchase program authorized in July 2021 and the $2 million repurchase program authorized in March 2022.

(3)  Were acquired during the $3 million repurchase program authorized in May 2022 and the $3 million repurchase program authorized in October 2022.

Note 14 - Copyright Fees:

During the twelve months ended April 30, 2024, copyright fees of $12,067,000 were 10.4% below fiscal 2023. During the twelve months ended April 30, 2023, copyright fees of $13,463,000 were 0.6% above fiscal 2022. During the twelve months ended April 30, 2022, copyright fees of $13,380,000 were 4.8% above fiscal 2021. As of April 30, 2024, total third party sponsored assets were $9.64 billion, as compared to $12.39 billion in assets at April 30, 2023.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at April 30, 2024, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 16 - Concentration:

During the twelve months ended April 30, 2024, 32.2% of total publishing revenues of $37,487,000 were derived from a single customer.  During the twelve months ended April 30, 2023, 33.9% of total publishing revenues of $39,695,000 were derived from a single customer. During the twelve months ended April 30, 2022, 33.0% of total publishing revenues of $40,525,000 were derived from a single customer.

Note 17 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At April 30, 2024 and 2023, the Company had $1,419,000 and $1,569,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

The Company maintains a deposit account of $305,000 at Flagstar Bank as security for a letter of credit in a similar amount (See Note 15). Signature Bank, previous depository where the $305,000 restricted cash was held, was closed on March 12, 2023 by its state chartering authority and merged with Flagstar Bank. In a joint statement of the U.S. Treasury department, the Federal Reserve, and the Federal Deposit Insurance Corporation, these federal entities confirmed that all depositors of this institution were made whole.

Note 18 - Business Segments:

The Company allocates resources and assesses financial performance on a consolidated basis. It does so because significant costs are shared in common by all products, and as a result, it does not have discrete financial information available for separate business components to assess performance and make resource allocation decisions for more than one segment. Therefore, the investment periodicals and related publications (such as digital equivalents), along with supplying the embedded Proprietary information and intellectual property rights, are treated as one segment, Publishing.

All required segment financial information can be found directly in the consolidated financial statements. The accounting policies for our reportable segment are the same as those described in Note 1.

Value Line’s customers are almost exclusively located within the United States. It receives approximately 2% of its revenues from external customers located outside of the United States.

As described in Note 1 - Organization and Summary of Significant Accounting Policies, the Company deconsolidated its investment management business in December 2010 and therefore no longer reports the investment management operation as a separate business unit. Although VLI continues to receive significant cash flows from these operations through its non-controlling investment in EAM, it no longer considers this to be a reportable business segment because it does not satisfy one of the required characteristics of an operating segment pursuant to ASC 280-10-50-1. Specifically, VLI’s Chief Executive Officer does not regularly review EAM’s operating results to make decisions about resources to be allocated to EAM.

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