Form 10-Q
period 2024-07-31
VALUE LINE INC
filed 2024-09-13
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2024
Common stock, $0.10 par value per share	9,418,074 shares

VALUE LINE, INC.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Balance Sheets
(in thousands, except share amounts)

	July 31,	April 30,
	2024	2024
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $15,248 and $4,136, respectively)	$15,628	$4,390
Equity securities	21,724	16,344
Available-for-sale Fixed Income securities	33,928	47,611
Accounts receivable, net of allowance for credit losses of $31 and $31, respectively	1,229	1,310
Prepaid and refundable income taxes	-	209
Prepaid expenses and other current assets	1,090	1,160
Total current assets	73,599	71,024

Long term assets:
Investment in EAM Trust	60,371	60,134
Restricted money market investments	305	305
Property and equipment, net	4,164	4,440
Capitalized software and other intangible assets, net	118	132
Total long term assets	64,958	65,011

Total assets	$138,557	$136,035

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$867	$1,430
Accrued salaries	895	1,020
Dividends payable	2,825	2,827
Accrued taxes on income	1,410	7
Operating lease obligation-short term	1,230	1,206
Unearned revenue	15,991	15,764
Total current liabilities	23,218	22,254

Long term liabilities:
Unearned revenue	5,085	6,517
Operating lease obligation-long term	3,262	3,578
Deferred income taxes	13,139	12,893
Total long term liabilities	21,486	22,988
Total liabilities	44,704	45,242

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	107,311	104,249
Treasury stock, at cost (581,926 shares and 577,517 shares, respectively)	(15,373)	(15,194)
Accumulated other comprehensive income, net of tax	(76)	(253)
Total shareholders' equity	93,853	90,793

Total liabilities and shareholders' equity	$138,557	$136,035

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

 Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Income
(in thousands, except share & per share amounts)
(unaudited)

	For the Three Months Ended
	July 31,
	2024	2023

Revenues:
Investment periodicals and related publications	$6,287	$6,457
Copyright fees	2,597	3,286
Total publishing revenues	8,884	9,743

Expenses:
Advertising and promotion	860	772
Salaries and employee benefits	3,543	3,740
Production and distribution	1,489	1,395
Office and administration	1,145	1,089
Total expenses	7,037	6,996
Income from operations	1,847	2,747

Revenues and profits interests in EAM Trust	4,241	2,857
Investment gains/(losses)	1,709	755
Income before income taxes	7,797	6,359
Income tax provision	1,910	1,500
Net income	$5,887	$4,859

Earnings per share, basic & fully diluted	$0.62	$0.52

Weighted average number of common shares	9,419,938	9,432,573

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2024	2023

Net income	$5,887	$4,859

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on
Fixed Income securities, net of tax	177	(212)
Other comprehensive income/(loss)	177	(212)
Comprehensive income	$6,064	$4,647

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended
	July 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,887	$4,859

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	348
Investment (gains)/losses	(950)	(221)
Non-voting revenues interest in EAM Trust	(3,680)	(2,616)
Non-voting profits interest in EAM Trust	(561)	(241)
Distributions received from EAM Trust	4,004	2,674
Deferred income taxes	315	40
Deferred rent	(292)	(326)
Other	-	(352)
Changes in operating assets and liabilities:
Unearned revenue	(1,205)	(1,347)
Accounts payable & accrued expenses	(563)	(201)
Accrued salaries	(125)	25
Accrued taxes on income	1,287	1,289
Prepaid and refundable income taxes	209	322
Prepaid expenses and other current assets	70	186
Accounts receivable	81	619
Total adjustments	(1,116)	199
Net cash provided by operating activities	4,771	5,058

Cash flows from investing activities:
Purchases of equity securities	(4,520)	(513)
Purchases of fixed income securities classified as available-for-sale	(2,450)	(16,020)
Proceeds from sales of equity securities	90	516
Proceeds from sales of fixed income securities classified as available-for-sale	16,357	15,750
Acquisition of property and equipment	(4)	-
Net cash provided by/(used in) investing activities	9,473	(267)

Cash flows from financing activities:
Purchase of treasury stock at cost	(179)	(188)
Dividends paid	(2,827)	(2,642)
Net cash used in financing activities	(3,006)	(2,830)
Net change in cash and cash equivalents	11,238	1,961
Cash, cash equivalents and restricted cash at beginning of period	4,695	7,895
Cash, cash equivalents and restricted cash at end of period	$15,933	$9,856

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

Value Line, Inc.
Consolidated Condensed Statement of Changes in Shareholders' Equity
For the Three Months Ended July 31, 2024
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2024	10,000,000	$1,000	$991	(577,517)	$(15,194)	$104,249	$(253)	$90,793

Net income						5,887		5,887
Change in unrealized gains on Fixed Income securities, net of taxes							177	177
Purchase of treasury stock				(4,409)	(179)			(179)
Dividends declared						(2,825)		(2,825)
Balance at July 31, 2024	10,000,000	$1,000	$991	(581,926)	$(15,373)	$107,311	$(76)	$93,853

Dividends declared per common share were $0.30 for the three months ending July 31, 2024.

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
July 31, 2024
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

The Consolidated Condensed Balance Sheets as of July 31, 2024 and April 30, 2024, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation.  This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on July 26, 2024 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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
Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$15,248	$-	$-	$15,248
Equity securities	21,724	-	-	21,724
Available-for-sale fixed income securities	33,928	-	-	33,928
	$70,900	$-	$-	$70,900

	As of April 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,136	$-	$-	$4,136
Equity securities	16,344	-	-	16,344
Available-for-sale fixed income securities	47,361	250	-	47,611
	$67,841	$250	$-	$68,091

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2024 and April 30, 2024, there were no Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of July 31, 2024, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2024 and April 30, 2024, cash equivalents included $15,248,000 and $4,136,000, respectively, for amounts invested in  money market mutual funds that invest in short-term U.S. government securities.

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

As of July 31, 2024 and April 30, 2024, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), Vanguard Growth ETF (VUG), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds was a combined total $16,093,000 and $11,663,000, respectively, and the fair value was $21,724,000 and $16,344,000, respectively.

Proceeds from sales of equity securities during the three months ended July 31, 2024 and July 31, 2023, were $90,000 and $516,000, respectively.
The carrying value and fair value of equity securities at July 31, 2024 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$16,093	$5,801	$(170)	$21,724

The carrying value and fair value of equity securities at April 30, 2024 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$11,663	$4,685	$(4)	$16,344

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of bank certificates of deposits and securities issued by the United States federal government.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2024 and July 31, 2023, were $16,357,000 and $15,750,000, respectively. As of July 31, 2024, Accumulated Other Comprehensive Income included unrealized losses of $96,000 net of deferred tax benefits of $20,000.  As of April 30, 2024, Accumulated Other Comprehensive Income included unrealized losses of $320,000, net of deferred tax benefits of $67,000.

The aggregate cost and fair value at July 31, 2024 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$28,992	$9	$(20)	$28,981
Due 1 year through 5 years	5,032	-	(85)	4,947
Total investment in government debt securities	$34,024	$9	$(105)	$33,928

The decrease in gross unrealized losses of $224,000 on fixed income securities classified as available-for-sale net of deferred income tax benefits of $47,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of July 31, 2024.

The aggregate cost and fair value at April 30, 2024 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$42,843	$4	$(61)	$42,786
Due within 1 year through 5 years	5,088	$-	(263)	4,825
Total investment in government debt securities	$47,931	$4	$(324)	$47,611

The increase in gross unrealized losses of $793,000 on fixed income securities classified as available-for-sale net of deferred income tax benefit of $166,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2024.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2024 and April 30, 2024 was 4.3% and 4.4%, respectively.

Investment Gains/(Losses):
Investment gains/(losses) were comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2024	2023
Dividend income	$147	$145
Interest income	545	389
Investment gains/(losses) recognized on sales of equity securities during the period	-	11
Unrealized gains/(losses) recognized on equity securities held at the end of the period	950	210
Other	67	-
Total investment gains/(losses)	$1,709	$755

Taxable realized gains/(losses) on equity securities sold during fiscal years 2025 and 2024, which are generally the difference between the proceeds from sales and our original cost, were none in fiscal 2025 and losses of $4,000 in fiscal 2024.

Investment in Unconsolidated Entities:
Equity Method Investment:

As of July 31, 2024 and April 30, 2024, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $60,371,000 and $60,134,000, respectively.

The value of VLI’s investment in EAM at July 31, 2024 and April 30, 2024 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements. EAM did not record any impairment losses for its assets during the fiscal years 2025 or 2024.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2024	2023
Investment management fees earned from the Value Line Funds, net of waivers shown below	$7,376	$5,428
12b-1 fees and other fees, net of waivers	$1,942	$1,579
Other income	$156	$117
Investment management fee waivers and reimbursements	$47	$48
12b-1 fee waivers	$23	$25
Value Line’s non-voting revenues interest	$3,680	$2,616
EAM's net income (1)	$1,122	$482

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2024	2024
	(unaudited)
EAM's total assets	$63,126	$63,076
EAM's total liabilities (1)	(6,182)	(5,881)
EAM's total equity	$56,944	$57,195

(1) At July 31, 2024 and April 30, 2024, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $4,215,000 and $3,865,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2024 (unaudited)	$63,126	$60,371	$-	$60,371
As of April 30, 2024	$63,076	$60,134	$-	$60,134

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

	Three Months Ended July 31,
($ in thousands)	2024	2023
Cash and cash equivalents	$15,628	$9,551
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$15,933	$9,856

Income Tax Payments:
The Company made income tax payments as follows:

	Three Months Ended July 31,
($ in thousands)	2024	2023
State and local income tax payments	$91	$164
Federal income tax payments	$-	$-

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan").  In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the three months ended July 31, 2024 and July 31, 2023, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $96,000 and $96,000 in fiscal 2025 and fiscal 2024, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2024 and July 31, 2023 the Company held fixed income securities consisting of bank certificates of deposits and securities issued by the United States federal government that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2024 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$224	$(47)	$177
	$224	$(47)	$177

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2023 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$(270)	$58	$(212)
	$(270)	$58	$(212)

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2024, were $4.60 billion, 32.6% above total assets of $3.47 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2023.

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

	Three Months Ended July 31,
($ in thousands)	2024	2023
Non-voting revenues interest in EAM	$3,680	$2,616
Non-voting profits interest in EAM	561	241
	$4,241	$2,857

At July 31, 2024, the Company's investment in EAM includes a receivable of $4,215,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That amount was subsequently paid to the Company.

Transactions with Parent:

During the three months ended July 31, 2024 and July 31, 2023, the Company was reimbursed $60,000 and $63,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2024 and April 30, 2024.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made no federal tax payments to the Parent during the three months ended July 31, 2024 and July 31, 2023.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of July 31, 2024, the Parent owned 91.67% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2024	2023
Current tax expense:
Federal	$1,283	$1,209
State and local	312	251
Current tax expense	1,595	1,460
Deferred tax expense (benefit):
Federal	304	40
State and local	11	-
Deferred tax expense (benefit):	315	40
Income tax provision	$1,910	$1,500

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2024 and July 31, 2023 were 24.50% and 23.87%, respectively. The higher effective tax rate during three months ended July 31, 2024 as compared to July 31, 2023, is primarily a result of a increase in the state and local income tax rate to 3.69% from 3.10% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2024	2024
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	67	73
Unrealized gain/(loss) on securities held for sale	1,162	916
Right of Use Asset	(138)	(128)
Deferred charges	(54)	(138)
Other	(578)	(424)
Total federal tax liability	10,756	10,596

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,385	2,073
Deferred non-cash post-employment compensation	(83)	(72)
Depreciation and amortization	15	13
Unrealized gain/(loss) on securities held for sale	259	178
Other	(193)	105
Total state and local tax liabilities	2,383	2,297
Deferred tax liability, long-term	$13,139	$12,893

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2024	2023
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	3.69%	3.10%
Effect of dividends received deductions	(0.19)%	(0.24)%
Other, net	-	0.01%
Effective income tax rate	24.50%	23.87%

The Company believes that, as of July 31, 2024, there were no material uncertain tax positions that would require disclosure under GAAP.

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

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2021 through 2023, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities.

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

	July 31,	April 30,
($ in thousands)	2024	2024

Building and leasehold improvements	$652	$652
Operating lease - right-of-use asset	3,833	4,090
Furniture and equipment	2,278	2,274
	6,763	7,016
Accumulated depreciation and amortization	(2,599)	(2,576)
Total property and equipment, net	$4,164	$4,440

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years.  Total amortization expenses during the three months ended July 31, 2024 and July 31, 2023, were $14,000 and $21,000, respectively.

During the three months ended July 31, 2024 and July 31, 2023, the Company did not incur and did not capitalize expenditures related to third party programmers' costs nor internal costs to develop software for internal use.

Note 11 - Treasury Stock and Repurchase Program:

During October 2022, the Company's Board of Directors approved a renewal of a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set price limit and no expiration date. There is a remainder of $1,033,000 before the authorized limit is reached.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2024	577,517	$15,194	$26.31	$1,211
Purchases effected in open market during the months ended:
May 31, 2024	1,644	$67	40.15	1,145
June 30, 2024	2,000	$80	40.00	1,065
July 31, 2024	765	$32	41.83	1,033
Balance as of July 31, 2024	581,926	$15,373	$26.42	$1,033

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of July 31, 2024, the Company had a long-term lease asset of $3,833,000, solely related to our NYC headquarters, located at 551 Fifth Avenue, New York, NY, recorded in property and equipment in its consolidated balance sheets. The VLDC lease at 205 Chubb Ave., Lyndhurst, NJ ended on April 30, 2024.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $319,000 and $375,000 in lease expenses in both fiscal years 2025 and 2024 during the three months ended July 31, 2024 and July 31, 2023, respectively.

For the three months ended July 31, 2024, the Company paid $354,000 in rent relating to the leases. As a payment arising from an operating lease, the $354,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases generally do not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of July 31, 2024:

Fiscal years ended April 30,	($ in thousands)
2025*	$1,075
2026	1,461
2027	1,493
2028	882
Total undiscounted future minimum lease payments	4,911
Less: difference between undiscounted lease payments & the present value of future lease payments	419
Total operating lease liabilities	$4,492

* Excludes the three months ended July 31, 2024

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of July 31, 2024
Weighted-average remaining lease term (in years)	3.33

Weighted-average discount rate	5.25%

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2024, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the three months ended July 31, 2024, 29.2% of total publishing revenues of $6,287,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2024 and July 31, 2023, the Company had $3,918,000 and $2,620,000, respectively, in excess of the FDIC insured limit.  Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

The Company maintains a deposit account of $305,000 at Flagstar Bank as security for a letter of credit in a similar amount (See Note 13).

Note 16 - Business Segments:

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

Value Line’s customers are almost entirely located within the United States. It receives approximately 2% of its revenues from external customers located outside of the United States.

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

●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	possible changes in future revenues or collection of receivables from significant customers;
●	dependence on key executive and specialist personnel;
●	risks associated with the outsourcing of certain functions, technical facilities, and operations, including in some instances outside the U.S.;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	federal and/or state legislative changes that might affect Value Line’s business;
●	the availability of free or low cost investment information through discount brokers or generally over the internet;
●	the economic and other impacts of global political and military conflicts;
●	continued availability of generally dependable energy supplies and transportation facilities in the geographic areas in which the company and certain suppliers operate;
●	terrorist attacks, cyber attacks and natural disasters;
●	insufficiency in our business continuity plans or systems in the event of anticipated or unpredictable disruption;
●	widespread illnesses which may drastically affect markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;
●	changes in prices and availability of materials and other inputs and services, such as freight and postage, required by the Company;

●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2024 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2024; and other risks and uncertainties arising from time to time.

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

Business Environment

The U.S. economy, after showing signs of slowing down during the first three months of calendar 2024, reaccelerated in the second quarter. The nation’s gross domestic product expanded by an estimated 3.0% in the June quarter, more than double the 1.4% gain recorded in the March period. The advance was fueled by a 2.9% increase in personal consumption expenditures, which was nearly twice the pace logged in the initial quarter. The consumer sector, which accounts for two-thirds of the nation’s output, has proven resilient amid higher inflation and elevated lending rates the last few years. But these gains may have come at a price, as consumer credit card debt rose to a record $1.14 trillion in the second stanza and loan delinquencies are on the rise.

The economic advance comes as the Federal Reserve appears poised to start winding down its most restrictive monetary policy course in four decades in an effort to rein in inflation. The Fed looks close to achieving its goal, as the pace of both consumer and producer (wholesale) price growth eased further over the summer months and moved closer to the central bank’s target growth rate of 2%. This has likely given the lead bank the confidence to begin reducing the federal funds rate after holding it steady, in a range of 5.25% to 5.50%, for eight-consecutive Federal Open Market Committee (FOMC) meetings through July of this year.

The central bank also is keeping a close eye on the labor market, which is the other part of its dual mandate. Initial weekly unemployment claims in July and August were running at a level indicative of a tight labor market, but other metrics suggest that overall labor conditions are softening. These included a series of sharp downward revision to earlier job creation totals, a steady upward move in the nation’s unemployment rate ( from 3.7% in January to 4.3% at the end of July), and the Labor Department’s report stating that monthly payroll figures overstated job growth by roughly 818,000 in the 12 months that ended in March, 2024. Our sense is that the state of the job market going forward will play a big role in deciding just how aggressively the Federal Reserve will reduce the benchmark short-term interest rate over the remaining months of calendar 2024.

In conclusion, the Federal Reserve appears to be inching closer to achieving its goal of taming inflation, which jumped to a 40-year high in June, 2022, without leading to a sharp deterioration in the U.S. labor market and pushing the economy into recession. This has provided a supportive backdrop for Corporate America and the U.S. stock market. In all, the business environment has held up well, with profit growth for S&P 500 companies averaging nearly 11% in the second quarter. This represented the highest year-over-year earnings growth for S&P 500 companies since the final quarter of 2021, and was likely needed to justify the Index’s high price-to-earnings multiple, which at the end of the second calendar quarter was above both its five- and 10-year averages.

Results of Operations for the Three Months Ended July 31, 2024 and 2023

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,
($ in thousands, except earnings per share)	2024	2023	Change
Income from operations	$1,847	$2,747	-32.8%
Non-voting revenues and non-voting profits interests from EAM Trust	4,241	2,857	48.4%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$6,088	$5,604	8.6%

Operating expenses	$7,037	$6,996	0.6%
Investment gains / (losses)	$1,709	$755	126.4%
Income before income taxes	$7,797	$6,359	22.6%
Net income	$5,887	$4,859	21.2%
Earnings per share	$0.62	$0.52	19.2%

During the three months ended July 31, 2024, the Company’s net income of $5,887,000, or $0.62 per share, was 21.2% above net income of $4,859,000, or $0.52 per share, for the three months ended July 31, 2023. For the three months ended July 31, 2024, operating expenses increased slightly above those during the three months ended July 31, 2023.

During the three months ended July 31, 2024, there were 9,419,938 average common shares outstanding as compared to 9,432,573 average common shares outstanding during the three months ended July 31, 2023.

Total operating revenues

	Three Months Ended July 31,
($ in thousands)	2024	2023	Change
Investment periodicals and related publications:
Print	$2,233	$2,382	-6.3%
Digital	4,054	4,075	-0.5%
Total investment periodicals and related publications	6,287	6,457	-2.6%
Copyright fees	2,597	3,286	-21.0%
Total publishing revenues	$8,884	$9,743	-8.8%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended July 31,
	2024		2023
	Print	Digital	Print	Digital
New Sales	18.2%	9.2%	14.5%	13.5%
Renewal Sales	81.8%	90.8%	85.5%	86.5%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2024, new sales of print publications increased as a percent of the total gross sales as a result of an increase in new sales orders while conversion and renewal sales orders decreased from the prior fiscal year.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2024	2024	2023	July-24 vs. Apr-24	July-24 vs. July-23
Unearned subscription revenue (current and long-term liabilities)	$21,076	$22,281	$21,626	-5.4%	-2.5%

Unearned subscription revenue as of July 31, 2024 is 5.4% below April 30, 2024 and 2.5% below last fiscal year. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $6,287,000 (excluding copyright fees) during the three months ended July 31, 2024 were 2.6% below publications revenues of $6,457,000 in the prior fiscal year. The Company continued actions to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, particularly in volatile markets, total product line circulation at July 31, 2024, was 2.6% below total product line circulation at July 31, 2023.

Circulation also reflected management’s decision to reduce marketing efforts temporarily while the challenging stock market environment persisted during the fiscal year ended April 30, 2024. Total print circulation at July 31, 2024 was 2.2% below the total print circulation at July 31, 2023. During the three months ended July 31, 2024, print publication revenues of $2,233,000 decreased 6.3%, below print publication revenues of $2,382,000 during the corresponding period of 2024 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at July 31, 2024 was 3.1% below total digital circulation at July 31, 2023. During the three months ended July 31, 2024, digital revenues of $4,054,000 were slightly lower when compared to the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

Value Line serves primarily individual and professional investors in stocks, and other securities, who pay mostly on annual or multi-year subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended July 31, 2024, the combined Ranking System “Rank 1 & 2” stocks’ increase of 18.4% compared favorably to the Russell 2000 Index’s increase of 12.5% during the comparable period.

Copyright fees

During the three months ended July 31, 2024, copyright fees of $2,597,000 were 21.0% below those during the corresponding period in the prior fiscal year. These fees depend on the assets under management in financial products with contractual arrangements to use the Ranks and other Value Line proprietary information.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2024, were $4.60 billion, which is $1.13 billion, or 32.6%, above total assets of $3.47 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2023.

Value Line Mutual Funds

	As of July 31,
($ in millions)	2024	2023	Change
Equity and hybrid funds	$4,566	$3,432	33.0%
Fixed income funds	37	39	-5.1%
Total EAM managed net assets	$4,603	$3,471	32.6%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the three months ended July 31, 2024, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $7,376,000, 12b-1 fees and other fees of $1,942,000 and other net gains of $156,000. For the same period, total investment management fee waivers were $47,000 and 12b-1 fee waivers were $23,000. During the three months ended July 31, 2024, EAM's net income was $1,122,000 after giving effect to Value Line’s non-voting revenues interest of $3,680,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of July 31, 2024, one of the Value Line Funds has 12b-1 fees waivers in place, and five funds have partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 99.2% and fixed income fund assets represent 0.8%, respectively, of total fund assets under management (“AUM”) as of July 31, 2024. At July 31, 2024, equity and hybrid AUM increased by 33.0% and fixed income AUM decreased by 5.1% as compared to last year at July 31, 2023.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2024	2023	Change
Non-voting revenues interest	$3,680	$2,616	40.7%
Non-voting profits interest	561	241	132.8%
	$4,241	$2,857	48.4%

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2024	2023	Change
Advertising and promotion	$860	$772	11.4%
Salaries and employee benefits	3,543	3,740	-5.3%
Production and distribution	1,489	1,395	6.7%
Office and administration	1,145	1,089	5.1%
Total expenses	$7,037	$6,996	0.6%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $7,037,000 during the three months ended July 31, 2024, were slightly above those during the three months ended July 31, 2023.

Advertising and promotion

During the three months ended July 31, 2024, advertising and promotion expenses of $860,000 increased 11.4% as compared to the prior fiscal year. During the three months ended July 31, 2024, increases were primarily due to increases in third-party telemarketing & sales consulting.

Salaries and employee benefits

During the three months ended July 31, 2024, salaries and employee benefits of $3,543,000 decreased 5.3% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from reduced employee headcount during fiscal years 2024 and 2025.

Production and distribution

During the three months ended July 31, 2024, production and distribution expenses of $1,489,000 increased 6.7% above prior fiscal year primarily due to increases in third-party distribution and mailing expenses that resulted from outsourcing our internal distribution operations during the latter part of fiscal year 2024 and additional costs in third-party fulfillment software expenses. This increase was partially offset by decreases in production expenses to support the Company’s website and maintenance of the Company’s publishing application software and operating systems.

Office and administration

During the three months ended July 31, 2024, office and administrative expenses of $1,145,000 increased 5.1% above the prior fiscal year, due to an increases that resulted from a software upgrade project to replace outdated software and costs of outsourced product billing functions that were previously handled internally by employees.

Concentration

During the three months ended July 31, 2024, 29.2% of total publishing revenues of $6,287,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended July 31,
($ in thousands)	2024	2023	Change
Dividend income	$147	$145	1.4%
Interest income	545	389	40.1%
Investment gains / (losses) recognized on sale of equity securities during the period	-	11	-
Unrealized gains / (losses) recognized on equity securities held at the end of the period	950	210	352.4%
Other	67	-	-
Total investment gains / (losses)	$1,709	$755	126.4%

During the three months ended July 31, 2024, the Company’s total investment gains of $1,709,000 increased 126.4% above prior fiscal year, primarily derived from unrealized gains on equity securities and increases in the interest income. Proceeds from the sales of equity securities during the three months ended July 31, 2024 and July 31, 2023 were $90,000 and $516,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2024 and July 31, 2023 were 24.50% and 23.87%, respectively. The higher effective tax rate during three months ended July 31, 2024 as compared to July 31, 2023, is primarily a result of an increase in the state and local income taxes from 3.10% to 3.69% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix among tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $50,381,000 as of July 31, 2024 and $48,770,000 as of April 30, 2024. These amounts include short-term unearned revenue of $15,991,000 and $15,764,000 reflected in total current liabilities at July 31, 2024 and April 30, 2024, respectively. Cash and short-term securities were $71,280,000 and $68,345,000 as of July 31, 2024 and April 30, 2024, respectively.

The Company’s cash and cash equivalents include $15,248,000 and $4,136,000 at July 31, 2024 and April 30, 2024, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $4,771,000 during the three months ended July 31, 2024, compared to cash inflows of $5,058,000 during the three months ended July 31, 2023. The change in cash inflows was a result of an increase in unrealized gains on equity securities and a decrease in accounts receivable from customers, offset by a smaller decline of unearned revenue from the same period last year.

Cash from investing activities

The Company had cash inflows from investing activities of $9,473,000 during the three months ended July 31, 2024, compared to cash outflows from investing activities of $267,000 for the three months ended July 31, 2023, respectively. The significant cash inflows in investing activities for the three months ended July 31, 2024 was a result of the company’s conscious decisions to invest the proceeds from maturities of fixed income short-term securities in the company’s short-term U.S. Government money market funds at higher yields than U.S Treasury Bills.

Cash from financing activities

During the three months ended July 31, 2024, the Company’s cash outflows from financing activities were $3,006,000, compared to cash outflows from financing activities of $2,830,000 for the three months ended July 31, 2023. Quarterly dividend payments of $0.30 per share during fiscal year 2025 aggregated $2,827,000. Quarterly regular dividend payments of $0.28 per share during fiscal year 2024 aggregated $2,642,000.

At July 31, 2024 there were 9,418,074 common shares outstanding as compared to 9,430,529 common shares outstanding at July 31, 2023. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of July 31, 2024, retained earnings and liquid assets were $107,311,000 and $71,280,000, respectively. As of April 30, 2024, retained earnings and liquid assets were $104,249,000 and $68,345,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the three months ended July 31, 2024. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2024.

Contractual Obligations

We are a party to a lease contract which will result in cash payments to a lessor in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next four fiscal years and thereafter are (in thousands): $1,075 in 2025; $1,461 in 2026; $1,493 in 2027 and $882 in 2028 totaling $4,911.

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

Fixed income securities consist of bank certificates of deposits and securities issued by the United States federal government. As of July 31, 2024 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $34,042,000 and $33,928,000, respectively. As of April 30, 2024 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $47,931,000 and $47,611,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after Hypothetical Change in Interest Rates (in thousands) (bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	decrease	decrease	decrease	decrease

As of July 31, 2024
Investments in securities with fixed maturities	$33,928	$33,317	$33,999	$32,983	$34,347

As of April 30, 2024
Investments in securities with fixed maturities	$47,611	$46,554	$46,935	$46,363	$47,126

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

As of July 31, 2024 and April 30, 2024, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), Vanguard Growth ETF (VUG) and other Exchange Traded Funds was a combined total of $16,093,000 and $11,663,000, respectively, and the fair value was $21,724,000 and $16,344,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2024	Equity Securities and ETFs held for dividend yield	$21,724	30% increase	$28,241	5.49%
			30% decrease	$15,207	(5.49%)

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2024	Equity Securities and ETFs held for dividend yield	$16,344	30% increase	$21,247	4.27%
			30% decrease	$11,441	(4.27%)

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Part I, Item 2 of this Quarterly Report on Form 10-Q for the period ended July 31, 2024, reflects any changes and updates (see page 22) in addition to the list of the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2024 filed with the SEC on July 26, 2024. Any new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2024. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2024	1,644	$40.15	1,644	$1,144,000
June 1 - 30, 2024	2,000	$40.00	2,000	1,065,000
July 1 - 31, 2024	765	$41.83	765	1,033,000
Total	4,409	$40.37	4,409	$1,033,000

All shares were repurchased pursuant to authorization of the Board of Directors.

On October 21, 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $1,033,000 before the authorized limit is reached.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal quarter ended July 31, 2024.

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

Value Line, Inc.

(Registrant)

By: /s/ Howard A. Brecher

________________________________________

Howard A. Brecher

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Stephen R. Anastasio

_______________________________________

Stephen R. Anastasio

Vice President & Treasurer

(Principal Financial Officer)

Date: September 13, 2024