Form 10-K/A
period 2024-04-30
VALUE LINE INC
filed 2024-10-08
CIK 717720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2023 was $32,483,588.

There were 9,418,839 shares of the registrant’s Common Stock outstanding at June 30, 2024.

Auditor Name	Auditor Firm ID	Auditor Location
Horowitz & Ullmann, P.C.	PCAOB ID No. 921	New York, NY

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2024 Annual Meeting of Shareholders, to be held on
October 08, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

EXPLANATORY NOTE

On July 26, 2024, Value Line, Inc. (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”) for the fiscal year ended April 30, 2024 with the Securities and Exchange Commission (“SEC”). The purpose of this Amendment No. 1 (the “Amendment”) to the Original Form 10-K is to include Part I Item 1C, Cybersecurity, which was inadvertently omitted in the Original Form 10-K.

No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Part I

Item 1C. Cybersecurity

We believe that information security is a critical component of our business strategy. Therefore, we maintain and continuously assess and strengthen our cyber security program.

Management is responsible for the day-to-day administration of the Company’s risk exposures and has adopted a risk management framework including identification, analysis and response to risks affecting our business. The Company has established a committee of senior leaders which is chaired by the Company’s Executive Director of Information Technology.

We regularly engage third-party services to conduct evaluations of our security controls, which can include penetration testing, independent audits, or consulting on best practices to address new challenges. These evaluations include testing both the design and effectiveness of security controls.

We rely on third-party service providers for a variety of services to run our information systems. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers. A cyber-attack at a third-party service provider could have a significant impact on our business, and we continuously monitor the risks associated with our service providers.

The Audit Committee has responsibility for the oversight of the Company’s risk management program, including technology and cybersecurity risks facing the Company. The audit committee receives briefings from management and the executive director of information technology about cybersecurity risk management and the overall technology and cybersecurity environment.

We believe that currently we have not encountered a cybersecurity event that has had a material impact on our business. See Item 1A. “Risk Factors” for a discussion of our cybersecurity risks.

Part IV

Item 15. Exhibits and Financial Statements Schedules.

(b)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Amendment No. 1 report.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

104 Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Value Line, Inc.

By: /s/ Howard A. Brecher
________________________________________

Howard A. Brecher

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Stephen R. Anastasio
_______________________________________

Stephen R. Anastasio

Vice President & Treasurer

(Principal Financial Officer)

Date: October 8, 2024

4