Form 10-Q
period 2025-01-31
VALUE LINE INC
filed 2025-03-14
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2025
Common stock, $0.10 par value per share	9,413,562 shares

VALUE LINE, INC.

TABLE OF CONTENTS

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

	Consolidated Condensed Balance Sheets as of January 31, 2025 and April 30, 2024	3

	Consolidated Condensed Statements of Income for the three and nine months ended January 31, 2025 and January 31, 2024	4

	Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended January 31, 2025 and January 31, 2024	5

	Consolidated Condensed Statements of Cash Flows for the nine months ended January 31, 2025 and January 31, 2024	6

	Consolidated Condensed Statement of Changes in Shareholders’ Equity for the three months ended July 31, 2024, six months ended October 31, 2024 and nine months ended January 31, 2025	7

	Consolidated Condensed Statement of Changes in Shareholders’ Equity for the three months ended July 31, 2023, six months ended October 31, 2023 and nine months ended January 31, 2024	8

	Notes to Consolidated Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	36

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
	Signatures	39

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	January 31,	April 30,
	2025	2024
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $26,005 and $4,136, respectively)	$26,816	$4,390
Equity securities	21,808	16,344
Available-for-sale Fixed Income securities	27,167	47,611
Accounts receivable, net of allowance for credit losses of $16 and $31, respectively	1,336	1,310
Prepaid and refundable income taxes	300	209
Prepaid expenses and other current assets	869	1,160
Total current assets	78,296	71,024

Long term assets:
Investment in EAM Trust	61,124	60,134
Restricted money market investments	305	305
Property and equipment, net	3,772	4,440
Capitalized software and other intangible assets, net	58	132
Total long term assets	65,259	65,011

Total assets	$143,555	$136,035

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,097	$1,430
Accrued salaries	1,003	1,020
Dividends payable	2,825	2,827
Accrued taxes on income	-	7
Operating lease obligation-short term	1,254	1,206
Unearned revenue	16,634	15,764
Total current liabilities	22,813	22,254

Long term liabilities:
Unearned revenue	5,308	6,517
Operating lease obligation-long term	2,636	3,578
Deferred income taxes	13,848	12,893
Total long term liabilities	21,792	22,988
Total liabilities	44,605	45,242

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	112,508	104,249
Treasury stock, at cost (584,036 shares and 577,517 shares, respectively)	(15,468)	(15,194)
Accumulated other comprehensive income, net of tax	(81)	(253)
Total shareholders' equity	98,950	90,793

Total liabilities and shareholders' equity	$143,555	$136,035

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024

Revenues:
Investment periodicals and related publications	$6,313	$6,319	$18,782	$19,174
Copyright fees	2,654	2,812	7,910	9,310
Total publishing revenues	8,967	9,131	26,692	28,484

Expenses:
Advertising and promotion	976	782	2,698	2,139
Salaries and employee benefits	3,623	3,719	10,741	11,156
Production and distribution	1,457	1,219	4,395	4,094
Office and administration	1,347	1,179	3,703	3,442
Total expenses	7,403	6,899	21,537	20,831
Income from operations	1,564	2,232	5,155	7,653

Revenues and profits interests in EAM Trust	4,910	3,489	13,781	9,341
Investment gains/(losses)	662	2,009	3,557	1,685
Income before income taxes	7,136	7,730	22,493	18,679
Income tax provision	1,973	1,845	5,758	4,447
Net income	$5,163	$5,885	$16,735	$14,232

Earnings per share, basic & fully diluted	$0.55	$0.62	$1.78	$1.51

Weighted average number of common shares	9,417,821	9,426,983	9,418,527	9,429,575

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024

Net income	$5,163	$5,885	$16,735	$14,232

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on Fixed Income securities, net of tax	(7)	258	172	(402)
Other comprehensive income/(loss)	(7)	258	172	(402)
Comprehensive income	$5,156	$6,143	$16,907	$13,830

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	January 31,
	2025	2024
Cash flows from operating activities:
Net income	$16,735	$14,232

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	959	1,054
Investment (gains)/losses	(1,495)	133
Non-voting revenues interest in EAM Trust	(12,089)	(8,420)
Non-voting profits interest in EAM Trust	(1,692)	(921)
Distributions received from EAM Trust	12,791	8,476
Deferred income taxes	806	(190)
Deferred rent	(894)	(997)
Changes in operating assets and liabilities:
Unearned revenue	(339)	(476)
Accounts payable & accrued expenses	(333)	(169)
Accrued salaries	(17)	(41)
Accrued taxes on income	97	(126)
Prepaid and refundable income taxes	(91)	419
Prepaid expenses and other current assets	291	373
Accounts receivable	(26)	822
Total adjustments	(2,032)	(63)
Net cash provided by operating activities	14,703	14,169

Cash flows from investing activities:
Purchases of equity securities	(7,143)	(2,073)
Purchases of fixed income securities classified as available-for-sale	(17,807)	(38,855)
Proceeds from sales of equity securities	3,173	1,129
Proceeds from sales of fixed income securities classified as available-for-sale	38,469	32,113
Acquisition of property and equipment	(174)	(14)
Expenditures for capitalized software	(43)	(19)
Net cash provided by/(used in) investing activities	16,475	(7,719)

Cash flows from financing activities:
Purchase of treasury stock at cost	(274)	(338)
Dividends paid	(8,478)	(7,922)
Net cash used in financing activities	(8,752)	(8,260)
Net change in cash and cash equivalents	22,426	(1,810)
Cash, cash equivalents and restricted cash at beginning of period	4,695	7,895
Cash, cash equivalents and restricted cash at end of period	$27,121	$6,085

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

 Value Line, Inc.

 Consolidated Condensed Statement of Changes in Shareholders' Equity

 For the Three Months Ended July 31, 2024, Six Months Ended October 31, 2024

and Nine Months Ended January 31, 2025

 (in thousands, except share amounts)

 (unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2024	10,000,000	$1,000	$991	(577,517)	$(15,194)	$104,249	$(253)	$90,793

Net income						5,887		5,887
Change in unrealized gains on Fixed Income securities, net of taxes							177	177
Purchase of treasury stock				(4,409)	(178)			(178)
Dividends declared						(2,825)		(2,825)
Balance at July 31, 2024	10,000,000	$1,000	$991	(581,926)	$(15,372)	$107,311	$(76)	$93,854

Dividends declared per common share were $0.30 for the three months ending July 31, 2024.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at July 31, 2024	10,000,000	$1,000	$991	(581,926)	$(15,372)	$107,311	$(76)	$93,854

Net income						5,685		5,685
Change in unrealized gains on Fixed Income securities, net of taxes							2	2
Purchase of treasury stock				-				-
Dividends declared						(2,826)		(2,826)
Balance at October 31, 2024	10,000,000	$1,000	$991	(581,926)	$(15,372)	$110,170	$(74)	$96,715

Dividends declared per common share were $0.60 for the six months ending October 31, 2024.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at October 31, 2024	10,000,000	$1,000	$991	(581,926)	$(15,372)	$110,170	$(74)	$96,715

Net income						5,163		5,163
Change in unrealized gains on Fixed Income securities, net of taxes							(7)	(7)
Purchase of treasury stock				(2,110)	(96)			(96)
Dividends declared						(2,825)		(2,825)
Balance at January 31, 2025	10,000,000	$1,000	$991	(584,036)	$(15,468)	$112,508	$(81)	$98,950

Dividends declared per common share were $0.90 for the nine months ending January 31, 2025.

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

January 31, 2025

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

The Consolidated Condensed Balance Sheets as of January 31, 2025 and April 30, 2024, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively,  were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024 filed with the SEC on July 26, 2024 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Recent Accounting Pronouncements:

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 with such disclosures included in Note 16 to our Consolidated Financial Statements.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,005	$-	$-	$26,005
Equity securities	21,808	-	-	21,808
Available-for-sale fixed income securities	27,167	-	-	27,167
	$74,980	$-	$-	$74,980

	As of April 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,136	$-	$-	$4,136
Equity securities	16,344	-	-	16,344
Available-for-sale fixed income securities	47,361	250	-	47,611
	$67,841	$250	$-	$68,091

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2025 and April 30, 2024, there were no Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of January 31, 2025, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2025 and April 30, 2024, cash equivalents included $26,005,000 and $4,136,000, respectively, for amounts invested in  money market mutual funds that invest in short-term U.S. government securities.

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

As of January 31, 2025 and April 30, 2024, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds was a combined total $15,509,000 and $11,663,000, respectively, and the fair value was $21,808,000 and $16,344,000, respectively.

Proceeds from sales of equity securities during the nine months ended January 31, 2025 and January 31, 2024, were $3,173,000 and $1,129,000, respectively.

The carrying value and fair value of equity securities at January 31, 2025 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$15,509	$6,319	$(20)	$21,808

The carrying value and fair value of equity securities at April 30, 2024 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$11,663	$4,685	$(4)	$16,344

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of bank certificates of deposits and securities issued by the United States federal government.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2025 and January 31, 2024, were $38,469,000 and $32,113,000, respectively. As of January 31, 2025, Accumulated Other Comprehensive Income included unrealized losses of $102,000 net of deferred tax benefits of $22,000.  As of April 30, 2024, Accumulated Other Comprehensive Income included unrealized losses of $320,000, net of deferred tax benefits of $67,000.

The aggregate cost and fair value at January 31, 2025 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$20,218	$29		$20,247
Due 1 year through 5 years	7,051	-	(131)	6,920
Total investment in government debt securities	$27,269	$29	$(131)	$27,167

The decrease in gross unrealized losses of $218,000 on fixed income securities classified as available-for-sale net of deferred income tax liability of $46,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of January 31, 2025.

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

The average yield on the Government debt securities classified as available-for-sale at January 31, 2025 and April 30, 2024 was 4.7% and 4.4%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2025	2024	2025	2024
Dividend income	$216	$153	$544	$431
Interest income	474	511	1,518	1,387
Investment gains/(losses) recognized on sales of equity securities during the period	12	2	(113)	(1)
Unrealized gains/(losses) recognized on equity securities held at the end of the period	(40)	1,343	1,608	(132)
Total investment gains/(losses)	$662	$2,009	$3,557	$1,685

Taxable realized gains/(losses) on equity securities sold during fiscal years 2025 and 2024, which are generally the difference between the proceeds from sales and our original cost, were losses of $124,000 in fiscal 2025 and losses of $16,000in fiscal 2024.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of January 31, 2025 and April 30, 2024, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $61,124,000 and $60,134,000, respectively.

The value of VLI’s investment in EAM at January 31, 2025 and April 30, 2024 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2025	2024	2025	2024
Investment management fees earned from the Value Line Funds, net of waivers shown below	$8,382	$6,320	$23,724	$17,388
12b-1 fees and other fees, net of waivers	$2,080	$1,632	$6,032	$4,811
Other income	$140	$192	$456	$295
Investment management fee waivers and reimbursements	$44	$77	$131	$239
12b-1 fee waivers	$23	$24	$69	$72
Value Line’s non-voting revenues interest	$4,363	$3,083	$12,089	$8,420
EAM's net income (1)	$1,094	$812	$3,384	$1,842

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	January 31,	April 30,
($ in thousands)	2025	2024
	(unaudited)
EAM's total assets	$64,428	$63,076
EAM's total liabilities (1)	(7,195)	(5,881)
EAM's total equity	$57,233	$57,195

(1) At January 31, 2025 and April 30, 2024, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $4,855,000 and $3,865,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2025 (unaudited)	$64,428	$61,124	$-	$61,124
As of April 30, 2024	$63,076	$60,134	$-	$60,134

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

	Nine Months Ended January 31,
($ in thousands)	2025	2024
Cash and cash equivalents	$26,816	$5,780
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$27,121	$6,085

Income Tax Payments:

The Company made income tax payments as follows:

	Nine Months Ended January 31,
($ in thousands)	2025	2024
State and local income tax payments	$966	$656
Federal income tax payments	$3,958	$4,000

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution. For the nine months ended January 31, 2025 and January 31, 2024, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $287,000 and $287,000 in fiscal 2025 and fiscal 2024, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2025 and January 31, 2024, the Company held fixed income securities consisting of bank certificates of deposits and securities issued by the United States federal government that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated  Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2025 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$218	$(46)	$172
	$218	$(46)	$172

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2025, were $4.97 billion, 22.6% above total assets of $4.06 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2024.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2025	2024	2025	2024
Non-voting revenues interest in EAM	$4,363	$3,083	$12,089	$8,420
Non-voting profits interest in EAM	547	406	1,692	921
	$4,910	$3,489	$13,781	$9,341

At January 31, 2025, the Company's investment in EAM includes a receivable of $4,855,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That amount was subsequently paid timely to the Company.

Transactions with Parent:

During the nine months ended January 31, 2025 and January 31, 2024, the Company was reimbursed $226,000 and $230,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2025 and April 30, 2024.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $3,958,000 and $4,000,000 to the Parent during the nine months ended January 31, 2025 and January 31, 2024, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of January 31, 2025, the Parent owned 91.69% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2025	2024	2025	2024
Current tax expense:
Federal	$1,391	$1,195	$4,013	$3,657
State and local	273	469	939	979
Current tax expense	1,664	1,664	4,952	4,636
Deferred tax expense (benefit):
Federal	311	288	797	(18)
State and local	(2)	(107)	9	(171)
Deferred tax expense (benefit):	309	181	806	(189)
Income tax provision	$1,973	$1,845	$5,758	$4,447

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2025 and January 31, 2024 were 25.60% and 23.80%, respectively. The higher effective tax rate during six months ended January 31, 2025 as compared to January 31, 2024, is primarily a result of a increase in the state and local income tax rate to 4.85% from 3.04% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2025	2024
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	107	73
Unrealized gain/(loss) on securities held for sale	1,323	916
Right of Use Asset	(123)	(128)
Deferred charges	(156)	(138)
Other	(14)	(424)
Total federal tax liability	11,434	10,596

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,291	2,073
Deferred non-cash post-employment compensation	(80)	(72)
Depreciation and amortization	23	13
Unrealized gain/(loss) on securities held for sale	284	178
Other	(104)	105
Total state and local tax liabilities	2,414	2,297
Deferred tax liability, long-term	$13,848	$12,893

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2025	2024
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	4.85%	3.04%
Effect of dividends received deductions	(0.25)%	(0.24)%
Other, net	0.00%	0.00%
Effective income tax rate	25.60%	23.80%

The Company believes that, as of January 31, 2025, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	January 31,	April 30,
($ in thousands)	2025	2024

Building and leasehold improvements	$652	$652
Operating lease - right-of-use asset	3,306	4,090
Furniture and equipment	2,426	2,274
	6,384	7,016
Accumulated depreciation and amortization	(2,612)	(2,576)
Total property and equipment, net	$3,772	$4,440

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years. Total amortization expenses during the nine months ended January 31, 2025 and January 31, 2024, were $43,000 and $49,000, respectively.

During the nine months ended January 31, 2025 and January 31, 2024, the Company did not incur and did not capitalize expenditures related to third party programmers' costs nor internal costs to develop software for internal use.

Note 11 - Treasury Stock and Repurchase Program:

During October 2022, the Company's Board of Directors approved a renewal of a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set price limit and no expiration date. There is a remainder of $937,000 before the authorized limit is reached.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of October 31, 2024	581,926	$15,372	$26.42	$1,033
Purchases effected in open market during the months ended:
November 30, 2024	400	$19	49.80	1,014
December 31, 2024	10	$1	53.52	1,013
January 31, 2025	1,700	$76	44.13	937
Balance as of January 31, 2025	584,036	$15,468	$26.48	$937

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of January 31, 2025, the Company had a long-term lease asset of $3,306,000, solely related to our NYC headquarters, located at 551 Fifth Avenue, New York, NY, recorded in property and equipment in its consolidated balance sheets. The VLDC lease at 205 Chubb Ave., Lyndhurst, NJ ended on April 30, 2024.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $957,000 and $1,125,000 in lease expenses in both fiscal years 2025 and 2024 during the nine months ended January 31, 2025 and January 31, 2024, respectively.

For the nine months ended January 31, 2025, the Company paid $1,067,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,067,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases have not provided an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of January 31, 2025:

Fiscal years ended April 30,	($ in thousands)
2025*	$362
2026	1,461
2027	1,493
2028	882
Total undiscounted future minimum lease payments	4,198
Less: difference between undiscounted lease payments & the present value of future lease payments	308
Total operating lease liabilities	$3,890

* Excludes the nine months ended January 31, 2025

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of January 31, 2025
Weighted-average remaining lease term (in years)	2.83

Weighted-average discount rate	5.25%

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2025, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the nine months ended January 31, 2025, 29.6% of total publishing revenues of $26,692,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2025 and January 31, 2024, the Company had $1,389,000 and $2,268,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

The Company maintains a deposit account of $305,000 at Flagstar Bank as security for a letter of credit in a similar amount (See Note 13).

Note 16 - Business Segments:

The Company allocates resources and assesses financial performance on a consolidated basis. It does so because significant costs, predominantly including the Research Department, Information Technology Department, and Occupancy Overhead, are shared in common by all products. Therefore, the investment periodicals and related publications (such as digital equivalents), along with supplying the embedded Proprietary information and intellectual property rights to customers, are treated as one segment, Publishing.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The financial measures used by the CODM to assess segment performance and allocate resources on a company-wide basis are revenues, operating expenses, income from operations, and net income.

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

●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	possible changes in future revenues or collection of receivables from significant customers;
●	dependence on key executive and specialist personnel;
●	risks associated with the outsourcing of certain functions, technical facilities, and operations, including in some instances outside the U.S.;
●	risks of potential tariffs and other restrictions affecting the cost and availability of materials, equipment, and other necessary inputs to the Company’s operations;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	federal and/or state legislative changes that might affect Value Line’s business;
●	the availability of free or low cost investment information through discount brokers or generally over the internet;
●	the economic and other impacts of global political and military conflicts;
●	continued availability of generally dependable energy supplies and transportation facilities in the geographic areas in which the company and certain suppliers operate;
●	terrorist attacks, cyber attacks and natural disasters;
●	the need for changes in our business plans because of unexpected events that occur;
●	widespread illnesses which may drastically affect markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;
●	changes in prices and availability of materials and other inputs and services, such as freight and postage, required by the Company;
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2024 and in Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended January 31, 2025; and other risks and uncertainties arising from time to time.

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

Business Environment

The U.S. economy performed well in 2024. The nation’s gross domestic product (GDP) expanded by an estimated 2.8% during the 12-month period and nearly matched the 2.9% gain recorded in 2023. The advance was powered by the consumer sector, which was helped by a solid job market and a continued low unemployment rate of around 4.0%. In all, personal consumption expenditures rose by a healthy 2.8%, with the biggest gain in consumer spending (+4.2%) coming during the final three months of last year.

However, as the calendar turned to 2025, there were some signs of fatigue in the consumer sector, as inflation reaccelerated during the late fall/early winter months. Both the University of Michigan’s Consumer Sentiment Index and The Conference Board’s Consumer Confidence Survey declined notably in February, with each citing consumer concerns about stubbornly high prices for both goods and services. Not surprisingly, given this weakening sentiment, retail sales fell 0.9%in January and consumer spending dropped 0.2%, with the latter figure marking the first decline in nearly two years. Higher borrowing costs also are hurting the housing market, with both new and existing home sales falling sharply during the first month of this year.

With inflation still running above the Federal Reserve’s comfort level of 2.0%, the consensus forecast is that the central bank will hold off on cutting the federal funds rate again until the second half of this year. The lead bank’s decision to reduce the benchmark short-term rate by a full-percentage point last fall did not have the desired result, as the yield on the 10-year Treasury note, which is used as a barometer for setting longer-term lending rates, increased sharply during the same stretch. Reports indicating a reacceleration in the pace of price growth at both the consumer and producer (wholesale) levels and fears about near-term fiscal policy changes were the primary reasons for the late-2024 spike in Treasury yields.

Meanwhile, the Trump Administration has promised a pro-growth agenda, highlighted by lower taxes and a rollback in regulations, with the hope that these policies will further stimulate economic growth stateside. The new fiscal policy measures coming from the White House have included a series of tariff announcements. The first round of levies were placed on selective goods coming from Canada and Mexico, as well as shipments from China. President Trump also announced a series of reciprocal tariffs against trading partners around the world, which are currently set to take place on April 1st. There is a fear that the duties will put additional upward pressure on near-term prices for goods and services. The tariff situation, though, remains quite fluid.

In all, the business environment held up very well during calendar 2024, with profit growth for S&P 500 companies averaging around 18% in the fourth quarter. Moving forward, the S&P 500 companies may have a harder time sustaining this pace of earnings growth, with the Federal Reserve not planning to loosen monetary policy until it gets a better sense of what impact the potential changes in fiscal policies will have on price stability and the labor market.

Results of Operations for the Three and Nine Months Ended January 31, 2025 and 2024

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,

($ in thousands, except earnings per share)	2025	2024	Change	2025	2024	Change
Income from operations	$1,564	$2,232	-29.9%	$5,155	$7,653	-32.6%
Non-voting revenues and non-voting profits interests from EAM Trust	4,910	3,489	40.7%	13,781	9,341	47.5%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$6,474	$5,721	13.2%	$18,936	$16,994	11.4%
Operating expenses	$7,403	$6,899	7.3%	$21,537	$20,831	3.4%
Investment gains/(losses)	$662	$2,009	209.9%	$3,557	$1,685	993.5%
Income before income taxes	$7,136	$7,730	-7.7%	$22,493	$18,679	20.4%
Net income	$5,163	$5,885	-12.3%	$16,735	$14,232	17.6%
Earnings per share	$0.55	$0.62	-12.2%	$1.78	$1.51	17.7%

During the nine months ended January 31, 2025, the Company’s net income of $16,735,000, or $1.78 per share, was 17.6% above net income of $14,232,000, or $1.51 per share, for the nine months ended January 31, 2024. During the nine months ended January 31, 2025, the Company’s income from operations of $5,155,000 was 32.6% below income from operations of $7,653,000 during the nine months ended January 31, 2024. For the nine months ended January 31, 2025, operating expenses increased 3.4% above those during the nine months ended January 31, 2024.

During the three months ended January 31, 2025, the Company’s net income of $5,163,000, or $0.55 per share, was 12.3% below net income of $5,885,000, or $0.62 per share, for the three months ended January 31, 2024. During the three months ended January 31, 2025, the Company’s income from operations of $1,564,000 was 29.9% below income from operations of $2,232,000 during the three months ended January 31, 2024. For the three months ended January 31, 2025, operating expenses increased 7.3% above those during the three months ended January 31, 2024.

During the nine months ended January 31, 2025, there were 9,418,527 average common shares outstanding as compared to 9,429,575 average common shares outstanding during the nine months ended January 31, 2024.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,

($ in thousands)	2025	2024	Change	2025	2024	Change
Investment periodicals and related publications:
Print	$2,336	$2,278	2.5%	$6,750	$6,987	-3.4%
Digital	3,977	4,041	-1.6%	12,032	12,187	-1.3%
Total investment periodicals and related publications	6,313	6,319	-0.1%	18,782	19,174	-2.0%
Copyright fees	2,654	2,812	-5.6%	7,910	9,310	-15.0%
Total publishing revenues	$8,967	$9,131	-1.8%	$26,692	$28,484	-6.3%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2025		2024		2025		2024
	Print	Digital	Print	Digital	Print	Digital	Print	Digital

New Sales	13.4%	8.7%	12.7%	9.8%	14.8%	8.7%	12.4%	10.4%

Renewal & Conversion Sales	86.6%	91.3%	87.3%	90.2%	85.2%	91.3%	87.6%	89.6%

Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100%	100%	100%	100%

During the nine months ended January 31, 2025, new sales of print publications increased as a percent of the total gross sales as a result of an increase in new sales orders while conversion and renewal sales orders decreased from the prior fiscal year.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2025	2024	2024	January-25 vs. Apr-24	January-25 vs. January-24
Unearned subscription revenue (current and long-term liabilities)	$21,942	$22,281	$22,497	-1.5%	-2.5%

Unearned subscription revenue as of January 31, 2025, is 1.5% below April 30, 2024 and 2.5% below January 31, 2024. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $18,782,000 (excluding copyright fees) during the nine months ended January 31, 2025, which included an extra week of servings for the weekly print products were 2.0% below publications revenues of $19,174,000 in the prior fiscal year. The Company continued actions to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, particularly in volatile markets, total product line circulation at January 31, 2025, was 2.8% below total product line circulation at January 31, 2024.

Circulation also reflected management’s decision to reduce marketing efforts temporarily while the challenging stock market environment persisted during the fiscal year ended April 30, 2024. Total print circulation at January 31, 2025 was 3.2% below the total print circulation at January 31, 2024. During the nine months ended January 31, 2025, print publication revenues of $6,750,000 decreased 3.4%, below print publication revenues of $6,987,000 during the corresponding period of 2024 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at January 31, 2025 was 2.3% below total digital circulation at January 31, 2024. During the nine months ended January 31, 2025, digital revenues of $12,032,000 was 1.3% below last fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

Value Line serves primarily individual and professional investors in stocks, and other securities, who pay mostly on annual or multi-year subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended January 31, 2025, the combined Ranking System “Rank 1 & 2” stocks’ increase of 23.2% compared to the Russell 2000 Index’s increase of 17.5% during the comparable period.

Copyright fees

During the nine months ended January 31, 2025, copyright fees of $7,910,000 were 15.0% below those during the corresponding period in the prior fiscal year. These fees depend on the assets under management in financial products with contractual arrangements to use the Ranks and other Value Line proprietary information.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2025, were $4.97 billion, which is $0.91 billion, or 22.6%, above total assets of $4.06 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2024.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2025	2024	Change
Equity and hybrid funds	$4,937	$4,019	22.9%
Fixed income funds	35	37	-5.3%
Total EAM managed net assets	$4,972	$4,056	22.6%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the nine months ended January 31, 2025, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $23,724,000, 12b-1 fees and other fees of $6,032,000 and other net gains of $456,000. For the same period, total investment management fee waivers were $131,000 and 12b-1 fee waivers were $69,000. During the nine months ended January 31, 2025, EAM's net income was $3,384,000 after giving effect to Value Line’s non-voting revenues interest of $12,089,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

The gross fees and net income of EAM’s investment management operations during the nine months ended January 31, 2024, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $17,388,000, 12b-1 fees and other fees of 4,811,000 and other net gains of $295,000. For the same period, total investment management fee waivers were $260,000 and 12b-1 fee waivers were $72,000. During the nine months ended January 31, 2024, EAM's net income was $1,842,000 after giving effect to Value Line’s non-voting revenues interest of $8,420,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

As of January 31, 2025, one of the Value Line Funds has 12b-1 fees waivers in place, and five funds have partial investment management fee waivers in place. Although, under the terms of the EAM Declaration of Trust, the Company does not receive or share in the revenues from 12b-1 distribution fees, the Company could benefit from the fee waivers to the extent that the resulting reduction of expense ratios and enhancement of the performance of the Value Line Funds attracts new assets.

The Value Line equity and hybrid funds’ assets represent 99.3% and fixed income fund assets represent 0.7%, respectively, of total fund assets under management (“AUM”) as of January 31, 2025. At January 31, 2025, equity and hybrid AUM increased by 22.9% and fixed income AUM decreased by 5.3% as compared to last year at January 31, 2024.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2025	2024	Change	2025	2024	Change
Non-voting revenues interest	$4,363	$3,083	41.5%	$12,089	$8,420	43.6%
Non-voting profits interest	547	406	34.7%	1,692	921	83.7%
	$4,910	$3,489	40.7%	$13,781	$9,341	47.5%

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2025	2024	Change	2025	2024	Change
Advertising and promotion	$976	$782	24.8%	$2,698	$2,139	26.1%
Salaries and employee benefits	3,623	3,719	-2.6%	10,741	11,156	-3.7%
Production and distribution	1,457	1,219	19.5%	4,395	4,094	7.4%
Office and administration	1,347	1,179	14.2%	3,703	3,442	7.6%
Total expenses	$7,403	$6,899	7.3%	$21,537	$20,831	3.4%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $21,537,000 during the nine months ended January 31, 2025, were 3.4% above those during the nine months ended January 31, 2024.

Advertising and promotion

During nine months ended January 31, 2025, advertising and promotion expenses of $2,698,000 increased 26.1% as compared to the prior fiscal year. During the nine months ended January 31, 2025, increases were primarily due to increases in direct mail and third-party telemarketing & sales consulting.

Salaries and employee benefits

During the nine months ended January 31, 2025, salaries and employee benefits of $10,741,000 decreased 3.7% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from reduced employee headcount and the outsourcing of the Company’s distribution operation to a domestic contractor during fiscal years 2024 and 2025.

Production and distribution

During the nine months ended January 31, 2025, production and distribution expenses of $4,395,000 increased 7.4% above prior fiscal year primarily due to increases in third-party distribution and mailing expenses that resulted from outsourcing our internal distribution operations in early May 2024, while ending our internal VLDC operation at April 30, 2024.

Office and administration

During the nine months ended January 31, 2025, office and administrative expenses of $3,703,000 increased 7.6% above the prior fiscal year, due to an increase that resulted from software upgrade and modernization project to replace outdated software, and the costs of product billing and other outsourced fulfillment functions, replacing an in-house group based at VLDC previously handled internally by employees.

Concentration

During the nine months ended January 31, 2025, 29.6% of total publishing revenues of $26,692,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2025	2024	Change	2025	2024	Change
Dividend income	$216	$153	41.2%	$544	$431	26.2%
Interest income	474	511	-7.2%	1,518	1,387	9.4%
Investment gains/(losses) recognized on sale of equity securities during the period	12	2	500.0%	(113)	(1)	-11200.0%
Unrealized gains/(losses) recognized on equity securities held at the end of the period	(40)	1,343	-103.0%	1,608	(132)	1,318.2%
Total investment gains/(losses)	$662	$2,009	-67.0%	$3,557	$1,685	111.1%

During the nine months ended January 31, 2025, the Company’s total investment gains of 3,557,000 increased 111.1% above prior fiscal year, primarily derived from unrealized gains on equity securities and increases in the interest income. Proceeds from the sales of equity securities during the nine months ended January 31, 2025 and January 31, 2024 were $3,173,000 and $1,129,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2025 and January 31, 2024 were 25.60% and 23.80%, respectively. The higher effective tax rate during nine months ended January 31, 2025 as compared to January 31, 2024, is primarily a result of an increase in the state and local income taxes from 3.04% to 4.85% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix among tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $55,483,000 as of January 31, 2025 and $48,770,000 as of April 30, 2024. These amounts include short-term unearned revenue of $16,634,000 and $15,764,000 reflected in total current liabilities at January 31, 2025 and April 30, 2024, respectively. Cash and short-term securities were $75,791,000 and $68,345,000 as of January 31, 2025 and April 30, 2024, respectively.

The Company’s cash and cash equivalents include $26,005,000 and $4,136,000 at January 31, 2025 and April 30, 2024, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $14,703,000 during the nine months ended January 31, 2025, compared to cash inflows of $14,169,000 during the nine months ended January 31, 2024. The change in cash inflows was a result of an increase in unrealized gains on equity securities and a decrease in accounts receivable from customers, offset by a smaller decline of unearned revenue from the same period last year.

Cash from investing activities

The Company had cash inflows from investing activities of $16,475,000 during the nine months ended January 31, 2025, compared to cash outflows from investing activities of $7,719,000 for the nine months ended January 31, 2024, respectively. The significant cash inflows in investing activities for the nine months ended January 31, 2025 was a result of the company’s conscious decisions to invest the proceeds from maturities of fixed income short-term securities in the company’s short-term U.S. Government money market funds at higher yields than U.S Treasury Bills.

Cash from financing activities

During the nine months ended January 31, 2025, the Company’s cash outflows from financing activities were $8,752,000, compared to cash outflows from financing activities of $8,260,000 for the nine months ended January 31, 2024. Quarterly dividend payments of $0.30 per share during fiscal year 2025 aggregated $8,478,000. Quarterly regular dividend payments of $0.28 per share during fiscal year 2024 aggregated $7,922,000.

At January 31, 2025 there were 9,418,527 common shares outstanding as compared to 9,429,575 common shares outstanding at January 31, 2024. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2025, retained earnings and liquid assets were $112,508,000 and $75,791,000, respectively. As of April 30, 2024, retained earnings and liquid assets were $104,249,000 and $68,345,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 with such disclosures included in Note 16 to our Consolidated Financial Statements.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the nine months ended January 31, 2025. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2024.

Contractual Obligations

We are a party to a lease contract which will result in cash payments to a lessor in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next four fiscal years and thereafter are (in thousands): $362 in 2025; $1,461 in 2026; $1,493 in 2027 and $882 in 2028 totaling $4,198.

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

Fixed income securities consist of bank certificates of deposits and securities issued by the United States federal government. As of January 31, 2025, the aggregate cost and fair value of fixed income securities classified as available-for-sale were $27,269,000 and $27,167,000, respectively. As of April 30, 2024 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $47,931,000 and $47,611,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after Hypothetical Change in Interest Rates (in thousands) (bp = basis points)

	1 year	1 year	1 year	1 year	1 year

	Fair Value	50 bp increase	50 bp decrease	100 bp increase	100 bp decrease

As of January 31, 2025
Investments in securities with fixed maturities	$27,167	$26,879	$27,257	$26,693	$27,449

As of April 30, 2024
Investments in securities with fixed maturities	$47,611	$46,554	$46,935	$46,363	$47,126

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

As of January 31, 2025 and April 30, 2024, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds was a combined total of $15,509,000 and $11,663,000, respectively, and the fair value was $21,808,000 and $16,344,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2025	Equity Securities and ETFs held for dividend yield	$21,808	30% increase	$28,350	5.22%
			30% decrease	$15,266	(5.22%)

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2024	Equity Securities and ETFs held for dividend yield	$16,344	30% increase	$21,247	4.27%
			30% decrease	$11,441	(4.27%)

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Part I, Item 2 of this Quarterly Report on Form 10-Q for the period ended January 31, 2025, reflects any changes and updates (see page 22) in addition to the list of the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2024 filed with the SEC on July 26, 2024. Any new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2025. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2024	400	$49.80	400	$1,013,000
December 1 - 31, 2024	10	$53.52	10	1,012,000
January 1 - 31, 2025	1,700	$44.13	1,700	937,000
Total	2,110	$45.25	2,110	$937,000

On October 21, 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $937,000 before the authorized limit is reached.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal quarter ended January 31, 2025.

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

Date: March 14, 2025