Form 10-K
period 2025-04-30
VALUE LINE INC
filed 2025-07-29
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2024 was $37,922,887.

There were 9,409,522 shares of the registrant’s Common Stock outstanding at June 30, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2025 Annual Meeting of Shareholders, to be held on

October 07, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

This report contains statements that are predictive in nature, depend upon or refer to future events or conditions (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar or negative expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended.  Actual results for Value Line, Inc. (“Value Line” or “the Company”) may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

●	maintaining revenue from subscriptions for the Company’s digital and print published products;
●	changes in investment trends and economic conditions, including global financial issues;
●	changes in Federal Reserve policies affecting interest rates and liquidity along with resulting effects on equity markets;
●	stability of the banking system, including the success of U.S. government policies and actions in regard to banks with liquidity or capital issues, along with the associated impact on equity markets;
●	continuation of orderly markets for equities and corporate and governmental debt securities;
●	problems protecting intellectual property rights in Company methods and trademarks;
●	problems protecting confidential information including customer confidential or personal information that we may possess;
●

dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management (“EAM” or “EAM Trust”), and accordingly on its key management, investment management, and sales personnel. EAM Trust is a Delaware statutory trust, which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;

●

fluctuations in EAM’s and third-party copyright assets under management due to evaluations by outside rating agencies, broadly based changes in the values of equity and debt securities, market sector variations, redemptions by investors and other factors including continuation of employment by key members of its management, investment management, and sales leadership;

●	possible changes in the valuation of EAM’s intangible assets from time to time;
●	possible changes in future revenues or collection of receivables from significant customers;
●	dependence on key executive and specialist personnel of signification supplier and other firms;
●	risks associated with the outsourcing of certain functions, technical facilities, and operations, including in some instances outside the U.S.;
●	risks of increased tariffs and other restrictions affecting the cost and availability of materials, equipment, and other necessary inputs to the Company’s operations;
●	competition in the fields of publishing, copyright and investment management, along with associated effects on the level and structure of prices and fees, and the mix of services delivered;
●	the impact of government regulation on the Company’s and EAM’s businesses;
●	federal and/or state legislative changes that might affect Value Line’s business;
●	the availability of free or low cost investment information through discount brokers or generally over the internet;
●	the economic and other impacts of global political and military conflicts, which could affect investor interest in stock market investing or cause assets under management in EAM to fall or to rise;
●

continued availability of generally dependable energy supplies, transportation facilities, digital data and telephone transmission infrastructure in the geographic areas in which the company and certain suppliers operate;

●	terrorist attacks, cyber attacks and natural disasters;
●	the need for changes in our business plans because of unexpected events that occur;
●	widespread illnesses which may drastically affect markets, employment, and other economic conditions, and may have additional unpredictable impacts on employees, suppliers, customers, and operations;
●	changes in prices and availability of materials and other inputs and services, such as financial data, freight and postage, required by the Company;
●	risk of short-term or long-term catastrophic computer problems associated with legacy software systems which could interrupt regular publication schedules;
●	risk of inadequacy of our insurance coverage to compensate for potential losses;

●	potential impact of vendors’ consolidation;
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2025 and other risks and uncertainties arising from time to time.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2025, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2025” are to the twelve month period from May 1, 2024 to April 30, 2025;

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

the capital structure of EAM is established so that the Company owns only non-voting revenue and non-voting profits interests of EAM, and each of five individual Trustees all of whom are independent of the Company and of EAM (except for the CEO of EAM) owns a profits interest with 20% of the voting power; and

the “Value Line Funds” or the “Funds” are to the Value Line Mutual Funds registered under the Investment Company Act of 1940 for which EAM serves as investment adviser.

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

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2025, owns 91.74% of the outstanding shares of the common stock of the Company.

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

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, Value Line Select: ETFs, The Value Line Special Situations Service®, The Value Line M&A Service, The Value Line Climate Change Investing Service, and The Value Line Information You Should Know Wealth Newsletter) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers and may include topics of interest on markets and the business environment. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections, highlighting monthly a stock with strong return potential and reasonable risk.  Value Line Select: Dividend Income & Growth represents Value Line's targeted coverage of dividend paying stocks with good growth potential. Value Line Select ETFs recommends a new ETF for purchase each month. The Value Line Special Situations Service provides in-depth research analysis on selected small and mid-cap stocks. The Value Line M&A Service recommends stocks of companies that Value Line thinks may be acquired by other corporations or private equity firms. The Value Line Climate Change Investing Service recommends stocks that should benefit from addressing the challenge of climate change. The Value Line Information You Should Know Wealth Newsletter provides insightful information on various personal finance topics.

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

The Value Line Investment Survey - Small and Mid-Cap

The Value Line Investment Survey - Small and Mid-Cap is an investment research tool introduced in 1995 that provides short descriptions of and extensive data for small and medium-capitalization stocks, many listed on The NASDAQ Exchange, beyond the equity securities of generally larger-capitalization companies covered in The Value Line Investment Survey. Like The Value Line Investment Survey, the Small and Mid-Cap has its own "Summary & Index" providing updated performance ranks and other data, as well as "screens" of key financial measures and two model portfolios. The print portion of the service is issued monthly. The 400 stocks of the Small & Mid-Cap universe selected for inclusion in the print component of the service are mailed to subscribers in updated monthly groups. Each stock is covered 4 times per year – once per quarterly cycle. The Digital component of the service remains unchanged – it is updated weekly with the complete stock coverage universe available for review. The Performance Rank is designed to predict relative price performance over the next six to twelve months.

The Value Line Fund Advisor Plus

The Value Line Mutual Fund Ranking System was introduced in 1993. It is the system utilized in The Fund Advisor Plus, featuring load, no-load, and low-load open-end mutual funds. Each issue offers strategies for investing in mutual funds, and highlights of specific mutual funds. A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of approximately 20,000 mutual funds, including screening tools and full-page printable reports on each fund. Four model portfolios are also part of the service. One recommends specific U.S. mutual funds from different objective groups, while the other highlights similar exchange traded funds (ETFs). The remaining two highlight mutual funds and ETFs globally. The Value Line Fund Advisor Plus contains data on approximately 20,000 no-load and low-load funds and a digital screener.

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

Value Line Select ETFs

In May 2017, we launched Value Line Select ETFs, a monthly ETF selection service. This product focuses on ETFs that appear poised to outperform the broader market. The selection process utilizes an industry approach, with the same data-focused analysis that is the hallmark of Value Line.

The Value Line ETFs Service

This online-only, web based analysis software provides data, analysis, and screening capabilities on more than 2,700 publicly traded ETFs. Almost all of the ETFs tracked in the product are ranked by The Value Line ETF Ranking System. The screener includes more than 30 fields, and each ETF has its own full PDF report. All data and information can be downloaded, exported, and printed.

The Value Line 600

The Value Line 600 is a monthly publication, which contains full-page research reports on approximately 600 equity securities. Its reports provide information on many actively traded, larger capitalization issues as well as some smaller growth stocks. It offers investors who want the same type of analysis provided in The Value Line Investment Survey, but who do not want or need coverage of all the companies covered by that product, a suitable alternative. Readers also receive supplemental reports as well as a monthly Index, which includes updated statistics, including proprietary ranks and ratings.

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

Value Line Investment Analyzer

Value Line Investment Analyzer is a powerful menu-driven software program with fast filtering, ranking, reporting and graphing capabilities utilizing more than 200 data fields for various industries and indices and for the stocks covered in VLP’s flagship publication, The Value Line Investment Survey. Value Line Investment Analyzer allows subscribers to apply numerous charting and graphing variables for comparative research, and is integrated with the Value Line databases via the Internet.  Value Line Investment Analyzer Professional is a more comprehensive product which covers nearly 5,500 stocks and allows subscribers to create customized screens.

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

Value Line Research Center

The Value Line Research Center provides on-line access to select Company investment research services covering stocks, mutual funds, options, ETFs, and special situations stocks. This service includes full digital subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line ETFs Service and The Value Line Special Situations Service. For our library subscribers, the Research Center also includes the Value Line Climate Change Investing Service. Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history.

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

Value Line Pro Premium digital service includes The Value Line Investment Survey® and The Value Line Investment Survey® — Small & Mid-Cap. This equity package monitors more than 3,300 companies with market values ranging from less than $1 billion to nearly $4 trillion across 100 industries. There are over 250 data fields that can be screened to help make informed decisions. Features of the service include three years of historical reports and data, customizable modules, alerts and screening.

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

The Value Line Investment Survey – Library Basic has coverage on stocks that comprise over 90% of the value of all stocks that trade on U.S. exchanges, drawn from nearly 100 industries. There are over 200 data fields that can be applied to help readers make more informed decisions.

The Value Line Investment Survey – Library Elite offers libraries digital access to full reports, analyst commentary and Value Line proprietary ranks. This equity package monitors more than 3,300 companies. Online tools include a screener, and charting. Print capabilities are included.

The Value Line Pro Equity Research Center is an equities-only package that includes access to exclusive premium services and provides online access to all of Value Line’s equity products. This service offered both to financial advisers and high-net-worth individuals, includes full online subscriptions to The Value Line Investment Survey, The Value Line Investment Survey – Small & Mid-Cap, Value Line Select, Value Line Select: Dividend Income and Growth, The Value Line Special Situations Service, The Value Line M&A Service, and The Value Line Pro ETF Package. Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history. The Value Line Pro Equity Research Center has the ability to track model portfolios (large, small and mid-cap) as well as providing ranks and investment news.

Value Line Library Research Center

The Value Line Library Research Center provides on-line access to select Company investment research services covering stocks, mutual funds, options, special situations stocks, and climate change investing. This service includes full digital subscriptions to The Value Line Investment Survey, The Value Line Fund Advisor Plus, The Value Line Daily Options Survey, The Value Line Investment Survey - Small and Mid-Cap, The Value Line ETFs Service, The Value Line Special Situations Service, and The Value Line Climate Change Investing Service. Users can screen more than 250 data fields, create graphs using multiple different variables, and access technical history. Value Line Library Research Center has the ability to track model portfolios (large, small and mid-cap) as well as providing ranks and investment news.

Quantitative Strategies

All the digital services have Charting features, including many options to chart against popular indexes with the ability to save settings and print. Products offer an Alerts Hub which allows the user to set up alerts for multiple companies, with delivery via text or email.

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

The Company maintains a significant interest in the cash flows generated by EAM and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2025, were $4.68 billion, which is $0.51 billion, or 12.0%, above total assets of $4.17 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2024.

Total net assets of the Value Line Funds at April 30, 2025, were:
($ in thousands)

Value Line Asset Allocation Fund	$868,505
Value Line Capital Appreciation Fund	423,959
Value Line Mid Cap Focused Fund	1,889,673
Value Line Small Cap Opportunities Fund	699,959
Value Line Select Growth Fund	421,543
Value Line Larger Companies Focused Fund	335,972
Value Line Core Bond Fund	36,019

Total EAM managed net assets	$4,675,630

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

Wholly-owned operating subsidiaries of the Company as of April 30, 2025 include the following:

1.	Value Line Publishing LLC (“VLP”) is the publishing unit for the investment related periodical publications and copyrights.

2.	Vanderbilt Advertising Agency, Inc. places advertising on behalf of the Company's publications.

3.

Value Line Distribution Center, Inc. (“VLDC”) distributed Value Line’s print publications through April 30, 2024. Those operations were outsourced to third parties in the United States after April 30, 2024. VLDC is the owner and lessor of specialized equipment employed in distribution of the publications.

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

F. Investments

As of April 30, 2025 and April 30, 2024, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $43,314,000 and $63,955,000, respectively, including equity securities and available-for-sale fixed income securities on the Consolidated Balance Sheets. As of April 30, 2025 and April 30, 2024, the Company held equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities. As of April 30, 2025 and April 30, 2024, the Company held fixed income securities classified as available-for-sale, that consist of securities issued by United States federal government and bank certificates of deposit within the United States.

G. Employees

At April 30, 2025, the Company and its subsidiaries employed 117 people.

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

I. Competition

The investment information and publishing business conducted by the Company and the investment management business conducted by EAM are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company and EAM. The Internet continues to increase the amount of competition in the form of free and paid online investment research. With regard to the investment management business conducted by EAM, the prevalence of broker supermarkets or platforms permitting easy transfer of assets among mutual funds, mutual fund families, and other investment vehicles tends to increase the speed with which shareholders can leave or enter the Value Line Funds based, among other things, on short-term fluctuations in performance, variations in their ratings by outside agencies, advisers and others.

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2025), and principal occupations and employment during the past five years of the Company's Executive Officers, who are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	71	Chairman and Chief Executive Officer since October 2011; Acting Chairman and Acting Chief Executive Officer from November 2009 to October 2011; Chief Legal Officer; Vice President and Secretary until January 2010; Vice President and Secretary of each of the Value Line Funds from June 2008 to December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co. Mr. Brecher has been an officer of the Company for more than 25 years.

Stephen R. Anastasio	66	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 20 years.

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

ITEM 1A. RISK FACTORS

In addition to the risks referred to elsewhere in this Form 10-K, the following risks, among others, sometimes may have affected, and in the future could affect, the Company’s business operations, financial condition or results of operations and/or the investment management business conducted by EAM and consequently, the amount of income we receive from EAM. The risks described below are not the only ones we face. Additional risks not discussed or not presently known to us or that we currently deem insignificant, may also impact our business.

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

EAM’s assets under management, which impact EAM’s revenue, and consequently the amount of the cash flow that the Company receives from EAM, are subject to fluctuations based on market conditions, individual fund performance, and the decisions of investors.

Financial market declines and/or adverse changes in interest rates would generally negatively impact the level of EAM’s assets under management and consequently its revenue and net income. Major sources of investment management revenue for EAM (i.e., investment management and service and distribution fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions would reduce fee income. Investors are free to add to or withdraw from their account at any time and tend to make those decisions based on several factors, including ratings by popular services, performance, longevity of individual managers in their roles, trends in investing styles, and others. A prolonged recession or other economic or political events could also adversely impact EAM’s revenue if it led to decreased demand for products, a higher redemption rate, or a decline in securities prices. Good performance of managed assets relative to both competing products and benchmark indices generally assists in both retention and growth of assets, and may result in additional revenues. Conversely, poor performance of managed assets relative to competing products or benchmark indices tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to EAM. Poor performance could also result in less favorable ratings from established mutual fund rating services and cause assets to be withdrawn from the Value Line Funds and reduce the amount of cash flow that the Company receives from EAM, which reduction could adversely affect the Company’s financial condition.

EAM derives substantially all of its investment management fees from the Value Line Funds.

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

The Company believes that the negative trend in retail print subscription revenue is likely to continue.

The Company has experienced a negative trend in retail print subscription revenue. While circulation of some print publications has increased, others have experienced a decline in circulation or in average yearly price realized. It is expected that print revenues overall will continue to decline long-term, while the Company emphasizes digital offerings. The Company has established the goal of maintaining competitive digital products and marketing them through traditional and digital channels to retail and institutional customers. However, the Company is not able to predict whether revenues from digital retail publications will grow more than print revenues decline.

Loss of copyright clients or decline in their customers, or assets managed by third party sponsors could reduce the Company’s revenues.

Copyright agreements revenues are based on market interest in the respective proprietary information. The Company believes this part of the business is dependent upon the desire of third parties to use the Value Line trademarks and proprietary research for their products, competition and on fluctuations in segments of the equity markets. If the fees from proprietary information decline, the Company’s operating results could suffer.

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

Both the investment information and publishing business conducted by the Company and the investment management business conducted by EAM are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company and EAM. With regard to the investment information and publishing business, barriers to entry have been reduced by the minimal cost structure of the Internet and other technologies. With regard to the investment management business, both the absence of significant barriers to entry by new investment management firms and a trend of strong growth by the largest industry participants in the funds industry increases competitive pressure. Further, a larger share of new sales is accounted for by exchange traded with EAM’s business competing only in the latter segment. Competition in the investment management business is based on various factors, including business reputation, investment performance, investment management staffs, quality of service, marketing, distribution services offered, the range of products offered and fees charged. Access to mutual fund distribution channels has also become increasingly competitive.

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

A terrorist attack, including biological or chemical weapons attacks, and the response to such terrorist attacks, could have a significant impact on the Company and its personnel, the United States economy, the global economy, and U.S. and/or global financial markets, and could also have a material adverse effect on the Company’s business and on the investment management business conducted by EAM.

Future pandemic outbreaks could disrupt the Company’s operations.

A substantial recurrence of infections of the COVID-19 virus or other new illnesses could disrupt Company printing and distribution operations, or supplies of materials and services needed for the print publishing business. While the Company believes that its office, editorial, and administrative operations, and those of its suppliers of data and other services, are adequately backed-up for fully remote operations if needed, likewise a future pandemic outbreak could interfere with the continuity of printing and distribution operations, as well as endangering personnel of the Company and its supply chain partners.

Our controlling stockholder exercises voting control over the Company and has the ability to elect or remove from office all of our directors.

As of April 30, 2025, AB&Co., Inc. beneficially owned 91.74% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

Substantial aspects of our business depend on the continuous and secure operation of our computer systems and e-commerce websites. Security breaches could expose us to a risk of loss or misuse of sensitive information, including our own proprietary information and that of our customers and employees. While we devote substantial resources to maintaining adequate levels of cyber security, our resources and technical sophistication may not be adequate to prevent all of the rapidly evolving types of cyber attacks. Anticipated attacks and risks may cause us to incur increasing costs for technology, personnel, insurance and services to enhance security or to respond to occurrences. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any possible future breaches of our systems. Likewise, serious interruption of any of the Company’s data flows, or processing methods including legacy systems, could interfere with normal continuity of operations.

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

Item 2. PROPERTIES.

The Company leases 24,726 square feet of office space at 551 Fifth Avenue in New York, NY. In addition to the New York office space, the Company leased a warehouse facility with 24,110 square feet in New Jersey until April 30, 2024. Value Line Distribution Center, Inc. (“VLDC”) distributed Value Line’s print publications prior to April 30, 2024. Operations have been outsourced to third parties in the United States effective April 30, 2024.

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

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2025 was 30. As of April 30, 2025, the closing stock price was $40.90.

The reported high and low prices and the dividends declared on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Regular Dividend Declared Per Share

April 30, 2025	$44.17	$32.94	$0.325
January 31, 2025	$57.68	$38.57	$0.30
October 31, 2024	$54.14	$39.02	$0.30
July 31, 2024	$51.00	$35.31	$0.30

April 30, 2024	$49.00	$36.00	$0.30
January 31, 2024	$58.45	$39.63	$0.28
October 31, 2023	$60.27	$32.07	$0.28
July 31, 2023	$62.09	$43.10	$0.28

On July 18, 2025, the Board of Directors of Value Line declared a quarterly dividend of $0.325 per share to shareholders of record as of July 28, 2025 to be paid on August 11, 2025.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2025.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2025. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2025 through February 28, 2025	2,402	$35.16	2,402	$853,000
March 1, 2025 through March 31, 2025	1,955	37.64	1,955	779,000
April 1, 2025 through April 30, 2025	604	37.33	604	758,000
Total	4,961	$36.40	4,961	$758,000

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

During fiscal 2025, the Company repurchased an aggregate 11,480 shares of the Company's common stock for $453,000 at an average price of $39.46 per share including a repurchase of an aggregate 47,202 shares of the Company's common stock for $2,243,000 at an average price of $47.52 per share under the repurchase program authorized on October 21, 2022.

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

The business of EAM is managed by its five individual trustees each owning 20% of the voting interest in EAM and by its officers subject to the direction of the trustees. The Company’s non-voting revenues and non-voting profits interests in EAM entitle it to receive a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders received the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.

Business Environment

The U.S. economy, after performing well in 2024, got off to a weak start in calendar 2025. The nation’s gross domestic product (GDP) contracted by an estimated 0.5% during the first quarter, statistically attributable to businesses and consumers buying ahead of the implementation of the Trump Administration’s wide-ranging tariffs on April 2, 2025. The surge in imports to the United States detracts from GDP. President Trump subsequently delayed or modified many of the levies.

The weak economic start to 2025, along with the still unsettled global trade environment and geopolitical unrest, including the war in Ukraine and the 12 days of aerial attacks between Israel and Iran, did bring a cautious reaction from the Federal Reserve on the monetary policy front. Indeed, the central bank kept the federal funds rate steady, in the range of 4.25% to 4.50%, during the first half of 2025, while it assessed the impact of the global developments on the rate of inflation stateside. There still are concerns that the tariffs may lead to a reacceleration in the pace of price growth, which, along with somewhat a softening labor market, could lead to a period of stagflation. Stagflation occurs when there are rising inflation and weakening employment at the same time the economy is slowing.

That said, while some of the soft (sentiment) data during the spring season, including a decline in consumer confidence, suggest that the economy is weakening, the hard data did not indicate as much. On the positive side, inflation on both the consumer and producer (wholesale) levels did ease some this spring; the job market proved resilient, with the unemployment rate falling to 4.1% in June, a level indicative of full employment; and manufacturing activity, though still contracting, did come in above forecast during the month of June. This suggests that the economy likely returned to growth mode in the second quarter and the aforementioned stagflation scenario has yet to materialize.

Amid the global uncertainty, the Republican-controlled House of Representatives and Senate were able to produce a new budget deal that President Trump signed into law on July 4, 2025. The President’s comprehensive tax and policy legislation, which is estimated to add $3.4 trillion to the federal deficit over the next decade, also included legislation that increases the nation’s debt ceiling by $5 trillion. In the near-to-intermediate term, the new budget deal, along with the possibility that the Federal Reserve may enact one or two quarter-point cuts to the benchmark short-term interest rate, which is widely considered to be restrictive, in the second half of the year, may lift corporate and consumer spending. This may well spur GDP growth over the final six months of calendar 2025.

In all, the business environment has held up well amid the uncertain fiscal and monetary environment, highlighted by double-digit earnings growth for the S&P 500 companies during the first quarter of 2025. This, along with the popularity of artificial intelligence (AI)-related stocks, helped the major averages climb the proverbial “wall of worry,” with the S&P 500 Index and technology-dominated NASDAQ Composite ending the first half of 2025 at record highs. That said, valuations looked quite frothy entering the second half of 2025 and with concerns over import tariffs and inflation still persisting, some share-price volatility can’t be ruled out.

Results of Operations for Fiscal Years 2025, 2024 and 2023

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,			Change
($ in thousands, except earnings per share)	2025	2024	2023	'25 vs. '24	'24 vs. '23

Income from operations	$5,985	$9,141	$11,470	-34.5%	-20.3%
Non-voting revenues and non-voting profits interests from EAM Trust	18,318	13,282	11,131	37.9%	19.3%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	24,303	22,423	22,601	8.4%	-0.8%
Operating expenses	29,094	28,346	28,225	2.6%	0.4%
Investment gains	3,238	2,764	1,174	17.1%	135.4%
Income before income taxes	$27,541	$25,187	$23,775	9.3%	5.9%
Net income	$20,686	$19,016	$18,069	8.8%	5.2%
Earnings per share	$2.20	$2.02	$1.91	8.9%	5.6%

During the twelve months ended April 30, 2025, the Company’s net income of $20,686,000, or $2.20 per share, was 8.8% above net income of $19,016,000, or $2.02 per share, for the twelve months ended April 30, 2024. During the twelve months ended April 30, 2025, the Company’s income from operations was $5,985,000 compared to income from operations of $9,141,000 during the twelve months ended April 30, 2024. For the twelve months ended April 30, 2025, operating expenses increased 2.6% above those during the twelve months ended April 30, 2024. Due to stock market trends, copyright revenue, an element of operating income, declined this year while at the same time, revenues and profits income from EAM were up significantly.

During the twelve months ended April 30, 2025, there were 9,417,097 average common shares outstanding as compared to 9,428,379 average common shares outstanding during the twelve months ended April 30, 2024.

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

During the three months ended April 30, 2025, the Company’s net income of $3,951,000, or $0.42 per share, was 17.4% below net income of $4,784,000, or $0.51 per share, for the three months ended April 30, 2024. During the three months ended April 30, 2025, the Company’s income from operations was $830,000 compared to income from operations of $1,488,000 during the three months ended April 30, 2024.

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

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2025	2024	2023	'25 vs. '24	'24 vs. '23
Investment periodicals and related publications:
Print	$8,783	$9,286	$9,963	-5.4%	-6.8%
Digital	15,899	16,134	16,269	-1.5%	-0.8%
Total investment periodicals and related publications	24,682	25,420	26,232	-2.9%	-3.1%
Copyright fees	10,397	12,067	13,463	-13.8%	-10.4%
Total operating revenues	$35,079	$37,487	$39,695	-6.4%	-5.6%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2025		2024		2023
	Print	Digital	Print	Digital	Print	Digital
New Sales	14.1%	8.4%	12.5%	10.4%	10.9%	11.0%
Renewal Sales	85.9%	91.6%	87.5%	89.6%	89.1%	89.0%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2025, 2024 & 2023, new sales of print publications increased while conversion and renewal sales orders decreased.

	As of April 30,			Change
($ in thousands)	2025	2024	2023	'25 vs. '24	'24 vs. '23
Unearned subscription revenue (current and long-term liabilities)	$22,290	$22,281	$22,973	0.04%	-3.01%

A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $24,682,000 (excluding copyright fees) during the twelve months ended April 30, 2025 were 2.9% below publishing revenues of $25,420,000 in the prior fiscal year. The Company continued and increased to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, particularly in volatile markets, total product line circulation at April 30, 2025, was 1.7% below total product line circulation at April 30, 2024.

Total print circulation at April 30, 2025 was 1.9% below the total print circulation at April 30, 2024. During the twelve months ended April 30, 2025, print publication revenues of $8,783,000, decreased 5.4%, below print publication revenues of $9,286,000 during April of 2024 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at April 30, 2025 was 1.5% below total digital circulation at April 30, 2024 with the professional clientele offsetting individual subscribers. During the twelve months ended April 30, 2025, digital revenues of $15,899,000 were down 1.5% as compared to the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

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

Total print circulation at April 30, 2024 was 4.6% below the total print circulation at April 30, 2023. During the twelve months ended April 30, 2024, print publication revenues of $9,286,000, decreased 6.8%, below print publication revenues of $9,963,000 during April of 2023 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at April 30, 2024 was 1.4% below total digital circulation at April 30, 2023 with the professional clientele offsetting individual subscribers. During the twelve months ended April 30, 2024, digital revenues of $16,134,000 were slightly below compared to the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

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

Total print circulation at April 30, 2023 was 16.0% below the total print circulation at April 30, 2022. During the twelve months ended April 30, 2023, print publication revenues of $9,963,000, decreased 11.5%, below print publication revenues of $11,253,000 during April of 2022 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at April 30, 2023 was 2.7% below total digital circulation at April 30, 2022 with the professional clientele offsetting individual subscribers. During the twelve months ended April 30, 2023, digital revenues of $16,269,000 were up 2.4% as compared to the prior fiscal year. These figures reflect the ongoing shift from our print services to digital counterparts. Further, publishing revenue was fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

Value Line serves primarily individual and professional investors in stocks, who pay mostly on annual subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere. The ongoing goal of adding new subscribers has led us to introduce publications and packages at a range of price points. Prominently introduced in fiscal 2020 and 2021 were new features in the Value Line Research Center, which are The Value Line ETFs Service, monthly publication Value Line Information You Should Know Wealth Newsletter, The Value Line M & A Service, and our Value Line Climate Change Investing Service.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, is also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended April 30, 2025, the combined Ranking System “Rank 1 & 2” stocks’ decrease of 6.0% compared favorably to the Russell 2000 Index’s decrease of 10.6% during the comparable period. During the twelve month period ended April 30, 2025, the combined Ranking System “Rank 1 & 2” stocks’ increase of 7.4% compared favorably to the Russell 2000 Index’s decrease of 0.5% during the comparable period.

Copyright fees

During the twelve months ended April 30, 2025, copyright fees of $10,397,000 were 13.8% below those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2024, copyright fees of $12,067,000 were 10.4% below those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2023, copyright fees of $13,463,000 were slightly above those during the corresponding period in the prior fiscal year. These fees depend on the assets under management in financial products with contractual arrangements to use the Ranks and other Value Line proprietary information, which tend to fluctuate based on interest rates and ratings by fund rating agencies, among other factors.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2025, were $4.68 billion, which is $0.51 billion, or 12.0%, above total assets of $4.17 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2024.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2024, were $4.17 billion, which is $1.08 billion, or 35.0%, above total assets of $3.09 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2023.

Value Line Equity Funds experienced net inflows and the associated net asset outflows (redemptions less new sales) in fiscal 2025. Value Line Fixed Income Funds experienced net outflows during fiscal year 2025.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows for sales, and outflows for redemptions reflect decisions of individual investors and/or their investment advisors. The table also illustrates the assets within the Value Line Funds broken down into equity funds and fixed income funds as of April 30, 2025, 2024 and 2023.

Asset Flows

For the Years Ended April 30,	2025	2024	2023	2025	2024
				vs.	vs.
				2024	2023
Value Line equity fund assets — beginning	$4,137,210,006	$3,051,550,040	$3,312,889,678	35.6%	-7.9%
Sales/inflows	$1,185,922,660	$1,265,003,253	$514,725,223	-6.3%	145.8%
Dividend and Capital Gain Reinvested	$158,326,887	$133,650,073	$194,068,940	18.5%	-31.1%
Redemptions/outflows	$(1,022,623,669)	$(786,671,032)	$(858,248,017)	30.0%	-8.3%
Dividend and Capital Gain Distribution	$(164,401,247)	$(134,961,191)	$(202,981,966)	21.8%	-33.5%
Market value change	$345,176,192	$608,638,863	$91,096,182	-43.3%	568.1%
Value Line equity fund assets — ending	$4,639,610,829	$4,137,210,006	$3,051,550,040	12.1%	35.6%
Value Line fixed income fund assets — beginning	$35,837,048	$41,104,251	$44,736,495	-12.8%	-8.1%
Sales/inflows	$948,097	$149,059	$196,436	536.1%	-24.1%
Dividend and Capital Gain Reinvested	$1,273,341	$1,168,217	$808,077	9.0%	44.6%
Redemptions/outflows	$(4,238,720)	$(4,157,474)	$(3,240,355)	2.0%	28.3%
Dividend and Capital Gain Distribution	$(1,360,814)	$(1,279,170)	$(877,002)	6.4%	45.9%
Market value change	$3,559,806	$(1,147,835)	$(519,400)	-410.1%	121.0%
Value Line fixed income fund assets — ending	$36,018,758	$35,837,048	$41,104,251	0.5%	-12.8%
Assets under management — ending	$4,675,629,587	$4,173,047,054	$3,092,654,291	12.0%	34.9%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the twelve months ended April 30, 2025, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $31,387,000, 12b-1 fees and other fees of $7,788,000 and other net gains of $476,000. For the same period, total investment management fee waivers were a nominal $180,000 and 12b-1 fee waivers were $90,000. During the twelve months ended April 30, 2025, EAM's net income was $4,270,000 after giving effect to Value Line’s non-voting revenues interest of $16,183,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2025, one of the Value Line Funds has 12b-1 fees waivers in place, and four funds have investment management fee waivers in place amounting in aggregate to less than 1% of all EAM management fee revenues.

The Value Line equity and hybrid funds’ assets represent 99.2% and fixed income fund assets represent 0.8%, respectively, of total fund assets under management (“AUM”) as of April 30, 2025. At April 30, 2025, equity and hybrid AUM increased by 12.0% and fixed income AUM was similar when compared to last year at April 30, 2024.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2025	2024	2023	'25 vs. '24	'24 vs. '23
Non-voting revenues interest	$16,183	$11,900	$10,397	36.0%	14.5%
Non-voting profits interest	2,135	1,382	734	54.5%	88.3%
	$18,318	$13,282	$11,131	37.9%	19.3%

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2025	2024	2023	'25 vs. '24	'24 vs. '23
Advertising and promotion	$3,797	$2,955	$3,049	28.5%	-3.1%
Salaries and employee benefits	14,455	14,851	15,203	-2.7%	-2.3%
Production and distribution	5,987	5,455	5,210	9.8%	4.7%
Office and administration	4,855	5,085	4,763	-4.5%	6.8%
Total expenses	$29,094	$28,346	$28,225	2.6%	0.4%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $29,094,000 during the twelve months ended April 30, 2025, were 2.6% above those during the twelve months ended April 30, 2024. Operating expenses of $7,557,000 during the three months ended April 30, 2025, were slightly above those during the three months ended April 30, 2024.

Operating expenses of $28,346,000 during the twelve months ended April 30, 2024, were 0.4% above those during the twelve months ended April 30, 2023. Operating expenses of $7,515,000 during the three months ended April 30, 2024, were 8.0% above those during the three months ended April 30, 2023, reflecting expenses connected with discontinuing in-house warehousing and distribution functions.

Operating expenses of $28,225,000 during the twelve months ended April 30, 2023, were 5.0% below those during the twelve months ended April 30, 2022 as a result of cost controls in fiscal year 2023. Operating expenses of $6,961,000 during the three months ended April 30, 2023, were 3.4% below those during the three months ended April 30, 2022.

Advertising and promotion

During twelve months ended April 30, 2025, advertising and promotion expenses of $3,797,000 increased 28.5% as compared to the prior fiscal year. During the twelve months ended April 30, 2025, increases were primarily due to increases in direct mail and other promotion costs.

During twelve months ended April 30, 2024, advertising and promotion expenses of $2,955,000 decreased 3.1% as compared to the prior fiscal year. During the twelve months ended April 30, 2024, decreases were primarily due to decreases in total sales commissions.

During twelve months ended April 30, 2023, advertising and promotion expenses of $3,049,000 decreased 5.4% as compared to the prior fiscal year. During the twelve months ended April 30, 2023, decreases were primarily due to decreases in media advertising expenses and direct mail campaigns, partially offset by increases in renewal solicitation costs and institutional sales commissions.

Salaries and employee benefits

During the twelve months ended April 30, 2025, salaries and employee benefits of $14,455,000 decreased 2.7% below the prior fiscal year, primarily due to decreases in salaries and employee benefits resulting from reduced employee headcount and the outsourcing of the Company’s distribution operation to domestic contractors since the latter part of fiscal 2024.

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

During the twelve months ended April 30, 2025, 2024 and 2023, the Company recorded profit sharing expenses of $422,000, $410,000 and $557,000, respectively.

Production and distribution

During the twelve months ended April 30, 2025, production and distribution expenses of $5,987,000 increased 9.8% above the prior fiscal year primarily due to increases in third-party distribution and mailing expenses that resulted from outsourcing our internal distribution operations after April 2024, while ending our internal VLDC operation at April 30, 2024.

During the twelve months ended April 30, 2024, production and distribution expenses of $5,455,000 increased 4.7% above the prior fiscal year primarily due to increases in fulfillment restructuring costs and an increase in paper costs, offset by decreases in production expenses to support the Company’s website and maintenance of the Company’s publishing and application software and operating systems.

During the twelve months ended April 30, 2023, production and distribution expenses of $5,211,000 increased 4.1% above the prior fiscal year. Increases in production support of the Company’s website and maintenance of the Company’s publishing and application software and operating systems were partially offset by lower paper and printing costs resulting from decreases in print circulation.

Office and administration

During the twelve months ended April 30, 2025, office and administrative expenses of $4,855,000 decreased 4.5% below the prior fiscal year, primarily because the Company did not have to incur restructuring costs for outsourcing VLDC's operations as in the previous fiscal year.

During the twelve months ended April 30, 2024, office and administrative expenses of $5,085,000 increased 6.8% above the prior fiscal year, primarily due to an increase in restructuring costs for outsourcing VLDC’s operations.

During the twelve months ended April 30, 2023, office and administrative expenses of $4,763,000 increased 14.1% above the prior fiscal year, primarily due to an increase in settlement costs and professional fees.

Concentration

During the twelve months ended April 30, 2025, 29.6% of total publishing revenues of $35,079,000 were derived from a single customer. During the twelve months ended April 30, 2024, 32.2% of total publishing revenues of $37,487,000 were derived from a single customer. During the twelve months ended April 30, 2023, 33.9% of total publishing revenues of $39,695,000 were derived from a single customer.

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

Investment gains / (losses)

	Fiscal Years Ended April 30,			Change
($ in thousands)	2025	2024	2023	'25 vs. '24	'24 vs. '23
Dividend income	$553	$551	$595	0.4%	-7.4%
Interest income	2,126	1,934	706	9.9%	173.9%
Investment gains/(losses) recognized on sale of equity securities during the period	(123)	(1)	(81)	-12200.0%	98.8%
Unrealized gains/(losses) recognized on equity securities held at the end of the period	682	288	(45)	136.8%	740.0%
Other	-	(8)	(1)	100.0%	-700.0%
Total investment gains/(losses)	$3,238	$2,764	$1,174	17.1%	135.4%

During the twelve months ended April 30, 2025, the Company’s total investment gains of $3,238,000 increased 17.1% above prior fiscal year, primarily derived from unrealized gains on equity securities and increases in the interest income. Proceeds from the sales of equity securities during the twelve months ended April 30, 2025 and April 30, 2024 were $3,243,000 and $1,129,000, respectively. There were no capital gain distributions from ETFs in fiscal 2025 or fiscal 2024.

During the twelve months ended April 30, 2024, the Company’s total investment gains of $2,764,000 increased 135.4% above prior fiscal year, primarily derived from unrealized gains on equity securities and increases in the interest income. Proceeds from the sales of equity securities during the twelve months ended April 30, 2024 and April 30, 2023 were $1,129,000 and $4,706,000, respectively. There were no capital gain distributions from ETFs in fiscal 2024 or fiscal 2023.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2025, April 30, 2024 and April 30, 2023 were 24.89%, 24.50% and 24.00%, respectively. The increase in the effective tax rate during for the twelve months ended April 30, 2025 as compared to April 30, 2024, is primarily a result of an increase in the state and local tax rate from 3.72% to 4.09%. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, changes in tax rates, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $56,230,000 as of April 30, 2025 and $48,770,000 as of April 30, 2024. These amounts include short-term unearned revenue of $16,558,000 and $15,764,000 reflected in total current liabilities at April 30, 2025 and April 30, 2024, respectively. Cash and short-term securities were $77,391,000 and $68,345,000 as of April 30, 2025 and April 30, 2024, respectively.

The Company’s cash and cash equivalents include $33,615,000 and $4,136,000 at April 30, 2025 and April 30, 2024, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $20,243,000 during the twelve months ended April 30, 2025, compared to cash inflows from operations of $17,932,000 and $18,178,000 during the twelve months ended April 30, 2024 and 2023, respectively. The change in cash inflows was a result of an increase in cash receipts, EAM, publication subscription sales and a decrease in income tax payments offset by a decrease in cash receipts from customer accounts receivable from the same period last year.

Cash from investing activities

The Company’s cash inflows from investing activities of $21,200,000 during the twelve months ended April 30, 2025, compared to cash outflows from investing activities of $10,048,000 and cash outflows of $26,116,000 for the twelve months ended April 30, 2024 and April 30, 2023, respectively. The significant cash inflows in investing activities for the twelve months ended April 30, 2025 was a result of management’s conscious decisions to invest the proceeds from maturities of fixed income short-term securities in the Company’s short-term U.S. Government money market fund accounts at sometimes higher yields than U.S Treasury Bills.

Cash from financing activities

During the twelve months ended April 30, 2025, the Company’s cash outflows from financing activities were $11,756,000 and compared to cash outflows from financing activities of $11,084,000 and $14,175,000 for the twelve months ended April 30, 2024 and 2023, respectively. Cash outflows for financing activities included $453,000, $523,000 and $4,704,000 for the repurchase of 11,480 shares, 12,057 shares and 75,303 shares of the Company’s common stock under the May 2022 & October 2022 board approved common stock repurchase programs, during fiscal years 2025, 2024 and 2023, respectively. Quarterly regular dividend payments of $0.30 per share during fiscal 2025 aggregated $11,303,000. Quarterly regular dividend payments of $0.28 per share during fiscal 2024 aggregated $10,561,000. Quarterly regular dividend payments of $0.25 per share during fiscal 2023 aggregated $9,471,000.

At April 30, 2025 there were 9,417,097 common shares outstanding as compared to 9,428,379 common shares outstanding at April 30, 2024. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond next year. Management does not anticipate making any borrowings during the next twelve months. As of April 30, 2025, retained earnings and liquid assets were $113,400,000 and $77,391,000, respectively. As of April 30, 2024, retained earnings and liquid assets were $104,249,000 and $68,345,000, respectively.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 with such disclosures included in Note 18 to our Consolidated Financial Statements.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses include in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are currently evaluating the impact on our financial statement disclosures.

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

Investment in EAM Trust

The Company accounts for its investment in EAM using the equity method of accounting. A specialized valuation firm annually prepares an evaluation of the EAM business, permitting the Company to determine that the valuation of our investment is not impaired. Based on this evaluation by the firm engaged by EAM, EAM determines if there is other-than-temporary impairment in its investment. The Company uses the report information for a similar purpose.

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

Contractual Obligations

We are a party to lease contracts which will result in cash payments to lessors in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next four fiscal years (in thousands): $1,461 in 2026; $1,493 in 2027 and $882 in 2028 totaling $3,836.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of April 30, 2025 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $22,518,000 and $22,435,000, respectively. As of April 30, 2024 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $47,931,000 and $47,611,000, respectively.

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

Fixed Income Securities
		Estimated Fair Value after
		Hypothetical Change in Interest Rate
		(in thousands)

		(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease

As of April 30, 2025
Investments in securities with fixed maturities	$22,435	$22,043	$22,480	$21,830	$22,702
As of April 30, 2024
Investments in securities with fixed maturities	$47,611	$46,554	$46,935	$46,363	$47,126

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

As of April 30, 2025 and April 30, 2024, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), other Exchange Traded Funds and common stock equity securities was a combined total $15,513,000 and $11,663,000, respectively, and the fair value was $20,879,000 and $16,344,000, respectively.

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2025	Equity Securities and ETFs held for dividend yield	$20,879	30% increase	$27,143	4.96%
			30% decrease	$14,615	-4.96%

Equity Securities				Estimated Fair Value after	Hypothetical Percentage
			Hypothetical	Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2024	Equity Securities and ETFs held for dividend yield	$16,344	30% increase	$21,247	4.27%
			30% decrease	$11,441	-4.27%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2025, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Changes in Internal Controls

In the course of the evaluation of disclosure controls and procedures, the Chief Executive Officer and Vice President & Treasurer considered certain internal control areas in which the Company has made and is continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Vice President & Treasurer of the Company concluded that there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2025. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control systems over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal year ended April 30, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Director
(a) Names of Directors, Age as of June 30, 2025 and Principal Occupation	Since
Stephen R. Anastasio* (66). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 30 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (75). Retired. Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein had been employed by Value Line, Inc. for more than 25 years. She retired as an employee on July 31, 2022.	2010
Howard A. Brecher* (71). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer of the Company from prior to 2005 to the present; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. from prior to 2005 to the present.	1992

Mr. Brecher has been an officer of the Company for more than 25 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

Stephen P. Davis (73). Retired Deputy Commissioner, New York City Police Department (“NYPD”), from 2014 to 2018. Managing Member, Davis Investigative Group, LLC from 2001 to 2013, and since April, 2018. Mr. Davis served as a senior appointed official in the NYPD from which he retired in 1992 as a uniformed senior officer. He has successfully managed his own business serving the financial services industry and other clients for more than 15 years.	2010
Alfred R. Fiore (69). Retired Chief of Police, Westport, CT from 2004 to 2011. Mr. Fiore served as the senior official of a municipal department with both executive and budget responsibilities. He was Chief of Police, Westport, CT for seven years and was a member of that Police Department for more than 33 years.	2010
Glenn J. Muenzer (67). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2025, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2025.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2025 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	91.74%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of June 30, 2025, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 91.74% of the outstanding shares of the Company’s common stock as of April 30, 2025, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2025 and April 30, 2024, the Company was reimbursed $356,000 and $364,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2025 or April 30, 2024. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2025 and 2024, the Company made payments to AB&Co. for federal income taxes amounting to $5,058,000 and $5,448,000, respectively.

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from the Value Line Mutual Funds and separate accounts business, and 50% of EAM’s net profits.

During the twelve months ended April 30, 2025 and April 30, 2024, the Company recorded income of $18,318,000 and $13,282,000, respectively, consisting of $16,183,000 and $11,900,000, from its non-voting revenues interest in EAM and $2,135,000 and $1,382,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

During the twelve months ended April 30, 2023, the Company recorded income of $11,131,000, consisting of $10,397,000, from its non-voting revenues interest in EAM and $734,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $4,493,000 and $3,865,000 at April 30, 2025 and April 30, 2024, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors. Transactions covered for the fiscal year ended April 30, 2025 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees billed by the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2025	2024	2023
Audit fees	$166,000	$166,000	$166,000
Audit-related fees	56,875	48,415	9,365
Tax related fees	117,580	133,225	141,885
Total	$340,555	$347,640	$317,250

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees billed by Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2025, 2024 and 2023 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures.

The Audit Committee of the Company's Board of Directors approves all services provided by Horowitz & Ullmann, P.C., prior to the provision of those services. The Audit Committee has not adopted any specific pre-approval policies and procedures.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.\

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

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2021 filed with the SEC on July 29, 2021.

21.1	List of subsidiaries of Value Line, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.*

32.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.*

99.1	EULAV Asset Management Audited Comparative Consolidated Financial Statements as of April 30, 2025, April 30, 2024 & April 30, 2023. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

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

Dated: July 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer

Glenn Muenzer

Director

/s/ Stephen P. Davis

Stephen Davis

Director

/s/ Alfred R. Fiore

Alfred Fiore

Director

/s/ Mary Bernstein

Mary Bernstein

Director

Dated: July 29, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Value Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries (the “Company”) as of April 30, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Investment in Unconsolidated Entity

As described in note 4 to the consolidated financial statements, the Company uses the equity method of accounting to report its investment in its unconsolidated entity. As of April 30, 2025, the carrying value of the investment was $60,807,000.  On an annual basis, management performs an impairment assessment to ensure that the carrying value of the investment in its unconsolidated entity is properly reflected.

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

New York, NY

July 29, 2025

Part II

Item 8.

Value Line, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	April 30,	April 30,
	2025	2024

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $33,615 and $4,136, respectively)	$34,077	$4,390
Equity securities	20,879	16,344
Available-for-sale Fixed Income securities	22,435	47,611
Accounts receivable, net of allowance for credit losses of $16 and $31, respectively	1,327	1,310
Prepaid and refundable income taxes	42	209
Prepaid expenses and other current assets	1,123	1,160
Total current assets	79,883	71,024

Long term assets:
Investment in EAM Trust	60,807	60,134
Restricted money market investments	305	305
Property and equipment, net	3,475	4,440
Capitalized software and other intangible assets, net	63	132
Total long term assets	64,650	65,011

Total assets	$144,533	$136,035

Liabilities and Shareholders' Equity Current Liabilities:
Accounts payable and accrued liabilities	$1,528	$1,430
Accrued salaries	1,161	1,020
Dividends payable	3,059	2,827
Accrued taxes on income	43	7
Operating lease obligation-short term	1,304	1,206
Unearned revenue	16,558	15,764
Total current liabilities	23,653	22,254

Long term liabilities:
Unearned revenue	5,732	6,517
Operating lease obligation-long term	2,275	3,578
Deferred income taxes	13,195	12,893
Total long term liabilities	21,202	22,988
Total liabilities	44,855	45,242

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	113,400	104,249
Treasury stock, at cost (588,997 shares and 577,517 shares, respectively)	(15,647)	(15,194)
Accumulated other comprehensive income, net of tax	(66)	(253)
Total shareholders' equity	99,678	90,793

Total liabilities and shareholders' equity	$144,533	$136,035

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Income

(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2025	2024	2023

Revenues:
Investment periodicals and related publications	$24,682	$25,420	$26,232
Copyright fees	10,397	12,067	13,463
Total publishing revenues	35,079	37,487	39,695

Expenses:
Advertising and promotion	3,797	2,955	3,049
Salaries and employee benefits	14,455	14,851	15,203
Production and distribution	5,987	5,455	5,210
Office and administration	4,855	5,085	4,763
Total expenses	29,094	28,346	28,225
Income from operations	5,985	9,141	11,470

Revenues interest in EAM Trust	16,183	11,900	10,397
Profits interest in EAM Trust	2,135	1,382	734
Investment gains	3,238	2,764	1,174
Income before income taxes	27,541	25,187	23,775
Income tax provision	6,855	6,171	5,706
Net income	$20,686	$19,016	$18,069

Earnings per share, basic & fully diluted	$2.20	$2.02	$1.91

Weighted average number of common shares	9,417,097	9,428,379	9,458,605

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2025	2024	2023

Net income	$20,686	$19,016	$18,069

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on Fixed Income securities, net of taxes	187	(627)	398
Other comprehensive income/(loss)	187	(627)	398
Comprehensive income	$20,873	$18,389	$18,467

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended
	April 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$20,686	$19,016	$18,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,271	1,409	1,349
Investment (gains)/losses	(559)	(287)	125
Non-voting profits interest in EAM Trust	(2,135)	(1,382)	(734)
Non-voting revenues interest in EAM Trust	(16,183)	(11,900)	(10,397)
Revenues distribution received from EAM Trust	15,570	10,900	11,284
Profits distributions received from EAM Trust	2,075	1,023	1,043
Deferred rent	(1,205)	(1,344)	(1,240)
Deferred income taxes	283	92	20
Changes in operating assets and liabilities:
Unearned revenue	9	(692)	(800)
Accounts payable & accrued expenses	98	167	(51)
Accrued salaries	141	59	(176)
Accrued taxes on income	5	(462)	185
Prepaid and refundable income taxes	167	216	163
Prepaid expenses and other current assets	35	303	(215)
Accounts receivable	(15)	814	(447)
Total adjustments	(443)	(1,084)	109
Net cash provided by operating activities	20,243	17,932	18,178

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	3,243	1,129	4,706
Purchases of equity securities	(7,218)	(2,639)	(1,732)
Proceeds from sales of Fixed Income securities	43,477	37,114	9,907
Purchases of Fixed Income securities	(18,065)	(45,575)	(38,857)
Acquisition of property and equipment	(178)	(15)	(30)
Expenditures for capitalized software	(59)	(62)	(110)
Net cash provided by/(used in) investing activities	21,200	(10,048)	(26,116)

Cash flows from financing activities:
Purchase of treasury stock at cost	(453)	(523)	(4,704)
Dividends paid	(11,303)	(10,561)	(9,471)
Net cash used in financing activities	(11,756)	(11,084)	(14,175)
Net change in cash and cash equivalents	29,687	(3,200)	(22,113)
Cash, cash equivalents and restricted cash at beginning of year	4,695	7,895	30,008
Cash, cash equivalents and restricted cash at end of year	$34,382	$4,695	$7,895

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Fiscal Years Ended April 30, 2025, 2024 and 2023
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

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2024	10,000,000	$1,000	$991	(577,517)	$(15,194)	$104,249	$(253)	$90,793

Net income						20,686		20,686
Change in unrealized gains on
Fixed Income securities, net of taxes							187	187
Purchase of treasury stock				(11,480)	(453)			(453)
Dividends declared						(11,535)		(11,535)
Balance as of April 30, 2025	10,000,000	$1,000	$991	(588,997)	$(15,647)	$113,400	$(66)	$99,678

Dividends declared per share were $0.30 for each of the three months ended July 31, 2024, October 31, 2024 and January 31, 2025 and $0.325 for the three months ended April 30, 2025.

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

Recent Accounting Pronouncements:

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 with such disclosures included in Note 18 to our Consolidated Financial Statements.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses include in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are currently evaluating the impact on our financial statement disclosures.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$33,615	$-	$-	$33,615
Equity securities	20,879	-	-	20,879
Available-for-sale fixed income securities	22,435	-	-	22,435
	$76,929	$-	$-	$76,929

	As of April 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,136	$-	$-	$4,136
Equity securities	16,344	-	-	16,344
Available-for-sale fixed income securities	47,361	250	-	47,611
	$67,841	$250	$-	$68,091

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2025 and April 30, 2024, there were no Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2025, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short-term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2025 and April 30, 2024, cash equivalents included $33,615,000 and $4,136,000, respectively, for amounts invested in  money market mutual funds that invest in short-term U.S. government securities.

Note 2 - Supplementary Cash Flow Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	Fiscal Years Ended April 30,
($ in thousands)	2025	2024	2023
Cash and cash equivalents	$34,077	$4,390	$7,590
Restricted cash	305	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$34,382	$4,695	$7,895

Income Tax Payments:

The Company made income tax payments as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2025	2024	2023
State and local income tax payments	$1,179	$1,090	$923
Federal income tax payments	$5,058	$5,448	$4,425

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2025, were $4.68 billion, which is $0.51 billion, or 12.0%, above total assets of $4.17 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2024.

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

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $4,493,000 and $3,865,000 at April 30, 2025 and April 30, 2024, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2025	2024	2023
Non-voting revenues interest in EAM	$16,183	$11,900	$10,397
Non-voting profits interest in EAM	2,135	1,382	734
	$18,318	$13,282	$11,131

Transactions with Parent:

During the fiscal years ended April 30, 2025 and April 30, 2024, the Company was reimbursed $356,000 and $364,000, respectively for payments it made on behalf of and for services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2025 or April 30, 2024.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2025, 2024, and 2023, the Company made  payments to the Parent for federal income tax amounting to $5,058,000, $5,448,000, and $4,425,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2025, the Parent owned 91.74% of the outstanding shares of common stock of the Company.

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

As of April 30, 2025 and April 30, 2024, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $15,513,000 and $11,663,000, respectively, and the fair value was $20,879,000 and $16,344,000, respectively.

The carrying value and fair value of equity securities at April 30, 2025 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$15,513	$5,450	$(84)	$20,879

The carrying value and fair value of equity securities at April 30, 2024 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$11,663	$4,685	$(4)	$16,344

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2025 and April 30, 2024, were $43,477,000 and $37,114,000, respectively. As of April 30, 2025, Accumulated Other Comprehensive Income included unrealized losses of $83,000, net of deferred tax benefits of $17,000. As of April 30, 2024, Accumulated Other Comprehensive Income included unrealized losses of $320,000, net of deferred tax benefits of $67,000.

The aggregate cost and fair value at April 30, 2025 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$15,407	$10	$(1)	$15,416
Due within 1 year through 5 years	7,111	-	(92)	7,019
Total investment in government debt securities	$22,518	$10	$(93)	$22,435

The decrease in gross unrealized losses of $237,000 on fixed income securities classified as available-for-sale net of deferred income tax liability of $50,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2025.

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

The average yield on the Government debt securities classified as available-for-sale at April 30, 2025 and April 30, 2024 was 5.99% and 4.40%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2025	2024	2023
Dividend income	$553	$551	$595
Interest income	2,126	1,934	706
Investment gains/(losses) recognized on sales of equity securities during the period	(123)	(1)	(81)
Unrealized gains/(losses) recognized on equity securities held at the end of the period	682	288	(45)
Other	-	(8)	(1)
Total investment gains/(losses)	$3,238	$2,764	$1,174

Proceeds from sales of equity securities during the twelve months ended April 30, 2025 and April 30, 2024 were $3,243,000 and $1,129,000, respectively. Taxable realized gains/(losses) on equity securities sold during fiscal years 2025 and 2024, which are generally the difference between the proceeds from sales and our original cost, were losses of $126,000 in fiscal 2025 and losses of $16,000 in fiscal 2024.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2025 and April 30, 2024, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $60,807,000 and $60,134,000, respectively.

The value of VLI’s investment in EAM at April 30, 2025 and April 30, 2024 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2025	2024	2023
Investment management fees earned from the Value Line Funds, net of waivers shown below	$31,387	$24,383	$19,824
12b-1 fees and other fees, net of waivers shown below	$7,788	$6,584	$5,964
Other income/(losses)	$476	$433	$142
Investment management fee waivers and reimbursements	$180	$288	$164
12b-1 fee waivers	$90	$94	$105
Value Line’s non-voting revenues interest	$16,183	$11,900	$10,397
EAM's net income (1)	$4,270	$2,764	$1,468

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2025	2024
EAM's total assets	$63,699	$63,076
EAM's total liabilities (1)	(6,373)	(5,881)
EAM's total equity	$57,326	$57,195

(1) At April 30, 2025 and 2024, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $4,493,000 and $3,865,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2025	$63,699	$60,807	$-	$60,807
As of April 30, 2024	$63,076	$60,134	$-	$60,134

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

	As of April 30,
($ in thousands)	2025	2024

Building and leasehold improvements	$652	$652
Operating lease - right-of-use asset	3,037	4,090
Furniture and equipment	2,430	2,274
	6,119	7,016
Accumulated depreciation and amortization	(2,644)	(2,576)
Total property and equipment, net	$3,475	$4,440

Note 7 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2025	2024	2023
Current tax expense:
Federal	$5,225	$4,847	$4,702
State and local	1,347	1,232	984
Current tax expense	6,572	6,079	5,686
Deferred tax expense (benefit):
Federal	274	86	23
State and local	9	6	(3)
Deferred tax expense:	283	92	20
Income tax provision	$6,855	$6,171	$5,706

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2025, April 30, 2024 and April 30, 2023 were 24.89%, 24.50% and 24.00%, respectively. The increase in the effective tax rate during for the twelve months ended April 30, 2025 as compared to April 30, 2024, is primarily a result of an increase in the state and local tax rate from 3.72% to 4.09%. The increase in the effective tax rate during for the twelve months ended April 30, 2024 as compared to April 30, 2023, is primarily a result of an increase in the state and local tax rate from 3.25% to 3.72%. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, changes in tax rates, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2025	2024
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	78	73
Unrealized gain on securities held for sale	1,127	916
Right of Use Asset	(114)	(128)
Deferred charges	(129)	(138)
Other	(487)	(424)
Total federal tax liability	10,772	10,596

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,287	2,073
Deferred non-cash post-employment compensation	(80)	(72)
Depreciation and amortization	16	13
Unrealized gain on securities held for sale	242	178
Other	(42)	105
Total state and local tax liabilities	2,423	2,297
Deferred tax liability, long-term	$13,195	$12,893

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as a result of the following:

	Fiscal Years Ended April 30,
	2025	2024	2023
U.S. statutory federal tax rate	21.00%	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	4.09%	3.72%	3.25%
Effect of dividends received deductions	(0.21% )	(0.23% )	(0.26% )
Other, net	0.01%	0.01%	0.01%
Effective income tax rate	24.89%	24.50%	24.00%

The Company believes that, as of April 30, 2025, there were no material uncertain tax positions that would require disclosure under GAAP.

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

Note 8 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2025, 2024 and 2023, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $422,000, $411,000 and $410,000, respectively.

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of April 30, 2025, the Company had a long-term lease asset of $3,037,000, solely related to our NYC headquarters, located at 551 Fifth Avenue, New York, NY, recorded in property and equipment in its consolidated balance sheets. The VLDC lease at 205 Chubb Avenue, Lyndhurst, NJ ended on April 30, 2024.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense are presented as part of continuing operations in the consolidated statements of income. For the twelve months ended April 30, 2025, the Company recognized $1,276,000 in lease expense.

For the twelve months ended April 30, 2025, the Company paid $1,428,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,428,000 will be classified within operating activities in the consolidated statements of cash flows.

The Company’s lease does not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the consolidated balance sheet as of April 30, 2025:

Fiscal years ended April 30,	(in thousands)
2026	$1,461
2027	1,493
2028	882
Total undiscounted future minimum lease payments	3,836
Less: difference between undiscounted lease payments & the present value of future lease payments	257
Total operating lease liabilities	$3,579

For the fiscal years ended April 30, 2025, 2024 and 2023, rental expenses were $1,276,000 in fiscal 2025 and $1,499,000 for fiscal years 2024 and fiscal 2023, each.

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of April 30, 2025
Weighted-average remaining lease term (in years)	2.58

Weighted-average discount rate	5.25%

Note 10 - Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, a single customer accounted for a significant portion of the Company's sales in fiscal 2025, 2024 or 2023, and its accounts receivable as of April 30, 2025 or 2024.  During the twelve months ended April 30, 2025, 2024 and 2023, 29.6%, 32.2% and 33.9%, respectively, of total publishing revenues were derived from a single customer as explained in Note 16 - Concentration.

Note 11 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2025 and April 30, 2024 the Company held fixed income securities consisting of securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated  Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2025 are as follows:

	Fiscal Year Ended April 30, 2025
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$237	$(50)	$187
	$237	$(50)	$187

The components of comprehensive income that are included in the Consolidated  Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2024 are as follows:

	Fiscal Year Ended April 30, 2024
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized losses on available-for-sale fixed income securities	$(793)	$166	$(627)
	$(793)	$166	$(627)

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

During the twelve months ended April 30, 2025, the Company capitalized $59,000 related to the third party programmers' costs. During the twelve months ended April 30, 2024, the Company capitalized $62,000 related to the third party programmers' costs. During the twelve months ended April 30, 2023, the Company capitalized $110,000 related to the third party programmers' costs. Total amortization expenses for the years ended April 30, 2025, 2024 and 2023 were $128,000, $62,000 and $49,000, respectively.

Note 13 - Treasury Stock and Repurchase Program:

On October 21, 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $758,000 before the authorized limit is reached.

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining under the Program
Balance as of April 30, 2020	383,279	$5,957	$15.54	$2,000
Purchases effected in open market (1)	53,551	$1,526	$28.50	$-
Balance as of April 30, 2021	436,830	$7,483	$17.13	$474
Purchases effected in open market (2)	53,327	$2,484	$46.58	$-
Balance as of April 30, 2022	490,157	$9,967	$20.33	$1,241
Purchases effected in open market (3)	75,303	$4,704	$62.47	$-
Balance as of April 30, 2023	565,460	$14,671	$25.95	$1,266
Purchases effected in open market (3)	12,057	$523	$43.38	$-
Balance as of April 30, 2024	577,517	$15,194	$26.31	$1,211
Purchases effected in open market (3)	11,480	$453	$39.46	$-
Balance as of April 30, 2025	588,997	$15,647	$26.57	$758

(1) Were acquired during the $2 million repurchase program authorized in April 2020.
(2) Were acquired during the $2 million repurchase program authorized in July 2021 and the $2 million repurchase program authorized in March 2022.
(3) Were acquired during the $3 million repurchase program authorized in May 2022 and the $3 million repurchase program authorized in October 2022.

Note 14 - Copyright Fees:

During the twelve months ended April 30, 2025, copyright fees of $10,397,000 were 13.8% below fiscal 2024. During the twelve months ended April 30, 2024, copyright fees of $12,067,000 were 10.4% below fiscal 2023. During the twelve months ended April 30, 2023, copyright fees of $13,463,000 were 0.6% above fiscal 2022. As of April 30, 2025, total third party sponsored assets were $9.01 billion, as compared to $9.64 billion in assets at April 30, 2024.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at April 30, 2025, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 16 - Concentration:

During the twelve months ended April 30, 2025, 29.6% of total publishing revenues of $35,079,000 were derived from a single customer.  During the twelve months ended April 30, 2024, 32.2% of total publishing revenues of $37,487,000 were derived from a single customer. During the twelve months ended April 30, 2023, 33.9% of total publishing revenues of $39,695,000 were derived from a single customer.

Note 17 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At April 30, 2025 and 2024, the Company had $1,944,000 and $1,419,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

The Company maintains a deposit account of $305,000 at Flagstar Bank as security for a letter of credit in a similar amount (See Note 15).

Note 18 - Business Segments:

The Company allocates resources and assesses financial performance on a consolidated basis. It does so because significant costs, predominately including the Research Department, Information Technology Department, and Occupancy Overhead, are shared in common by all products. Therefore, the investment periodicals and related publications (such as digital equivalents), along with supplying the embedded Proprietary information and intellectual property rights, are treated as one segment, Publishing.

The products and services offered by the Company generally fall into four categories:

•	Comprehensive reference periodical publications
•	Targeted, niche periodical newsletters
•	Investment analysis software
•	Current and historical financial databases

The comprehensive research services (The Value Line Investment Survey, The Value Line Investment Survey – Small and Mid-Cap, The Value Line 600, and The Value Line Fund Advisor Plus) provide both statistical and text coverage of a large number of investment securities, with an emphasis placed on Value Line’s proprietary research, analysis and statistical ranks.

The niche newsletters (Value Line Select ®, Value Line Select: Dividend Income & Growth, Value Line Select: ETFs, The Value Line Special Situations Service®, The Value Line M&A Service, The Value Line Climate Change Investing Service, and The Value Line Information You Should Know Wealth Newsletter) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers and may include topics of interest on market and the business environment.

Investment analysis software (The Value Line Investment Analyzer and The Value Line ETFs Service) includes data sorting and filtering tools. In addition, for institutional and professional subscribers, the Company offers current and historical financial databases (DataFile, Estimates & Projections, and Mutual Funds) via the Internet.

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

The CODM uses available sales, revenue, and expense information primarily to evaluate whether changes are indicated in expenses including advertising, salaries and benefits, and print production, and whether changes in expenses would be likely to cause improvement in revenues, profits, or backlogs of business.

Significant segment revenues include investment periodicals and related publications and copyright fees. Significant segment expenses include advertising and promotion, salaries and employee benefits, production and distribution and office and administration. Other segment items included in consolidated net income consist of revenues and profits interest in EAM Trust and investment gains. Significant segment revenues, segment expenses, and other segment items are presented in our consolidated statements of income and comprehensive income.

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