Form 10-Q
period 2025-07-31
VALUE LINE INC
filed 2025-09-15
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2025
Common stock, $0.10 par value per share	9,407,869 shares

VALUE LINE, INC.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	July 31,	April 30,
	2025	2025
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $33,430 and $33,615, respectively)	$33,708	$34,077
Equity securities	22,126	20,879
Available-for-sale Fixed Income securities	25,362	22,435
Accounts receivable, net of allowance for credit losses of $15 and $16, respectively	1,287	1,327
Prepaid and refundable income taxes	42	42
Prepaid expenses and other current assets	946	1,123
Total current assets	83,471	79,883

Long term assets:
Investment in EAM Trust	61,220	60,807
Restricted money market investments	305	305
Property and equipment, net	3,171	3,475
Capitalized software and other intangible assets, net	36	63
Total long term assets	64,732	64,650

Total assets	$148,203	$144,533

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$991	$1,528
Accrued salaries	1,009	1,161
Dividends payable	3,058	3,059
Accrued taxes on income	1,808	43
Operating lease obligation-short term	1,304	1,304
Unearned revenue	15,553	16,558
Total current liabilities	23,723	23,653

Long term liabilities:
Unearned revenue	6,003	5,732
Operating lease obligation-long term	1,959	2,275
Deferred income taxes	13,482	13,195
Total long term liabilities	21,444	21,202
Total liabilities	45,167	44,855

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	116,802	113,400
Treasury stock, at cost (590,478 shares and 588,997 shares, respectively)	(15,706)	(15,647)
Accumulated other comprehensive income, net of tax	(51)	(66)
Total shareholders' equity	103,036	99,678

Total liabilities and shareholders' equity	$148,203	$144,533

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended
	July 31,
	2025	2024

Revenues:
Investment periodicals and related publications	$6,140	$6,287
Copyright fees	2,466	2,597
Total publishing revenues	8,606	8,884

Expenses:
Advertising and promotion	717	860
Salaries and employee benefits	3,616	3,543
Production and distribution	1,631	1,489
Office and administration	1,146	1,145
Total expenses	7,110	7,037
Income from operations	1,496	1,847

Revenues and profits interests in EAM Trust	5,121	4,241
Investment gains/(losses)	2,019	1,709
Income before income taxes	8,636	7,797
Income tax provision	2,176	1,910
Net income	$6,460	$5,887

Earnings per share, basic & fully diluted	$0.69	$0.62

Weighted average number of common shares	9,414,605	9,419,938

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended
	July 31,
	2025	2024

Net income	$6,460	$5,887

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on Fixed Income securities, net of tax	15	177
Other comprehensive income/(loss)	15	177
Comprehensive income	$6,475	$6,064

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	July 31,
	2025	2024
Cash flows from operating activities:
Net income	$6,460	$5,887

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331	294
Investment (gains)/losses	(1,344)	(950)
Non-voting revenues interest from EAM Trust	(4,488)	(3,680)
Non-voting profits interest from EAM Trust	(633)	(561)
Distributions received from EAM Trust	4,708	4,004
Deferred income taxes	395	315
Deferred rent	(316)	(292)
Changes in operating assets and liabilities:
Unearned revenue	(734)	(1,205)
Accounts payable & accrued expenses	(537)	(563)
Accrued salaries	(152)	(125)
Accrued taxes on income	1,653	1,287
Prepaid and refundable income taxes	-	209
Prepaid expenses and other current assets	179	70
Accounts receivable	38	81
Total adjustments	(900)	(1,116)
Net cash provided by operating activities	5,560	4,771

Cash flows from investing activities:
Purchases of equity securities	(118)	(4,520)
Purchases of fixed income securities classified as available-for-sale	(5,055)	(2,450)
Proceeds from sales of equity securities	215	90
Proceeds from sales of fixed income securities classified as available-for-sale	2,147	16,357
Acquisition of property and equipment	-	(4)
Net cash provided by/(used in) investing activities	(2,811)	9,473

Cash flows from financing activities:
Purchase of treasury stock at cost	(59)	(179)
Dividends paid	(3,059)	(2,827)
Net cash used in financing activities	(3,118)	(3,006)
Net change in cash and cash equivalents	(369)	11,238
Cash, cash equivalents and restricted cash at beginning of period	34,382	4,695
Cash, cash equivalents and restricted cash at end of period	$34,013	$15,933

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2025

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2025	10,000,000	$1,000	$991	(588,997)	$(15,647)	$113,400	$(66)	$99,678

Net income						6,460		6,460
Change in unrealized gains on Fixed Income securities, net of taxes							15	15
Purchase of treasury stock				(1,481)	(59)			(59)
Dividends declared						(3,058)		(3,058)
Balance at July 31, 2025	10,000,000	$1,000	$991	(590,478)	$(15,706)	$116,802	$(51)	$103,036

Dividends declared per common share were $0.325 for the three months ending July 31, 2025.

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

July 31, 2025

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

The Consolidated Condensed Balance Sheets as of July 31, 2025 and April 30, 2025, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025 filed with the SEC on July 29, 2025 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Recent Accounting Pronouncements:

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for annual reporting periods after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 with such disclosures included in Note 16 to our Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for annual reporting periods beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$33,430	$-	$-	$33,430
Equity securities	22,126	-	-	22,126
Available-for-sale fixed income securities	25,362	-	-	25,362
	$80,918	$-	$-	$80,918

	As of April 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$33,615	$-	$-	$33,615
Equity securities	20,879	-	-	20,879
Available-for-sale fixed income securities	22,435	-	-	22,435
	$76,929	$-	$-	$76,929

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2025 and April 30, 2025, there were no Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of July 31, 2025, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2025 and April 30, 2025, cash equivalents included $33,430,000 and $33,615,000, respectively, for amounts invested in money market mutual funds that invest in short-term U.S. government securities.

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

As of July 31, 2025 and April 30, 2025, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total $15,411,000 and $15,513,000, respectively, and the fair value was $22,126,000 and $20,879,000, respectively.

Proceeds from sales of equity securities during the three months ended July 31, 2025 and July 31, 2024, were $215,000 and $90,000, respectively.

The carrying value and fair value of equity securities at July 31, 2025 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$15,411	$6,743	$(28)	$22,126

The carrying value and fair value of equity securities at April 30, 2025 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$15,513	$5,450	$(84)	$20,879

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2025 and July 31, 2024, were $2,147,000 and $16,357,000, respectively. As of July 31, 2025, Accumulated Other Comprehensive Income included unrealized losses of $65,000 net of deferred tax benefits of $14,000.  As of April 30, 2025, Accumulated Other Comprehensive Income included unrealized losses of $83,000, net of deferred tax benefits of $17,000.

The aggregate cost and fair value at July 31, 2025 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$18,400	$7	(10)	$18,397
Due 1 year through 5 years	7,027	-	(62)	6,965
Total investment in government debt securities	$25,427	$7	$(72)	$25,362

The decrease in gross unrealized losses of $18,000 on fixed income securities classified as available-for-sale net of deferred income tax liability of $3,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of July 31, 2025.

The aggregate cost and fair value at April 30, 2025 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$15,407	$10	$(1)	$15,416
Due within 1 year through 5 years	7,111	$-	(92)	7,019
Total investment in government debt securities	$22,518	$10	$(93)	$22,435

The decrease in gross unrealized losses of $237,000 on fixed income securities classified as available-for-sale net of deferred income tax liability of $50,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2025.

The average yield on the Government debt securities classified as available-for-sale at July 31, 2025 and April 30, 2025 was 4.2% and 4.3%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2025	2024
Dividend income	$161	$147
Interest income	514	545
Investment gains/(losses) recognized on sales of equity securities during the period	2	-
Unrealized gains/(losses) recognized on equity securities held at the end of the period	1,342	950
Other	-	67
Total investment gains/(losses)	$2,019	$1,709

Taxable realized gains/(losses) on equity securities sold during fiscal years 2026 and 2025, which are generally the difference between the proceeds from sales and our original cost, were losses of $5,000 in fiscal 2026 and none in fiscal 2025.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of July 31, 2025 and April 30, 2025, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $61,220,000 and $60,807,000, respectively.

The value of VLI’s investment in EAM at July 31, 2025 and April 30, 2025 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements. EAM did not record any impairment losses for its assets during the fiscal years 2026 or 2025.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2025	2024
Investment management fees earned from the Value Line Funds, net of waivers shown below	$8,302	$7,376
12b-1 fees and other fees, net of waivers	$1,509	$1,942
Other income	$204	$156
Investment management fee waivers and reimbursements	$41	$47
12b-1 fee waivers	$22	$23
Value Line’s non-voting revenues interest	$4,488	$3,680
EAM's net income (1)	$1,266	$1,122

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2025	2025
	(unaudited)
EAM's total assets	$64,443	$63,699
EAM's total liabilities (1)	(7,498)	(6,373)
EAM's total equity	$56,945	$57,326

(1) At July 31, 2025 and April 30, 2025, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $5,057,000 and $4,493,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2025 (unaudited)	$64,443	$61,220	$-	$61,220
As of April 30, 2025	$63,699	$60,807	$-	$60,807

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

	Three Months Ended July 31,
($ in thousands)	2025	2024
Cash and cash equivalents	$33,708	$15,628
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$34,013	$15,933

Income Tax Payments:

The Company made income tax payments as follows:

	Three Months Ended July 31,
($ in thousands)	2025	2024
State and local income tax payments	$122	$91
Federal income tax payments	$-	$-

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2025 and July 31, 2024, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $96,000 and $96,000 in fiscal 2026 and fiscal 2025, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2025, and July 31, 2024, the Company held fixed income securities consisting of bank certificates of deposits and securities issued by the United States federal government that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2025 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$18	$(3)	$15
	$18	$(3)	$15

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2025, were $5.01 billion, 8.8% above total assets of $4.60 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2024.

The Company’s non-voting revenues and non-voting profits interests from EAM entitle it to receive quarterly distributions in a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Voting Profits Interest Holders will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement. Value Line’s percent share of EAM’s revenues is calculated each fiscal quarter.

EAM Trust - VLI's non-voting revenues and non-voting profits interests:

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund and separate accounts business. EAM currently has no separately managed account clients.

The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2025	2024
Non-voting revenues interest from EAM	$4,488	$3,680
Non-voting profits interest from EAM	633	561
	$5,121	$4,241

At July 31, 2025, the Company's investment in EAM includes a receivable of $5,057,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That amount was subsequently paid timely to the Company.

Transactions with Parent:

During the three months ended July 31, 2025 and July 31, 2024, the Company was reimbursed $58,000 and $60,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2025 and April 30, 2025.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made no federal tax payments to the Parent during the three months ended July 31, 2025 and July 31, 2024, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of July 31, 2025, the Parent owned 91.76% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2025	2024
Current tax expense:
Federal	$1,389	$1,283
State and local	392	312
Current tax expense	1,781	1,595
Deferred tax expense (benefit):
Federal	385	304
State and local	10	11
Deferred tax expense (benefit):	395	315
Income tax provision	$2,176	$1,910

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2025 and July 31, 2024 were 25.20% and 24.50%, respectively. The higher effective tax rate during three months ended July 31, 2025 as compared to July 31, 2024, is primarily a result of an increase in the state and local income tax rate to 4.39% from 3.69% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2025	2025
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	68	78
Unrealized gain/(loss) on securities held for sale	1,410	1,127
Right of Use Asset	(105)	(114)
Deferred charges	(87)	(129)
Other	(524)	(487)
Total federal tax liability	11,059	10,772

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,329	2,287
Deferred non-cash post-employment compensation	(81)	(80)
Depreciation and amortization	15	16
Unrealized gain/(loss) on securities held for sale	308	242
Other	(148)	(42)
Total state and local tax liabilities	2,423	2,423
Deferred tax liability, long-term	$13,482	$13,195

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2025	2024
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	4.39%	3.69%
Effect of dividends received deductions	(0.19)%	(0.19)%
Effective income tax rate	25.20%	24.50%

The Company believes that, as of July 31, 2025, there were no material uncertain tax positions that would require disclosure under GAAP.

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

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2022 through 2024, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities.

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

	July 31,	April 30,
($ in thousands)	2025	2025

Building and leasehold improvements	$652	$652
Operating lease - right-of-use asset	2,764	3,037
Furniture and equipment	2,430	2,430
	5,846	6,119
Accumulated depreciation and amortization	(2,675)	(2,644)
Total property and equipment, net	$3,171	$3,475

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years. Total amortization expenses during the three months ended July 31, 2025 and July 31, 2024, were $11,000 and $14,000, respectively.

During the three months ended July 31, 2025 and July 31, 2024, the Company did not incur and did not capitalize expenditures related to third party programmers' costs nor internal costs to develop software for internal use.

Note 11 - Treasury Stock and Repurchase Program:

During October 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $699,000 before the authorized limit is reached.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2025	588,997	$15,647	$26.57	$758
Purchases effected in open market during the months ended:
May 31, 2025	500	$20	39.33	738
June 30, 2025	981	$39	38.96	699
July 31, 2025	-	$-	-	699
Balance as of July 31, 2025	590,478	$15,706	$26.60	$699

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of July 31, 2025, the Company had a long-term lease asset of $2,764,000, solely related to our NYC headquarters, located at 551 Fifth Avenue, New York, NY, recorded in property and equipment in its consolidated balance sheets. The VLDC lease at 205 Chubb Ave., Lyndhurst, NJ ended on April 30, 2024.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $319,000 and $319,000 in lease expenses in both fiscal years 2026 and 2025 during the three months ended July 31, 2025 and July 31, 2024, respectively.

For the three months ended July 31, 2025, the Company paid $362,000 in rent relating to the leases. As a payment arising from an operating lease, the $362,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases have not provided an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of July 31, 2025:

Fiscal years ended April 30,	($ in thousands)
2026*	$1,099
2027	1,493
2028	882
Total undiscounted future minimum lease payments	3,474
Less: difference between undiscounted lease payments & the present value of future lease payments	212
Total operating lease liabilities	$3,262

* Excludes the three months ended July 31, 2025

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of July 31, 2025
Weighted-average remaining lease term (in years)	2.33

Weighted-average discount rate	5.25%

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2025, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the three months ended July 31, 2025, 28.7% of total publishing revenues of $8,606,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2025 and July 31, 2024, the Company had $1,259,000 and $3,918,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

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
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2025; and other risks and uncertainties arising from time to time.

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

Executive Summary of the Business

The Company's core business is producing investment publications and their underlying research and making available certain Value Line copyrights, Value Line trademarks and Value Line Proprietary Ranks and other proprietary information, to third parties under written agreements for use in third-party managed and marketed investment products and for other purposes. Value Line markets under well-known brands including Value Line®, the Value Line logo®, The Value Line Investment Survey®, Smart Research, Smarter Investing™ and The Most Trusted Name in Investment Research®. The name "Value Line" as used to describe the Company, its products, and its subsidiaries, is a registered trademark of the Company. EULAV Asset Management Trust (“EAM”) was established to provide the investment management services to the Value Line Funds, institutional and individual accounts and provide distribution, marketing, and administrative services to the Value Line® Mutual Funds ("Value Line Funds") and to provide distribution, marketing, and administrative services to the Value Line Funds.

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

The investment publications and related publications (retail and institutional) and Value Line copyrights and Value Line Proprietary Ranks and other proprietary information consolidate into one segment called Publishing. The Publishing segment constitutes the Company’s only reportable business segment.

Asset Management and Mutual Fund Distribution Businesses

Pursuant to the EAM Declaration of Trust, the Company maintains an interest in revenues of EAM and a portion of the residual profits of EAM but has no voting authority with respect to the election or removal of the trustees of EAM or control of its business. Although the Company does not have control over the operating and financial policies of EAM, the Company has a contractual right to receive its share of EAM’s revenues and profits

The business of EAM is managed by its five individual trustees each owning 20% of the voting interest in EAM and by its officers subject to the direction of the trustees. The Company is entitled to receive from EAM a range of 41% to 55% of EAM’s revenues (excluding distribution revenues) from EAM’s mutual fund and separate account business and 50% of the residual profits of EAM (subject to temporary increase in certain limited circumstances). The Holders of the remaining profits interests will receive the other 50% of residual profits of EAM. Distribution is not less than 90% of EAM’s profits payable each fiscal quarter under the provisions of the EAM Trust Agreement.

Business Environment

The U.S. economy delivered an uneven performance during the first half of 2025. The nation’s gross domestic product (GDP) contracted by an annualized rate of 0.5% in the first quarter, with a surge in imports ahead of the announcement of tariffs on April 2nd accounting for a large portion of the decline. (Imports detract from the GDP calculation.) The economy then rebounded sharply in the second quarter, with a reversal in the level of imports adding significantly to the recorded gain of 3.3%. A recovery in personal consumption also contributed to the GDP advance. Still, the U.S. economy did slow during the first half of the year, with an overall annualized growth rate of 1.4%. That pace was half the rate recorded in calendar 2024.

Meanwhile, the inflation situation remains unsettled. After easing during the first few months of the calendar year, the pace of price growth reaccelerated over the late spring and into the summer. The Trump Administration tariffs—and resultant global trade uncertainty—did not have a material impact on the price of goods during the second quarter, with most of the inflation seen on the services side of the economy. However, there are concerns that businesses and consumers will feel the true impact of the tariffs on imported goods in the fall months. The U.S. consumer sector has proven quite resilient amid the higher prices, but recent sentiment readings suggest that, in the months ahead, most shoppers will avoid big-ticket items that have seen large price increases.

On a 12-month basis, the Personal Consumption Expenditures (PCE) Price Index and the core PCE, which excludes the more-volatile food and energy components, rose 2.6% and 2.9%, respectively, in July. The PCE Price Index, the assessment of inflation most closely watched by the Federal Reserve, showed that the rate of prices increases is still running above the central bank’s target of 2.0%. The stubborn inflation backdrop notwithstanding, the Federal Reserve appears poised to resume cutting the federal funds rate, which is the target interest rate at which U.S. commercial banks lend their excess reserve balances to each other overnight. A softening job market, which included a significant deceleration in hiring over the summer months, and slowing economy are the impetuses for the Fed reversing monetary course.

Corporate America effectively managed the global trade uncertainty and the negative impact of increased tariffs on its cost structure during the second quarter of calendar 2025. The major companies were able to absorb a good deal of the higher input prices, but the question remains as to how long they will be able to do so before having to pass the additional costs onto the consumer. If businesses do raise prices, it could further hamper the Fed’s ability to effectively tame inflation.

In all, the business environment has held up well amid the global trade uncertainty, highlighted by double-digit profit growth for the S&P 500 companies in the first half of 2025. The strong earnings performance provided support for stocks. However, stock valuations are now quite rich compared to historical norms, which leaves many issues vulnerable to selling on any disappointing news. It also is worth noting that when the Federal Reserve cuts rates to provide support for a slowing economy and labor market, it often sparks a volatile reaction from the stock market.

Results of Operations for the Three Months Ended July 31, 2025 and 2024

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,

($ in thousands, except earnings per share)	2025	2024	Change
Income from operations	$1,496	$1,847	-19.0%
Non-voting revenues and non-voting profits interests from EAM Trust	5,121	4,241	20.7%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$6,617	$6,088	8.7%
Operating expenses	$7,110	$7,037	1.0%
Investment gains/(losses)	$2,019	$1,709	18.1%
Income before income taxes	$8,636	$7,797	10.8%
Net income	$6,460	$5,887	9.7%
Earnings per share	$0.69	$0.62	9.8%

During the three months ended July 31, 2025, the Company’s net income of $6,460,000, or $0.69 per share, was 9.7% above net income of $5,887,000, or $0.62 per share, for the three months ended July 31, 2024. During the three months ended July 31, 2025, the Company’s income from operations of $1,496,000 was 19.0% below income from operations of $1,847,000 during the three months ended July 31, 2024. For the three months ended July 31, 2025, operating expenses increased 1.0% above those during the three months ended July 31, 2024.

During the three months ended July 31, 2025, there were 9,414,605 average common shares outstanding as compared to 9,419,938 average common shares outstanding during the three months ended July 31, 2024.

Total operating revenues

	Three Months Ended July 31,

($ in thousands)	2025	2024	Change
Investment publications:
Print	$2,214	$2,233	-0.9%
Digital	3,926	4,054	-3.2%
Total investment publications	6,140	6,287	-2.3%
Copyright fees	2,466	2,597	-5.0%
Total publishing revenues	$8,606	$8,884	-3.1%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended July 31,
	2025		2024
	Print	Digital	Print	Digital

New Sales	12.7%	11.6%	18.2%	9.2%

Renewal & Conversion Sales	87.3%	88.4%	81.8%	90.8%

Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2025, new sales of print publications increased as a percent of the total gross sales as a result of an increase in new sales orders while conversion and renewal sales orders decreased from the prior fiscal year.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2025	2025	2024	July-25 vs. Apr-25	July-25 vs. July-24
Unearned subscription revenue (current and long-term liabilities)	$21,556	$22,290	$21,076	-3.3%	2.3%

Unearned subscription revenue as of July 31, 2025, is 3.3% below April 30, 2025 and 2.3% above July 31, 2024. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment publications revenues

Investment publications revenues of $6,140,000 (excluding copyright fees) during the three months ended July 31, 2025 were 2.3% below publications revenues of $6,287,000 in the prior fiscal year. The Company continued and increased to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, particularly in volatile markets, total product line circulation at July 31, 2025, was 1.8% below total product line circulation at July 31, 2024.

Total print circulation at July 31, 2025 was 3.3% below the total print circulation at July 31, 2024. During the three months ended July 31, 2025, print publication revenues of $2,214,000 slightly decreased below print publication revenues of $2,233,000 during the corresponding period of 2025 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at July 31, 2025 was comparable to total digital circulation at July 31, 2024. During the three months ended July 31, 2025, digital revenues of $3,926,000 was 3.2% below last fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

Value Line serves primarily individual and professional investors in stocks, and other securities, who pay mostly on annual or multi-year subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended July 31, 2025, the combined Ranking System “Rank 1 & 2” stocks’ increase of 7.9% compared to the Russell 2000 Index’s decrease of 1.9% during the comparable period.

Copyright fees

During the three months ended July 31, 2025, copyright fees of $2,466,000 were 5.0% below those during the corresponding period in the prior fiscal year.

Investment management fees and services – (unconsolidated)

The Company receives non-voting revenues interest and non-voting profits interest from EAM, the investment adviser to the Value Line Mutual Funds.

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2025, were $5.01 billion, which is $0.41 billion, or 8.8%, above total assets of $4.60 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2024.

Value Line Mutual Funds

	As of July 31,
($ in millions)	2025	2024	Change
Equity and hybrid funds	$4,974	$4,565	9.0%
Fixed income funds	35	37	-6.2%
Total EAM managed net assets	$5,009	$4,602	8.8%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the three months ended July 31, 2025, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $8,302,000, 12b-1 fees and other fees of $1,509,000 and other net gains of $204,000. For the same period, total investment management fee waivers were $41,000 and 12b-1 fee waivers were $22,000. During the three months ended July 31, 2025, EAM's net income was $1,266,000 after giving effect to Value Line’s non-voting revenues interest of $4,488,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of July 31, 2025, one of the Value Line Funds has 12b-1 fees waivers in place, and four funds have investment management fee waivers in place amounting in aggregate to less than 1% of all EAM management fee revenues.

The Value Line equity and hybrid funds’ assets represent 99.3% and fixed income fund assets represent 0.7%, respectively, of total fund assets under management (“AUM”) as of July 31, 2025. At July 31, 2025, equity and hybrid AUM increased by 9.0% and fixed income AUM decreased by 6.2% as compared to last year at July 31, 2024.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company receives non-voting revenues interest and non-voting profits interest from EAM. The Company receives from EAM in an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund business.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest from EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2025	2024	Change
Non-voting revenues interest	$4,488	$3,680	22.0%
Non-voting profits interest	633	561	12.8%
	$5,121	$4,241	20.7%

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2025	2024	Change
Advertising and promotion	$717	$860	-16.6%
Salaries and employee benefits	3,616	3,543	2.1%
Production and distribution	1,631	1,489	9.5%
Office and administration	1,146	1,145	0.1%
Total expenses	$7,110	$7,037	1.0%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $7,110,000 during the three months ended July 31, 2025, were 1.0% above those during the three months ended July 31, 2024.

Advertising and promotion

During three months ended July 31, 2025, advertising and promotion expenses of $717,000 decreased 16.6% as compared to the prior fiscal year. During the three months ended July 31, 2025, decreases were primarily due to decreases in direct mail and other promotion costs.

Salaries and employee benefits

During the three months ended July 31, 2025, salaries and employee benefits of $3,616,000 increased 2.1% above the prior fiscal year.

Production and distribution

During the three months ended July 31, 2025, production and distribution expenses of $1,631,000 increased 9.5% above prior fiscal year primarily due to increases in third-party distribution and mailing expenses that resulted from outsourcing our internal distribution operations in early May 2024, while ending our internal VLDC operation at April 30, 2024.

Office and administration

During the three months ended July 31, 2025, office and administrative expenses of $1,146,000 was comparable to the prior fiscal year.

Concentration

During the three months ended July 31, 2025, 28.7% of total publishing revenues of $8,606,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended July 31,
($ in thousands)	2025	2024	Change
Dividend income	$161	$147	9.5%
Interest income	514	545	-5.7%
Investment gains/(losses) recognized on sale of equity securities during the period	2	-	N/A
Unrealized gains/(losses) recognized on equity securities held at the end of the period	1,342	950	41.3%
Other	-	67	100.0%
Total investment gains/(losses)	$2,019	$1,709	18.1%

During the three months ended July 31, 2025, the Company’s total investment gains of $2,019,000 increased 18.1% above prior fiscal year, primarily derived from unrealized gains on equity securities and increases in the interest income. Proceeds from the sales of equity securities during the three months ended July 31, 2025 and July 31, 2024 were $215,000 and $90,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2025 and July 31, 2024 were 25.20% and 24.50%, respectively. The higher effective tax rate during three months ended July 31, 2025 as compared to July 31, 2024, is primarily a result of an increase in the state and local income taxes from 3.69% to 4.39% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix among tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $59,748,000 as of July 31, 2025 and $56,230,000 as of April 30, 2025. These amounts include short-term unearned revenue of $15,553,000 and $16,558,000 reflected in total current liabilities at July 31, 2025 and April 30, 2025, respectively. Cash and short-term securities were $81,196,000 and $77,391,000 as of July 31, 2025 and April 30, 2025, respectively.

The Company’s cash and cash equivalents include $33,430,000 and $33,615,000 at July 31, 2025 and April 30, 2025, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $5,560,000 during the three months ended July 31, 2025, compared to cash inflows of $4,771,000 during the three months ended July 31, 2024. The change in cash inflows was a result of an increase in unrealized gains on equity securities and a decrease in accounts receivable from customers, offset by a smaller decline of unearned revenue from the same period last year.

Cash from investing activities

The Company had cash outflows from investing activities of $2,811,000 during the three months ended July 31, 2025, compared to cash inflows from investing activities of $9,473,000 for the three months ended July 31, 2024, respectively. The significant cash outflows in investing activities for the three months ended July 31, 2025 was a result of the company’s conscious decisions in the previous year, to invest the proceeds from maturities of fixed income short-term securities in the company’s short-term U.S. Government money market funds at higher yields than U.S Treasury Bills compared to this year.

Cash from financing activities

During the three months ended July 31, 2025, the Company’s cash outflows from financing activities were $3,118,000, compared to cash outflows from financing activities of $3,006,000 for the three months ended July 31, 2024. Quarterly dividend payments of $0.325 per share during fiscal year 2026 aggregated $3,059,000. Quarterly regular dividend payments of $0.30 per share during fiscal year 2025 aggregated $2,827,000.

At July 31, 2025 there were 9,414,605 common shares outstanding as compared to 9,419,938 common shares outstanding at July 31, 2024. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests from EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of July 31, 2025, retained earnings and liquid assets were $116,802,000 and $81,196,000, respectively. As of April 30, 2025, retained earnings and liquid assets were $113,400,000 and $77,391,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

Seasonality

Our publishing revenues are comprised of subscriptions which are generally annual subscriptions. Our cash flows from operating activities are minimally seasonal in nature, primarily due to the timing of customer payments made for orders and subscription renewals.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for annual reporting periods after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 with such disclosures included in Note 16 to our Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for annual reporting periods beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the three months ended July 31, 2025. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2025.

Contractual Obligations

We are a party to a lease contract which will result in cash payments to a lessor in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next three fiscal years and thereafter are (in thousands): $1,099 in 2026; $1,493 in 2027 and $882 in 2028 totaling $3,474.

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

Fixed income securities consist of bank certificates of deposits and securities issued by the United States federal government. As of July 31, 2025, the aggregate cost and fair value of fixed income securities classified as available-for-sale were $25,247,000 and $25,362,000, respectively. As of April 30, 2025 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $22,518,000 and $22,435,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after Hypothetical Change in Interest Rates (in thousands) (bp = basis points)

		1 year	1 year	1 year	1 year

	Fair Value	50 bp increase	50 bp decrease	100 bp increase	100 bp decrease

As of July 31, 2025
Investments in securities with fixed maturities	$25,362	$25,066	$25,454	$24,875	$25,652

As of April 30, 2025
Investments in securities with fixed maturities	$22,435	$22,043	$22,480	$21,830	$22,702

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

As of July 31, 2025 and April 30, 2025, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) and other Exchange Traded Funds and common stock equity securities was a combined total of $15,411,000 and $15,513,000, respectively, and the fair value was $22,126,000 and $20,879,000, respectively.

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2025	Equity Securities and ETFs held for dividend yield	$22,126	30% increase	$28,764	5.09%
			30% decrease	$15,488	(5.09%)

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2025	Equity Securities and ETFs held for dividend yield	$20,879	30% increase	$27,143	4.96%
			30% decrease	$14,615	(4.96%)

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Part I, Item 2 of this Quarterly Report on Form 10-Q for the period ended July 31, 2025, reflects any changes and updates (see page 22) in addition to the list of the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2025 filed with the SEC on July 29, 2025. Any new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2025. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2025	500	$39.33	500	$738,000
June 1 - 30, 2025	981	$38.96	981	699,000
July 1 - 31, 2025	-	$-	-	699,000
Total	1,481	$38.82	1,481	$699,000

On October 21, 2022, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $3,000,000. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $699,000 before the authorized limit is reached.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal quarter ended July 31, 2025.

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

Date:  September 15, 2025