Form 10-Q
period 2025-10-31
VALUE LINE INC
filed 2025-12-15
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2025
Common stock, $0.10 par value per share	9,389,873 shares

VALUE LINE, INC.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	October 31,	April 30,
	2025	2025
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $42,987 and $33,615, respectively)	$43,606	$34,077
Equity securities	23,326	20,879
Available-for-sale Fixed Income securities	14,495	22,435
Accounts receivable, net of allowance for credit losses of $13 and $16, respectively	1,161	1,327
Prepaid and refundable income taxes	146	42
Prepaid expenses and other current assets	690	1,123
Total current assets	83,424	79,883

Long term assets:
Investment in EAM Trust	61,318	60,807
Restricted money market investments	305	305
Property and equipment, net	2,863	3,475
Capitalized software and other intangible assets, net	26	63
Total long term assets	64,512	64,650

Total assets	$147,936	$144,533

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$783	$1,528
Accrued salaries	1,017	1,161
Dividends payable	3,058	3,059
Accrued taxes on income	505	43
Operating lease obligation-short term	1,354	1,304
Unearned revenue	14,177	16,558
Total current liabilities	20,894	23,653

Long term liabilities:
Unearned revenue	6,152	5,732
Operating lease obligation-long term	1,587	2,275
Deferred income taxes	13,814	13,195
Total long term liabilities	21,553	21,202
Total liabilities	42,447	44,855

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	119,426	113,400
Treasury stock, at cost (594,672 shares and 588,997 shares, respectively)	(15,866)	(15,647)
Accumulated other comprehensive income, net of tax	(62)	(66)
Total shareholders' equity	105,489	99,678

Total liabilities and shareholders' equity	$147,936	$144,533

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024

Revenues:
Investment periodicals and related publications	$6,054	$6,182	$12,194	$12,469
Copyright fees	2,502	2,659	4,968	5,256
Total publishing revenues	8,556	8,841	17,162	17,725

Expenses:
Advertising and promotion	922	862	1,639	1,722
Salaries and employee benefits	3,492	3,575	7,108	7,118
Production and distribution	1,423	1,449	3,054	2,938
Office and administration	1,207	1,211	2,353	2,356
Total expenses	7,044	7,097	14,154	14,134
Income from operations	1,512	1,744	3,008	3,591

Revenues and profits interests in EAM Trust	5,154	4,630	10,275	8,871
Investment gains/(losses)	1,182	1,186	3,201	2,895
Income before income taxes	7,848	7,560	16,484	15,357
Income tax provision	2,166	1,875	4,342	3,785
Net income	$5,682	$5,685	$12,142	$11,572

Earnings per share, basic & fully diluted	$0.60	$0.60	$1.29	$1.23

Weighted average number of common shares	9,407,142	9,418,074	9,408,597	9,419,006

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024

Net income	$5,682	$5,685	$12,142	$11,572

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on Fixed Income securities, net of tax	(11)	2	4	179
Other comprehensive income/(loss)	(11)	2	4	179
Comprehensive income	$5,671	$5,687	$12,146	$11,751

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	October 31,
	2025	2024
Cash flows from operating activities:
Net income	$12,142	$11,572

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	649	594
Investment (gains)/losses	(1,855)	(1,524)
Non-voting revenues interest from EAM Trust	(9,034)	(7,726)
Non-voting profits interest from EAM Trust	(1,241)	(1,145)
Distributions received from EAM Trust	9,764	8,219
Deferred income taxes	768	497
Deferred rent	(638)	(588)
Changes in operating assets and liabilities:
Unearned revenue	(1,961)	(1,415)
Accounts payable & accrued expenses	(745)	(478)
Accrued salaries	(144)	(31)
Accrued taxes on income	312	3
Prepaid and refundable income taxes	(104)	(390)
Prepaid expenses and other current assets	435	205
Accounts receivable	164	51
Total adjustments	(3,630)	(3,728)
Net cash provided by operating activities	8,512	7,844

Cash flows from investing activities:
Purchases of equity securities	(897)	(7,045)
Purchases of fixed income securities classified as available-for-sale	(5,210)	(13,441)
Proceeds from sales of equity securities	305	3,075
Proceeds from sales of fixed income securities classified as available-for-sale	13,155	22,365
Acquisition of property and equipment	-	(65)
Net cash provided by investing activities	7,353	4,889

Cash flows from financing activities:
Purchase of treasury stock at cost	(219)	(178)
Dividends paid	(6,117)	(5,652)
Net cash used in financing activities	(6,336)	(5,830)
Net change in cash and cash equivalents	9,529	6,903
Cash, cash equivalents and restricted cash at beginning of period	34,382	4,695
Cash, cash equivalents and restricted cash at end of period	$43,911	$11,598

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2025 and Six Months Ended October 31, 2025

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2025	10,000,000	$1,000	$991	(588,997)	$(15,647)	$113,400	$(66)	$99,678

Net income						6,460		6,460
Change in unrealized gains on Fixed Income securities, net of taxes							15	15
Purchase of treasury stock				(1,481)	(59)			(59)
Dividends declared						(3,058)		(3,058)
Balance at July 31, 2025	10,000,000	$1,000	$991	(590,478)	$(15,706)	$116,802	$(51)	$103,036

Dividends declared per common share were $0.325 for the three months ending July 31, 2025.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at July 31, 2025	10,000,000	$1,000	$991	(590,478)	$(15,706)	$116,802	$(51)	$103,036

Net income						5,682		5,682
Change in unrealized gains on Fixed Income securities, net of taxes							(11)	(11)
Purchase of treasury stock				(4,194)	(160)			(160)
Dividends declared						(3,058)		(3,058)
Balance at October 31, 2025	10,000,000	$1,000	$991	(594,672)	$(15,866)	$119,426	$(62)	$105,489

Dividends declared per common share were $0.650 for the six months ending October 31, 2025.

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

October 31, 2025

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

The Consolidated Condensed Balance Sheets as of October 31, 2025 and April 30, 2025, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025 filed with the SEC on July 29, 2025 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of October 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,987	$-	$-	$42,987
Equity securities	23,326	-	-	23,326
Available-for-sale fixed income securities	14,495	-	-	14,495
	$80,808	$-	$-	$80,808

	As of April 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$33,615	$-	$-	$33,615
Equity securities	20,879	-	-	20,879
Available-for-sale fixed income securities	22,435	-	-	22,435
	$76,929	$-	$-	$76,929

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended October 31, 2025 and April 30, 2025, there were no Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of October 31, 2025, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2025 and April 30, 2025, cash equivalents included $42,987,000 and $33,615,000, respectively, for amounts invested in money market mutual funds that invest in short-term U.S. government securities.

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

As of October 31, 2025 and April 30, 2025, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), IShares Preferred and Income Securities ETF (PFF) and other Exchange Traded Funds and common stock equity securities was a combined total $16,167,000 and $15,513,000, respectively, and the fair value was $23,326,000 and $20,879,000, respectively.

Proceeds from sales of equity securities during the six months ended October 31, 2025 and October 31, 2024, were $305,000 and $3,075,000 respectively.

The carrying value and fair value of equity securities at October 31, 2025 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$16,167	$7,199	$(40)	$23,326

The carrying value and fair value of equity securities at April 30, 2025 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$15,513	$5,450	$(84)	$20,879

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the six months ended October 31, 2025 and October 31, 2024, were $13,155,000 and $22,365,000, respectively. As of October 31, 2025, Accumulated Other Comprehensive Income included unrealized losses of $79,000 net of deferred tax benefits of $17,000.  As of April 30, 2025, Accumulated Other Comprehensive Income included unrealized losses of $83,000, net of deferred tax benefits of $17,000.

The aggregate cost and fair value at October 31, 2025 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$7,486	$10	(1)	$7,495
Due 1 year through 5 years	7,088	-	(88)	7,000
Total investment in government debt securities	$14,574	$10	$(89)	$14,495

The decrease in gross unrealized losses of $5,000 on fixed income securities classified as available-for-sale net of deferred income tax liability of $1,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of October 31, 2025.

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

The average yield on the Government debt securities classified as available-for-sale at October 31, 2025 and April 30, 2025 was 4.1% and 4.3%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2025	2024	2025	2024
Dividend income	$162	$181	$323	$328
Interest income	525	499	1,039	1,044
Investment gains/(losses) recognized on sales of equity securities during the period	66	(192)	68	(125)
Unrealized gains/(losses) recognized on equity securities held at the end of the period	429	698	1,771	1,648
Total investment gains/(losses)	$1,182	$1,186	$3,201	$2,895

Taxable realized gains/(losses) on equity securities sold during fiscal years 2026 and 2025, which are generally the difference between the proceeds from sales and our original cost, were gains of $62,000 in fiscal 2026 and losses of $127,000 in fiscal 2025.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of October 31, 2025 and April 30, 2025, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $61,318,000 and $60,807,000, respectively.

The value of VLI’s investment in EAM at October 31, 2025 and April 30, 2025 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands) (unaudited)	2025	2024	2025	2024
Investment management fees earned from the Value Line Funds, net of waivers shown below	$8,373	$7,966	$16,675	$15,342
12b-1 fees and other fees, net of waivers	$1,537	$2,010	$3,046	$3,952
Other income	$133	$160	$337	$316
Investment management fee waivers and reimbursements	$42	$40	$83	$87
12b-1 fee waivers	$20	$23	$42	$46
Value Line’s non-voting revenues interest	$4,546	$4,046	$9,034	$7,726
EAM's net income (1)	$1,216	$1,168	$2,482	$2,290

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	October 31,	April 30,
($ in thousands)	2025	2025
	(unaudited)
EAM's total assets	$64,606	$63,699
EAM's total liabilities (1)	(7,507)	(6,373)
EAM's total equity	$57,099	$57,326

(1) At October 31, 2025 and April 30, 2025, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $5,094,000 and $4,493,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of October 31, 2025 (unaudited)	$64,606	$61,318	$-	$61,318
As of April 30, 2025	$63,699	$60,807	$-	$60,807

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

	Six Months Ended October 31,
($ in thousands)	2025	2024
Cash and cash equivalents	$43,606	$11,293
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$43,911	$11,598

Income Tax Payments:

The Company made income tax payments as follows:

	Six Months Ended October 31,
($ in thousands)	2025	2024
State and local income tax payments	$910	$594
Federal income tax payments	$2,300	$3,068

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the six months ended October 31, 2025 and October 31, 2024, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $191,000 and $191,000 in fiscal 2026 and fiscal 2025, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of October 31, 2025, and October 31, 2024, the Company held fixed income securities consisting of bank certificates of deposits and securities issued by the United States federal government that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the six months ended October 31, 2025 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$5	$(1)	$4
	$5	$(1)	$4

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

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2025, were $4.76 billion, slightly below total assets of $4.78 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2024.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2025	2024	2025	2024
Non-voting revenues interest in EAM	$4,546	$4,046	$9,034	$7,726
Non-voting profits interest in EAM	608	584	1,241	1,145
	$5,154	$4,630	$10,275	$8,871

At October 31, 2025, the Company's investment in EAM includes a receivable of $5,094,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That amount was subsequently paid timely to the Company.

Transactions with Parent:

During the six months ended October 31, 2025 and October 31, 2024, the Company was reimbursed $163,000 and $168,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at October 31, 2025 and April 30, 2025.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made no federal tax payments to the Parent during the six months ended October 31, 2025 and October 31, 2024, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of October 31, 2025, the Parent owned 91.80% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands)	2025	2024	2025	2024
Current tax expense:
Federal	$1,508	$1,339	$2,897	$2,622
State and local	285	354	677	666
Current tax expense	1,793	1,693	3,574	3,288
Deferred tax expense (benefit):
Federal	366	182	751	486
State and local	7	-	17	11
Deferred tax expense (benefit):	373	182	768	497
Income tax provision	$2,166	$1,875	$4,342	$3,785

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2025 and October 31, 2024 were 26.34% and 24.65%, respectively. The higher effective tax rate during six months ended October 31, 2025 as compared to October 31, 2024, is primarily a result of an increase in the state and local income tax rate to 5.54% from 3.86% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	October 31,	April 30,
($ in thousands)	2025	2025
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	62	78
Unrealized gain/(loss) on securities held for sale	1,503	1,127
Right of Use Asset	(121)	(114)
Deferred charges	(96)	(129)
Other	(309)	(487)
Total federal tax liability	11,336	10,772

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,204	2,287
Deferred non-cash post-employment compensation	(77)	(80)
Depreciation and amortization	14	16
Unrealized gain/(loss) on securities held for sale	311	242
Other	26	(42)
Total state and local tax liabilities	2,478	2,423
Deferred tax liability, long-term	$13,814	$13,195

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Six Months Ended October 31,
	2025	2024
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	5.54%	3.86%
Effect of dividends received deductions	(0.20)%	(0.21)%
Effective income tax rate	26.34%	24.65%

The Company believes that, as of October 31, 2025, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	October 31,	April 30,
($ in thousands)	2025	2025

Building and leasehold improvements	$652	$652
Operating lease - right-of-use asset	2,486	3,037
Furniture and equipment	2,430	2,430
	5,568	6,119
Accumulated depreciation and amortization	(2,705)	(2,644)
Total property and equipment, net	$2,863	$3,475

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years. Total amortization expenses during the six months ended October 31, 2025 and October 31, 2024, were $21,000 and $29,000, respectively.

During the six months ended October 31, 2025 and October 31, 2024, the Company did not incur and did not capitalize expenditures related to third party programmers' costs nor internal costs to develop software for internal use.

Note 11 - Treasury Stock and Repurchase Program:

During October 2025, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The new purchase program replaces the October 2022 program. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $2,000,000 before the authorized limit is reached. On November 17, 2025, the Company bought 14,015 shares at $37 per share or $519,121 in a private, block offering.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of July 31, 2025	590,478	$15,706	$26.60	$699
Purchases effected in open market during the months ended:
August 31, 2025	1,653	$63	38.11	636
September 30, 2025	1,572	$59	37.82	577
October 31, 2025	969	$38	38.93	2,000
Balance as of October 31, 2025	594,672	$15,866	$26.68	$2,000

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of October 31, 2025, the Company had a long-term lease asset of $2,486,000, solely related to our NYC headquarters, located at 551 Fifth Avenue, New York, NY, recorded in property and equipment in its consolidated balance sheets. The VLDC lease at 205 Chubb Ave., Lyndhurst, NJ ended on April 30, 2024.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $638,000 and $638,000 in lease expenses in both fiscal years 2026 and 2025 during the six months ended October 31, 2025 and October 31, 2024, respectively.

For the six months ended October 31, 2025, the Company paid $724,000 in rent relating to the leases. As a payment arising from an operating lease, the $724,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases have not provided an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of October 31, 2025:

Fiscal years ended April 30,	($ in thousands)
2026*	$737
2027	1,493
2028	882
Total undiscounted future minimum lease payments	3,112
Less: difference between undiscounted lease payments & the present value of future lease payments	(171)
Total operating lease liabilities	$2,941

* Excludes the six months ended October 31, 2025

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of October 31, 2025
Weighted-average remaining lease term (in years)	2.08

Weighted-average discount rate	5.25%

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at October31, 2025, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the six months ended October 31, 2025, 29.0% of total publishing revenues of $17,162,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2025 and October 31, 2024, the Company had $1,540,000 and $739,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

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
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended October 31, 2025; and other risks and uncertainties arising from time to time.

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

Business Environment

The U.S. economy delivered an uneven performance during the first nine months of 2025. The nation’s gross domestic product (GDP) contracted by an annualized rate of 0.6% in the first quarter, with a surge in imports ahead of the announcement of tariffs on April 2nd accounting for a large portion of the decline. (Imports detract from the GDP calculation.) The economy then rebounded sharply in the second quarter, with a reversal in the level of imports adding significantly to the recorded gain of 3.8%. The expectation is that GDP expanded by more than 3.0% in the September quarter, but that data had not yet been released due to the recent federal government shutdown.

Meanwhile, the inflation situation remains unsettled. After easing during the first few months of calendar 2025, the pace of price growth reaccelerated over the summer months and into the fall. Both the September Consumer and Producer Price Index reports showed that inflation was still running above the Federal Reserve’s target rate. Although the tariff increases have not had as big an impact on prices as many economists expected, there was a sense that the full impact would not be felt until late in the year. Overall, the U.S. consumer sector has proven quite resilient amid the higher prices, but recent sentiment readings suggest that in the months ahead, most shoppers will be more cautious given the ongoing tariffs and weakening labor market.

The Federal Reserve is walking a tightrope with regard to the near-term direction of monetary policy. It is trying to balance the risks to both price stability and the labor market. Recent commentary from Federal Reserve officials, including Chairman Jerome Powell, suggest that more of the risk has shifted to the labor side. Although data from the Bureau of Labor Statistics has been quite sparse, the September employment report showed an increase in the unemployment rate, to 4.4%, and recent ancillary data on the job market, including the November data on private sector payrolls from Automatic Data Processing, indicated a slowdown in hiring and an uptick in corporate layoffs. Given these concerns, the Fed is likely to maintain a more-accommodative monetary policy course. On point, the central bank concluded its quantitative tightening program (i.e., selling Treasury bonds and mortgage-backed securities to remove liquidity from the financial system) on December 1st and lowered the federal funds rate a number of times this fall.

Corporate America effectively managed the global trade uncertainty and the negative impact of increased tariffs on its cost structure during the second and third quarters of calendar 2025. The major companies were able to absorb a good deal of the higher input prices, but the question remains as to how long they will be able to do so before having to pass the additional costs onto the consumer. If businesses do raise prices, it could further hamper the Fed’s ability to effectively tame inflation.

In all, the business environment held up well in 2025, highlighted by double-digit profit growth for the S&P 500 companies during the first three quarters. The strong earnings performance provided support for stocks, amid the Federal Reserve uncertainty and increasing worries about an artificial intelligence spending and related-debt bubble. That said, stock valuations are quite rich compared to historical norms, which leaves many issues vulnerable to selling on any disappointing news.

Results of Operations for the Three and Six Months Ended October 31, 2025 and 2024

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands, except earnings per share)	2025	2024	Change	2025	2024	Change
Income from operations	$1,512	$1,744	-13.3%	$3,008	$3,591	-16.2%
Non-voting revenues and non-voting profits interests from EAM Trust	5,154	4,630	11.3%	10,275	8,871	15.8%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$6,666	$6,374	4.6%	$13,283	$12,462	6.6%
Operating expenses	$7,044	$7,097	-0.7%	$14,154	$14,134	0.1%
Investment gains/(losses)	$1,182	$1,186	-0.3%	$3,201	$2,895	10.6%
Income before income taxes	$7,848	$7,560	3.8%	$16,484	$15,357	7.3%
Net income	$5,682	$5,685	-0.1%	$12,142	$11,572	4.9%
Earnings per share	$0.60	$0.60	0.0%	$1.29	$1.23	5.0%

During the six months ended October 31, 2025, the Company’s net income of $12,142,000, or $1.29 per share, was 4.9% above net income of $11,572,000, or $1.23 per share, for the six months ended October 31, 2024. During the six months ended October 31, 2025, the Company’s income from operations of $3,008,000 was 16.2% below income from operations of $3,591,000 during the six months ended October 31, 2024. For the six months ended October 31, 2025, operating expenses increased slightly above those during the six months ended October 31, 2024.

During the three months ended October 31, 2025, the Company’s net income of $5,682,000, or $0.60 per share, was slightly below net income of $5,685,000, or $0.60 per share, for the three months ended October 31, 2024. During the three months ended October 31, 2025, the Company’s income from operations of $1,512,000 was 13.3% below income from operations of $1,744,000 during the three months ended October 31, 2024. For the three months ended October 31, 2025, operating expenses decreased 0.7% below those during the three months ended October 31, 2024.

During the six months ended October 31, 2025, there were 9,408,597 average common shares outstanding as compared to 9,419,006 average common shares outstanding during the six months ended October 31, 2024.

Total operating revenues

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2025	2024	Change	2025	2024	Change
Investment periodicals and related publications:
Print	$2,152	$2,181	-1.3%	$4,366	$4,414	-1.1%
Digital	3,902	4,001	-2.5%	7,828	8,055	-2.8%
Total investment periodicals and related publications	6,054	6,182	-2.1%	12,194	12,469	-2.2%
Copyright fees	2,502	2,659	-5.9%	4,968	5,256	-5.5%
Total publishing revenues	$8,556	$8,841	-3.2%	$17,162	$17,725	-3.2%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended October 31,				Six Months Ended October 31,
	2025		2024		2025		2024
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	13.9%	10.5%	13.7%	8.3%	13.3%	11.0%	15.9%	8.7%
Renewal & Conversion Sales	86.1%	89.5%	86.3%	91.7%	86.7%	89.0%	84.1%	91.3%
Total Gross Sales	100%	100%	100%	100%	100%	100%	100%	100%

During the six months ended October 31, 2025, new sales of print publications decreased on a percentage basis as a result of an increase in renewal sales orders from the prior fiscal year. New sales of digital publications increased.

	As of October 31,	As of April 30,	As of October 31,	Change
($ in thousands)	2025	2025	2024	October-25 vs. Apr-25	October-25 vs. October-24
Unearned subscription revenue (current and long-term liabilities)	$20,329	$22,290	$20,866	-8.8%	-2.6%

Unearned subscription revenue as of October 31, 2025, is 8.8% below April 30, 2025 and 2.6% below October 31, 2024. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $12,194,000 (excluding copyright fees) during the six months ended October 31, 2025 were 2.2% below publications revenues of $12,469,000 in the prior fiscal year. The Company continued and increased to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, particularly in volatile markets, total product line circulation at October 31, 2025, was 1.1% below total product line circulation at October 31, 2024.

Total print circulation at October 31, 2025 was 3.2% below the total print circulation at October 31, 2024. During the six months ended October 31, 2025, print publication revenues of $4,366,000 decreased 1.1%, below print publication revenues of $4,414,000 during the corresponding period of 2025 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at October 31, 2025 was 1.3% above total digital circulation at October 31, 2024. During the six months ended October 31, 2025, digital revenues of $7,828,000 were 2.8% lower than the prior fiscal year. These figures reflect weak investor sentiment, likely temporary, and the ongoing shift from our print services to digital counterparts. Further, publishing revenue is fairly steady, despite the dip in print circulation. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

Value Line serves primarily individual and professional investors in stocks, and other securities, who pay mostly on annual or multi-year subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended October 31, 2025, the combined Ranking System “Rank 1 & 2” stocks’ increase of 10.5% compared to the Russell 2000 Index’s increase of 12.9% during the comparable period.

Copyright fees

During the six months ended October 31, 2025, copyright fees of $4,968,000 were 5.5% below those during the corresponding period in the prior fiscal year.

Investment management fees and services – (unconsolidated)

The Company receives non-voting revenues interest and non-voting profits interest from EAM, the investment adviser to the Value Line Mutual Funds.

Total assets in the Value Line Funds managed and/or distributed by EAM at October 31, 2025, were $4.76 billion, slightly below total assets of $4.78 billion in the Value Line Funds managed and/or distributed by EAM at October 31, 2024.

Value Line Mutual Funds

	As of October 31,
($ in millions)	2025	2024	Change
Equity and hybrid funds	$4,730	$4,748	-0.4%
Fixed income funds	33	36	-8.4%
Total EAM managed net assets	$4,763	$4,784	-0.4%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the six months ended October 31, 2025, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $16,675,000, 12b-1 fees and other fees of $3,046,000 and other net gains of $337,000. For the same period, total investment management fee waivers were $83,000 and 12b-1 fee waivers were $42,000. During the six months ended October 31, 2025, EAM's net income was $2,482,000 after giving effect to Value Line’s non-voting revenues interest of $9,034,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of October 31, 2025, one of the Value Line Funds has 12b-1 fees waivers in place, and four funds have investment management fee waivers in place amounting in aggregate to less than 1% of all EAM management fee revenues.

The Value Line equity and hybrid funds’ assets represent 99.3% and fixed income fund assets represent 0.7%, respectively, of total fund assets under management (“AUM”) as of October 31, 2025. At October 31, 2025, equity and hybrid AUM decreased slightly and fixed income AUM decreased by 8.4% compared to last year at October 31, 2024.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company receives non-voting revenues interest and non-voting profits interest from EAM. The Company receives from EAM in an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund business.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2025	2024	Change	2025	2024	Change
Non-voting revenues interest	$4,546	$4,046	12.4%	$9,034	$7,726	16.9%
Non-voting profits interest	608	584	4.1%	1,241	1,145	8.4%
	$5,154	$4,630	11.3%	$10,275	$8,871	15.8%

Operating expenses

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2025	2024	Change	2025	2024	Change
Advertising and promotion	$922	$862	7.0%	$1,639	$1,722	-4.8%
Salaries and employee benefits	3,492	3,575	-2.3%	7,108	7,118	-0.1%
Production and distribution	1,423	1,449	-1.8%	3,054	2,938	3.9%
Office and administration	1,207	1,211	-0.3%	2,353	2,356	-0.1%
Total expenses	$7,044	$7,097	-0.7%	$14,154	$14,134	0.1%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $14,154,000 during the six months ended October 31, 2025, were slightly above those during the six months ended October 31, 2024.

Advertising and promotion

During six months ended October 31, 2025, advertising and promotion expenses of $1,639,000 decreased 4.8% as compared to the prior fiscal year. During the six months ended October 31, 2025, decreases were primarily due to a decline in third party telemarketing and sales commissions.

Salaries and employee benefits

During the six months ended October 31, 2025, salaries and employee benefits of $7,108,000 decreased slightly below the prior fiscal year.

Production and distribution

During the six months ended October 31, 2025, production and distribution expenses of $3,054,000 increased 3.9% above prior fiscal year primarily due to an overlap of duplicate data feed and licensing fees during a transition to a new vendor.

Office and administration

During the six months ended October 31, 2025, office and administrative expenses of $2,353,000 decreased slightly below the prior fiscal year.

Concentration

During the six months ended October 31, 2025, 29.0% of total publishing revenues of $17,162,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended October 31,			Six Months Ended October 31,
($ in thousands)	2025	2024	Change	2025	2024	Change
Dividend income	$162	$181	-10.5%	$323	$328	-1.5%
Interest income	525	499	5.2%	1,039	1,044	-0.5%
Investment gains/(losses) recognized on sale of equity securities during the period	66	(192)	134.4%	68	(125)	154.4%
Unrealized gains/(losses) recognized on equity securities held at the end of the period	429	698	-38.5%	1,771	1,648	7.5%
Total investment gains/(losses)	$1,182	$1,186	-0.3%	$3,201	$2,895	10.6%

During the six months ended October 31, 2025, the Company’s total investment gains of $3,201,000 increased 10.6% above prior fiscal year, primarily derived from unrealized gains on equity securities. Proceeds from the sales of equity securities during the six months ended October 31, 2025 and October 31, 2024 were $305,000 and $3,075,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the six months ended October 31, 2025 and October 31, 2024 were 26.34% and 24.65%, respectively. The higher effective tax rate during six months ended October 31, 2025 as compared to October 31, 2024, is primarily a result of an increase in the state and local income taxes from 3.86% to 5.54% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix among tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $62,530,000 as of October 31, 2025 and $56,230,000 as of April 30, 2025. These amounts include short-term unearned revenue of $14,177,000 and $16,558,000 reflected in total current liabilities at October 31, 2025 and April 30, 2025, respectively. Cash and short-term securities were $81,427,000 and $77,391,000 as of October 31, 2025 and April 30, 2025, respectively.

The Company’s cash and cash equivalents include $42,987,000 and $33,615,000 at October 31, 2025 and April 30, 2025, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities and in commercial banks.

Cash from operating activities

The Company had cash inflows from operating activities of $8,512,000 during the six months ended October 31, 2025, compared to cash inflows of $7,844,000 during the six months ended October 31, 2024. The change in cash inflows was a result of an increase in non-cash items related to deferred income taxes, depreciation & amortization, and taxes payable.

Cash from investing activities

The Company had cash inflows from investing activities of $7,353,000 during the six months ended October 31, 2025, compared to cash inflows from investing activities of $4,889,000 for the six months ended October 31, 2024, respectively. The significant cash inflows from investing activities for the six months ended October 31, 2025 was a result of the company’s conscious decisions, to invest the proceeds from maturities of fixed income short-term securities in the company’s short-term U.S. Government money market funds at higher yields than U.S Treasury Bills.

Cash from financing activities

During the six months ended October 31, 2025, the Company’s cash outflows from financing activities were $6,336,000, compared to cash outflows from financing activities of $5,830,000 for the six months ended October 31, 2024. Quarterly dividend payments of $0.325 per share during fiscal year 2026 aggregated $6,117,000. Quarterly regular dividend payments of $0.30 per share during fiscal year 2025 aggregated $5,652,000.

At October 31, 2025 there were 9,408,597 common shares outstanding as compared to 9,419,006 common shares outstanding at October 31, 2024. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests from EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of October 31, 2025, retained earnings and liquid assets were $119,426,000 and $81,427,000, respectively. As of April 30, 2025, retained earnings and liquid assets were $113,400,000 and $77,391,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the six months ended October 31, 2025. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2025.

Contractual Obligations

We are a party to a lease contract which will result in cash payments to a lessor in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next three fiscal years and thereafter are (in thousands): $737 in 2026; $1,493 in 2027 and $882 in 2028 totaling $3,112.

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

Fixed income securities consist of bank certificates of deposits and securities issued by the United States federal government. As of October 31, 2025, the aggregate cost and fair value of fixed income securities classified as available-for-sale were $14,574,000 and $14,495,000, respectively. As of April 30, 2025 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $22,518,000 and $22,435,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after Hypothetical Change in Interest Rates (in thousands) (bp = basis points)

		1 year	1 year	1 year	1 year

	Fair Value	50 bp increase	50 bp decrease	100 bp increase	100 bp decrease

As of October 31, 2025
Investments in securities with fixed maturities	$14,495	$14,459	$14,579	$14,400	$14,639

As of April 30, 2025
Investments in securities with fixed maturities	$22,435	$22,043	$22,480	$21,830	$22,702

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

As of October 31, 2025 and April 30, 2025, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), IShares Preferred and Income Securities ETF (PFF) and other Exchange Traded Funds and common stock equity securities was a combined total of 16,167,000 and $15,513,000, respectively, and the fair value was $23,326,000 and $20,879,000, respectively.

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of October 31, 2025	Equity Securities and ETFs held for dividend yield	$23,326	30% increase	$30,324	5.24%
			30% decrease	$16,328	(5.24%)

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2025	Equity Securities and ETFs held for dividend yield	$20,879	30% increase	$27,143	4.96%
			30% decrease	$14,615	(4.96%)

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Part I, Item 2 of this Quarterly Report on Form 10-Q for the period ended October 31, 2025, reflects any changes and updates (see page 22) in addition to the list of the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2025 filed with the SEC on July 29, 2025. Any new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended October 31, 2025. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1 - 31, 2025	1,653	$38.11	1,653	$636,000
September 1 - 30, 2025	1,572	$37.83	1,572	577,000
October 1 - 31, 2025	969	$38.93	969	2,000,000
Total	4,194	$38.19	4,194	$2,000,000

During October 2025, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The new purchase program replaces the October 2022 program. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $2,000,000 before the authorized limit is reached. On November 17, 2025, the Company bought 14,015 shares at $37 per share or $519,121 in a private, block offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal quarter ended October 31, 2025.

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

Date:  December 15, 2025