Form 10-Q
period 2026-01-31
VALUE LINE INC
filed 2026-03-17
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2026
Common stock, $0.10 par value per share	9,387,238 shares

VALUE LINE, INC.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	January 31,	April 30,
	2026	2025
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $45,995 and $33,615, respectively)	$46,463	$34,077
Equity securities	25,541	20,879
Available-for-sale Fixed Income securities	12,546	22,435
Accounts receivable, net of allowance for credit losses of $12 and $16, respectively	1,088	1,327
Prepaid and refundable income taxes	703	42
Prepaid expenses and other current assets	758	1,123
Total current assets	87,099	79,883

Long term assets:
Investment in EAM Trust	60,985	60,807
Restricted money market investments	305	305
Property and equipment, net	2,552	3,475
Capitalized software and other intangible assets, net	15	63
Total long term assets	63,857	64,650

Total assets	$150,956	$144,533

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,222	$1,528
Accrued salaries	942	1,161
Dividends payable	3,051	3,059
Accrued taxes on income	145	43
Operating lease obligation-short term	1,381	1,304
Unearned revenue	14,642	16,558
Total current liabilities	21,383	23,653

Long term liabilities:
Unearned revenue	6,385	5,732
Operating lease obligation-long term	1,231	2,275
Deferred income taxes	14,198	13,195
Total long term liabilities	21,814	21,202
Total liabilities	43,197	44,855

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	122,285	113,400
Treasury stock, at cost (612,110 shares and 588,997 shares, respectively)	(16,513)	(15,647)
Accumulated other comprehensive income, net of tax	(4)	(66)
Total shareholders' equity	107,759	99,678

Total liabilities and shareholders' equity	$150,956	$144,533

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025

Revenues:
Investment periodicals and related publications	$5,889	$6,313	$18,083	$18,782
Copyright fees	2,387	2,654	7,355	7,910
Total publishing revenues	8,276	8,967	25,438	26,692

Expenses:
Advertising and promotion	989	976	2,628	2,698
Salaries and employee benefits	3,612	3,623	10,720	10,741
Production and distribution	1,392	1,457	4,446	4,395
Office and administration	1,279	1,347	3,632	3,703
Total expenses	7,272	7,403	21,426	21,537
Income from operations	1,004	1,564	4,012	5,155

Revenues and profits interests in EAM Trust	4,761	4,910	15,036	13,781
Investment gains/(losses)	2,178	662	5,379	3,557
Income before income taxes	7,943	7,136	24,427	22,493
Income tax provision	2,033	1,973	6,375	5,758
Net income	$5,910	$5,163	$18,052	$16,735

Earnings per share, basic & fully diluted	$0.63	$0.55	$1.92	$1.78

Weighted average number of common shares	9,391,790	9,417,821	9,402,966	9,418,527

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025

Net income	$5,910	$5,163	$18,052	$16,735

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on Fixed Income securities, net of tax	58	(7)	62	172
Other comprehensive income/(loss)	58	(7)	62	172
Comprehensive income	$5,968	$5,156	$18,114	$16,907

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	January 31,
	2026	2025
Cash flows from operating activities:
Net income	$18,052	$16,735

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	971	959
Investment (gains)/losses	(3,318)	(1,495)
Non-voting revenues interest from EAM Trust	(13,212)	(12,089)
Non-voting profits interest from EAM Trust	(1,824)	(1,692)
Distributions received from EAM Trust	14,858	12,791
Deferred income taxes	1,252	806
Deferred rent	(967)	(894)
Changes in operating assets and liabilities:
Unearned revenue	(1,263)	(339)
Accounts payable & accrued expenses	(306)	(333)
Accrued salaries	(219)	(17)
Accrued taxes on income	(166)	97
Prepaid and refundable income taxes	(661)	(91)
Prepaid expenses and other current assets	367	291
Accounts receivable	237	(26)
Total adjustments	(4,251)	(2,032)
Net cash provided by operating activities	13,801	14,703

Cash flows from investing activities:
Purchases of equity securities	(1,670)	(7,143)
Purchases of fixed income securities classified as available-for-sale	(5,335)	(17,807)
Proceeds from sales of equity securities	328	3,173
Proceeds from sales of fixed income securities classified as available-for-sale	15,303	38,469
Acquisition of property and equipment	-	(174)
Expenditures for capitalized software	-	(43)
Net cash provided by investing activities	8,626	16,475

Cash flows from financing activities:
Purchase of treasury stock at cost	(866)	(274)
Dividends paid	(9,175)	(8,478)
Net cash used in financing activities	(10,041)	(8,752)
Net change in cash and cash equivalents	12,386	22,426
Cash, cash equivalents and restricted cash at beginning of period	34,382	4,695
Cash, cash equivalents and restricted cash at end of period	$46,768	$27,121

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2025 and Six Months Ended October 31, 2025

And Nine Months Ended January 31, 2026

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2025	10,000,000	$1,000	$991	(588,997)	$(15,647)	$113,400	$(66)	$99,678

Net income						6,460		6,460
Change in unrealized gains on Fixed Income securities, net of taxes							15	15
Purchase of treasury stock				(1,481)	(59)			(59)
Dividends declared						(3,058)		(3,058)
Balance at July 31, 2025	10,000,000	$1,000	$991	(590,478)	$(15,706)	$116,802	$(51)	$103,036

Dividends declared per common share were $0.325 for the three months ending July 31, 2025.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at July 31, 2025	10,000,000	$1,000	$991	(590,478)	$(15,706)	$116,802	$(51)	$103,036

Net income						5,682		5,682
Change in unrealized gains on Fixed Income securities, net of taxes							(11)	(11)
Purchase of treasury stock				(4,194)	(160)			(160)
Dividends declared						(3,058)		(3,058)
Balance at October 31, 2025	10,000,000	$1,000	$991	(594,672)	$(15,866)	$119,426	$(62)	$105,489

Dividends declared per common share were $0.650 for the six months ending October 31, 2025.

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at October 31, 2025	10,000,000	$1,000	$991	(594,672)	$(15,866)	$119,426	$(62)	$105,489

Net income						5,910		5,910
Change in unrealized gains on Fixed Income securities, net of taxes							58	58
Purchase of treasury stock				(17,438)	(647)			(647)
Dividends declared						(3,051)		(3,051)
Balance at January 31, 2026	10,000,000	$1,000	$991	(612,110)	$(16,513)	$122,285	$(4)	$107,759

Dividends declared per common share were $0.975 for the nine months ending January 31, 2026.

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

Dividends declared per common share were $0.90 for the six months ending January 31, 2025.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Value Line, Inc.

Notes to Consolidated Condensed Financial Statements

January 31, 2026

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

The Consolidated Condensed Balance Sheets as of January 31, 2026 and April 30, 2025, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025 filed with the SEC on July 29, 2025 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of January 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$45,995	$-	$-	$45,995
Equity securities	25,541	-	-	25,541
Available-for-sale fixed income securities	12,546	-	-	12,546
	$84,082	$-	$-	$84,082

	As of April 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$33,615	$-	$-	$33,615
Equity securities	20,879	-	-	20,879
Available-for-sale fixed income securities	22,435	-	-	22,435
	$76,929	$-	$-	$76,929

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended January 31, 2026 and April 30, 2025, there were no Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of January 31, 2026, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of January 31, 2026 and April 30, 2025, cash equivalents included $45,995,000 and $33,615,000, respectively, for amounts invested in money market mutual funds that invest in short-term U.S. government securities.

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

As of January 31, 2026 and April 30, 2025, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), iShares Preferred and Income Securities ETF (PFF) and other Exchange Traded Funds and common stock equity securities was a combined total $16,916,000 and $15,513,000, respectively, and the fair value was $25,541,000 and $20,879,000, respectively.

Proceeds from sales of equity securities during the nine months ended January 31, 2026 and January 31, 2025, were $328,000 and $3,173,000 respectively.

The carrying value and fair value of equity securities at January 31, 2026 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$16,916	$8,630	$(5)	$25,541

The carrying value and fair value of equity securities at April 30, 2025 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$15,513	$5,450	$(84)	$20,879

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the nine months ended January 31, 2026 and January 31, 2025, were $15,303,000 and $38,469,000, respectively. As of January 31, 2026, Accumulated Other Comprehensive Income included unrealized losses of $5,000 net of deferred tax benefits of $1,000.  As of April 30, 2025, Accumulated Other Comprehensive Income included unrealized losses of $83,000, net of deferred tax benefits of $17,000.

The aggregate cost and fair value at January 31, 2026 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$7,547	$9	-	$7,556
Due 1 year through 5 years	5,004	-	(14)	4,990
Total investment in government debt securities	$12,551	$9	$(14)	$12,546

The decrease in gross unrealized losses of $78,000 on fixed income securities classified as available-for-sale net of deferred income tax liability of $16,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of January 31, 2026.

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

The average yield on the Government debt securities classified as available-for-sale at January 31, 2026 and April 30, 2025 was 4.1% and 4.3%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2026	2025	2026	2025
Dividend income	$212	$216	$535	$544
Interest income	501	474	1,540	1,518
Investment gains/(losses) recognized on sales of equity securities during the period	-	12	68	(113)
Unrealized gains/(losses) recognized on equity securities held at the end of the period	1,465	(40)	3,236	1,608
Total investment gains/(losses)	$2,178	$662	$5,379	$3,557

Taxable realized gains/(losses) on equity securities sold during fiscal years 2026 and 2025, which are generally the difference between the proceeds from sales and our original cost, were gains of $61,000 in fiscal 2026 and losses of $124,000 in fiscal 2025.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of January 31, 2026 and April 30, 2025, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $60,985,000 and $60,807,000, respectively.

The value of VLI’s investment in EAM at January 31, 2026 and April 30, 2025 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands) (unaudited)	2026	2025	2026	2025
Investment management fees earned from the Value Line Funds, net of waivers shown below	$7,680	$8,382	$24,355	$23,724
12b-1 fees and other fees, net of waivers Sub-TA now paid by Funds	$1,460	$2,080	$4,506	$6,032
Other income	$133	$140	$470	$456
Investment management fee waivers and reimbursements	$49	$44	$132	$131
12b-1 fee waivers	$5	$23	$47	$69
Value Line’s non-voting revenues interest	$4,178	$4,363	$13,212	$12,089
EAM's net income (1)	$1,166	$1,094	$3,648	$3,384

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	January 31,	April 30,
($ in thousands)	2026	2025
	(unaudited)
EAM's total assets	$64,421	$63,699
EAM's total liabilities (1)	(7,197)	(6,373)
EAM's total equity	$57,224	$57,326

(1) At January 31, 2026 and April 30, 2025, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $4,702,000 and $4,493,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of January 31, 2026 (unaudited)	$64,421	$60,985	$-	$60,985
As of April 30, 2025	$63,699	$60,807	$-	$60,807

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

	Nine Months Ended January 31,
($ in thousands)	2026	2025
Cash and cash equivalents	$46,463	$26,816
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$46,768	$27,121

Income Tax Payments:

The Company made income tax payments as follows:

	Nine Months Ended January 31,
($ in thousands)	2026	2025
State and local income tax payments	$1,068	$966
Federal income tax payments	$4,600	$3,958

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the nine months ended January 31, 2026 and January 31, 2025, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $311,000 and $287,000 in fiscal 2026 and fiscal 2025, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of January 31, 2026, and January 31, 2025, the Company held fixed income securities consisting of bank certificates of deposits and securities issued by the United States federal government that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the nine months ended January 31, 2026 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$78	$(16)	$62
	$78	$(16)	$62

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

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2026, were $4.20 billion, or 15.5% below total assets of $4.97 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2025.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2026	2025	2026	2025
Non-voting revenues interest in EAM	$4,178	$4,363	$13,212	$12,089
Non-voting profits interest in EAM	583	547	1,824	1,692
	$4,761	$4,910	$15,036	$13,781

At January 31, 2026, the Company's investment in EAM includes a receivable of $4,702,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That amount was subsequently paid timely to the Company.

Transactions with Parent:

During the nine months ended January 31, 2026 and January 31, 2025, the Company was reimbursed $220,000 and $226,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at January 31, 2026 and April 30, 2025.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made federal tax payments of $4,600,000 and $3,958,000 to the Parent during the nine months ended January 31, 2026 and January 31, 2025, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of January 31, 2026, the Parent owned 91.97% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands)	2026	2025	2026	2025
Current tax expense:
Federal	$1,233	$1,391	$4,130	$4,013
State and local	316	273	993	939
Current tax expense	1,549	1,664	5,123	4,952
Deferred tax expense (benefit):
Federal	469	311	1,220	797
State and local	15	(2)	32	9
Deferred tax expense (benefit):	484	309	1,252	806
Income tax provision	$2,033	$1,973	$6,375	$5,758

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2026 and January 31, 2025 were 26.10% and 25.60%, respectively. The higher effective tax rate during nine months ended January 31, 2026 as compared to January 31, 2025, is primarily a result of an increase in the state and local income tax rate to 5.32% from 4.85% due to changes in state and local income tax allocations in certain states and an increase in the states with nexus. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	January 31,	April 30,
($ in thousands)	2026	2025
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	57	78
Unrealized gain/(loss) on securities held for sale	1,811	1,127
Right of Use Asset	(86)	(114)
Deferred charges	(81)	(129)
Other	(293)	(487)
Total federal tax liability	11,705	10,772

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,233	2,287
Deferred non-cash post-employment compensation	(78)	(80)
Depreciation and amortization	12	16
Unrealized gain/(loss) on securities held for sale	379	242
Other	(53)	(42)
Total state and local tax liabilities	2,493	2,423
Deferred tax liability, long-term	$14,198	$13,195

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Nine Months Ended January 31,
	2026	2025
U.S. statutory federal tax rate	21.00%	21.00%
Increase (decrease) in tax rate from:
State and local income taxes, net of federal income tax benefit	5.32%	4.85%
Effect of dividends received deductions	(0.22)%	(0.25)%
Effective income tax rate	26.10%	25.60%

The Company believes that, as of January 31, 2026, there were no material uncertain tax positions that would require disclosure under GAAP.

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

The Company’s federal income tax returns (included in the Parent’s consolidated returns) and state and city tax returns for fiscal years ended 2023 through 2025, are subject to examination by the tax authorities, generally for three years after they are filed with the tax authorities.

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

	January 31,	April 30,
($ in thousands)	2026	2025

Building and leasehold improvements	$652	$652
Operating lease - right-of-use asset	2,205	3,037
Furniture and equipment	2,380	2,430
	5,237	6,119
Accumulated depreciation and amortization	(2,685)	(2,644)
Total property and equipment, net	$2,552	$3,475

Note 10 - Accounting for the Costs of Computer Software Developed for Internal Use:

The Company has adopted the provisions of the Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for Internal Use". SOP 98-1 requires companies to capitalize as long-lived assets many of the costs associated with developing or purchasing software for internal use and amortize those costs over the software's estimated useful life in a systematic and rational manner.  Such costs, when incurred, are capitalized and amortized over the expected useful life of the asset, normally 3 to 5 years. Total amortization expenses during the nine months ended January 31, 2026 and January 31, 2025, were $32,000 and $43,000, respectively.

During the nine months ended January 31, 2026 and January 31, 2025, the Company did not incur and did not capitalize expenditures related to third party programmers' costs nor internal costs to develop software for internal use.

Note 11 - Treasury Stock and Repurchase Program:

During October 2025, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The new purchase program replaces the October 2022 program. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $1,353,000 before the authorized limit is reached. On November 17, 2025, the Company bought 14,015 shares at $37 per share or $519,121 in a private, block offering.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of October 31, 2025	594,672	$15,866	$26.68	$2,000
Purchases effected in open market during the months ended:
November 30, 2025	15,455	$572	37.03	1,428
December 31, 2025	1,601	$61	37.86	1,367
January 31, 2026	382	$14	37.96	1,353
Balance as of January 31, 2026	612,110	$16,513	$26.98	$1,353

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of January 31, 2026, the Company had a long-term lease asset of $2,205,000, solely related to our NYC headquarters, located at 551 Fifth Avenue, New York, NY, recorded in property and equipment in its consolidated balance sheets. The VLDC lease at 205 Chubb Ave., Lyndhurst, NJ ended on April 30, 2024.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $957,000 and $957,000 in lease expenses in both fiscal years 2026 and 2025 during the nine months ended January 31, 2026 and January 31, 2025, respectively.

For the nine months ended January 31, 2026, the Company paid $1,091,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,091,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases have not provided an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of January 31, 2026:

Fiscal years ended April 30,	($ in thousands)
2026*	$370
2027	1,493
2028	882
Total undiscounted future minimum lease payments	2,745
Less: difference between undiscounted lease payments & the present value of future lease payments	(133)
Total operating lease liabilities	$2,612

* Excludes the nine months ended January 31, 2026

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of January 31, 2026
Weighted-average remaining lease term (in years)	1.83

Weighted-average discount rate	5.25%

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at January 31, 2026, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 14 - Concentration:

During the nine months ended January 31, 2026, 29.0% of total publishing revenues of $25,438,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2026 and January 31, 2025, the Company had $2,486,000 and $1,389,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

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
●

the economic and other impacts of present and future global political and military conflicts, which could affect investor interest in stock market investing or cause assets under management in EAM to fall or to rise, or affect availability and cost of energy, goods, and services required by the Company and its suppliers;

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
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended January 31, 2026; and other risks and uncertainties arising from time to time.

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

Business Environment

The U.S. economy entered calendar 2026 at a slowly growing pace. After a slow start in 2025, with a tariff-driven spike in imports resulting in a 0.6% annualized contraction in the first quarter, the gross domestic product (GDP) expanded 3.8%, 4.4%, and 0.7%, respectively, over the final three quarters of the year. It also should be noted that the federal government shutdown, the longest in the nation’s history, reduced the estimated final-quarter GDP tally by at least a full percentage point. The advances over the final nine months of last year were driven by a resilient consumer sector, as well massive spending on artificial intelligence and the related infrastructure build out. Looking forward, further GDP gains are expected over the next 12 months, with lower interest rates, the result of three quarter-point cuts to the Fed interest rate last year, tax cuts, and regulation rollback providing support for the economy. Additional Fed interest rate reductions may occur as well.

Meanwhile, there are concerns that a reacceleration in inflation is possible this year. Attacks by Iran on multiple states in the Middle East followed the launch by the United States and Israel of a substantial assault on Iran that killed that nation’s Supreme Leader Ayatollah Ali Khamenei as well as other military and government leaders. President Trump and Secretary of State Marco Rubio have said the use of force aims to eliminate Iran’s nuclear program, degrade its missile and naval forces, and possibly bring about regime change. Both the fighting itself and Iranian warnings that ships not use the Strait of Hormuz, a waterway where 20% of the world’s oil supply passes through, could significantly disrupt the worldwide shipment of oil and other goods like fertilizer. Resultant higher crude prices, along with the recent renewed tariff threats from the Trump Administration, may lead to a reacceleration in inflation.

Wall Street now expects the Federal Reserve, which will have a leadership change later this year, to take a more-cautious approach with regard to interest-rate policy. Inflation worries, along with data showing that the labor market is holding up fairly well in an environment of few layoffs but restrained new hiring, don’t put pressure on the central bank to cut interest rates. Corporate earnings growth remains healthy. On point, the profit growth rate for the S&P 500 companies averaged around 14% in the fourth quarter of 2025, which marked a fifth-consecutive quarter of double-digit advances for the Index. Against this backdrop, the Fed futures market is now predicting that the Federal Reserve will cut the benchmark interest rate, which currently is in the range of 3.50% to 3.75%, once this year, with a quarter-point reduction at the September Federal Open Market Committee (FOMC) meeting the most likely possibility.

In all, the business environment is in solid shape, highlighted by double-digit corporate profit growth. The strong earnings performance has provided some support for equities, but volatility in the U.S. stock market has picked up. Investors clearly do not like uncertainty and they are getting a lot of it in the early months of 2026. Concerns about tariffs, artificial intelligence (AI) infrastructure funding (especially among private-equity and credit companies), hostilities in the Middle East, and the Fed’s near-term monetary policy course are all stoking anxiety for investors.

Results of Operations for the Three and Nine Months Ended January 31, 2026 and 2025

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands, except earnings per share)	2026	2025	Change	2026	2025	Change
Income from operations	$1,004	$1,564	-35.8%	$4,012	$5,155	-22.2%
Non-voting revenues and non-voting profits interests from EAM Trust	4,761	4,910	-3.0%	15,036	13,781	9.1%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$5,765	$6,474	-11.0%	$19,048	$18,936	0.6%
Operating expenses	$7,272	$7,403	-1.8%	$21,426	$21,537	-0.5%
Investment gains/(losses)	$2,178	$662	229.0%	$5,379	$3,557	51.2%
Income before income taxes	$7,943	$7,136	11.3%	$24,427	$22,493	8.6%
Net income	$5,910	$5,163	14.5%	$18,052	$16,735	7.9%
Earnings per share	$0.63	$0.55	14.8%	$1.92	$1.78	8.0%

During the nine months ended January 31, 2026, the Company’s net income of $18,052,000, or $1.92 per share, was 7.9% above net income of $16,735,000, or $1.78 per share, for the nine months ended January 31, 2025. During the nine months ended January 31, 2026, the Company’s income from operations of $4,012,000 was 22.2% below income from operations of $5,155,000 during the nine months ended January 31, 2025. For the nine months ended January 31, 2026, operating expenses decreased slightly below those during the nine months ended January 31, 2025.

During the three months ended January 31, 2026, the Company’s net income of $5,910,000, or $0.63 per share, was 14.5% above net income of $5,163,000, or $0.55 per share, for the three months ended January 31, 2025. During the three months ended January 31, 2026, the Company’s income from operations of $1,004,000 was 35.8% below income from operations of $1,564,000 during the three months ended January 31, 2025. For the three months ended January 31, 2026, operating expenses decreased 0.7% below those during the three months ended January 31, 2025.

During the nine months ended January 31, 2026, there were 9,402,966 average common shares outstanding as compared to 9,418,527 average common shares outstanding during the nine months ended January 31, 2025.

Total operating revenues

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2026	2025	Change	2026	2025	Change
Investment periodicals and related publications:
Print	$2,017	$2,336	-13.7%	$6,383	$6,750	-5.4%
Digital	3,872	3,977	-2.6%	11,700	12,032	-2.8%
Total investment periodicals and related publications	5,889	6,313	-6.7%	18,083	18,782	-3.7%
Copyright fees	2,387	2,654	-10.1%	7,355	7,910	-7.0%
Total publishing revenues	$8,276	$8,967	-7.7%	$25,438	$26,692	-4.7%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended January 31,				Nine Months Ended January 31,
	2026		2025		2026		2025
	Print	Digital	Print	Digital	Print	Digital	Print	Digital
New Sales	17.6%	9.5%	13.4%	8.7%	14.7%	10.4%	14.8%	8.7%
Renewal & Conversion Sales	82.4%	90.5%	86.6%	91.3%	85.3%	89.6%	85.2%	91.3%
Total Gross Sales	100%	100%	100%	100%	100%	100%	100%	100%

During the nine months ended January 31, 2026, new sales of print publications decreased on a percentage basis as a result of an increase in renewal sales orders from the prior fiscal year. New sales of digital publications increased.

	As of January 31,	As of April 30,	As of January 31,	Change
($ in thousands)	2026	2025	2025	January-26 vs. Apr-25	January-26 vs. January-25
Unearned subscription revenue (current and long-term liabilities)	$21,027	$22,290	$21,942	-5.7%	-4.2%

Unearned subscription revenue as of January 31, 2026, is 5.7% below April 30, 2025 and 4.2% below January 31, 2025. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $18,083,000 (excluding copyright fees) during the nine months ended January 31, 2026 were 3.7% below publications revenues of $18,782,000 in the prior fiscal year. The Company continued a variety of efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, particularly in volatile markets, total product line circulation at January 31, 2026, was 1.1% below total product line circulation at January 31, 2025.

Total print circulation at January 31, 2026 was 2.0% below the total print circulation at January 31, 2025. During the nine months ended January 31, 2026, print publication revenues of $6,383,000 decreased 5.4%, below print publication revenues of $6,750,000 during the corresponding period of 2025. Total digital circulation at January 31, 2026 was 2.3% above total digital circulation at January 31, 2025. During the nine months ended January 31, 2026, digital revenues of $11,700,000 were 2.8% lower than the prior fiscal year. These figures reflect the ongoing shift from our print services to digital counterparts. Sales of our higher-price, higher-profit, publications have remained strong.

Value Line serves primarily individual and professional investors in stocks, and other securities, who pay mostly on annual or multi-year subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended January 31, 2026, the combined Ranking System “Rank 1 & 2” stocks’ increase of 14.2% compared to the Russell 2000 Index’s increase of 14.3% during the comparable period.

Copyright fees

During the nine months ended January 31, 2026, copyright fees of $7,355,000 were 7.0% below those during the corresponding period in the prior fiscal year.

Investment management fees and services – (unconsolidated)

The Company receives non-voting revenues interest and non-voting profits interest from EAM, the investment adviser to the Value Line Mutual Funds.

Total assets in the Value Line Funds managed and/or distributed by EAM at January 31, 2026, were $4.20 billion, which is $0.77 billion or 15.6% below total assets of $4.97 billion in the Value Line Funds managed and/or distributed by EAM at January 31, 2025.

Value Line Mutual Funds

	As of January 31,
($ in millions)	2026	2025	Change
Equity and hybrid funds	$4,198	$4,937	-15.0%
Fixed income funds	-	35	-100.0%
Total EAM managed net assets	$4,198	$4,972	-15.6%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the nine months ended January 31, 2026, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $24,355,000, 12b-1 fees and other fees of $4,506,000 and other net gains of $470,000. For the same period, total investment management fee waivers were $132,000 and 12b-1 fee waivers were $47,000. During the nine months ended January 31, 2026, EAM's net income was $3,648,000 after giving effect to Value Line’s non-voting revenues interest of $13,212,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of January 31, 2026, one of the Value Line Funds has 12b-1 fees waivers in place, and four funds have investment management fee waivers in place amounting in aggregate to less than 1% of all EAM management fee revenues.

The Value Line equity and hybrid funds’ assets represent 100% of total fund assets under management (“AUM”) as of January 31, 2026. At January 31, 2026, equity and hybrid AUM decreased by 15.0% compared to last year at January 31, 2025.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company receives non-voting revenues interest and non-voting profits interest from EAM. The Company receives from EAM in an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund business.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2026	2025	Change	2026	2025	Change
Non-voting revenues interest	$4,178	$4,363	-4.2%	$13,212	$12,089	9.3%
Non-voting profits interest	583	547	6.6%	1,824	1,692	7.8%
	$4,761	$4,910	-3.0%	$15,036	$13,781	9.1%

Operating expenses

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2026	2025	Change	2026	2025	Change
Advertising and promotion	$989	$976	1.3%	$2,628	$2,698	-2.6%
Salaries and employee benefits	3,612	3,623	-0.3%	10,720	10,741	-0.2%
Production and distribution	1,392	1,457	-4.5%	4,446	4,395	1.2%
Office and administration	1,279	1,347	-5.0%	3,632	3,703	-1.9%
Total expenses	$7,272	$7,403	-1.8%	$21,426	$21,537	-0.5%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $21,426,000 during the nine months ended January 31, 2026, were slightly below those during the nine months ended January 31, 2025.

Advertising and promotion

During the nine months ended January 31, 2026, advertising and promotion expenses of $2,628,000 decreased 2.6% as compared to the prior fiscal year. During the nine months ended January 31, 2026, decreases were primarily due to a decline in third party telemarketing costs and sales commissions.

Salaries and employee benefits

During the nine months ended January 31, 2026, salaries and employee benefits of $10,720,000 decreased slightly below the prior fiscal year.

Production and distribution

During the nine months ended January 31, 2026, production and distribution expenses of $4,446,000 increased 1.2% above the prior fiscal year primarily due to an overlap of data feed and licensing fees during a transition to a new vendor.

Office and administration

During the nine months ended January 31, 2026, office and administrative expenses of $3,632,000 decreased 1.9% below the prior fiscal year.

Concentration

During the nine months ended January 31, 2026, 29.0% of total publishing revenues of $25,438,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended January 31,			Nine Months Ended January 31,
($ in thousands)	2026	2025	Change	2026	2025	Change
Dividend income	$212	$216	-1.9%	$535	$544	-1.7%
Interest income	501	474	5.7%	1,540	1,518	1.4%
Investment gains/(losses) recognized on sale of equity securities during the period	-	12	-100.0%	68	(113)	160.2%
Unrealized gains/(losses) recognized on equity securities held at the end of the period	1,465	(40)	3765.5%	3,236	1,608	101.2%
Total investment gains/(losses)	$2,178	$662	229.2%	$5,379	$3,557	51.2%

During the nine months ended January 31, 2026, the Company’s total investment gains of 5,379,000 increased 51.2% above the prior fiscal year, primarily derived from unrealized gains on equity securities. Proceeds from the sales of equity securities during the nine months ended January 31, 2026 and January 31, 2025 were $328,000 and $3,173,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the nine months ended January 31, 2026 and January 31, 2025 were 26.10% and 25.60%, respectively. The higher effective tax rate during nine months ended January 31, 2026 as compared to January 31, 2025, is primarily a result of an increase in the state and local income taxes from 4.85% to 5.32% due to changes in state and local income tax allocations. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-tax income, the Company's geographic profit mix among tax jurisdictions, taxation methods adopted by each locality, new interpretations of existing tax laws and rulings and settlements with tax authorities.

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

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $65,716,000 as of January 31, 2026 and $56,230,000 as of April 30, 2025. These amounts include short-term unearned revenue of $14,642,000 and $16,558,000 reflected in total current liabilities at January 31, 2026 and April 30, 2025, respectively. Cash and short-term securities were $84,550,000 and $77,391,000 as of January 31, 2026 and April 30, 2025, respectively.

The Company’s cash and cash equivalents include $45,995,000 and $33,615,000 at January 31, 2026 and April 30, 2025, respectively, invested primarily in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities and in commercial banks.

Cash from operating activities

The Company had cash inflows from operating activities of $13,801,000 during the nine months ended January 31, 2026, compared to cash inflows of $14,703,000 during the nine months ended January 31, 2025. The decrease in cash flows from fiscal 2025 to fiscal 2026 is primarily attributable to the decline in customers’ subscription future revenue and the timing of Federal Income tax payments.

Cash from investing activities

The Company had cash inflows from investing activities of $8,626,000 during the nine months ended January 31, 2026, compared to cash inflows from investing activities of $16,475,000 for the nine months ended January 31, 2025, respectively. The decrease in cash inflows from investing activities for the nine months ended January 31, 2026 compared to last year was a result of a decrease in investment in fixed income short-term securities in favor of higher yielding short-term U.S. Government money market investments.

Cash from financing activities

During the nine months ended January 31, 2026, the Company’s cash outflows from financing activities were $10,041,000, compared to cash outflows from financing activities of $8,752,000 for the nine months ended January 31, 2025. Quarterly dividend payments of $0.325 per share during fiscal year 2026 aggregated $9,175,000. Quarterly regular dividend payments of $0.30 per share during fiscal year 2025 aggregated $8,478,000.

At January 31, 2026 there were 9,402,966 common shares outstanding as compared to 9,418,527 common shares outstanding at January 31, 2025. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests from EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of January 31, 2026, retained earnings and liquid assets were $122,285,000 and $84,550,000, respectively. As of April 30, 2025, retained earnings and liquid assets were $113,400,000 and $77,391,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the nine months ended January 31, 2026. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2025.

Contractual Obligations

We are a party to a lease contract which will result in cash payments to a lessor in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next three fiscal years and thereafter are (in thousands): $370 in 2026; $1,493 in 2027 and $882 in 2028 totaling $2,745.

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

Fixed income securities consist of bank certificates of deposits and securities issued by the United States federal government. As of January 31, 2026, the aggregate cost and fair value of fixed income securities classified as available-for-sale were $12,552,000 and $12,546,000, respectively. As of April 30, 2025 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $22,518,000 and $22,435,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after Hypothetical Change in Interest Rates (in thousands) (bp = basis points)

		1 year	1 year	1 year	1 year

	Fair Value	50 bp increase	50 bp decrease	100 bp increase	100 bp decrease

As of January 31, 2026
Investments in securities with fixed maturities	$12,546	$12,515	$12,618	$12,464	$12,671

As of April 30, 2025
Investments in securities with fixed maturities	$22,435	$22,043	$22,480	$21,830	$22,702

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

As of January 31, 2026 and April 30, 2025, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), iShares Preferred and Income Securities ETF (PFF) and other Exchange Traded Funds and common stock equity securities was a combined total of $16,916,000 and $15,513,000, respectively, and the fair value was $25,541,000 and $20,879,000, respectively.

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of January 31, 2026	Equity Securities and ETFs held for dividend yield	$25,541	30% increase	$33,203	5.62%
			30% decrease	$17,879	(5.62%)

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2025	Equity Securities and ETFs held for dividend yield	$20,879	30% increase	$27,143	4.96%
			30% decrease	$14,615	(4.96%)

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Part I, Item 2 of this Quarterly Report on Form 10-Q for the period ended January 31, 2026, reflects any changes and updates (see page 23) in addition to the list of the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2025 filed with the SEC on July 29, 2025. Any new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended January 31, 2026. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - 30, 2025	15,455	$37.03	15,455	$1,428,000
December 1 - 31, 2025	1,601	$37.86	1,601	1,367,000
January 1 - 31, 2026	382	$38.96	382	1,353,000
Total	17,438	$37.12	17,438	$1,353,000

During October 2025, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The new purchase program replaces the October 2022 program. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $1,353,000 before the authorized limit is reached. On November 17, 2025, the Company bought 14,015 shares at $37 per share or $519,121 in a private, block offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal quarter ended January 31, 2026.

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

Date:  March 16, 2026