Form 10-K
period 2026-04-30
VALUE LINE INC
filed 2026-07-29
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                         ☐ Yes ☐ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                         ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes ☒ No

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                         ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at October 31, 2025 was $28,286,673.

There were 9,383,573 shares of the registrant’s Common Stock outstanding at June 30, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2026 Annual Meeting of Shareholders, to be held on October 6, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2026 and other risks and uncertainties arising from time to time.

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

Explanatory Notes

References in this Annual Report on Form 10-K for the fiscal year ending April 30, 2026, to “the Company”, “Value Line”, “we”, “us” and “our” refer to Value Line, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

“fiscal 2026” are to the twelve month period from May 1, 2025 to April 30, 2026;

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

The Company is the successor to substantially all of the operations of Arnold Bernhard & Co, Inc. ("AB&Co."). AB&Co. is the controlling shareholder of the Company and, as of April 30, 2026, owns 91.98% of the outstanding shares of the common stock of the Company.

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

The niche newsletters (Value Line Select®, Value Line Select: Dividend Income & Growth, Value Line Select ETFs, The Value Line Special Situations Service®, The Value Line M&A Service, The Value Line Climate Change Investing Service, and The Value Line Information You Should Know Wealth Newsletter) provide information on a less comprehensive basis for securities that the Company believes will be of particular interest to subscribers and may include topics of interest on markets and the business environment. Value Line Select® is a targeted service with an emphasis on Value Line’s proprietary in-depth research analysis and statistical selections, highlighting monthly a stock with strong return potential and reasonable risk.  Value Line Select: Dividend Income & Growth represents Value Line's targeted coverage of dividend paying stocks with good growth potential. Value Line Select ETFs recommends a new ETF for purchase each month. The Value Line Special Situations Service provides in-depth research analysis on selected small and mid-cap stocks. The Value Line M&A Service recommends stocks of companies that Value Line thinks may be acquired by other corporations or private equity firms. The Value Line Climate Change Investing Service recommends stocks that should benefit from addressing the challenge of climate change. The Value Line Information You Should Know Wealth Newsletter provides insightful information on various personal finance topics.

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

The Value Line Fund Advisor Plus

The Value Line Mutual Fund Ranking System was introduced in 1993. It is the system utilized in The Fund Advisor Plus, featuring load, no-load, and low-load open-end mutual funds. Each issue offers strategies for investing in mutual funds, and highlights of specific mutual funds. A full statistical review, including latest performance, ranks, and sector weightings, is updated each month on approximately 800 leading load, no-load and low-load funds. Included with this product is online access to Value Line’s database of approximately 19,000 mutual funds, including screening tools and full-page printable reports on each fund. Four model portfolios are also part of the service. One recommends specific U.S. mutual funds from different objective groups, while the other highlights similar exchange traded funds (ETFs). The remaining two highlight mutual funds and ETFs globally. The Value Line Fund Advisor Plus contains data on approximately 19,000 no-load and low-load funds and a digital screener.

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

Fundamental DataFile I and II

The Value Line Fundamental DataFile I contains fundamental data (both current and historical) on nearly 5,500 publicly traded companies that follow U.S. generally accepted accounting principles (“GAAP”). This data product provides annual data from 1955, quarterly data from 1963, and full quarterly data as reported to the SEC from 1985. Value Line also offers historical data in customized grouping such as our “Dead Company” File. The Fundamental DataFile has over 400 annual and over 80 quarterly fields for each of the companies included in the database. DataFile is sold primarily to the institutional and academic markets. Value Line also offers a scaled down DataFile product, Fundamental DataFile II, which includes a limited set of historical fundamental data.

Estimates and Projections DataFile

This DataFile offering contains the proprietary estimates and projections from Value Line analysts on a wide range of the stocks traded on U.S. exchanges. Data includes earnings, sales, cash flow, book value, margin, and other popular fields. Estimates are for the current year and next year, while projections encompass the three to five year period.

Mutual Fund DataFile

The Value Line Mutual Fund DataFile covers approximately 19,000 mutual funds with up to 20 years of historical data with more than 200 data fields. The Mutual Fund DataFile provides monthly pricing, basic fund information, weekly performance data, sector weights, and many other important mutual fund data fields. This file is updated monthly and delivered via FTP.

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

Value Line Pro Elite digital service includes The Value Line Investment Survey® and The Value Line Investment Survey® — Small & Mid-Cap. Our Pro Elite service package aimed at professional users includes digital access to full page reports and Value Line proprietary ranks. In addition, our database of mostly microcap firms adds more than 1,500 additional names. Five years’ history is included. Online tools include a screener, alerts, watch-lists and charting. Downloading and print capabilities are included.

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

The Company maintains a significant interest in the cash flows generated by EAM and will continue to receive ongoing payments in respect of its non-voting revenues and non-voting profits interests, as discussed below. Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2026, were $3.72 billion, which is $0.96 billion, or 20.4%, below total assets of $4.68 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2025.

Total net assets of the Value Line Funds at April 30, 2026, were:

($ in thousands)

Value Line Asset Allocation Fund	$344,776
Value Line Capital Appreciation Fund	506,586
Value Line Mid Cap Focused Fund	1,331,548
Value Line Small Cap Opportunities Fund	822,036
Value Line Select Growth Fund	311,805
Value Line Larger Companies Focused Fund	406,745

Total EAM managed net assets	$3,723,496

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

Wholly-owned operating subsidiaries of the Company as of April 30, 2026 include the following:

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

F. Investments

As of April 30, 2026 and April 30, 2025, the Company held total investment assets (excluding its interests in EAM) with a fair market value of $62,286,000 and $43,314,000, respectively, including equity securities and available-for-sale fixed income securities on the Consolidated Balance Sheets. As of April 30, 2026 and April 30, 2025, the Company held equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), iShares Preferred and Income Securities ETF (PFF) and other Exchange Traded Funds and common stock equity securities. As of April 30, 2026 and April 30, 2025, the Company held fixed income securities classified as available-for-sale, that consist of securities issued by United States federal government and bank certificates of deposit within the United States.

G. Employees

At April 30, 2026, the Company and its subsidiaries employed 106 people.

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

J. Executive Officers of the Registrant

The following table lists the names, ages (at June 30, 2026), and principal occupations and employment during the past five years of the Company's Executive Officers, who are elected to terms of office for one year. Except as noted, each of the following has held an executive position with the companies indicated for at least five years.

Name	Age	Principal Occupation or Employment

Howard A. Brecher	72

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

Stephen R. Anastasio	67	Vice President since December 2010; Director since February 2010; Treasurer since 2005. Mr. Anastasio has been an officer of the Company for more than 20 years.

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

As of April 30, 2026, AB&Co., Inc. beneficially owned 91.98% of the outstanding shares of the Company’s voting stock. AB&Co. is therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all of our directors.

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

The Audit Committee has responsibility for the oversight of the Company’s risk management program, including technology and cybersecurity risks facing the Company. The audit committee receives briefings and reports from management about cybersecurity risk management and the overall technology and cybersecurity environment.

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

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Registrant's Common Stock is traded on NASDAQ under the symbol “VALU”. The approximate number of record holders of the Registrant's Common Stock at April 30, 2026 was 30. As of April 30, 2026, the closing stock price was $35.19.

The reported high and low prices and the dividends declared on these shares during the past two fiscal years were as follows:

Quarter Ended	High	Low	Regular Dividend Declared Per Share

April 30, 2026	$38.01	$33.51	$0.35
January 31, 2026	$40.00	$36.00	$0.325
October 31, 2025	$40.12	$36.00	$0.325
July 31, 2025	$41.00	$36.62	$0.325

April 30, 2025	$44.17	$32.94	$0.325
January 31, 2025	$57.68	$38.57	$0.30
October 31, 2024	$54.14	$39.02	$0.30
July 31, 2024	$51.00	$35.31	$0.30

On July 17, 2026, the Board of Directors of Value Line declared a quarterly dividend of $0.35 per share to shareholders of record as of July 27, 2026 to be paid on August 11, 2026.

There are no securities of the Company authorized for issuance under equity compensation plans. The Company did not sell any unregistered shares of common stock during the fiscal year ended April 30, 2026.

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended April 30, 2026. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2026 through February 28, 2026	652	$37.38	652	$1,328,000
March 1, 2026 through March 31, 2026	921	36.12	921	1,295,000
April 1, 2026 through April 30, 2026	124	35.75	124	1,291,000
Total	1,697	$36.58	1,697	$1,291,000

(1) During October 2025, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The new purchase program replaces the October 2022 program. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $1,291,000 before the authorized limit is reached. On November 17, 2025, the Company bought 14,015 shares at $37.04 per share or $519,121 in a private, block offering. On July 17, 2026, the Board of Directors renewed the program, restoring the dollar value of shares that may yet be purchased to the original level of $2,000,000.

During fiscal 2026, the Company repurchased an aggregate 24,810 shares of the Company's common stock for $928,000 at an average price of $37.40 per share including a repurchase of an aggregate 19,135 shares of the Company's common stock for $709,000 at an average price of $37.05 per share under the repurchase program authorized on October 29, 2025.

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

Business Environment

The U.S. economy got off to a decent start in calendar 2026. This followed a mediocre conclusion to 2025, when the gross domestic product (GDP) advance of just 0.5% was hurt by the longest federal government shutdown in the nation’s 250-year history. In the March quarter, GDP expanded at an estimated annualized rate of 2.1%, primarily fueled by massive spending on artificial intelligence (AI). The ongoing AI infrastructure buildout helped offset a sharp decrease in the rate of personal consumption and a notable decline in residential construction, both of which were hurt by inflation and higher borrowing rates. Notwithstanding some pockets of weakness, the consensus forecast at the midpoint of 2026 was that real GDP growth, powered by the AI revolution, will advance 2.5%-3.1% this year.

The inflation situation remains a concern for the Federal Reserve. The reacceleration in the pace of price growth was evident in the May inflation data, with the Consumer and Producer Price Indexes (on a 12-month basis) jumping 4.2% and 6.5%, respectively. The latter increase was the highest rate since November 2022. Likewise, the Personal Consumption Expenditures (PCE) Price Index, the assessment of inflation most closely watched by the Fed, climbed 4.1% over the 12-month period ended May 31st. These figures remain well above the central bank’s target growth rate of 2.0%. At the June Federal Open Market Committee (FOMC) meeting, half of the voting members were expecting at least one hike to the benchmark overnight interest rate before the conclusion of 2026.

The labor market appears to be less of a worry for the Federal Reserve right now. True, the June job creation figure came in below forecast, at 57,000, and the May estimate was revised notably lower, from 172,000 to 129,000. However, weekly unemployment claims still remain low and the number of job openings totaled 7.3 million in June. Both metrics indicate that the labor market is holding up well, despite some notable recent layoffs in the information technology (IT) services sector. The unemployment rate also ticked lower, to 4.2%, in June, but that was likely the result of more individuals exiting the labor force, primarily the product of an aging U.S. population and the rapid reduction in immigration under the Trump Administration.

Meanwhile, Corporate America continues to flourish. Profit growth for the S&P 500 companies averaged approximately 28% in the first quarter, and indications are that the growth rate remained above 20% in the second period, again powered by strong profit gains for the technology companies. The astronomical spending on AI infrastructure (i.e., data center construction and storage/processing chips) is the main catalyst behind the profit gains. Looking forward, the sharp drop in oil prices since early June, on the hopes of an eventual deal being signed to end the war in Iran, might provide another boost for corporate earnings in the second half of the year. That said, the negotiations between the United States and Iran remain very fluid and can change in a moment’s notice, so some volatility in the energy markets also can’t be ruled out in the months ahead.

In conclusion: The business environment is in good shape at the start of the second half of calendar 2026. Spending on AI is providing a major catalyst and should power earnings growth through the end of this year. The strong profit gains are supporting equity valuations, despite the recent sentiment that the Federal Reserve is now more likely to raise the benchmark short-term interest rate before the end of calendar 2026.

Results of Operations for Fiscal Years 2026, 2025 and 2024

The following table illustrates the Company’s key components of revenues and expenses.

	Fiscal Years Ended April 30,			Change
($ in thousands, except earnings per share)	2026	2025	2024	'26 vs. '25	'25 vs. '24

Income from operations	$4,031	$5,985	$9,141	-32.6%	-34.5%
Non-voting revenues and non-voting profits interests from EAM Trust	18,970	18,318	13,282	3.6%	37.9%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	23,001	24,303	22,423	-5.4%	8.4%
Operating expenses	29,416	29,094	28,346	1.1%	2.6%
Investment gains	6,428	3,238	2,764	98.5%	17.1%
Income before income taxes	$29,429	$27,541	$25,187	6.9%	9.3%
Net income	$21,630	$20,686	$19,016	4.6%	8.8%
Earnings per share	$2.30	$2.20	$2.02	4.8%	8.9%

During the twelve months ended April 30, 2026, the Company’s net income of $21,630,000, or $2.30 per share, was 4.6% above net income of $20,686,000, or $2.20 per share, for the twelve months ended April 30, 2025. During the twelve months ended April 30, 2026, the Company’s income from operations was $4,031,000 compared to income from operations of $5,985,000 during the twelve months ended April 30, 2025. For the twelve months ended April 30, 2026, operating expenses increased 1.1% above those during the twelve months ended April 30, 2025.

During the twelve months ended April 30, 2026, there were 9,399,062 average common shares outstanding as compared to 9,417,097 average common shares outstanding during the twelve months ended April 30, 2025.

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

During the three months ended April 30, 2026, the Company’s net income of $3,578,000, or $0.38 per share, was 9.4% below net income of $3,951,000, or $0.42 per share, for the three months ended April 30, 2025. During the three months ended April 30, 2026, the Company’s income from operations was $19,000 compared to income from operations of $830,000 during the three months ended April 30, 2025.

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

Total operating revenues

	Fiscal Years Ended April 30,			Change
($ in thousands)	2026	2025	2024	'26 vs. '25	'25 vs. '24
Investment periodicals and related publications:
Print	$8,451	$8,783	$9,286	-3.8%	-5.4%
Digital	15,406	15,899	16,134	-3.1%	-1.5%
Total investment periodicals and related publications	23,857	24,682	25,420	-3.3%	-2.9%
Copyright fees	9,590	10,397	12,067	-7.8%	-13.8%
Total operating revenues	$33,447	$35,079	$37,487	-4.7%	-6.4%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital publications. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Fiscal Years Ended April 30,
	2026		2025		2024
	Print	Digital	Print	Digital	Print	Digital
New Sales	14.3%	10.2%	14.1%	8.4%	12.5%	10.4%
Renewal Sales	85.7%	89.8%	85.9%	91.6%	87.5%	89.6%
Total Gross Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

During the twelve months ended April 30, 2026, 2025 & 2024, new sales of print publications increased while renewal sales orders decreased.

	As of April 30,			Change
($ in thousands)	2026	2025	2024	'26 vs. '25	'25 vs. '24
Unearned subscription revenue (current and long-term liabilities)	$21,039	$22,290	$22,281	-5.61%	0.04%

A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, direct mail campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $23,857,000 (excluding copyright fees) during the twelve months ended April 30, 2026 were 3.3% below publishing revenues of $24,682,000 in the prior fiscal year. The Company continued a variety of efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, social media, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, total product line circulation at April 30, 2026, was 1.4% below total product line circulation at April 30, 2025.

Total print circulation at April 30, 2026 was 3.3% below the total print circulation at April 30, 2025. During the twelve months ended April 30, 2026, print publication revenues of $8,451,000, decreased 3.8%, below print publication revenues of $8,783,000 during the twelve months ended April of 2025 because we deferred advertising in light of negative sentiment among prospective individual customers in a challenging market environment. Total digital circulation at April 30, 2026 was 0.8% above total digital circulation at April 30, 2025 with the professional clientele offsetting individual subscribers. During the twelve months ended April 30, 2026, digital revenues of $15,406,000 were down 3.1% as compared to the prior fiscal year. These figures reflect the ongoing shift from our print services to digital counterparts. Sales of our higher-price, higher-profit, publications have remained strong.

Investment periodicals and related publications revenues of $24,682,000 (excluding copyright fees) during the twelve months ended April 30, 2025 were 2.9% below publishing revenues of $25,420,000 in the prior fiscal year. The Company continued and increased to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors managed their own portfolios, particularly in volatile markets, total product line circulation at April 30, 2025, was 1.7% below total product line circulation at April 30, 2024.

Total print circulation at April 30, 2025 was 1.9% below the total print circulation at April 30, 2024. During the twelve months ended April 30, 2025, print publication revenues of $8,783,000, decreased 5.4%, below print publication revenues of $9,286,000 during April of 2024. Total digital circulation at April 30, 2025 was 1.5% below total digital circulation at April 30, 2024 with the professional clientele offsetting individual subscribers. During the twelve months ended April 30, 2025, digital revenues of $15,899,000 were down 1.5% as compared to the prior fiscal year. These figures reflect the ongoing shift from our print services to digital counterparts. Sales of our higher-price, higher-profit, publications have been stronger than sales of lower price “starter” products.

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

Total print circulation at April 30, 2024 was 4.6% below the total print circulation at April 30, 2023. During the twelve months ended April 30, 2024, print publication revenues of $9,286,000, decreased 6.8%, below print publication revenues of $9,963,000 during April of 2023. Total digital circulation at April 30, 2024 was 1.4% below total digital circulation at April 30, 2023 with the professional clientele offsetting individual subscribers. During the twelve months ended April 30, 2024, digital revenues of $16,134,000 were slightly below compared to the prior fiscal year.

Value Line serves primarily individual and professional investors in stocks, and other securities, who pay mostly on annual or multi-year subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the six month period ended April 30, 2026, the combined Ranking System “Rank 1 & 2” stocks’ increase of 14.2% compared to the Russell 2000 Index’s increase of 12.9% during the comparable period. During the twelve month period ended April 30, 2026, the combined Ranking System “Rank 1 & 2” stocks’ increase of 35.6% compared to the Russell 2000 Index’s increase of 42.6% during the comparable period.

Copyright fees

During the twelve months ended April 30, 2026, copyright fees of $9,590,000 were 7.8% below those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2025, copyright fees of $10,397,000 were 13.8% below those during the corresponding period in the prior fiscal year. During the twelve months ended April 30, 2024, copyright fees of $12,067,000 were 10.4% below those during the corresponding period in the prior fiscal year. These fees depend on the assets under management in financial products with contractual arrangements to use the Ranks and other Value Line proprietary information, which tend to fluctuate based on interest rates sectoral investment trends and other factors.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2026, were $3.72 billion, which is $0.96 billion, or 20.4%, below total assets of $4.68 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2025.

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2025, were $4.68 billion, which was $0.51 billion, or 12.0%, above total assets of $4.17 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2024.

Value Line Equity Funds experienced net outflows (redemptions less new sales) in fiscal 2026. Value Line Fixed Income Funds experienced net outflows during fiscal year 2026.

Annual variations can be triggered by fluctuations in the performance of the Funds, and investor preferences for sectors of the Equity markets that may not represent the sectors in which the Value Line Funds concentrate.

The following table shows the change in assets for the past three fiscal years including sales (inflows), redemptions (outflows), dividends and capital gain distributions, and market value changes. Inflows from sales, and outflows for redemptions reflect decisions of individual investors and/or their investment advisors. The table also illustrates the assets within the Value Line Funds broken down into equity funds and fixed income funds as of April 30, 2026, 2025 and 2024.

Asset Flows

For the Years Ended April 30,	2026	2025	2024	2026	2025
				vs.	vs.
				2025	2024
Value Line equity fund assets — beginning	$4,639,610,829	$4,137,210,006	$3,051,550,040	12.1%	35.6%
Sales/inflows	$661,724,535	$1,185,922,660	$1,265,003,253	-44.2%	-6.3%
Dividend and Capital Gain Reinvested	$227,572,572	$158,326,887	$133,650,073	43.7%	18.5%
Redemptions/outflows	$(1,907,628,270)	$(1,022,623,669)	$(786,671,032)	86.5%	30.0%
Dividend and Capital Gain Distribution	$(237,077,825)	$(164,401,247)	$(134,961,191)	44.2%	21.8%
Market value change	$339,294,529	$345,176,192	$608,638,863	-1.7%	-43.3%
Value Line equity fund assets — ending	$3,723,496,369	$4,639,610,829	$4,137,210,006	-19.7%	12.1%
Value Line fixed income fund assets — beginning	$36,018,758	$35,837,048	$41,104,251	0.5%	-12.8%
Sales/inflows	$40,631	$948,097	$149,059	-95.7%	536.1%
Dividend and Capital Gain Reinvested	$625,197	$1,273,341	$1,168,217	-50.9%	9.0%
Redemptions/outflows	$(33,065,964)	$(4,238,720)	$(4,157,474)	680.1%	2.0%
Dividend and Capital Gain Distribution	$(683,883)	$(1,360,814)	$(1,279,170)	-49.7%	6.4%
Market value change	$(2,934,739)	$3,559,806	$(1,147,835)	-182.4%	-410.1%
Value Line fixed income fund assets — ending (1)	$0	$36,018,758	$35,837,048	-100.0%	0.5%
Assets under management — ending	$3,723,496,369	$4,675,629,587	$4,173,047,054	-20.4%	12.0%

(1) Value Line Core Bond Fund liquidated November 24, 2025.

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the twelve months ended April 30, 2026, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $30,758,000, 12b-1 fees and other fees of $5,774,000 and other net gains of $601,000. For the same period, total investment management fee waivers were a nominal $136,000 and 12b-1 fee waivers were $49,000. During the twelve months ended April 30, 2026, EAM's net income was $4,644,000 after giving effect to Value Line’s non-voting revenues interest of $16,648,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of April 30, 2026, three funds have investment management fee waivers in place amounting in aggregate to less than 1% of all EAM management fee revenues.

The Value Line equity and hybrid funds’ assets represent 100% of total fund assets under management (“AUM”) as of April 30, 2026. At April 30, 2026, equity and hybrid AUM decreased by 20.4% when compared to last year at April 30, 2025.

The Value Line equity and hybrid funds’ assets represented 99.2% and fixed income fund assets represented 0.8%, respectively, of total fund assets under management (“AUM”) as of April 30, 2025. At April 30, 2025, equity and hybrid AUM increased by 12.0% and fixed income AUM was similar when compared to last year at April 30, 2024.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company receives non-voting revenues interest and non-voting profits interest from EAM. The Company receives from EAM in an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund business.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Fiscal Years Ended April 30,			Change
($ in thousands)	2026	2025	2024	'26 vs. '25	'25 vs. '24
Non-voting revenues interest	$16,648	$16,183	$11,900	2.9%	36.0%
Non-voting profits interest	2,322	2,135	1,382	8.8%	54.5%
	$18,970	$18,318	$13,282	3.6%	37.9%

Operating expenses

	Fiscal Years Ended April 30,			Change
($ in thousands)	2026	2025	2024	'26 vs. '25	'25 vs. '24
Advertising and promotion	$3,718	$3,797	$2,955	-2.1%	28.5%
Salaries and employee benefits	14,365	14,455	14,851	-0.6%	-2.7%
Production and distribution	6,018	5,987	5,455	0.5%	9.8%
Office and administration	5,315	4,855	5,085	9.5%	-4.5%
Total expenses	$29,416	$29,094	$28,346	1.1%	2.6%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration.

Operating expenses of $29,416,000 during the twelve months ended April 30, 2026, were 1.1% above those during the twelve months ended April 30, 2025. Operating expenses of $7,990,000 during the three months ended April 30, 2026, were 5.7% above those during the three months ended April 30, 2025.

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

Advertising and promotion

During twelve months ended April 30, 2026, advertising and promotion expenses of $3,718,000 decreased 2.1% as compared to the prior fiscal year. During the twelve months ended April 30, 2026, decreases were primarily due to decreases in total sales commissions and other promotion costs.

During twelve months ended April 30, 2025, advertising and promotion expenses of $3,797,000 increased 28.5% as compared to the prior fiscal year. During the twelve months ended April 30, 2025, increases were primarily due to increases in direct mail and other promotion costs.

During twelve months ended April 30, 2024, advertising and promotion expenses of $2,955,000 decreased 3.1% as compared to the prior fiscal year. During the twelve months ended April 30, 2024, decreases were primarily due to deferring direct mail activity in response to market condition.

Salaries and employee benefits

During the twelve months ended April 30, 2026, salaries and employee benefits of $14,365,000 decreased slightly below the prior fiscal year as substantial headcount reduction occurred late in the fiscal year and shortly thereafter.

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

During the twelve months ended April 30, 2026, 2025 and 2024, the Company recorded profit sharing expenses of $489,000, $422,000 and $410,000, respectively.

Production and distribution

During the twelve months ended April 30, 2026, production and distribution expenses of $6,018,000 increased slightly above the prior fiscal year.

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

Office and administration

During the twelve months ended April 30, 2026, office and administrative expenses of $5,315,000 increased 9.5% above the prior fiscal year, primarily because the Company incurred costs associated with fulfillment system upgrade, new E-commerce platform, multi-factor authentication and American Disabilities Act digital product compliance.

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

Concentration

During the twelve months ended April 30, 2026, 28.7% of total publishing revenues of $33,447,000 were derived from a single customer. During the twelve months ended April 30, 2025, 29.6% of total publishing revenues of $35,079,000 were derived from a single customer. During the twelve months ended April 30, 2024, 32.2% of total publishing revenues of $37,487,000 were derived from a single customer.

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

Investment gains / (losses)

	Fiscal Years Ended April 30,			Change
($ in thousands)	2026	2025	2024	'26 vs. '25	'25 vs. '24
Dividend income	$692	$553	$551	25.1%	0.4%
Interest income	2,057	2,126	1,934	-3.2%	9.9%
Investment gains/(losses) recognized on sale of equity securities during the period	532	(123)	(1)	532.5%	-12,200.0%
Unrealized gains/(losses) recognized on equity securities held at the end of the period	3,161	682	288	363.5%	136.8%
Other	(14)	-	(8)	-	100.0%
Total investment gains/(losses)	$6,428	$3,238	$2,764	98.5%	17.1%

During the twelve months ended April 30, 2026, the Company’s total investment gains of $6,428,000 increased 98.5% above the prior fiscal year, primarily derived from unrealized gains on equity securities. Proceeds from the sales of equity securities during the twelve months ended April 30, 2026 and April 30, 2025 were $2,425,000 and $3,243,000, respectively. There were no capital gain distributions from ETFs in fiscal 2026 or fiscal 2025. Moderate increases in the commitment to equity securities including select income - producing ETFs occurred during fiscal 2026 and subsequently.

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

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2026, April 30, 2025 and April 30, 2024 were 26.50%, 24.89% and 24.50%, respectively. The increase in the effective tax rate during for the twelve months ended April 30, 2026 as compared to April 30, 2025, is primarily a result of an increase in the state and local tax rate from 4.09% to 5.73%, primarily in the state of Florida that has changed from a market based approach to a cost of production approach affecting EAM's allocation of taxable income for the combined companies to that state. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, changes in tax rates, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $66,389,000 as of April 30, 2026 and $56,230,000 as of April 30, 2025. These amounts include short-term unearned revenue of $14,742,000 and $16,558,000 reflected in total current liabilities at April 30, 2026 and April 30, 2025, respectively. Cash and short-term securities were $86,466,000 and $77,391,000 as of April 30, 2026 and April 30, 2025, respectively.

The Company’s cash and cash equivalents include $23,733,000 and $33,615,000 at April 30, 2026 and April 30, 2025, respectively, invested primarily in commercial banks and in Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities.

Cash from operating activities

The Company had cash inflows from operating activities of $18,583,000 during the twelve months ended April 30, 2026, compared to cash inflows from operations of $20,243,000 and $17,932,000 during the twelve months ended April 30, 2025 and 2024, respectively. The decrease in cash flows from fiscal 2025 to fiscal 2026 is primarily attributable to a change in unearned revenue, reflecting lower customer prepayments received during the year.

Cash from investing activities

The Company’s cash outflows from investing activities of $15,326,000 during the twelve months ended April 30, 2026, compared to cash inflows from investing activities of $21,200,000 and cash outflows of $10,048,000 for the twelve months ended April 30, 2025 and April 30, 2024, respectively. The significant cash outflows in investing activities for the twelve months ended April 30, 2026 was a result of management’s conscious decisions to invest the proceeds from maturities of fixed income short-term securities in the Company’s short-term U.S. Government money market fund accounts at mostly higher yields than U.S Treasury Bills during the fiscal year. The Company then purchased a U.S. T-Bill during the fourth quarter of fiscal 2026 as T-Bill rates became more favorable.

Cash from financing activities

During the twelve months ended April 30, 2026, the Company’s cash outflows from financing activities were $13,154,000 and compared to cash outflows from financing activities of $11,756,000 and $11,084,000 for the twelve months ended April 30, 2025 and 2024, respectively. Cash outflows for financing activities included $928,000, $453,000 and $523,000 for the repurchase of 24,810 shares, 11,480 shares and 12,057 shares of the Company’s common stock under the May 2022, October 2022 & October 2025 board approved common stock repurchase programs, during fiscal years 2026, 2025 and 2024, respectively. Quarterly regular dividend payments of $0.325 per share during fiscal 2026 aggregated $12,226,000. Quarterly regular dividend payments of $0.30 per share during fiscal 2025 aggregated $11,303,000. Quarterly regular dividend payments of $0.28 per share during fiscal 2024 aggregated $10,561,000.

At April 30, 2026 there were 9,399,062 common shares outstanding as compared to 9,417,097 common shares outstanding at April 30, 2025. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests in EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond next year. Management does not anticipate making any borrowings during the next twelve months. As of April 30, 2026, retained earnings and liquid assets were $122,578,000 and $86,466,000, respectively. As of April 30, 2025, retained earnings and liquid assets were $113,400,000 and $77,391,000, respectively.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid(net of refunds received) to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We adopted ASU 2023-09 with such disclosures included in Note 7 to our Consolidated Financial Statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses include in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are evaluating the impact on our financial statement disclosures.

In September 2025, the FASB issued ASU No. 2025-06: Targeted Improvements to the Accounting for Internal-Use Software (ASU No. 2025-06) to clarify and modernize the recognition and disclosure framework for internal-use software costs. This standard removes all references to software development project stages and requires capitalization to begin once (1) management commits funding and (2) completion and intended use are probable, considering whether significant development uncertainties have been resolved. This standard is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact on our financial statement disclosures.

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

Contractual Obligations

We are a party to lease contracts which will result in cash payments to lessors in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next two fiscal years (in thousands): $1,493 in 2027 and $882 in 2028 totaling $2,375.

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

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States. As of April 30, 2026 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $36,814,000 and $36,683,000, respectively. As of April 30, 2025 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $22,518,000 and $22,435,000, respectively.

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

Fixed Income Securities
		Estimated Fair Value after
		Hypothetical Change in Interest Rate
		(in thousands)

		(bp = basis points)

		1 year	1 year	1 year	1 year

	Fair	50 bp	50 bp	100 bp	100 bp
	Value	increase	decrease	increase	decrease

As of April 30, 2026
Investments in securities with fixed maturities	$36,683	$36,592	$36,895	$36,442	$37,048
As of April 30, 2025
Investments in securities with fixed maturities	$22,435	$22,043	$22,480	$21,830	$22,702

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

As of April 30, 2026 and April 30, 2025, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), iShares Preferred and Income Securities ETF (PFF) and other Exchange Traded Funds and common stock equity securities was a combined total $17,142,000 and $15,513,000, respectively, and the fair value was $25,603,000 and $20,879,000, respectively.

					Hypothetical Percentage
Equity Securities				Estimated Fair Value after	Increase (Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Hypothetical Change in Prices	Shareholders’ Equity
As of April 30, 2026	Equity Securities and ETFs held for dividend yield	$25,603	30% increase	$33,284	5.62%
			30% decrease	$17,922	-5.62%

					Hypothetical Percentage
Equity Securities				Estimated Fair Value after	Increase (Decrease) in
($ in thousands)		Fair Value	Hypothetical Price Change	Hypothetical Change in Prices	Shareholders’ Equity
As of April 30, 2025	Equity Securities and ETFs held for dividend yield	$20,879	30% increase	$27,143	4.96%
			30% decrease	$14,615	-4.96%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the registrant and its subsidiaries are included as a part of this Form 10-K:

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Vice President & Treasurer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 30, 2026, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. The Company’s Chief Executive Officer and Vice President & Treasurer are engaged in a comprehensive effort to review, evaluate and improve the Company's controls; however, management does not expect that the Company's disclosure controls or its internal controls over financial reporting can prevent all possible errors and fraud.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President & Treasurer, acting as Principal Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of April 30, 2026. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that the Company did maintain effective internal control over financial reporting as of April 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control systems over financial reporting during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal year ended April 30, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Director
(a) Names of Directors, Age as of June 30, 2026 and Principal Occupation	Since
Stephen R. Anastasio* (67). Vice President of the Company since December 2010; Treasurer since September 2005 and Director since February 2010. Mr. Anastasio has been employed by Value Line, Inc. for more than 35 years. In addition to his current roles with the Company, he has served as Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller of the Company. Mr. Anastasio is a graduate of Fairleigh Dickinson University and is a Certified Public Accountant.	2010
Mary Bernstein* (76). Retired. Director of Accounting of the Company since 2010; Accounting Manager of the Company from 2000 to 2010. Mrs. Bernstein holds an MBA Degree in accounting from Baruch College of CUNY and is a Certified Public Accountant. Mrs. Bernstein had been employed by Value Line, Inc. for more than 25 years. She retired as an employee on July 31, 2022.	2010
Howard A. Brecher* (72). Chairman and Chief Executive Officer of the Company since October 2011; Acting Chairman and Acting Chief Executive Officer of the Company from November 2009 until October 2011; Chief Legal Officer of the Company from prior to 2005 to the present; Vice President and Secretary of the Value Line Funds from June 2008 until December 2010; Secretary of EAM LLC from February 2009 until December 2010; Director and General Counsel of AB&Co., Inc. from prior to 2005 to the present.	1992

Mr. Brecher has been an officer of the Company for more than 30 years. In addition to his current roles with the Company, he has also served as Secretary of the Company and as a senior officer of significant affiliates of the Company. Mr. Brecher is a graduate of Harvard College, Harvard Business School and Harvard Law School. He also holds a Master’s Degree in tax law from New York University.

Alexander J. Swistel (77). Associate Professor (Retired), Weill Cornell Medical College, is a graduate of Harvard University and Brown University School of Medicine.	2026
Glenn J. Muenzer (68). Special Agent (Retired), Federal Bureau of Investigation (the “FBI”) from 1991 to 2012. Mr. Muenzer is an accomplished law enforcement professional with extensive law enforcement and financial investigative experience. Prior to joining the FBI, Mr. Muenzer was Vice President and Manager of Internal Audit at Thomson McKinnon Securities, Inc.; Assistant Vice President of Internal Audit at EF Hutton; Senior Auditor with Deloitte. Mr. Muenzer is a Certified Public Accountant and Certified in Financial Forensics.	2012

* Member of the Executive Committee of the Board of Directors.

Except as noted, the directors have held their respective positions for at least five years. Information about the experience, qualifications, attributes and skills of the directors is incorporated by reference from the section entitled "Director Qualifications" in the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders.

(b)	The information pertaining to executive officers of the Company is set forth in Part I, Item I, subsection J under the caption "Executive Officers of the Registrant" of this Form 10-K.

Audit Committee

The Company has a standing Audit Committee performing the functions described in Section 3(a) (58) (A) of the Securities Exchange Act of 1934, the members of which are: Mr. Glenn Muenzer, Mrs. Mary Bernstein, and Dr. Alexander Swistel. Mr. Muenzer, a qualified financial expert, was elected Chairman of the Audit Committee in 2012. The Board of Directors have determined that Mr. Muenzer is an “audit committee financial expert” (as defined in the rules and regulations of the SEC). The Board of Directors believes that the experience and financial sophistication of the members of the Audit Committee are sufficient to permit the members of the Audit Committee to fulfill the duties and responsibilities of the Audit Committee. All members of the Audit Committee meet the NASDAQ’s financial sophistication requirements for audit committee members.

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

Based on the Company's review of the copies of such forms that it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for the fiscal year ended April 30, 2026, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with applicable SEC filing requirements during fiscal 2026.

Item 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11, Executive Compensation, is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 30, 2026 as to shares of the Company's Common Stock held by persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Arnold Bernhard & Co., Inc.*	8,633,733	91.98%
551 Fifth Avenue
New York, NY 10176

*All of the outstanding voting stock of Arnold Bernhard & Co., Inc. is owned by Jean B. Buttner.

The following table sets forth information as of June 30, 2026, with respect to shares of the Company's Common Stock owned by each director of the Company, by each executive officer listed in the Summary Compensation Table and by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Stephen R. Anastasio	600	*
Mary Bernstein	200	*
Howard A. Brecher	1,800	*
Alexander J. Swistel	200	*
Glenn J. Muenzer	200	*
All directors and executive officers as a group (5 persons)	3,000	*

* Less than one percent

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities of the Company authorized for issuance under equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

AB&Co., which owns 91.98% of the outstanding shares of the Company’s common stock as of April 30, 2026, utilizes the services of officers and employees of the Company to the extent necessary to conduct its business. The Company and AB&Co. allocate costs for office space, equipment and supplies and shared staff pursuant to a servicing and reimbursement agreement. During the fiscal years ended April 30, 2026 and April 30, 2025, the Company was reimbursed $348,000 and $356,000, respectively for payments it made on behalf of and services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2026 or April 30, 2025. In addition, a tax-sharing arrangement allocates the tax liabilities of the two companies between them. The Company is included in the consolidated federal income tax return filed by AB&Co. The Company pays to AB&Co. an amount equal to the Company's liability as if it filed a separate federal income tax return. For the years ended April 30, 2026 and 2025, the Company made payments to AB&Co. for federal income taxes amounting to $5,200,000 and $5,058,000, respectively.

The Company holds non-voting revenues and non-voting profits interests in EAM which entitle the Company to receive from EAM an amount ranging from 41% to 55% of EAM's investment management fee revenues from the Value Line Mutual Funds and separate accounts business, and 50% of EAM’s net profits.

During the twelve months ended April 30, 2026 and April 30, 2025, the Company recorded income of $18,970,000 and $18,318,000, respectively, consisting of $16,648,000 and $16,183,000, from its non-voting revenues interest in EAM and $2,322,000 and $2,135,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

During the twelve months ended April 30, 2025 and April 30, 2024, the Company recorded income of $18,318,000 and $13,282,000, respectively, consisting of $16,183,000 and $11,900,000, from its non-voting revenues interest in EAM and $2,135,000 and $1,382,000, from its non-voting profits interest in EAM without incurring any directly related expenses.

Included in the Company’s Investment in EAM Trust are receivables due from EAM of $3,885,000 and $4,493,000 at April 30, 2026 and April 30, 2025, respectively, for the unpaid portion of Value Line’s non-voting revenues and non-voting profits interests. The non-voting revenues and non-voting profits interests due from EAM are payable to Value Line quarterly under the provisions of the EAM Declaration of Trust.

The Company has adopted a written Related Party Transactions Policy as part of its Code of Business Conduct and Ethics.  This policy requires that any related party transaction which would be required to be disclosed under Item 404(a) of Regulation S-K must be approved or ratified by the Audit Committee of the Board of Directors. Transactions covered for the fiscal year ended April 30, 2026 include the matters described in the preceding paragraphs of this Item 13.

Director Independence

The information required with respect to director independence and related matters are incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table illustrates the fees billed by the Company’s independent auditor, Horowitz & Ullmann P.C., for services provided:

	Fiscal Years Ended April 30,
	2026	2025	2024
Audit fees	$166,750	$166,000	$166,000
Audit-related fees	17,685	56,875	48,415
Tax related fees	121,775	117,580	133,225
Total	$306,210	$340,555	$347,640

In the above table, in accordance with the SEC's definitions and rules, “audit fees” are fees billed by Horowitz & Ullmann, P.C. for professional services for the audit of the Company's consolidated financial statements for the fiscal years ended April 30, 2026, 2025 and 2024 included in Form 10-K and the review of consolidated condensed financial statements and included in Form 10-Qs and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

97.1	Clawback Policy*

99.1

EULAV Asset Management Audited Comparative Consolidated Financial Statements as of April 30, 2026, April 30, 2025 & April 30, 2024. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.*

* Filed herewith.

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

Dated: July 29, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned on behalf of the Registrant as Directors of the Registrant.

/s/ Glenn J. Muenzer
Glenn Muenzer
Director

/s/ Alexander J. Swistel
Alexander Swistel
Director

/s/ Mary Bernstein
Mary Bernstein
Director

Dated: July 29, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Value Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Value Line, Inc. and Subsidiaries (the “Company”) as of April 30, 2026 and 2025, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Investment in Unconsolidated Entity

As described in note 4 to the consolidated financial statements, the Company uses the equity method of accounting to report its investment in its unconsolidated entity. As of April 30, 2026, the carrying value of the investment was $60,217,000. On an annual basis, management performs an impairment assessment to ensure that the carrying value of the investment in its unconsolidated entity is properly reflected.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included, among others, reviewing management’s process for estimating the fair value of the investment in its unconsolidated entity, evaluating the appropriateness of the valuation model, reviewing the significant assumptions and testing the completeness and accuracy of data used in the model.

/s/ Horowitz & Ullmann, P.C.

We have served as the Company’s auditor since 1996.

New York, NY

July 29, 2026

Part II

Item 8.

Value Line, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	April 30,	April 30,
	2026	2025

Assets
Current Assets:
Cash and cash equivalents (including short term investments of $23,733 and $33,615, respectively)	$24,180	$34,077
Equity securities	25,603	20,879
Available-for-sale Fixed Income securities	36,683	22,435
Accounts receivable, net of allowance for credit losses of $12 and $16, respectively	1,035	1,327
Prepaid and refundable income taxes	437	42
Prepaid expenses and other current assets	1,213	1,123
Total current assets	89,151	79,883

Long term assets:
Investment in EAM Trust	60,217	60,807
Restricted money market investments	305	305
Property and equipment, net	2,239	3,475
Capitalized software and other intangible assets, net	4	63
Total long term assets	62,765	64,650

Total assets	$151,916	$144,533

Liabilities and Shareholders' Equity Current Liabilities:
Accounts payable and accrued liabilities	$1,799	$1,528
Accrued salaries	1,191	1,161
Dividends payable	3,285	3,059
Accrued taxes on income	338	43
Operating lease obligation-short term	1,407	1,304
Unearned revenue	14,742	16,558
Total current liabilities	22,762	23,653

Long term liabilities:
Unearned revenue	6,297	5,732
Operating lease obligation-long term	867	2,275
Deferred income taxes	14,100	13,195
Total long term liabilities	21,264	21,202
Total liabilities	44,026	44,855

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	122,578	113,400
Treasury stock, at cost (613,807 shares and 588,997 shares, respectively)	(16,575)	(15,647)
Accumulated other comprehensive income, net of tax	(104)	(66)
Total shareholders' equity	107,890	99,678

Total liabilities and shareholders' equity	$151,916	$144,533

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Income

(in thousands, except share & per share amounts)

	For the Fiscal Years Ended
	April 30,
	2026	2025	2024

Revenues:
Investment periodicals and related publications	$23,857	$24,682	$25,420
Copyright fees	9,590	10,397	12,067
Total publishing revenues	33,447	35,079	37,487

Expenses:
Advertising and promotion	3,718	3,797	2,955
Salaries and employee benefits	14,365	14,455	14,851
Production and distribution	6,018	5,987	5,455
Office and administration	5,315	4,855	5,085
Total expenses	29,416	29,094	28,346
Income from operations	4,031	5,985	9,141

Revenues interest in EAM Trust	16,648	16,183	11,900
Profits interest in EAM Trust	2,322	2,135	1,382
Investment gains	6,428	3,238	2,764
Income before income taxes	29,429	27,541	25,187
Income tax provision	7,799	6,855	6,171
Net income	$21,630	$20,686	$19,016

Earnings per share, basic & fully diluted	$2.30	$2.20	$2.02

Weighted average number of common shares	9,399,062	9,417,097	9,428,379

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Fiscal Years Ended
	April 30,
	2026	2025	2024

Net income	$21,630	$20,686	$19,016

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on Fixed Income securities, net of taxes	(38)	187	(627)
Other comprehensive income/(loss)	(38)	187	(627)
Comprehensive income	$21,592	$20,873	$18,389

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Fiscal Years Ended
	April 30,
	2026	2025	2024
Cash flows from operating activities:
Net income	$21,630	$20,686	$19,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,295	1,271	1,409
Investment (gains)/losses	(3,694)	(559)	(287)
Non-voting profits interest in EAM Trust	(2,322)	(2,135)	(1,382)
Non-voting revenues interest in EAM Trust	(16,648)	(16,183)	(11,900)
Revenues distribution received from EAM Trust	17,305	15,570	10,900
Profits distributions received from EAM Trust	2,255	2,075	1,023
Deferred rent	(1,305)	(1,205)	(1,344)
Deferred income taxes	1,154	283	92
Changes in operating assets and liabilities:
Unearned revenue	(1,251)	9	(692)
Accounts payable & accrued expenses	271	98	167
Accrued salaries	30	141	59
Accrued taxes on income	56	5	(462)
Prepaid and refundable income taxes	(395)	167	216
Prepaid expenses and other current assets	(88)	35	303
Accounts receivable	290	(15)	814
Total adjustments	(3,047)	(443)	(1,084)
Net cash provided by operating activities	18,583	20,243	17,932

Cash flows from investing activities:
Purchases/sales of securities classified as available-for-sale:
Proceeds from sales of equity securities	2,425	3,243	1,129
Purchases of equity securities	(3,456)	(7,218)	(2,639)
Proceeds from sales of Fixed Income securities	15,311	43,477	37,114
Purchases of Fixed Income securities	(29,606)	(18,065)	(45,575)
Acquisition of property and equipment	-	(178)	(15)
Expenditures for capitalized software	-	(59)	(62)
Net cash provided by/(used in) investing activities	(15,326)	21,200	(10,048)

Cash flows from financing activities:
Purchase of treasury stock at cost	(928)	(453)	(523)
Dividends paid	(12,226)	(11,303)	(10,561)
Net cash used in financing activities	(13,154)	(11,756)	(11,084)
Net change in cash and cash equivalents	(9,897)	29,687	(3,200)
Cash, cash equivalents and restricted cash at beginning of year	34,382	4,695	7,895
Cash, cash equivalents and restricted cash at end of year	$24,485	$34,382	$4,695

See independent auditor's report and accompanying notes to the consolidated financial statements.

Part II

Item 8.

Value Line, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Fiscal Years Ended April 30, 2026, 2025 and 2024

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

	Common stock		Additional paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance as of April 30, 2025	10,000,000	$1,000	$991	(588,997)	$(15,647)	$113,400	$(66)	$99,678

Net income						21,630		21,630
Change in unrealized gains on
Fixed Income securities, net of taxes							(38)	(38)
Purchase of treasury stock				(24,810)	(928)			(928)
Dividends declared						(12,452)		(12,452)
Balance as of April 30, 2026	10,000,000	$1,000	$991	(613,807)	$(16,575)	$122,578	$(104)	$107,890

Dividends declared per share were $0.325 for each of the three months ended July 31, 2025, October 31, 2025 and January 31, 2026 and $0.35 for the three months ended April 30, 2026.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid(net of refunds received) to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We adopted ASU 2023-09 with such disclosures included in Note 7 to our Consolidated Financial Statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses include in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are evaluating the impact on our financial statement disclosures.

In September 2025, the FASB issued ASU No. 2025-06: Targeted Improvements to the Accounting for Internal-Use Software (ASU No. 2025-06) to clarify and modernize the recognition and disclosure framework for internal-use software costs. This standard removes all references to software development project stages and requires capitalization to begin once (1) management commits funding and (2) completion and intended use are probable, considering whether significant development uncertainties have been resolved. This standard is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact on our financial statement disclosures.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of April 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$23,733	$-	$-	$23,733
Equity securities	25,603	-	-	25,603
Available-for-sale fixed income securities	36,683	-	-	36,683
	$86,019	$-	$-	$86,019

	As of April 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$33,615	$-	$-	$33,615
Equity securities	20,879	-	-	20,879
Available-for-sale fixed income securities	22,435	-	-	22,435
	$76,929	$-	$-	$76,929

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended April 30, 2026 and April 30, 2025, there were no Level 3 investments. The Company does not have any liabilities subject to fair value measurement.

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

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures. As of April 30, 2026, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash held at banks and short-term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of April 30, 2026 and April 30, 2025, cash equivalents included $23,733,000 and $33,615,000, respectively, for amounts invested in  money market mutual funds that invest in short-term U.S. government securities.

Note 2 - Supplementary Cash Flow Information:

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statement of Cash Flows that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows.

	Fiscal Years Ended April 30,
($ in thousands)	2026	2025	2024
Cash and cash equivalents	$24,180	$34,077	$4,390
Restricted cash	305	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$24,485	$34,382	$4,695

Income Tax Payments:

The Company made income tax payments as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2026	2025	2024
State and local income tax payments	$1,504	$1,179	$1,090
Federal income tax payments	$5,200	$5,058	$5,448

See Note 3 - Related Party Transactions for tax amounts associated with Arnold Bernhard and Co., Inc. (“AB&Co.” or the "Parent"). In each of the three years ending April 30, 2026, the U.S. was the only Jurisdiction in which income taxes paid exceeded 5% of the total paid.

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

Total assets in the Value Line Funds managed and/or distributed by EAM at April 30, 2026, were $3.72 billion, which is $0.96 billion, or 20.4%, below total assets of $4.68 billion in the Value Line Funds managed and/or distributed by EAM at April 30, 2025.

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

The non-voting revenues and 90% of the Company's non-voting profits interests due from EAM to the Company are payable each fiscal quarter under the provisions of the EAM Trust Agreement. The distributable amounts earned through the balance sheet date, which is included in the Investment in EAM Trust on the Consolidated Balance Sheets, and not yet paid, were $3,885,000 and $4,493,000 at April 30, 2026 and April 30, 2025, respectively.

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

	Fiscal Years Ended April 30,
($ in thousands)	2026	2025	2024
Non-voting revenues interest in EAM	$16,648	$16,183	$11,900
Non-voting profits interest in EAM	2,322	2,135	1,382
	$18,970	$18,318	$13,282

Transactions with Parent:

During the fiscal years ended April 30, 2026 and April 30, 2025, the Company was reimbursed $348,000 and $356,000, respectively for payments it made on behalf of and for services it provided to AB&Co. There were no receivables due from the Parent at April 30, 2026 or April 30, 2025.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. For the years ended April 30, 2026, 2025, and 2024, the Company made  payments to the Parent for federal income tax amounting to $5,200,000, $5,058,000, and $5,448,000, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of April 30, 2026, the Parent owned 91.98% of the outstanding shares of common stock of the Company.

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

As of April 30, 2026 and April 30, 2025, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY) iShares Preferred and Income Securities ETF (PFF) and other Exchange Traded Funds and common stock equity securities was a combined total $17,142,000 and $15,513,000, respectively, and the fair value was $25,603,000 and $20,879,000, respectively.

The carrying value and fair value of equity securities at April 30, 2026 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$17,142	$8,469	$(8)	$25,603

The carrying value and fair value of equity securities at April 30, 2025 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$15,513	$5,450	$(84)	$20,879

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the twelve months ended April 30, 2026 and April 30, 2025, were $15,311,000 and $43,477,000, respectively. As of April 30, 2026, Accumulated Other Comprehensive Income included unrealized losses of $131,000, net of deferred tax benefits of $28,000. As of April 30, 2025, Accumulated Other Comprehensive Income included unrealized losses of $83,000, net of deferred tax benefits of $17,000.

The aggregate cost and fair value at April 30, 2026 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$31,770	$3	$(44)	$31,729
Due within 1 year through 5 years	5,044	-	(90)	4,954
Total investment in government debt securities	$36,814	$3	$(134)	$36,683

The increase in gross unrealized losses of $49,000 on fixed income securities classified as available-for-sale net of deferred income tax benefit of $10,000, was included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of April 30, 2026.

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

The average yield on the Government debt securities classified as available-for-sale at April 30, 2026 and April 30, 2025 was 3.59% and 5.99%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Fiscal Years Ended April 30,
($ in thousands)	2026	2025	2024
Dividend income	$692	$553	$551
Interest income	2,057	2,126	1,934
Investment gains/(losses) recognized on sales of equity securities during the period	532	(123)	(1)
Unrealized gains/(losses) recognized on equity securities held at the end of the period	3,161	682	288
Other	(14)	-	(8)
Total investment gains/(losses)	$6,428	$3,238	$2,764

Proceeds from sales of equity securities during the twelve months ended April 30, 2026 and April 30, 2025 were $2,425,000 and $3,243,000, respectively. Taxable realized gains/(losses) on equity securities sold during fiscal years 2026 and 2025, which are generally the difference between the proceeds from sales and our original cost, were gains of $599,000 in fiscal 2026 and losses of $126,000 in fiscal 2025.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of April 30, 2026 and April 30, 2025, the Company's investment in EAM Trust, on the Consolidated Balance Sheets was $60,217,000 and $60,807,000, respectively.

The value of VLI’s investment in EAM at April 30, 2026 and April 30, 2025 reflects the fair value of contributed capital of $55,805,000 at inception, which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Balance Sheets.

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

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2026	2025	2024
Investment management fees earned from the Value Line Funds, net of waivers shown below	$30,758	$31,387	$24,383
12b-1 fees and other fees, net of waivers shown below	$5,774	$7,788	$6,584
Other income/(losses)	$601	$476	$433
Investment management fee waivers and reimbursements	$136	$180	$288
12b-1 fee waivers	$49	$90	$94
Value Line’s non-voting revenues interest	$16,648	$16,183	$11,900
EAM's net income (1)	$4,644	$4,270	$2,764

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	Fiscal Years Ended April 30,
($ in thousands)	2026	2025
EAM's total assets	$63,342	$63,699
EAM's total liabilities (1)	(6,000)	(6,373)
EAM's total equity	$57,342	$57,326

(1) At April 30, 2026 and 2025, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues and non-voting profits interests of $3,885,000 and $4,493,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of April 30, 2026	$63,342	$60,217	$-	$60,217
As of April 30, 2025	$63,699	$60,807	$-	$60,807

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

	As of April 30,
($ in thousands)	2026	2025

Building and leasehold improvements	$652	$652
Operating lease - right-of-use asset	1,918	3,037
Furniture and equipment	2,382	2,430
	4,952	6,119
Accumulated depreciation and amortization	(2,713)	(2,644)
Total property and equipment, net	$2,239	$3,475

Note 7 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Fiscal Years Ended April 30,
($ in thousands)	2026	2025	2024
Current tax expense:
Federal	$5,097	$5,225	$4,847
State and local	1,548	1,347	1,232
Current tax expense	6,645	6,572	6,079
Deferred tax expense (benefit):
Federal	566	274	86
State and local	588	9	6
Deferred tax expense:	1,154	283	92
Income tax provision	$7,799	$6,855	$6,171

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the twelve months ended April 30, 2026, April 30, 2025 and April 30, 2024 were 26.50%, 24.89% and 24.50%, respectively. The increase in the effective tax rate during for the twelve months ended April 30, 2026 as compared to April 30, 2025, is primarily a result of an increase in the state and local tax rate from 4.09% to 5.73%, primarily in the state of Florida that has changed from a market based approach to a cost of production approach affecting EAM's allocation of taxable income for the combined companies to that state. The increase in the effective tax rate during for the twelve months ended April 30, 2025 as compared to April 30, 2024, is primarily a result of an increase in the state and local tax rate from 3.72% to 4.09%. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, changes in tax rates, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	Fiscal Years Ended April 30,
($ in thousands)	2026	2025
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	50	78
Unrealized gain on securities held for sale	1,777	1,127
Right of Use Asset	(75)	(114)
Deferred charges	(117)	(129)
Other	(596)	(487)
Total federal tax liability	11,336	10,772

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,901	2,287
Deferred non-cash post-employment compensation	(101)	(80)
Depreciation and amortization	14	16
Unrealized gain on securities held for sale	483	242
Other	(533)	(42)
Total state and local tax liabilities	2,764	2,423
Deferred tax liability, long-term	$14,100	$13,195

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as a result of the following:

	Fiscal Year Ended April 30,
	2026		2025		2024
($ in thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory federal tax	$6,180	21.00%	$5,783	21.00%	$5,289	21.00%
Increase (decrease) in tax from:
State and local income taxes, net of federal income tax benefit (1)	1,688	5.73%	1,127	4.09%	937	3.72%
Effect of dividends received deductions	(72)	(0.24%)	(57)	(0.21%)	(57)	(0.23%)
Other, net	3	0.01%	2	0.01%	2	0.01%
Effective income tax	$7,799	26.50%	$6,855	24.89%	$6,171	24.50%

(1) In each year, no fewer than five states, in the aggregate, represented the majority of state income taxes.

The Company believes that, as of April 30, 2026, there were no material uncertain tax positions that would require disclosure under GAAP.

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

Note 8 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the fiscal years ended April 30, 2026, 2025 and 2024, the estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statements of Income, was $489,000, $422,000 and $411,000, respectively.

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of April 30, 2026, the Company had a long-term lease asset of $1,918,000, solely related to our NYC headquarters, located at 551 Fifth Avenue, New York, NY, recorded in property and equipment in its consolidated balance sheets. The VLDC lease at 205 Chubb Avenue, Lyndhurst, NJ ended on April 30, 2024.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense are presented as part of continuing operations in the consolidated statements of income. For the twelve months ended April 30, 2026, the Company recognized $1,276,000 in lease expense.

For the twelve months ended April 30, 2026, the Company paid $1,461,000 in rent relating to the leases. As a payment arising from an operating lease, the $1,461,000 will be classified within operating activities in the consolidated statements of cash flows.

The Company’s lease does not provide an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the consolidated balance sheet as of April 30, 2026:

Fiscal years ended April 30,	(in thousands)
2027	$1,493
2028	882
Total undiscounted future minimum lease payments	2,375
Less: difference between undiscounted lease payments & the present value of future lease payments	(101)
Total operating lease liabilities	$2,274

For the fiscal years ended April 30, 2026, 2025 and 2024, rental expenses were $1,276,000, $1,276,000 and $1,499,000 respectively.

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of April 30, 2026
Weighted-average remaining lease term (in years)	1.58

Weighted-average discount rate	5.25%

Note 10 - Disclosure of Credit Risk of Financial Instruments with Off-Balance Sheet Risk:

Other than EAM and the Value Line Funds as explained in Note 3 - Related Party Transactions, a single customer accounted for a significant portion of the Company's sales in fiscal 2026, 2025 or 2024, and its accounts receivable as of April 30, 2026 or 2025.  During the twelve months ended April 30, 2026, 2025 and 2024, 28.7%, 29.6% and 32.2%, respectively, of total publishing revenues were derived from a single customer as explained in Note 16 - Concentration.

Note 11 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of April 30, 2026 and April 30, 2025 the Company held fixed income securities consisting of securities issued by federal, state, and local governments within the United States that are classified as securities available-for-sale on the Consolidated Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Balance Sheets.

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2026 are as follows:

	Fiscal Year Ended April 30, 2026
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains on available-for-sale fixed income securities	$(49)	$11	$(38)
	$(49)	$11	$(38)

The components of comprehensive income that are included in the Consolidated Statement of Changes in Shareholders' Equity for the twelve months ending April 30, 2025 are as follows:

	Fiscal Year Ended April 30, 2025
($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized losses on available-for-sale fixed income securities	$237	$(50)	$187
	$237	$(50)	$187

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

During the twelve months ended April 30, 2026, the Company did not incur nor capitalize expenditures related to third party programmers' costs. During the twelve months ended April 30, 2025 and 2024, the Company capitalized $59,000 and $62,000, respectively, related to the third party programmers' costs. The Company did not incur nor capitalize expenditures related to internal costs to develop software for internal use. Total amortization expenses for the years ended April 30, 2026, 2025 and 2024 were $43,000, $128,000 and $62,000, respectively.

Note 13 - Treasury Stock and Repurchase Program:

During October 2025, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The new purchase program replaces the October 2022 program. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $1,291,000 before the authorized limit is reached. On November 17, 2025, the Company bought 14,015 shares at $37.04 per share or $519,121 in a private, block offering. On July 17, 2026, the Board of Directors renewed the program, restoring the dollar value of shares that may yet be purchased to the original level of $2,000,000.

Treasury stock, at cost, consists of the following:

($ in thousands except for cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining under the Program
Balance as of April 30, 2021	436,830	$7,483	$17.13	$474
Purchases effected in open market (1)	53,327	$2,484	$46.58	$-
Balance as of April 30, 2022	490,157	$9,967	$20.33	$1,241
Purchases effected in open market (2)	75,303	$4,704	$62.47	$-
Balance as of April 30, 2023	565,460	$14,671	$25.95	$1,266
Purchases effected in open market (2)	12,057	$523	$43.38	$-
Balance as of April 30, 2024	577,517	$15,194	$26.31	$1,211
Purchases effected in open market (2)	11,480	$453	$39.46	$-
Balance as of April 30, 2025	588,997	$15,647	$26.57	$758
Purchases effected in open market (3)	24,810	$928	$37.40	$-
Balance as of April 30, 2026	613,807	$16,575	$27.00	$1,291

(1) Were acquired during the $2 million repurchase program authorized in July 2021 and the $2 million repurchase program authorized in March 2022. .
(2) Were acquired during the $3 million repurchase program authorized in May 2022 and the $3 million repurchase program authorized in October 2022.
(3) Were acquired during the $3 million repurchase program authorized in October 2022 and the $2 million repurchase program authorized in October 2025.

Note 14 - Copyright Fees:

During the twelve months ended April 30, 2026, copyright fees of $9,590,000 were 7.8% below fiscal 2025. During the twelve months ended April 30, 2025, copyright fees of $10,397,000 were 13.8% below fiscal 2024. During the twelve months ended April 30, 2024, copyright fees of $12,067,000 were 10.4% below fiscal 2023. As of April 30, 2026, total third party sponsored assets were $8.27 billion, as compared to $9.01 billion in assets at April 30, 2025.

Note 15 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at April 30, 2026 includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility. According to the sublease agreement the LOC and restricted cash were reduced from $469,000 to $305,000 in the third quarter of fiscal year 2022.

Note 16 - Concentration:

During the twelve months ended April 30, 2026, 28.7% of total publishing revenues of $33,447,000 were derived from a single customer.  During the twelve months ended April 30, 2025, 29.6% of total publishing revenues of $35,079,000 were derived from a single customer.  During the twelve months ended April 30, 2024, 32.2% of total publishing revenues of $37,487,000 were derived from a single customer.

Note 17 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At April 30, 2026 and 2025, the Company had $1,925,000 and $1,944,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

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