Form 10-Q
period 2026-07-31
VALUE LINE INC
filed 2026-09-14
CIK 717720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2026
Common stock, $0.10 par value per share	9,382,098 shares

VALUE LINE, INC.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share amounts)

	July 31,	April 30,
	2026	2026
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (including short term investments of $15,085 and $23,733, respectively)	$16,016	$24,180
Equity securities	35,564	25,603
Available-for-sale Fixed Income securities	36,878	36,683
Accounts receivable, net of allowance for credit losses of $12 and $12, respectively	1,092	1,035
Prepaid and refundable income taxes	-	437
Prepaid expenses and other current assets	911	1,213
Total current assets	90,461	89,151

Long term assets:
Investment in EAM Trust	59,979	60,217
Restricted money market investments	305	305
Property and equipment, net	1,920	2,239
Capitalized software and other intangible assets, net	2	4
Total long term assets	62,206	62,765

Total assets	$152,667	$151,916

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,144	$1,799
Accrued salaries	973	1,191
Dividends payable	3,284	3,285
Accrued taxes on income	945	338
Operating lease obligation-short term	1,434	1,407
Unearned revenue	14,355	14,742
Total current liabilities	22,135	22,762

Long term liabilities:
Unearned revenue	6,556	6,297
Operating lease obligation-long term	499	867
Deferred income taxes	14,311	14,100
Total long term liabilities	21,366	21,264
Total liabilities	43,501	44,026

Shareholders' Equity:
Common stock, $0.10 par value; authorized 30,000,000 shares; issued 10,000,000 shares	1,000	1,000
Additional paid-in capital	991	991
Retained earnings	123,949	122,578
Treasury stock, at cost (616,727 shares and 613,807 shares, respectively)	(16,675)	(16,575)
Accumulated other comprehensive income, net of tax	(99)	(104)
Total shareholders' equity	109,166	107,890

Total liabilities and shareholders' equity	$152,667	$151,916

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Income

(in thousands, except share & per share amounts)

(unaudited)

	For the Three Months Ended
	July 31,
	2026	2025

Revenues:
Investment periodicals and related publications	$5,774	$6,140
Copyright fees	2,277	2,466
Total publishing revenues	8,051	8,606

Expenses:
Advertising and promotion	821	717
Salaries and employee benefits	3,497	3,616
Production and distribution	1,460	1,631
Office and administration	1,246	1,146
Total expenses	7,024	7,110
Income from operations	1,027	1,496

Revenues and profits interests in EAM Trust	3,879	5,121
Investment gains	1,471	2,019
Income before income taxes	6,377	8,636
Income tax provision	1,722	2,176
Net income	$4,655	$6,460

Earnings per share, basic & fully diluted	$0.50	$0.69

Weighted average number of common shares	9,384,249	9,414,605

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended
	July 31,
	2026	2025

Net income	$4,655	$6,460

Other comprehensive income/(loss), net of tax:
Change in unrealized gains/(losses) on Fixed Income securities, net of tax	5	15
Other comprehensive income/(loss)	5	15
Comprehensive income	$4,660	$6,475

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	July 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,655	$6,460

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	331
Investment (gains)	(666)	(1,344)
Non-voting revenues interest from EAM Trust	(3,357)	(4,488)
Non-voting profits interest from EAM Trust	(522)	(633)
Distributions received from EAM Trust	4,117	4,708
Deferred income taxes	284	395
Deferred rent	(341)	(316)
Changes in operating assets and liabilities:
Unearned revenue	(128)	(734)
Accounts payable & accrued expenses	(655)	(537)
Accrued salaries	(218)	(152)
Accrued taxes on income	970	1,653
Prepaid expenses and other current assets	302	179
Accounts receivable	(57)	38
Total adjustments	50	(900)
Net cash provided by operating activities	4,705	5,560

Cash flows from investing activities:
Purchases of equity securities	(9,340)	(118)
Purchases of fixed income securities classified as available-for-sale	(5,336)	(5,055)
Proceeds from sales of equity securities	45	215
Proceeds from sales of fixed income securities classified as available-for-sale	5,147	2,147
Net cash used in investing activities	(9,484)	(2,811)

Cash flows from financing activities:
Purchase of treasury stock at cost	(100)	(59)
Dividends paid	(3,285)	(3,059)
Net cash used in financing activities	(3,385)	(3,118)
Net change in cash and cash equivalents	(8,164)	(369)
Cash, cash equivalents and restricted cash at beginning of period	24,485	34,382
Cash, cash equivalents and restricted cash at end of period	$16,321	$34,013

The accompanying notes are an integral part of these consolidated condensed financial statements.

Part I - Financial Information

Item 1. Financial Statements

Value Line, Inc.

Consolidated Condensed Statement of Changes in Shareholders' Equity

For the Three Months Ended July 31, 2026

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in-	Treasury stock		Retained	Accumulated other comprehensive
	Shares	Amount	capital	Shares	Amount	earnings	income	Total
Balance at April 30, 2026	10,000,000	$1,000	$991	(613,807)	$(16,575)	$122,578	$(104)	$107,890

Net income						4,655		4,655
Change in unrealized gains on Fixed Income securities, net of taxes							5	5
Purchase of treasury stock				(2,920)	(100)			(100)
Dividends declared						(3,284)		(3,284)
Balance at July 31, 2026	10,000,000	$1,000	$991	(616,727)	$(16,675)	$123,949	$(99)	$109,166

Dividends declared per common share were $0.35 for the three months ending July 31, 2026.

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

July 31, 2026

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

The Consolidated Condensed Balance Sheets as of July 31, 2026 and April 30, 2026, which have been derived from the unaudited interim Consolidated Condensed Financial Statements and the audited Consolidated Financial Statements, respectively, were prepared following the interim reporting requirements of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying Unaudited Interim Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2026 filed with the SEC on July 29, 2026 (the “Form 10-K”). Results of operations covered by this report may not be indicative of the results of operations for the entire year.

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

Revenue Recognition:

Depending upon the product, subscription fulfillment for Value Line periodicals and related publications is available in print or digitally, via internet access. The length of a subscription varies by product and offer received by the subscriber. Generally, subscriptions are offered as annual subscriptions with the great majority of subscriptions paid in advance. Subscription revenues, net of discounts, are recognized ratably on a straight line basis when the product is served to the client over the life of the subscription. Accordingly, the amount of subscription fees to be earned by fulfilling subscriptions after the date of the balance sheets are shown as unearned revenue within current and long-term liabilities.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid(net of refunds received) to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We adopted ASU 2023-09 with such disclosures included in Note 8 to our Consolidated Financial Statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses included in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are evaluating the impact on our financial statement disclosures.

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

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following summarizes the levels of fair value measurements of the Company’s investments:

	As of July 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$15,085	$-	$-	$15,085
Equity securities	35,564	-	-	35,564
Available-for-sale fixed income securities	36,878	-	-	36,878
	$87,527	$-	$-	$87,527

	As of April 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$23,733	$-	$-	$23,733
Equity securities	25,603	-	-	25,603
Available-for-sale fixed income securities	36,683	-	-	36,683
	$86,019	$-	$-	$86,019

The Company had no other financial instruments such as futures, forwards and swap contracts. For the periods ended July 31, 2026 and April 30, 2026, there were no Level 3 investments. The Company does not have any liabilities that are subject to fair value measurement.

Advertising expenses:

The Company expenses advertising costs as incurred.

Income Taxes:

The Company computes its income tax provision in accordance with the Income Tax Topic of the FASB's ASC.  Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Condensed Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates currently in effect for the years in which the differences are expected to reverse.  The Company adopted the provisions of ASU 2015-17, Income taxes (Topic 740) and classifies all deferred taxes as long-term liabilities on the Consolidated Condensed Balance Sheets. Also, ASU 2023-09, Improvements to Income Tax Disclosures, was adopted to improve transparency and details in income tax disclosures (See Note 8).

The Income Tax Topic of the FASB's ASC establishes for all entities, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosures.  As of July 31, 2026, management has reviewed the tax positions for the years still subject to tax audit under the statute of limitations, evaluated the implications, and determined that there is no material impact to the Company's financial statements.

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

Cash and Cash Equivalents:

For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash held at banks and short term liquid investments with an original maturity of less than three months to be cash and cash equivalents. As of July 31, 2026 and April 30, 2026, cash equivalents included $15,085,000 and $23,733,000, respectively, for amounts invested in money market mutual funds that primarily invest in short-term U.S. government securities.

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

Equity Securities:

Equity securities on the Consolidated Balance Sheets, consist of ETFs held for dividend and distribution yield that attempt to replicate the performance of certain equity indexes and ETFs that hold preferred shares primarily of financial institutions.

As of July 31, 2026 and April 30, 2026, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), iShares Preferred and Income Securities ETF (PFF) and other Exchange Traded Funds and common stock equity securities was a combined total $26,449,000 and $17,142,000, respectively, and the fair value was $35,564,000 and $25,603,000, respectively.

Proceeds from sales of equity securities during the three months ended July 31, 2026 and July 31, 2025, were $45,000 and $215,000 respectively.

The carrying value and fair value of equity securities at July 31, 2026 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$26,449	$9,308	$(193)	$35,564

The carrying value and fair value of equity securities at April 30, 2026 were as follows:

($ in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ETFs - equities	$17,142	$8,469	$(8)	$25,603

Government Debt Securities (Fixed Income Securities):

Fixed income securities consist of certificates of deposits and securities issued by federal, state and local governments within the United States.

Proceeds from maturities and sales of government debt securities classified as available-for-sale during the three months ended July 31, 2026 and July 31, 2025, were $5,147,000 and $2,147,000, respectively. As of July 31, 2026, Accumulated Other Comprehensive Income included unrealized losses of $125,000 net of deferred tax benefits of $26,000.  As of April 30, 2026, Accumulated Other Comprehensive Income included unrealized losses of $131,000, net of deferred tax benefits of $28,000.

The aggregate cost and fair value at July 31, 2026 of fixed income securities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Historical Cost	Holding Gains	Holding Losses	Fair Value
Maturity
Due within 1 year	$32,016	$-	(61)	$31,955
Due 1 year through 5 years	4,987	-	(64)	4,923
Total investment in government debt securities	$37,003	$-	$(125)	$36,878

The decrease in gross unrealized losses of $6,000 on fixed income securities classified as available-for-sale net of deferred income tax liability of $1,000, was included in Accumulated Other Comprehensive Income on the Consolidated Condensed Balance Sheet as of July 31, 2026.

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

The average yield on the Government debt securities classified as available-for-sale at July 31, 2026 and April 30, 2026 was 3.7% and 3.6%, respectively.

Investment Gains/(Losses):

Investment gains/(losses) were comprised of the following:

	Three Months Ended July 31,
($ in thousands)	2026	2025
Dividend income	$244	$161
Interest income	560	514
Investment gains/(losses) recognized on sales of equity securities during the period	3	2
Unrealized gains/(losses) recognized on equity securities held at the end of the period	664	1,342
Total investment gains/(losses)	$1,471	$2,019

Taxable realized gains/(losses) on equity securities sold during fiscal years 2027 and 2026, which are generally the difference between the proceeds from sales and our original cost, were gains of $12,000 in fiscal 2027 and were losses of $5,000 in fiscal 2026.

Investment in Unconsolidated Entities:

Equity Method Investment:

As of July 31, 2026 and April 30, 2026, the Company's investment in EAM Trust on the Consolidated Condensed Balance Sheets was $59,979,000 and $60,217,000, respectively.

The value of VLI’s investment in EAM at July 31, 2026 and April 30, 2026 reflects the fair value of contributed capital of $55,805,000 at inception which included $5,820,000 of cash and liquid securities in excess of working capital requirements contributed to EAM’s capital account by VLI, plus VLI's share of non-voting revenues and non-voting profits from EAM less distributions, made quarterly to VLI by EAM, during the period subsequent to its initial investment through the dates of the Consolidated Condensed Balance Sheets.

It is anticipated that EAM will have sufficient liquidity and earn enough profit to conduct its current and future operations so the management of EAM will not need additional funding.

The Company monitors its Investment in EAM Trust for impairment to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Impairment indicators include, but are not limited to the following: (a) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of the industry in which the investee operates, or (d) factors that raise significant concerns about the investee’s ability to continue as a going concern such as negative cash flows, working capital deficiencies, or noncompliance with statutory capital and regulatory requirements. EAM did not record any impairment losses for its assets during the fiscal years 2027 or 2026.

The components of EAM’s investment management operations, provided to the Company by EAM, were as follows:

	Three Months Ended July 31,
($ in thousands) (unaudited)	2026	2025
Investment management fees earned from the Value Line Funds, net of waivers shown below	$6,228	$8,302
12b-1 fees and other fees, net of waivers	$1,321	$1,509
Other income	$144	$204
Investment management fee waivers and reimbursements	$23	$41
12b-1 fee waivers	$-	$22
Value Line’s non-voting revenues interest	$3,357	$4,488
EAM's net income (1)	$1,046	$1,266

(1) Represents EAM's net income, after giving effect to Value Line’s non-voting revenues interest, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

	July 31,	April 30,
($ in thousands)	2026	2026
	(unaudited)
EAM's total assets	$62,408	$63,342
EAM's total liabilities (1)	(5,490)	(6,000)
EAM's total equity	$56,918	$57,342

(1) At July 31, 2026 and April 30, 2026, EAM's total liabilities included a payable to VLI for its accrued non-voting revenues interest and non-voting profits interest of $3,827,000 and $3,885,000, respectively.

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

		Value Line
($ in thousands)	VIE Assets	Investment in EAM Trust (1)	Liabilities	Maximum Exposure to Loss
As of July 31, 2026 (unaudited)	$62,408	$59,979	$-	$59,979
As of April 30, 2026	$63,342	$60,217	$-	$60,217

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

	Three Months Ended July 31,
($ in thousands)	2026	2025
Cash and cash equivalents	$16,016	$33,708
Restricted cash	305	305
Total cash, cash equivalents, and restricted cash shown in the Consolidated Condensed Statement of Cash Flows	$16,321	$34,013

Income Tax Payments:

The Company made income tax payments as follows:

	Three Months Ended July 31,
($ in thousands)	2026	2025
State and local income tax payments	$387	$122
Federal income tax payments	$-	$-

Note 5 - Employees' Profit Sharing and Savings Plan:

Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based on the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. For the three months ended July 31, 2026 and July 31, 2025, the estimated profit sharing plan contributions, which are included as expenses in salaries and employee benefits in the Consolidated Condensed Statements of Income, were $96,000 and $96,000 in fiscal 2027 and fiscal 2026, respectively.

Note 6 - Comprehensive Income:

The FASB's ASC Comprehensive Income topic requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that otherwise would not be recognized in the calculation of net income.

As of July 31, 2026, and July 31, 2025, the Company held fixed income securities consisting of bank certificates of deposits and securities issued by the United States federal government that are classified as securities available-for-sale on the Consolidated Condensed Balance Sheets. The change in valuation of fixed income securities, net of deferred income taxes, has been recorded in Accumulated Other Comprehensive Income in the Company's Consolidated Condensed Balance Sheets.

The components of comprehensive income included in the Consolidated Condensed Statements of Income and Changes in Shareholders' Equity for the three months ended July 31, 2026 are as follows:

($ in thousands)	Amount Before Tax	Tax (Expense) / Benefit	Amount Net of Tax
Change in unrealized gains/(losses) on available-for-sale fixed income securities	$6	$(1)	$5
	$6	$(1)	$5

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

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2026, were $3.40 billion, 32.2% below total assets of $5.01 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2025.

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

The Company recorded income from its non-voting revenues interest and its non-voting profits interests in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2026	2025
Non-voting revenues interest from EAM	$3,357	$4,488
Non-voting profits interest from EAM	522	633
	$3,879	$5,121

At July 31, 2026, the Company's investment in EAM includes a receivable of $3,827,000 representing the quarterly distribution of the non-voting revenues share and non-voting profits share. That amount was subsequently paid timely to the Company.

Transactions with Parent:

During the three months ended July 31, 2026 and July 31, 2025, the Company was reimbursed $58,000 and $58,000, respectively, for payments it made on behalf of and for services the Company provided to the Parent Company, Arnold Bernhard and Co., Inc. ("Parent").  There were no receivables from the Parent on the Consolidated Condensed Balance Sheets at July 31, 2026 and April 30, 2026.

The Company is a party to a tax-sharing arrangement with the Parent which allocates the tax liabilities of the two Companies between them. The Company made no federal tax payments to the Parent during the three months ended July 31, 2026 and July 31, 2025, respectively.

From time to time, the Parent has purchased additional shares of common stock of the Company in the market when and as the Parent has determined it to be appropriate. The Parent may make additional purchases of common stock of the Company from time to time in the future. As of July 31, 2026, the Parent owned 92.01% of the outstanding shares of common stock of the Company.

Note 8 - Federal, State and Local Income Taxes:

In accordance with the requirements of the Income Tax Topic of the FASB's ASC, the Company's provision for income taxes includes the following:

	Three Months Ended July 31,
($ in thousands)	2026	2025
Current tax expense:
Federal	$1,108	$1,389
State and local	330	392
Current tax expense	1,438	1,781
Deferred tax expense (benefit):
Federal	92	385
State and local	192	10
Deferred tax expense (benefit):	284	395
Income tax provision	$1,722	$2,176

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted. The Tax Act lowered the U.S. federal income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018.  Accordingly, the Company computes Federal income tax expense using the Federal Tax Rate of 21% in fiscal year 2019 and each year thereafter.

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2026 and July 30, 2025 were 27.00% and 25.20%, respectively. The increase in the effective tax rate during for the three months ended July 31, 2026 as compared to July 31, 2025, is primarily a result of an increase in the state and local tax rate from 4.39% to 6.40%, primarily in a single jurisdiction that has changed from a market based approach to a cost of production approach affecting EAM's allocation of taxable income for the combined companies to that jurisdiction. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, changes in tax rates, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Deferred income taxes, a liability, are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's long-term deferred tax liability are as follows:

	July 31,	April 30,
($ in thousands)	2026	2026
Federal tax liability (benefit):
Deferred gain on deconsolidation of EAM	$10,669	$10,669
Deferred non-cash post-employment compensation	(372)	(372)
Depreciation and amortization	46	50
Unrealized gain/(loss) on securities held for sale	1,914	1,777
Right of Use Asset	(64)	(75)
Deferred charges	(126)	(117)
Other	(712)	(596)
Total federal tax liability	11,355	11,336

State and local tax liabilities (benefits):
Deferred gain on deconsolidation of EAM	2,957	2,901
Deferred non-cash post-employment compensation	(103)	(101)
Depreciation and amortization	(5)	14
Unrealized gain/(loss) on securities held for sale	531	483
Other	(424)	(533)
Total state and local tax liabilities	2,956	2,764
Deferred tax liability, long-term	$14,311	$14,100

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following:

	Three Months Ended July 31,
	2026		2025
($ in thousands, except percentages)	Amount	Percent	Amount	Percent
U.S. statutory federal tax	$1,339	21.00%	$1,813	21.00%
Increase (decrease) in tax from:
State and local income taxes, net of federal income tax benefit (1)	408	6.40%	380	4.39%
Effect of dividends received deductions	(25)	(0.40%)	(17)	(0.19)%
Effective income tax	$1,722	27.00%	$2,176	25.20%

(1) In each year, no fewer than five states, in the aggregate, represented the majority of state income taxes.

The Company believes that, as of July 31, 2026, there were no material uncertain tax positions that would require disclosure under GAAP.

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

	July 31,	April 30,
($ in thousands)	2026	2026

Building and leasehold improvements	$652	$652
Operating lease - right-of-use asset	1,628	1,918
Furniture and equipment	2,382	2,382
	4,662	4,952
Accumulated depreciation and amortization	(2,742)	(2,713)
Total property and equipment, net	$1,920	$2,239

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

During the three months ended July 31, 2026 and July 31, 2025, the Company did not incur nor capitalize expenditures related to third party programmers' costs. The Company did not incur nor capitalize expenditures related to internal costs to develop software for internal use. Total amortization expenses for three months ended July 31, 2026 and July 31, 2025 were $2,000 and $11,000, respectively.

Note 11 - Treasury Stock and Repurchase Program:

During July 2026, the Company's Board of Directors renewed the share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The new purchase program replaces the October 2025 program. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $1,989,000 before the authorized limit is reached.

Treasury stock, at cost, consists of the following:

(in thousands except for shares and cost per share)	Shares	Cost Assigned	Average Cost per Share	Aggregate Purchase Price Remaining Under the Program
Balance as of April 30, 2026	613,807	$16,575	$27.00	$1,291
Purchases effected in open market during the months ended:
May 31, 2026	1,714	$59	34.05	1,232
June 30, 2026	906	$30	33.24	1,202
July 31, 2026	300	$11	35.70	1,989
Balance as of July 31, 2026	616,727	$16,675	$27.04	$1,989

Note 12 - Lease Commitments:

On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement for the Company’s new corporate headquarters between Value Line, Inc.  and ABM Industries, Incorporated (“ABM” or the “Sublandlord”) commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.

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

On May 1, 2019, the Company recorded a right-of-use asset in the amount of $9,575,000, which represents the lease liability of $10,340,000 adjusted for previously recorded unamortized lease incentives in the amount of $765,000. The right-of-use asset will be amortized over the remaining lease term in the amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of July 31, 2026, the Company had a long-term lease asset of $1,628,000, solely related to our NYC headquarters, located at 551 Fifth Avenue, New York, NY, recorded in property and equipment in its consolidated balance sheets. The VLDC lease at 205 Chubb Ave., Lyndhurst, NJ ended on April 30, 2024.

The Company recognizes lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated condensed statements of income. The Company recognized $319,000 and $319,000 in lease expenses in both fiscal years 2027 and 2026 during the three months ended July 31, 2026 and July 31, 2025, respectively.

For the three months ended July 31, 2026, the Company paid $370,000 in rent relating to the leases. As a payment arising from an operating lease, the $370,000 is classified within operating activities in the consolidated condensed statements of cash flows.

The Company’s leases have not provided an implicit interest rate, and therefore the Company estimated an incremental borrowing rate, or IBR, as of the commencement date, to determine the present value of its operating lease liabilities. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The following table reconciles the undiscounted future minimum lease payments to the total operating lease liabilities recognized on the Consolidated Condensed Balance Sheet as of July 31, 2026:

Fiscal years ended April 30,	($ in thousands)
2027*	$1,124
2028	882
Total undiscounted future minimum lease payments	2,006
Less: difference between undiscounted lease payments & the present value of future lease payments	(73)
Total operating lease liabilities	$1,933

* Excludes the three months ended July 31, 2026

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of July 31, 2026
Weighted-average remaining lease term (in years)	1.33

Weighted-average discount rate	5.25%

Note 13 - Restricted Cash and Deposits:

Restricted Money Market Investment in the noncurrent assets on the Consolidated Condensed Balance Sheet at July 31, 2026, includes $305,000, which represents cash invested in a bank money market fund securing a letter of credit ("LOC") in the amount of $305,000 issued to the sublandlord as a security deposit for the Company's New York City leased corporate office facility.

Note 14 - Concentration:

During the three months ended July 31, 2026, 28.3% of total publishing revenues of $8,051,000 were derived from a single customer.

Note 15 - Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2026 and July 31, 2025, the Company had $2,263,000 and $1,259,000, respectively, in excess of the FDIC insured limit. Management has concluded the excess does not represent a material risk, based on the creditworthiness of the counter parties.

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
●

dependence on non-voting revenues and non-voting profits interests in EULAV Asset Management (“EAM” or “EAM Trust”), and accordingly on its key management, investment management, key investment managers and sales personnel. EAM Trust is a Delaware statutory trust, which serves as the investment advisor to the Value Line Funds and engages in related distribution, marketing and administrative services;

●

fluctuations in EAM’s and third-party copyright assets under management due to evaluations by outside rating agencies, broadly based changes in the values of equity and debt securities, market sector variations, redemptions by investors and other factors including continuation of employment by key members of its management, investment managers, and sales leadership;

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
●

other risks and uncertainties, including but not limited to the risks described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended April 30, 2026 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the period ended July 31, 2026; and other risks and uncertainties arising from time to time.

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

Business Environment

The U.S. economy turned in a mixed performance during the first half of calendar 2026. After a solid start to the year, with the gross domestic product (GDP) expanding by an estimated annualized rate of 2.1% during the March quarter, output slowed to 1.5% in the June period. In general, resilient consumer spending and robust business investment, primarily focused on the ongoing artificial intelligence (AI) infrastructure buildout, was partially offset by a notable decline in residential construction, a sharp increase in imports (which detracts from the GDP calculation), and a decrease in government spending. Forecasts for real GDP growth this year have since come down, largely reflecting continued worries about inflation, and its impact on the U.S. consumer, along with elevated geopolitical concerns, and the resultant higher energy prices. The consensus GDP estimate now calls for a 1.5% to 2.2% advance, down from the prior expectation of 2.5%-3.1%.

The inflation situation remains a concern for the Federal Reserve. The reacceleration in the pace of price growth this year was evident in the July inflation data, with the Consumer and Producer Price Indexes (on a 12-month basis) increasing 3.4% and 4.7%, respectively. Likewise, the Personal Consumption Expenditures (PCE) Price Index, the assessment of inflation most closely watched by the Fed, rose 3.7% over the 12-month period ended July 31st. These figures remain well above the central bank’s target inflation rate of 2.0%. Treasury market yields have risen recently on the inflation worries and concerns about the nation’s soaring debt level.

The labor market appears to be less of a worry for the Federal Reserve. The estimated August job creation figure of 162,000 came in nearly triple the consensus forecast, and the prior two-month total included an upward revision of 55,000 jobs. Meanwhile, weekly unemployment claims still remain low and the number of job openings totaled 7.4 million in July. The unemployment rate held steady at 4.1% in August, another positive sign especially with more people reentering the workforce. This was reflected by an increase in the labor force participation rate, to 61.6%.

Meanwhile, Corporate America continues to excel. Profit growth for the S&P 500 companies averaged more than 50% in the second quarter (+30% when excluding the impact of the hefty non-operating gains from Amazon and Alphabet), and indications are that the growth rate remained in the high-20% range in the third quarter, again powered by strong profit gains for the technology companies. The astronomical spending on AI infrastructure (i.e., data center construction and memory and processing chips) is the main catalyst behind the profit gains. That said, the recent increase in oil prices—due to the ongoing war with Iran and its military proxies in the Middle East—and the continued trade uncertainties—including the United States trade war with Canada—may cut into profit growth during in the second half of calendar 2026.

In conclusion: The business environment remains in good shape, despite the continued geopolitical and global trade uncertainty. Spending on AI is providing a major catalyst and should power earnings growth through the end of this year. The strong profit gains are supporting equity valuations, despite building sentiment that the Federal Reserve may soon need to raise the benchmark short-term interest rate to help rein in inflation.

Results of Operations for the Three Ended July 31, 2026 and 2025

The following table illustrates the Company’s key components of revenues and expenses.

	Three Months Ended July 31,

($ in thousands, except earnings per share)	2026	2025	Change
Income from operations	$1,027	$1,496	-31.4%
Non-voting revenues and non-voting profits interests from EAM Trust	3,879	5,121	-24.3%
Income from operations plus non-voting revenues and non-voting profits interests from EAM Trust	$4,906	$6,617	-25.9%
Operating expenses	$7,024	$7,110	-1.2%
Investment gains	$1,471	$2,019	-27.1%
Income before income taxes	$6,377	$8,636	-26.2%
Net income	$4,655	$6,460	-27.9%
Earnings per share	$0.50	$0.69	-27.7%

During the three months ended July 31, 2026, the Company’s net income of $4,655,000, or $0.50 per share, was 27.9% below net income of $6,460,000, or $0.69 per share, for the three months ended July 31, 2025. During the three months ended July 31, 2026, the Company’s income from operations of $1,027,000 was 31.4% below income from operations of $1,496,000 during the three months ended July 31, 2025. For the three months ended July 31, 2026, operating expenses decreased 1.2% below those during the three months ended July 31, 2025.

During the three months ended July 31, 2026, there were 9,384,249 average common shares outstanding as compared to 9,414,605 average common shares outstanding during the three months ended July 31, 2025.

Total operating revenues

	Three Months Ended July 31,

($ in thousands)	2026	2025	Change
Investment publications:
Print	$1,957	$2,214	-11.6%
Digital	3,817	3,926	-2.8%
Total investment publications	5,774	6,140	-6.0%
Copyright fees	2,277	2,466	-7.7%
Total publishing revenues	$8,051	$8,606	-6.4%

Within investment periodicals and related publications, subscription sales orders are derived from print and digital products. The following chart illustrates the changes in the sales orders associated with print and digital subscriptions.

Sources of subscription sales

	Three Months Ended July 31,
	2026		2025
	Print	Digital	Print	Digital

New Sales	11.1%	9.8%	12.7%	11.6%

Renewal & Conversion Sales	88.9%	90.2%	87.3%	88.4%

Total Gross Sales	100.0%	100.0%	100.0%	100.0%

During the three months ended July 31, 2026, new sales of print publications decreased on a percentage basis as a result of an increase in renewal sales orders from the prior fiscal year. New sales of digital publications decreased.

	As of July 31,	As of April 30,	As of July 31,	Change
($ in thousands)	2026	2026	2025	July-26 vs. Apr-26	July-26 vs. July-25
Unearned subscription revenue (current and long-term liabilities)	$20,911	$21,039	$21,556	-0.6%	-3.0%

Unearned subscription revenue as of July 31, 2026, is slightly below April 30, 2026 and 3.0% below July 31, 2025. A certain amount of variation is to be expected due to the volume of new orders and timing of long-term renewal contracts, marketing campaigns and large Institutional Sales orders.

Investment periodicals and related publications revenues

Investment periodicals and related publications revenues of $5,774,000 (excluding copyright fees) during the three months ended July 31, 2026 were 6.0% below publications revenues of $6,140,000 in the prior fiscal year. The Company continued a variety of efforts to attract new subscribers through various marketing channels, primarily direct mail, e-mail, and by the efforts of our sales personnel. As fewer individual investors manage their own portfolios, particularly in volatile markets, total product line circulation at July 31, 2026, was 2.4% below total product line circulation at July 31, 2025.

Total print circulation at July 31, 2026 was 3.2% below the total print circulation at July 31, 2025. During the three months ended July 31, 2026, print publication revenues of $1,957,000 decreased 11.6%, below print publication revenues of $2,214,000 during the corresponding period of 2026. Total digital circulation at July 31, 2026 was 1.5% below total digital circulation at July 31, 2025. During the three months ended July 31, 2026, digital revenues of $3,817,000 were 2.8% lower than the prior fiscal year. These figures reflect solid the ongoing shift from our print services to digital counterparts. Sales of our higher-price, higher-profit, publications have remained strong.

Value Line serves primarily individual and professional investors in stocks, and other securities, who pay mostly on annual or multi-year subscription plans, for basic services or as much as $100,000 or more annually for comprehensive premium quality research, not obtainable elsewhere.

The Value Line Proprietary Ranks (the “Ranking System”), a component of the Company’s flagship product, The Value Line Investment Survey, are also utilized in the Company’s copyright business. The Ranking System is made available to EAM for specific uses without charge. During the twelve month period ended July 31, 2026, the combined Ranking System “Rank 1 & 2” stocks’ price increase of 26.0% compared to the Russell 2000 Index’s increase of 32.5% during the comparable period.

Copyright fees

During the three months ended July 31, 2026, copyright fees of $2,277,000 were 7.7% below those during the corresponding period in the prior fiscal year.

Investment management fees and services – (unconsolidated)

The Company receives non-voting revenues interest and non-voting profits interest from EAM, the investment adviser to the Value Line Mutual Funds.

Total assets in the Value Line Funds managed and/or distributed by EAM at July 31, 2026, were $3.40 billion, which is $1.61 billion or 32.2% below total assets of $5.01 billion in the Value Line Funds managed and/or distributed by EAM at July 31, 2025.

Value Line Mutual Funds

	As of July 31,
($ in millions)	2026	2025	Change
Equity and hybrid funds	$3,396	$4,974	-31.7%
Fixed income funds	-	35	-100.0%
Total EAM managed net assets	$3,396	$5,009	-32.2%

EAM Trust - Results of operations before distribution to interest holders

The gross fees and net income of EAM’s investment management operations during the three months ended July 31, 2026, before interest holder distributions, included total investment management fees earned from the Value Line Funds of $6,228,000, 12b-1 fees and other fees of $1,321,000 and other net gains of $144,000. For the same period, there was total investment management fee waivers of $23,000. During the three months ended July 31, 2026, EAM's net income was $1,046,000 after giving effect to Value Line’s non-voting revenues interest of $3,356,000, but before distributions to voting profits interest holders and to the Company in respect of its 50% non-voting profits interest.

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

As of July 31, 2026, three of the Value Line Funds have investment management fee waivers in place amounting in aggregate to less than 1% of all EAM management fee revenues.

The Value Line equity and hybrid funds’ assets represent 100% of total fund assets under management (“AUM”) as of July 31, 2026. At July 31, 2026, equity and hybrid AUM decreased by 31.7% compared to last year at July 31, 2025.

EAM - The Company’s non-voting revenues and non-voting profits interests

The Company receives non-voting revenues interest and non-voting profits interest from EAM. The Company receives from EAM in an amount ranging from 41% to 55% of EAM's investment management fee revenues from its mutual fund business.

The Company recorded income from its non-voting revenues interest and its non-voting profits interest in EAM as follows:

	Three Months Ended July 31,
($ in thousands)	2026	2025	Change
Non-voting revenues interest	$3,356	$4,488	22.0%
Non-voting profits interest	523	633	12.8%
	$3,879	$5,121	20.7%

Operating expenses

	Three Months Ended July 31,
($ in thousands)	2026	2025	Change
Advertising and promotion	$821	$717	14.5%
Salaries and employee benefits	3,497	3,616	-3.3%
Production and distribution	1,460	1,631	-10.5%
Office and administration	1,246	1,146	8.7%
Total expenses	$7,024	$7,110	-1.2%

Expenses within the Company are categorized into advertising and promotion, salaries and employee benefits, production and distribution, office and administration. Operating expenses of $7,024,000 during the three months ended July 31, 2026, were slightly below those during the three months ended July 31, 2025.

Advertising and promotion

During the three months ended July 31, 2026, advertising and promotion expenses of $821,000 increased 14.5% as compared to the prior fiscal year primarily due to increase in direct mail campaigns.

Salaries and employee benefits

During the three months ended July 31, 2026, salaries and employee benefits of $3,497,000 decreased 3.3% below the prior fiscal year.

Production and distribution

During the three months ended July 31, 2026, production and distribution expenses of $1,460,000 decreased 10.5% below the prior fiscal year primarily due to decreases in production expenses to support the Company’s website and maintenance of the Company’s publishing and application software and operating systems.

Office and administration

During the three months ended July 31, 2026, office and administrative expenses of $1,246,000 increased 8.7% above the prior fiscal year, primarily because the Company incurred costs associated with a fulfillment system upgrade, new E-commerce platform, and security and accessibility improvements to our digital services.

Concentration

During the three months ended July 31, 2026, 28.3% of total publishing revenues of $8,051,000 were derived from a single customer.

Investment gains / (losses)

	Three Months Ended July 31,
($ in thousands)	2026	2025	Change
Dividend income	$244	$161	51.6%
Interest income	560	514	8.9%
Investment gains/(losses) recognized on sale of equity securities during the period	3	2	-50.0%
Unrealized gains/(losses) recognized on equity securities held at the end of the period	664	1,342	-50.5%
Total investment gains/(losses)	$1,471	$2,019	-27.1%

During the three months ended July 31, 2026, the Company’s total investment gains of $1,471,000 decreased 27.1% below the prior fiscal year, primarily a result of lower unrealized gains on equity securities. Proceeds from the sales of equity securities during the three months ended July 31, 2026 and July 31, 2025 were $45,000 and $215,000, respectively.

Effective income tax rate

The overall effective income tax rates, as a percentage of pre-tax ordinary income for the three months ended July 31, 2026 and July 30, 2025 were 27.00% and 25.20%, respectively. The increase in the effective tax rate during for the three months ended July 31, 2026 as compared to July 31, 2025, is primarily a result of an increase in the state and local tax rate from 4.39% to 6.40%, primarily in a single jurisdiction that has changed from a market based approach to a cost of production approach affecting EAM's allocation of taxable income for the combined companies to that jurisdiction. The Company's annualized overall effective tax rate fluctuates due to a number of factors, in addition to changes in tax law, including but not limited to an increase or decrease in the ratio of items that do not have tax consequences to pre-income tax, the Company's geographic profit mix between tax jurisdictions, taxation method adopted by each locality, changes in tax rates, new interpretations of existing tax laws and rulings and settlements with tax authorities.

Lease Commitments

On November 30, 2016, Value Line, Inc., received consent from the landlord at 551 Fifth Avenue, New York, NY to the terms of a new sublease agreement for the Company’s new corporate headquarters between Value Line, Inc. and ABM Industries, Incorporated (“ABM” or the “Sublandlord”) commencing on December 1, 2016. Pursuant to the agreement Value Line leased from ABM 24,726 square feet of office space located on the second and third floors at 551 Fifth Avenue, New York, NY (“Building” or “Premises”) beginning on December 1, 2016 and ending on November 29, 2027. Base rent under the sublease agreement is $1,126,000 per annum during the first year with an annual increase in base rent of 2.25% scheduled for each subsequent year, payable in equal monthly installments on the first day of each month, subject to customary concessions in the Company’s favor and pass-through of certain increases in utility costs and real estate taxes over the base year. The Company is required to pay for certain operating expenses associated with the Premises as well as utilities supplied to the Premises.

Liquidity and Capital Resources

The Company had working capital, defined as current assets less current liabilities, of $68,326,000 as of July 31, 2026 and $66,389,000 as of April 30, 2026. These amounts include short-term unearned revenue of $14,355,000 and $14,742,000 reflected in total current liabilities at July 31, 2026 and April 30, 2026, respectively. Cash and short-term securities were $88,458,000 and $86,466,000 as of July 31, 2026 and April 30, 2026, respectively.

The Company’s cash and cash equivalents include $15,085,000 and $23,733,000 at July 31, 2026 and April 30, 2026, respectively, invested primarily in commercial banks and Money Market Funds at brokers, which operate under Rule 2a-7 of the 1940 Act and invest primarily in short-term U.S. government securities and in commercial banks.

Cash from operating activities

The Company had cash inflows from operating activities of $4,705,000 during the three months ended July 31, 2026, compared to cash inflows of $5,560,000 during the three months ended July 31, 2025. The decrease in cash flows from operations from fiscal 2026 to fiscal 2027 is primarily attributable to the decline in publishing revenues, primarily print publication.

Cash from investing activities

The Company had cash outflows from investing activities of $9,484,000 during the three months ended July 31, 2026, compared to cash outflows from investing activities of $2,811,000 for the three months ended July 31, 2025, respectively. The increase in cash outflows from investing activities for the three months ended July 31, 2026 compared to last year was a result of a increase in investment in equity securities.

Cash from financing activities

During the three months ended July 31, 2026, the Company’s cash outflows from financing activities were $3,385,000, compared to cash outflows from financing activities of $3,118,000 for the three months ended July 31, 2025. Quarterly dividend payments of $0.35 per share during fiscal year 2027 aggregated $3,285,000. Quarterly regular dividend payments of $0.325 per share during fiscal year 2026 aggregated $3,059,000.

At July 31, 2026 there were 9,384,249 common shares outstanding as compared to 9,414,605 common shares outstanding at July 31, 2025. The Company expects financing activities to continue to include use of cash for dividend payments for the foreseeable future.

Debt and Liquid Assets

Management believes that the Company’s cash and other liquid asset resources used in its business together with future cash flows from operations and from the Company’s non-voting revenues and non-voting profits interests from EAM will be sufficient to finance current and forecasted liquidity needs for the next twelve months and beyond. Management does not anticipate making any borrowings during the next twelve months. As of July 31, 2026, retained earnings and liquid assets were $123,949,000 and $88,458,000, respectively. As of April 30, 2026, retained earnings and liquid assets were $122,578,000 and $86,466,000, respectively. There are no off-balance-sheet arrangements, so none affect the interpretations of reported assets, liquidity, and debt.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid(net of refunds received) to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We adopted ASU 2023-09 with such disclosures included in Note 8 to our Consolidated Financial Statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses included in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are evaluating the impact on our financial statement disclosures.

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

The Company’s critical accounting policy relates to the valuation of EAM. There have been no material changes in our critical accounting policies during the three months ended July 31, 2026. For a complete discussion of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for fiscal year ended April 30, 2026.

Contractual Obligations

We are a party to a lease contract which will result in cash payments to a lessor in future periods. Operating lease liabilities are included in our Consolidated Balance Sheets. Estimated payments of these liabilities in each of the next two fiscal are (in thousands): $1,124 in 2027 and $882 in 2028 totaling $2,006.

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

Fixed income securities consist of bank certificates of deposits and securities issued by the United States federal government. As of July 31, 2026, the aggregate cost and fair value of fixed income securities classified as available-for-sale were $37,003,000 and $36,878,000, respectively. As of April 30, 2026 the aggregate cost and fair value of fixed income securities classified as available-for-sale were $36,814,000 and $36,683,000, respectively.

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

Fixed Income Securities

	Estimated Fair Value after Hypothetical Change in Interest Rates (in thousands) (bp = basis points)

		1 year	1 year	1 year	1 year

	Fair Value	50 bp increase	50 bp decrease	100 bp increase	100 bp decrease

As of July 31, 2026
Investments in securities with fixed maturities	$36,878	$36,694	$37,062	$36,509	$37,247

As of April 30, 2026
Investments in securities with fixed maturities	$36,683	$36,592	$36,895	$36,442	$37,048

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

As of July 31, 2026 and April 30, 2026, the aggregate cost of the equity securities, which consist of investments in the SPDR Series Trust S&P Dividend ETF (SDY), First Trust Value Line Dividend Index ETF (FVD), ProShares Trust S&P 500 Dividend Aristocrats ETF (NOBL), IShares DJ Select Dividend ETF (DVY), iShares Preferred and Income Securities ETF (PFF) and other Exchange Traded Funds and common stock equity securities was a combined total of $26,449,000 and $17,142,000, respectively, and the fair value was $35,564,000 and $25,603,000, respectively.

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of July 31, 2026	Equity Securities and ETFs held for dividend yield	$35,564	30% increase	$46,233	7.72%
			30% decrease	$24,895	(7.72%)

Equity Securities				Estimated Fair	Hypothetical Percentage
			Hypothetical	Value after Hypothetical	Increase (Decrease) in
($ in thousands)		Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of April 30, 2026	Equity Securities and ETFs held for dividend yield	$25,603	30% increase	$33,284	5.62%
			30% decrease	$17,922	(5.62%)

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Part I, Item 2 of this Quarterly Report on Form 10-Q for the period ended July 31, 2026, reflects any changes and updates (see page 23) in addition to the list of the risk factors disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended April 30, 2026 filed with the SEC on July 29, 2026. Any new risk factors reflect management's continuing analysis of developments in the Company's business environment, rather than any specific event or particular issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information with respect to all repurchases of common stock made by or on behalf of the Company during the fiscal quarter ended July 31, 2026. All purchases listed below were made in the open market at prevailing market prices.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2026	1,714	$34.05	1,714	$1,232,000
June 1 - 30, 2026	906	$33.24	906	1,202,000
July 1 - 31, 2026	300	$35.70	300	1,989,000
Total	2,920	$33.97	2,920	$1,989,000

During July 2026, the Company's Board of Directors renewed the share repurchase program authorizing the repurchase of shares of the Company’s common stock up to an aggregate purchase price of $2,000,000. The new purchase program replaces the October 2025 program. The repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market, in block purchases or otherwise. The repurchase program may be suspended or discontinued at any time at the Company’s discretion and has no set expiration date. There is a remainder of $1,989,000 before the authorized limit is reached.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Value Line has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during fiscal quarter ended July 31, 2026.

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

Date:  September 14, 2026